Form 10-Q
period 1996-03-31
HEMISPHERX BIOPHARMA INC
filed 1996-05-14
CIK 946644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

Commission File Number: 0-27072
                        -------

                         HEMISPHERx BIOPHARMA, INC.
- - -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Delaware                                    52-0845822
- - -----------------------------------               ---------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


1617 JFK Boulevard, Suite 660, Philadelphia, PA 19103
- - -----------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)


(215) 988-0080
- - -----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Not Applicable
- - -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            /X/ Yes        / / No

15,581,592 shares of common stock were issued and outstanding as of March 31, 1996.

PART I - FINANCIAL INFORMATION

ITEM 1:    Financial Statements

                 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                                               (UNAUDITED)
                                                                      DECEMBER 31,              MARCH 31,
                                                                           1995                   1996
                                                                      ------------             -----------
                                                  ASSETS
Current assets:
  Cash and cash equivalents                                           $11,291,167              $3,620,343
  Prepaid expenses and other current assets                                62,742                  79,485
                                                                      -----------             -----------
    Total current assets                                               11,353,909               3,699,828
  Property and equipment, net                                              53,953                  73,616
  Patent and trademark rights, net                                      1,245,092               1,288,221
  Security deposits                                                        46,564                  17,761
                                                                      -----------             -----------
    Total assets                                                      $12,699,518              $5,079,426
                                                                      ===========             ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 1,095,637            $    847,650
  Accrued expenses                                                      2,263,096                 482,750
  Notes payable                                                         4,920,000                       -
                                                                     ------------            ------------
    Total current liabilities                                           8,278,733               1,330,400
Commitments and contingencies
Stockholders' equity:
  Common stock                                                             15,581                  15,581
  Additional paid-in capital                                           47,949,530              47,949,530
  Accumulated deficit                                                 (43,544,326)            (44,216,085)
                                                                     ------------            ------------
    Total stockholders' equity                                          4,420,785               3,749,026
                                                                     ------------            ------------
    Total liabilities and stockholders' equity                        $12,699,518            $  5,079,426
                                                                     ============            ============



See accompanying notes to consolidated financial statements.

                  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 (Unaudited)
                                                                          For the three months ended
                                                                                   March 31,
                                                                       --------------------------------
                                                                           1995               1996
                                                                           ----               ----
 Revenues:
   Research and development                                                $    11,300         $   18,354
   Licensing fees                                                              750,000                  -
                                                                           -----------         -----------
     Total revenues                                                        $   761,300         $   18,354
                                                                           -----------         -----------
 Costs and expenses:
   Research and development                                                    257,820             298,700
   General and administrative                                                  697,594             513,813
                                                                           -----------         -----------
     Total cost and expenses                                                   955,414             812,513
 Debt conversion expense                                                      (149,384)                  -
 Interest income                                                                 2,835             122,400
 Interest expense                                                             (245,984)
                                                                           -----------         -----------
     Net loss                                                              $  (586,647)        $  (671,759)
                                                                           ===========         ===========
                                                                             (PROFORMA)

 Loss per share:
   Weighted average shares outstanding                                      13,014,174          15,581,592
     Net loss per share                                                    $      (.05)        $      (.04)
                                                                           ===========         ===========


 See accompanying notes to consolidated financial statements.

                  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  (Unaudited)
                                                                          For the three months ended
                                                                                   March 31,
                                                                       ---------------------------------
                                                                            1995              1996
                                                                            ----              ----
 Cash flows from operating activities:
   Net loss                                                                $  (586,647)       $  (671,759)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:                                               -                  -
   Depreciation and amortization of property and equipment                      13,500             11,607
   Amortization of patents rights                                               55,500             21,211
   Imputed interest charges                                                     19,315                  -
   Debt conversion expense                                                     149,383                  -
   Write off of patent rights                                                   34,781                  -
   Changes in assets and liabilities:
     Prepaid expenses and other current assets                                  (2,219)           (16,743)
     Accounts payable                                                          102,991           (247,988)
     Accrued expenses                                                          415,481         (1,780,346)
     Security deposits                                                           1,168             28,803
     Deferred revenue                                                          750,000                  -
                                                                          ------------        -----------
       Net cash (used in) provided by operating activities                     953,253         (2,655,215)
                                                                          ------------        -----------
 Cash flows from investing activities:
   Purchase of property and equipment                                             (855)           (31,270)
   Additions to patent rights                                                  (93,021)           (64,339)
                                                                          ------------        -----------
     Net cash used in investing activities                                     (93,876)           (95,609)
                                                                          ------------        -----------
 Cash flows from financing activities:
   Proceeds from shareholder loans                                              35,000                  -
   Proceeds from notes payable                                                 782,000                  -
   Payment of unsecured convertible note                                             -         (4,920,000)
   Payments on stockholder notes                                            (1,735,000)                 -
                                                                          ------------        -----------
     Net cash used in financing activities                                    (918,000)        (4,920,000)
                                                                          ------------        -----------
     Net decrease in cash and cash equivalents                                 (58,623)        (7,670,824)
 Cash and cash equivalents at beginning of period                               61,005         11,291,167
                                                                          ------------        -----------
 Cash and cash equivalents at end of period                                $     2,382        $ 3,620,343
                                                                          ============        ===========


 See accompanying notes to consolidated financial statements.

                  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Hemispherx BioPharma, Inc. (the "Company"), a Delaware corporation and all its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's interim consolidated financial statements are unaudited.

In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (SEC), and do not contain certain information which will be included in the Company's annual consolidated financial statements and notes thereto.

These consolidated financial statements should be read in conjunction with the Company's 1995 consolidated financial statements included in the Company's Form 10K statement filed on March 29, 1996 with the SEC.

NOTE 2: INITIAL PUBLIC OFFERING

The Company completed an initial public offering (IPO) on November 2, 1995.
Net proceeds from the offering approximated $16,000,000 which includes the sale of the 693,000 over-allotment shares.

NOTE 3: DEBT REPAYMENT

The Company resolved a long standing legal suit with a former note holder of the Company. The litigation had been simultaneously pursued by the parties in both the Federal Court of Eastern Pennsylvania as well as in the State Court of Florida in Palm Beach County. The noteholder also filed a motion for a preliminary injunction in the Pennsylvania court to enjoin the Company from disbursing the proceeds of a public offering in the amount of $5.8 million, which motion was granted in November, 1995. On February 15, 1996, the Company reached an agreement to settle this matter. Terms and conditions of the settlement include payment of $6,450,000 to the noteholder to cover the note balance and legal expenses. The noteholder and related parties are to maintain certain Warrants that were granted prior to the lawsuit. Other Warrants granted to the noteholder in the note restructuring in 1994 were relinquished. The funds under this settlement were paid on March 21, 1996. Mutual releases were executed which completed the settlement of the litigation.

NOTE 4: PARTNERING AGREEMENTS

In April, 1996, SAB/Bioclones reported significant accomplishments in South Africa in fulfillment of their licensing agreement. Pilot production runs of raw materials for use in manufacturing Ampligen have been completed in conformity to our specifications. SAB/Bioclones expect to have one kilo completed and in inventory by June 30, 1996. They are negotiating with two manufacturers to formulate the drug and to produce 200 ml infusion bottles (400 mg Ampligen) for use in clinical trials. Discussions also are underway with clinical investigators to identify suitable participants for the double-blind placebo controlled study of Ampligen in chronic active hepatitis B. This phase is expected to be completed the end of 1996. Clinical investigators then will be selected and patient enrolled for the studies. SAB/Bioclones has further reported interest among Hepatologists to additionally evaluate Ampligen in the treatment of hepatitis C.

In February, 1996, the Company entered into an agreement with Helix BioPharma, a Canadian based pharmaceutical and biomedical company to jointly develop the Company's lead product for certain chronic viral disorders and diseases of immunological dysregulation. Helix BioPharma is the parent company of Rivex Pharma, Inc. with which the Company has an agreement for marketing and distribution services in Canada. Helix BioPharma, headquartered in Richmond, British Columbia, is developing, licensing, marketing and distributing biomedical and pharmaceutical products and services principally to the Canadian markets.

NOTE 5: VENDOR AGREEMENTS

On February 20, 1996 the Company entered into an agreement. For a payment of $85,000 all outstanding rent and charges accrued through December 31, 1995 in the amount of $181,757 were forgiven by the landlord. In addition, the term of the lease was extended through April 30, 2000, reduced the square footage under the lease and reduced the lease rate.

Rent expense charged to operations for the years ended December 31, 1993, 1994 and 1995 under the old lease amounted to approximately $223,000, $173,000 and $289,000 respectively. The Company recognizes rent expense on a straight-line basis over the lease term, and the difference between rent expense on a straight-line basis and the base rental is deferred and included in accrued expenses at December 31, 1994 and 1995. As of December 31, 1995 this accrual for unrecognized deferred rent totaled $228,000. The new lease agreement negated the need for this accrued liability. This settlement and amended lease resulted in the Company recording $318,757 adjustment in earnings in the first quarter 1996 financials.

ITEM 2: Managements Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Hemispherx BioPharma, Inc. and subsidiaries (the "Company"), formerly known as HEM Pharmaceuticals Corp., is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The Company's drug technology uses specially-configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen, is in human clinical development for various therapeutic indications. The efficacy and safety of Ampligen is being developed clinically for three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome (ME/CFS) (Phase II clinical trial completed and Phase II/III clinical trial authorized); human immunodeficiency virus associated disorders (Phase II clinical trial); and chronic hepatitis B virus infection (HBV) (Phase I/II clinical trial in process). The Company also has clinical experience with Ampligen in patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma.

The consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its three wholly-owned subsidiaries, BioPro Corp., BioAegean Corp. and Core BioTech Corp. which were incorporated in September 1994 for the purpose of developing technology for ultimate sale into certain non-pharmaceutical specialty consumer markets. All significant intercompany balances and transactions have been eliminated in consolidation.

During fiscal 1994 and 1995, the Company has focused on negotiating and executing the South African Breweries (SAB) Agreement, exploring potential partnerships to pursue additional clinical trials with special emphasis on the HBV disease indication, restructuring certain of its outstanding debt, conducting the 1994 Common Stock Financing and the Bridge Financing and preparing for its Initial Public Offering (IPO). In 1996 and beyond, the Company expects to add some additional personnel to augment its general and administrative activities in support of increased efforts for research and development, production and regulatory activity.

The Company expects to continue its research and clinical efforts for the next several years with some benefit of certain revenues from cost recovery programs, notably in Canada and Belgium. Beginning in October, 1993, limited revenues were initiated in Belgium from sales under the cost recovery provision for conducting clinical tests in ME/CFS. Overall, the Company expects to continue incurring losses over the next several years due to clinical costs which are only partially offset by revenues and potential licensing fees. Such losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or revenues.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 versus the three months ended March 31, 1995

The Company reported a net loss of $671,759 for the quarter ended March 31, 1996 versus a net loss of $586,647 for the same period in 1995. Several factors contributed to the increase in net loss of $85,112.

Revenues were down $742,946 for the quarter ended March 31, 1996 as the results for the quarter ended March 31, 1995 include $750,000 of licensing fees recorded in connection with the SAB/Bioclones agreement. Research and development costs increased by $40,880 in the quarter ended March 31, 1996 due primarily to increased efforts on the Canadian and Belgium clinical programs. General and administrative expenses of $513,813 in the first quarter of 1996 reflect the benefit of a one time gain in the amount of $318,757 resulting from the forgiveness of certain lease obligations in connection with the restructuring of the Company's principal office lease. Excluding this one time gain, general and administrative expenses in the first quarter of 1996 exceeded related expenses in the first quarter of 1995 by $134,976. This increase can be attributed to consulting fees, public relations, printing expenses and director and officer insurance premiums. All of which more or less are associated with the administration of a public company.

Debt conversion costs of $149,384 and interest expense of $245,984 incurred in the first quarter of 1995 did not recur in 1996 due the fact that all the associated debt was converted or repaid in 1995. Interest income increased by $119,565 in the first quarter of 1996 due to the earnings on the remaining IPO proceeds.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1996 was $3,620,543 compared to $11,291,167 at December 31, 1995. This December 31, 1995 figure includes $5,818,733 of restricted cash as ordered by the Court in connection with the Cohn litigation. In February, 1996, the Company agreed to repay the Cohn note and settle the Cohn litigation (see Note 2). In exchange for mutual releases and other consideration, the Company paid Mr. Cohn $6,450,000 on March 21, 1996. This figure includes $4,920,000 in principal and $1,530,000 for legal and other costs. The Company retired much of the outstanding vendor and supplier obligations from the proceeds from the SAB Agreement, the Bridge Loans and revenue from sales under the cost recovery programs. In addition, certain officers, directors and shareholders have entered into the 1995 Standby Financing Agreement pursuant to which they have agreed to provide funding up to $5,500,000 to the Company in the event that existing and additional financing is insufficient to cover the cash needs of the Company through December 31, 1996. Moreover, because of the Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planned, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the Company's clinical trials as to which cost recovery from participants has been approved.

PART II - OTHER INFORMATION

ITEM 1:    Legal Proceedings

The Company was a defendant in a lawsuit instituted in 1991 by participants in a double-blind placebo-controlled clinical trial of Ampligen therapy for ME/CFS. The plaintiffs alleged that the Company or its alleged agents promised them that they would receive Ampligen after the placebo-controlled study at no cost for periods ranging from "until marketable" to "for life." Plaintiffs sought compensatory and punitive damages. The court granted the Company's motions for summary judgment upon all claims alleged by the plaintiffs in this case. The plaintiffs have appealed from these orders before the United States Court of Appeals for the Ninth Circuit. In January 1996, the Court of Appeals denied their appeal and sustained the Company's position. On the basis of the Court of Appeals favorable decision, the Company believes the lawsuit is over with no material effect on the Company.

      In February 1991, a university advised the Company of its position that employees of the university were the inventors of an issued U.S. patent regarding the use of Ampligen in combination with various other agents (including AZT) for the treatment of HIV infection. As issued, this patent names the Company's Chief Executive Officer as sole inventor and the Company as sole assignee. The university has demanded that the patent be reissued naming the university's employees as inventors and the university as assignee. The Company has refused to take such action. No formal claim has been filed by the university. If such claim were filed and if such claim were found to have merit, the loss of the patent at issue would not have a materially adverse effect on the Company's long-range business since the university would only be able to limit and/or prevent the Company's use of Ampligen in combinations with AZT in the treatment of HIV.

      In November 1994, the Company filed suit against Temple University ("Temple") in the Superior Court of the State of Delaware ("Superior
Court") seeking a declaratory judgment that the Temple Agreement remains in full force and effect and seeking monetary damages in excess of $10 million for Temple's alleged breach of its obligations of good faith and fair dealing and certain terms of the Temple Agreement. Temple has filed a motion to dismiss this lawsuit upon the grounds of lack of personal jurisdiction. In

January 1995, Temple filed separate litigation against the Company in the Court of Common Pleas of Philadelphia County seeking declaratory judgment that the Temple Agreement has been lawfully terminated as of July 1, 1994, together with an award of costs including attorney fees, in bringing the action. The Court of Common Pleas has stayed further proceedings in that litigation pending the outcome of the Company's Superior Court case. If the Company were to lose its claim, the loss of the licensing agreement could have a material adverse effect on the Company's future business as Temple or its new licensees, if any, could become competitors of the Company.

      In March 1995, the Company instituted a declaratory judgment action against the February 1992 noteholder of a $5 million convertible note and a second defendant in the United State District Court for the Eastern District of Pennsylvania ("the Pennsylvania action") to declare as void, set aside, and cancel the February 1992 convertible note between the Company and the noteholder ("the Note"). In addition, the noteholder instituted suit against the Company on the Note in the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida, seeking judgment on the note, plus attorneys fees, costs and expenses; in August 1995, this action was stayed by the Florida Court pending the outcome of the Pennsylvania action. The noteholder also filed a motion for a preliminary injunction in the Pennsylvania court to enjoin the Company from disbursing the proceeds of a public offering in the amount of $5.8 million, which motion was granted in November, 1995. On February 15, 1996, the Company reached an agreement to settle this matter. Terms and conditions of the settlement include payment of $6,450,000 to the noteholder to cover the note balance and legal expenses. The noteholder and related parties are to maintain certain Warrants that were granted prior to the lawsuit. Other Warrants granted to the noteholder in the note restructuring in 1994 were relinquished. The funds under this settlement were paid on March 21, 1996. Mutual releases were executed which completed the settlement of the litigation.

      The Company is subject to claims and legal actions that arise in the ordinary course of their business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.

ITEM 2:    Changes in Securities

None

ITEM 3:    Defaults in Senior Securities

None

ITEM 4:    Submission of Matters to a Vote of Security Holders

None

ITEM 5:    Other Information

None

ITEM 6:    Exhibits and Reports on Form 8K

(a)   Exhibits - See Exhibit 11
(b)   Reports on Form 8K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HEMISPHERx BIOPHARMA, INC.


                                        /s/ WILLIAM A. CARTER
                                        -----------------------------------
Date: May 3, 1996                       William A. Carter, M.D.
                                        Chief Executive Officer & President


                                        /s/ ROBERT E. PETERSON
                                        -----------------------------------
Date: May 3, 1996                       Robert E. Peterson
                                        Chief Financial Officer