Form 10-Q
period 1996-06-30
HEMISPHERX BIOPHARMA INC
filed 1996-08-13
CIK 946644

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

Commission File Number: 0-27072
                       ---------

                           HEMISPHERx BIOPHARMA, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                      52-0845822
- -----------------------------------                -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)



1617 JFK Boulevard, Suite 660, Philadelphia, PA 19103
- --------------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)


(215) 988-0080
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             /X/ Yes        / / No

15,587,842 shares of common stock were issued and outstanding as of June 30, 1996.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

                  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                (UNAUDITED)
                                                                       DECEMBER 31,               JUNE 30,
                                                                          1995                     1996
                                                                    ----------------          --------------
                                   ASSETS
  Current assets:
    Cash and cash equivalents                                           $11,291,167              $2,538,880
    Prepaid expenses and other current assets                                62,742                  86,949
                                                                        -----------             -----------
      Total current assets                                               11,353,909               2,625,829
    Property and equipment, net                                              53,953                  61,064
    Patent and trademark rights, net                                      1,245,092               1,338,155
    Security deposits                                                        46,564                  18,322
                                                                        -----------             -----------
      Total assets                                                      $12,699,518              $4,043,370
                                                                       ============             ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY


  Current liabilities:
    Accounts payable                                                     $1,095,637                $791,482
    Accrued expenses                                                      2,263,096                 574,115
    Notes payable                                                         4,920,000                       -
                                                                         ----------            ------------
      Total current liabilities                                           8,278,733               1,365,597
  Commitments and contingencies

  Stockholders' equity:

    Common stock                                                             15,581                  15,587
    Additional paid-in capital                                           47,949,530              47,952,649
    Accumulated deficit                                                 (43,544,326)            (45,290,463)
                                                                       ------------            ------------
      Total stockholders' equity                                          4,420,785               2,677,773
                                                                       ------------            ------------
      Total liabilities and stockholders' equity                        $12,699,518              $4,043,370
                                                                       ============            ============


              See accompanying notes to consolidated financial statements.

                 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      (Unaudited)
                                                                               For the three months ended
                                                                                        June 30,
                                                                            -------------------------------
                                                                                1995               1996
                                                                                ----               ----
 Revenues:
   Research and development                                                   $ 21,960        $         15
   Licensing fees                                                              250,000                   -
                                                                             ---------        ------------
     Total revenues                                                           $271,960        $         15
                                                                             ---------        ------------

 Costs and expenses:
   Research and development                                                    275,390             395,805
   General and administrative                                                  576,809             721,753
                                                                             ---------             -------
     Total cost and expenses                                                   852,199           1,117,558

 Interest income                                                                    75              43,165
 Interest expense                                                            (205,464)              -
                                                                             ---------        ------------
     Net loss                                                               $(785,628)        $(1,074,378)
                                                                             =========        ============
                                                                             (PROFORMA)
 Loss per share:
   Weighted average shares outstanding                                      13,064,172          15,581,729
     Net loss per share                                                     $    (0.06)       $      (0.07)
                                                                           ===========         ===========


 See accompanying notes to consolidated financial statements.

                  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    (Unaudited)
                                                                              For the six months ended
                                                                                      June 30,
                                                                          -------------------------------
                                                                              1995               1996
                                                                              ----               ----
 Revenues:
   Research and development                                               $    33,260        $     18,369
   Licensing fees                                                           1,000,000                  -
                                                                          -----------        -------------
     Total revenues                                                       $ 1,033,260        $     18,369
                                                                          -----------        ------------

 Costs and expenses:
   Research and development                                                   533,210             694,505
   General and administrative                                               1,274,403           1,235,566
                                                                          -----------        ------------
     Total cost and expenses                                                1,807,613           1,930,071
 Debt conversion expense                                                     (149,384)                  -
 Interest income                                                                2,910             165,565
 Interest expense                                                            (451,448)                  -
                                                                          -----------        ------------
     Net loss                                                             $(1,372,275)        $(1,746,137)
                                                                          ===========        ============
                                                                          (PROFORMA)
 Loss per share:
   Weighted average shares outstanding                                     13,047,506          15,581,661
     Net loss per share                                                   $     (0.11)        $     (0.11)
                                                                          ===========        ============


 See accompanying notes to consolidated financial statements.

                  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  (Unaudited)
                                                                           For the six months ended
                                                                                   June 30,
                                                                         --------------------------------
                                                                              1995              1996
                                                                              ----              ----
 Cash flows from operating activities:
   Net loss                                                                $(1,372,275)       $(1,746,137)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
   Depreciation and amortization of property and equipment                      27,000             24,636
   Amortization of patents rights                                              111,000             43,238
   Imputed interest charges                                                     41,360                  -
   Debt conversion expense                                                     149,383                  -
   Write off of patent rights                                                   81,838                  -
   Changes in assets and liabilities:
     Prepaid expenses and other current assets                                 (19,749)           (24,207)
     Accounts payable                                                           73.033           (304,155)
     Accrued expenses                                                          601,987         (1,688,981)
     Security deposits                                                           1,459             28,242
     Deferred revenue                                                        1,000,000                  -
                                                                            ----------       ------------
       Net cash (used in) provided by operating activities                     695,036         (3,667,364)
                                                                            ----------        -----------
 Cash flows from investing activities:
   Purchase of property and equipment                                           (3,624)           (31,747)
   Additions to patent rights                                                 (130,674)          (136,301)
                                                                          ------------       ------------
     Net cash used in investing activities                                    (134,298)          (168,048)
                                                                            ----------       ------------
 Cash flows from financing activities:
   Proceeds from shareholder loans                                              35,000                  -
   Proceeds from notes payable                                               1,662,000                  -
   Payment of unsecured convertible note                                      (112,000)                 -
   Payments on stockholder notes                                            (1,985,000)        (4,920,000)
   Common stock issued                                                               -              3,125
   Deferred offering costs                                                    (187,737)                 -
                                                                          ------------        -----------
     Net cash used in financing activities                                    (587,737)        (4,916,875)
                                                                            ----------        -----------
     Net decrease in cash and cash equivalents                                 (26,999)        (8,752,287)
 Cash and cash equivalents at beginning of period                               61,005         11,291,167
                                                                            ----------         ----------
 Cash and cash equivalents at end of period                              $      34,006        $ 2,538,880
                                                                          ============         ==========


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

These consolidated financial statements should be read in conjunction with the Company's 1995 consolidated financial statements included in the Company's Form 10K statement filed on March 29, 1996 with the SEC and the Company's March 31, 1996 Form 10Q statement filed on May 14, 1996.

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

NOTE 5: VENDOR AGREEMENTS

On February 20, 1996 the Company entered into an agreement with the lessor of the corporate office whereby HEM agreed to pay $85,000 for all outstanding rent and charges accrued through December 31, 1995 in the amount of $181,757. In addition, the term of the lease was extended through April 30, 2000, reduced the square footage under the lease and reduced the lease rate.

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

NOTE 6: SUBSEQUENT EVENT

On July 3, 1996 the Company issued and sold 6,000 shares of Series D Convertible Preferred Stock ("Convertible") at $1,000 per share for an aggregate total of $6,000,000. The proceeds, net of issuance costs, realized by the Company were $5,454,875. In addition to the issuance of the Convertible Preferred Stock, the Company issued to the buyer Warrants to purchase 100,000 shares of Common Stock.

The Convertible Preferred Stock is entitled to received dividends at the rate of $50 per annum per share as declared by the Board of Directors of the Corporation. The dividends are cumulative and payable quarterly commencing October 1, 1996.

ITEM 2: Managements Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Hemispherx BioPharma, Inc. and subsidiaries , formerly known as HEM Pharmaceuticals Corp., is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The Company's drug technology uses specially-configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen, is in human clinical development for various therapeutic indications. The efficacy and safety of Ampligen is being developed clinically for three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome (ME/CFS) (Phase II clinical trial completed and Phase II/III clinical trial authorized); human immunodeficiency virus associated disorders (Phase II clinical trial completed); and chronic hepatitis B virus infection (HBV) (Phase I/II clinical trial in process). The Company also has clinical experience with Ampligen in patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma.

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

Since fiscal 1994, the Company has focused on negotiating and executing the South African Breweries (SAB) Agreement, exploring potential partnerships to pursue additional clinical trials with special emphasis on the HBV disease indication, restructuring certain of its outstanding debt, conducting the 1994 Common Stock Financing and the Bridge Financing and preparing for its Initial Public Offering (IPO). In the first half of fiscal 1996 the Company focused on preparations for new clinical trials in HIV and the issuance of

Series D Convertible Preferred Stock which was completed on July 3, 1996 (see
Note 6). In 1996 and beyond, the Company expects to add some additional personnel to augment its general and administrative activities in support of increased efforts for research and development, production and regulatory activity.

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

In June 1996, Douglas Hulse joined the Company as Chief Operating Officer
(COO). Mr. Hulse serves as Executive Director of The Sage Group, a healthcare consulting firm specializing in pharmaceutical and biotechnology business development and strategic planning. In his role as COO, Mr. Hulse will serve as global coordinator interacting with various distributors and corporate partners while insuring an adequate supply of drug for the Company's expected commercial sales and expanded clinical programs.

In May 1996, the Canadian Health Protection Board authorized Helix BioPharma Corp. (Helix) of British Columbia, Canada (see Note 4: Partnering Agreements) to supply Ampligen under the Canadian Emergency Drug Release Program. This authorization means that the drug will be available in Canada to sufferers of HIV and Chronic Fatigue Syndrome. The Company is in the process of producing Ampligen doses for shipment to Helix for distribution and sales in Canada.

RESULTS OF OPERATIONS

Six months ended June 30, 1996 versus the six months ended June 30, 1995

The Company reported a net loss of $1,746,137 for the six months ended June 30, 1996 versus a net loss of $1,372,275 for the same period in 1995. Several factors contributed to the increased loss of $373,862.

Revenues were down $1,014,891 for the six months of 1996 as the results for the six months ended June 30, 1995 include $1,000,000 of licensing fees recorded in connection with SAB/Bioclones agreement. Research and development costs increased $161,295 in the six months ended June 30, 1996 due primarily to increased efforts on the Canadian and Belgium clinical programs. General and administrative expenses of $1,235,566 in the first six months of 1996 reflect the benefit of a one time gain in the amount of $318,757 resulting from the forgiveness of certain lease obligations in connection with the restructuring of the Company's principal office lease. Excluding this one time gain, general and administrative expenses in the first six months of 1996 exceeded related expenses in the first six months of 1995 by $279,920. This increase can mostly be attributed to consulting fees, public relations, printing expenses, and directors and officers insurance premiums. All of which more or less are associated with the administration of a public company. The increase is partially offset by decreases in rent expense and amortization of patents.

Debt conversion costs of $149,384 and interest expense of $451,448 incurred in 1995 did not recur in 1996 due the fact that all the associated debt was converted or repaid in 1995. Interest income increased by $162,655 due to the earnings on the remaining IPO funds.

Three months ended June 30, 1996 versus three months ended June 30, 1995

The Company reported a net loss of $1,074,378 for the three months ended June 30, 1996 versus a net loss of $785,628 for the same period in 1995. Several factors contributed to the increased loss of $288,750.

Revenues were down $271,945 for the three months ended June 30, 1996 as the results for the three months ended June 30, 1995 include $250,000 of licensing fees recorded in connection with SAB/Bioclones agreement. Research and development costs increased $120,415 in the three months ended June 30, 1996 due primarily to increased efforts on the Canadian and Belgium clinical programs. General and administrative expenses of $721,753 in the three months ended June 30, 1996 exceeded related expenses in the three months ended June 30, 1995 by $144,944. This increase can mostly be attributed to consulting fees, public relations, printing expenses, and directors and officers insurance premiums. All of which more or less are associated with the administration of a public company. The increase is partially offset by decreases in rent expense and amortization of patents.

Interest expense of $205,464 incurred in 1995 did not recur in 1996 due the fact that all the associated debt was converted or repaid in 1995. Interest income increased by $43,090 due to the earnings on the remaining IPO funds.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1996 was $2,538,880 compared to $11,291,167 at December 31, 1995. This December 31, 1995 figure includes $5,818,733 of restricted cash as ordered by the Court in connection with the Cohn litigation. In February, 1996, the Company agreed to repay the Cohn note and settle the Cohn litigation (see Note 3). In exchange for mutual releases and other consideration, the Company paid Mr. Cohn $6,450,000 on March 21, 1996. This figure includes $4,920,000 in principal and $1,530,000 for legal and other costs. The Company retired much of the outstanding vendor and supplier obligations from the proceeds from the SAB Agreement, the Bridge Loans and revenue from sales under the cost recovery programs. In addition, certain officers, directors and shareholders have entered into the 1995 Standby Financing Agreement pursuant to which they have agreed to provide funding up to $5,500,000 to the Company in the event that existing and additional financing is insufficient to cover the cash needs of the Company through December 31, 1996. Moreover, because of the Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planned, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the Company's clinical trials as to which cost recovery from participants has been approved.

On July 3, 1996 the Company issued and sold 6,000 of Series D Convertible Preferred Stock. The net proceeds realized by the Company were $5,454,875. (See note 6).

PART II - OTHER INFORMATION

ITEM 1:     Legal Proceedings

None

ITEM 2:     Changes in Securities

In July 1996, the Company unbundled it's public stock unit (consisting of one share of Common Stock and one Warrant to purchase Common Stock). The Common shares (HEMX), Warrants (HEMXW) as well as Units (HEMXU) are now separately traded on NASDAQ.

On July 3, 1996, the Company completed a $6 million private placement with a single institutional investor in the form of a newly issued Series D Preferred Stock which is convertible into Common Stock. The proceeds from this private placement are being used to expand drug inventory.

ITEM 3:     Defaults in Senior Securities

None

ITEM 4:     Submission of Matters to a Vote of Security Holders

None

ITEM 5:     Other Information

None

ITEM 6:     Exhibits and Reports on Form 8K

(a)   Exhibits - See Exhibits 11 & 12
(b)   Reports on Form 8K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEMISPHERx BIOPHARMA, INC.


                                       /s/ William A. Carter, M.D.
                                       -----------------------------------
Date: August 10, 1996                  William A. Carter, M.D.
                                       Chief Executive Officer & President


                                       /s/ Robert E. Peterson
                                       -----------------------------------
Date: August 10, 1996                  Robert E. Peterson
                                       Chief Financial Officer