Form 10-Q
period 1996-09-30
HEMISPHERX BIOPHARMA INC
filed 1996-11-13
CIK 946644

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

Commission File Number: 0-27072

                        HEMISPHERx BIOPHARMA, INC.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Delaware                                    52-0845822
------------------------------                    -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

1617 JFK Boulevard, Suite 660, Philadelphia, PA 19103
--------------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

(215) 988-0080
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No

15,771,172 shares of common stock issued and outstanding as of September 30,1996.

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements
               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                 December 31,   Sept. 30,
                                                    1995          1996
                                                 -----------   -----------
                              ASSETS

Current assets:
  Cash and cash equivalents                      $11,291,167    $6,636,031
  Prepaid expenses and other current assets           62,742       186,164
                                                 -----------    ----------
    Total current assets                          11,353,909     6,822,195
  Property and equipment, net                         53,953        97,714
  Patent and trademark rights, net                 1,245,092     1,394,191
  Security deposits                                   46,564        18,323
                                                 -----------    ----------
      Total assets                               $12,699,518    $8,332,423
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $ 1,095,637    $  646,795
  Accrued expenses                                 2,263,096       500,460
  Notes payable                                    4,920,000             -
                                                 -----------    ----------
    Total current liabilities                      8,278,733     1,147,255

Commitments and contingencies
Stockholders' equity:
  Preferred stock                                          -            60
  Common stock                                        15,581        15,771
  Additional paid-in capital                      47,949,530    54,057,868
  Accumulated deficit                            (43,544,326)  (46,888,531)
                                                 -----------    ----------
    Total stockholders' equity                     4,420,785     7,185,168
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $12,699,518   $ 8,332,423
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                               For the three months ended
                                                        Sept. 30,
                                               --------------------------
                                                  1995            1996
                                               ----------      ----------
Revenues:
  Research and development                    $    22,850      $   10,082
  Licensing fees                                1,900,000               -
                                               ----------      ----------
    Total revenues                            $ 1,922,850      $   10,082
                                               ----------      ----------


Costs and expenses:
  Research and development                        401,871         343,523
  General and administrative                      498,591       1,279,414
                                               ----------      ----------
    Total cost and expenses                       900,462       1,622,937

Interest income                                     1,723          92,047
Interest expense                                 (206,521)              -
                                               ----------      ----------
   Net  earnings (loss)                        $  817,590     $(1,520,808)
                                               ==========      ==========


Weighted average shares outstanding            13,313,864      15,589,835
   Net earnings (loss) per share               $     0.06     $     (0.10)
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)
                                                For the nine months ended
                                                        Sept.  30,
                                               -------------------------
                                                  1995           1996
                                               ----------     ----------
Revenues:
  Research and development                    $    56,110    $    28,451
  Licensing fees                                2,900,000              -
                                               ----------     ----------
   Total revenues                             $ 2,956,110    $    28,451

Costs and expenses:
  Research and development                        935,081      1,038,028
  General and administrative                    1,772,994      2,514,980
                                               ----------     ----------
    Total cost and expenses                     2,708,075      3,553,008
Debt conversion expense                          (149,384)             -
Interest income                                     4,633        257,612
Interest expense                                 (657,969)             -
                                               ----------     ----------
    Net loss                                  $ ( 554,685)   $(3,266,945)
                                               ==========     ==========


Weighted average shares outstanding            13,313,864     15,584,405
   Net loss per share                         $     (0.04)   $     (0.21)
                                               ==========     ==========

See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                     For the nine months ended
                                                             Sept. 30,
                                                     -------------------------
                                                         1995           1996
                                                     -----------    ----------
Cash flows from operating activities:
 Net loss                                             $ (554,685)  $(3,266,945)
 Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
 Depreciation and amortization of property and equipment  40,500        42,719
 Amortization of patents rights                          166,500        62,592
 Imputed interest charges                                 41,360             -
 Stock option compensation expense                             -       617,911
 Changes in assets and liabilities:
  Prepaid expenses and other current assets              (27,955)     (123,422)
  Accounts payable                                       298,226      (448,842)
  Accrued expenses                                       890,622    (1,831,242)
  Security deposits                                          918        28,241
                                                       ---------     ---------
  Net cash (used in) provided by operating activities    855,486    (4,918,988)
                                                       ---------     ---------
Cash flows from investing activities:
 Purchase of property and equipment                       (3,624)      (86,480)
 Additions to patent rights                              (11,256)     (211,691)
                                                       ---------     ---------
  Net cash used in investing activities                  (14,880)     (298,171)
                                                       ---------     ---------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock                     -     5,395,885
 Proceeds from notes payable                           1,762,000             -
 Payment of unsecured convertible note                  (112,000)            -
 Payments on stockholder notes                        (1,800,617)   (4,920,000)
 Common stock issued                                           -        94,792
 Deferred offering costs                                (539,936)            -
 Dividends paid on preferred stock                             -        (8,654)
                                                       ---------     ---------
  Net cash provided by (used in) financing activities   (690,553)      562,023
                                                       ---------     ---------
  Net  increase (decrease) in cash and cash equivalents  150,053    (4,655,136)
Cash and cash equivalents at beginning of period          61,005    11,291,167
                                                       ---------     ---------
Cash and cash equivalents at end of period            $  211,058   $ 6,636,031
                                                       =========     =========

See accompanying notes to condensed consolidated financial statements.

           HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Hemispherx BioPharma, Inc. (the "Company"), a Delaware corporation and all its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.The Company's interim consolidated financial statements are unaudited.

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

These consolidated financial statements should be read in conjunction with the Company's 1995 consolidated financial statements included in the Company's Form 10K statement filed with the SEC on March 29, 1996 and the Company's March 31, 1996 and June 30, 1996 Form 10Q statements filed with SEC on May 14, 1996, and August 13,1996, respectively.

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

NOTE 4: PARTNERING AGREEMENTS

In April, 1996, SAB/Bioclones reported significant accomplishments in South Africa in fulfillment of their licensing agreement. Pilot production runs of raw materials for use in manufacturing Ampligen have been completed in conformity to our specifications. SAB/Bioclones has manufactured an additional one kilo. Capacity of the pilot plant has now been expanded to two kilos per month and an order for 24 kilos, to be delivered over the next year, has been placed. They are negotiating with two manufacturers to formulate the drug and to produce 200 ml infusion bottles(400 mg Ampligen) for use in clinical trials. Discussions also are underway with clinical investigators to identify suitable participants for the double-blind placebo controlled study of Ampligen in chronic active hepatitis B. This phase is expected to be completed the end of 1996. Clinical investigators then will be selected and patient enrolled for the studies. SAB/Bioclones has further reported interest among Hepatologists to additionally evaluate Ampligen in the treatment of hepatitis C.

In February, 1996, the Company entered into an agreement with Helix BioPharma, a Canadian based pharmaceutical and biomedical company to jointly develop the Company's lead product for certain chronic viral disorders and diseases of immunological dysregulation. Helix BioPharma is the parent company of Rivex Pharma, Inc. with which the Company has an agreement for marketing and distribution services in Canada. Helix BioPharma, headquartered in Richmond, British Columbia, is developing, licensing, marketing and distributing biomedical and pharmaceutical products and services principally to the Canadian markets. The initial inventory of Ampligen was shipped to Rivex in September, 1996. Specific terms of the transactions are currently being determined.

NOTE 5: VENDOR AGREEMENTS

On February 20, 1996 the Company entered into an agreement with the lessor of the corporate office whereby HEM agreed to pay $85,000 for all outstanding rent and charges accrued through December 31, 1995 in the amount of $181,757. In addition, the terms of the lease were extended through April 30, 2000. The extended lease reduces the available square footage and accordingly reduces the lease rate.

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

NOTE 6: SERIES D CONVERTIBLE PREFERRED STOCK

On July 3, 1996 the Company issued and sold 6,000 shares of Series D Convertible Preferred Stock ("the Preferred Stock") at $1,000 per share for an aggregate total of $6,000,000. The proceeds, net of issuance costs, realized by the Company were $5,395,885. In addition to the issuance of the Preferred Stock, the Company issued to the buyer Warrants ("the Warrants") to purchase 100,000 shares of Common Stock at the strike price of $4 per share.

The Preferred Stock earns dividends at the rate of $50 per annum per share as declared by the Board of Directors of the Corporation. The dividends are cumulative and payable quarterly commencing October 1, 1996 in cash or common stock at the election of the Company.

In October,1996, the Preferred Shareholder converted 1,000 shares of Series D Convertible Preferred stock into 376,527 shares of common stock.

On September 16, 1996 the Company's registration statement registering the common stock underlying the Preferred Stock and the Warrants was declared effective by the SEC.

NOTE 7: EXERCISE OF BRIDGE OPTIONS:

In September five(5) holders of Bridge Options exercised 183,333 options to receive 183,333 shares of common stock and 183,333 warrants to purchase common stock at $4 per share. In October one(1) holder of Bridge Options exercised 12,500 options to receive 12,500 shares of common stock and 12,500 warrants to purchase common stock at $4 per share. The company received $97,917 from the holders in this process.

NOTE 8: STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $617,911 during the quarter ended September 30, 1996 on the basis of granting 1,280,000 warrants to purchase Common stock to non-employees of the Company. These grants were in exchange for services to be provided by certain institutions and/or individuals.

ITEM 2: Managements Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Hemispherx BioPharma, Inc. and subsidiaries , formerly known as HEM Pharmaceuticals Corp., is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The Company's drug technology uses specially-configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen, is in human clinical development for various therapeutic indications. The efficacy and safety of Ampligen is being developed clinically for three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome (ME/CFS) (Phase II clinical trial completed and Phase II/III clinical trial authorized); human immunodeficiency virus associated disorders (Phase II clinical trial completed; additional Phase II trial authorized); and chronic hepatitis B virus infection (HBV) (Phase I/II clinical trial in process). The Company also has clinical experience with Ampligen in patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma.

The consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its three wholly-owned subsidiaries, BioPro Corp., BioAegean Corp. and Core BioTech Corp. which were incorporated in September 1994 for the purpose of developing technology for ultimate sale into certain non-pharmaceutical specialty consumer markets. BioAegean Corp. is in negotiation with a leading international manufacturer and marketer of skin care preparations for the possible incorporation of its RNA technology into the product line. All significant intercompany balances and transactions have been eliminated in consolidation.

In fiscal 1994 and 1995, the Company focused on negotiating and executing the South African Breweries (SAB) Agreement, exploring potential partnerships to pursue additional clinical trials with special emphasis on the HBV disease indication, restructuring certain of its outstanding debt, conducting the 1994 Common Stock Financing and the Bridge Financing and preparing for its Initial Public Offering (IPO). In the first three quarters of fiscal 1996, the Company focused on preparations for new clinical trials in HIV, reactivating the ME/CFS program, and the issuance of Series D Convertible Preferred Stock, which was completed on July 3, 1996 (see Note 6). In 1996 and beyond, the Company expects to add some additional personnel to augment its general and administrative activities in support of increased efforts for research and development, production and regulatory activity.

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

In May 1996, the Canadian Health Protection Board authorized Helix BioPharma Corp. (Helix) of British Columbia, Canada (see Note 4) to supply Ampligen under the Canadian Emergency Drug Release Program. This authorization means that the drug will be available in Canada to sufferers of HIV, Renal Cancer, and Chronic Fatigue Syndrome. The Company is in the process of producing Ampligen doses for shipment to Helix for distribution and sales in Canada, and shipped the initial inventory in September, 1996. Costs associated with this inventory have been charged to research and development.

RESULTS OF OPERATIONS

Nine months ended September 30,1996 versus the nine months ended September 30, 1995

The Company reported a net loss of $3,266,945 for the nine months ended September 30, 1996 versus a net loss of $554,685 for the same period in 1995. Several factors contributed to the increased loss of $2,712,260.

Revenues were down $2,927,659 for the nine months of 1996 as the results for the nine months ended September 30, 1995 include $2,900,000 of licensing fees recorded in connection with SAB/Bioclones agreement. Research and development costs increased $102,947 in the nine months ended September 30, 1996 due primarily to increased efforts on the Canadian and Belgium clinical programs. General and administrative expenses of $2,514,980 in the first nine months of 1996 reflect the benefit of a one time gain in the amount of $318,757 resulting from the forgiveness of certain lease obligations in connection with the restructuring of the Company's principal office lease. Excluding this one time gain, general and administrative expenses in the first nine months of 1996 exceeded related expenses in the first nine months of 1995 by $1,060,743. This increase can mostly be attributed to stock compensation of $617,911(see note 8) and consulting fees, public relations, printing expenses, and directors and officers insurance premiums.

Debt conversion costs of $149,384 and interest expense of $657,969 incurred in 1995 did not recur in 1996 due the fact that all the associated debt was converted or repaid in 1995. Interest income increased by $252,979 due to the earnings on the remaining IPO funds and funds from the issuance of preferred stock.

Three months ended September 30, 1996 versus three months ended September 30,
1995

The Company reported a net loss of $1,520,808 for the three months ended September 30, 1996 versus net earnings of $817,590 for the same period in 1995. Several factors contributed to the increased loss of $2,338,398.

Revenues were down $1,915,768 for the three months ended September 30, 1996 as the results for the three months ended September 30, 1995 include $1,900,000 of licensing fees recorded in connection with SAB/Bioclones agreement. Research and development costs decreased $58,348 in the three months ended September 30, 1996 as the costs for September 30, 1995 included costs of certain abandoned patent rights. This cost reduction was partially offset by increased efforts on the Canadian and Belgium clinical programs. General and administrative expenses of $1,279,414 in the three months ended September 30, 1996 exceeded related expenses in the three months ended September 30, 1995 by $780,823.
This increase can mostly be attributed to stock compensation of $617,911
(see note 8) and consulting fees, public relations, printing expenses, and directors and officers insurance premiums.

Interest expense of $206,521 incurred in 1995 did not recur in 1996 due the fact that all the associated debt was converted or repaid in 1995. Interest income increased by $90,324 due to the earnings on the remaining IPO funds and funds from the issuance of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1996 was $6,636,031 compared to $11,291,167 at December 31, 1995. This December 31, 1995 figure includes $5,818,733 of restricted cash as ordered by the Court in connection with the Cohn litigation. In February, 1996, the Company agreed to repay the Cohn note and settle the Cohn litigation (see Note 3). In exchange for mutual releases and other consideration, the Company paid Mr. Cohn $6,450,000 on March 21, 1996. This figure includes $4,920,000 in principal and $1,530,000 for legal and other costs. The Company retired much of the outstanding vendor and supplier obligations from the proceeds from the SAB Agreement, the Bridge Loans and revenue from sales under the cost recovery programs. In addition, certain officers, directors and shareholders have entered into the 1995 Standby Financing Agreement pursuant to which they have agreed to provide funding up to $5,500,000 to the Company in the event that existing and additional financing is insufficient to cover the cash needs of the Company through December 31, 1996. Moreover, because of the

Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planned, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the Company's clinical trials as to which cost recovery from participants has been approved.

On July 3, 1996 the Company issued and sold 6,000 of Series D Convertible Preferred Stock. The net proceeds realized by the Company were $5,395,885. (See note 6).

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

None

ITEM 2:   Changes in Securities

In July 1996, the Company separated it's public stock unit (consisting of one share of Common Stock and one Warrant to purchase Common Stock). The Common shares (HEMX), and Warrants (HEMXW) are now separately traded on NASDAQ.
The units were delisted in July, 1996.

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

ITEM 5:Other Information

None

ITEM 6:   Exhibits and Reports on Form 8K

(a)  Exhibits - See Exhibits 11 & 12
(b)  Reports on Form 8K - None

                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /s/ William a. Carter
                                     ---------------------------
Date: November 11, 1996                  William A. Carter,M.
                                     Chief Executive Officer & President



                                     /s/ Robert Peterson
                                     --------------------------
Date: November 11, 1996                  Robert E. Peterson
                                     Chief Financial Officer