Form 10-K
period 1996-12-31
HEMISPHERX BIOPHARMA INC
filed 1997-03-25
CIK 946644

                                 FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          _________________________
(MARK ONE)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1996
                                    OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from ________ to ________
                       Commission File No. 0-27072

                          HEMISPHERX  BIOPHARMA, INC.
           (Exact name of registrant as specified in its charter)

       Delaware                         52-0845822
------------------------------    -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)     Number)

1617 JFK Boulevard Phila., Pennsylvania        19103
----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (215) 988-0080
                    --------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                     None

Securities registered pursuant to Section 12(g) of the Act:
            (Title of Each Class)

Units, each consisting of one share of Common   Common Stock, $.001 par value
Stock, $.001 par value and one Class A Common  Class A Common Stock Redeemable
      Stock Redeemable Purchase Warrant              Purchase Warrant
 -----------------------------------------      ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock held by non-affiliates at March 10, 1997 was $51,017,273. For purposes of this calculation, it was assumed that all Common Stock is valued at the closing price of the stock as of March 10, 1997.

The number of shares of the registrant's Common Stock outstanding as of December 31, 1996 was 16,160,205.(Includes Common Stock contained in the Units)

                     DOCUMENTS INCORPORATED BY REFERENCE
Registrant's definitive Proxy Statement which will be filed on or before April 30, 1996 with the Securities and Exchange Commission in connection with Registrant's 1996 annual meeting of stockholders is incorporated by reference into Part III of this Report as well as certain exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-93314).

         2                  PART I
ITEM 1.  Business

General

     Hemispherx BioPharma, Inc. (``HEMX or the ``Company'') is a biopharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. Nucleic acid compounds represent a new class of pharmaceutical products that are designed to act at the molecular level for the treatment of human disease. The Company's drug technology utilizes specifically-configured ribonucleic acid (``RNA''). One of the Company's double stranded RNA drug products, trademarked Ampligen , a parenteral drug product, is in advanced human clinical development for various therapeutic indications. Based on the results of pre-clinical studies and clinical trials, the Company believes that Ampligen may have broad-spectrum anti-viral and anti-cancer activities. Over 300 patients have received Ampligen in clinical trials authorized by the U.S. Food and Drug Administration (``FDA'') at over twenty clinical trial sites across the United States, representing the administration of more than 40,000 doses of this drug. Sales on a pre-approval, cost recovery basis have been initiated in Belgium and are expected to start in Canada during the second Quarter of 1997. HEMX is presently exploring additional distributor relationships for Europe and the United States to set the stage for wider market penetration. SAB/Bioclones, the Company's partner in certain countries, is initiating trials of Ampligen in South Africa and Australia, and is exploring clinical sites in the United Kingdom.
     Ampligen is being developed clinically for use in treating three anti-viral indications: chronic hepatitis B virus (``HBV'') infection (Phase I/II clinical trial), human immunodeficiency virus (``HIV'') associated disorders (Phase II), and myalgic encephalomyelitis, also known as chronic fatigue syndrome (``ME/CFS'') (Phase II/III). The Company's business strategy is designed around seeking the required regulatory approvals which will allow the progressive introduction of Ampligen for HIV and ME/CFS followed by HBV in the U.S., Canada, Europe and Japan. Ampligen has received Orphan Drug designation from the FDA for four indications (AIDS, renal cell carcinoma, chronic fatigue syndrome and invasive malignant melanoma). The Company is also developing a second generation RNA drug technology, termed Oragen compounds, which the Company believes offers the potential for broad spectrum antiviral activity by oral administration.
     The World Health Organization (``WHO'') estimates that there are approxi-mately 300 million chronic carriers of HBV worldwide. More than 40% of the persistently infected persons who survive to adulthood will die from cirrhosis, liver cancer, or some other consequence of their infection. In the U.S. alone, there are an estimated 1.25 million carriers. HBV is one of several viruses that cause human hepatitis, or inflammation of the liver. The Company conducted a Phase I/II clinical trial of Ampligen in the U.S. for the treatment of chronic HBV infection at Stanford University and the University of Pennsylvania. A significant reduction in viral components and improvement in liver function was noted during the course of the Phase I/II clinical trial and the drug has been generally well tolerated. At present, interferon-alpha is the only approved product for the treatment of this disease; however, 60% to 75% of patients with chronic HBV ultimately fail to respond to interferon-alpha. The global sales of interferon are presently estimated at more than $1 billion, largely for its use in liver infections.
     The Centers for Disease Control (``CDC'') has estimated that approximately one million people in the U.S. are infected with HIV, excluding patients who have progressed to fully symptomatic AIDS. The WHO has estimated that 30 to 40 million people will be infected with HIV worldwide by the year 2000. The Company is currently conducting a Phase II clinical trial of Ampligen in the U.S. for the treatment of HIV infection. The drug is designed to enhance the patient's own immune system, thereby fighting the invasive viral agent more effectively and resulting in more durable long term benefits.
     ME/CFS is a condition recently recognized by the CDC and characterized by unexplained fatigue or chronic illness for six months or longer for which no cause has been identified after a thorough medical work-up. Although the CDC is presently conducting studies to more exactly determine the rate of incidence of ME/CFS, the CDC's latest estimate of the prevalence rate of this disease in the U.S. is in excess of 500,000 cases. The Company has entered into an agreement with a Canadian pharmaceutical firm pursuant to which the Canadian company will provide various services in connection with the distribution of Ampligen on a cost recovery basis as authorized under the Canadian emergency drug release program. Presently the Company is receiving revenues from sales of Ampligen to patients in an open label clinical trial being conducted in Belgium. The Company is currently discussing open-label and placebo controlled trials with the FDA. The Company is unaware of any other new drugs which are under development for treatment of ME/CFS. Today, ME/CFS accounts for a significant portion of people entering chronic disability status, especially in the western U.S. Thus, this presently untreatable illness constitutes a significant impact on the overall cost of health care. Accordingly, the estimate U.S. market for an effective treatment of ME/CFS is in excess of $1 billion annually.
     The Company also has clinical experience with Ampligen in patients with certain cancers, including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma. Based on estimates prepared by the American Cancer Society, the Company estimates that approximately 25,000 new cases of
renal cell carcinoma were diagnosed in the U.S. in 1996.   Based on estimates
prepared by the American Cancer Society, the Company believes that approximately 34,000 new cases of malignant melanoma were diagnosed in the U.S. in 1996. Data from the American Cancer Society and the World Health Organization indicate that both the incidence and mortality from malignant melanoma are rising steadily among white populations throughout the world.
In the past decade, the incidence of melanoma has increased faster than that of any other cancer except lung cancer in women.
     The Company was incorporated in Maryland in August 1966 under the name HEM Research, Inc. and originally served as a supplier of research support products. The Company was redirected in the early eighties to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. HEM was reincorporated in Delaware and changed its name to HEM Pharmaceuticals Corp. in January 1991. In June, 1995, the Company became Hemispherx BioPharma, Inc. The Company's principal executive offices are located at One Penn Center, 1617 JFK Boulevard, Philadelphia, Pennsylvania 19103. The Company's telephone number is (215) 988-0080, and its WEB site is HTTP// WWW.HEMISPHERX.COM.
                               THE PRODUCTS
 Nucleic Acid Pharmaceuticals
     The Company believes that nucleic acid compounds represent a potential new class of pharmaceutical products that are designed to act at the molecular level for the treatment of human disease. There are two forms of nucleic acid: deoxyribonucleic acid ("DNA") and ribonucleic acid ("RNA"). DNA is a group of naturally occurring molecules found in chromosomes, the cell's genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell's behavior and which regulate the action of groups of cells, including the cells which comprise the body's immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of otherwise dormant cellular defenses against viruses and tumors. To date, the Company has focused its efforts on developing two classes of RNA pharmaceuticals, Ampligen, a high molecular weight double-stranded intravenous drug, and Oragen, low molecular weight single-stranded drugs intended for oral administration.
     Although there are many competitive approaches to anti-viral and anti-cancer therapies, the Company has taken an approach which it believes appears to hold a great deal of promise. By activating the human body's immune system through naturally occurring immune pathways, the Company's lead drug compound Ampligen is designed to avoid many of the pitfalls of other anti-viral drugs. Moreover, the Company believes that the broad-spectrum action of Ampligen greatly increases the probability of success. HEM has chosen markets which are not only sizeable and growing, but in disease areas for which there are presently no known cures.

     The Company's business strategy is designed around seeking the required regulatory approvals which will allow the progressive introduction of Ampligen for HIV and ME/CFS followed by HBV in the U.S., Canada, Europe and Japan. There can be no assurance of regulatory approvals for any of such disorders. Ampligen, however, has received Orphan Drug designation (see "Business - Government Regulations") from the FDA for four indications (AIDS, chronic fatigue syndrome, renal cell carcinoma and malignant melanoma). The Company is also developing a second generation RNA drug technology, termed Oragen compounds, which the Company believes offers the potential for broad
spectrum antiviral activity by oral administration.   In addition the Company
has commenced development of certain clinical laboratory diagnostic products known as Diagen products. In December, 1996, the Company announced receipt of Diagen Patents in ten (10) European countries.

 Ampligen
     Ampligen is a high molecular weight RNA drug which is administered intravenously. Based on the results of clinical trials to date, the Company believes that Ampligen may have the potential to address significant medical needs where current treatment methods are inadequate or non-existent.
     The preliminary results of the Company's animal and human tests indicate that Ampligen may have both broad-spectrum anti-viral and anti-cancer activities. To date, Ampligen has been given to over 300 patients in the clinical trials authorized by the U.S. Food and Drug Administration at over 20 clinical trial sites in the United States under effective Investigational New Drug (IND) applications. In addition, a clinical trials are currently ongoing in Belgium and Houston, Texas. Ampligen clinical trials have been approved in Ireland and Canada. The following table summarizes the primary indications and the current clinical trial regulatory status of Ampligen in the U.S.
                                                     FDA- AUTHORIZED
INDICATION      THERAPEUTIC TARGETS                  CLINICAL TRIALS*
----------      -------------------                  ----------------
Antiviral       Chronic HBV (hepatitis B virus)       Phase I/II(1)
                HIV                                   Phase II(2)
                ME/CFS (chronic fatigue syndrome)     Phase II/III(3)
Anti-Cancer     Renal Cell Carcinoma                  Phase II/III(4)
                Melanoma (skin cancer)                Phase II(5)

* The foregoing chart is qualified in its entirety by reference to more detailed information included elsewhere in this document. See "Business--Government Regulation" for a description of the FDA regulatory approval process.
(1) A Phase I/II study was authorized by the FDA. This study has been partially enrolled with patients, and is currently on hold pending ongoing discussions with a potential corporate partner.
(2) A FDA-authorized Phase I and two Phase II clinical trials of Ampligen for HIV infection have been completed; one Phase II trial studied Ampligen as monotherapy and the second used Ampligen in combination with AZT. A Phase II study utilizing Ampligen in a population of largely asymptomatic HIV carriers was recently initiated in Houston, Texas.
(3) The Company has completed a Phase I/II study and a second Phase II clinical trial of Ampligen in ME/CFS under FDA authorizations. Recently the Company presented an open label expanded access Phase II study to the FDA for review and approval as well as a new Phase II/III study in ME/CFS. In addition, a Phase II study is ongoing in Belgium.
(4) A FDA -authorized Phase I/II study of Ampligen in cancer, including patients with renal cell carcinoma, has been completed. The Company has received authorization from the FDA to initiate a Phase II/III study of Ampligen in patients with metastatic renal cell carcinoma.
     At present, the Company does not anticipate devoting significant Company resources to the funding of this study, and, accordingly, a date for initiating this study has not been determined.

(5) Patients with metastatic melanoma have been treated with Ampligen as monotherapy under a FDA-authorized Phase I/II open-label study of Ampligen in cancer. The FDA has authorized the Company to conduct a Phase II trial of Ampligen in melanoma. The Company is seeking a corporate partner to assist in conducting this trial.

 Oragen Drugs
     Oragen drugs are low molecular weight RNA compounds which the Company believes, by virtue of their small size and molecular stability, have the potential for becoming the first oral, broad-spectrum nucleic acid treatments for various viral diseases such as HIV infection and chronic HBV infection. The technology for these nucleicacid products is licensed to the Company for commercial use on an exclusive basis from Temple University, subject to certain limited exceptions. To date, a number of compounds have been developed (see Item 3, page 21 - Legal Proceedings).
     Initial studies indicated that these drugs may withstand enzymatic destruction, an important factor in order for compounds to enter the blood stream in an intact form. Results from in vitro studies conducted in collaboration with the National Institute of Allergy and Infectious Diseases indicate that Oragen products may inhibit HBV infection, and in vitro studies conducted in collaboration with the National Cancer Institute and the University of Mainz, Germany, indicate that Oragen products may inhibit HIV infections. One compound, Oragen 0004, has shown inhibition of HBV multiplication in vitro and another, Oragen 0044, has demonstrated activity against HIV in vitro studies performed by Temple University. These two Oragen compounds have been produced in quantities which the Company believes are sufficient to perform animal toxicology testing. Experiments with mice at the University of Toronto indicate that Oragen drugs may protect against mouse hepatitis virus. There has been no human clinical testing of Oragen products to date. There can be no assurance that human clinical testing, if initiated, will yield results consistent with those achieved in vitro or animal testing.
     The Company believes that Oragen drugs may exert anti-viral activity through two intracellular mechanisms. First, they may activate the intracellular "latent" RNase-L to degrade viral RNA. Second, they inhibit the HIV replication enzyme, reverse transcriptase, by binding to a different site on the enzyme from that bound by conventional anti-HIV compounds such as AZT. The Company's belief in the potential effects of these compounds is based, in part, on the collaborative in vitro experiments performed with the National Cancer Institute referred to above. Certain in vitro experiments performed at Vanderbilt University indicate that certain human immune cells can be protected from cell death caused by HIV infection by treatment with Oragen drugs. Under sponsorship of the National Institutes for Allergy and Infectious Diseases, in vitro studies at Georgetown University also demonstrated that Oragen drugs may inhibit the replication of human HBV. In each of the in vitro studies, no substantial cell toxicity was observed at concentrations which inhibit the applicable virus.
     The Company believes Oragen drugs work at a different stage of the anti-viral and anti-cancer response chain than Ampligen and therefore may be effective in disorders where the activity of Ampligen is limited. The Company also believes that Oragen drugs can potentially be engineered to trigger specific responses in immune cells based on in vitro tests. Significant additional testing will be required in order to determine whether the Company's beliefs regarding Oragen drugs can be transformed into viable human therapeutic products.
     The following table shows the Company's past and present pre-clinical studies of Oragen compounds. Except as otherwise noted, the studies have been conducted under collaborative arrangements pursuant to which the Company supplies quantities of the drug to the third party institution for testing, and that institution assigns all of the commercial rights to the studies to the Company and funds the research costs.

Target Programs          Potential Market Applications  Collaborators
Human Immunodeficiency   Treatment of HIV               National Cancer
                                                        Institute
                                                        Temple University(1)(2)
                                                        Vanderbil University(1)
                                                        University of Mainz,
                                                        Germany(1)
Hepatitis B Virus (HBV)  Treatment of HBV               National Institute of
                                                        Allergy and Infectious
                                                        Diseases
                                                        Georgetown University
Mouse Hepatitis Virus    Treatment of Hepatitis C       University of
                                                        Toronto(1)
Herpes Simplex Virus     Treatment of Herpes Infectious Medical College of
                                                        Pennsylvania(1)
Type 1 and 2                                            Juntendo University
                                                        Tokyo, Japan
Poliovirus/Respiratory   Childhood Viral Diseases       Howard University
Syncytial virus
 Solid tumors            Treatment of various types     Temple University(1)(2)
                         of cancer                      Hahnemann University

(1)  Funding provided by the Company. In all other cases, funding provided by the institution.
(2)  The Company was notified in July 1994 that Temple believed the Company was in breach of its licensing agreement and therefore the agreement was being terminated. The Company and Temple University settled this dispute in December 1996 and the licensing agreement was re-instated.
 Diagnostic Diagen Products
     The Company is also developing a set of clinical laboratory diagnostic products, trademarked Diagen products, that are designed to assist physicians in identifying patients for the Company's RNA drug therapies and to assist in their clinical management thereafter. The Company believes that the availability of such tests may lead to improved patient care and increased market penetration by the Company's products, if and when such products are available for commercial sale. While these tests are at an early stage of commercial development, the Company believes that they may ultimately provide an opportunity for diversification of the Company's products and revenues and may help to identify patients who could benefit from the Company's drug treatment. The Diagen products would have to go through a regulatory process for diagnostic product clearance prior to commercial sale.
 Patents and Proprietary Rights
     The Company has filed more than 380 patent applications involving chemistry, processes, biological insights and specific target-oriented compositions of matter worldwide covering its RNA technology, including 30 filings with the U.S. Patent Trademark Office and more than 350 corresponding foreign patent applications in other countries, such as members of the
European Patent Convention, Japan, South Korea, Australia. There can be no assurance that the Company's patent applications will result in the issuance of patents.  The Company's policy is to file patent applications on a worldwide basis to protect technology, inventions, and improvements that are considered important to the development of its business. The Company has, as a matter of policy, sought patent protection in each of the three major geographic markets: the United States, Europe, and the Pacific Rim. The
Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. Of the patent applications filed worldwide, over 230 have been issued (including 13 in the United States).
     Within the 13 patents issued or accepted for issuance in the United States, seven include claims which afford patent protection for RNA treatment in HIV disease; one affords patent protection for RNA treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome, two affords patent protection for RNA treatment/diagnosis of hepatitis infection, and three affords patent protection in other areas.
     The Company believes its treatment use, as well as the composition of matter patents for Ampligen, if granted and upheld, will be a critical element to the Company's success.
     In addition, the Company has filed patent applications for diagnostic applications resulting from insights and discoveries made by its employees and consultants relating to RNA nucleic acid structure and 2-5A biochemistry, which the Company believes may be applicable to the development and commercialization of various drugs that may operate by augmentation of cellular antiviral defenses.
     The license agreement with Temple University covering the Oragen
Compounds presently includes 8 issued U.S. patents and 29 issued foreign patents as well as 24 patent applications in process.
     The patent positions of biopharmaceutical and biotechnology firms, including the Company, are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company is currently prosecuting many patent applications with the U.S. and foreign patent offices, the Company does not know how many of its applications will result in the issuance of any patents or, of patents which are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, The Company cannot be certain that it was the first creator of all inventions covered by pending patent applications or that it was the first to file patent applications for all such inventions. Competitors or potential competitors may have filed applications for, and may obtain, additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that if issued the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. The Company is aware of a claim by Vanderbilt University regarding the use of RNA combined with azidothymidine (AZT) in the treatment of a certain human disease (HIV infection). The Company does not believe this claim to have merit. The Company has used RNA with AZT in some of its clinical programs.
     There can be no assurance that the Company's patents or those of its competitors, if issued, would be upheld by a court of competent jurisdiction. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to unpatented trade secrets.
     The Company requires it employees, consultants, members of the Scientific Advisory Board, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company.
These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.
 Manufacturing
     Drug intermediates used in the production of Ampligen are currently manufactured from raw materials by Pharmacia Biotech, a division of Pharmacia-Upjohn, a major multinational pharmaceutical company. The intermediates are analyzed by the Company for compliance with specifications and then transferred to another contractor where the Ampligen drug intermediates are mixed under defined conditions to prepare a freeze-dried form of Ampligen. HEM provides a representative to supervise and monitor procedures and is the owner of all proprietary information used to generate its Ampligen intermediates.  The Company also plans to phase in the manufacture of raw materials for
Ampligen by its corporate partner Bioclones Proprietary Limited ("Bioclones")
a biopharmaceutical company associated with The South African Breweries Ltd. ("SAB" and together with Bioclones, "SAB/Bioclones"), from a facility in
South Africa. Critical contract relationships are covered by long term non-compete provisions as well as customary non-public disclosure terms. In each case the final product is tested by the Company to determine drug product compliance with a set of technical specifications. Upon meeting these specifications, the product is transferred to HEM and dosage units are then prepared at HEM's Rockville, Maryland, manufacturing facility. Pharmacia has a minor equity interest in the Company. The Company's plan is to source raw materials for its lead products on a worldwide basis. At present, Oragen compounds used for the Company's pre-clinical testing are produced at the University of Konstanz, Germany. The Company has alternate sources for these raw materials in addition to the named suppliers.
  Marketing
     The Company intends to design its marketing strategy to reflect the differing health care systems around the world, and the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. In the United States, the Company expects that, subject to receipt of regulatory approval, Ampligen will be used in three medical arenas: physicians' offices or clinics, the hospital and the home setting.
The Company currently plans to use a service provider in the home infusion (non-hospital) segment of the U.S. market to execute direct marketing activities, conduct physical distribution of product and handle billings and collections. Accordingly, the Company is developing marketing plans to facilitate the product distribution and medical support for indications, if and when they are approved, in each arena. The Company believes that this approach will facilitate the generation of revenues without incurring the substantial costs associated with a sales force. Furthermore, management believes that the approach will enable the Company to retain many options for future marketing strategies.
     In February, 1996, the Company entered into an agreement with Rivex
Pharma Inc., a Canadian-based pharmaceutical company "Rivex"), pursuant to which Rivex will provide various services in connection with the marketing and exclusive distribution of Ampligen in Canada on an emergency drug release basis. Under the terms of this agreement, the Company will supply and Rivex will purchase as much Ampligen as necessary to satisfy Rivex's customers at a mutually agreed upon cost. In return, Rivex will retain the exclusive right to market and distribute Ampligen in Canada. The Company expects Rivex to have patients in this program beginning in the second quarter of 1997.
     In Europe, the Company plans to adopt a country-by-country and, in certain cases, an indication-by-indication marketing strategy due to the heterogeneity of governmental regulations and alternative distribution systems in these areas. The Company also plans to adopt an indication-by-indication strategy in Japan. Subject to receipt of regulatory approval, the Company plans to seek strategic partnering arrangements with pharmaceutical companies to facilitate product introductions in these areas.
No assurances can be given that any such arrangement will be entered into on terms acceptable to the Company. The relative prevalence of people suffering from target indications for Ampligen varies significantly by geographic region, and the Company intends to adjust its clinical and marketing planning to reflect the special needs of each area. The Company does not currently anticipate devoting significant resources to the establishment of an in-house sales force in the near term. In countries in South America, the United Kingdom, Ireland, Africa, Australia, Tasmania, New Zealand, and certain other countries and territories, the Company contemplates marketing its products through its relationship with SAB/Bioclones pursuant to the SAB Agreement.
     The Company is also developing a set of clinical laboratory diagnostic products, trademarked Diagen products, that are designed to assist physicians in identifying patients for the Company's RNA drug therapies and to assist in their clinical management thereafter. The Company believes that the availability of such tests may lead to improved patient care and increased market penetration by the Company's therapeutic products, if and when such products are available for commercial sale, although the Company does not anticipate deriving significant revenues directly from the commercial sale of Diagen products. These tests are at an early stage of development and the Company has received limited royalties in 1994 from its licensed reference laboratory in Texas. The Diagen products would have to go through a regulatory process for diagnostic product clearance applicable to medical devices prior to commercial sale. In some cases, use in clinical trials may require FDA clearances. See "Business" Government
Regulation" below. The Company's objective is to license these potential products to a diagnostic company. The Company has granted rights to certain of the patents related to the Diagen products to one of its subsidiaries. See "Business--Subsidiary Companies."
 Research and Development/Collaborative Agreements
     The development of the Company's products has required and will continue to require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market and to establish commercial-sale production and marketing capabilities. During the Company's last three fiscal years, the Company has spent approximately $4.5 million for research and development, of which $1.9 million was expended in the year ended December 31, 1996.
     Based on its current operating plan, the Company anticipates that the net cash and cash equivalents on hand of $5.3 million, together with the anticipated receipt of limited revenues from the sales of Ampligen, will be sufficient to meet the Company's capital requirements through 1997. It is not expected that this will be sufficient to enable the Company to complete the necessary clinical trials or regulatory approval process for Ampligen for any indication or, if any such approval were obtained, to begin manufacturing or marketing Ampligen on a commercial basis. Accordingly, the Company will need to raise substantial additional funds through additional equity or debt financing, collaborative arrangements with corporate partners, off balance sheet financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products. If adequate funds are not available from operations, as is anticipated, and if the Company is not able to secure additional sources of financing on acceptable terms, the Company's business will be materially adversely affected.
     As part of its research and development activities, the Company has entered into various collaborative and sponsored research agreements with researchers, universities and government agencies. The Company believes that these agreements provide the Company with access to physicians and scientists with expertise in the fields of clinical medicine, virology, molecular biology, biochemistry, immunology and cellular biology.
     The Company has entered into the following collaborative agreements regarding its products:
     In October, 1994, the Company entered into an agreement with
Bioclones/SAB (the "SAB Agreement") with respect to co-development of various RNA drugs, including Ampligen, for which the Company has previously obtained international patent protection. The SAB Agreement provides that the Company will provide SAB/Bioclones with an exclusive manufacturing and marketing license for certain Southern hemisphere countries (including all countries in South America) as well as the United Kingdom, Ireland, Africa, Australia, Tasmania, New Zealand, and certain other countries and territories. In exchange for these marketing and distribution rights, the SAB Agreement provides for: (a) a $3 million cash payment to the Company; (b) the formation and issuance to the Company of 24.9 % of the capital stock of a company to develop and operate a new manufacturing facility for RNA drugs to be constructed by SAB/Bioclones, and (c) royalties on all sales of the Company's products in the licensed territories. In addition, SAB/Bioclones agreed to use its best efforts to pursue the marketing approval of Ampligen for HBV in Australia, South Africa, Brazil, and the United Kingdom, as well as to perform (at its own expense) a phase III study of Ampligen in chronic HBV infection in South Africa, which clinical study is to be performed pursuant to U.S. FDA good clinical practice and good laboratory practice guidelines and standards. SAB/Bioclones will be granted a right of first refusal to manufacture and supply to the Company the drug product required for not less than one-third of its world-wide sales of Ampligen (after deducting SAB/Bioclones-related sales) and will also be granted a right of first refusal for the manufacture and marketing of any of the Company's other RNA drugs in the licensed territories. According to its most recent annual report, SAB is a multinational holding company investing in and taking management responsibility for a portfolio of business in beer and beverages retailing, hotels and the manufacture of certain mass market consumer goods, together with strategic investments in businesses which support its mainstream interests. By September 30, 1995, the Company had received $3,000,000 in proceeds from SAB, in accordance with the terms of the SAB Agreement. SAB notified the Company that it had initiated manufacturing of test amounts of the licensed product as
a significant step towards the new manufacturing facility and design thereof. SAB is traded on the NYSE as American Depository Receipts (ADRs).
     In February, 1996, the Company entered into an agreement with Rivex Pharma, Inc., a Canadian-based pharmaceutical company which grants Rivex an exclusive marketing and distribution rights for Ampligen in Canada. In exchange, Rivex is committed to purchase Ampligen from the Company. Rivex is also committed to perform regulatory compliance functions necessary for marketing approvals in Canada.
     The Company has a clinical pharmacology unit at Hahnemann University Hospital (now part of the Allegheny Health Education and Research Foundation and known as Allegheny University Hospitals - Hahnemann Division) in Philadelphia. This clinical pharmacology unit has performed studies on
Ampligen metabolism in the body, and initiates clinical trials at the Phase I/II level. The Company also plans to use this unit for its initial clinical studies of Oragen drugs, subject to receipt of necessary clinical approvals.
     The Company does not own its own research and development or drug discovery laboratories. Instead, employees of the Company's collaborators conduct those functions at the laboratories of their employers. The Company has a long-standing relationship with the Hahneman Division of Allegheny University Hospitals (Allegheny/Hahnemann), which currently provides laboratory support in conjunction with licensing arrangements and financial support from the Company. No assurances can be given that such relationship will continue on terms advantageous to the Company or at all.
     In June 1989, the Company entered into an assignment and research support agreement with Allegheny/Hahnemann and Dr. David Strayer, Dr. Isadore
Brodsky and Dr. David Gillespie who is now deceased (the "Scientist Group"). Dr. Strayer is the Company's Medical Director. Prior to the execution of the Allegheny/Hahnemann Agreement, Allegheny/Hahnemann and the Scientist Group
had participated in the clinical testing of Ampligen. In an effort to obtain the benefits of the Scientist Group's future contributions to the development of Ampligen and obtain exclusive rights to certain proprietary and regulatory rights relating to Ampligen, the Company, Allegheny/Hahnemann and the
Scientist Group entered into the Allegheny/Hahnemann Agreement, which provides (i) for the assignment by Allegheny/Hahnemann and the Scientist
Group to the Company of all of their respective rights in certain proprietary information which was then owned or subsequently developed and the exclusive and perpetual right to apply for any patents, trademarks or copyrights relating to the proprietary information; (ii) for the payment by the Company to Allegheny/Hahnemann (and the sharing by Allegheny/Hahnemann and the Scientist Group on such terms as they determine) of a royalty of 2% of net sales proceeds (up to a maximum royalty of $6 million per year) on all
Ampligen sold by the Company or any entity licensed by the Company after the date of the grant by the FDA of the first NDA for Ampligen through January 1, 2005; (iii) for the payment by the Company to Allegheny/Hahnemann of $
162,000 for certain scientific consultative support services to be performed by the Scientist Group during the first year of the Allegheny/Hahnemann Agreement; (iv) for the payment by the Company to Allegheny/Hahnemann of certain incremental amounts for scientific consultative support services to be rendered by the Scientist Group subsequent to the first year of the Allegheny/Hahnemann Agreement; (v) that either party may terminate the scientific consultative support services of the Scientist Group (and the Company's obligations to pay for those services) on 90 days' notice; and (vi) that all rights to discovery and inventions resulting from the Allegheny/Hahnemann Agreement are to be the exclusive property of the
Company. The Company has not made any incremental payments to Allegheny/Hahnemann on account of scientific consultative support services rendered by any member of the Scientist Group pursuant to the Allegheny/Hahnemann Agreement for any period subsequent to September 30,1992.
     The Company has entered into an at-will arrangement with Allegheny/Hahnemann University, and Dr. Strayer, among others, pursuant to which the services of Dr. Strayer, among others, are made available to the Company in return for monthly salary subsidization payments made by the
Company to the University. The aggregate amount of these monthly payments is presently $14,896.
     In August 1988, the Company entered into a pharmaceutical use license agreement with Temple University (the "Temple Agreement"). Under the terms of the Temple Agreement, Temple granted the Company an exclusive world-wide license for the term of the agreement for the commercial sale of Oragen products using patents and related technology held by Temple, which license is exclusive except to the extent Temple is required to grant a license to any governmental agency or non-profit organization as a condition of funding for research and development of the patents and technology licensed to the Company. The rights to such patents and related technology had previously been assigned to Temple by various parties, including Dr.
Robert J. Suhadolnik, an employee of Temple. The Temple Agreement provides
(i) for the payment by the Company to Temple of 4% of net sales of Oragen products the active ingredients of which consist entirely of products, processes or uses claimed by Temple's patents and 2% of net sales of Oragen products some, but not all, of the active ingredients of which consist of products, processes or uses claimed by Temple's patents, with minimum royalties of $30,000 per year commencing in 1995; (ii) that the Company must seek all necessary approvals for the commercial sale of Oragen products;
(iii) that the Company must file an application for marketing approval for at least one licensed product with the FDA or a foreign counterpart on or before August 3, 1996; (iv) for the funding of specified research payments by the Company; and (v) that the Company shall have an exclusive option to negotiate for a period of six months the terms of an exclusive license for the commercial sale of any future related technology with respect to which Temple shall hold a patent. The Temple Agreement expires upon the expiration of the last licensed patent, unless sooner. terminated by mutual consent, upon the failure by the Company to pay any required royalties or upon any material breach of the agreement. Dr. Suhadolnik, as well as his laboratory, will derive income and financial support from any royalties paid by the Company.
The Company was notified by Temple in July 1994 that it believed the Company was in breach of the Temple Agreement and that Temple believed that the
Temple Agreement was terminated. The Company filed a lawsuit seeking a declaratory judgement that the Temple Agreement remains in full force and effect and seeking monetary damages. Temple has filed a motion to dismiss this lawsuit and in January 1995, Temple filed a separate litigation against the Company seeking declaratory judgment that the Temple Agreement has been lawfully terminated, together with an award of costs, including attorney fees. The Company and the University entered a settlement agreement in December, 1996 which resolves all issues and reinstates the licensing rights. See Item 3 "Legal Proceedings".
     In May 1992, the Company entered into a letter agreement to provide research payments to Dr. Werner E. Muller at the University of Mainz for various exclusive 20-year licensing arrangements including certain technologies for genetic manipulation of the 2-5A pathway. The Company believes that the research billing conducted by Dr. Muller will provide general knowledge with respect to the manipulation of the cellular mechanism by which Ampligen works.
     In addition to the arrangements with Temple University and Hahnemann University described above, the Company has two types of collaborative research arrangements. First, the Company has entered into "sponsored research arrangements" with various institutions which provide for the payment by the Company of specified financial support to the institutions which conduct the research . Second, the Company has entered into "collaborative arrangements" pursuant to which the institution conducts studies of the Company's products at the institution's expense and gives the Company exclusive commercial rights to research results. The Company provides its drugs to these institutions free of charge. Collaborative research arrangements provide that the proprietary knowledge is the sole property of the Company but permit the collaborator, after a specified time period, to publish the results of its research in scientific medical journals. The
Company has research agreements with the National Institute for Allergy and Infectious Diseases on the use of Ampligen and Oragen products in the treatment of HBV infection and various herpes and respiratory viruses and Hahnemann University on the biochemical and molecular activities of RNA.
Other collaborators include the following entities or scientists therefrom:
the National Cancer Institute, Harvard University Medical School, Yale University Medical School, Vanderbilt University, University of Pittsburgh, Howard University, Cornell University, Georgetown University, Stanford University, University of Pennsylvania, Medical College of Pennsylvania, University of California at Davis and the Uniformed Services University for
the Health Sciences. International collaborations include scientists from Konstanz University (Germany), University of Mainz (Germany), University of Toronto (Canada) and Juntendo University (Japan).
     The Company intends to continue to engage in such collaborative and sponsored research with selected institutions. There can be no assurance, however, that the Company will be able to maintain its existing collaborative arrangements or enter into new collaborative arrangements.
Competition
     Competition in the development and marketing of therapeutic drugs for human diseases is intensely competitive. Many different approaches are being developed for management of the diseases targeted by the Company. In addition to drug therapy, companies are promoting biological and hormonal therapies, prophylactic and therapeutic vaccines and surgery. These approaches, however, may have limited utility and some are often associated with toxicity, including life-threatening side-effects.
     Most FDA-approved anti-viral drugs appear to directly inhibit the viruses by interfering with their replication (so-called reverse transcriptase or protease inhibitors). Their mechanisms of action do not seem to stimulate the production of immune cells to attack or scavenge the disease-causing agents. Interferon therapy does act by an immune mechanism and has been approved by the FDA for the treatment of chronic HBV; durable effects, however, are seen in only a minority of treated subjects and the side-effects are substantial. Interferon has thus far not been demonstrated to be efficacious in HIV,
ME/CFS and the primary tumors (other than melanoma) and indications targeted by the Company. The newer anti-HIV drugs may reduce the level of HIV in the plasma by approximately 99%; however, the dramatic effects are often transitory.
     Below is a list of certain compounds which appear directly competitive with the Company's products:
     HIV Infection. The principal treatments for HIV are AZT, DDI, DDC, D4T and 3TC. A group of newer compounds, termed protease inhibitors, share the problems of rapid viral mutation, multi-drug resistance, etc., but may cause a more dramatic transient drop in amount of HIV present in the blood stream.
No immune based drugs have been approved to date, and there is a paucity of clinical developmental research on vaccines due to the problem of rapid viral mutations.
     HBV. Treatments include interferon-alpha, thymosin and 3TC. Only interferon alpha has proven effective in rigorous clinical tests, and less than 20% of patients have a durable response. Also, interferon's side effects are substantial and may curtail patient use and physician acceptability, particularly in the major Asian markets.
     ME/CFS. The FDA has not approved any drugs specifically for this disorder. Physicians typically prescribe analgesics psychotropic and anti-inflammatory drugs to combat and palliate the symptoms without addressing the underlying immunologic damage or the herpes virus proliferation.
     Renal Cell Carcinoma. Interleukin 2 may be an extremely toxic product often requiring immediate access to a critical care unit if used according to manufacturer's recommendations (Chiron/Cetus).
     Malignant Melanoma. Interferon alpha was recently approved by the FDA; however, the percentage of responses is small, and a significant percentage of relapses are expected. Treatment costs with interferon often exceed
$10,000 per year.
     There are several publicly held companies that place emphasis on nucleic acid technology. Each is outlined below from publicly available documents filed with the SEC.
     Gilead Sciences, Inc. (Foster City, California; GILD/Nasdaq). Gilead is developing nucleotide technologies and is pursuing pre-clinical and clinical development of a number of product candidates.
     ISIS Pharmaceuticals, Inc. (Carlsbad, California; ISIP/Nasdaq). This company, founded in 1989, has devoted substantially all of its resources to research, drug discovery and development programs. In July, 1995, ISIS 2922 was in Phase III clinical trials to treat CMV-induces retinitis in AIDS patients, ISIS 2105 was in Phase II trials to treat genital warts, and Phase
II trials were planned for ISIS 2302 for treatment of a variety of inflammatory diseases.
     The Company anticipates that it will face increased competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective than any that may be developed by the Company. Competitive products may render the Company's technology and products obsolete or noncompetitive prior to the Company's recovering research, development or commercialization expenses incurred with respect to any such products.
     Most of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking research, preclinical studies and human clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals, and manufacturing and marketing such products. Accordingly, the Company's competitors may succeed in commercializing the products more rapidly or more effectively than the Company.
     The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.
 Subsidiary Companies
     In September 1994, the Company incorporated three wholly-owned subsidiaries--BioPro Corp. ("BioPro"), Core BioTech Corp. ("Core BioTech"),
and BioAegean Corp. ("BioAegean")--in the State of Delaware.
     The purpose of BioPro is to commercialize tobacco-related products.
BioPro intends to develop methods to utilize RNA technology in conjunction with certain tobacco and cigarette filter products to provide cleaner tobacco products. The technology is based in part on recent unpublished experiments in laboratory animals conducted at the University of California, Davis, which suggest that the Company's RNA drugs may prevent certain aspects of lung fibrosis under certain experimental conditions. In September, 1994, the
Company granted an exclusive worldwide license and/or sub-license to certain of its patents and assigned certain other patents to BioPro (the "BioPro License ") for a term of three years, which term will automatically be extended for a term of 15 years in the event that BioPro provides evidence that it has commercialized one or more of the patents. BioPro has agreed that it will not develop any product or technology which may be deemed therapeutic and has granted a right of first refusal to the Company with respect to any technology which it may develop or acquire. BioPro has the right to grant sublicenses subject to the requirement that its sublicensees agree to non-competition arrangements with the Company. The Company has agreed that it will not develop any technology related to the business of BioPro and has granted BioPro a right of first refusal with respect to any technology it may develop with respect to the business of BioPro. The Company is developing a business plan and will continue to seek corporate partners in 1997.
     The purpose of Core BioTech is to commercialize the Company's diagnostic oriented patents which provide RNA technology to detect certain difficult to diagnose viral diseases such as ME/CFS and other immuno-dysfunctional conditions through strategically located central reference laboratories. In September, 1994, the Company granted an exclusive worldwide license and/or sub-license to certain of its patents and assigned certain other patents to Core BioTech (the "Core BioTech License") for a term of three years, which term will automatically be extended for a term of 15 years in the event that Core BioTech provides evidence that it has commercialized one or more of the patents. Core BioTech has agreed that it will not develop any product or technology which may be deemed therapeutic and has granted a right of first refusal to the Company with respect to any technology which it may develop or acquire. Core BioTech has the right to grant sublicenses subject to the requirement that its sublicensees agree to non-competition arrangements with the Company. The Company has agreed that it will not develop any technology related to the business of Core BioTech and has granted Core BioTech a right of first refusal with respect to any technology it may develop with respect to the business of Core BioTech.
     In June 1995, the directors of BioAegean approved the private placement of 1,000,000 shares of common stock at $1.00 per share which is expected to occur in Fiscal 1997. In addition, the directors of BioAegean issued 10-year options to purchase an aggregate of 1,200,000 shares of common stock of BioAegean at an exercise price of $1.00 per share (the "BioAegean Options")
to its officers and directors.  The BioAegean Options are conditional upon the recipient's agreement to serve BioAegean as needed for at least 24 months unless fully incapacitated. William A. Carter, M.D., Chairman, President and Chief Executive Officer of the Company, serves as Chairman, Chief Executive Officer and a Director of BioAegean and received 300,000 BioAegean Options.
R. Douglas Hulse, Chief Operating Officer of the Company, serves as Chief Operating Officer of BioAegean and received 50,000 BioAegean Options. Peter Rodino, III, a director and Secretary of the Company, serves as
Vice-Chairman, Secretary, Corporate Counsel and a director of BioAegean and received 150,000 BioAegean Options. Robert Peterson serves as Chief Financial Officer of both the Company and BioAegean and received 50,000 BioAegean Options. Sharon Will, Vice President of Investor Relations and Corporate Communications for the Company, serves as Vice President of Marketing for BioAegean and received 150,000 BioAegean Options. Harris Freedman serves as Vice President for Strategic Alliances for both the Company and BioAegean and received 150,000 BioAegean Options. Richard Piani, a director of the Company, serves as a director and the Advisor for European Affairs of BioAegean and received 50,000 BioAegean Options. Gerald Kay serves as a director for both the Company and BioAegean and received 50,000 BioAegean Options. BioAegean's remaining director, Jerome Belson, a principal shareholder of the Company, received 50,000 BioAegean Options. The Company is presently exploring strategic alliances with recognized skin care companies which currently market certain products to diminish the effects of photoaging and UV-light on the skin.
 Government Regulation
     Overview. Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. All of the Company's proposed products and products of its ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, human new drug products are subject to rigorous preclinical and clinical testing as a condition of clearances by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has required and will continue to require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.
     The Company is also subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work. The Company believes that its Rockville, Maryland manufacturing and quality assurance/control facility is in substantial compliance with all material regulations applicable to these activities.
     U.S. Regulatory Process. Before a new drug product may be sold commercially in the U.S. and other countries, clinical trials of the product must be conducted and results submitted to the appropriate regulatory agencies as part of the approval process. The Company's therapeutic and diagnostic products are subject to regulation in the U.S. under the Food,
Drug and Cosmetic Act (the "FDC Act"). Ampligen and other RNA drugs will be reviewed as new drugs by the FDA's Center for Drug Evaluation and Research ("CDER"). The process includes:
     (1) Drug Products. The steps required before a non-biological drug product may be marketed in the U.S. include (a) conducting appropriate pre-clinical laboratory and animal tests, (b) submitting to the FDA an application for an Investigational New Drug ("IND"), which must become effective before human clinical trials may commence, (c) conducting well-controlled human clinical trials which establish the safety and efficacy of the drug product, (d)
filing a New Drug Application ("NDA") with the FDA, and (e) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with current Good Manufacturing Practices ("GMP") requirements and be subject to inspections by the FDA. Foreign manufacturing establishments also must comply with GMP requirements, and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.
     Pre-clinical tests include formulation development, laboratory evaluation ofproduct chemistry and animal studies toassess the potential safety and efficacyof the product formulation. Drug products must be manufactured in accordance with GMP requirements and pre-clinical tests must be conducted in accordance with the FDA regulations regarding Good Laboratory Practices. The results of the pre-clinical tests are submitted to the FDA as part of the IND and are reviewed by the FDA prior to authorizing the sponsor to conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of one phase of a clinical trial will result in authorization of other phases or that clinical trials will result in FDA approval. Clinical trials may be placed on hold by the FDA at any time for a variety of reasons, particularly if safety or design concerns exist.
     (2) Clinical Testing Requirements. Clinical trials involve the administration of the investigational drug product to human subjects. Clinical trials typically are conducted in three phases and are subject to detailed protocols. Each protocol indicating how the clinical trial will be conducted must usually be submitted for review to the FDA as part of the IND. The FDA's review of a study protocol does not necessarily mean that, if the study is successful, it will constitute proof of efficacy or safety. Further, each clinical study must usually be conducted under the auspices of an independent Institutional Review Board ("IRB") established pursuant to FDA regulations.
The IRB considers, among other factors, ethical concerns, informed consent requirements, and the possible liability of the hospital conducting the trials. The FDA or IRB may require changes in a protocol both prior to and after the commencement of a trial. There is no assurance that the IRB or FDA will permit a study to go forward or, once started, to be completed.
     The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase I, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase I testing for an indication typically takes at least one year to complete. Phase II involves controlled tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes at least from one and one-half to two and one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations, expanded Phase III trials are undertaken to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III studies for an indication generally take at least from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products that have not yet completed any such testing. Nor can there be any assurance that completion of clinical testing will result in FDA approval. Furthermore, the FDA may suspend clinical trials at any time if the patients are believed to be exposed to a significant health risk. Phase III or other clinical studies may be conducted after rather than before approval under certain circumstances. For example, the FDA may determine under its accelerated approval regulations that earlier studies, involving the use of surrogate markers rather than clinical outcomes, may establish an adequate basis for drug product approval, providing that the sponsor agrees to conduct an additional study after approval to verify and describe the clinical benefit of the drug. These and other similar regulations, however, are often limited to drug products that are intended to treat serious or life-threatening diseases,
especially those diseases for which there are no alternative therapies, or that provide meaningful therapeutic benefit to patients over existing treatments. The Company believes that Ampligen may be eligible for review under the FDA's "accelerated approval" or other similar regulations for certain indications; however, the Company has not decided whether to seek such accelerated or other similar approval and no assurances can be given that such accelerated or other similar approval, if sought, will be granted for any indication pursuant to such regulations.
     In the case of drugs for life-threatening diseases, the initial human testing is generally done on patients rather than on healthy volunteers. Because these patients are already afflicted with the target disease, it is possible that such studies may provide results traditionally obtained in Phase II trials. These trials are referred to as Phase I/II trials.
     Reports of results of the pre-clinical studies and clinical trials for non-biological drugs are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment. The NDA also includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation, details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes two to three years to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated or expedited. However, the process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. However, additional information may be required. For example, the FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests).
     Among the requirements for product approval is the requirement that prospective manufacturers conform to the FDA's GMP standards. In complying with GMP standards, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities in order to ensure compliance with applicable GMP requirements. Failure to so comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing, seizure of the product, or voluntary recall of a product.
     The product testing and approval process is likely to take a substantial number of years and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all. The FDA also may require post-marketing testing and surveillance to monitor the record of the product and continued compliance with regulatory requirements. Upon approval, a drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosages. Adverse experiences with the product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA standards, or may otherwise order the suspension of manufacture, recall or seizure. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product occur following approval.
     In addition to applicable FDA requirements, the Company is subject to foreign regulatory authorities governing clinical trials and drug sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.
     (3) Orphan Drug Status. Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if they are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 persons in the U.S., or if there is no reasonable expectation of recovery of the costs of research and development from sales in the U.S. Provided certain conditions are met, orphan drug status confers upon the sponsor certain tax credits for amounts expended on clinical trials prior to May 31, 1997, as well as marketing exclusivity for seven years following FDA approval of the product. Marketing exclusivity means that the FDA cannot approve another version of the same product for the same use for seven years after approval of the first product. However, the
FDA can still approve a different drug for    the same use or the same drug
for a different use. The FDA regulations implementing the Orphan Drug Act define what drugs are the "same" for purposes of the seven year market exclusivity provisions. The Company has been advised that nucleic acids and other complex drugs may present potentially difficult orphan drug issues under these regulations. The Company cannot predict how these provisions will be implemented with respect to its RNA products and competitive drugs.
Certain benefits of orphan drug status are only available upon obtaining FDA approval for marketing. For example, orphan drug exclusivity only vests in the same designated product that is first to receive FDA marketing approval.
In 1993, Ampligen was designated as an orphan drug by the FDA for the clinical indications of AIDS and renal cell carcinoma. The Company does not believe that the former designation extends to HIV disease which has not progressed to AIDS. In December 1993, the FDA designated Ampligen as an orphan drug for the clinical indications of invasive malignant melanoma and chronic fatigue syndrome. The FDA denied a request by the Company to designate Ampligen as an orphan drug for chronic active HBV infection. There is no assurance that any future products will receive orphan drug designation, or that the benefits currently available from such designations for Ampligen will not hereafter be amended or eliminated. Various legislative proposals have from time to time been introduced in Congress to modify various provisions of the Orphan Drug Act. Currently, Congress has considered legislation that would amend the Orphan Drug Act and may limit the scope of marketing exclusivity. The tax credit provisions expired on December 31, 1994 and was renewed by Congress in 1996.
     (4) Diagnostic Products. The Company's potential Diagen diagnostic products also must receive FDA clearance prior to any commercial marketing. The FDC Act regulates most in vitro diagnostic products as medical devices, and provides for two clearance mechanisms. Certain products may qualify for a
Section 510(k) procedure, under which the    manufacturer gives the FDA a
premarket notification ("510(k) Notice") of the manufacturer's intent to commence marketing the product. The manufacturer must establish that the product to be marketed is "substantially equivalent" to another legally marketed product which is subject to a 510(k) Notice or was commercially marketed prior to May 28, 1976 and is not subject to premarket application ("PMA") requirements. In some cases, a 510(k) Notice must include data from human clinical studies. Normally, marketing may commence when the FDA issues an order to the manufacturer finding the product to be "substantially equivalent." If the product does not qualify for the 510(k) procedure, the manufacturer must file a PMA which includes results of extensive clinical and nonclinical tests demonstrating that the product is both safe and effective. The PMA process requires more intensive testing than the 510(k) procedure, involves a significantly longer FDA review process, and usually requires review by an FDA scientific advisory committee. Approval of a PMA allowing commercial sale of a product requires that its safety and effectiveness be demonstrated through human clinical studies, usually conducted under an Investigational Device Exemption ("IDE"). Some diagnostic products may be clinically tested without an FDA approved IDE. It is unknown at this time whether an IDE will be required in order to clinically test Diagen products.
In responding to a PMA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that investigational or marketing approvals or clearances for Diagen products will be granted to the Company.
     Canadian Regulatory Process. The regulatory approval process in Canada of pre-clinical and clinical trials, manufacturing and sales of drugs, registration of establishments which manufacture biologics, compliance with GMP requirements and periodic inspection by the Health Protection Bureau ("HPB") of the Canadian Department of Health and Welfare, which serves as the federal drug agency in Canada, is in general similar to that in the United States.
          (a) Investigational New Drug Application. Before conducting clinical trials of a new drug in Canada, a company must submit an IND application to the HPB containing various information about the drug. In November 1992, the HPB approved the Company's INDs to conduct open-label and controlled clinical trials of Ampligen for ME/CFS. There is no assurance that the HPB will accept data obtained from those clinical trials in any submission of the Company to the HPB to market Ampligen in Canada or that such data, if accepted, will result in the approval of Ampligen for sale in Canada. The HPB may place clinical trials on hold at any time if safety concerns exist.

          (b) New Drug Submission. Before marketing or selling a new drug in Canada, the Company must submit a New Drug Submission ("NDS") to the HPB and receive a notice of compliance from the HPB to sell the drug. The NDS includes information describing the new drug, including its proper name, the proposed name under which the new drug will be sold, the specifications of the new drug, the methods of manufacturing, processing and packaging the new drug, the controls applicable to these operations, the tests conducted to establish the safety of the new drug, the tests to be applied to control the potency, purity, stability and safety of the new drug, the results of clinical trials and the effectiveness of the new drug when used as intended. Submission of an NDS does not assure HPB approval of a new drug for sale. If it determines the NDS meets the requirements of Canada's Food and Drugs Act and Regulations, the HPB will issue a notice of compliance for the new drug.

     The HPB may deny approval of an NDS if applicable regulatory criteria are not satisfied or may require additional testing. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the drug reaches the market. The HPB may require testing and surveillance programs to monitor the new drug once commercialized. Non-compliance with applicable requirements can result in fines and other penalties, including product seizures and criminal prosecutions.
     Among the requirements for product approval in Canada is the requirement that a prospective manufacturer conform to the HPB's GMP and good laboratory practices ("GLP") standards. Before manufacturing a biologic, a manufacturer must have a license from the HPB that is specific to the site of manufacture. The HPB periodically inspects the drug manufacturing site in order to ensure compliance with Canada's Food and Drugs Act and Regulations and GMP and GLP requirements. If there is a safety concern, the HPB, apart from other sanctions, can suspend the manufacture of the product.
     Certain provinces in Canada have the ability to determine whether the costs of a drug sold within such province will be reimbursed by a provincial government health plan by listing drugs on formularies. These provincial formularies may affect the prices of drugs and the volume of drugs sold within provinces. The Patented Medicines Prices Review Board has the ability to assess whether the price of a patented medicine is excessive and, if determined to do so, the Board has the ability to require the patent owner to reduce the price of the patented medicine, to reduce the price of another patented medicine or to remit money to the government.
     Proposals have recently been made that, if implemented, would significantly change Canada's drug approval system. Proposals include establishing a separate agency for drug regulation and modeled on European Community agencies. It is uncertain whether drugs such as the Company's would be evaluated by this separate agency, and the Company is unable to predict the impact, if any, on the transfer of regulatory responsibility from the HPB to the separate agency. The Company is unable to predict whether these proposals will be implemented or, if implemented, the effect thereof on the Company.
 Employees
     As of January 31, 1997 the Company had 14 full-time employees. Of these employees 9 were engaged in the Company's research, development, manufacturing, regulatory affairs or pre-clinical testing, and 5 employees performed general administrative functions including financial matters and investor relations. In addition, on an as needed basis 8 individuals employed at academic institutions serve as consultants or independent contractors to the Company. Such persons are paid pursuant to licensing agreements with 2 universities. There are 29 additional individuals who serve or have served as part-time consultants or independent contractors to the Company. In addition, to the individuals throughout the United States from time to time are retained by the Company as independent contractors, either on a per diem or monthly basis. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain necessary qualified employees and/or consultants in the future. None of the Company's employees are covered by collective bargaining agreements.
Recent Developments
     In March, 1997, The Company sold 5,000 shares of Series E Comvertible Preferred Stock at $1,000 per share in a private offering pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The proceeds of this placement were used to retire the convertible preferred stock (Series D), which was placed under Regulation D filing with the SEC during 1996. As a result of this transaction in 1997, the Company will incur a $1.2 million stock compensation expense, however, this will have no effect on the net equity of the company as it will be offset by an increase in additional paid-in capital.
     In January 1997, the Company began a Phase II clinical trial in Texas treating HIV infected patients with Ampligen. The trial, approved by the FDA, will study the effect of Ampligen on viral load, or burden, in HIV patients with CD4 levels over 400 cells/mm who are not being treated with any other
HIV medications. The principal investigator in the trial, Dr. Patricia Salvato, specializes in the treatment of individuals with HIV infection. Dr. Salvato is a Clinical Associate Professor at the University of Texas Health Science Center, and has participated in prior clinical trials of Ampligen for various chronic viral diseases including HIV and CFS.
     In December, 1996 the Company and Temple University settled their legal disputes regarding the license agreement between the parties covering the Oragen drugs. The parties signed the documents required to consummate their settlement, which includes a worldwide license for the commercial sale of Oragen products based on patents and related technology held by Temple. This agreement was originally executed in 1988. In 1994, Temple terminated the agreement, which caused the company to file legal action to re-instate the 1988 agreement.
     In November, 1996, the Company announced that it will significantly expand the enrollment of patients in Ampligen treatment programs in Belgium. This expansion was at the request of the Belgium Investigator.
     On October 15, 1996, results of a Belgium clinical study were presented at the annual scientific meeting of the American Association for Chronic Fatigue Syndrome (AACFS) evidencing that Ampligen produced significant physical and cognitive improvements among patients suffering from Chronic Fatigue Syndrome. The study was presented by Kenny De Meirleir, M.D., Ph.D. from the University of Brussels, and by David S. Strayer, M.D., Professor of Medicine at Allegheny University, PA, and Medical Director for the Company.
     In September, 1996, Helix BioPharma Corp. (Helix) informed the Company that it had confirmed the elegibility of Ampligen under Canada's Emergency Drug Release Program to be made available in Canada to sufferers of HIV, Renal Cancer, and Chronic Fatigue Syndrome. The Company thereupon shipped an initial inventory of Ampligen to Helix and is in the process of producing further supplies of Ampligen for Helix.
     In July 1996, the Company unbundled its public stock unit (consisting of one share of Common Stock and one Warrant to purchase Common stock). The Common shares (HEMX), Warrants (HEMXW) as well as Units (HEMXU) are now separately traded on NASDQ. The unit (HEMXU) ceased trading in August, 1996.
     On July 3, 1996, the Company issued and sold 6,000 shares of Series D Convertible Preferred Stock ('the Preferred Stock") at $1,000 per share for an aggregate total of $6,000,000. The proceeds, net of issuance costs, realized by the Company were $5,395,885. In addition to the issuance of the Preferred Stock, the Company issued to the buyer Warrants to purchase 100,000 shares of Common Stock at the strike price of $4.00 per share.
     In June, 1996, R. Douglas Hulse joined the Company as Chief Operating Officer (COO). Mr. Hulse serves as Executive Director of The Sage Group, a healthcare consulting firm specializing in pharmaceutical and biotechnology business development and strategic planning. In his role as COO, Mr. Hulse serves as global coordinator interacting with various distributors and corporate partners while insuring an adequate supply of drug for the Company's expected commercial sales and expanded clinical programs.
     In April, 1996, SAB/Bioclones reported significant accomplishments in South Africa in fulfillment of their licensing agreement. Pilot production runs of raw materials for use in manufacturing Ampligen were completed and are being tested for conformity to Company specifications. SAB/Bioclones are negotiating with two manufacturers to formulate the drug and to produce 200ml infusion bottles (400mg Ampligen) for use in clinical trials. Discussions also are underway with clinical investigators to identify suitable participants for a controlled study of Ampligen in chronic active hepatitis
B. Clinical investigators then will be selected and patients enrolled for studies. SAB/Bioclones has further reported interest among Hepatologists to additionally evaluate Ampligen in the treatment of hepatitis C.
     The Company resolved a long standing legal suit with a former note holder of the Company. The litigation had been simultaneously pursued by the parties in both the Federal Court of Eastern Pennsylvania as well as in the State Court of Florida in Palm Beach County. The noteholder also filed a motion for a preliminary injunction in the Pennsylvania court to enjoin the Company from disbursing the proceeds of a public offering in the amount of $5.8 million, which motion was granted in November, 1995. On February 15, 1996. the Company reached an agreement to settle this matter. Terms and conditions of the settlement included payment of $6,450,000 to the noteholder to cover the note balance and legal expenses. The noteholder and related parties are to maintain certain Warrants that were granted prior to the lawsuit. Other Warrants granted to the noteholder in the note restructuring in 1994 were relinquished. The funds under this settlement were paid on March 21, 1996. Mutual releases were executed which completed the settlement of the litigation.
     In February, 1996, the Company entered into an agreement with Helix BioPharma, a Canadian based pharmaceutical and biochemical and biomedical company to jointly develop the Company's lead product for certain viral disorders and diseases of immunological dysregulation. Helix BioPharma is the parent company of Rivex Pharma, Inc. with which the Company has an agreement for marketing and distribution services in Canada. Helix BioPharma, headquartered in Richmond, British Columbia, is developing, licensing, marketing and distributing biomedical and pharmaceutical products and services principally to the Canadian markets.
     The Company was a defendant in a lawsuit instituted in 1991 by participants in a double-blind placebo-controlled clinical trial of Ampligen therapy for ME/CFS. The plaintiffs alleged that the Company or its alleged agents promised them that they would receive Ampligen after the placebo-controlled study at no cost for periods ranging from "until marketable" or "for life." Plaintiffs sought compensatory and punitive damages. The court granted the Company's motions for summary judgement upon all claims alleged by the plaintiffs in this case. The plaintiffs have appealed from these orders before the United States Court of Appeals for the Ninth Circuit. In January, 1996, the Court of Appeals denied their appeal and sustained the Company's position. On the basis of the Court of Appeals favorable decision, the Company believes the lawsuit is over with no material effect on the Company.

Executive Officers

     The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

     Name                 Age    Position         Background
-----------------------------------------------------------------------------
William A. Carter, M.D.   59  Chairman, Chief    HEM Pharmaceuticals Corp.
                              Executive Officer, (the predecessor company)
                              President          since 1978. Co-inventor of
                                                 record on more than 200
                                                 patents. A leading
                                                 innovator in the
                                                 development of human
                                                 interferon for a variety of
                                                 treatment indications.
                                                 Reasearch Career
                                                 Development awardee of NIH.

R. Douglas Hulse          53  Chief Operating    The Sage Group
                              Officer           (healthcare consulting),
                                                 since '95. Enzon, Inc.
                                                (biopharmaceuticals),'91-'94
                                                 VP/Business Development,
                                                 Financial consultant to
                                                 biotechnology companies,
                                                 '86-'91.



Robert E. Peterson       60  Chief Financial    Omni Group, Inc. (business
                             Officer            consulting),VP. Formerly
                                                the VP and CFO of several
                                                Pepsico Divisions.

David R. Strayer, M.D.   51  Medical Director,  Professor of Medicine at
                             Regulatory Affairs Medical College of
                                                Pennsylvania and Hahneman
                                                University. Formerly NIH
                                                Research Associate.


Carol A. Smith, Ph.D.   45  Director,           Virotech International,
                            Manufacturing and   Inc. '89-91, Scientist/
                            Process             Quality Assurance Officer.
                            Development

Josephine M. Dolhancryk 34  Treasurer,          Medical/Business
                            Assistant           Enterprises, '89-'90,
                            Secretary           President.

Cedric C. Philipp       74  Director,Associate  Philipp Pharmaceutical
                            Secretary,          Marketing (consulting),
                            Special Advisor     since '87, President.
                            to the              Earlier, senior executive
                            Board/              for American Home
                            International       Products, Wyeth
                                                Laboratories in
                                                International marketing
                                                including South America
                                                and Africa.



Peter Rodino, III       43  Director,Secretary  Rodino and Rodino (law
                                                firm), Managing Partner.

Richard Piani          70   Director            Principal Delegate for
                                                Industry to the City
                                                of Science and Industry,
                                                Paris, France, a
                                                scientific and educational
                                                complex since 1995.
                                                Chairman of Industrielle du
                                                Batiment-Morin, a building
                                                materials corporation, from
                                                1986-1993. Professor of
                                                International Strategy at
                                                Paris Dauphine University
                                                from 1984-1993. Law degree
                                                from Facilite de Droit,
                                                Paris Sorbonne.
                                                Administration degree from
                                                Ecola des Hautes Etudes
                                                Commerciales, Paris.



Harris Freedman       63   Vice President       Business consultant for
                           for Strategic        emerging technology
                           Alliances            companies and private
                                                venture capitalist.

Sharon Will           38   Vice President,      Registered sales
                           Corporate            representative,


                           Communications       Worldwide Marketing Inc.(a
                                                manufacturer's
                                                representative)

E. Gerald Kay         58   Director             Chairman of the Board
                                                and Chief executive
                                                Officer of Manhattan Drug
                                                Co. Director of Carte
                                                Medical Corp. Was
                                                President and a director
                                                of the Rexall Group, Inc.



-----------------------------------------------------------------------------
ITEM 2.  Properties
     The Company leases and occupies a total of approximately 18,850 square feet of laboratory and office space in two states. The corporate headquarters in Philadelphia, Pennsylvania are located in a suite of offices of approximately 15,000 square feet. The pharmacy, packaging, quality assurance and quality control laboratories, as well as additional office space, are located in Rockville, Maryland. These facilities occupy approximately 3,850 square feet, approximately 2,000 of which are dedicated to the packaging and quality control product release functions. The Company believes that its Rockville facilities will meet its production requirements, including sufficient quantities of Ampligen for planned clinical trials, through 1997, at which time it may need to increase its manufacturing capacity either through third parties or by building or acquiring commercial-scale facilities.
     In addition, the Company has entered into the SAB Agreement, which provides the Company with 24.9 % of the capital stock of a company to develop and operate a new manufacturing facility to be financed by SAB/Bioclones. Manufacturing at the pilot facility commenced in 1996. The Company expects that manufacturing at the commercial facility will commence in 1998, although no assurance can be given that this will occur.

ITEM 3. Legal Proceedings
     The Company is subject to claims and legal actions that arise in the ordinary course of their business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.

     In March 1995, the Company instituted a declaratory judgment action against the February 1992 noteholder of a $5 million convertible note and a second defendant in the United State District Court for the Eastern District of Pennsylvania ("the Pennsylvania action") to declare as void, set aside, and cancel the February 1992 convertible note between the Company and the noteholder ("the Note"). In addition, the noteholder instituted suit against the Company on the Note in the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida, seeking judgment on the note, plus attorneys fees, costs and expenses; in August 1995, this action was stayed by the Florida Court pending the outcome of the Pennsylvania action. The noteholder also filed a motion for a preliminary injunction in the Pennsylvania court to enjoin the Company from disbursing the proceeds of a public offering in the amount of $5.8 million, which motion was granted in November, 1995. On February 15, 1996, the Company reached an agreement to settle this matter. Terms and conditions of the settlement include payment of $6,450,000 to the noteholder to cover the unpaid note balance and legal expenses. The noteholder and related parties returned approximately 282,000 Common Stock Purchase Warrants that were granted prior to the lawsuit. Other Warrants granted to the noteholder in the note restructuring in 1994 were relinquished. The funds under this settlement were paid on March 21, 1996. Mutual releases were executed which completed the settlement of the litigation.
     In November 1994, the Company filed suit against Temple University ("Temple") in the Superior Court of the State of Delaware ("Superior Court") seeking a declaratory judgment that the Temple Agreement remains in full force and effect and seeking monetary damages in excess of $10 million for Temple's alleged breach of its obligations of good faith and fair dealing and certain terms of the Temple Agreement. Temple filed a motion to dismiss this lawsuit upon the grounds of lack of personal jurisdiction. In January 1995, Temple filed separate litigation against the Company in the Court of Common Pleas of Philadelphia County seeking declaratory judgment that the Temple Agreement has been lawfully terminated as of July 1, 1994, together with an award of costs including attorney fees, in bringing the action. The Company and Temple settled their dispute in December, 1996, dropping all litigation and reinstating the 1988 license agreement.
     The Company was a defendant in a lawsuit instituted in 1991 by participants in a double-blind placebo-controlled clinical trial of Ampligen therapy for ME/CFS. The plaintiffs alleged that the Company or its alleged agents promised them that they would receive Ampligen after the placebo-controlled study at no cost for periods ranging from "until marketable" to "for life. " Plaintiffs sought compensatory and punitive damages. The court granted the Company's motions for summary judgment upon all claims alleged by the plaintiffs in this case. The plaintiffs have appealed from these orders before the United States Court of Appeals for the Ninth Circuit. In January 1996, the Court of Appeals denied their appeal and sustained the Company's position. On the basis of the Court of Appeals favorable decision, the Company believes the lawsuit is concluded with no current or future material effect on the Company's financial position.


ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

        24                   PART II
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     On November 2, 1995 the Company's units (Consisting of one share of Common Stock and one Class A Redeemable Warrant) commenced trading on the National Association of Securities Dealers Automated Quotation Small Cap Market
("NASDAQ SYSTEM") under the symbol "HEMXU." In July, 1996, the Company unbundled its public unit allowing the Common Stock (HEMX) the Class A
Warrant (HEMXW) and the Unit (HEMXU) to trade separately. In August 1996 the Company authorized NASDAQ to delist the Unit (HEMXU) and cease trading it.

     The following table sets forth the high and low list prices for the Unit, the Common Stock and the Warrant for the periods indicated as reported by NASDAQ. Such prices reflect inter-dealer prices, without retail markup, mark-down or commissions and may not necessarily represent actual transactions.


UNITS (HEMXU)                        High         Low
                                   -------      ------
     Time Period:

November 2, 1995 through
December 31, 1995                   $8.625       $2.000

January 1, 1996 through
March 31, 1996                       3.687        1.750

April 1, 1996 through
June 30, 1996                        6.125        2.687

July 1, 1996 through
August 15, 1996 (Trading             4.188        2.188
ceased on August 16, 1996)

COMMON STOCK (HEMX)                  High        Low
                                    -----       ------
     Time Period:

July 15, 1996 through
September 30, 1996                  $5.125       $1.625

October 1, 1996 through
December 31, 1996                   4.813         2.063

WARRANTS (HEMXW)
                                     High        Low
     Time Period:                   ------      ------

July 15, 196 through
September 30, 1996                 $1.875        $0.500

October 1, 1996 through
December 31, 1996                   1.813         0.625

     As of December 31, 1996 there were approximately 329 holders of record of the Company's Common Stock. this number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.
     As of December 31, 1996, the Company had 6,775,000 Class A Redeemable Warrants registered and outstanding.
     The Company has never paid any dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

ITEM 6. Selected Financial Data

Year Ended December 31    1992         1993       1994       1995        1996
			-------      ------     ------      ------      ------
Summary of Operations
 Net revenues         $       --  $  48,000   $ 175,758  $2,965,910  $  32,044
 Net loss            (7,880,648) (7,702,050) (5,133,051) (1,839,840)(4,554,489)

Proforma weighted average
 number of shares
 and share equivalents
 outstanding                  --  6,998,072  11,536,276  14,199,701 15,718,136

Financial Data
 Cash used in operating
 activities          (6,335,097) (5,170,638) (1,952,145) (1,939,219)(6,097,906)
 Capital expenditures   (53,795)                (40,000)     (3,625)   (86,480)
  Total assets        4,414,580   1,915,681   1,651,441  12,699,518  6,999,384
  Total debt          6,920,000   7,700,000   8,470,910   4,920,000
 Redeemable preferred
   stock              2,536,090   2,865,782   3,238,334              4,496,571
 Common stockholders
   equity (deficit)  (7,821,374)(11,579,156)(14,629,687)  4,420,785  5,852,994

Proforma per share data
  Net loss                    --         --       (0.44)     (0.13)      (0.29)
  Book value                  --         --       (1.27)      0.31        0.37


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, which are included herein.

Background
     The Company was incorporated in Maryland in 1966 under the name HEM Research, Inc. and originally served as a supplier of research support products. The Company's business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. The Company was reincorporated in Delaware and changed its name to HEM Pharmaceuticals Corp. in 1991 and to Hemispherx BioPharma, Inc. in June 1995. The Company has three subsidiaries--BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which were incorporated in Delaware in 1994. The Company has reported net profit only from 1985 through 1987. Since 1987, the Company has incurred substantial operating losses. Prior to completing an Initial Public Offering (IPO) in November
1995, the Company financed operations primarily through the private placement of equity and debt securities, equipment lease financing, interest income and revenues from licensing and royalty agreements.
     The IPO completed in November 1995 produced net proceeds of approximately $16,000,000. These funds plus the conversion of $3,447,000 in Redeemable Preferred Stock to equity improved stockholders equity by some

$19,000,000. The cash proceeds from the IPO was used to retire debt and other liabilities and establish a fund for future operations.
     The development of the Company's products has required and will continue to require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials necessary to bring pharmaceutical products to market and establish commercial production and marketing capabilities. Accordingly, the Company will need to raise additional funds through additional equity or debt financing, collaborative arrangements with corporate partners, off balance sheet financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products.
     The consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its three wholly-owned subsidiaries, BioPro Corp., BioAegean Corp. and Core BioTech Corp. which were incorporated in September 1994 for the purpose of developing technology for ultimate sale into certain nonpharmaceutical specialty consumer markets. All significant intercompany balances and transactions have been eliminated in consolidation.
     During fiscal 1994 and 1995, the Company has focused on negotiating and executing the SAB Agreement, exploring potential partnerships to pursue additional clinical trials with special emphasis on the HBV disease indication, restructuring certain of its outstanding debt, conducting the 1994 Common Stock Financing and the Bridge Financing and completing its IPO. In 1996, the Company reviewed and restructured the Ampligen manufacturing process. Second sources were established to procure raw materials, lyophilization services and release testing. In the areas of research and clinical efforts, the Company established with the FDA a roadmap of research and clinical studies to be completed . These studies include animal toxicity and clinical studies in HIV and CFS. One HIV clinical study was approved by the FDA and started in late 1996. Certain animal toxicity studies began. In addition, the Company shipped the initial inventory of Ampligen to Canada to use in its cost recovery program there.
     The Company expects to continue its research and clinical efforts for the next several years with some benefit of certain revenues from cost recovery programs, notably in Canada and Belgium. Beginning in October, 1993, limited revenues were initiated in Belgium from sales under the cost recovery provision for conducting clinical tests in ME/CFS. The Company expects to continue incurring losses over the next several years due to clinical costs which are only partially offset by revenues and potential licensing fees.
Such losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or revenues.

RESULTS OF OPERATIONS
Years Ended December 31, 1996 vs. 1995
--------------------------------------
     The Company reported a net loss of $4,554,489 in 1996 versus a loss of $1,839,840 in 1995. Several factors contributed to the increased loss of $2,714,649.
     Revenues were down $2,933,866 for 1996 as 1995 included $2,900,000 of licensing fees recorded in connection with SAB/Bioclones agreement. Research and development costs increased $873,665 in 1996 due primarily to increased efforts on the Canadian and Belgium clinical programs. General and administrative expenses of $3,023,590 in 1996 reflect the benefit of a one time gain in the amount of $318,757 resulting from the forgiveness of certain lease obligations in connection with the restructuring of the Company's principal office lease. Excluding this one time gain, general and administrative expenses in 1996 exceeded related expenses in 1995 by $461,904. This increase can mostly be attributed to stock compensation expense of $634,344 and certain consulting fees.
     Debt conversion costs of $149,384 and interest expense of $843,148 incurred in 1995 did not recur in 1996 due the fact that all the associated debt was converted or repaid in 1995. Interest income increased by $243,497 due to the earnings on the remaining IPO funds and funds from the issuance of preferred stock.

Years Ended December 31, 1995 vs. 1994
--------------------------------------
     The Company reported revenues of $2,965,910 in 1995 versus $175,758 in 1994. In 1995, the Company received and recognized $2,900,000 in licensing fees resulting from the SAB/Bioclones agreements as compared to $100,000 in 1994. Revenues from cost recovery clinical trials were $65,910 in 1995 versus $75,758 in 1994. Net losses of $1,839,840 were incurred in 1995 versus losses of $5,133,051 in 1994. The year to year improvement of $3,293,211 basically consists of: (1) $2,790,152 in higher revenues primarily due to the licensing fees received from the SAB Agreement, (2) $609,107 or 37% in lower research and development costs as a result of the winddown and completion of certain clinical trials, (3) higher general and administrative costs of $262,681 or 10% basically due to increased legal and professional fees associated with various legal matters and the Company's IPO efforts, (4) $138,884 in higher debt conversion expense relating to certain debt restructuring that took place in April, 1995, and (5) lower net interest expense in the amount of $295,517 or 28% due to the paydown of certain notes from the proceeds of the IPO.

LIQUIDITY AND CAPITAL RESOURCES
     As of December 31, 1995 the Company had cash and cash equivalents of $11,291,167 primarily as a result of the November 2, 1995 IPO. This figure includes $5,818,733 of restricted funds as ordered by the Court in connection with the Cohn litigation. In addition, certain officers, directors and shareholders extended their 1995 standby financing agreement to December 31, 1996. In this agreement, the parties agreed to provide funding up to $5,500,000 to the Company in the event that existing or additional financing was insufficient to cover the cash needs of the Company through December 31, 1996. In February, 1996, the Company reached an agreement to settle the Cohn litigation. Terms and conditions of the settlement include the payment of $6,450,000 to Cohn to cover the note balance and legal expenses. In July, 1996, the Company issued and sold 6,000 shares of Series D Convertible Preferred Stock at $1,000 per shares for an aggregate total of $6,000,000. The proceeds, net of issuance cost, was approximately $5,400,000. this preferred stock earns dividends at the rate of $50 per annum per share. In October, 1996 the Preferred Shareholder converted 1,000 preferred shares into 376,530 shares of common stock.
     As of December 31, 1996 the Company had $5,279,429 in cash and cash equivalents. This cash plus anticipated interest income, licensing fees, and revenues from product sales in Canada and Belgium in 1997 should be sufficient to cover the Company's cash needs in 1997. However, because of the Company's long-term requirements, it may seek to access public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planed, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the Company's clinical trials as to which cost recovery from participants has been approved.
     In March, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from this placement were used to retire the $5 million balance of Series D Convertible Stock issued in July of 1996. As a result of this transaction in 1997, the Company will incur a $1.2 million stock compensation expense, however, this will have no effect on the net equity of the company as it will be offset by an increase in additional paid-in capital.

ITEM 8. Financial Statements and Supplementary Data
     The Company's consolidated balance sheets as of December 31, 1995 and 1996, consolidated statements of operations, stockholder's equity(deficit) and cash flows for each of the years in the three year period ended December 31, 1996, together with the report of KPMG Peat Marwick, LLP, independent public accountants are included elsewhere herein. Reference is made to the "Index to Financial statements and Financial Statement Schedule" on page 34.

ITEM 9. Changes in the Disagreements with Accountants on Accounting and Financial Disclosures

      None

                     PART III

ITEM 10. Directors and Executive Officers of the Registrant
     The information required by this item is incorporated by reference from the information under the caption "Management" contained in the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1996 in connection with the solicitation of proxies for the Company's 1996 Annual Meeting of Stockholders scheduled to be held on or about June 24, 1996 (the "Proxy Statement").

ITEM 11. Executive Compensation
     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
     The information required by this item is incorporated by reference to the information under the captions "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" contained in the Proxy Statement.

                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2)Financial Statements and Schedules - See index to financial statements and financial statement schedule on page 34 of this Annual Report.

(a)(3)   Exhibits - See exhibit index below.

(b) The Company has not filed any reports on Form 8K during the year ended December 31, 1996.

(c) The following exhibits were filed with the Securities and Exchange Commission as exhibits to the Company's Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference. Exhibits marked with a star are filed herewith:

EXHIBIT NO.                 DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended, along with Certificates of Designations, Rights and Preferences of Series Al, A2, B and C Preferred Stock.
3.2        By-laws of Registrant, as amended
4.1        Specimen certificate representing Registrant's Common Stock
4.2        Form of Class A Redeemable Warrant Certificate
4.3        Form of Underwriter's Unit Option Purchase Agreement
4.4        Form of Class A Redeemable Warrant Agreement with Continental
           Stock Transfer and Trust Company
10.1       Registration Rights Agreement, dated as of May 9, 1989
10.2       Subordination Agreement, dated as of September 18, 1992
10.3 Series Al and Series A2 Preferred Stock Purchase Agreement, dated as of January 22, 1991
10.4 Sixth Amendment Agreement, dated as of March 31, 1994, amending the Series Al and Series A2 Preferred Stock Purchase Agreement
10.5 Seventh Amendment Agreement, dated as of January 1, 1995, amending the Series A1 and Series A2 Preferred Stock Purchase Agreement
10.6 Form of Series C Preferred Stock Subscription Agreement, dated as of June 22, 1993
10.7       Form of Series C Debt Subscription Agreement, dated as of June 30,
           1993
10.8 Form of Note issued with respect to Series C Debt Subscription Agreement, dated as of June 30,1993
10.9 Form of Warrant issued with respect to Series C Debt Subscription Agreement, dated as of June 3, 1993
10.10      Cohn Restructuring Agreement, dated as of March 31, 1994
10.11 Form of Warrant issued with respect to Cohn Restructuring Agreement, dated as of March 31, 1994.
10.12 Note issued with respect to Cohn Restructuring Agreement, dated as of March 31, 1994
10.13 Letter Agreement, dated April 14, 1994 between the Registrant and Maryann Charlap and Promissory Note
10.14 Letter Agreement, dated July 13, 1994 between Bridge Ventures, Inc. and the Registrant
10.15 Letter Agreement, dated September 20, 1994 between Maryann Charlap and Lloyd DeVos
10.16 Letter Agreement, dated November 1, 1994 among the Registrant, Bridge Ventures, Inc. and Myron Cherry
10.17      Form of Bridge Loan Agreement and Promissory Note
10.18      [Intentionally left blank]
10.19 Form of Registration Rights Agreement issued pursuant to 1994 Common Stock Financing Subscription Agreement
10.20 Form of Proxy issued pursuant to 1994 Common Stock Financing Subscription Agreement
10.21 Standby Financing Agreement, dated June 2, 1995, as amended September 20, 1995
10.22      Tish/Tsai Entities Stock Pledge Agreement, dated February 28, 1995
10.23      Tish/Tsai Entities Settlement Agreement, dated February 28, 1995
10.24      Form of Promissory Note with Tisch/Tsai Entities
10.25      Form of Warrant with Tisch/Tsai Entities
10.26 Letter Agreement, dated May 4, 1995 between the Registrant and Gerald Brauser
10.27      Brauser Note, dated May 2, 1995
10.28      1990 Stock Option Plan
10.29      1992 Stock Option Plan
10.30      1993 Employee Stock Purchase Plan
10.31      Form of Confidentiality, Invention and Non-Compete Agreement
10.32      Form of Clinical Research Agreement
10.33      Form of Collaboration Agreement
10.34 Employment Agreement by and between the Registrant and John R. Rapoza, dated May 18, 1992
10.35 Employment Agreement by and between the Registrant and James R. Owen, dated September 21, 1992
10.36 Amended and Restated Employment Agreement by and between the Registrant and Dr. William A. Carter, dated as of July 1, 1993
10.37 Employment Agreement by and between the Registrant and Harris Freedman, dated August 1, 1994
10.38 Employment Agreement by and between the Registrant and Sharon Will, dated August 1, 1994
10.39 License Agreement by and between the Registrant and The Johns Hopkins University, dated December 31, 1980
10.40 Technology Transfer, Patent License and Supply Agreement by and between the Registrant, Pharmacia LKB Biotechnology Inc., Pharmacia P-L Biochemicals Inc. and E.I. du Pont de Nemours and Company, dated November 24, 1987
10.41 Pharmaceutical Use Agreement, by and between the Registrant and Temple University, dated August 3, 1988
10.42 Assignment and Research Support Agreement by and between the Registrant, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989
10.43 Lease Agreement between the Registrant and Red Gate m Limited Partnership, dated November 1, 1989, relating to the Registrant's Rockville, Maryland facility
10.44 Fee Agreement between the Registrant and Choate, Hall & Stewart, dated January 27, 1993
10.45 Settlement and Release Agreement between the Registrant and Lloyd DeVos, dated August 18, 1994
10.46      Agreement between the Registrant and Bioclones (Proprietary) Limited
10.47      Licensing Agreement with Core BioTech Corp.
10.48      Licensing Agreement with BioPro Corp.
10.49      Licensing Agreement with BioAegean Corp.
10.50      Letter Agreement, dated May 12, 1992, between the Registrant and
           Dr. Werner E.G. Muller
10.51      Amendment, dated August 3, 1995, to Agreement between the
           Registrant and Bioclones (Proprietary) Limited (contained in Exhibit (10.46)
1O.52 Agreement, dated July 16, 1995, between the Registrant, Vernacular Communications, Inc, Gerard Souham, Mitchell L Reisman, Craig S. O'Keefe and Robert C. Conaboy
10.53      Agreement, dated June 27,1995, between the Registrant and The Sage
           Group
10.54      Form of Indemnification Agreement
10.55 Agreement, dated September 13, 1995, between the Registrant and Rivex Pharma Inc.
21         Subsidiaries of the Registrant

(d) Financial Statement Schedules required by this Item are identified on page 34 of this Annual Report.

                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HEMISPHERx BIOPHARMA, INC.

                           /s/ William Carter, M.D.
                      By: -------------------------
                        William A. Carter, M.D.
                        Chief Executive Officer


March 31, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ WIlliam A Carter          Chairman of the Board, Chief    March 14, 1997
-------------------------     Executive Officer and Director
William A. Carter



/s/ Peter Rodino III          Secretary and Director          March 17, 1997
------------------------
Peter Rodino, III



/s/ Cedric C.Philipp          Director                        March 19, 1997
------------------------
Cedric C. Philipp


/s/ Richard Piani             Director                        March 18, 1997
------------------------
Richard Piani


                              Director                        March __, 1997
------------------------
E. Gerald Kay


/s/ R. Douglas Hulse          Chief Operating Officer         March 18, 1997
------------------------
R. Douglas Hulse


/s/ Robert E. Peterson        Chief Financial Officer         March 14, 1997
------------------------
Robert E. Peterson

                 HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                  Index to Consolidated Financial Statements




                                                             Page

Independent Auditors' Report. . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets at December 31, 1995 and 1996 . . F-3

Consolidated Statements of Operations for each of the years
in the three-year period ended December 31, 1996              F-4

Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1996 F-5

Consolidated Statements of Cash Flows for each of the years
in the three-year period ended December 31, 1996              F-6

Notes to Consolidated Financial Statements                    F-8

Independent Auditors' Report




The Board of Directors and Stockholders
Hemispherx BioPharma, Inc.:

          We have audited the accompanying consolidated balance sheets of Hemispherx BioPharma, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx BioPharma, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP


February 14,1997
Philadelphia, Pennsylvania

       36        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                         December 31, 1995 and 1996

                                             December 31,
                                       -------------------------
                                          1995            1996
                                        -------          -------
           ASSETS
Current assets:
 Cash and cash equivalents. . . . .  $11,291,167       $5,279,429
 Prepaid expenses and
   other current assets (Note 11) .       62,742          105,341
                                     -----------       ----------
   Total current assets. . . . . .    11,353,909        5,384,770
Property and equipment, net . . . .       53,953           83,475
Patent and trademarks rights, net .    1,245,092        1,502,816
Security deposits . . . . . . . . .       46,564           28,323
                                     -----------       ----------
   Total assets. . . . . . . . . .   $12,699,518      $ 6,999,384
                                     ===========       ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable . . . . . . . . .  $ 1,095,637      $   598,078
 Accrued expenses (Note 5). . . . .    2,263,096          548,312
 Notes payable (Note 3) . . . . . .    4,920,000               --
                                     -----------       ----------
    Total current liabilities . . .    8,278,733        1,146,390




Commitments and contingencies
 (Notes 3, 6, 8, 9, 10, 11, 12 and 14)

Stockholders' equity
 (Notes  6 and 7):
  Preferred stock . . . . . . . . .           --               50
  Common stock. . . . . . . . . . .        15,581          16,160
  Additional paid-in capital. . . .    47,949,530      54,080,171
  Accumulated deficit . . . . . . .   (43,544,326)    (48,243,387)
                                     ------------     -----------
    Total stockholders' equity. . .     4,420,785       5,852,994
                                     ------------     -----------
    Total liabilities and
     stockholders' equity. . .        $12,699,518     $ 6,999,384
                                     ============     ===========

     See accompanying notes to consolidated financial statements.

       37        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
    For each of the years in the three-year period ended December 31, 1996

                                                December 31,
                                        ---------------------------
                                       1994         1995         1996
                                     -------      -------       ------
Revenues:
 Research and development . . . . $   75,758  $     65,910   $   32,044
 License fees . . . . . . . . . .    100,000     2,900,000           --
                                    --------     ---------   ----------
    Total revenues. . . . . . . .    175,758     2,965,910       32,044
Costs and expenses:
 Research and development . . . .  1,637,769     1,028,662    1,902,327
 General and
     administrative (Notes 10 )    2,617,762     2,880,443    3,023,590
                                   ---------     ---------   ----------
    Total cost and expenses . . .  4,255,531     3,909,105    4,925,917
Debt conversion expense . . . . .    (10,500)     (149,384)          --
Interest income . . . . . . . . .     25,091        95,887      339,384
Interest expense (Note 14). . . . (1,067,869)     (843,148)          --
                                   ---------     ---------    ---------
    Net loss. . . . . . . . . . .$(5,133,051)  $(1,839,840) $(4,554,489)
                                   =========     =========    =========
Pro forma net loss per share (Note 2(e)):
  Pro forma weighted average shares
   outstanding. . . . . . . . . . 11,536,276    14,199,701   15,718,136
                                  ==========    ==========   ==========
    Pro forma net loss per share. $     (.44)   $     (.13) $      (.29)
                                  ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

       38             HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity(Deficit)
        For each of the years in the three-year period ended December 31, 1996

                                      Preferred   Common
                                        Stock     Stock    Preferred   Common
                                     subscribed subscribed   stock     stock
                                       shares     shares    shares     shares
                                     ---------  --------- ---------  ----------
Balance at December 31, 1993. . . .   517,512     28,026   810,029    5,133,986
 Preferred stock subscribed . . . .   130,000         --        --           --
 Debt to preferred/common
  stock conversion. . . . . . . . .     3,600    300,000        --        2,770
 Redeemable preferred stock
  dividend. . . . . . . . . . . . .        --         --        --           --
 Warrants issued in connection
  with imputed and forgiven in-
  terest charges. . . . . . . . . .        --         --        --           --
 Issuance of stock purchase war-
  rants, net. . . . . . . . . . . .        --         --        --           --
Common stock subscribed . . . . . .        --  1,750,000        --           --
Stock options exercised . . . . . .        --      4,926        --           --
Net loss  . . . . . . . . . . . . .        --         --        --           --
                                     ---------  --------- ---------  ----------
Balance at December 31, 1994. . . .   651,112  2,082,952   810,029    5,136,756
 Redeemable preferred stock
  dividend  . . . . . . . . . . . .        --         --        --           --
 Debt to preferred stock
  dividend  . . . . . . . . . . . .        --         --   172,414           --
 Warrants issued in connection
  with imputed and forgiven
  interest charges  . . . . . . . .        --         --        --           --
Preferred stock subscribed. . . . .    10,000         --        --           --
Debt to common stock
  conversion  . . . . . . . . . . .        --    100,000        --           --
Issuance of common stock
  certificates  . . . . . . . . . .        -- (2,182,952)       --    2,182,952
Issuance of Preferred Stock
  certificates  . . . . . . . . . .  (626,112)        --   626,112           --
Convert Redeemable to Common. . . .        --         --        --      343,879
Convert Preferred to Common . . . .  ( 35,000)        --(1,608,555)   1,807,088
Issuance of Common Stock,
  net of issuance cost. . . . . . .        --         --        --    5,313,000
Warrants Exercised. . . . . . . . .        --         --        --      797,917
Net Loss. . . . . . . . . . . . . .        --         --        --           --
                                     ---------  --------- ---------  ----------
Balance at December 31, 1995. . . .        --         --        --   15,581,592
Warrants Exercised .. . . . . . . .        --         --        --      202,083
Preferred Stock Issued. . . . . . .        --         --     6,000           --
Preferred Stock Converted . . . . .        --         --    (1,000)     376,530
Stock Option Compensation . . . . .        --         --        --           --
Net loss. . . . . . . . . . . . . .        --         --        --           --
Preferred Dividends . . . . . . . .        --         --        --           --
                                    ----------  --------- ---------  ----------
Balance at December 31, 1996  . . .        --         --     5,000   16,160,205
                                    ==========  ========= =========  ==========

See accompanying notes to consolidated financial statements.

       39             HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity(Deficit)-CONTINUED For each of the years in the three-year period ended December 31, 1996

                                                                     "C" Common stock
                                                                   ----------------------               Common
                                    Preferred   Common               .001    Additional                 stock          Total
                                      Stock     Stock    Preferred    Par      paid-in    Accumulated subscriptions Stockholder's
                                   subscribed subscribed   stock     value     captal       deficit    receivable  equity(deficit)
                                   ---------- ---------- ---------   -----    --------      -------    ----------  ---------------
Balance at December 31, 1993. . .  $4,093,733   $30,227 $7.200.017    $5,133 $13,663,169 $(36,571,435)          --  $(11,579,156)
 Preferred stock subscribed . . .     650,000        --         --        --          --           --           --       650,000
 Debt to preferred/common
  stock conversion. . . . . . . .      28,500   150,000         --         3       1,382           --           --       179,885
 Redeemable preferred stock
  dividend. . . . . . . . . . . .          --        --         --        --    (372,552)          --           --      (372,552)
 Warrants issued in connection
  with imputed and forgiven in-
  terest charges. . . . . . . . .          --        --         --        --     631,583           --           --       631,583
 Issuance of stock purchase war-
  rants, net. . . . . . . . . . .          --        --         --        --     112,500           --           --       112,500
Common stock subscribed . . . . .          --   875,000         --        --          --           --           --       875,000
Stock options exercised . . . . .          --     6,104         --        --          --           --           --         6,104
Net loss  . . . . . . . . . . . .          --        --         --        --          --   (5,133,051)          --    (5,133,051)
                                   ---------- ---------  --------- ---------   ---------  -----------  -----------  ------------
Balance at December 31, 1994. . .   4,772,233 1,061,331  7,200,017     5,136  14,036,082  (41,704,486)          --   (14,629,687)
 Redeemable preferred stoc
  dividend  . . . . . . . . . . .          --        --         --        --    (314,873)          --           --      (314,873)
 Debt to preferred stock
  dividend  . . . . . . . . . . .          --        --    749,383        --          --           --           --       749,383
 Warrants issued in connection
  with imputed and forgiven
  interest charges  . . . . . . .          --        --         --        --     572,681           --           --       572,681
Preferred stock subscribed. . . .      50,000        --         --        --          --           --           --        50,000
Debt to common stock
  conversion  . . . . . . . . . .          --    50,000         --        --          --           --           --        50,000
Issuance of common stock
  certificates  . . . . . . . . .          --(1,111,331)        --     2,183   1,109,148           --           --            --
Issuance of Preferred Stock
  certificates  . . . . . . . . .  (4,472,233)       --  4,472,233        --          --           --           --            --
Convert Redeemable to Common. . .          --        --         --       344   3,552,863           --           --     3,553,207
Convert Preferred to Common . . .    (350,000)       --(12,421,633)    1,807  12,769,826           --           --            --
Issuance of Common Stock,
  net of issuance cost. . . . . .          --        --         --     5,313  15,825,644           --           --    15,830,957
Warrants Exercised. . . . . . . .          --        --         --       798     398,159           --           --       398,957
Net Loss. . . . . . . . . . . . .          --        --         --        --          --   (1,839,840)          --    (1,839,840)
Balance at December 31, 1995. . .          --        --         --    15,581  47,949,530  (43,544,326)          --     4,420,785
Warrants Exercised .. . . . . . .          --        --         --       202     100,839           --           --       101,041
Preferred Stock Issued. . . . . .          --        --         60        --   5,395,825           --           --     5,395,885
Preferred Stock Converted . . . .          --        --        (10)      377        (367)          --           --            --
Stock Option Compensation . . . .          --        --         --        --     634,344           --           --       634,344
Net loss. . . . . . . . . . . . .          --        --         --        --          --   (4,554,489)          --    (4,554,489)
Preferred Dividends . . . . . . .          --        --         --        --          --     (144,572)          --      (144,572)
                                    ----------  --------- ---------  --------  ---------  -----------   ----------   -----------
Balance at December 31, 1996  . .         --         --         50    16,160 $54,080,171 $(48,243,387)          --  $  5,852,994
                                    ==========  ========= =========  ========  =========  ===========   ==========   ===========


See accompanying notes to consolidated financial statements.

       40        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
     for each of the years in the three-year period ended December 31, 1996
              Increase (Decrease) in Cash and Cash Equivalents

                                                        December 31,
                                              -----------------------------
                                              1994         1995        1996
                                             ------       ------      ------

Cash flows from operating activities:
 Net loss . . . . . . . . . . . . . .    $(5,133,051) $(1,839,840) $(4,554,489)

 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation of property
   and equipment. . . . . . . . . . .        115,061       54,000       56,958
  Amortization of patent rights . . .        256,341      222,000       90,935
  Issuance of stock purchase warrants        112,500           --           --
  Imputed interest charges. . . . . .        150,000       41,360           --
  Debt conversion expense . . . . . .         10,500      149,384           --
  Write-off of patent rights. . . . .        285,190      100,017       41,156
  Stock option compensation expense .             --           --      634,344
  Gain on disposal of property and equipment  17,197           --           --
  Changes in assets and liabilities:
   Prepaid expenses and other current assets  (1,506)     (59,985)     (42,599)
   Accounts payable . . . . . . . . .        661,732   (1,156,084)    (497,559)
   Accrued expenses . . . . . . . . .      1,565,450      547,561   (1,844,893)
   Security deposits. . . . . . . . .          8,441        2,368       18,241
                                          ----------   ----------   ----------
    Net cash used in
      operating activities. . . . . .     (1,952,145)  (1,939,219)  (6,097,906)
                                          ----------   ----------   ----------
Cash flows from investing activities:
 Purchase of property and equipment .        (40,000)      (3,625)     (86,480)
 Proceeds from disposal of
   property and equipment . . . . . .         11,000           --           --
 Additions to patent rights . . . . .       (351,470)    (132,689)    (389,815)
                                          ----------   ----------   ----------
      Net cash used in investing
                       activities . .    $  (380,470)  $ (136,314)  $ (476,295)
                                          ----------   ----------   ----------

                 (CONTINUED)

See accompanying notes to consolidated financial statements.

       41          HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)

                                                        December 31,
                                              ----------------------------
                                              1994         1995       1996
                                             -----         ----       ----

Cash flows from financing activities:
 Proceeds from issuance of
             preferred stock. . . . .     $     --     $       -- $ 5,395,885
 Proceeds from shareholder loans. . .      925,910         35,000          --
 Proceeds from notes payable. . . . .       35,000      1,762,000          --
 Payments on notes payable. . . . . .      (80,000)    (1,837,000)         --
 Payments on stockholder notes. . . .      (10,000)    (2,860,911) (4,920,000)
 Principal payments under capital
                  lease obligation. .       (6,923)      (23,308)          --
 Common stock subscription proceeds .      875,000            --           --
 Preferred stock subscription
                       proceeds . . .      650,000            --           --
 Proceeds from issuance of
                    common stock. . .                 18,595,000           --
 Stock issuance costs . . . . . . . .           --    (2,764,043)          --
 Proceeds from exercise of
                    stock warrants. .           --       398,957      101,040
 Dividends paid on preferred stock. .           --            --      (14,463)
                                         ---------    ----------    ---------
     Net cash provided by
      financing activities. . . . . .    2,388,987    13,305,695      562,463
                                         ---------    ----------    ---------
     Net increase (decrease) in cash and
      cash equivalents. . . . . . . .       56,372    11,230,162   (6,011,738)
Cash and cash equivalents at
             beginning of period. . .        4,633        61,005   11,291,167
                                         ---------    ----------   ----------
Cash and cash equivalents
                   at end of period .    $  61,005   $11,291,167  $ 5,279,429
                                         =========    ==========   ==========
Supplemental disclosures of cash flow information:
 Cash paid during the year
                    for interest. . .    $     --    $   186,503  $     3,999
                                         =========    ==========   ==========

Supplemental disclosure of noncash investing activities:
 Debt to equity conversion. . . . . .    $ 100,000   $   799,383  $        --
 Accounts payable and accrued expenses to
  equity conversion . . . . . . . . .       74,104        50,000           --
 Forgiveness of interest. . . . . . .      458,333        572,681          --
 Preferred stock to equity conversion. . $      --   $  3,238,334 $   899,314

See accompanying notes to consolidated financial statements.

       42       HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995 AND 1996

(1) Business
Hemispherx BioPharma, Inc. and subsidiaries (the Company), formerly known as HEM Pharmaceuticals Corp., is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The Company's drug technology uses specially-configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen, is in human clinical development for various therapeutic indications. The efficacy and safety of Ampligen is being developed clinically for three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome (ME/CFS) (Phase II clinical trial completed and Phase II/III clinical trial authorized); human immunodeficiency virus associated disorders (Phase II clinical trial); and chronic hepatitis B virus infection (Phase I/II clinical trial in process). The Company also has clinical experience with Ampligen in patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma.

The consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its three wholly-owned subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp. which were incorporated in September 1994 for the purpose of developing technology for ultimate sale into certain non-pharmaceutical specialty consumer markets. All significant intercompany balances and transactions have been eliminated in consolidation.

In November, 1995, the Company completed an initial public offering (IPO) of 5,313,000 units of Hemispherx BioPharma, Inc. resulting in net proceeds of approximately $15.8 million. Each unit consists of one share of the Company's Common Stock and one Class A Redeemable Warrant, exercisable for one share of Common Stock at $4.00 per share. These Class A Redeemable Warrants are subject to redemption two years from November 2, 1995 at $.05 per warrant in the event that the closing bid price of the Company's Common Stock exceeds $9.00 for a specified time period. In connection with the IPO, the underwriter was granted an option to purchase 462,000 units at $5.775 per unit.

The accompanying consolidated financial statements have been prepared on a going concern basis which assumes the continuity of operations and the realization of assets and liabilities in the ordinary course of business.

Since 1987, the Company has incurred substantial operating losses and could incur losses over the next several years. The Company's cash requirements have exceeded its resources due to its expenditures for research and development, obtaining regulatory approvals, fees and expenses to prosecute and maintain its patent estate, fees and expenses related to the initial public offering ("IPO") and various general and administrative expenses. The Company's ability to achieve profitable operations is dependent on successfully developing products, obtaining regulatory approvals on a timely basis and making the transition from a research and development firm to an organization producing commercial products or entering into agreements for product commercializations. The Company will need to produce income from cost recovery clinical trials in Canada and Belgium and raise funds through equity or debt financings, collaborative arrangements with corporate partners, off-balance sheet financing or from other sources. The Company's ability to raise additional capital or increase income from cost recovery programs will be a factor in the Company's successful development of it's products. In the event that the proceeds from the cost recovery clinical trials are delayed or that additional financing is not available in 1997, the Company believes that it can restructure operations to minimize cash expenditures, locate

<PAGE 43         HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

a partner to share development costs and maintain the operation and protect the value of its various patent rights.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash equivalents consist of money market, bank certificates of deposit, and overnight repurchase agreements collateralized by money market securities with original maturities of less than three months, with both a cost and fair value of $11,291,167 and $5,279,429 at December 31, 1995 and 1996,
respectively.

(b) Property and Equipment

Property and equipment consist of furniture, fixtures, office equipment, leasehold improvements and vehicles recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to seven years.

Property and equipment held under capital leases are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Accumulated depreciation and amortization as of December 31, 1995 and 1996 is $545,956 and $602,914, respectively.

(c) Patent and Trademark Rights

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over ten years. The Company reviews its patents and trademarks periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash flow basis to support the realizability of its respective capitalized cost. In addition, management's review addresses whether the patent and trademark continues to fit into the Company's strategic business plans. During the years ended December 31, 1995 and 1996, the Company decided not to renew patents in certain countries and has recorded $100,017 and $41,156 respectively, relating to the expense of writing off these patents as a charge to research and development. Accumulated amortization as of December 31, 1995 and 1996 is $903,769 and $795,117, respectively. In addition the Company wroteoff $240,743 of fully amortized patents and trademarks during 1996.

       44        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

(d) Revenue

Revenue is recognized immediately for nonrefundable license fees when agreement terms require no additional performance on the part of the Company. Revenue from research and development is recognized when earned.

(e) Proforma Net Loss Per Share

Upon the closing of the IPO of common stock, all shares of Series A, B and C Preferred Stock (Preferred Stock) converted into Common Stock. Proforma net loss per share for the years ended December 31, 1994 and 1995 are calculated by dividing net loss by the weighted average number of common shares outstanding during the period after giving effect for Common Stock equivalents arising from stock options and warrants and Preferred Stock assumed converted to Common Stock. Pursuant to the requirements of the Securities and Exchange Commission, Common Stock and Common Stock equivalents issued by the Company during the twelve months immediately preceding the IPO have been included in the calculation of the shares used in the calculation of pro forma net loss per share (using the treasury stock method and the public offering price). The following table sets forth the calculation of the total number of shares used in the computation of pro forma net loss per share.

                                           Year ended December 31,

                                           -----------------------
                                          1994       1995       1996
                                          ----       ----       ----

 Weighted average common
               shares outstanding      9,475,642  10,341,163  15,718,136


 Incremental shares assumed to be
outstanding related to common stock,
stock options and warrants granted
and convertible preferred stock
based on the treasury stock
method.                                2,060,634   3,858,538          --
                                      ----------  ----------   ---------
Weighted average common and common
stock   equivalent shares used in
computation of proforma net loss  per
common share                          11,536,276  14,199,701  15,718,136
                                      ==========  ==========  ==========
(f) Accounting for Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

       45        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

(g) Sales of Subsidiary Stock

The Company intends to account for any sales of its subsidiaries' stock as capital transactions. However, as of December 31, 1995 and 1996, the Company owned 100% of each subsidiaries stock.

(h) New Accounting Pronouncements

The Company adopted the provisions of FASB No. 121, "Accounting for the impairment of Long-Term Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

On January 1, 1996, the Company also adopted FASB No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FASB No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in FASB No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FASB No. 123.

(i) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(3) Notes Payable

        Notes payable at December 31, 1995 consisted of a February, 1992 convertible note with detachable warrants due February 26, 1995, interest payable quarterly at 12% per annum, as amended, in the amount of $4,920,000. This note was paid in 1996 (Note 14).

       46        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

(4) Stock-Based Compensation

In 1996, the Company granted 350,000 stock purchase warrants to certain key employees in recognition of services performed and services to be performed. The per share weighted average fair value of the stock purchase warrants granted during 1996 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero, risk free interest rate of 6.02%, volatility 39.71%, and an expected life of two years.

The Company applies APB Opinion No. 25 in accounting for stock-based compensa-tion of its employees and, accordingly, no compensation cost has been recognized for stock purchase warrants issued to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation of its employees the Company's net loss would have been increased to the pro forma amount indicated below:
                                                     1996
                                                     ----
           Net loss            As reported       $(4,554,489)
                               Pro forma          (4,782,722)

There was no stock-based compensation for employees in 1994 and 1995.

(5) Accrued Expenses

Accrued expenses at December 31, 1995 and 1996  consists of the following:

                                                    December 31,
                                                   -------------
                                                  1995       1996
                                                  ----       ----
Deferred rent . . . . . . . . . . .          $  228,189   $      --
Accrued payroll and benefits. . . .             144,047     126,296
Accrued interest (Note 14). . . . .             898,733          --
Accrued professional fees (Note 14). . . .      727,996     162,719
Accrued taxes, dividends,  and other . . .      264,131     259,297
                                              ---------    --------
                                             $2,263,096   $ 548,312
                                              =========    ========
(6) Stockholders' Equity
(a) Common Stock

The Company is authorized to issue 50,000,000 shares of $.001 par value Common Stock. The Company declared a 1:2.17015 reverse stock split and change in par value from the original $.01 par value to $.001 on shares of the Company's Common Stock effective June 29, 1994. On November 30, 1994, the Company effected a 2:1 forward stock split. On June 5, 1995 the Company changed its name to Hemispherx BioPharma, Inc.

The accompanying consolidated financial statements reflect for all periods presented the effect of the 1:2.17015 reverse stock split, 2:1 forward stock split, and a change in par value to $.001 per common share.

       47        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

(b) Common Stock Options and Warrants

     (i) Stock Options

The 1990 Stock Option Plan provides for the grant of options to purchase up to 460,798 shares of the Company's Common Stock to employees, directors, and officers of the Company and to consultants, advisors, and other persons whose contributions are important to the success of the Company. The recipients of options granted under the 1990 Stock Option Plan, the number of shares to be converted by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the Company's board of directors or, if delegated by the board, its Compensation Committee. No option is exercisable more than 10 years and one month from the date as of which an option agreement is executed. These shares become vested through various periods not to exceed four years from the date of grant. Certain shares become vested upon the underwritten public offering concluded by the Company in November, 1995. The option price represents the fair market value of each underlying share of Common Stock at the date of grant, as determined by the Company's board of directors.

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

                                                          December 31
                                                         --------------
                                             Option
                                              price     1995       1996

Outstanding, beginning of year. . .        $ .11-4.34  285,620    232,830
Granted . . . . . . . . . . . . . .         3.50-4.34        0      2,123
Canceled. . . . . . . . . . . . . .          .11-4.34  (52,790)         0
                                           ----------  -------    -------
Outstanding, end of year. . . . . .        $1.07-4.34  232,830    234,953
                                           ==========  =======    =======
Exercisable . . . . . . . . . . . .                    165,244    215,161
                                                       =======    =======
Exercised in prior years. . . . . .                    (10,576)   (10,576)
                                                       =======    =======
Available for future grants . . . .                    217,392    215,269
                                                       =======    =======
The outstanding options include the right to purchase 45,344 shares of the Company's Common Stock at $3.50 per share.

In December 1992, the Board of Directors approved the 1992 Stock Option Plan (the 1992 Stock Option Plan) which provides for the grant of options to purchase up to 92,160 shares of the Company's Common Stock to employees, directors, and officers of the Company and to consultants, advisers, and other persons whose contributions are important to the success of the Company. The recipients of the options granted under the 1992 Stock Option Plan, the number of shares to be covered by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the Company's board of directors. No option is exercisable more than 10 years and one month from the date as of which an option agreement is executed. To date, no options have been granted under the 1992 Stock Option Plan.

The Company's 1993 Employee Stock Purchase Plan (the 1993 Purchase Plan) was approved by the board of directors in July 1993. The outline of the 1993 Purchase Plan provides for the issuance, subject to adjustment for capital changes, of an aggregate of 138,240 shares of Common Stock to employees.

       48        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

The 1993 Purchase Plan will be administered by the Compensation Committee of the board of directors. Under the 1993 Purchase Plan, Company employees will be eligible to participate in semi-annual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price for such shares will be equal to the lower of 85% of the fair market value of such shares on the date of grant or 85% of its fair market value of such shares on the date such right is exercised. There have been no offerings under the 1993 Purchase Plan to date and no shares of Common Stock have been issued thereunder.

(ii) Warrants

The warrants outstanding at December 31, 1996, related to the issuance of former notes payable and shareholder notes payable (Note 3) which were exercisable in either Common Stock, Series B or Series C Preferred Stock and subject to certain antidilution adjustments. Upon completion of the IPO, these warrants became exercisable only in Common Stock.

                                            Common Stock
                                        --------------------
                                        Exercise   Number of
                                         Price      Shares       Expiration
Notes payable:                          --------   ---------     ----------

 February 1992                                                    5 years
 convertible note (see Note 14) . . .$10.85          119,807        from
    "         "          "      . .  $2.00           160,000     IPO date
Stockholders notes:
 Stockholders . . .                  $3.50           292,160     Oct. 1999
 Stockholder. . . .                  $3.50           300,000     Oct. 1999
 Stockholders . . .                  $3.50            35,830     Dec. 1997
 Stockholders . . .                  $2.00           144,000     Dec. 1997
 Stockholder. . . .                  $1.75            75,000     Mar. 2000
 Stockholder. . . .                  $3.50            10,000     Mar. 1999
                                                   ---------
                 Subtotal:                         1,136,797
                                                   =========
(iii) Other Warrants

In addition, the Company has issued other warrants outstanding - totalling 14,184,000 which consists of the following:

In November, 1994, the Company granted Rule 701 Warrants to purchase an aggregate of 2,080,000 shares of Common Stock to certain officers and directors. These Warrants are exercisable at $3.50 per share and, if not exercised, expire in September, 1999.

From February through April 1995, the Company executed Bridge Loan Agreements and promissory notes with 17 accredited lenders totaling $1,500,000. These notes required interest at 8% per annum and were paid on the closing date of the IPO. Interest has been imputed at 12% and is recognized as interest expense and additional paid in capital in 1995 to reflect the issuance of additional warrants to reflect the reduction in interest. Such agreements also included various affirmative and negative

       49        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

covenants. As additional consideration, the lenders had options to purchase 1,000,000 bridge units issuable upon the effective date of the IPO at an exercise price of $.50 for a period of five years. Management believes these sales are a good measure of fair value because they represent the only notable third-party sales of Common Stock in 1994 and 1995, prior to the IPO. Such exercise price is estimated to be at fair market value at the date of issuance based on the then recent sales of securities to third-parties. Each bridge unit consists of one share of Common Stock and one Class A Redeemable Common Stock Purchase Warrant exercisable at $4.00 per share. 797,917 units were exercised in 1995 and 202,083 were exercised in 1996 at $.50 per unitt.

in May, 1995, the Company and certain officers, directors and shareholders entered into a standby finance agreement pursuant to which the parties agreed to provide an aggregate of $5,500,000 in financing to the Company during 1995 in the event that existing and additional financing was insufficient to cover the cash needs of the Company through December 31, 1995. In exchange, the Company issued warrants to purchase an aggregate of 2,750,000 shares of Common Stock at $1.75 per share to the parties. In September, 1995, the parties to this standby agreement agreed to extend their obligations through December 31, 1996.

In June 1995, the Company entered into an agreement with The Sage Group whereby, in return for identifying certain distribution partners, The Sage Group will receive certain percentages of the proceeds from the first distribution agreement arising from such identification. In addition, the Company will pay to The Sage Group a monthly retainer and has given warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.75 share. In May, 1996, additional warrants to purchase 140,000 shares of Common Stock were issued at an exercise price of $3.50.

In connection with the IPO completed on November 7, 1995, the Company sold 5,313,000 units. Each unit consisted of one share of common stock and one Class A Redeemable Warrant exercisable at $4.00 per share.

Also, as part of the underwriting agreement, the underwriter received warrants to purchase 462,000 shares of common stock at $5.775 per share as well as 462,000 Class A Redeemable Warrants to purchase common stock at $6.60 per share.

These warrants expire five years from the date of the IPO.

1,877,000 warrants have been granted to other parties, stockholders and employees for services performed. These warrants are exercisable at rates of $2.50 to $4.00 per warrant.

      (iv) Subsidiary Warrants

In May 1995, the officers and directors of BioAegean Corp. were elected and approved. The board of directors approved the issuance of 6,000,000 shares of Common Stock, of which 1,000,000 shares are to be offered for sale to certain investors at $1.00 per share. In addition, the directors approved options for directors and officers totaling 1,200,000 shares at an exercise price of $1.00. In consideration for licensing certain patents, the board authorized 1,000,000 shares of common stock to be issued to Hemispherx BioPharma, Inc., options for an additional 1,000,000 shares of common stock at the lesser of the initial public offering price of BioAgean Corp. or $5.00 per share and 10,000 shares of Preferred stock to Hemispherx BioPharma, Inc. Only the common stock shares of Hemispherx BioPharma, Inc have been issued as of December 31, 1995 and 1996.

       50        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

The Company has granted certain rights to the debtholders to have their securities registered under the Act. The Company believes the warrants have a value which is not material for purposes of the financial statements and accordingly, no value has been attributed to these warrants in the accompanying consolidated financial statements.

(7) Series D Convertible Preferred Stock

On July 3, 1996 the Company issued and sold 6,000 shares of Series D Convertible Preferred Stock ("the Preferred Stock") at $1,000 per share for an aggregate total of $6,000,000. The proceeds, net of issuance costs, realized by the Company were $5,395,885. In addition to the issuance of the Preferred Stock, the Company issued to the buyer Warrants ("the Warrants") to purchase 100,000 shares of Common Stock at the strike price of $4.00 per share.

The Preferred Stock earns dividends at the rate of $50 per annum per share as declared by the Board of Directors of the Corporation. The dividends are cumulative and payable quarterly commencing October 1, 1996 in cash or common stock at the election of the Company. In October, 1996, the Preferred Shareholder converted 1,000 shares of Series D Convertible Preferred stock into 376,530 shares of common stock.

On September 16, 1996 the Company's registration statement registering the common stock underlying the Preferred Stock and the Warrants was declared effective by the SEC.

(8) Research, Consulting and Supply Agreements

The Company has entered into various clinical research agreements for the purpose of undertaking clinical evaluations of the safety and efficacy of Ampligen. The Company's obligation under these agreements is primarily dependent on the number of actual patients enrolled in the study. During the years ending December 31, 1994, 1995 and 1996, the Company incurred approximately $247,000, $179,000 and $179,000 respectively, of research fees under these agreements.

     In August, 1988, the Company entered into a pharmaceutical use license agreement with Temple University (the Temple Agreement). In July, 1994, Temple terminated the Temple Agreement. In November, 1994, the Company filed suit against Temple in the Superior Court of the State of Delaware seeking a declaratory judgement that the agreement was unlawfully terminated by Temple and therefore remained in full force and effect. Temple filed a separate suit against the Company seeking a declaratory judgement that its agreement with the Company was properly terminated. These legal actions have now been settled. Under the settlement, the parties have entered into a new pharmaceutical use license agreement (New Temple Agreement) that is equivalent in duration and scope to the previous license. Under the terms of the New Temple Agreement, Temple granted the Company an exclusive world-wide license for the term of the agreement for the commercial sale of Oragen products using patents and related technology held by Temple, which license is exclusive except to the extent Temple is required to grant a license to any governmental agency or non-profit organization as a condition of funding for research and development of the patents and technology licensed to the Company. (Note 14).

       51        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

The Company has entered into agreements for consulting services which are performed at certain institutions and by certain individuals. The Company's obligation to fund these agreements can generally be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 1994, 1995 and 1996, the Company incurred approximately $130,000, $87,000, and $188,000 respectively, of consulting fees under these agreements.

In 1987, the Company entered into an agreement (the ``Supply Agreement'') to purchase $2.7 million of compounds used in the manufacture of Ampligen which expired in December 1992. Pursuant to the terms of the Supply Agreement, the Company agreed to pay royalties of .5% of net sales, subject to certain minimum and maximum requirements, for 5 years to the supplier of raw materials for the manufacture of Ampligen.

In September 1995, the Company entered into an agreement with Rivex Pharma Inc., (``Rivex''), pursuant to which Rivex will provide various services in connection with the marketing and exclusive distribution of Ampligen in Canada on an emergency drug release basis. Under the terms of this agreement, the Company will supply and Rivex will purchase as much Ampligen as necessary to satisfy Rivex's customers at a mutually agreed upon cost. In return, Rivex will retain the exclusive right to market and distribute Ampligen in Canada.

(9) 401(K) Plan

     In December 1995, the Company established a defined contribution plan, effective January 1, 1995, the Hemispherx BioPharma Employees 401(K) Plan and Trust Agreement (the 401(K) Plan). All full time employees of the Company are eligible to participate in the 401(K) Plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants' contributions to the 401(K) Plan may be matched by the Company at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 1995 the Company provided matching contributions to each employee for up to 6% of annual pay or $25,500. The Company also absorbed the cost of employee contributions of $25,500. In 1996 the Company provided matching contributions to each employee for up to 6% of annual pay or $31,580.

(10) Vendor Agreements

On February 20, 1996, the Company entered into an agreement to amend the lease for its principal office. For a payment of $85,000 all outstanding rent and charges accrued through December 31, 1995 were forgiven by the landlord. The term of the lease was extended through April 30, 2000 with an average rent of $14,507 per month, plus applicable taxes and charges. Note 12, leases, reflects these new terms. As result of this settlement and the amended lease the Company recorded a $318,757 credit adjustment in earnings due to the reduction in accrued and deferred rent liabilities. The credit is reflected as a reduction of general and administrative expenses.

       52        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

(11) Royalties, License, and Employment Agreements

The Company also has entered into a licensing agreement with a group of individuals and Hahnemann University relating to their contributions to the development of certain compounds, including Ampligen, and to obtain exclusive information and regulatory rights relating to these compounds. Under this agreement, the Company will pay 2% of net sales proceeds of Ampligen not to exceed an aggregate amount of $6 million per year through 2005.

As described in Note 8, the Company has agreed to pay royalties under the Temple Agreement and to its supplier of raw materials.

The Company has contractual agreements with four of its officers. The aggregate annual base compensation under these contractual agreements for 1994, 1995, 1996 is $576,000, $540,000 and $589,552 respectively. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). Pursuant to the employment agreements, certain officers were granted options under the 1990 Stock Option Plan to purchase an aggregate of 82,942 shares of the Company's Common Stock at exercise prices ranging from $2.72-$4.34 and Rule 701 Warrants to purchase 2,000,000 shares of Common Stock at $3.50 per share. One of the employment agreements provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement.

In October 1994, the Company entered into a licensing agreement with Bioclones (Propriety) Limited (SAB/Bioclones) with respect to codevelopment of various RNA drugs, including Ampligen, for a period ending three years from the expiration of the last licensed patents. The licensing agreement provides SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia) as well as the United Kingdom and Ireland (the licensed territory). In exchange for these marketing and manufacturing rights, the licensing agreement provides for: (a) a $3 million cash payment to the Company, all of which was recorded during the year ended December 31, 1995; (b) the formation and issuance to the Company of 24.9% of the capital stock of Ribotech, a company which develops and operates a new manufacturing facility by SAB/Bioclones, and (c) royalties of 6% to 8% of net sales of the licensed products in the licensed territories as defined, after the first $50 million of sales. SAB/Bioclones will be granted a right of first refusal to manufacture and supply to the Company licensed products for not less than one third of its world-wide sales of Ampligen, excluding SAB/Bioclones related sales. In addition, SAB/Bioclones will have the right of first refusal for oral vaccines in the licensed territory. Prepaid expenses and other current assets, as of December 31, 1996, includes a $47,370 receivable from Ribotech.

In October 1994, the Board of Directors granted a director of the Company the right to receive 3% of gross proceeds of any licensing fees received by the Company pursuant to the SAB licensing agreement, a fee of .75% of gross proceeds in the event that SAB makes a tender offer for all or substantially all of the Company's assets, including a merger, acquisition or related transaction, and a fee of 1% on all products manufactured by SAB. The Company may prepay in full its obligation to provide commissions within a ten year period.

On December 5, 1995, the Company retained the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (Akin, Gump) to provide general legal counsel, advise and representation with respect to various United

       53       HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

States regulatory agencies. Initially, Akin, Gump will provide representation before the Food and Drug Administration (FDA). In addition, the agreement allows for incentive payments for obtaining a letter from the FDA evidencing Ampligen's approvability for HIV disease treatment.

(12) Leases

     The Company has several noncancelable operating leases for the space in which its principal offices are located and certain office equipment. See Note 10 above.

     Future minimum lease payments under noncancelable operating leases are as follows:

Year ending                                    Operating
December 31,                                    leases
-----------                                   ---------
1997. . . . . . . . . . . . . . . . . . . . $  271,793
1998. . . . . . . . . . . . . . . . . . . .    280,413
1999. . . . . . . . . . . . . . . . . . . .    292,146
2000. . . . . . . . . . . . . . . . . . . .      91,517
                                              ---------
   Total minimum lease payments . . . . . . $  935,869
                                              =========
Rent expense charged to operations for the years ended December 31, 1994, 1995 and 1996 amounted to approximately $173,000, $289,000 and $286,000 respectively. The Company recognized rent expense on a straight-line basis over the lease term, and the difference between rent expense on a straight-line basis and the base rental was deferred and included in accrued expenses at December 31, 1995.

(13) Income Taxes

At December 31, 1996, the Company had available net operating loss carryforwards of approximately $44,600,000 for Federal and state income tax which expire over various years through 2011. In addition, for Federal income tax purposes, the Company has approximately $6,900 of unused investment and job tax credits available to offset future taxes, if any, expiring 1998 through 1999.

The expiration dates of the net operating loss carryforwards are as follows:

Expiration                                    Tax loss
date                                       carryforwards
----                                       ------------
1999. . . . . . . . . . . . . . . . . . . . $  130,974
2003. . . . . . . . . . . . . . . . . . . .  1,773,967
2004. . . . . . . . . . . . . . . . . . . .  5,402,521
2005. . . . . . . . . . . . . . . . . . . .  3,534,484
2006. . . . . . . . . . . . . . . . . . . .  8,749,039
Thereafter. . . . . . . . . . . . . . . . . 24,982,813
                                           -----------
                                           $44,573,798
                                           ===========

       54        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

If certain substantial changes in ownership should occur there would be an annual limitation on the amount of tax attribute carryforwards which can be utilized in the future.

The Company has provided a valuation allowance against all of its deferred tax assets.

(14) Contingencies

The Company was a defendant in a lawsuit instituted in 1991 by participants in a double-blind placebo-controlled clinical trial of Ampligen therapy for ME/CFS. The plaintiffs alleged that the Company or its alleged agents promised them that they would receive Ampligen after the placebo-controlled study at no cost for periods ranging from ``until marketable'' to ``for life.'' Plaintiffs sought compensatory and punitive damages. The court granted the Company's motions for summary judgment upon all claims alleged by the plaintiffs in this case. The plaintiffs have appealed from these orders before the United States Court of Appeals for the Ninth Circuit. In January 1996, the Court of Appeals denied their appeal and sustained the Company's position. On the basis of the Court of Appeals favorable decision, the Company believes the lawsuit will not have a material effect on the Company.

In February 1991, a university advised the Company of its position that employees of the university were the inventors of an issued U.S. patent regarding the use of Ampligen in combination with various other agents (in-cluding AZT) for the treatment of HIV infection. As issued, this patent names the Company's Chief Executive Officer as sole inventor and the Company as sole assignee. The university has demanded that the patent be reissued naming the university's employees as inventors and the university as assignee. The Company has refused to take such action. No formal claim has been filed by the univer-sity. If such claim were filed and if such claim were found to have merit, the loss of the patent at issue would not have a materially adverse effect on the Company's long-range business since the university would only be able to limit and/or prevent the Company's use of Ampligen in combinations with AZT in the treatment of HIV.

In August 1988, the Company entered into a pharmaceutical use license agreement with Temple University. Under the terms of the agreement, Temple granted the Company an exclusive world-wide license for the commercial sale of Oragen products using patents and related technology held by Temple until the last to expire of any related patents then or thereafter issued. In July 1994,
Temple terminated the agreement.     In November,1998, the Company filed suit
against Temple in the Superior Court of the state of Delaware seeking a declaratory judgement that the agreement was unlawfully terminated by temple and therefore remained in full force and effect. Temple filed a separate suit against the Company seeking a declaratory judgement that its agreement with the Company was properly terminated. In December, 1996, these legal actions were terminated. Under the settlement, the parties have entered into a new pharmaceutical use license agreement that is equivalent to the original agreement in duration and scope.

In March 1995, the Company instituted a declaratory judgment action against the February 1992 noteholder of a $5 million convertible note and a second defendant in the United State District Court for the Eastern District of Pennsylvania (``the Pennsylvania action'') to declare as void, set aside, and cancel the February 1992 convertible note between the Company and the noteholder (``the Note''). In addition, the noteholder instituted suit against the Company on the Note in the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida, seeking judgment on the note, plus attorneys fees, costs

       55        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        DECEMBER 31, 1995 AND 1996

and expenses; in August 1995, this action was stayed by the Florida Court pending the outcome of the Pennsylvania action. The noteholder also filed a motion for a preliminary injunction in the Pennsylvania court to enjoin the Company from disbursing the proceeds of a public offering in the amount of $5.8 million, which motion was granted in November, 1995. On February 15, 1996, the Company reached an agreement to settle this matter. Terms and conditions of the settlement include payment of $6,450,000 to the noteholder to cover the note balance and legal expenses. The noteholder and related parties are to maintain certain Warrants that were granted prior to the lawsuit. Other Warrants granted to the noteholder in the note restructuring in 1994 were relinquished. The funds under this settlement were paid on March 21, 1996 and charged to the note payable, accrued interest and accrued professional fees. Mutual releases were executed which completed the settlement of the litigation.


The Company is subject to claims and legal actions that arise in the ordinary course of their business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.

(15) Subsequent Event (Unaudited)

In March, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from this placement were used to retire the $5 million balance of Series D Convertible Stock issued in July of 1996. As a result of this transaction in 1997, the Company will incur a $1.2 million stock compensation expense, however, this will have no effect on the net equity of the company as it will be offset by an increase in additional paid-in capital.