Form 10-Q
period 1997-03-31
HEMISPHERX BIOPHARMA INC
filed 1997-05-13
CIK 946644

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

Commission File Number: 0-27072

                        HEMISPHERx BIOPHARMA, INC.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Delaware                                    52-0845822
------------------------------                    -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

1617 JFK Boulevard, Suite 660, Philadelphia, PA 19103

------------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

(215) 988-0080

------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No

16,360,205 shares of common stock issued and outstanding as of March 31, 1997.

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                December 31,    March.31,
                                                    1996          1997
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $ 5,279,429    $4,016,348
  Prepaid expenses and other current assets          105,341       141,661
                                                 -----------    ----------
    Total current assets                           5,384,770     4,158,009

  Property and equipment, net                         83,475        76,605
  Patent and trademark rights, net                 1,502,816     1,495,994
  Security deposits                                   28,323        18,323
                                                 -----------    ----------
      Total assets                               $ 6,999,384    $5,748,931
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $   598,078    $  600,030
  Accrued expenses                                   548,312       419,619
                                                 -----------    ----------
    Total current liabilities                      1,146,390     1,019,649

Commitments and contingencies
Stockholders' equity:

  Preferred stock                                         50            50
  Common stock                                        16,160        16,360
  Additional paid-in capital                      54,080,171    55,329,991
  Accumulated deficit                            (48,243,387)  (50,617,119)
                                                 -----------    ----------
    Total stockholders' equity                     5,852,994     4,729,282
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $ 6,999,384   $ 5,748,931
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       (Unaudited)
                                               For the three months ended
                                                        March 31,
                                               --------------------------

                                                  1996            1997
                                               ----------      ----------

Revenues:

 Research and development                    $    18,354      $   30,207
                                               ----------      ----------
    Total revenues                                18,354          30,207
                                               ----------      ----------

Costs and expenses:

  Research and development                       298,700         656,255
  General and administrative                     513,813       1,751,380
                                               ----------      ----------
    Total cost and expenses                      812,513       2,407,635

Interest income                                  122,400          66,194
                                               ----------      ----------
   Net loss                                   $ (671,759)    $(2,311,234)
                                               ==========      ==========


Weighted average shares outstanding           15,581,592      16,215,761
   Net loss per share                         $    (0.04)    $     (0.14)
                                              ==========      ==========





See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                    For the three months ended
                                                             March 31,
                                                     -------------------------
                                                        1996         1997
                                                      -----------  ----------
Cash flows from operating activities:
 Net loss                                             $ (671,759) $(2,311,234)

 Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation of property and equipment                   11,607        6,870
 Amortization of patents rights                           21,211       29,949
  Write-off of patent rights                                   -       11,346
 Preferred stock conversion expense                            -    1,227,864

 Changes in assets and liabilities:
  Prepaid expenses and other current assets              (16,743)     (36,321)
  Accounts payable                                      (247,988)       1,952
  Accrued expenses                                    (1,780,346)     (19,417)
  Security deposits                                       28,803       10,000
                                                       ---------    ---------
  Net cash used in operating activities                (2,655,215) (1,078,991)
                                                       ---------    ---------
Cash flows from investing activities:

 Purchase of property and equipment                      (31,270)           -
 Additions to patent rights                              (64,339)    (34,472)
                                                       ---------    ---------
  Net cash used in investing activities                  (95,609)    (34,472)
                                                       ---------    ---------
Cash flows from financing activities:

 Proceeds from issuance of preferred stock                     -    4,850,382
 Preferred stock redeemed                                      -  (5,000,000)
 Payments on stockholder notes                        (4,920,000)           -
                                                        ---------   ---------
  Net cash used in financing activities               (4,920,000)   (149,618)
                                                       ---------    ---------
Net  decrease in cash and cash equivalents            (7,670,824) (1,263,081)

Cash and cash equivalents at beginning of period      11,291,167    5,279,429
                                                        ---------   ---------
Cash and cash equivalents at end of period            $3,620,343   $4,016,348
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.

           HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Hemispherx BioPharma, Inc. (the "Company"), a Delaware corporation and all its wholly owned subsidiaries. All significant intercompany accounts and transac-tions have been eliminated. The Company's interim consolidated financial statements are unaudited.

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

These consolidated financial statements should be read in conjunction with the Company's 1996 consolidated financial statements included in the Company's Form 10K statement filed with the SEC on March 26, 1997.

NOTE 2: SERIES D CONVERTIBLE PREFERRED STOCK

On July 3, 1996 the Company issued and sold 6,000 shares of Series D Convertible Preferred Stock ("the Preferred Stock") at $1,000 per share for an aggregate total of $6,000,000. The proceeds, net of issuance costs, realized by the Company were $5,395,885. In addition to the issuance of the Preferred Stock, the Company issuedto the buyer Warrants ("the Warrants") to purchase 100,000 shares of Common Stock at the strike price of $4 per share.

The Preferred Stock earned dividends at the rate of $50 per annum per share. The dividends were cumulative and payable quarterly commencing October 1, 1996 as declared by the Board of Directors of the Corporation.

In October,1996, the Preferred Shareholder converted 1,381 shares of Series D Convertible Preferred Stock into 576,527 shares of common stock.

On September 16, 1996 the Company's registration statement registering the common stock underlying the Preferred Stock and the Warrants was declared effective by the SEC.

On March 7, 1997, the Company retired all the outstanding Series D Convertible Preferred Stock.(See note 3).

NOTE 3: SERIES E CONVERTIBLE PREFERRED STOCK

On March 7, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from placement were used to retire the $5 million balance of Series D Convertible Stock issued on July 3, 1996. In conjunction with this transaction, the Company issued 200,000 shares of common stock with a guaranteed value of $6.00 per share within the subsequent six months of issuance. Consequently, the Company incurred a $1.2 million charge which had no effect on the total stockholders' equity as it was offset by an increase in additional paid-in capital.


NOTE 4: STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $27,864 during the quarter ended March 31, 1997 on the basis of granting 150,000 warrants to purchase Common stock to non-employees of the Company. These grants were in exchange for services to be provided by certain institutions.

NOTE 5: NEW ACCOUNTING PRONOUNCEMENTS:

In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion NO. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application in not permitted. This
Statement requires restatement of all prior-period EPS data presented. The adoption of this Statement will not have any impact on the Company's EPS disclosure, as the Company's stock options and warrants are anti-dilutive and will be excluded from the denominator of earnings per share; thus, earnings per common share is equal to basic earnings per share as computed under SFAS No. 128.

ITEM 2: Managements Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

     The Company was incorporated in Maryland in 1966 under the name HEM Research, Inc. and originally served as a supplier of research support products. The Company's business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. The Company was reincorporated in Delaware and changed its name to HEM Pharmaceuticals Corp. in 1991 and to Hemispherx BioPharma, Inc. in June 1995. The Company has three subsidiaries--BioPro Corp., BioAegean Corp. and Core BioTechCorp., all of which were incorporated in Delaware in 1994. The Company has reported net profit only from 1985 through 1987. Since 1987, the Company has incurred substantial operating losses. Prior to completing an Initial Public Offering (IPO) in November 1995, the Company financed operations primarily through the private placement of equity and debt securities, equipment lease financing, interest income and revenues from licensing and royalty agreements.

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

     During fiscal 1994 and 1995, the Company focused on negotiating and executing the SAB Agreement, exploring potential partnerships to pursue additional clinical trials with special emphasis on the HBV disease indication, restructuring certain of its outstanding debt, conducting the 1994 Common Stock Financing and the Bridge Financing and completing its IPO. In 1996, the Company reviewed and restructured the Ampligen manufacturing process. Second sources were established to procure raw materials, lyophilization services and release testing. In the areas of research and clinical efforts, the Company established with the FDA a roadmap of research and clinical studies to be completed . These studies include animal toxicity and clinical studies in HIV and CFS. One HIV clinical study was approved by the FDA and started in early 1997. The animal toxicity studies requested by the FDA began in 1996. In addition, the Company shipped the initial inventory of Ampligen to Canada to use in its cost recovery program there.

     The Company expects to continue its research and clinical efforts for the next several years with benefit occurring as a result of certain revenues from cost recovery programs, notably in Canada, Belgium, and the U.S. Beginning in October, 1993, limited revenues were initiated in Belgium from sales under the cost recovery provision for conducting clinical tests in ME/CFS. However, the Company may continue to incur losses over the next several years due to clinical costs which are partially offset by revenues and potential licensing fees. Such losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or revenues from cost recovery based sales in Belgium, Canada and the United States. The Company is also pursuing similar programs in other countries.

Recent Developments

     On May 1, 1997, the Company received permission from the U.S. Food and Drug Administration (FDA) to recover costs from Chronic Fatigue Syndrome (CFS) patients in the Company's AMP-511 open-label treatment protocol. This treatment protocol is expected to begin immediately. At the same time, the Company agreed to conduct a controlled CFS clinical trial (AMP-516) starting no later than the fourth quarter of 1997.

     In March, 1997, The Company sold 5,000 shares of Series E Convertible Preferred Stock at $1,000 per share in a private offering pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The proceeds of this placement were used to retire the convertible preferred stock (Series D), which was placed under Regulation D filing with the SEC during 1996. As a result of this transaction in 1997, the Company incurred a $1.2 million charge which had no effect on total stockholders' equity as it was offset by an increase in additional paid-in capital.

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

     In December, 1996 the Company and Temple University settled their legal disputes regarding the license agreement between the parties covering the Oragen drugs. The parties signed the documents required to consummate their settlement, which includes a worldwide license for the commercial sale of all Oragen products based on patents and related technology held by Temple. This agreement was originally executed in 1988. In 1994, Temple terminated the agreement, which caused the company to file legal action to re-instate the 1988 agreement.

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

RESULTS OF OPERATIONS

     Three months ended March 31, 1997 versus the three months ended March 31, 1996

     The Company reported a net loss of $2,311,234 for the three months ended March 31, 1997 versus a net loss of $671,759 for the same period in 1996. Several factors contributed to the increased loss of $1,639,475.

     Revenues were up for the three months of 1997 due to increased cost recovery from the Belgium clinical trials.

     Research and development costs increased $357,555 in the three months ended March 31, 1997 due primarily to increased efforts in toxicity studies and on the Canadian and Belgium clinical programs.

     General and administrative expenses in the first three months of 1996 included a one time gain in the amount of $318,757 resulting from the forgiveness of certain lease obligations in connection with the restructuring of the Company's principal office lease. Excluding this one time gain general and administrative expenses in the first three months of 1997 exceeded related expenses in the first three months of 1996 by $918,810.
This increase is basically attributable to stock compensation and preferred stock conversion costs of $1,227,863. (See notes 3 & 4). Factoring out the stock compensation and preferred stock conversion costs, general and administrative expenses actually decreased by $309,053 in the three months ended March 31, 1997. This decrease is primarily due to lower legal and consulting fees.

     Interest income decreased in the three months ended March 31, 1997 compared to 1996 due to lower cash and cash equivalents available for short term investments.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 1997 was $4,016,348 compared to $5,279,429 at December 31, 1996. Because of the Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planned, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the Company's clinical trials for which cost recovery from participants has been approved.

     On July 3, 1996 the Company issued and sold 6,000 of Series D Convertible Preferred Stock.The net proceeds realized by the Company were $5,395,885. On March 7, 1997, the company retired Series D Convertible Preferred Stock.
(see note 2 and 3).

     On March 7, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from placement were used to retire the $5 million balance of Series D Convertible Stock issued on July 3, 1996. (see note 2 and 3).
(PAGE) 12
PART II - OTHER INFORMATION

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

     On March 7, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from placement were used to retire the $5 million balance of Series D Convertible Stock issued on July 3, 1996.

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


                                      HEMISPHERx BIOPHARMA, INC.


                                     /s/ William a. Carter
                                     ---------------------------
Date:  May  12, 1997                 William A. Carter,M.
                                     Chief Executive Officer & President



                                     /s/ Robert Peterson
                                     --------------------------
Date: May 12, 1997                   Robert E. Peterson
                                     Chief Financial Officer