Form 10-Q
period 1997-06-30
HEMISPHERX BIOPHARMA INC
filed 1997-08-12
CIK 946644

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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

16,518,599 shares of common stock issued and outstanding as of June 30, 1997.

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

<CAPTION)
                                                              (Unaudited)
                                                December 31,    June 30,
                                                    1996          1997
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $ 5,279,429   $ 2,826,185
  Prepaid expenses and other current assets          105,341       137,095
                                                 -----------    ----------
    Total current assets                           5,384,770     2,963,280

  Property and equipment, net                         83,475        75,396
  Patent and trademark rights, net                 1,502,816     1,486,303
  Security deposits                                   28,323        18,323
                                                 -----------    ----------
      Total assets                               $ 6,999,384   $ 4,543,302
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $   598,078    $  566,495
  Accrued expenses                                   548,312       421,626
                                                 -----------    ----------
    Total current liabilities                      1,146,390       988,121

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                         50            47
  Common stock                                        16,160        16,518
  Additional paid-in capital                      54,080,171    55,315,659
  Accumulated deficit                            (48,243,387)  (51,777,043)
                                                 -----------    ----------
    Total stockholders' equity                     5,852,994     3,555,181
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $ 6,999,384   $ 4,543,302
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

<CAPTION)
                                                      (Unaudited)
                                              For the Three months ended
                                                        June  30,
                                               --------------------------
                                                  1996            1997
                                               ----------      ----------
Revenues:
 Research and development                    $         15     $    31,618
                                               ----------      ----------
    Total revenues                                     15          31,618
                                               ----------      ----------

Costs and expenses:
  Research and development                        395,805         670,678
  General and administrative                      721,753         502,887
                                               ----------      ----------
    Total cost and expenses                     1,117,558       1,173,565


Interest income                                    43,165          44,524
                                               ----------      ----------
   Net loss                                   $(1,074,378)    $(1,097,423)
                                               ==========      ==========


Weighted average shares outstanding            15,581,729      16,413,637
   Net loss per share                         $     (0.07)    $     (0.07)
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                               For the Six months ended
                                                        June  30,
                                               --------------------------
                                                  1996            1997
                                               ----------      ----------
Revenues:
 Research and development                    $     18,369     $    61,825
                                               ----------      ----------
    Total revenues                                 18,369          61,825
                                               ----------      ----------

Costs and expenses:
  Research and development                        694,505       1,326,933
  General and administrative                    1,235,566       1,026,403
  Preferred stock conversion expense                    -       1,227,864

                                               ----------      ----------
    Total cost and expenses                     1,930,071       3,581,200

Interest income                                   165,565         110,718
                                               ----------      ----------
   Net loss                                   $(1,746,137)    $(3,408,657)
                                               ==========      ==========


Weighted average shares outstanding            15,581,661      16,315,246
   Net loss per share                         $     (0.11)    $     (0.21)
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                     For the Six months ended
                                                            June 30,
                                                    -------------------------
                                                        1996         1997
                                                     -----------   ----------
Cash flows from operating activities:
 Net loss                                            $(1,746,137) $(3,408,657)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                   24,636       13,740
 Amortization of patents rights                           43,238       59,833
 Write-off of patent rights                                    -       46,451
 Preferred stock conversion expense                            -    1,227,864
 Changes in assets and liabilities:
  Prepaid expenses and other current assets              (24,207)     (31,754)
  Accounts payable                                      (304,155)     (31,583)
  Accrued expenses                                    (1,688,981)     (79,910)
  Security deposits                                       28,242       10,000
                                                       ---------    ---------

 Net cash used in operating activities                (3,667,364)  (2,194,016)
                                                       ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                     ( 31,747)      (5,661)
 Additions to patent rights                             (136,301)     (89,772)
                                                       ---------    ---------
  Net cash used in investing activities                 (168,048)     (95,433)
                                                       ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock                     -    4,834,923
 Preferred stock redeemed                                      -   (5,000,000)
 Payments on stockholder notes                        (4,920,000)           -

 Common stock issued                                       3,125        1,282
                                                       ---------    ---------
  Net cash used in financing activities               (4,916,875)    (163,795)
                                                       ---------    ---------
Net  decrease in cash and cash equivalents            (8,752,287)  (2,453,244)

Cash and cash equivalents at beginning of period      11,291,167    5,279,429

                                                       ---------    ---------
Cash and cash equivalents at end of period            $2,538,880   $2,826,185
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


Recent Developments

     In June, 1997, the Company received notification of acceptance of four new patents in New Zealand covering various medical indications for its double-stranded RNAs, including Ampligen.

     On May 1, 1997, the Company received permission from the U.S. Food and Drug Administration (FDA) to recover costs from Chronic Fatigue Syndrome
(CFS) patients in the Company's AMP-511 open-label treatment protocol. In June, 1997, five (5) clinical sites across the United States had been approved to participate in this protocol. The cost of Ampligen is $2,100 for the first eight weeks of treatment and $2,400 for each additional eight-week period thereafter. This treatment protocol has begun to enroll CFS patients at these centers in the U.S. At the same time, the Company is in discussion with the FDA on the design of a controlled CFS clinical trial (AMP-516) which should start no later than the fourth quarter of 1997.

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

     In January 1997, the Company began a Phase II clinical trial in Texas treating HIV infected patients with Ampligen. The trial, approved by the FDA, is studying the effect of Ampligen on viral load, or burden, in HIV patients with CD4 levels over 400 cells/mm who are not being treated with any other HIV medications. The principal investigator in the trial, Dr. Patricia Salvato, specializes in the treatment of individuals with HIV infection. Dr. Salvato is a Clinical Associate Professor at the University of Texas Health Science Center, and has participated in prior clinical trials of Ampligen for various chronic viral diseases including HIV and CFS.

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

RESULTS OF OPERATIONS

Six months ended June 30, 1997 versus six months ended June 30, 1996
--------------------------------------------------------------------
     The Company reported a net loss of $3,408,657 for the six months ended June 30, 1997 versus a net loss of $1,746,137 for the same period in 1996. Several factors contributed to the increased loss of $1,667,520.

     Revenues were up for the six months of 1997 due to increased cost recovery from the clinical trials in Belgium and the United States.

     Research and development costs increased $632,428 in the six months ended June 30, 1997 due primarily to increased efforts in toxicity studies and on the Canadian and Belgium clinical programs.

     General and administrative expenses in the first six months of 1996 included a one time gain in the amount of $318,757 resulting from the forgiveness of certain lease obligations in connection with the restructuring of the Company's principal office lease. Excluding this one time gain general and administrative expenses in the first six months of 1997 decreased by $527,920. This decrease is primarily due to lower legal and consulting fees, and various other administrative expenses.

     Preferred stock conversion expense of $1,227,864 primarily resulted from the issuance of Series E Convertible Preferred Stock. (See notes 3 and 4 to unaudited condensed consolidated financial statements).

     Interest income decreased in the six months ended June 30, 1997 compared to 1996 due to lower cash and cash equivalents available for short term investments.

Three months ended June 30, 1997 versus three months ended June 30, 1997
------------------------------------------------------------------------

     The Company reported a net loss of $1,097,423 for the three months ended June 30, 1997 versus a net loss of $1,074,378 for the same period in 1996. Several factors contributed to the increased loss of $23,045.

     Revenues were up for the three months ended June 30, 1997 due to increased cost recovery from the clinical trials in Belgium and the United States.

     Research and development costs increased $274,873 in the three months ended June 30, 1997 due primarily to increased efforts in toxicity studies and on the Canadian and Belgium clinical programs.

     General and administrative expenses decreased by $218,866 in the three months ended June 30, 1997. This decrease is primarily due to lower legal and consulting fees, and various other administrative expenses.

     Interest income increased $1,359 in the three months ended June 30, 1997 compared to 1996 due to higher cash and cash equivalents available for short term investments.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 1997 was $2,826,185 compared to $5,279,429 at December 31, 1996. Because of the Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planned, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the Company's clinical trials for which cost recovery from participants has been approved.

     On July 3, 1996 the Company issued and sold 6,000 of Series D Convertible Preferred Stock.The net proceeds realized by the Company were $5,395,885.
On March 7, 1997, the company retired Series D Convertible Preferred Stock. (see notes 2 and 3 to unaudited condensed consolidated financial statements).


     On March 7, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from placement were used to retire the $5 million balance of Series D Convertible Stock issued on July 3, 1996. (see notes 2 and 3 to unaudited condensed consolidated financial statements).

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

None

ITEM 2:   Changes in Securities

     In July 1996, the Company separated it's public stock unit (consisting of one share of Common Stock and one Warrant to purchase Common Stock). The Common shares (HEMX), and Warrants (HEMXW) are now separately traded on NASDAQ. The units were delisted in July, 1996.

     On July 3, 1996, the Company completed a $6 million private placement with a single institutional investor in the form of a newly issued Series
D Preferred Stock which is convertible into Common Stock. The proceeds from this private placement were used to expand drug inventory.

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


                                      HEMISPHERx BIOPHARMA, INC.


                                     /s/ William a. Carter
                                     ---------------------------
Date: August 12, 1997                William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /s/ Robert Peterson
                                     --------------------------
Date: August 12, 1997                Robert E. Peterson
                                     Chief Financial Officer