Form 10-Q
period 1997-09-30
HEMISPHERX BIOPHARMA INC
filed 1997-11-12
CIK 946644

(PAGE) 1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
16,693,659 shares of common stock issued and outstanding as of September 30, 1997.

(PAGE) 2

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                December 31, September 30,
                                                    1996          1997
                                                 -----------   -----------
                              ASSETS
Current assets:

  Cash and cash equivalents                      $ 5,279,429   $ 1,780,469
  Prepaid expenses and other current assets          105,341        69,613
                                                 -----------    ----------
    Total current assets                           5,384,770     1,850,082

  Property and equipment, net                         83,475        68,526
  Patent and trademark rights, net                 1,502,816     1,578,386
  Security deposits                                   28,323        18,323
                                                 -----------    ----------
      Total assets                               $ 6,999,384   $ 3,515,317
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $   598,078   $   889,379
  Accrued expenses                                   548,312       524,775
                                                 -----------    ----------
    Total current liabilities                      1,146,390     1,414,154

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                         50            44
  Common stock                                        16,160        16,693
  Additional paid-in capital                      54,080,171    55,394,595
  Accumulated deficit                            (48,243,387)  (53,310,169)
                                                 -----------    ----------
    Total stockholders' equity                     5,852,994     2,101,163
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $ 6,999,384   $ 3,515,317
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

(PAGE) 3
               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                              For the Three months ended
                                                      September 30
                                               --------------------------
                                                  1996            1997
                                               ----------      ----------
Revenues:
 Cost recovery - clinical trials             $     10,082     $    93,457
                                               ----------      ----------
    Total revenues                                 10,082          93,457
                                               ----------      ----------

Costs and expenses:
  Research and development                        343,523         917,123
  General and administrative                    1,279,414         678,721
                                               ----------      ----------
    Total cost and expenses                     1,622,937       1,595,844
Interest income                                    92,047          31,758
                                               ----------      ----------
   Net loss                                   $(1,520,808)    $(1,470,629)
                                               ==========      ==========


Weighted average shares outstanding            15,589,835      16,554,333
   Net loss per share                         $     (0.10)    $     (0.09)
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

(PAGE) 4
               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                               For the Nine months ended
                                                     September  30,
                                               --------------------------
                                                  1996            1997
                                               ----------      ----------
Revenues:
 Cost recovery - clinical trials             $     28,451     $   155,282
                                               ----------      ----------
    Total revenues                                 28,451         155,282
                                               ----------      ----------

Costs and expenses:
  Research and development                      1,038,028       2,244,056
  General and administrative                    2,514,980       1,705,124
  Preferred stock conversion expense                    -       1,227,864

                                               ----------      ----------
    Total cost and expenses                     3,553,008       5,177,044

Interest income                                   257,612         142,476
                                               ----------      ----------
   Net loss                                   $(3,266,945)    $(4,879,286)
                                               ==========      ==========


Weighted average shares outstanding            15,584,405      16,395,817
   Net loss per share                         $     (0.21)    $     (0.30)
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

(PAGE) 5
              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                     For the Nine months ended
                                                          September 30,
                                                     -------------------------
                                                        1996         1997
                                                     -----------   ----------
Cash flows from operating activities:
 Net loss                                            $(3,266,945) $(4,879,286)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                   42,719       20,610
 Amortization of patents rights                           62,592       91,491
 Write-off of patent rights                                    -       59,985
 Preferred stock conversion expense                            -    1,227,864
 Stock option compensation expense                       617,911       24,108
 Changes in assets and liabilities:
  Prepaid expenses and other current assets             (123,422)      35,728
  Accounts payable                                      (448,842)     346,301
  Accrued expenses                                    (1,831,242)     (39,259)
  Security deposits                                       28,241       10,000
                                                       ---------    ---------
 Net cash used in operating activities                (4,918,988)  (3,102,458)
                                                       ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                     ( 86,480)      (5,661)
 Additions to patent rights                             (211,691)    (227,046)
                                                       ---------    ---------
  Net cash used in investing activities                 (298,171)    (232,707)
                                                       ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock             5,395,885    4,834,923
 Preferred stock redeemed                                      -    (5000,000)
 Payments on stockholder notes                        (4,920,000)           -
 Common stock issued                                      94,792        1,282
 Dividends paid on preferred stock                        (8,654)           -
                                                       ---------    ---------
  Net cash used in financing activities                  562,023     (163,795)
                                                       ---------    ---------
Net  decrease in cash and cash equivalents            (4,655,136)  (3,498,960)
Cash and cash equivalents at beginning of period      11,291,167    5,279,429
                                                       ---------    ---------
Cash and cash equivalents at end of period            $6,636,031   $1,780,469
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.

(PAGE) 6

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

(PAGE) 7

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

In October,1996, the Preferred Shareholder converted 1,381 shares of Series D Convertible Preferred Stock into 576,527 shares of common stock.

On March 7, 1997, the Company retired all the outstanding Series D Convertible Preferred Stock.(See note 3).

NOTE 3: SERIES E CONVERTIBLE PREFERRED STOCK

On March 7, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from placement were used to retire the $5 million balance of Series D Convertible Stock issued on July 3, 1996. In conjunction with this transaction, the Company issued 200,000 shares of common stock with a guaranteed value of $6.00 per share within the subsequent ten months of issuance. Consequently, the Company incurred a $1.2 million charge which had no effect on the total stockholders' equity as it was offset by an increase in additional paid-in capital.


NOTE 4: STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $24,108 during the quarter ended September 30, 1997 on the basis of granting 50,000 warrants to purchase Common stock to non-employees of the Company.

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

(PAGE) 8

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

     The Company's drug technology utilizes specifically-configured ribonucleic acid("RNA"). One of the Company's double stranded RNA drug products, trademarked Ampligen, a parental drug product, is in advanced human clinical development for various therapeutic indications. Based on the results of pre-clinical studies and clinical trials, the Company believes that Ampligen may have broad-spectrum anti-viral and anti-cancer activities. The Company's policy is to file or license patent applications on a worldwide basis to protect technology, inventories and improvements that are considered important to the development of its business. More than 400 patent applications have been filed worldwide of which more than 300 have been issued.

(PAGE) 9

     The development of the Company's products has required and will continue to require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials necessary to bring pharmaceutical products to market and establish commercial production and marketing capabilities. Accordingly, the Company may need to raise additional funds through additional equity or debt financing, collaborative arrangements with corporate partners, off balance sheet financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products.

     During fiscal 1994 and 1995, the Company focused on negotiating and executing the SAB/BIOCLONES Agreement, exploring potential partnerships to pursue additional clinical trials with special emphasis on the CFS and HBV disease indication, restructuring certain of its outstanding debt, conducting the 1994 Common Stock Financing and the Bridge Financing and completing its IPO. In 1996, the Company reviewed and restructured the Ampligen manufacturing process. Secondary sources were established to procure raw materials, lyophilization services and drug release testing. In the areas of research and clinical efforts, the Company established with the FDA a comprehensive roadmap of research and clinical studies. These studies include animal toxicity and clinical studies in HIV and CFS. One HIV clinical study was approved by the FDA and started in early 1997. The comprehensive animal toxicity studies began in 1996 and are expected to be completed by year end 1997 on time to support various other regulatory initiatives of the Company in North America and Europe.

     The Company expects to continue its research and clinical efforts for the next several years with significant benefit occurring as a result of certain revenues from cost various recovery programs, notably in Canada, Belgium, and the U.S. However, the Company may continue to incur losses over the next several years due to clinical costs incurred in the continued development of Ampligen for commercial application. Possibly losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or revenues sales in Belgium, Canada and the United States. The Company is also pursuing similar programs in other countries, especially within the European Union.


Recent Developments
     In October, 1997 the Company raised an aggregate of $10,005,000 in gross proceeds through two private offerings pursuant to Regulation D of

(PAGE) 10

the Securities Act of 1933, as amended ("Act"), and Rule 506 promulgated thereunder. All investors represented that they were accredited pursuant to Rule 501 of the Act. The Company intends to use the proceeds from the offering for general working capital and operating funds and to advance its various clinical initiatives, including build-up of inventory and streamlining various aspects of the over all manufacturing process. The offerings were as follows:

     Pursuant to a Term Sheet dated September 2, 1997, the Company offered 2,840,000 shares of Common Stock at $2.50 per share, through Hermitage Capital, Inc., the Company's placement agent ("Placement Agent") on a "best-efforts" basis. The Placement Agent received as compensation 6% of the gross proceeds and 200,000 warrants exercisable at $4.00 per share and expiring on December 31, 2000. The Company raised gross proceeds of $7,100,000 pursuant to this offering.

     Pursuant to a Term Sheet dated September 22, 1997, the Company offered 2,000,000 shares of Common Stock at $3.00 per share, and one warrant for every ten shares purchased. Each warrant is exercisable at $4.00 per share and expires on december 31, 2000 ("Warrant"). The Company offered its securities through finders and broker/dealers, and paid commissions of 6% of gross proceeds, and one Warrant for every ten shares of Common Stock sold. the warrants are exercisable at $4.00 per share and expire on December 31, 2000. Pursuant to the offering, the Company sold 968,333 shares of Common Stock and raised gross proceeds of $2,905,000.

     As of September 30, 1997 the Company had 8 patents enrolled in the HIV clinical study. Also, the Company had 26 CFS patients enrolled in the cost recovery clinical treatment programs being conducted in Belgium, Canada, and the U.S.

     During the quarter ended September 30, 1997, the production facility located in the Republic of South Africa and owned jointly by the Company (24.9%) and by our affiliate Bioclones (PTY) Limited (75.1%) continued production of the raw materials, Poly I and C12U, needed to formulate Ampligen (the final product). During the current quarter the Company received two significantly sized shipments of Poly I and C12U which met all product specifications and will be processed to increase the Ampligen inventory.

     The Company is presently exploring distribution relationships for the European and U.S. markets, and signed a letter of intent regarding a novel

(PAGE) 11

treatment regimen for hepatitis B infection with a France-based multinational pharmaceutical company termed Beaufour Ipsen. The Company retained in November, 1997, regulatory consultants to assist in preparing a marketing application for the European Union.

     There are about 300 million carriers of hepatitis B (HBV) virus worldwide. About one half of those who are chronic carriers will die of cirrhosis or liver cancer. Although the disease is most prevalent in Asia and third world countries, there are an estimated 1.25 million carriers in the U.S. The only approved treatment for HBV is interferon-a (mostly Intron-A from Schering Plough). Less than 40% of patients treated with interferon-a respond and the side effects are severe. Furthermore, Asian patients are less responsive to this treatment than Western patients.

     In June, 1997, the Company received notification of acceptance of four new patents in New Zealand covering various medical indications for its double- stranded RNAs, including Ampligen.

     On May 1, 1997, the Company received permission from the U.S. Food and Drug Administration (FDA) to recover costs from Chronic Fatigue Syndrome
(CFS) patients in the Company's AMP-511 open-label treatment protocol. In June, 1997, five (5) clinical sites across the United States had been approved to participate in this protocol. The cost of Ampligen to the patient is $2,100 for the first eight weeks of treatment and $2,400 for each additional eight-week period thereafter. This treatment protocol has begun to enroll CFS patients at these centers in the U.S. The Company has been in discussion with the FDA on the design of a controlled CFS clinical trial (AMP-516).

     CFS, which is also known as chronic fatigue and immune dysfunctional syndrome (CFIDS) or myalgic encephalomyelitis (ME), is a complex illness characterized by disabling fatigue, flu-like symptoms, joint and muscle pain, cognitive problems, and sleep disorders. Its cause is unknown. However. herpes virus type 6 (HHV-6) has been associated with the disease process. The Center for Disease Control (CDC) has assigned CFS to its priority one list of "new and reemerging infectious diseases" in the United States. Estimates of annual incidences given by the company are 0.5 to 2.0 million people in the United States and about 100,000 in Canada. An incidence of 0.2% of the U.S. population or 520,000 persons was cited in a recent article in the American Psychologist. There are no other specific treatments for CFS.

     In March, 1997, the Company sold 5,000 shares of Series E Convertible

(PAGE) 12


Preferred Stock at $1,000 per share in a private offering pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The proceeds of this placement were used to retire the convertible preferred stock (Series D), which was placed under Regulation D filing with the SEC during 1996. As a result of this transaction in 1997, the Company incurred a $1.2 million charge which had no effect on total stockholders' equity as it was offset by an increase in additional paid-in capital. As of September 30, 1997, three holders of 650 shares of series
E preferred stock have elected to convert their shares into 325,000 shares of common stock.

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

     Five earlier HIV clinical studies have been carried out with Ampligen. Three were open label studies that showed stabilization of CD4 cell count, and return of delayed hypersensitivity. The fourth study was a Phase II double- blind, multi center study carried out in combination with zivovudine
(AZT). The fifth was a crossover study where placebo patients from the fourth study were given Ampligen. The latter two studies showed decreased progression to AIDS, as well as CD4 cell count stabilization and return of delayed hypersensitivity. The Company believes that the data may justify a potential indication for combination treatment of adult HIV patients with CD4 counts of less than or equal to 300 cells/mm3 who show clinical or immulogic deterioration.

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

(PAGE) 13

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

RESULTS OF OPERATIONS
---------------------

Nine months ended September 30, 1997 versus nine months ended September 30,
---------------------------------------------------------------------------
1996
----
     The Company reported a net loss of $4,879,286 for the nine months ended September 30, 1997 versus a net loss of $3,266,945 for the same period in 1996. Several factors contributed to the increased loss of $1,612,341 in 1997, primarily a non-operating preferred stock conversion expense (described below) of $1,227,864.

     Revenues were up $126,831 for the nine months of 1997 due to the increased enrollment of patients in the cost recovery clinical trials being conducted in Belgium, Canada and the United States.

     Research and development costs increased $1,206,028 in the nine months ended September 30, 1997 due primarily to increased efforts in conducting the pre-clinical toxicity studies, cost associated with the Canadian, Belgium and U.S. clinical cost recovery programs and the HIV clinical trials being conducted in the U.S. These costs were part of an overall plan to enhance the clinical data bases to support an eventual full marketing application.

     General and administrative expenses in the first nine months of 1997 decreased by $809,856. General and administrative expenses in the first nine months of 1996 included a one time gain in the amount of $318,757 resulting from the forgiveness of certain lease obligations in connection with the restructuring of the Company's principal office lease. Excluding this one time gain general and administrative expenses in the first nine months of 1997 decreased by $1,128,613. This decrease is primarily due to lower legal and consulting fees, and various other administrative expenses.

     Preferred stock conversion expense of $1,227,864 primarily resulted from the issuance of Series E Convertible Preferred Stock in March, 1997. (See notes 2 and 3 to unaudited condensed consolidated financial statements).

(PAGE) 14

     Interest income decreased $115,136 in the nine months ended September 30, 1997 compared to the same period in 1996 is due to lower cash and cash equivalents available for short term investments.

Three months ended September 30, 1997 versus three months ended September
-------------------------------------------------------------------------
30, 1997
--------
     The Company reported a net loss of $1,470,629 for the three months ended September 30, 1997 versus a net loss of $1,520,808 for the same period in 1996. Several factors contributed to the decreased loss of $50,179.

     Revenues were up for the three months ended September 30, 1997 due to increased cost recovery proceeds from the clinical trials in Belgium, Canada and the United States.

     Research and development costs increased $573,600 in the three months ended September 30, 1997 due primarily to increased efforts in conducting the toxicity studies, cost associated with the Canadian, Belgium and U.S. clinical cost recovery programs and the HIV clinical trials.

     General and administrative expenses decreased by $600,693 in the three months ended September 30, 1997. This decrease is primarily due to lower legal and consulting fees, and reduction in various other administrative expenses.

     Interest income decreased in the three months ended September 30, 1997 compared to 1996 due to lower cash and cash equivalents available for short term investments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents at September 30, 1997 was $1,780,469 compared to $5,279,429 at December 31, 1996, reflecting a net cash use of $3,498,960 to support operations. In October, 1997 the Company received net proceeds of $9.4 million from two separate private placements of equity. Because of the Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders.

(PAGE) 15

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

     In October, 1997 the Company's common stock and Class A warrants commenced trading on the American Stock Exchange. These public securities were delisted from NASDAQ at that time. The securities had traded on NASDAQ since the IPO in November, 1995.

     In October, 1997 the Company completed two (2) private offerings of 4,840,000 shares of Common stock for and aggregate of $10,005,000 in gross proceeds. Both transactions were handled by placement agents, who earned 6% commissions.

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

(PAGE) 16

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings
None

ITEM 2:   Changes in Securities
     In July 1996, the Company separated it's public stock unit (consisting of one share of Common Stock and one Class A Redeemable Warrant to purchase Common Stock). The Common shares (HEMX), and Warrants (HEMXW) were separately traded on NASDAQ. In conjunction, the public units were delisted in July, 1996.
     On July 3, 1996, the Company completed a $6 million private placement with a single institutional investor in the form of a newly issued Series
D Preferred Stock which is convertible into Common Stock. The proceeds from this private placement were used to expand drug inventory.
     On March 7, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from placement were used to retire the $5 million balance of Series D Convertible Stock issued on July 3, 1996.
     In October, 1997, the Company's shares of common stock and Class A warrants were listed with the American Stock Exchange and will trade under the symbols HEB and HEBW respectively. Accordingly, the shares were delisted from the Nasdaq SmallCap Market.

ITEM 3:   Defaults in Senior Securities
None

ITEM 4:   Submission of Matters to a Vote of Security Holders
None

ITEM 5:Other Information
     At the Company's annual meeting in October, 1997 the shareholders voted by proxy to retain William A. Carter, Cedric Philipp, Peter Rodino III and Richard Piani as the directors of the Company, and to retained KPMG Peat Marwick as the Company's auditors.

ITEM 6:   Exhibits and Reports on Form 8K
Reports on Form 8K - None

(PAGE) 17


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /s/ William a. Carter
                                     ---------------------------
Date: November 12, 1997                William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /s/ Robert Peterson
                                     --------------------------
Date: November 12, 1997                Robert E. Peterson
                                     Chief Financial Officer