Form 10-K
period 1997-12-31
HEMISPHERX BIOPHARMA INC
filed 1998-03-27
CIK 946644

       1                         FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(MARK ONE)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1997
                                    OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from ________ to ________
                       Commission File No. 0-27072

                     HEMISPHERX  BIOPHARMA, INC.
           (Exact name of registrant as specified in its charter)

       Delaware                         52-0845822
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)     Number)

1617 JFK Boulevard Phila., Pennsylvania        19103
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (215) 988-0080

Securities registered pursuant to Section 12(b) of the Act:
                     None

Securities registered pursuant to Section 12(g) of the Act:
            (Title of Each Class)

                       Common Stock, $.001 par value
                      Class A Common Stock Redeemable
                             Purchase Warrant

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

The aggregate market value of Common Stock held by non-affiliates at December 31, 1997 was $70,090,178. For purposes of this calculation, it was assumed that all Common Stock is valued at the closing price of the stock as of February 27, 1998.

The number of shares of the registrant's Common Stock outstanding as of December 31, 1997 was 21,042,606.

                     DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement which will be filed on or before June 30, 1998 with the Securities and Exchange Commission in connection with Registrant's 1998 annual meeting of stockholders is incorporated by reference into Part III of this Report as well as certain exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-93314).

<PAGE) 2                           PART I
ITEM 1. Business

General

     Hemispherx Biopharma, Inc. (the "Company") is working to develop the Ampligen family of RNA drugs for the treatment of viral diseases and certain cancers. Ampligen, a parental drug product, is in advanced human clinical development for various therapeutic indications. Based on the results of pre-clinical studies and clinical trials, the Company believes that Ampligen may have anti-viral and anti-cancer activities. It has been clinically evaluated as an investigational drug in over 350 patients for different therapeutic indications to determine its most promising therapeutic roles. The clinical profile that is emerging from these studies is that the drug has broad-spectrum antiviral and immune modulating activity and is generally well tolerated.

     The Company's policy is to file or license patent applications on a worldwide basis to protect technology, inventories and improvements that are considered important to the development of its business. Over the years, Hemispherx has secured a significant patent estate consisting of 24 issued U.S. patents and over 300 derivative international filings. Fourteen U.S. patent filings are pending along with their international counterparts. These patents primarily cover the company's technology platform that involves modified nucleic acid polymers that have specifically configured base pairs.

     Ampligen is being developed clinically for use in treating three anti-viral indications: chronic hepatitis B virus ("HBV") infection, human immunodeficiency virus ("HIV") associated disorders and myalgic encephalomyelitis, also known as chronic fatigue syndrome ("ME/CFS"). Also, the Company has clinical experience with treating patients with certain cancers. The Company's business strategy is designed around seeking the required regulatory approvals which will allow the progressive introduction of Ampligen for ME/CFS and HIV followed by HBV in the U.S., Canada, Europe and Japan. Ampligen has received Orphan Drug designation from the FDA for four indications (HIV, renal cell carcinoma, chronic fatigue syndrome and invasive malignant melanoma). The Company is also developing a second generation RNA drug technology, termed Oragen compounds, which the Company believes offers the potential for broad spectrum antiviral activity by oral administration.

     The Company was incorporated in Maryland in 1966 under the name HEM Research, Inc. and originally served as a supplier of research support products. The Company's business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. The Company was reincorporated in Delaware and changed its name to HEM Pharmaceuticals Corp. in 1991 and to Hemispherx Biopharma, Inc. in June 1995. The Company has three subsidiaries - BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which were incorporated in Delaware in 1994. The Company has reported net profit only from 1985 through 1987. Since 1987, the Company has incurred substantial operating losses. Prior to completing an Initial Public Offering ("IPO") in November 1995, the Company financed operations primarily through the private placement of equity and debt securities, equipment lease financing, interest income and revenues from licensing and royalty agreements.

     The development of the Company's products has required and will continue to require the commitment of substantial resources to complete the time-consuming research, preclinical development, and clinical trials necessary to bring pharmaceutical products to market and establish commercial production and marketing capabilities. Accordingly, the Company may need to raise additional funds through additional equity or debt financing, collaborative arrangements with corporate partners, off balance sheet financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products.

     In 1994 and 1995, the Company primarily focused on (i) the execution of an agreement with Bioclones, Ltd ("Bioclones"), a subsidiary of South African Breweries, Ltd., with respect to the co-development of various RNA drugs, including Ampligen ("Bioclones Agreement"). Pursuant to the Bioclones Agreement, Ribotech, Ltd. ("Ribotech"), was formed in 1994 to produce the raw materials for Ampligen. Ribotech is jointly owned by Bioclones (75.1%) and the Company (24.9%); (ii) exploring other potential partnerships to pursue additional clinical trials with special emphasis on the ME/CFS and HBV disease indications; (iii) restructuring and retiring certain outstanding debt; and (iv) conducting a bridge financing and completing its IPO.

     In 1996, the Company worked with Bioclones in the establishment of a pilot plant to produce the raw materials needed in the production of Ampligen. Development of this plant establishes a second source of raw materials. In addition, the Company explored and established production sources and processes to complement the existing lyophilization, release testing and pharmacy services. In terms of research and clinical efforts, the Company established with the FDA a comprehensive roadmap of research and clinical studies. These studies include animal toxicity and clinical studies in HIV and ME/CFS. The comprehensive animal toxicity studies were started in 1996 and the in-life component was completed by year end 1997 in time to support various other regulatory initiatives of the Company in North America and Europe.

Significant events and achievements by the Company in 1997 include:

     * Start of a Phase II clinical trial in Texas treating HIV patients with Ampligen.
     * FDA approval to recover costs from Chronic Fatigue (ME/CFS) patients enrolling in the Company's CFS treatment protocol (the "CFS Treatment" protocol).
     * Completion of the in-life component of the animal toxicity studies requested by the FDA.
     * Received, accepted and processed raw materials produced by the Company's South African Affiliate (Ribotech, Ltd.).
     * Worked with Ribotech to complete and file the Drug Master File (DMF) with the FDA.
     * Initiated a new liquid formulation process for Ampligen at Cook Imaging. The liquid process is more efficient and allows for greater volume production needed to meet projected requirements.
     * Completed private placements of equity to retire certain outstanding preferred stock and to provide working capital.

     The Company expects to continue its research and clinical efforts for the next several years with significant benefit accruing as a result of certain revenues expected from various cost recovery treatment programs, notably in Canada, Belgium and the United States. However, the Company may continue to incur losses over the next several years due to clinical costs incurred in the continued development of Ampligen for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Belgium, Canada and the United States. The Company is also pursuing similar programs in other countries, especially within the European Union where resources have been increased with respect to pursuing regulatory approvals.

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

Viral/Cancer Diseases
---------------------
     The World Health Organization ("WHO") estimates that there are approximately 300 million chronic carriers of HBV worldwide. More than 40% of the persistently infected persons who survive to adulthood will die from cirrhosis, liver cancer, or some other consequence of their infection. In the U.S. alone, there are an estimated 1.25 million carriers. HBV is one of several viruses that cause human hepatitis, or inflammation of the liver. The Company conducted a Phase I/II clinical trial of Ampligen in the U.S. for the treatment of chronic HBV infection at Stanford University and the University of Pennsylvania. A significant reduction in viral components and improvement in liver function was noted during the course of the Phase I/II clinical trial and the drug has been generally well tolerated. At present, interferon-alpha is the only approved product for the treatment of this disease; however, 60% to 75% of patients with chronic HBV ultimately fail to respond to interferon-alpha. The global sales of interferon are presently estimated at more than $1 billion, largely for its use in liver infections.

     The Centers for Disease Control ("CDC") has estimated that approximately one million people in the U.S. are infected with HIV, excluding patients who have progressed to fully symptomatic AIDS. The WHO has estimated that 30 to 40 million people will be infected with HIV worldwide by the year 2000. The Company is currently conducting a Phase II clinical trial of Ampligen in the U.S. for the treatment of HIV infection. Ampligen is designed to enhance the patient's own immune system, thereby fighting the invasive viral agent more effectively and resulting in more durable long term benefits.

     ME/CFS is a condition recently recognized by the CDC and characterized by unexplained fatigue or chronic illness for six months or longer for which no cause has been identified after a thorough medical work-up. Although the CDC is presently conducting studies to more exactly determine the rate of incidence of ME/CFS, the CDC's latest estimate of the prevalence rate of this disease in the U.S. is in excess of 500,000 cases. Today, ME/CFS accounts for a significant portion of people entering chronic disability status, especially in the western U.S. Thus, this presently untreatable illness constitutes a significant impact on the overall cost of health care. Accordingly, the estimated U.S. market for an effective treatment of ME/CFS is in excess of $1 billion annually.

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

The Products
------------
     The Company believes that nucleic acid compounds represent a potential new class of pharmaceutical products that are designed to act at the molecular level for the treatment of human disease. There are two forms of nucleic acid: deoxyribonucleic acid ("DNA") and ribonucleic acid ("RNA"). DNA is a group of naturally occurring molecules found in chromosomes, the cell's genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell's behavior and which regulate the action of groups of cells, including the cells which comprise the body's immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of otherwise dormant cellular defenses against viruses and tumors. To date, the Company has focused its efforts on developing two classes of RNA pharmaceuticals; Ampligen, a high molecular weight double-stranded intravenous drug, and Oragen, low molecular weight single-stranded drugs intended for oral administration.

     Although there are many competitive approaches to anti-viral and anti-cancer therapies, the Company has taken an approach which it believes appears to hold a great deal of promise. By activating the human body's immune system through naturally occurring immune pathways, the Company's lead drug compound Ampligen is designed to avoid many of the pitfalls of other anti-viral drugs. Moreover, the Company believes that the broad-spectrum action of Ampligen greatly increases the probability of success. The Company has chosen markets which are not only sizeable and growing, but in disease areas for which there are presently no known cures.

     The Company is also developing a second generation RNA drug technology, termed Oragen compounds, which the Company believes offers the potential for broad spectrum antiviral activity by oral administration. In addition the Company has commenced development of certain clinical laboratory diagnostic products known as Diagen products. In December, 1996, the Company announced receipt of Diagen Patents in ten (10) European countries. Recently, the Company entered a research collaboration to seek improvements with respect to the ease and accuracy of diagnosing the ME/CFS disorder.

                                  Ampligen

     Ampligen is a high molecular weight RNA drug which is administered intravenously. Based on the results of clinical trials to date, the Company believes that Ampligen may have the potential to address significant medical needs where current treatment methods are inadequate or non-existent.

     The preliminary results of the Company's animal and human tests indicate that Ampligen may have both broad-spectrum anti-viral and anti-cancer activities. To date, Ampligen has been given to over 300 patients in the clinical trials authorized by the U.S. Food and Drug Administration at over 20 clinical trial sites in the United States under effective Investigational New Drug (IND) applications. In addition, clinical trials are currently ongoing in Belgium and the United States. Ampligen clinical trials have also been approved in Ireland and Canada.

                                Oragen Drugs

     Oragen drugs are low molecular weight RNA compounds which the Company believes, by virtue of their small size and molecular stability, have the potential for becoming the first oral, broad-spectrum nucleic acid treatments for various viral diseases such as HIV infection and chronic HBV infection. The technology for these nucleic acid products is licensed to the Company for commercial use on an exclusive basis from Temple University, subject to certain limited exceptions. To date, a number of compounds have been developed.

     Initial studies indicated that these drugs may withstand enzymatic destruction, an important factor in order for compounds to enter the blood stream in an intact form. Results from in vitro studies conducted in collaboration with the National Institute of Allergy and Infectious Diseases indicate that Oragen products may inhibit HBV infection, and in vitro studies conducted in collaboration with the National Cancer Institute and the University of Mainz, Germany, indicate that Oragen products may inhibit HIV infections. One compound, Oragen 0004, has shown inhibition of HBV multiplication in vitro and another, Oragen 0044, has demonstrated activity against HIV in vitro studies performed by Temple University. These two Oragen compounds have been produced in quantities which the Company believes are sufficient to perform initial animal toxicology testing. Experiments with mice at the University of Toronto indicate that Oragen drugs may protect against mouse hepatitis virus. There has been no human clinicaltesting of Oragen products to date. There can be no assurance that human clinical testing, if initiated, will yield results consistent with those achieved in vitro or animal testing.

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

Ampligen for Viral Diseases
---------------------------
                         Chronic Hepatitis B (HBV)

     Chronic infection with hepatitis viruses is a global health problem of epidemic proportions, especially in Asia and Africa. Approximately 200 million individuals worldwide are estimated to be chronically infected with just one of the hepatitis viruses, Hepatitis B virus (HBV). In addition to the debilitating effects of the disease itself, patients with chronic hepatitis B are at serious long term risk of cirrhosis of the liver and hepatocellular carcinoma (HCC), which kill more than one million people worldwide each year.

     Currently, the only approved treatment for Hepatitis is recombinant interferon (Asian sales presently in excess of $1 billion). Interferon apparently has a dramatically reduced effectiveness in Asian patients and a significant side-effect profile which often curtails the treatment program prematurely, resulting in disease relapse in many cases. The interferon associated side-effects also include high fever and nausea.

      In the early 1990's, Ampligen or its sister dsRNA, Polyadenur were tested in three separate Phase I/II trials. The Ampligen study was conducted at Stanford University and the University of Pennsylvania, and the data indicate a combined response rate of approximately 60% with equal activity in both Western and Oriental patients. Results of the three trials combined demonstrate that HBV DNA was decreased below the level of detection in 42% of all patients treated, HBeAg was cleared from serum in 36% of patients, antibodies to the E antigen were detected in 34% of patients, and levels of ALT (a liver enzyme marker of hepatitis) were normalized in 42% of patients.

     Bioclones is to undertake a clinical trial treating hepatitis patients with Ampligen in South Africa. This study will focus on the treatment of patients with Hepatitis C (HBC) as it has become one of South Africa's major health problems.

     Also, the Company is exploring research collaboration and distribution relationships for the European and U.S. markets, and signed a letter of intent regarding a novel treatment regimen for hepatitis B infection with a French-based multinational pharmaceutical company, Beaufour Ipsen ("Beaufour"). Beaufour conducted the studies using polyadenur referenced above. If consummated, the agreement would provide the Company a broad technology platform for use in the treatment of Hepatitis conditions. The Company retained in November, 1997, regulatory consultants to assist in preparing regulatory and marketing applications for the European Union.

                               HIV Infection

     Five earlier HIV clinical studies have been carried out with Ampligen. Three were open label studies that showed stabilization of CD4 cell count, and return of delayed hypersensitivity. The fourth study was a Phase II double-blind, multi-center study carried out in combination with zidovudine (AZT). The fifth was a crossover study where placebo patients from the fourth study were given Ampligen. The latter two studies showed decreased progression to AIDS, as well as CD4 cell count stabilization and return of delayed hypersensitivity. The Company believes that the data may justify a potential indication for combination treatment of adult HIV patients who show clinical or immunologic deterioration.

     In January 1997, the Company began a Phase II clinical trial in Texas treating HIV infected patients with Ampligen. The trial , approved by the FDA, is studying the effect of Ampligen on viral load, or burden, in HIV patients with CD4 levels over 400 cells/mm who are not being treated with other HIV medications. The principal investigator in the trial, Dr. Patricia Salvato, specializes in the treatment of individuals with HIV infection. Dr. Salvato is a Clinical Associate Professor at the University of Texas Health Science Center, and has participated in prior clinical trials of Ampligen for various chronic viral diseases including HIV and ME/CFS.

                                   ME/CFS

     CFS, which is also known as chronic fatigue and immune dysfunctional syndrome (CFIDS) or myalgic encephalomyelitis (ME), is a complex illness characterized by disabling fatigue, flu-like symptoms, joint and muscle pain, cognitive problems, and sleep disorders. Its cause is unknown. However, herpes virus type 6 (HHV-6) has been associated with the disease process. The Center for Disease Control and Prevention (CDC) assigned ME/CFS to its priority list of "new and reemerging infectious diseases" in the United States. Estimates of annual incidences given by the company are 0.5 to 2.0 million people in the United States and about 100,000 in Canada. There are no known specific treatments for ME/CFS.

      After an encouraging small open label trial with Ampligen , Hemispherx carried out a pivotal 92 patient randomized, placebo controlled, and double blind multi-center trial. The results after a 24-week treatment protocol showed statistically significant physical improvement for the treated group, reduced cognitive deficit, enhanced capacity to perform activities of daily living, and improved performance on the treadmill tests. Significantly, the observed median increase in physical performance by the end of treatment was consistent with a change from a patient needing considerable assistance with daily activities such as dressing, bathing and meal preparation to a patient needing only occasional assistance. An additional finding was a reduction in the need for other medications. Overall, Ampligen was generally well tolerated and no safety issues were noted.

     In 1997, the FDA approved a ME/CFS treatment protocol with cost recovery at five clinical sites across the U.S. (Philadelphia, PA; Washington, DC; Charlotte, NC; Houston, TX and Incline Village, NV). Additional sites will be considered for approval in the future. This treatment protocol allows the Company to charge each patient for the cost of the Ampligen used. Ampligen costs the patient $2100 for the first eight weeks of treatment and $2400 for each additional eight weeks of treatment. Other costs to the patient are associated with drug infusion and medical oversight. The initial goal is to enroll only the most seriously ill patients and to carry out a comprehensive medical evaluation and reassessment after a 24-week treatment period.

     A similar clinical program was set up in Canada at three sites (Montreal, Vancouver and Edmonton) and in Brussels, Belgium under the direction of Professor Kenny De Meirleir. More than fifty patients have been treated at the Belgium site.

     In connection with the ME/CFS Cost Recovery Protocol, the Company agreed to conduct a confirmatory randomized, double-blind, placebo-controlled clinical trial with an enrollment of up to 230 patients. The cost of this trial will be borne by the Company. The Company expects to start enrolling patients by mid 1998.

Ampligen for Cancer
-------------------
     The Company also has clinical experience with Ampligen in patients with certain cancers, including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma. Renal Cell Carcinoma occurs in 15,000 to 20,000 patients per year in the United States. Patient prognosis is usually poor. Five year survival rates of patients with metastatic disease are 2% to 18%. Some 30% of patients have metastatic disease at the time of diagnosis.

     Chemotherapy does not have much impact on survival for metastatic disease patients with Renal Cell Carcinoma. High (200-500mg) and low dose (10-120mg) Ampligen treatments were investigated in 20 patient and 11 patient groups, respectively. The high dose group showed a median survival of 20.4 months, whereas the median survival of the low dose group was only 3.7 months. Analysis versus historical controls that were stratified according to risk groups showed that high dose Ampligen treatment overall increased medial survival about 3-fold. The increased median survival is substantially greater than that reported with either interferon or interleukin-2, which are alternative immune-based therapies.

     A ten patient study with metastatic malignant melanoma patients has been completed. Two of nine patients treated with high dose Ampligen (> 200 mg) had complete tumor responses. One patient has been in complete remission for more than five years. Part of this study was conducted at the cancer research unit of Yale University.

      Ampligen has shown promise in clinical trials for the treatment of both Renal Cell Carcinoma (Kidney Cancer) and Malignant Melanoma (Skin Cancer). For the time being, however, the Company has chosen to focus on the antiviral indications of Ampligen .

Patents/Proprietary Rights
--------------------------
     The Company has filed more than 380 patent applications involving chemistry, processes, biological insights and specific target-oriented compositions of matter worldwide covering its RNA technology, including 30 filings with the U.S. Patent Trademark Office and more than 350 corresponding foreign patent applications in other countries, such as members of the European Patent Convention, Japan, South Korea, Australia. There can be no assurance that the Company's patent applications will result in the issuance of patents. The Company's policy is to file patent applications on a worldwide basis to protect technology, inventions, and improvements that are considered important to the development of its business. The Company has, as a matter of policy, sought patent protection in each of the three major geographic markets: the United States, Europe, and the Pacific Rim. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. Of the patent applications filed worldwide, over 300 have been issued (including 24 in the United States).

     With the patents issued or accepted for issuance in the United States, seven include claims which afford patent protection for RNA treatment in HIV disease; one affords patent protection for RNA treatment of ME/CFS and two afford patent protection for RNA treatment/diagnosis of hepatitis infection.

     The Company believes its treatment use patents for Ampligen, if granted and upheld, will be a critical element to the Company's success. The overall patent estate constitutes a technology platform to provide proprietary protection across a substantial range of treating major viral disorders.

     The Company has filed patent applications for diagnostic applications resulting from insights and discoveries made by its employees and consultants relating to RNA nucleic acid structure and 2-5A biochemistry, which the Company believes may be applicable to the development and commercialization of various drugs that may operate by augmentation of cellular antiviral defenses.

     The exclusive license agreement with Temple University covering the Oragen Compounds presently includes 10 issued U.S. patents and 30 issued foreign patents as well as over 30 patent applications in process.

     The patent positions of biopharmaceutical and biotechnology firms, including the Company, are generally believed to be uncertain and involve complex legal and factual questions. Consequently, even though the Company is currently prosecuting many patent applications with the U.S. and foreign patent offices, the Company does not know how many of its applications will result in the issuance of any patents or, of patents which are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be absolutely certain that it was the first creator of all inventions covered by pending patent applications or that it was the first to file patent applications for all such inventions. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that if issued the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not circumvent the existing patents or will obtain patents that the Company would need to license.

Manufacturing/Marketing/Distribution
------------------------------------
     All Ampligen production is supervised and directed at the Company's manufacturing facility located in Rockville, Maryland. In 1997, production agreements for raw materials were in place with two (2) pharmaceutical suppliers. One supplier is located in the United States and one is located in South Africa. These critical contract relationships are covered by long term non-compete provisions as well as customary non-public disclosure terms. In each case the product received is tested by the Company to determine drug product compliance with a set of technical specifications. Upon meeting these specifications, the raw materials are transferred to the Company's cold storage unit for future use in producing doses.

     The Company has had a long term relationship with one raw material producer (Pharmacia), which has a minor equity interest in the Company. The other raw material producer is Ribotech, Ltd. ("Ribotech"), located in South Africa. The Company owns a 24.9% interest and Bioclones, Ltd. (a subsidiary of South African Breweries, Ltd) owns 75.1% of Ribotech. Ribotech was formed in 1994 as part of the Company's licensing/distribution agreement with Bioclones. During 1997, Ribotech worked to perfect their production of the raw materials, Poly I and Poly C12U, needed to formulate Ampligen (the final product). During the last quarter of 1997 the Company received two significantly sized shipments of Poly I and C12U which met all product specifications and will be processed to increase the inventory of Ampligen .

     In addition, the Company worked with Ribotech to facilitate the filing of a Drug Master File (DMF) with the FDA for Ribotech. This represented not only a tremendous amount of work and effort by both companies, but also emphasizes the Company's statement that Ribotech has demonstrated to be an acceptable source for the most important raw material components of our drug Ampligen . This provides Hemispherx with a key source for critical supplies. Ribotech can immediately increase the amount of these unique raw materials that can be available to the Company and substantially reduce the cost of these materials.

     In 1997, the Company made a move to an alternate liquid Ampligen formulation process at Cook Imaging at Indianapolis, Indiana. This formulation process represents a major increase in production capability. The present lyophilized product is somewhat limited with respect to batch processing size. The Company is conducting liquid pilot runs in small production batches. Cook and the Company plan to start full scale production runs in June, 1998 with the objective of producing thousands of doses per run.

     With the increase in the size of a production run comes the decrease in percent lost of product per run and a decrease in release testing costs. The liquid product will be easier and cheaper to process. The pharmacy formulation of the present lyophilized vials and its associated costs, will be eliminated.

     With respect to the raw materials provided by Ribotech (the Company's second source), the Company initiated and nears completion of stability studies of the lyophilized Ampligen. At this point, these detailed analytical and biological studies demonstrate the good quality of the Ribotech material and a satisfactory shelf life of the final product.

     The Company initiated a comprehensive stability study on the alternative liquid Ampligen formulation and several months of data have been accumulated and are being analyzed. Results to date are good and the stability studies should be finalized in 1998.

     The Company's marketing strategy reflects the differing health care systems around the world, and the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. In the United States, the Company expects that, subject to receipt of regulatory approval, Ampligen will be used in three medical arenas: physicians' offices or clinics, the hospital and the home setting. The Company currently plans to use a service provider in the home infusion (non-hospital) segment of the U.S. market to execute direct marketing activities, conduct physical distribution of product and handle billings and collections. Accordingly, the Company is developing marketing plans to facilitate the product distribution and medical support for indications, if and when they are approved, in each arena. The Company believes that this approach will facilitate the generation of revenues without incurring the substantial costs associated with a sales force. Furthermore, management believes that the approach will enable the Company to retain many options for future marketing strategies. In February 1998, the Company and Olsten Health Services ("Olsten") entered into a distribution/specialty agreement for the distribution of Ampligen for the treatment of ME/CFS patients under treatment protocols.

     In Europe, the Company plans to adopt a country-by-country and, in certain cases, an indication-by-indication marketing strategy due to the heterogeneity of governmental regulations and alternative distribution systems in these areas. The Company also plans to adopt an indication-by-indication strategy in Japan. Subject to receipt of regulatory approval, the Company plans to seek strategic partnering arrangements with pharmaceutical companies to facilitate product introductions in these areas. No assurances can be given that any such arrangement will be entered into on terms acceptable to the Company. The relative prevalence of people suffering from target indications for Ampligen varies significantly by geographic region, and the Company intends to adjust its clinical and marketing planning to reflect the special needs of each area. The Company does not currently anticipate devoting significant resources to the establishment of an in-house sales force in the near term. In countries in South America, the United Kingdom, Ireland, Africa, Australia, Tasmania, New Zealand, and certain other countries and territories, the Company contemplates marketing its product through its relationship with Bioclones pursuant to the Bioclones Agreement.

Financing
---------
     The development of the Company's products has required and will continue to require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market and to establish commercial-sale production and marketing capabilities. During the Company's last three fiscal years, the Company has spent approximately $6.1 million for research and development, of which $3.2 million was expended in the year ended December 31, 1997.

     Based on its current operating plan, the Company anticipates that the net cash and cash equivalents on hand of $9.9 million, together with the anticipated receipt of limited revenues from the cost recovery protocols, will be sufficient to meet the Company's capital requirements through 1998. However, this may not be sufficient to enable the Company to complete the necessary clinical trials or regulatory approval process for Ampligen for any indication or, if any such approval were obtained, to begin manufacturing or marketing Ampligen on a commercial basis. The amount of additional funding required will depend on the timing of regulatory approval and commercialization of Ampligen .

     Accordingly, the Company may need to raise substantial additional funds through additional equity or debt financing, collaborative arrangements with corporate partners, off balance sheet financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products. If adequate funds are not available from operations and if the Company is not able to secure additional sources of financing on acceptable terms, the Company's business will be materially adversely affected.

      In October 1997, the Company raised an aggregate of $10,005,000 in gross proceeds through two private offerings pursuant to Regulation D of the Securities Act of 1933, as amended ("Act"), and Rule 506 promulgated thereunder. All investors represented that they were accredited pursuant to Rule 501 of the Act. The Company intends to use the proceeds from the offering for general working capital and operating funds and to advance its various clinical initiatives, including build-up of inventory and streamlining various aspects of the overall manufacturing process.

     In October 1997, the Company's Common Stock and Class A Warrants commenced trading on the American Stock Exchange and simultaneously were delisted from NASDAQ Smallcap Market. The securities had traded on NASDAQ since the IPO in November, 1995.

     In March, 1997, The Company sold 5,000 shares of Series E Convertible Preferred Stock at $1,000 per share in a private offering pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The proceeds of this placement were used to retire all outstanding shares of Series D Convertible Preferred Stock. The Series D Preferred Stock had been issued pursuant to a Regulation D filing with the SEC in 1996. As a result of this transaction in 1997, the Company incurred a $1.2 million charge which had no effect on total stockholders' equity as it was offset by an increase in additional paid-in capital. As of December 31, 1997, five holders of 1,350 shares of series E preferred stock have elected to convert their shares into 675,000 shares of common stock.

Research and Development/Collaborative Agreements
-------------------------------------------------
     As an emerging pharmaceutical company, Hemispherx depends heavily on accessing external resources for manufacturing, distribution, and R&D. Current alliances include relationships with Bioclones, Pharmacia-Upjohn, Hahnemann University (now a branch of Allegheny University of the Health Sciences), Temple University and Olsten Health Care. A new alliance is being negotiated with Beaufour Ipsen. R&D sponsorships or collaborations already exist with many academic institutions.

     The Bioclones Agreement, made in October 1994, involves the international co-development of Ampligen and related RNA therapeutics. Hemispherx has given Bioclones an exclusive manufacturing and marketing license for Africa, South America, the United Kingdom, Ireland, Australia, Tasmania, New Zealand and Southern Asian countries. In return, Bioclones has provided Hemispherx with a $3 million cash payment, 24.9% ownership in Ribotech, Ltd., a company set up by Bioclones to develop and manufacture RNA drugs, and royalties (8%) of Bioclones RNA drug sales in the licensed territories. Bioclones will pursue regulatory approval in the licensed territories and will specifically carry out, at its own expense, a phase III hepatitis clinical trial in South Africa and Australia. Bioclones has the first right of refusal (subject to appropriate pricing) to manufacture at least one-third of the worldwide sales requirement of Ampligen and other RNA drugs. The arrangement with Bioclones thus gives Hemispherx access to worldwide markets and commercial-scale manufacturing resources. Significantly, Bioclones has the financial backing from South African Breweries, the largest company in the Southern Hemisphere, with multi-billion dollar sales.

     The Company has had an R&D agreement since 1989 with the Hahnemann University Hospital, now known as the Allegheny University Hospitals-Hahnemann Division and has access to a scientist group for ongoing R&D on RNA drugs. Dr. David Strayer, the current Medical Director at Hemispherx, is a member of this group. Hemispherx provides the salary of Dr. Strayer and corresponding stipends for other scientist group members as needed. Hemispherx also retains exclusive proprietary and regulatory rights to all existing and future RNA drug technology developed by the scientist group. Hemispherx is obligated to pay Hahnemann a 2% royalty on net Ampligen sales up to $6 million/year until 2005.

      A similar relationship exists between Hemispherx and Temple University focused on the development of oral drugs that directly activate RNase L (Oragen Products). Hemispherx has an exclusive worldwide license from Temple University for the Oragen Products. Hemispherx is obligated to pay 2 to 4% royalties on sales of Oragen Products depending on the need to access non-Temple University proprietary technology for the sale of the product. Minimum royalties of $30,000/year commenced in 1995. Research support may also be provided by Dr. Robert J. Suhadolnik, a Temple University medical scientist, who is a co-inventor of the Oragen technology. In July 1994, Temple University declared that the agreement was terminated because of breach of contract by Hemispherx. This led to litigation between the parties that was settled in December 1996 with Hemispherx retaining all license rights on an exclusive basis.

     Hemispherx has set up research sponsorships and collaborations with many academic scientists. A research sponsorship involves a specific R&D project or clinical activity for which Hemispherx provides financial support. Collaborations involve external clinical studies where Hemispherx provides drug materials free of charge. No additional financial support is provided. Hemispherx retains all proprietary rights for both research sponsorships and collaborations. More than 15 such arrangements have been made with prestigious institutions such as Harvard University, Stanford University, the National Cancer Institute, Yale University Medical School and a variety of international groups. Hemispherx will continue to depend on such relationships to secure R&D support.

     The Company signed a letter of intent with Beaufour to form a strategic alliance focused on the treatment of chronic active hepatitis B and other hepatitis disorders. The terms of the prospective Beaufour alliance may give Beaufour primary responsibility for the European market. Hemispherx will retain the corresponding responsibility for the North American market, and Bioclones will continue to focus on the Southern Hemisphere including the southern Pacific rim countries. The cash flow from each geographic area may be split with the dominant portion going to the responsible partner and a minority portion going to the other partner. The responsible partner may assume marketing and manufacturing costs. In addition, Beaufour may be expected to invest in the Company by providing medical staff support and/or purchasing drug supplies from the Company.

     Beaufour has a Polyadenur manufacturing facility in France that has the annual capacity to provide 60-100 kilograms of product. This will supply enough material for about 5,000 patients, should the same dosage level and regimen used for ME/CFS be assumed. The chronic active HBV patient population in the U.S. has been estimated at 375,000 and greater than 500,000 in Europe based on demographics. The infection rate in Asia is much higher, and more patients are resistant to Intron A. Consequently, the need for additional capacity will be substantial should Polyadenur perform as predicted from clinical trials completed to date and the Compound receives regulatory approval. The Ribotech facility may be the first major site to expand production to support this compound.

     Any strategic alliance with Beaufour would be expected to conduct additional pivotal trials in Europe and North America to support European regulatory filing and possible drug combination approvals. An approval for a drug combination that may raise the cure rate above 50% could have major financial consequences. Intron A generates revenues of more than $500 million, even though the cure rate from Intron A is 40% at best.

     The Company has recently entered an agreement with Olsten Health Care ("Olsten") to provide marketing and distribution services of Ampligen to ME/CFS patients. Olsten will formulate and administer the Ampligen intravenous infusion product used for the ongoing treatment cost recovery protocol. Basically, the Company will supply Ampligen and Olsten will formulate and administer the intravenous product using its own facilities and personnel. In addition, the agreement provides for additional functions by Olsten with respect to clinical monitoring of patients, physical/patient training and financial support of ongoing ME/CFS clinical testing. Olsten is one of the largest national firms providing infusion, clinic and related health care services. It had almost $4 billion revenues in 1996, and was responsible for delivery of certain components of overall health care to approximately 2.2 million individuals.

Competition
-----------
     Competition in the development and marketing of therapeutic drugs for human diseases is intense. Many different approaches are being developed for management of the diseases targeted by the Company. In addition to drug therapy, companies are promoting biological and hormonal therapies, prophylactic and therapeutic vaccines and surgery. These approaches, however, may have limited utility and some are often associated with toxicity, including life-threatening side-effects.

     Most FDA-approved anti-viral drugs appear to directly inhibit the viruses by interfering with their replication (so-called reverse transcriptase or protease inhibitors). Their mechanisms of action do not seem to stimulate the production of immune cells to attack or scavenge the disease-causing agents. Interferon therapy does act by an immune mechanism and has been approved by the FDA for the treatment of chronic HBV; durable effects, however, are seen in only a minority of treated subjects and the side-effects are substantial. Interferon has thus far not been demonstrated to be efficacious in HIV, ME/CFS and the primary tumors (other than melanoma) and indications targeted by the Company. The newer anti-HIV drugs may reduce the level of HIV in the plasma by approximately 99%; however, the dramatic effects may often be transitory.

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

     HBV. Treatments include interferon-alpha, thymosin, ribavirin and 3TC. Only interferon alpha has proven effective in rigorous clinical tests, and less than 20% of patients have a durable response. Also, interferon's side effects are substantial and may curtail patient use and physician acceptability, particularly in the major Asian markets.

     ME/CFS. The FDA has not approved any drugs specifically for this disorder and the Company's product is the only drug to date with an FDA approved treatment protocol and phase III clinical status. Physicians typically prescribe analgesics, psychotropic, and anti-inflammatory drugs to combat and palliate the symptoms without addressing the underlying immunologic damage or the herpes virus proliferation.

     Renal Cell Carcinoma. Interleukin 2 may be an extremely toxic product often requiring immediate access to a critical care unit if used according to manufacturer's recommendations.

     Malignant Melanoma. Interferon alpha was recently approved by the FDA; however, the percentage of responses is small, and a significant percentage of relapses are expected. Treatment costs with interferon often exceed $10,000 per year.

     There are several publicly held companies that place emphasis on nucleic acid technology. Some are outlined below from publicly available documents filed with the Securities and Exchange Commission.

     Gilead Sciences, Inc. (Foster City, California; GILD/NASDAQ). Gilead is developing nucleotide technologies and is pursuing pre-clinical and clinical development of a number of product candidates.

     ISIS Pharmaceuticals, Inc. (Carlsbad, California; ISIS/NASDAQ). This company, founded in 1989, has devoted substantially all of its resources to research, drug discovery and development programs. In July, 1995, ISIS 2922 was in Phase III clinical trials to treat CMV-induces retinitis in AIDS patients, ISIS 2105 was in Phase II trials to treat genital warts, and Phase II trials were planned for ISIS 2302 for treatment of a variety of inflammatory diseases.

     The Company anticipates that it may face increased competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective than any that may be developed by the Company. Competitive products may render the Company's technology and products obsolete or noncompetitive prior to the Company's recovering research, development or commercialization expenses incurred with respect to any such products.

     Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking research, preclinical studies and human clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals, and manufacturing and marketing such products. Accordingly, the Company's competitors may succeed in commercializing the products more rapidly or more effectively than the Company.

Subsidiary Companies
--------------------
     In September 1994, the Company incorporated three wholly-owned subsidiaries--BioPro Corp. ("BioPro"), Core BioTech Corp. ("Core BioTech"), and BioAegean Corp. ("BioAegean")--in the State of Delaware.

     The purpose of BioPro is to commercialize tobacco-related products. BioPro intends to develop methods to utilize RNA technology in conjunction with certain tobacco and cigarette filter products to provide cleaner tobacco products. The technology is based in part on recently published experiments in laboratory animals conducted at the University of California, Davis, which suggest that the Company's RNA drugs may prevent certain aspects of lung fibrosis under certain experimental conditions. In September, 1994, the Company granted an exclusive worldwide license and/or sub-license to certain of its patents and assigned certain other patents to BioPro (the "BioPro License ") for a term of 15 years in the event that BioPro provides evidence that it has commercialized one or more of the patents. BioPro has agreed that it will not develop any product or technology which may be deemed a human therapeutic and has granted a right of first refusal to the Company with respect to any technology which it may develop or acquire. BioPro has the right to grant sublicenses subject to the requirement that its sublicensees agree to non-competition arrangements with the Company. The Company has agreed that it will not develop any technology related to the business of BioPro and has granted BioPro a right of first refusal with respect to any technology it may develop with respect to the business of BioPro.

     The purpose of Core BioTech is to commercialize the Company's diagnostic oriented patents which provide RNA technology to detect certain difficult to diagnose viral diseases such as ME/CFS and other immuno-dysfunctional conditions through strategically located central reference laboratories.In September, 1994, the Company granted an exclusive worldwide license and/or sub-license to certain of its patents and assigned certain other patents to Core BioTech (the "Core BioTech License") for a term of 15 years in the event that Core BioTech provides evidence that it has commercialized one or more of the patents. Core BioTech has agreed that it will not develop any product or technology which may be deemed therapeutic and has granted a right of first refusal to the Company with respect to any technology which it may develop or acquire. Core BioTech has the right to grant sublicenses subject to the requirement that its sublicensees agree to non-competition arrangements with the Company. The Company has agreed that it will not develop any technology related to the business of Core BioTech and has granted Core BioTech a right of first refusal with respect to any technology it may develop with respect to the business of Core BioTech.

Government Regulation
---------------------
     Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. Most of the Company's proposed products and products of its ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, human new drug products are subject to rigorous preclinical and clinical testing as a condition of clearances by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has required and will continue to require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue.

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

Employees
---------
     As of February 28, 1998 the Company had 17 full-time employees. Of these employees 12 are engaged in the Company's research, development, manufacturing, regulatory affairs or pre-clinical testing, and 5 employees performed general management and administrative functions including financial matters and investor relations. In addition, on an as needed basis eight individuals employed at academic institutions serve as consultants or independent contractors to the Company. Such persons are paid pursuant to licensing agreements with two universities. There are 29 additional individuals who serve or have served as part-time consultants or independent contractors to the Company on a per diem or monthly basis. The Company believes that this employee and consultant structure and arrangement provides the most efficient economic approach to drug development. The Company has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain necessary qualified employees and/or consultants in the future. None of the Company's employees are covered by collective bargaining agreements.

Recent Developments
-------------------
     In February 1998, the Company entered into a distribution/specialty agreement with Kimberly Home Health Care, Inc. a/k/a Olsten Health Services. This agreement appoints Olsten as distributor of Ampligen to U.S. patients enrolled in the ME/CFS cost recovery treatment protocol termed AMP 511. Olsten agrees to purchase Ampligen for treating the AMP 511 patients. In addition, Olsten agrees to provide financial support for certain clinical trials. The Company agrees to compensate Olsten for providing certain services in connection with clinical trials.

     As of December 31, 1997, Ribotech, Ltd. located in the Republic of South Africa and jointly owned by the Company (24.1%) and by our affiliate Bioclones (75.1%), continued production of raw materials, Poly I and Poly C12U, needed to formulate Ampligen (the final product). During the fourth quarter, the Company received two significantly sized shipments of Poly I and C12U which met all product specifications and will be processed for use in conducting certain production runs utilizing the liquid product process. The initial liquid product runs will be utilized in various in vitro tests for stability and product bioperformance. Based on the results of these tests, the liquid product may be evaluated in clinical settings.

Executive Officers
     The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

Name                          Age Position           Background
--------------------------------------------------------------------------------
William A. Carter, M.D., FACP 60  Chairman, Chief    HEM Pharmaceuticals Corp.
                                  Executive Officer, (the predecessor company)
                                  President          since 1978.  Co-inventor of
                                                     record on more than 200
                                                     patents.A leading innovator
                                                     in the development of human
                                                     interferon for a variety of
                                                     treatment indications.
                                                     Research Development
                                                     Awaedee of NIH

Robert E. Peterson            60  Chief Financial    Vice President of Omni
                                  Officer            Group,Inc. (business
                                                     consulting).Formerly VP and
                                                     CFO of several major
                                                     Pepsico Divisions.

David R. Strayer, M.D.        52  Medical Director,  Professor of Medicine at
                                  Regulatory Affairs Allegheny University of the
                                                     Health Sciences.  Formerly
                                                     Research Associate at NIH.

Carol A. Smith, Ph.D.         46  Director,          Virotech International,
                                  Manufacturing and  Inc.,'89-91, Scientist/
                                  Process            Quality Assurance Officer.
                                  Development

Josephine M. Dolhancryk       35  Treasurer,         Medical/Business
                                  Assistant          Enterprises'89-90,President
                                  Secretary

Richard Piani                 71  Director           Principal Delegate for
                                                     Industry to the City of
                                                     Science and Industry,Paris,
                                                     France, a scientific and
                                                     educational complex since
                                                     1995.  Chairman of
                                                     Industrielle du Batiment-
                                                     Morin, a building materials
                                                     corporation,from 1986-1993.
                                                     Professor of International
                                                     Strategy at Paris Dauphine
                                                     University from 1984-1994.
                                                     Law degree from Facilite de
                                                     Droit, Paris Sorbonne.
                                                     Administration degree from
                                                     Ecols des Hautes Etudes
                                                     Commerciales, Paris.

Harris Freedman               64  Vice President for Business consultant for
                                  Strategic          emerging technology
                                  Alliances          companies and private
                                                     venture capitalist.

Sharon Will                   39  Vice President,    Registered sales
                                  Corporate          representative, Worldwide
                                  Communications     Marketing Inc. (a
                                                     manufacturer's
                                                     representative), private
                                                     venture capitalist.

Ransom Etheridge              58  Director           Corporate Counsel
                                                     (In-house)

ITEM 2.  Properties

     The Company leases and occupies a total of approximately 18,850 square feet of laboratory and office space in two states. The corporate headquarters in Philadelphia, Pennsylvania are located in a suite of offices of approximately 15,000 square feet. The pharmacy, packaging, quality assurance and quality control laboratories, as well as additional office space, are located in Rockville, Maryland. These facilities occupy approximately 3,850 square feet, approximately 2,000 of which are dedicated to the packaging and quality control product release functions. The Company believes that its Rockville facilities will meet its production requirements, including sufficient quantities of Ampligen for planned clinical trials and treatment protocols, through 1998, at which time it may need to increase its manufacturing capacity either through third parties or by building or acquiring commercial-scale facilities.

     In addition, the Company has entered into the Bioclones Agreement, which provides the Company with 24.9 % of the capital stock of Ribotech, Ltd to develop and operate a new manufacturing facility which is financed by Bioclones. Manufacturing at the pilot facility commenced in 1996. The Company expects that construction on a new commercial production facility will start in 1998, although no assurance can be given that this will occur.

ITEM 3.  Legal Proceedings

    The Company is subject to claims and legal actions that arise in the ordinary course of their business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     On November 2, 1995 the Company's Units (Consisting of one share of Common Stock and one Class A Redeemable Warrant) commenced trading on the National Association of Securities Dealers Automated Quotation Smallcap Market ("NASDAQ") under the symbol "HEMXU." In July, 1996, the Company unbundled its public Unit allowing the Common Stock (HEMX) the Class A Warrant (HEMXW) and the Unit (HEMXU) to trade separately. In August 1996 the Company authorized NASDAQ to delist the Unit (HEMXU) and cease trading it.

     In October, 1997, the Company's Common Stock and Class A Warrants commenced trading on the American Stock Exchange under the symbols HEB and HEB/ws, respectively. Simultaneously these securities were delisted from NASDAQ. The securities had traded on NASDAQ since the IPO in November, 1995.

      The following table sets forth the high and low list prices for the Unit, the Common Stock and the Warrant for the periods indicated as reported by NASDAQ. Such prices reflect inter-dealer prices, without retail markup, mark-down or commissions and may not necessarily represent actual transactions. Beginning October 1997, the table reflects the high and low trading prices as reported by the American Stock Exchange.


COMMON STOCK                         High            Low
                                    ------         -------
     Time Period:

January 1, 1997 through
March 31, 1997                      3 9/16         1 25/32

April 1, 1997 through
June 30, 1997                       4 5/32         2 15/32

July 1, 1997 through
September 30, 1997                  5 1/8          2 1/2

October 1, 1997 through
December 31, 1997                   5 1/2          3 9/16


WARRANTS

     Time Period:

January 1, 1997 through
March 31, 1997                      1 1/8            1/2

April 1, 1997 through
June 30, 1997                       1 7/16          13/16

July 1, 1997 through
September 30, 1997                    2             29/32

October 1, 1997 through
December 31, 1997                   2 5/16         1 1/16

     As of December 31, 1997 there were approximately 329 holders of record of the Company's Common Stock. This number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

     As of December 31, 1997, the Company had approximately 6,775,000 Class A Redeemable Warrants registered and outstanding.

     The Company has never paid any dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

ITEM 6.  Selected Financial Data

Year Ended December 31    1993       1994       1995        1996        1997
                       ---------   --------   ---------  ---------  ---------
Statement of Operations
Data
 Net revenues         $  48,000   $ 175,758  $2,965,910  $   32,044 $ 258,715

 Net loss            (7,702,050) (5,133,051) (1,839,849) (4,554,489) (6,106,860)

Proforma weighted
average number of shares
and share equivalents
outstanding           6,998,072  11,536,276  10,341,163  15,718,136  17,275,994

 Cash used in operating
activities           (5,170,638) (1,952,145) (1,939,219) (6,097,906) (4,641,611)

 Capital expenditures        -      (40,000)     (3,625)    (86,480)    (15,477)


Balance Sheet

    Total Assets      1,915,681   1,651,441  12,699,518   6,999,384  11,542,633

    Total Debt        7,700,000    8,470,910   4,920,000         -           -

 Redeemable Preferred
 Stock                2,865,782    3,238,334          -          -           -

  Common Stockholders
 Equity (deficit)   (11,579,156) (14,629,687)  4,420,785  5,852,994  10,745,422

Proforma per share data

  Net Loss                   -         (0.44)      (0.18)     (0.29)      (0.35)

  Book Value                 -         (1.27)       0.43       0.37        0.62


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, which are included herein.

Background

     The Company was incorporated in Maryland in 1966 under the name HEM Research, Inc. and originally served as a supplier of research support products. The Company's business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. The Company was reincorporated in Delaware and changed its name to HEM Pharmaceuticals Corp. in 1991 and to Hemispherx Biopharma, Inc. in June 1995. The Company has three subsidiaries--BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which were incorporated in Delaware in 1994. The
Company has reported net income only from 1985 through 1987. Since 1987, the Company has incurred substantial operating losses. Prior to completing an Initial Public Offering (IPO) in November 1995, the Company financed operations primarily through the private placement of equity and debt securities, equipment lease financing, interest income and revenues from licensing and royalty agreements.

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

     The consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its three wholly-owned subsidiaries,BioPro Corp., BioAegean Corp. and Core BioTech Corp. which were incorporated in September 1994 for the purpose of developing technology for ultimate sale into certain nonpharmaceutical specialty consumer markets. All significant intercompany balances and transactions have been eliminated in consolidation.

     During fiscal 1994 and 1995, the Company focused on negotiating and executing the Bioclones Agreement, exploring potential partnerships to pursue additional clinical trials with special emphasis on the HBV disease indication, restructuring certain of its outstanding debt, conducting bridge financing and completing its IPO. In 1996, the Company reviewed and restructured the Ampligen manufacturing process. Second sources were established to procure raw materials, lyophilization services and release testing. In the areas of research and clinical efforts, the Company established with the FDA a roadmap of research and clinical studies to be completed . These studies include animal toxicity and clinical studies in HIV and ME/CFS. One HIV clinical study was approved by the FDA and started in late 1996. Certain animal toxicity studies began.
In addition, the Company shipped the initial inventory of Ampligen to Canada to use in its cost recovery program there.

     In 1997, the Company added preclinical data to support product registration and improved its position with respect to having more than one supplier of raw materials. Clinical programs in ME/CFS were implemented and expanded with encouraging results. Major inroads with respect to product diversification and distribution arrangements were made for serving the U.S. clinical market.

     The Company expects to continue its research and clinical efforts for the next several years with some benefit of certain revenues from cost recovery treatment programs, notably in Belgium, Canada and the U.S.. Beginning in 1993, limited revenues were initiated in Belgium from sales under the cost recovery provision for conducting treatment clinical tests in ME/CFS; including the United States these sales were $258,715 in 1997. The Company expects to continue incurring losses over the next several years due to clinical costs which are only partially offset by revenues and potential licensing fees. Such losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or revenues.

RESULTS OF OPERATIONS

Years Ended December 31, 1997 vs. 1996
--------------------------------------
     The Company reported a loss of $6,106,860 in 1997 versus a loss of $4,554,489 in 1996 . Several factors contributed to the increased loss of $1,552,371 in 1997, primarily a non-operating preferred stock conversion expense (described below) of $1,200,000.

     Revenues increased by $226,671 in 1997 due to the increased enrollment of patients in the cost recovery treatment, clinical programs being conducted in Belgium, Canada and the United States.

     Research and development costs increased $1,273,071 in 1997 due primarily to increased efforts in conducting the pre-clinical toxicity studies, cost associated with initiation of the Canadian, Belgium and U.S. clinical cost recovery treatment programs and the HIV clinical trials being conducted in the U.S. These costs were part of an overall plan to enhance the clinical data bases to support an eventual full marketing application in the United States and European Union.

     General and administrative expenses in 1997 decreased by $828,645. General and administrative expenses in 1996 included a one time gain in the amount of $318,757 resulting from the forgiveness of certain lease obligations in connection with the restructuring of the Company's principal office lease. Excluding this one time gain general and administrative expenses in 1997 decreased by $1,147,402. This decrease is primarily due to lower legal and consulting fees, and reduction of various other administrative expenses.

     Preferred stock conversion expense of $1,200,000 primarily resulted from the issuance of Series E Convertible Preferred Stock in March, 1997.

     Interest income decreased $72,093 in 1997 compared to 1996 due to lower cash and cash equivalents available for short term investments during part of 1997.

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

Liquidity and Capital Resources
-------------------------------
     Cash and Cash Equivalents were $8,965,174 as of December 31, 1997. In addition, the Company had $1,001,410 in short term investments as of December 31, 1997. All in all, funds available to the Company increased $4,687,695 from year end 1996. This increase reflects the effect of proceeds realized from the private placement of equity and the exercise of stock warrants less net cash used in operating and related activities.

     New equity financing in 1997 include the private placement of Series E Preferred Stock for net proceeds of $4,834,923 and two (2) private placements of common stock for an aggregate of $9,395,699 in net proceeds. Certain warrantholders exercised their stock warrants, which produced an additional $425,115 in proceeds to the Company.

     The $9,967,124 of funds available as of December 31, 1997 plus the anticipated interest income on short term investments, revenues from product sales in the United States, Canada and Belgium cost recovery clinical trials and licensing fees should meet the Company's cash needs in 1998. The Company expects to continue its research and clinical efforts for the next several years and may seek to access the equity market whenever conditions are favorable, even if the Company does not have an immediate need for additional capital.

Year 2000 Compliance
--------------------
     The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 hardware and software issues. The Company intends to confirm its compliance regarding Year 2000 issues for both internal and external information systems by the end of 1998. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations.

ITEM 8.  Financial Statements and Supplementary Data

     The Company's consolidated balance sheets as of December 31, 1996 and 1997, consolidated statements of operations, stockholder's equity(deficit) and cash flows for each of the years in the three year period ended December 31, 1997, together with the report of KPMG Peat Marwick LLP, independent public accountants are included elsewhere herein. Reference is made to the "Index to Financial statements and Financial Statement Schedule" on page 27 (F-1).

ITEM 9. Changes in the Disagreements with Accountants on Accounting and Financial Disclosures
      None
                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference from the information under the caption "Management" contained in the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before June 10, 1998 in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders scheduled to be held on or about July 10, 1998 (the "Proxy Statement").

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2)Financial Statements and Schedules - See index to financial statements on page 27 (F-1) of this Annual Report.

(a)(3)   Exhibits - See exhibit index below.

(b) The Company has not filed any reports on Form 8K during the year ended December 31, 1997.

(c) The following exhibits were filed with the Securities and Exchange Commission as exhibits to the Company's Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference. Exhibits marked with a star are filed herewith:

Exhibit No.                 Description

     3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended, along with Certificates of Designations
   * 3.1.1 Series E Preferred Stock
     3.2   By-laws of Registrant, as amended
     4.1   Specimen certificate representing Registrant's Common Stock
     4.2   Form of Class A Redeemable Warrant Certificate
     4.3   Form of Underwriter's Unit Option Purchase Agreement
     4.4 Form of Class A Redeemable Warrant Agreement with Continental Stock Transfer and Trust Company
     10.1  1990 Stock Option Plan
     10.2  1992 Stock Option Plan
     10.3  1993 Employee Stock Purchase Plan
     10.4  Form of Confidentiality, Invention and Non-Compete Agreement
     10.5  Form of Clinical Research Agreement
     10.6  Form of Collaboration Agreement
     10.7 Amended and Restated Employment Agreement by and between the Registrant and Dr. William A. Carter, dated as of July 1, 1993
     10.8 Employment Agreement by and between the Registrant and Harris Freedman, dated August 1, 1994
     10.9 Employment Agreement by and between the Registrant and Sharon Will, dated August 1, 1994
     10.10 License Agreement by and between the Registrant and The Johns Hopkins University, dated December 31, 1980
     10.11 Technology Transfer, Patent License and Supply Agreement by and between the Registrant, Pharmacia LKB Biotechnology Inc., Pharmacia P-L Biochemicals Inc. and E.I. du Pont de Nemours and Company, dated November 24, 1987
     10.12 Pharmaceutical Use Agreement, by and between the Registrant and Temple University, dated August 3, 1988
     10.13 Assignment and Research Support Agreement by and between the Registrant, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989
     10.14 Lease Agreement between the Registrant and Red Gate Limited Partnership, dated November 1, 1989, relating to the Registrant's Rockville, Maryland facility
     10.15 Agreement between the Registrant and Bioclones (Proprietary) Limited
     10.16 Amendment, dated August 3, 1995, to Agreement between the Registrant and Bioclones (Proprietary) Limited (contained in Exhibit (10.46)

     21    Subsidiaries of the Registrant

       26                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HEMISPHERx BIOPHARMA, INC.


                      By: /S/ William A. Carter
                         ----------------------
                        William A. Carter, M.D.
                        Chief Executive Officer


March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                         Chairman of the Board, Chief       March 23, 1998
/S/ William A. Carter    Executive Officer and Director
--------------------
William A. Carter



                         Director                           March 23, 1998
/S/ Richard Piani
---------------------
Richard Piani



                         Chief Financial Officer            March 18, 1998
/S/ Robert E. Peterson
----------------------
Robert E. Peterson



                         Secretary and Director             March 23, 1998
/S/ Ransom Etheridge
----------------------
Ransom Etheridge



                         Assistant Secretary and Treasurer  March 18, 1998
/S/ Josephine Dolhancryk
------------------------
Josephine Dolhancryk

       27        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

                  Index to Consolidated Financial Statements




                                                               Page

  Independent Auditors' Report. . . . . . . . . . . . . . . . . 28


  Consolidated Balance Sheets at December 31, 1996 and 1997 . . 29


  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997. . . . . . . 30


  Consolidated Statements of Stockholders' Equity(Deficit)
  for each of the years in the three-year period ended
  December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . 31


  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997 . . . . . . .33


  Notes to Consolidated Financial Statements . . . . . .. . . . 35

Independent Auditors' Report


The Board of Directors and Stockholders
Hemispherx Biopharma, Inc.:

          We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP

February 20, 1998
Philadelphia, Pennsylvania

                HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                       December 31, 1996 and 1997

                                              December 31,
                                       -------------------------
                                          1996            1997
                                        -------          -------
                                ASSETS

Current assets:
 Cash and cash equivalents. . . . .   $5,279,429      $ 8,965,714
 Short term investments (Note 3). .           -         1,001,410
 Prepaid expenses and
   other current assets . . . . . .      105,341           99,026
                                     -----------       ----------
   Total current assets . . . . . .    5,384,770       10,066,150
Prroperty and equipment, net . . . .      83,475           70,637
Patent and trademarks rights, net .    1,502,816        1,387,523
Security deposits . . . . . . . . .       28,323           18,323
                                     -----------       ----------
   Total assets. . . . . . . . . .   $ 6,999,384      $11,542,633
                                     ===========       ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable . . . . . . . . .  $   598,078      $   465,166
 Accrued expenses (Note 5). . . . .      548,312          332,045
                                     -----------       ----------
    Total current liabilities . . .    1,146,390          797,211


Commitments and contingencies
 (Notes 6, 8, 10, 11 and 13)

Stockholders' equity
 (Notes  6 and 7):
  Preferred stock . . . . . . . . .            50              37
  Common stock. . . . . . . . . . .        16,160          21,042
  Additional paid-in capital. . . .    54,080,171      65,255,571
  Deferred compensation . . . . . .            -         (137,132)
  Unrealized loss on securities
    available for sale. . . . . . .            -           (2,183)
  Accumulated deficit . . . . . . .   (48,243,387)    (54,391,913)
                                     ------------     -----------
    Total stockholders' equity. . .     5,852,994      10,745,422
                                     ------------     -----------
    Total liabilities and
     stockholders' equity . . . . .   $ 6,999,384     $11,542,633
                                     ============     ===========

  See accompanying notes to consolidated financial statements.

                 HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
    For each of the years in the three-year period ended December 31, 1997

                                                December 31,
                                        ---------------------------
                                       1995         1996         1997
                                     -------      -------       ------
Revenues:
 Research and development . . . .  $   65,910   $   32,044   $  258,715
 License fees . . . . . . . . . .   2,900,000           -           -
                                     --------    ---------   ----------
    Total revenues. . . . . . . .   2,965,910       32,044      258,715

Costs and expenses:
 Research and development . . . .   1,028,662    1,902,327    3,175,398
 General and
     administrative (Note 11) . .   2,880,443    3,023,590    2,194,945
 Preferred stock conversion expense          -          -     1,262,523
                                    ---------    ---------   ----------
    Total cost and expenses . . .   3,909,105    4,925,917    6,632,866

Debt conversion expense . . . . .    (149,384)          -             -
Interest income . . . . . . . . .      95,887      339,384      267,291
Interest expense (Note 13). . . .    (843,148)          -             -
                                    ---------     ---------   ---------

    Net loss. . . . . . . . . . . $(1,839,840) $(4,554,489) $(6,106,860)
                                    =========     =========   =========


Basic loss per share. . . . . . . $      (.18) $      (.29)       (.35)
                                    ==========   ==========  ==========

Weighted average shares
   outstanding. . . . . . . . . .   10,341,163   15,718,136  17,275,994
                                    ==========   ==========  ==========

Diluted loss per share. . . . . . $      (.18) $      (.29)       (.35)
                                    ==========   ==========  ==========

Weighted average common and dilutive
   equivalent shares outstanding.   10,341,163   15,718,136  17,275,994
                                    ==========   ==========  ==========

See accompanying notes to consolidated financial statements.

                      HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity(Deficit)
        For each of the years in the three-year period ended December 31, 1997

                                       Preferred   Common
                                         Stock     Stock      Preferred    Common    Preferred  Common
                                      subscribed subscribed    stock       stock       Stock     Stock
                                        shares     shares      shares      shares   subscribed subscribed
                                       ---------  ---------   ---------  ---------- ---------- ----------
Balance at December 31, 1994. . . .     651,112   2,082,952     810,029   5,136,756  4,772,233 1,061,331
Redeemable preferred stock dividend          -           -           -           -          -         -
Debt to preferred stock dividend. .          -           -      172,414          -          -         -
Warrants issued in connection
  with imputed and forgiven
  interest charges. . . . . . . . .          -           -           -           -          -         -
Preferred stock subscribed. . . . .      10,000          -           -           -      50,000        -
Debt to common stock conversion . .          -      100,000          -           -          -     50,000
Issuance of common stock
  certificate . . . . . . . . . . .          -   (2,182,952)         -    2,182,952         - (1,111,331)
Issuance of preferred stock
  certificates. . . . . . . . . . .    (626,112)         -      626,112          -  (4,472,233)       -
Convert redeemable to common. . . .          -           -           -      343,879         -         -
Convert preferred to common . . . .     (35,000)         -   (1,608,555)  1,807,088   (350,000)       -
Issuance of common stock, net of
  issuance cost . . . . . . . . . .          -           -           -    5,313,000         -         -
Warrants Exercised. . . . . . . . .          -           -           -      797,917         -         -
Net loss. . . . . . . . . . . . . .          -           -           -           -          -         -
                                     ----------   ---------   ---------  ----------  --------- ---------
Balance at December 31, 1995. . . .          -           -           -   15,581,592         -         -

Warrants Exercised. . . . . . . . .          -           -           -      202,083         -         -
Preferred Stock Issued. . . . . . .          -           -        6,000          -          -         -
Preferred Stock Converted . . . . .          -           -       (1,000)    376,530         -         -
Stock Option Compensation . . . . .          -           -           -           -          -         -
Net loss. . . . . . . . . . . . . .          -           -           -           -          -         -
Preferred Dividends . . . . . . . .          -           -           -           -          -         -
                                     ----------   ---------   ---------  ----------  --------- ---------
Balance at December 31, 1996  . . .          -           -        5,000  16,160,205         -         -

Stock conversion costs. . . . . . .          -           -           -      200,000         -         -
Repayment of lock-up. . . . . . . .          -           -           -           -          -         -
Stock compensation, net . . . . . .          -           -           -           -          -         -
Debt conversion . . . . . . . . . .          -           -           -           -          -         -
Preferred stock redeemed. . . . . .          -           -       (5,000)         -          -         -
Issuance of preferred stock
  certificates. . . . . . . . . . .          -           -        5,000          -          -         -
Preferred dividends forgiven. . . .          -           -           -           -          -         -
Preferred stock converted . . . . .          -           -       (1,350)    675,000         -         -
Warrants and options exercised. . .          -           -           -      199,067         -         -
Issuance of common stock, net of
  issuance cost . . . . . . . . . .          -           -           -    3,808,334         -         -
Unrealized loss on securities
  available for sale. . . . . . . .          -           -           -           -          -         -
Net loss. . . . . . . . . . . . . .          -           -           -           -          -         -
Preferred Dividends . . . . . . . .          -           -           -           -          -         -
                                     ----------   ---------   ---------  ---------- --------- ---------
Balance at December 31, 1997  . . .          -           -        3,650  21,042,606         -         -
                                     ==========   =========   =========  ========== ========= =========

See accompanying notes to consolidated financial statements.

                      HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity(Deficit)-CONTINUED
        For each of the years in the three-year period ended December 31, 1997
                                                   Common                             Unrealized
                                                   Stock                              loss on
                                                   .001     Additional                securities                     Total
                                      Preferred     Par      paid-in    Deferred      available     Accumulated   stockholders
                                        stock      Value     capital    compensation  for sale        deficit    equity(deficit)
                                     ----------  ----------  ----------  ----------   ----------    -----------  ---------------
Balance at December 31, 1994. . . .  $7,200,017  $   5,136  $14,036,082          -            -     $(41,704,486)  $(14,629,687)
Redeemable preferred stock dividend          -           -     (314,873)         -            -               -        (314,873)
Debt to preferred stock dividend. .     749,383          -           -           -            -               -         749,383
Warrants issued in connection
  with imputed and forgiven
  interest charges. . . . . . . . .          -           -      572,681          -            -               -         572,681
Preferred stock subscribed. . . . .          -           -           -           -            -               -          50,000
Debt to common stock conversion . .          -           -           -           -            -               -          50,000
Issuance of common stock
  certificate . . . . . . . . . . .          -        2,183   1,109,148          -            -               -              -
Issuance of preferred stock
  certificates. . . . . . . . . . .   4,472,233         -            -           -            -               -              -
Convert redeemable to common. . . .          -          344   3,552,863          -            -               -       3,553,207
Convert preferred to common . . . . (12,421,633)      1,807  12,769,826          -            -               -              -
Issuance of common stock, net of
  issuance cost . . . . . . . . . .          -        5,313  15,825,644          -            -               -      15,830,957
Warrants Exercised. . . . . . . . .          -          798     398,159          -            -               -         398,957
Net loss. . . . . . . . . . . . . .          -           -           -           -            -       (1,839,840)    (1,839,840)
                                     ----------  ----------  ----------  ----------   ----------      ----------     ----------
Balance at December 31, 1995. . . .          -       15,581  47,949,530          -            -      (43,544,326)     4,420,785

Warrants Exercised. . . . . . . . .          -          202     100,839          -            -               -         101,041
Preferred Stock Issued. . . . . . .          60          -    5,395,825          -            -               -       5,395,885
Preferred Stock Converted . . . . .         (10)        377        (367)         -            -               -              -
Stock Option Compensation . . . . .          -           -      634,344          -            -               -         634,344
Net loss. . . . . . . . . . . . . .          -           -           -           -            -       (4,554,489)    (4,554,489)
Preferred Dividends . . . . . . . .          -           -           -           -            -         (144,572)      (144,572)
                                     ----------  ----------  ----------  ----------   ----------      ----------      ----------
Balance at December 31, 1996  . . .          50      16,160  54,080,171          -            -      (48,243,387)     5,852,994

Stock conversion costs. . . . . . .          -          200   1,199,800          -            -               -       1,200,000
Repayment of lock-up. . . . . . . .          -           -     (109,712)         -            -               -        (109,712)
Stock compensation, net . . . . . .          -           -      199,655    (137,132)          -               -          62,523
Debt conversion . . . . . . . . . .          -           -       55,000          -            -               -          55,000
Preferred stock redeemed. . . . . .         (50)         -   (4,999,950)         -            -               -      (5,000,000)
Issuance of preferred stock
  certificates. . . . . . . . . . .          50          -    4,834,873          -            -               -       4,834,923
Preferred dividends forgiven. . . .           -          -      171,775          -            -               -         171,775
Preferred stock converted . . . . .         (13)        675        (662)         -            -               -              -
Warrants and options exercised. . .          -          199     424,916          -            -               -         425,115
Issuance of common stock, net of
  issuance cost . . . . . . . . . .          -        3,808   9,399,705          -            -               -       9,403,513
Unrealized loss on securities
  available for sale. . . . . . . .          -           -           -           -        (2,183)             -          (2,183)
Net loss. . . . . . . . . . . . . .          -           -           -           -            -       (6,106,860)    (6,106,860)
Preferred Dividends . . . . . . . .          -           -           -           -            -          (41,666)       (41,666)
                                     ----------  ----------  ----------   ----------   ----------      ----------     ----------
Balance at December 31, 1997  . . .  $       37  $   21,042 $65,255,571   $(137,132)   $  (2,183)   $(54,391,913)   $10,745,422
                                     ==========  ==========  ==========   ==========   ==========      ==========     ==========

See accompanying notes to consolidated financial statements.

       33         HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
     for each of the years in the three-year period ended December 31, 1997
              Increase (Decrease) in Cash and Cash Equivalents

                                                       December 31,
                                              -----------------------------
                                              1995        1996         1997
                                             ------      ------       ------
Cash flows from operating activities:
 Net loss . . . . . . . . . . . . . .   $(1,839,840) $(4,554,489) $(6,106,860)

 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation of property
   and equipment. . . . . . . . . . .         54,000       56,958      28,315
  Amortization of patent rights . . .        222,000       90,935     123,812
  Imputed interest charges. . . . . .         41,360           -           -
  Debt conversion expense . . . . . .        149,384           -           -
  Write-off of patent rights. . . . .        100,017       41,156     300,253
  Stock conversion costs. . . . . . .          -               -   1,200,000
  Stock option compensation expense .             -       634,344      62,523
  Changes in assets and liabilities:
   Prepaid expenses
        and other current assets. . .        (59,985)     (42,599)      6,315
   Accounts payable . . . . . . . . .     (1,156,084)    (497,559)    (77,912)
   Accrued expenses . . . . . . . . .        547,561   (1,844,893)   (188,057)
   Security deposits. . . . . . . . .          2,368       18,241      10,000
                                          ----------   ----------   ----------
    Net cash used in
      operating activities. . . . . .     (1,939,219)  (6,097,906) (4,641,611)
                                          ----------   ----------   ----------
Cash flows from investing activities:
 Purchase of property and equipment .         (3,625)     (86,480)    (15,477)
 Additions to patent rights . . . . .       (132,689)    (389,815)   (308,772)
 Purchase of short term investments .             -            -    (1003,593)
                                          ----------   ----------   ----------
      Net cash used in investing
                       activities . .     $ (136,314)  $ (476,295) $(1,327,842)
                                          ----------   ----------   ----------
                             (CONTINUED)

See accompanying notes to consolidated financial statements.

       34        HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)

                                                       December 31,
                                              ----------------------------
                                              1995         1996       1997
                                             -----         ----       ----
Cash flows from financing activities:
 Proceeds from issuance of
             preferred stock. . . . .     $     -     $ 5,395,885  $4,834,923
 Proceeds from shareholder loans. . .       35,000             -           -
 Proceeds from notes payable. . . . .    1,762,000             -           -
 Payments on notes payable. . . . . .   (1,837,000)            -           -
 Payments on stockholder notes. . . .   (2,860,911)    (4,920,000)         -
 Principal payments under capital
                  lease obligation. .      (23,308)            -           -
 Preferred stock redeemed.. . . . . .           -              -   (5,000,000)
 Proceeds from issuance of
                    common stock. . .   18,595,000             -    9,403,513
 Stock issuance costs . . . . . . . .   (2,764,043)            -       (7,814)
 Proceeds from exercise of
                    stock warrants. .      398,957        101,040     425,116
 Dividends paid on preferred stock. .           -         (14,462)         -
                                         ---------     ----------   ---------
     Net cash provided by
      financing activities. . . . . .   13,305,695        562,463   9,655,738
                                         ---------     ----------   ---------
     Net increase (decrease) in cash and
      cash equivalents. . . . . . . .   11,230,162     (6,011,738)  3,686,285

Cash and cash equivalents at
             beginning of year. . . .       61,005     11,291,167   5,279,429
                                         ---------     ----------   ---------
Cash and cash equivalents
                   at end of year . .  $11,291,167    $ 5,279,429 $ 8,965,714
                                         =========     ==========   =========

Supplemental disclosures of cash flow information:
 Cash paid during the year
                    for interest. . .  $   186,503  $     3,999   $     6,700
                                         =========    ==========   ==========

Supplemental disclosure of noncash investing activities:
 Debt to equity conversion. . . . . .  $   799,383  $        -    $        -
 Accounts payable and accrued expenses to
  equity conversion . . . . . . . . .       50,000           -         55,000
 Forgiveness of interest. . . . . . .      572,681           -             -
 Preferred stock to equity conversion.   3,238,334      899,314            -

See accompanying notes to consolidated financial statements.

       35      HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996 AND 1997
(1) Business

Hemispherx BioPharma, Inc. and subsidiaries (the Company) is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The Company's drug technology uses specially-configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen, is in human clinical development for various therapeutic indications. The efficacy and safety of Ampligen is being developed clinically for three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome (ME/CFS) (Phase II) clinical trial completed and Phase II/III clinical trial authorized); human immunodeficiency virus associated disorders (Phase II clinical trial); and chronic hepatitis B virus infection (Phase I/II clinical trial in process). The Company also has clinical experience with Ampligen in patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma.

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

In November 7, 1995, the Company completed an initial public offering (IPO) of 5,312,900 units of Hemispherx BioPharma, Inc. resulting in net proceeds of approximately $15.8 million. Each unit consists of one share of the Company's Common Stock and one Class A Redeemable Warrant, exercisable for one share of Common Stock at $4.00 per share. These Class A Redeemable Warrants are subject to redemption by the Company beginning November 2, 1997 at $.05 per warrant in the event that the closing bid price of the Company's Common Stock exceeds $9.00 for a specified time period. In connection with the IPO, the underwriter was granted an option to purchase 462,000 units at $5.775 per unit.

On May 1, 1997, the Company received permission from the U.S. Food and Drug Administration (FDA) to recover costs from Chronic Fatigue Syndrome (CFS) patients in the Company's AMP-511 open-label treatment protocol. In June, 1997, five(5) clinical sites across the United States had been approved to Participate in this protocol. The cost of Ampligen to the patient is $2,100 for the first eight weeks of treatment and $2,400 for each additional eight-week period thereafter. This treatment protocol has begun to enroll CFS patients at these centers in the U.S. The Company is discussing the design of a controlled CFS clinical trial (AMP-516) with the FDA.

The accompanying consolidated financial statements have been prepared on a going concern basis which assumes the continuity of operations and the realization of assets and liabilities in the ordinary course of business.

Since 1987, the Company has incurred substantial operating losses and could incur losses over the next several years. The Company's cash requirements have exceeded its resources due to its expenditures for research and development, obtaining regulatory approvals, fees and expenses to prosecute and maintain its patent estate, fees and expenses related to the initial public offering ("IPO") and various general and administrative expenses. The Company's ability to achieve profitable operations is dependent on successfully developing products, obtaining regulatory approvals on a timely basis and making the transition from a research and development firm to an organization producing commercial products or entering into agreements for product commercializations. The Company will need to produce income from cost recovery clinical trials in Canada, Belgium and the United States and may raise funds through equity or debt financing, collaborative arrangements with corporate partners, off-balance sheet financing or from other sources.

       36     HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash equivalents consist of money market, bank certificates of deposit, and overnight repurchase agreements collateralized by money market securities with original maturities of less than three months, with both a cost and fair value of $5,279,429 and $8,965,714 at December 31, 1996 and 1997, respectively.

(b) Investments

The Company classifies investments with original maturities of three months or less as cash equivalents.Investments with original maturities of more than three months are considered available for sale.The investments classified as available for sale are U.S. Treasury notes and are carried at estimated fair value with unrealized gains and losses recorded as a component of shareholders' equity.

(c) Property and Equipment
                                                    1996         1997
                                                    ----         ----
        Furniture, fixtures, and equipment        $624,813    $640,290
        Leasehold improvements                      61,576      61,576
                                                   -------     -------
        Total property and equipment               686,389     701,866
        Less accumulated depreciation              602,914     631,229
                                                   -------     -------
        Property and equipment, net               $ 83,475    $ 70,637
                                                   =======     =======
Property and equipment consist of furniture, fixtures, office equipment, and leasehold improvements recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to seven years.

Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

(d) Patent and Trademark Rights

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over ten years. The Company reviews its patents and trademarks periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash flow basis to support the realizability of its respective capitalized cost. In addition, management's review addresses whether the patent and trademark continues to fit into the Company's strategic business plans. During the years ended December 31, 1996 and 1997, the Company decided not to renew patents in certain countries for various reasons and has recorded $41,156 and $91,952 respectively, relating to the expense of writing off these patents as a charge to research and development.In addition, the Company increased the reserve for possible future patents write-offs by $208,661 in 1997. Accumulated amortization as of December 31, 1996 and 1997 is $795,117 and $1,116,726, respectively. In addition the Company wrote off $240,743 of fully amortized patents and trademarks during 1996.

       37    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997
(e) Revenue

Revenue is recognized immediately for nonrefundable license fees when agreement terms require no additional performance on the part of the Company. Revenue from research and development is recognized when earned. Revenue related to sales of Ampligen were $65,910, $32,044 and $258,715 for 1995, 1996, and 1997 respectively.

(f) Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common and diluted potential shares outstanding during the period. Potential common shares consist of stock options and warrants using the treasury stock method and are excluded if their effect is antidilutive.

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings per Share ("EPS"). SFAS 128 establishes and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and makes them comparable to international EPS standards. Pursuant to the adoption of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, the Company has restated its net loss per share for all previously issued periods. Accordingly, all net loss per share calculations reflect a historical approach methodology rather than the methodology rquired by the superceded guidance of APB 15 and Staff Accounting Bulletin No. 83 under which amounts were previously presented.

(g) Accounting for Income taxes

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

(h) Sales of Subsidiary Stock

The Company intends to account for any sales of its subsidiaries' stock as capital transactions. However, as of December 31, 1996 and 1997, the Company owned 100% of each subsidiaries stock.

(i) New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Standards No. 130, Reporting Comprehensive Income ("Statement 130"). This Statement requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this accounting standard as required. The adoption of this standard will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

In June 1997, the FASB also issued Statement of Financial Standard No. 131,

       38    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

(j) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(3) Investments

At December 31, 1997, securities classified as available for sale are summarized below.
                                                   Unrealized
                                      Adjusted   --------------    Carrying
                                        Cost     Gains   (Losses)    Value
                                       -------   -----    ------   -------
U.S. Treasury note                   $1,003,593    -   $ (2,183) $1,001,410
                                       =======   =====    ======   =======
There were no marketable securities at December 31, 1996.

(4) Stock-Based Compensation

In 1996,the Company granted 350,000 warrants to purchase common stock to certain key employees in recognition of services performed and services to be performed. The per share weighted average fair value of the stock purchase warrants granted during 1996 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero, risk free interest rate of 6.02%, volatility 39.71%, and an expected life of two years.

In 1997, the Company granted 64,597 stock purchase options to employees with at least one year of service in recognition of services performed and services to be performed. The per share weighted average fair value of the stock purchase warrants granted during 1997 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero, risk free interest rate of 6.14%, volatility 112.25%, and an expected life of 5 years.

The Company applies APB Opinion No.25 in accounting for stock-based compensation of its employees and, accordingly, no compensation cost has been recognized for stock purchase warrants issued to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation of its employees the Company's net loss would have been increased to the pro forma amount indicated below:
                                                     1996          1997
                                                     ----          ----
           Net loss            As reported       $(4,554,489)  $(6,106,860)
                               Pro forma          (4,782,722)   (6,203,259)

There was no stock-based compensation for employees in 1995.

       39    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

(5) Accrued Expenses

Accrued expenses at December 31, 1996 and 1997  consists of the following:
                                                    December 31,
                                                   -------------
                                                  1996       1997
                                                  ----       ----
Accrued payroll and benefits . . . . . . .     $126,296    $  9,031
Accrued stock conversion costs . . . . . .           -      101,899
Accrued dividends. . . . . . . . . . . . .      130,109          -
Accrued fees for HIV studies . . . . . . .           -       41,936
Accrued taxes. . . . . . . . . . . . . . .       76,884      86,734
Accrued professional fees (Note 13). . . .      162,719      31,095
Accrued other. . . . . . . . . . . . . . .       52,304      61,350
                                              ---------    --------
                                               $548,312    $332,045
                                              =========    ========
(6) Stockholders' Equity
(a) Common Stock

The Company is authorized to issue 50,000,000 shares of $.001 par value Common Stock. As of December 31, 1996 and 1997, 16,160,205 and 21,042,606 shares were issued and outstanding, respectively.

(b) Common Stock Options and Warrants
(i) Stock Options

The 1990 Stock Option Plan provides for the grant of options to purchase up to 460,798 shares of the Company's Common Stock to employees, directors, and officers of the Company and to consultants, advisors, and other persons whose contributions are important to the success of the Company. The recipients of options granted under the 1990 Stock Option Plan, the number of shares to be converted by each option, and the exercise price, vesting terms,if any, duration and other terms of each option shall be determined by the Company's board of directors or, if delegated by the board, its Compensation Committee. No option is exercisable more than 10 years and one month from the date as of which an option agreement is executed. These shares become vested through various periods not to exceed four years from the date of grant. The option price represents the fair market value of each underlying share of Common Stock at the date of grant, as determined by the Company's board of directors.

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:
                                                       December 31
                                       Option    ------------------------
                                       price     1995     1996       1997
                                                 ----     ----       ----
Outstanding, beginning of year. . . $1.06-4.34  285,620  232,830    234,953
Granted . . . . . . . . . . . . . .  3.50-4.34       -     2,123     64,597
Cancelledv. . . . . . . . . . . . .   .11-4.34  (52,790)      -          -
Exercised . . . . . . . . . . . . .        .11       -        -      (8,294)
                                     ---------- -------  -------    -------
Outstanding, end of year. . . . . . $1.06-4.34  232,830  234,953    291,256
                                     ========== =======  =======    =======
Exercisable . . . . . . . . . . . . . . . . . . 165,244  215,161    206,867
                                                =======  =======    =======
Exercised in current and prior years. . . . . .(10,576) (10,576)   (18,870)
                                                =======  =======    =======
Available for future grants . . . . . . . . . . 217,392  215,269    150,672
                                                =======  =======    =======

       40    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

In December 1992, the Board of Directors approved the 1992 Stock Option Plan(the 1992 Stock Option Plan) which provides for the grant of options to purchase up to 92,160 shares of the Company's Common Stock to employees, directors, and officers of the Company and to consultants, advisers, and other persons whose contributions are important to the success of the Company. The recipients of the options granted under the 1992 Stock Option Plan, the number of shares to be covered by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the Company's board of directors. No option is exercisable more than 10 years and one month from the date as of which an option agreement is executed. To date, no options have been granted under the 1992 Stock Option Plan.

The Company's 1993 Employee Stock Purchase Plan (the 1993 Purchase Plan) was approved by the board of directors in July 1993.The outline of the 1993 Purchase Plan provides for the issuance, subject to adjustment for capital changes, of an aggregate of 138,240 shares of Common Stock to employees.

The 1993 Purchase Plan is administered by the Compensation Committee of the board of directors. Under the 1993 Purchase Plan, Company employees are eligible to participate in semi-annual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price for such shares is equal to the lower of 85% of the fair market value of such shares on the date of grant or 85% of its fair market value of such shares on the date such right is exercised. There have been no offerings under the 1993 Purchase Plan to date and no shares of Common Stock have been issued thereunder.

(ii) Warrants

The warrants outstanding at December 31, 1997, related to the issuance of former notes payable and stockholder notes payable (Note 13) which are exercisable into Common Stock, are subject to antidilution adjustments.
                                            Common Stock
                                        --------------------
                                        Exercise   Number of
                                         Price      Shares       Expiration
                                        --------   ---------     ----------
Notes payable:
 Former noteholders (see Note 13) .      $10.85      119,807   November, 2005
    "         "          "      . .       $1.84      140,000       "       "
Stockholders notes:
 Stockholders . . . . . . . . . . .       $3.50      292,160     Oct. 1999
 Stockholder. . . . . . . . . . . .       $3.50      300,000     Oct. 1999
 Stockholder. . . . . . . . . . . .       $1.75       75,000     Mar. 2000
 Stockholder. . . . . . . . . . . .       $3.50       10,000     Mar. 1999
                                                    ---------
                 Subtotal:                           936,967
                                                    =========
In 1997, warrant holders in this group exercised 198,294 warrants to purchase common stock which produced $445,341 in gross proceeds, of which $21,517 was received in 1998.

(iii) Other Warrants

In addition, the Company has issued other warrants outstanding - totalling 14,693,967 which consists of the following:

In November,1994, the Company granted Rule 701 Warrants to purchase an aggregate of 2,080,000 shares of Common Stock to certain officers and directors. These Warrants are exercisable at $3.50 per share and, if not exercised, expire in September, 1999.

        41    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

From February through April 1995,the Company executed Bridge Loan Agreements and promissory notes with 17 accredited lenders totaling $1,500,000. These notes required interest at 8% per annum and were paid on the closing date of the IPO. Interest has been imputed at 12% and is recognized as interest expense and additional paid in capital in 1995 to reflect the issuance of additional warrants to reflect the reduction in interest. Such agreements also included various affirmative and negative covenants. As additional consideration, the lenders had options to purchase 1,000,000 bridge units issuable upon the effective date of the IPO at an exercise price of $.50 for a period of five years. Each bridge option consists of one share of common stock and one class A redeemable warrant to purchase common stock at $4.00 per share. 797,917 units were exercised in 1995 and 202,083 were exercised in 1996 at $.50 per unit.

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

In June 1995, the Company entered into an agreement with The Sage Group whereby, in return for identifying certain distribution partners, The Sage Group will receive certain percentages of the proceeds from the first distribution agreement arising from such identification. In addition, the Company will pay to The Sage Group a monthly retainer and has given warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.75 share. In May, 1996, additional warrants to purchase 140,000 shares of Common Stock were issued at an exercise price of $3.50. In May, 1997, additional warrants to purchase 150,000 shares of common stock were issued at an exercise price of $3.50, as part of the engagement contract.

In connection with the IPO completed on November 7, 1995, the Company sold 5,312,900 units. Each unit consisted of one share of common stock and one Class A Redeemable Warrant exercisable at $4.00 per share. Warrant holders exercised 100 shares at the exercise price during 1997.

Also, as part of the underwriting agreement, the underwriter received warrants to purchase 462,000 shares of common stock at $5.775 per share as well as 462,000 Class A Redeemable Warrants to purchase common stock at $6.60 per share. These warrants expire five years from the date of the IPO.

As part of the placement of the $5 million of Series E Convertible Preferred Stock in March, 1997, 150,000 warrants were issued to an investment banking firm to purchase common stock at $3 per share. The warrants will expire March 31, 2000.

In connection with the stock issued in September, 1997, the company issued 385,067 warrants to several entities to purchase common stock at $4 per share. The warrants will expire December 31. 2000.

1,702,000 warrants have been granted to other parties, stockholders and employees for services performed. These warrants are exercisable at rates of $2.50 to $4.00 per warrant.

If all outstanding warrants are exercised, the Company would realize gross proceeds of $56,109,256.

       42     HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

(iv) Subsidiary Warrants

In May 1995, the officers and directors of BioAegean Corp. were elected and approved. The board of directors approved the issuance of 6,000,000 shares of Common Stock, of which 1,000,000 shares are to be offered for sale to certain investors at $1.00 per share. In addition, the directors approved options for directors and officers totaling 1,200,000 shares at an exercise price of $1.00. In consideration for licensing certain patents, the board authorized 1,000,000 shares of common stock to be issued to Hemispherx BioPharma, Inc., options for an additional 1,000,000 shares of common stock at the lesser of the initial public offering price of BioAgean Corp. or $5.00 per share and 10,000 shares of Preferred stock to Hemispherx BioPharma, Inc. Only the common stock shares of Hemispherx BioPharma, Inc have been issued as of December 31, 1996 and 1997.

(7) Convertible Preferred Stock

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

The Preferred Stock earned dividends at the rate of $50 per annum per share as declared by the Board of Directors of the Corporation. The dividends were cumulative and payable quarterly commencing October 1, 1996 in cash or common stock at the election of the Company. In October, 1996, the Preferred Shareholder converted 1,000 shares of Series D Convertible Preferred stock into 376,530 shares of common stock.

On September 16,1996 the Company's registration statement registering the common stock underlying the Preferred Stock and the Warrants was declared effective by the SEC.

In March, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from this placement were used to retire the balance of Series D Convertible Stock issued in July of 1996. As a result of this transaction in 1997, the Company incurred a $1.2 million stock conversion cost, however, this had no effect on the net equity of the company as it was offset by an increase in additional paid-in capital. The holders of Series E Convertible Preferred Stock shall receive cumulative dividends when and if declared by the board of directors at the rate of $60 per share. Holders of Series E Convertible Preferred Stock upon surrender of the certificates shall have the right to convert the Series E preferred into fully paid and non-assessable share of Common Stock.

On April 18, 1997, the Company's registration statement registering the common stock underlying the preferred stock and warrants was declared effective by the SEC. As of December 31, 1997, five holders of Series E convertible preferred stock had converted their holding into 675,000 shares of common stock.

(8) Research, Consulting and Supply Agreements

The Company has entered into various clinical research agreements for the purpose of undertaking clinical evaluations of the safety and efficacy of Ampligen. The Company's obligation under these agreements is primarily dependent on the number of actual patients enrolled in the study. During the years ending December 31, 1995, 1996 and 1997, the Company incurred approximately $179,000 of research fees under these agreements.

In August, 1988, the Company entered into a pharmaceutical use license agreement

       43     HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

with Temple University (the Temple Agreement). In July, 1994, Temple terminated the Temple Agreement. In November, 1994, the Company filed suit against Temple in the Superior Court of the State of Delaware seeking a declaratory judgement that the agreement was unlawfully terminated by Temple and therefore remained in full force and effect. Temple filed a separate suit against the Company seeking a declaratory judgement that its agreement with the Company was properly terminated. These legal actions have now been settled. Under the settlement, the parties have entered into a new pharmaceutical use license agreement (New Temple Agreement) that is equivalent in duration and scope to the previous license. Under the terms of the New Temple Agreement, Temple granted the Company an exclusive world-wide license for the term of the agreement for the commercial sale of Oragen products using patents and related technology held by Temple, which license is exclusive except to the extent Temple is required to grant a license to any governmental agency or non-profit organization as a condition of funding for research and development of the patents and technology licensed to the Company. (Note 13).

The Company has entered into agreements for consulting services which are performed at certain institutions and by certain individuals. The Company's obligation to fund these agreements can generally be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 1995, 1996 and 1997, the Company incurred approximately $87,000, $188,000 and $124,000, respectively, of consulting fees under these agreements.

In September 1995, the Company entered into an agreement with Rivex Pharma Inc., (``Rivex''), pursuant to which Rivex will provide various services in connection with the marketing and exclusive distribution of Ampligen in Canada on an emergency drug release basis. Under the terms of this agreement,the Company will supply and Rivex will purchase as much Ampligen as necessary to satisfy Rivex's customers at a mutually agreed upon cost. In return, Rivex will retain the exclusive right to market and distribute Ampligen in Canada. This agreement was terminated by the Company in 1997.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 1995 the Company provided matching contributions to each employee for up to 6% of annual pay or $25,500. The Company also absorbed the cost of employee contributions of $25,500. In 1996 and 1997, the Company provided matching contributions to each employee for up to 6% of annual pay of $31,580, and $30,598 respectively.

(10) Royalties, License, and Employment Agreements

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

       44     HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

As described in Note 8, the Company has agreed to pay royalties under the Temple Agreement and to its supplier of raw materials.

The Company has contractual agreements with three of its officers. The aggregate annual base compensation under these contractual agreements for 1995, 1996, 1997 is $540,000, $589,552 and $611,678 respectively. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 1997 no performance bonuses were granted. Pursuant to the employment agreements, certain officers were granted options under the 1990 Stock Option Plan to purchase an aggregate of 82,942 shares of the Company's Common Stock at exercise prices ranging from $2.72-$4.34 and Rule 701 Warrants to purchase 2,080,000 shares of Common Stock at $3.50 per share. One of the employment agreements provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement.

In October 1994, the Company entered into a licensing agreement with Bioclones (Propriety) Limited (SAB/Bioclones) with respect to codevelopment of various RNA drugs, including Ampligen, for a period ending three years from the expiration of the last licensed patents.The licensing agreement provides SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia) as well as the United Kingdom and Ireland (the licensed territory). In exchange for these marketing and manufacturing rights, the licensing agreement provides for: (a) a $3 million cash payment to the Company, all of which was recorded during the year ended December 31, 1995; (b) the formation and issuance to the Company of 24.9% of the capital stock of Ribotech, a company which develops and operates a new manufacturing facility by SAB/Bioclones, and (c) royalties of 6% to 8% of net sales of the licensed products in the licensed territories as defined, after the first $50 million of sales. SAB/Bioclones will be granted a right of first refusal to manufacture and supply to the Company licensed products for not less than one third of its world-wide sales of Ampligen, excluding SAB/Bioclones related sales. In addition, SAB/Bioclones will have the right of first refusal for oral vaccines in the licensed territory. In 1996 and 1997, the Company paid Ribotech a total of $143,549 for the purchase and delivery of polymers.

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

In December, 1995, the Company retained the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (Akin-Gump) to provide general legal counsel, advise and representation with respect to various United States regulatory agencies, primarily the Food and Drug Administration (FDA). This agreement expired in August, 1997. In September, 1997, the Company acknowledged a contingent liability of $147,000 to Akin-Gump for certain fees billed and not covered by the agreement. These fees are due Akin-Gump if and only if the Company achieves regulatory approval of Ampligen in the future.

       45    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997
(11) Leases
The Company has several noncancelable operating leases for the space in which its principal offices are located and certain office equipment.

Future minimum lease payments under noncancelable operating lease  are as follows:
     Year ending                                   Operating
     December 31,                                   leases
     -----------                                   ---------
     1998. . . . . . . . . . . . . . . . . . . . $  280,413
     1999. . . . . . . . . . . . . . . . . . . .    292,146
     2000. . . . . . . . . . . . . . . . . . . .     91,517
                                                 ---------
        Total minimum lease payments . . . . . . $  664,076
                                                 =========
Rent expense charged to operations for the years ended December 31, 1995, 1996 and 1997 amounted to approximately $289,000, $286,000 and $292,000 respectively.

On February 20, 1996, the Company entered into an agreement to amend the lease for its principal office. For a payment of $85,000 all outstanding rent and charges accrued through December 31, 1995 were forgiven by the landlord. The term of the lease was extended through April 30, 2000 with an average rent of $14,507 per month, plus applicable taxes and charges. As result of this settlement and the amended lease the Company recorded a $318,757 credit adjustment in earnings in 1996 due to the reduction in accrued and deferred rent liabilities. The credit is reflected as a reduction of general and administrative expenses.

(12) Income Taxes

At December 31, 1997, the Company had available net operating loss carryforwards of approximately $50 million for Federal income tax purposes which expire over various years through 2013. In addition, for Federal income tax purposes, the Company has approximately $6,900 of unused investment and job tax credits available to offset future taxes, if any, expiring 1998 and 1999.

The expiration dates of the net operating loss carryforwards are as follows:
     Expiration                                    Tax loss
     date                                       carryforwards
                                                   (000)'S
      ----                                       ------------
     1999. . . . . . . . . . . . . . . . . . . . $     131
     2003. . . . . . . . . . . . . . . . . . . .     1,774
     2004. . . . . . . . . . . . . . . . . . . .     5,403
     2005. . . . . . . . . . . . . . . . . . . .     3,534
     2006. . . . . . . . . . . . . . . . . . . .     8,749
     Thereafter. . . . . . . . . . . . . . . . .    30,429
                                                 -----------
                                                $   50,020
                                                 ===========
If certain substantial changes in ownership should occur there would be an annual limitation on the amount of tax attribute carryforwards which can be utilized in the future.

The Company has provided a full valuation allowance against all of its deferred tax assets.

       46    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

(13) Contingencies

The Company was a defendant in a lawsuit instituted in 1991 by participants in a double-blind placebo-controlled clinical trial of Ampligen therapy for ME/CFS. The plaintiffs alleged that the Company or its alleged agents promised them that they would receive Ampligen after the placebo-controlled study at no cost for periods ranging from ``until marketable'' to ``for life.'' Plaintiffs sought compensatory and punitive damages. The court granted the Company's motions for summary judgment upon all claims alleged by the plaintiffs in this case. The plaintiffs have appealed these orders before the United States Court of Appeals for the Ninth Circuit. In January 1996, the Court of Appeals denied their appeal and sustained the Company's position. On the basis of the Court of Appeals favorable decision, the Company believes the lawsuit will not have a material effect on the Company.

In August 1988, the Company entered into a pharmaceutical use license agreement with Temple University. Under the terms of the agreement, Temple granted the Company an exclusive world-wide license for the commercial sale of Oragen products using patents and related technology held by Temple until the last to expire of any related patents then or thereafter issued. In July 1994, Temple terminated the agreement.In November,1994, the Company filed suit against Temple in the Superior Court of the state of Delaware seeking a declaratory judgement that the agreement was unlawfully terminated by temple and therefore remained in full force and effect. Temple filed a separate suit against the Company seeking a declaratory judgement that its agreement with the Company was properly terminated. In December, 1996, these legal actions were terminated. Under the settlement, the parties have entered into a new pharmaceutical use license agreement that is equivalent to the original agreement in duration and scope.

In March 1995, the Company instituted a declaratory judgment action against the February 1992 noteholder of a $5 million convertible note and a second defendant in the United State District Court for the Eastern District of Pennsylvania (``the Pennsylvania action'') to declare as void, set aside, and cancel the February 1992 convertible note between the Company and the noteholder (``the Note''). In addition, the noteholder instituted suit against the Company on the
Note in the Circuit Court of the 15th Judicial District in and for Palm Beach County, Florida, seeking judgment on the note, plus attorneys fees, costs and expenses; in August 1995,this action was stayed by the Florida Court pending the outcome of the Pennsylvania action. The noteholder also filed a motion for a preliminary injunction in the Pennsylvania court to enjoin the Company from disbursing the proceeds of a public offering in the amount of $5.8 million, which motion was granted in November, 1995. On February 15, 1996, the Company reached an agreement to settle this matter. Terms and conditions of the settlement include payment of $6,450,000 to the noteholder to cover the note balance and legal expenses. The noteholder and related parties are to maintain certain Warrants that were granted prior to the lawsuit. Other Warrants granted to the noteholder in the note restructuring in 1994 were relinquished. The funds under this settlement were paid on March 21, 1996 and charged to the note payable, accrued interest and accrued professional fees. Mutual releases were executed which completed the settlement of the litigation.

The Company is subject to claims and legal actions that arise in the ordinary course of their business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.

       47     HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                        DECEMBER 31, 1996 AND 1997

(14) Subsequent Events

On February 9, 1998, the Company entered into an agreement with Kimberly Home Health Care, Inc., d/b/a Olsten Health Services (Olsten).This agreement appoints Olsten as a distributor of products to U.S. patients enrolled in the CFS cost recovery protocol (AMP-511). Olsten agreed to purchase Ampligen for treating these patients. In addition, Olsten agreed to provide up to $500,000 of support for other clinical trial efforts. The Company agreed to compensate Olsten for certain services in connection with conducting clinical trials.