Form 10-Q
period 1998-03-31
HEMISPHERX BIOPHARMA INC
filed 1998-05-14
CIK 946644

        1                      UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
21,073,751 shares of common stock issued and outstanding as of March 31, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                December 31,    March 31,
                                                    1997          1998
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $ 8,965,714   $ 7,700,494
  Short Term Investments                           1,001,410     1,001,410
  Prepaid expenses and other current assets           99,026        98,972
                                                 -----------    ----------
    Total current assets                          10,066,150     8,800,876

  Property and equipment, net                         70,637        95,071
  Patent and trademark rights, net                 1,387,523     1,325,431
  Security deposits                                   18,323        18,323
                                                 -----------    ----------
      Total assets                               $11,542,633   $10,239,701
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $   465,166   $   572,772
  Accrued expenses                                   332,045       243,368
                                                 -----------    ----------
    Total current liabilities                        797,211       816,140

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                         37            36
  Common stock                                        21,042        21,073
  Additional paid-in capital                      65,255,571    65,389,167
  Deferred compensation                             (137,132)     (112,030)
  Accumulated other comprehensive (loss)              (2,183)       (2,183)
  Accumulated deficit                            (54,391,913)  (55,872,502)
                                                 -----------    ----------
    Total stockholders' equity                    10,745,422     9,423,561
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $11,542,633   $10,239,701
                                                 ===========    ==========




See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                              For the Three months ended
                                                        March 31
                                               --------------------------

                                                  1997            1998
                                               ----------      ----------
Revenues:
 Cost recovery - clinical trials             $     30,207     $    85,911
                                               ----------      ----------
    Total revenues                                 30,207          85,911
                                               ----------      ----------

Costs and expenses:
  Research and development                        656,255         919,608
  General and administrative                      523.516         784,659
  Preferred stock conversion expense            1,227,864              -
                                               ----------      ----------
    Total cost and expenses                     2,407,635       1,704,267
Interest income                                    66,194         137,767
                                               ----------      ----------
   Net loss                                   $(2,311,234)    $(1,480,589)
                                               ==========      ==========



Basic loss per share                           $   (0.14)    $     (0.07)
                                               ==========      ==========

Weighted average shares outstanding            15,581,592      21,055,705
                                               ==========      ==========

Diluted loss per share                         $   (0.14)    $     (0.07)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                15,581,592      21,055,705
                                               ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
                                 For the three months ended March 31, 1998

                   Preferred  Common    Preferred  C/S  .001  Additional  Deferred     Accumulated    Accumulated  Total
                   stock      stock     stock      Par value  paid-in     Compensation other          deficit      stockholders'
                   shares     shares                          capital                  comprehensive               equity
                                                                                       loss                        (deficit)
                   -------    ------    ---------  ---------  ---------   -----------  ------------  ------------  -------------
Balance  12/31/97  3,650    21,042,606    $37      $21,042   $65,255,571  $(137,132)      $(2,183)   $(54,391,913)  $10,745,422

Common stock issued              6,145                   6        21,501                                                 21,507

Preferred stock
        converted    (50)       25,000     (1)          25           (24)                                                    -


Repayment of lock up                                             (79,587)                                               (79,587)


Stock compensation                                               191,706     25,102                                     216,808


Net loss                                                                                               (1,480,589)   (1,480,589)
                   -------    ------    ---------  ---------  ---------   -----------  ------------  ------------  -------------

Balance  12/31/98    3,600  21,073,751    $36      $21,073   $65,389,167  $(112,030)      $(2,183)   $(55,872,502)  $ 9,423,561
                   =======  ==========  =========  =========  =========   ===========  ============  ============  =============

See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                   For the Three months ended
                                                            March 31
                                                     -------------------------
                                                        1997         1998
                                                     -----------   ----------
Cash flows from operating activities:

 Net loss                                            $(2,311,234) $(1,480,589)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                    6,870        8,241
 Amortization of patents rights                           29,949       72,864
 Write-off of patent rights                               11,346       44,604
 Preferred stock conversion expense                    1,227,864           -
 Stock option compensation expense                             -      216,808
 Changes in assets and liabilities:
  Prepaid expenses and other current assets             ( 36,321)          54
  Accounts payable                                         1,952      107,606
  Accrued expenses                                      ( 19,417)      13,222
  Security deposits                                       10,000           -
                                                       ---------    ---------
 Net cash used in operating activities                (1,078,991)  (1,017,190)
                                                       ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                           -       (32,675)
 Additions to patent rights                             ( 34,472)     (55,377)
                                                       ---------    ---------
  Net cash used in investing activities                 ( 34,472)     (88,052)
                                                       ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock             4,850,382           -
 Preferred stock redeemed                             (5,000,000)          -
 Common stock issued                                           -       21,507
 Stock issuance cost                                           -     (181,485)
                                                       ---------    ---------
  Net cash used in financing activities                 (149,618)    (159,978)
                                                       ---------    ---------
Net  decrease in cash and cash equivalents            (1,263,081)  (1,265,220)
Cash and cash equivalents at beginning of period       5,279,429    8,965,714
                                                       ---------    ---------
Cash and cash equivalents at end of period            $4,016,348   $7,700,494
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

These consolidated financial statements should be read in conjunction with the Company's 1997 consolidated financial statements included in the Company's Form 10K statement filed with the SEC on March 27, 1998.

NOTE 2: SERIES E CONVERTIBLE PREFERRED STOCK

On March 7, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock.
The proceeds from placement were used to retire the $5 million balance of Series D Convertible Stock issued on July 3, 1996. In conjunction with this transaction, the Company issued 200,000 shares of common stock with a value of $6.00 per share in exchange for a lock-up in the shares through November
30, 1997. Consequently, the Company incurred a $1.2 million charge which had no effect on the total stockholders' equity as it was offset by an increase in additional paid-in capital. On January 15, 1998, the Company paid GFL Advantage Fund ("GFL") $181,486 and issued 100,000 registered shares as settlement of the amount due GFL for the difference between the actual selling price and the $6.00 value.

NOTE 3: STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $216,808 during the quarter ended March 31, 1998 for warrants granted to purchase Common stock to non-employees of the Company. This expense had no effect on shareholder equity as it was offset by an increase in additional paid-in capital.

In January 1998, the Company granted 1,065,000 stock warrants to certain employees in recognition of services performed and services to be performed. The warrants are exercisable at prices ranging from $3 - $6 per share. The share price at the grant date was $3.75 per share. The Company applies APB Opinion No. 25 in accounting for stock-based compensation of its employees and, accordingly, no compensation cost has been recognized for stock purchase warrants issued to employees in the financial statements.

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS:

In January, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses in the Company's available-for-sale short-term securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Total comprehensive income (loss) equals net income for the three months ended March 31, 1998 and 1997, respectively, as all revenues, expenses, gains and losses were included in net income.

In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which was effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion NO. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic
EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic
EPS computation to the numerator and denominator of the diluted EPS computation. This Statement requires restatement of all prior-period EPS data presented. The adoption of this Statement by the Company in 1997 did not have any impact on the Company's EPS disclosure, as the Company's stock options and warrants are anti-dilutive and are excluded from the denominator of loss per share; thus, loss per common share is equal to basic loss per share as computed under SFAS No. 128.

ITEM 2: Managements Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Hemispherx Biopharma, Inc. (the "Company") is working to develop the Ampligen and Oragen families of RNA drugs for the treatment of viral diseases and certain cancers. Ampligen, its lead parental drug product, is in advanced human clinical development for various therapeutic indications. Based on the results of pre-clinical studies and clinical trials, the Company believes that Ampligen may have anti-viral and anti-cancer activities. It has been clinically evaluated as an investigational drug in over 350 patients for different therapeutic indications to determine its most promising therapeutic roles. The clinical profile that is emerging from these studies is that the drug has broad-spectrum antiviral and immune modulating activity and is generally well tolerated.

Ampligen is being developed clinically for use in treating three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome ("ME/CFS"), chronic hepatitis B virus ("HBV") infection, human immunodeficiency virus ("HIV") associated disorders. Also, the Company has clinical experience with treating patients with certain cancers. ME/CFS treatment constitutes the primary clinical thrust of the Company within the United States and European community. There are approximately 500,000 patients with ME/CFS in the United States and a similar number in the European Union. The Company's business strategy is designed around seeking the required regulatory approvals which will allow the progressive introduction of Ampligen for ME/CFS and HIV followed by HBV in the U.S., Canada, Europe and Japan. Ampligen has received Orphan Drug designation from the FDA for four indications (AIDS, renal cell carcinoma, chronic fatigue syndrome and invasive malignant melanoma). The Company is also developing a second generation RNA drug technology, termed Oragen compounds, which the Company believes offers the potential for broad spectrum antiviral activity by oral administration.

The Company expects to continue its research and clinical efforts for the next several years with significant benefit accruing as a result of certain revenues expected from various cost recovery treatment programs, notably in Canada, Belgium and the United States. However, the Company may continue to incur losses over the next several years due to clinical costs incurred in the continued development of Ampligen for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Belgium, Canada and the United States. The Company is also pursuing similar programs in other countries, especially within the European Union where resources have been substantially increased with respect to pursuing regulatory approvals.

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

The Company's policy is to file or license patent applications on a worldwide basis to protect technology, inventories and improvements that are considered important to the development of its business. Over the years, Hemispherx has secured a significant patent estate consisting of 24 issued U.S. patents and over 300 derivative international filings; Ten additional U.S. patent filings are pending along with their international counterparts. The Company has also in-licensed, on an exclusive base, a large set of additional issued patents and patent applications from Temple University ("the Oragen technology"). These patents primarily cover the Company's technology platform that involves modifications of nucleic acid polymers to achieve specifically configured base pairs, or to alter nucleic acid structures to trigger dormant components of the body's own immune/antiviral system and/or to inhibit selectively certain human viruses such as hepatitis viruses, herpes viruses, etc.

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

In 1994, the Company entered into an agreement with Bioclones, Ltd ("Bioclones"), a subsidiary of South African Breweries, Ltd., with respect to the co-development of various RNA drugs, including Ampligen ("Bioclones Agreement"). Pursuant to the Bioclones Agreement, Ribotech, Ltd. ("Ribotech"), was formed in 1994 to produce the raw materials for Ampligen. Ribotech is jointly owned by Bioclones (75.1%) and the Company (24.9%).

In 1996, the Company worked with Bioclones in the establishment of a pilot plant to produce the raw materials needed for increasing the production of Ampligen. Development of this plant establishes a second major source of raw materials. In addition, the Company explored and established production sources and processes to complement the existing lyophilization, drug release testing and pharmacy services. In terms of research and clinical efforts, the Company established with the FDA a comprehensive roadmap of research and clinical studies to be conducted for product registration. These studies included additional animal toxicity and further clinical studies in HIV and ME/CFS. The comprehensive animal toxicity studies were started in 1996 and the in-life component was completed by year end 1997 in time to support various other regulatory initiatives of the Company in North America and Europe.

The Company is presently exploring distribution relationships for the European and U.S. markets, and signed a letter of intent regarding a novel treatment regimen for hepatitis B infection with a France-based multinational pharmaceutical company termed Beaufour Ipsen. The Company retained in November, 1997, regulatory consultants and a team of clinical experts to assist in preparing a marketing application for the European Union and commenced regular meetings with the EMEA (European Medical Evaluation Agency) staff.

In 1997, the FDA approved the Company's ME/CFS Treatment Cost Recovery Protocol which allows the enrollment of ME/CFS patients for treatment with Ampligen on the basis of charging the patients for the cost of the drug. At this time, this protocol allows a limited number of patients to have access to treatment. Other significant clinical research events in 1997 include the start of a Phase II clinical trial in Texas studying the activity of Ampligen in treating HIV patients and completion of the in-life component of the animal toxicity studies initiated in 1996.

The Company's South African affiliate (Ribotech, Ltd.) produced production runs of raw materials that were accepted for use in the manufacture of Ampligen. The Company worked with Ribotech to complete and file the Drug Master File (DMF) with the FDA. These documents were successfully filed with the FDA in the first quarter of 1998. The Company owns 24.9% of the affiliate's stock.

A liquid formulation process for Ampligen was initiated at Cook Imaging, a major U.S.-based facility for preparing large volume parenteral drug products under GMP ("Good Manufacturing Practice").. This liquid process is more efficient and allows for greater volume manufacturing production needed to meet projected requirements. Results with the product liquid format to date have been encouraging with respect to product stability and ease of handling. The liquid formulation format also eliminates the need for a major pharmacy function nearby the clinical treatment site.

In the fourth quarter of 1997, the FDA authorized the Company to commence a confirmatory placebo-controlled clinical study of the Company's proprietary drug, Ampligen, in patients suffering from ME/CFS. This trial is expected to commence shortly at major medical centers in the United States with a target of eventually enrolling more than 200 patients with the severely debilitating forms of the ME/CFS disorder.

Recent Developments

In the first quarter of 1998, the Food and Drug Administration ("FDA") authorized the expansion of the ME/CFS Cost-Recovery Treatment Program.
The program is being expanded in major metropolitan centers including: New York City, Houston, San Diego, Philadelphia, Los Angeles, Charlotte, Reno and Washington D.C.

In April 1998, the Company initiated actions to incorporate a wholly owned subsidiary in Belgium for the purpose of establishing a physical presence in Europe. The staff of this European Company will bring organization and focus to completing the regulatory process of obtaining commercial approval of Ampligen in Europe.

In March 1998, the Company entered into a research collaboration agreement with R.E.D. Laboratories, a Belgium company dedicated to the development and commercialization of CFS diagnostics. R.E.D. has developed a new test, designated REDD, that appears to identify a subset of CFS patients who are severely ill with ME/CFS disorders. The Company plans to utilize the test in the United States on a research basis.

In February 1998, the Company entered into an agreement with Kimberly Home Health Care, Inc. d/b/a Olsten Health Services ("Olsten"). This agreement appoints Olsten as a distributor of products to U.S. patients enrolled in the CFS cost recovery protocol (AMP 511). Olsten agreed to purchase Ampligen for treating these patients. In addition, Olsten agreed to provide initially up to $500,000 of support for other clinical trial efforts including identification of medical and economic benefits to patients receiving Ampligen. The Company agreed to compensate Olsten for certain services in connection with conducting clinical trials.

In October, 1997 the Company raised an aggregate of $10,005,000 in gross proceeds through two private offerings pursuant to Regulation D of the Securities Act of 1933, as amended ("Act"), and Rule 506 promulgated thereunder. All investors represented that they were accredited pursuant to Rule 501 of the Act. The Company intends to use the proceeds from the offering for general working capital and operating funds and to advance its various clinical initiatives, including build-up of drug inventory and streamlining various aspects of the over all manufacturing process.

RESULTS OF OPERATIONS
Three months ended March 31, 1998 versus three months ended March 31, 1997

The Company reported a net loss of $1,480,589 for the three months ended March 31, 1998 versus a net loss of $2,311,234 for the same period in 1997. Several factors contributed to the $830,645 reduction in losses in 1998.

First Quarter 1997 results include a one time non-cash preferred stock conversion expense of $1,227,864 primarily due to the buy back and settlement of the Series D Preferred Stock. No such expense was incurred in the first quarter of 1998.

Revenues were up $55,704 for the three months of 1998 due to the increased enrollment of patients in the Cost Recovery Clinical Treatment Program's being conducted in Belgium, Canada and the United States for the treatment of ME/CFS.

Research and development costs increased $263,353 in the first quarter.
This increase reflects the expenses associated with increased drug production efforts and the increase in personnel necessary to support the forthcoming clinical programs in Europe and the United States.

General and administrative expenses in the first three months of 1998 increased by $261,143. This is due primarily to a common stock compensation expense of $216,808 which is included in general and administrative expense. Interest income increased $71,573 in the three months ended March 31, 1998 compared to the same period in 1997 due to higher cash and cash equivalents available for short term investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 1998 was $7,700,494 compared to $8,965,714 at December 31, 1997, reflecting a net cash use of $1,265,220 to support operations in the first quarter. In addition to the cash and cash equivalents of $7,700,494 at March 31, 1998, the Company has $1,001,410 in short term investments. In October, 1997 the Company received net proceeds of $9.4 million from two separate private placements of equity. Because of the Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planned, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the Company's clinical trials for which cost recovery from participants has been approved.

The Company presently receives cash flow benefit from proceeds generated by the ME/CFS Clinical Treatment Cost Recovery Programs now underway in the United States, Canada and Belgium. This cash flow benefit should increase as the program in the United States and Europe is allowed to expand.

In October, 1997 the Company completed two (2) private offerings of 4,840,000 shares of Common stock for and aggregate of $10,005,000 in gross proceeds. Both transactions were handled by placement agents, who earned 6% commissions.

In March, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from this placement were used to retire the balance of Series D Convertible Stock issued in July of 1996. As a result of this transaction in 1997, the Company incurred a $1.2 million stock conversion cost; however, this had no effect on the net equity of the Company as it was offset by an increase in additional paid-in capital. The holders of Series E Convertible Preferred Stock shall receive cumulative dividends when and if declared by the board of directors at the rate of $60 per share. Holders of Series E Convertible Preferred Stock upon surrender of the certificates shall have the right to convert the Series E Preferred into fully paid and non-assessable share of Common Stock.

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

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings
None

ITEM 2:   Changes in Securities

In February, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) to register the common stock placed in the September 1997 private placements. The statement included common stock underlying certain stock purchase warrants with registration rights.

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


                                      HEMISPHERx BIOPHARMA, INC.


                                     /s/ William A. Carter
                                     ---------------------------
Date: May 14, 1998                   William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /s/ Robert E. Peterson
                                     --------------------------
Date: May 14, 1998                   Robert E. Peterson
                                     Chief Financial Officer