Form 10-Q
period 1998-06-30
HEMISPHERX BIOPHARMA INC
filed 1998-08-14
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
21,708,751 shares of common stock issued and outstanding as of June 30, 1998.

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                December 31,    June 30,
                                                    1997          1998
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $ 8,965,714   $ 6,556,764
  Short Term Investments                           1,001,410     1,000,470
  Accounts Receivable                                 32,408        62,300
  Prepaid expenses and other current assets           66,618        59,472
                                                 -----------    ----------
    Total current assets                          10,066,150     7,679,006

  Property and equipment, net                         70,637        99,221
  Patent and trademark rights, net                 1,387,523     1,332,743
  Security deposits                                   18,323        19,453
                                                 -----------    ----------
      Total assets                               $11,542,633   $ 9,130,423
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $   465,166   $   792,462
  Accrued expenses                                   332,045       254,433
                                                 -----------    ----------
    Total current liabilities                        797,211     1,046,895

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                         37            24

  Common stock                                        21,042        21,708
  Additional paid-in capital                      65,255,571    65,737,264
  Deferred compensation                             (137,132)     (221,268)
  Accumulated other comprehensive (loss)              (2,183)       (3,123)
  Accumulated deficit                            (54,391,913)  (57,451,077)
                                                 -----------    ----------
    Total stockholders' equity                    10,745,422     8,083,528
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $11,542,633   $ 9,130,423
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                              For the Three months ended
                                                        June 30
                                               --------------------------

                                                  1997            1998
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $    31,618     $    95,939
                                               ----------      ----------
    Total revenues                                 31,618          95,939
                                               ----------      ----------

Costs and expenses:
  Research and development                        670,678       1,087,916
  General and administrative                      502,887         704,501

                                               ----------      ----------
    Total cost and expenses                     1,173,565       1,792,417
Interest income                                    44,524         117,903


                                               ----------      ----------
   Net loss                                   $(1,097,423)    $(1,578,575)
                                               ==========      ==========


Basic loss per share                           $   (0.07)    $     (0.07)
                                               ==========      ==========

Weighted average shares outstanding            16,416,637      21,374,685
                                               ==========      ==========

Diluted loss per share                         $   (0.07)    $     (0.07)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                16,416,637      21,374,685
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                              For the Six months ended
                                                        June 30
                                               --------------------------

                                                  1997            1998
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $    61,825     $   181,850
                                               ----------      ----------
    Total revenues                                 61,825         181,850
                                               ----------      ----------

Costs and expenses:
  Research and development                      1,326,933       2,007,524
  General and administrative                    1,026,403       1,489,160
  Preferred stock conversion expense            1,227,864              -

                                               ----------      ----------
    Total cost and expenses                     3,581,200       3,496,684
Interest income                                   110,718         255,670


                                               ----------      ----------
   Net loss                                   $(3,408,657)    $(3,059,164)
                                               ==========      ==========


Basic loss per share                           $   (0.21)    $     (0.14)
                                               ==========      ==========

Weighted average shares outstanding            16,315,246      21,216,076
                                               ==========      ==========

Diluted loss per share                         $   (0.21)    $     (0.14)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                16,315,246      21,216,076
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY(DEFICIT)
                                  For the six months ended June 30, 1998

                    Preferred     Common       Preferred  C/S  .001 Additional  Deferred     Accumulated   Accumulated   Total
                    stock         stock        stock      Par value paid-in     Compensation  other         deficit  stockholders,
                    shares        shares                            capital                   comprehensive             equity
                    ------------  ------------ ---------  --------- ------------ ----------   loss          ---------- (deficit)
                                                                                              ----------                -------

Balance  12/31/97     3,650       21,042,606      $37      $21,042  $65,255,571 $(137,132)   $(2,183)    $(54,391,913) $10,745,422

Common stock issued                    16,145                    16       56,492                                            56,508

Preferred stock
          converted    (1,300)        650,000      (13)         650         (637)                                               -


Unrealized loss                                                                                     (940)                    (940)


Repayment of lock up                                                     (79,587)                                          (79,587)

Stock compensation                                                       505,425   (84,136)                                421,289

Net loss                                                                                                   (3,059,164)  (3,059,164)

                      --------     ----------    ------     -------  -----------  ----------   --------  -------------   ----------
Balance   6/30/98       2,350      21,708,751      $24      $21,708  $65,737,264  $(221,268)   $(3,123)  $(57,451,077)   $8,083,528
                      ========     ==========    ======     =======  ===========  ==========   ========  =============   ==========

See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                   For the Six months ended
                                                             June 30
                                                    -------------------------
                                                        1997         1998

                                                     -----------  ----------
Cash flows from operating activities:

 Net loss                                            $(3,408,657) $(3,059,164)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                   13,740       15,885
 Amortization of patents rights                           59,833      111,139
 Write-off of patent rights                               46,451       55,551
 Preferred stock conversion expense                    1,227,864           -
 Stock option compensation expense                             -      421,289
 Changes in assets and liabilities:
  Accounts receivable                                   ( 30,750)     (29,486)
  Prepaid expenses and other current assets             (  1,004)       6,740
  Accounts payable                                      ( 31,583)     327,296
  Accrued expenses                                      ( 79,910)      24,287
  Security deposits                                       10,000       (1,130)
                                                       ---------    ---------
 Net cash used in operating activities                (2,194,016)  (2,127,593)
                                                       ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                       (5,661)     (44,469)
 Additions to patent rights                             ( 89,772)    (111,910)
                                                       ---------    ---------
  Net cash used in investing activities                 ( 95,433)    (156,379)
                                                       ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock             4,834,923           -
 Preferred stock redeemed                             (5,000,000)          -
 Common stock issued                                       1,282       56,508
 Stock issuance cost                                           -     (181,486)
                                                       ---------    ---------
  Net cash used in financing activities                 (163,795)    (124,978)
                                                       ---------    ---------
Net  decrease in cash and cash equivalents            (2,453,244)  (2,408,950)
Cash and cash equivalents at beginning of period       5,279,429    8,965,714
                                                       ---------    ---------
Cash and cash equivalents at end of period            $2,826,185   $6,556,764
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

NOTE 3: STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $204,481 during the quarter ended June 30, 1998 for warrants granted to purchase Common stock to non-employees of the Company. This expense had no effect on shareholder equity as it was offset by an increase in additional paid-in capital.

In the first six months of 1998, the Company granted 1,266,000 stock warrants to certain employees in recognition of services performed and services to be performed. These warrants are exercisable at prices ranging from $3 - $6 per share. The Company applies APB Opinion No. 25 in accounting for stock- based compensation of its employees and, accordingly,no compensation expense has been recognized for stock purchase rights issued to employees in the financial statements.

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

In March 1998, The Accounting Standards Executive Committee (ACSEC) issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

In April 1998, the Accounting Standards Executive Committee (ACSEC) issued Statement of Position (SOP) 98-5, "Reporting as the costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs related to start-up activities and organization costs be expensed as incurred. The statement is effective for financial statements for fiscal year beginning after December 15, 1998.
The Company plans to adopt the SOP's in connection with the preparations of the December 31, 1999 consolidated financial statements as permitted by SOP 98-1 and 98-5. The adoption of these standards will not have a material impact on consolidated results, financial conditions, or long-term liquidity.

NOTE 5: COMPREHENSIVE INCOME:
In January, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), Statement
130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

The components of comprehensive (loss):


                             For the three months          For the six months
                            June 30,      June 30,        June 30,     June 30,
                              1997         1998            1997         1998
                           ---------     --------        --------    ---------
Net Income (loss)        $(1,097,423)  $(1,578,575)    $(3,408,657) $(3,059,164)

Unrealized gain
(loss) on short term
investments                                   (940)                       (940)

                           ----------   ----------       ----------   ----------
Total comprehensive      $(1,097,423)  $(1,579,515)   $(3,408,657) $(3,060,104)
                           ==========   ==========       ==========   ==========


The components of accumulated other comprehensive income are as follows:



                                 December 31, 1997          June 30, 1998
                                 -----------------          -------------

Unrealized gain in
marketable
securities                               $  2,183                $  3,123
                                         --------                --------
Other comprehensive
income                                   $  2,183                $  3,123
                                         ========                ========

ITEM 2: Managements Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Hemispherx Biopharma, Inc. (the "Company") has developed a large body of knowledge in the development and testing of therapeutic products based on nucleic acid technologies. Ampligen, its lead compound, a type of double-stranded RNA, is in advanced human clinical development for various therapeutic indications. It has been clinically evaluated as an investigational drug in over 350 patients for different therapeutic indications. The clinical profile that is emerging from these studies is that the drug has broad-spectrum antiviral and immune modulating activity and is generally well tolerated. The Company is currently conducting Phase III human clinical trials for the therapeutic treatment of Myalgic Encephalomyelitis also known as Chronic
Fatigue Syndrome (ME/CFS). Ampligen is also under investigation for the treatment of HIV infection. Other disease indications, including hepatitis B and certain cancers are targeted for further investigation. Clinical trials conducted in the early 1990's indicate that Ampligen may have potential in the treatment of metastatic renal cell cancer and malignant melanoma. The Company plans to explore the possibility of partnerships for the further development in the treatment of these diseases. The Company expects to continue its research and clinical efforts for the next several years with significant benefit accruing as a result of certain revenues expected from various cost recovery treatment programs, notably in Canada, Belgium and the United States. However, the Company may continue to incur losses over the next several years due to clinical costs incurred in the continued development of Ampligen for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Belgium, Canada and the United States. The Company is also pursuing similar programs in other countries, especially within the European Union where resources have been substantially increased with respect to pursuing regulatory approvals.

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

The Company's policy is to file or license patent applications on a worldwide basis to protect technology, inventories and improvements that are considered important to the development of its business. Over the years, Hemispherx has secured a significant patent estate consisting of 15 issued U.S. patents and over 250 derivative international filings; Nine additional U.S. patent filings are pending along with their international counterparts. The Company has also in-licensed, on an exclusive base, a large set of additional issued patents and patent applications from Temple University ("the Oragen technology"). These patents primarily cover the Company's technology platform that involves modifications of nucleic acid polymers to achieve specifically configured base pairs, or to alter nucleic acid structures to trigger dormant components of the body's own immune/antiviral system and/or to inhibit selectively certain human viruses such as hepatitis viruses, herpes viruses, etc.

Product Development

In the second quarter of 1998, the Company initiated the recruitment of clinical investigators and ME/CFS patients to participate in the Phase III confirmatory placebo- controlled clinical study of Ampligen in the treatment of persons suffering from ME/CFS. The Company has a target of eventually enrolling 230 patients with the severely debilitating form of ME/CFS. As of August 3, 1998, the Company had begun enrollment of subjects into the pre-clinical or baseline phase of the study.

The Company has entered research agreements with LabCorp., a subsidiary of Laboratory Corporation of American (NYSE:LH), Workwell Corporation, and
Medical Graphics Corporation (NASD:MGCC) to provide high quality diagnostic data during the Phase III study. LabCorp will carry out laboratory diagnostic tests on samples sent from clinical trial sites to its location in Raritan, NJ. Workwell will monitor treadmill oxygen consumption at each clinical trial center using systems manufactured by Medical Graphics Corporation. Testing for a specific biochemical marker (RNase L) will be done by R.E.D. Laboratories in Brussels. These clinical research partners will help provide scientifically valid and quality assured Phase III data. In the first quarter of 1998, the FDA authorized expansion of the ME/CFS cost recovery treatment program. This open treatment protocol with cost recovery has been ongoing since mid-1997 under the auspices of the FDA. Under this protocol, the enrolled patients pay for the Ampligen administered which totals about $7,200 for a 24 week treatment course. Fifty (50) patients with severe forms of CFS/ME have been authorized for treatment.

At the end of June, 1998, 11 patients were being treated in a Belgium ME/CFS cost recovery treatment program. This program was authorized by the Belgium authorities and initiated in 1994. Since inception, over 60 patients have been treated in this program, which is similar to the cost recovery treatment program now in process in the United States.

Manufacturing

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

Ribotech, Ltd. has produced production runs of raw materials that were accepted for use in the manufacture of Ampligen. The Drug Master File (DMF) has been submitted to the FDA. Ribotech presently has the capacity to produce the materials required to treat up to some 2,000 patients. Plans for a new production plant are being developed. The planned facility will have the capacity to produce the materials needed to treat up to 50,000 patients.

A liquid formulation process for Ampligen was initiated at Cook Imaging, a major U.S.-based facility for preparing large volume parenteral drug products under GMP ("Good Manufacturing Practice"). This liquid process is more efficient and allows for greater volume manufacturing production needed to meet projected requirements. Results with the product liquid format to date have been encouraging with respect to product stability and ease of handling. The liquid formulation format also eliminates the need for a major pharmacy function nearby the clinical treatment site.

Distribution/Marketing

In February 1998, the Company entered into an agreement with Kimberly Home Health Care, Inc. d/b/a Olsten Health Services ("Olsten"). This agreement appoints Olsten as a distributor of products to U.S. patients enrolled in the ME/CFS cost recovery protocol (AMP 511). Olsten agreed to purchase Ampligen inventory for treating these patients. In addition, Olsten agreed to provide initially up to $500,000 of support for other clinical program efforts including identification of medical and economic benefits to patients receiving Ampligen. The Company agreed to compensate Olsten for certain services in connection with conducting clinical trials.

Olsten has the capability to deliver treatment and services to chronic disease patients including infusion services, home nursing and other medical services through a national network of more than 500 locations. The Company feels that Olsten's participation completes the product delivery process and uniquely meets the needs of ME/CFS patients. Presently, Olsten has similar partnerships in other disease categories with Glaxo Wellcome
(pulmonary hypertension), Biogen (multiple sclerosis), Rhone-Poulenc
Rorer (ALS), and Biotechnology General (AIDS related wasting disorder).

Europe

Incorporation papers have been filed in Belgium to incorporate a wholly owned subsidiary named Hemispherx Biopharma Europe NV/S.A. This European subsidiary will be based in Antwerp to serve the needs of the Company in pursuing ME/CFS clinical tests, related clinical treatments and new drug marketing approval in Belgium and other European (European Union) countries. The Company has engaged the services of several senior executives and leading medical experts to pursue this task.
The Company expects to file final drug marketing approval documents in the European Union during 1998.

Recent Developments

Manufacturing received, tested and released for use in the production of Ampligen 4,000,000 milligrams of raw material from Pharmacia Biotech. Pharmacia was formerly a division of Upjohn and has been a long time supplier of raw material used in the production of Ampligen.

The Company completed six (6) months of accelerated and long term stability studies on the liquid formulation product produced by Cook Imaging. These stability studies on liquid formulated product are required by the FDA.

Management initiated efforts to identify and locate additional liquid formulation capacity. The Company anticipates that additional production capacity will be needed in the future.

Subsequent to June 30, 1998, the Company has received over five million dollars from various warrantholders electing to convert warrants and options into common stock.

RESULTS OF OPERATIONS
Six months ended June 30, 1998 versus six months ended June 30, 1997
--------------------------------------------------------------------
The Company reported a net loss of $3,059,164 for the six months ended June30, 1998 versus a net loss of $3,408,657 for the same period in 1997. Several factors, including increased revenues, contributed to the $349,493 reduction in losses in 1998.

The six months ended June 30, 1997 results include a one time non-cash preferred stock conversion expense of $1,227,864 primarily due to the buy back and settlement of the Series D Preferred Stock. Common stock compensation expense of $421,289 was incurred in the six months ended June 30, 1998.

Revenues were up $120,025 (increased 194%) for the six months ending June 30, 1998 over the comparable period in 1997 due to the increased enrollment of patients in the Cost Recovery Clinical Treatment Program's being conducted in Belgium, Canada and the United States for the treatment of ME/CFS.

Research and development costs increased $680,591 in the six months ended
June 30, 1998. This increase reflects the expenses associated with increased drug production efforts and the increase in personnel necessary to support the forthcoming clinical programs in the United States and European Union including the anticipated filings for drug marketing approvals.

General and administrative expenses in the six months ending June 30, 1998 increased by $462,757. This is due primarily to a common stock compensation expense of $421,289 which is included in general and administrative expense. This expense relates to the grant of warrants to non-employees for services performed.

Interest income increased $144,952 in the six months ended June 30, 1998 compared to the same period in 1997 due to higher cash and cash equivalents available for short term investments.

Three months ended June 30, 1998 versus three months ended June 30, 1997
------------------------------------------------------------------------
The Company reported a net loss of $1,578,575 for the three months ended June 30, 1998 versus a net loss of $1,097,423 for the same period in 1997. Several factors contributed to the $481,152 increase in losses in 1998.

Revenues were up $64,321 (approximately 200%) for the three months ending
June 30, 1998 over the comparable period for 1997 due to the increased enrollment of patients in the Cost Recovery Clinical Treatment Program's being conducted in Belgium, Canada and the United States for the treatment of ME/CFS.

Research and development costs increased $417,238 in the second quarter.
This increase reflects the expenses associated with increased drug production efforts and the increase in personnel necessary to support the forthcoming clinical programs in the United States and preparation for drug marketing approvals in Europe.

General and administrative expenses in the three months ending June 30, 1998 increased by $201,614. This was due primarily to common stock compensation expense of $204,481 which is included in general and administrative expense. This expense relates to the grant of warrants to non-employees for services performed.

Interest income increased $73,379 in the three months ended June 30, 1998 due to higher cash and cash equivalents available for short term investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1998 was $6,556,764 compared to $8,965,714 at December 31, 1997, reflecting a net cash use of $2,408,950 to support operations in the first six months of 1998. In addition to the cash and cash equivalents of $6,556,764 at June 30, 1998, the Company had $1,000,470 in short term investments. These funds with an aggregate total of $7,557,234 reflect the residual of the $9.4 million net proceeds of two private placements of equity in October 1997.

Revenues from the ME/CFS clinical treatment cost recovery programs underway in the United States, Canada and Belgium produced $181,850 in funds for the first six months of 1998. Interest income on the short term investment of surplus funds produced $255,670. Funds from shareholders exercising warrants to purchase common stock totaled $56,508 in the first six months of 1998.

Subsequent to June 30, 1998, the Company has received $5,478,497 in funds from various warrant holders converting warrants and options into common stock.
This conversion activity is expected to continue if the public trading price of the Company's stock holds or exceeds its present level.

In March, 1997, the Company used the services of an investment banking firm to privately place 5,000 shares of Series E Convertible Preferred Stock for $5,000,000. The proceeds from this placement were used to retire the balance of Series D

Convertible Stock issued in July of 1996. As a result of this transaction in 1997, the Company incurred a $1.2 million stock conversion cost; however, this had no effect on the net equity of the Company as it was offset by an increase in additional paid-in capital. The holders of Series E Convertible Preferred Stock shall receive cumulative dividends when and if declared by the board of directors at the rate of $60 per share. Holders of Series E Convertible Preferred Stock upon surrender of the certificates shall have the right to convert the Series E Preferred into fully paid and non-assessable share of Common Stock. As of June 30, 1998, holders of 2,650 shares of Series E Preferred Stock had converted.

Because of the Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planned, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials, competitive and technological advances, the regulatory rocess, and higher than anticipated expenses and lower than anticipated revenues rom certain of the Company's clinical trials for which cost recovery from participants as been approved.

The Company recognizes the need to ensure that its operations will not be adversely mpacted by the Year 2000 hardware and software issues. The
Company intends to confirm its compliance regarding Year 2000 issues for both internal and external information systems by the end of 1998. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other arties that provide significant services to the Company. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company's consolidated financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings
None

ITEM 2:   Changes in Securities

In February, 1998, the Company filed a Registration Statement with the Securities nd Exchange Commission (SEC) to register the common stock placed in the September 997 private placements. The statement included common stock underlying certain stock purchase warrants with registration rights.

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


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/  William A. Carter
                                     ---------------------------
Date: August 13, 1998                William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/  Robert E. Peterson
                                     --------------------------
Date: August 13, 1998                Robert E. Peterson
                                     Chief Financial Officer