Form 10-Q
period 1998-09-30
HEMISPHERX BIOPHARMA INC
filed 1998-11-13
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
24,692,340 shares of common stock issued and outstanding as of September 30, 1998.

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)
                                                December 31, September 30,
                                                    1997          1998
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $ 8,965,714   $14,341,545
  Short term investments                           1,001,410     1,089,127
  Accounts receivable                                 32,408        52,670
  Prepaid expenses and other current assets           66,618        27,062
                                                 -----------    ----------
    Total current assets                          10,066,150    15,510,404

  Property and equipment, net                         70,637       151,703
  Patent and trademark rights, net                 1,387,523     1,325,474
  Other assets                                        18,323        28,835
                                                 -----------    ----------
      Total assets                               $11,542,633   $17,016,416
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $   465,166   $   653,716
  Accrued expenses                                   332,045       262,426
                                                 -----------    ----------
    Total current liabilities                        797,211       916,142

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                         37            15
  Common stock                                        21,042        24,692
  Additional paid-in capital                      65,255,571    75,304,084
  Deferred compensation                             (137,132)      (78,140)
  Accumulated other comprehensive gain(loss)          (2,183)          714
  Accumulated deficit                            (54,391,913)  (59,151,091)
                                                 -----------    ----------
    Total stockholders' equity                    10,745,422    16,100,274
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $11,542,633   $17,016,416
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                              For the Three months ended
                                                      September 30
                                               --------------------------
                                                  1997            1998
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $    93,457     $   107,484
                                               ----------      ----------
    Total revenues                                 93,457         107,484
                                               ----------      ----------

Costs and expenses:
  Research and development                        917,123       1,101,842
  General and administrative                      678,721         835,277
                                               ----------      ----------
    Total cost and expenses                     1,595,844       1,937,119
Interest income                                    31,758         129,621
                                                 --------      ----------
   Net loss                                   $(1,470,629)    $(1,700,014)
                                               ==========      ==========



Basic loss per share                           $   (0.09)    $     (0.07)
                                               ==========      ==========

Weighted average shares outstanding            16,554,333      23,267,908
                                               ==========      ==========

Diluted loss per share                         $   (0.09)    $     (0.07)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                16,554,333      23,267,908
                                               ==========      ==========


See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                              For the Nine months ended
                                                      September 30
                                               --------------------------
                                                  1997            1998
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $   155,282     $   289,334
                                               ----------      ----------
    Total revenues                                155,282         289,334
                                               ----------      ----------

Costs and expenses:
  Research and development                      2,244,056       3,109,366
  General and administrative                    1,705,124       2,324,437
  Preferred stock conversion expense            1,227,864              -
                                               ----------      ----------
    Total cost and expenses                     5,177,044       5,433,803
Interest income                                   142,476         385,291
                                                ---------      ---------
   Net loss                                   $(4,879,286)    $(4,759,178)
                                               ==========      ==========




Basic loss per share                           $   (0.32)    $     (0.22)
                                               ==========      ==========

Weighted average shares outstanding            15,395,817      21,907,536
                                               ==========      ==========

Diluted loss per share                         $   (0.32)    $     (0.22)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                15,395,817      21,907,536
                                                =========      =========

See accompanying notes to condensed consolidated financial statements.

                                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY(DEFICIT)
                                  For the nine months ended September 30, 1998

                    Preferred     Common       Preferred  C/S  .001 Additional  Deferred      Accumulated   Accumulated   Total
                    stock         stock        stock      Par value paid-in     Compensation  other         deficit   stockholders,
                    shares        shares                            capital                   comprehensive              equity
                    ------------  ------------ ---------  --------- ------------ ----------   (loss)gain    ----------  (deficit)
                                                                                              ----------                 -------

Balance  12/31/97       3,650       21,042,606      $37      $21,042  $65,255,571 $(137,132)   $(2,183)  $(54,391,913) $10,745,422

Common stock issued                  2,574,734                 2,575    9,623,728                                        9,626,303

Preferred stock
          converted    (2,150)       1,075,000      (22)       1,075       (1,053)                                               -


Unrealized gain                                                                                   2,897                      2,897


Repayment of lock up                                                      (79,587)                                         (79,587)

Stock compensation                                                        505,425     58,992                               564,417

Net loss                                                                                                   (4,759,178)  (4,759,178)

                      --------      ----------    ------     -------  -----------  ----------   --------  -------------  ----------
Balance   9/30/98       1,500       24,692,340      $15      $24,692  $75,304,084  $ (78,140)   $   714  $(59,151,091)  $16,100,274
                      ========      ==========    ======     =======  ===========  ==========   ========  =============  ==========


See accompanying notes to condensed consolidated financial statements.

                  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                   For the Nine months ended
                                                          September 30
                                                  -----------------------------
                                                        1997         1998
                                                       --------      -------
Cash flows from operating activities:

 Net loss                                            $(4,879,286) $(4,759,178)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation of property and equipment                   20,610       23,545
 Amortization of patents rights                           91,491      152,650
 Write-off of patent rights                               59,985       74,302
 Preferred stock conversion expense                    1,227,864           -
 Stock option compensation expense                        24,108      564,417
 Changes in assets and liabilities:
  Accounts receivable                                     17,091      (20,262)
  Prepaid expenses and other current assets               18,637       39,556
  Accounts payable                                       346,301      188,550
  Accrued expenses                                      ( 39,259)      32,280
  Other assets                                            10,000       10,512
                                                        --------     --------
 Net cash used in operating activities                (3,102,458)  (3,714,652)
                                                       ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                       (5,661)    (104,611)
 Additions to patent rights                             (227,046)    (164,903)
 Marketable securities matured                                 -    1,003,593
 Purchase of marketable securities                             -   (1,088,413)
                                                       ---------    ---------
  Net cash used in investing activities                 (232,707)    (354,334)
                                                       ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock             4,834,923           -
 Preferred stock redeemed                             (5,000,000)          -
 Common stock issued                                       1,282    9,626,303
 Stock issuance cost                                           -     (181,486)
                                                       ---------    ---------
  Net cash provieded by (used in) financing activities  (163,795)   9,444,817
                                                       ---------    ---------
Net  decrease in cash and cash equivalents            (3,498,960)   5,375,831
Cash and cash equivalents at beginning of period       5,279,429    8,965,714
                                                       ---------    ---------
Cash and cash equivalents at end of period            $1,780,469  $14,341,545
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.

                  HEMISPHEREx BIOPHARMA, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


    NOTE 3: STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $143,128 during the quarter ended September 30, 1998 and $564,417 on a year to date basis for warrants granted to purchase Common stock to non-employees of the Company. This expense had no effect on shareholder equity as it was offset by an increase in additional paid-in capital.

In the first nine months of 1998, the Company granted 1,261,000 stock options to certain employees in recognition of services performed and services to be performed. These options are exercisable at the fair value price on the date of grant ranging from $3 - $6 per share. The Company applies APB Opinion No. 25 in accounting for stock-based compensation of its employees and, accordingly, no compensation expense has been recognized for stock purchase rights issued to employees in the financial statements.

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

The components of comprehensive (loss):

                         For the three months     For the nine months
                        Sept. 30,    Sept. 30,    Sept. 30,  Sept. 30,
                          1997         1998        1997        1998
                       ----------    ---------    ---------  ---------

Net Income (loss)     $(1,470,629) $(1,700,014) $(4,879,286) $(4,759,178)


Unrealized gain (loss)
on short term investments       -        3.837            -        2,897


                       -----------   ----------   ----------  ----------
Total comprehensive
loss                  $(1,470,629) $(1,696,177) $(4,879,286) $(4,756,281)
                       ===========   ==========   ==========  ==========



The components of accumulated other comprehensive income are as follows:



                                 December 31, 1997     September 30, 1998
                                 -----------------     ------------------

Unrealized gain (loss) in
marketable securities                   $  (2,183)                $  714
                                        ----------                ------

Other comprehensive income              $  (2,183)                $  714
                                        ==========                ======

    ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Hemispherx Biopharma, Inc. (the Company ) has developed a large body of knowledge in the development and testing of therapeutic products based on nucleic acid technologies. Ampligen , its lead compound, a type of double-stranded RNA, is in advanced human clinical development for various therapeutic indications. It has been clinically evaluated as an investigational drug in over 350 patients for different therapeutic indications. The clinical profile that is emerging from these studies is that the drug has broad-spectrum antiviral and immune modulating activity and is generally well tolerated.

Prior to 1995, the Company's business strategy had been focused on the clinical development of Ampligen for regulatory approval in treating the HIV disease, followed by treating Hepatitis B (HBV) Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS). In 1996, the understanding of ME/CFS and its prevalence grew substantially. Studies conducted by the Center For Disease Control (CDC) and Harvard Medical School indicated that ME/CFS was 20 times more common than previously thought and that probably some 500,000 Americans were afflicted. Other medical researchers were reporting evidence that ME/CFS was related to viral infection and immune system disorders. These findings and reports led the Company to focus on pursuing the clinical development of Ampligen for regulatory approval to use it in the treatment of those afflicted with ME/CFS.

In 1997, the Company received FDA approval for a Phase II ME/CFS treatment protocol for Ampligen with Cost Recovery, which allows the Company to fund certain clinical programs by charging patients for the cost of the drug. The Company launched this clinical program that same year at five clinical sites across the U.S. (Philadelphia, PA; Washington, DC; Charlotte, NC; Houston, TX; and Incline Village, NV). A similar Phase II clinical cost recovery program was set up in Canada at three sites (Montreal, Vancouver and Edmonton) and in Brussels, Belgium. These clinical programs are continuing and are providing useful additional medical data on potential benefits and safety of Ampligen . The programs also have permitted additional insight into the natural history of ME/CFS and examination of new ways to monitor disease morbidity such as personal activity monitors (PAMs). In connection with the ME/CFS Cost Recovery Treatment Program, the Company agreed to conduct a confirmatory Phase III, randomized, double-blind, placebo-controlled clinical trial with an enrollment of up to 230 patients. The cost of this major clinical trial is expected to be borne by the Company.

The Company expects to continue its research and clinical efforts for the next several years with significant benefit accruing as a result of revenues expected from various cost recovery treatment programs, notably in Canada, Europe and the United States. However, the Company may continue to incur losses over the next several years due to clinical costs incurred in the continued development of Ampligen for various commercial applications. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Belgium, Canada and the United States. The Company is also pursuing similar programs in other countries, especially within the European Union where resources have been substantially increased with respect to pursuing regulatory approvals. The Company is sponsoring a ME/CFS scientific conference/workshop in November 1998 in Rome to discuss the latest advances in etiology, diagnosis and possible treatment of CFS. Clinical experts from more than 15 countries have been invited to participate in this conference (see below).

Product Development

As of October 28, 1998, the Company has initiated the Phase III ME/CFS clinical trial at four investigative sites. Negotiations are being finalized with other investigative sites to assist in implimenting the ME/CFS confirmatory Phase III clinical trial. In total, the Company expects to sign up eight to ten investigators to conduct this confirmatory Phase III clinical trial. ME/CFS patients who are not eligible for the confirmatory Phase III trial in the United States may seek treatment under the cost recovery treatment program authorized by the Food and Drug Administration (FDA). Thirty patients have initiated Ampligen treatment under this program to date.

Similar cost recovery clinical treatment programs have been initiated in Canada, Belgium and Austria. The cost recovery program in Belgium was initiated in 1993 and in Austria in 1998. More than 60 patients have been treated since the inception of the program in Belgium and the Company is now reviewing the medical records of thirty (30) new applicants for possible inclusion in this program. Efforts are underway to seek reimbursement by the regulatory authorities in Austria under certain provisions of the national health insurance policies.

The Company continues to increase the in-house clinical, regulatory and biostatistical expertise necessary to direct and support the clinical programs underway. A Director of Clinical Operations was recruited from a major multinational, independent clinical research organization to oversee the Company's clinical activity. Prior to his recruitment, these duties were performed by the Medical Director with assistance from the clinical research associate (CRA) staff of the Company and its strategic partner, Olsten Health Care.

R.E.D. Laboratories of Brussels, Belgium reports significant progress in developing a diagnostic test for ME/CFS. The testing platform is based on the measurement of an abnormal form of the protein RNase L, an antiviral enzyme found in the white blood cells of CFS patients. This abnormal enzyme was first discovered in 1996 by researchers at Temple University who have been actively collaborating with the Company s scientists for a number of years. Initial research data indicates a high degree of correlation between levels of the enzyme and the severity of the disease. These results, along with treating ME/CFS patients of with Ampligen , were discussed in detail recently at the American Assocation of CFS meeting in Cambridge, Massachusetts, October, 1998.

Manufacturing

In October 1998 the Company started treating ME/CFS patients in the United States with a new ready to use liquid Ampligen dose format. Prior to the development of the ready to use liquid form, Ampligen was supplied either as a freeze-dried powder or in a frozen format to the clinical sites where it was stored in a special frost free freezer. Thereafter, clinical site personnel (nurses/physicians) were required to thaw, heat and cool the frozen product in a water bath just prior to drug administration according to a detailed drug reconstitution protocol . In the alternative, hospital pharmacies were required to combine up to 8 small vials each consisting of 50 mg freeze dried powder into a final dosage unit by use of special sterilized environments including use of a laminar flow hood. These time-consuming steps are no longer required with the use of the ready to use liquid format of Ampligen . Thus, the availability of the ready to use liquid format of Ampligen offers multiple conveniences related to storage and administration while reducing the chance of potential mistakes occurring during drug preparation at various locations removed from the Company s manufacturing facility.

The new process allows the Company to ship ready to use doses directly from the Company s manufacturing/quality assurance facility in Rockville, Maryland to various clinical locations around the country. Extensive testing in various laboratories (under direction of the Company s scientists) of the ready to use liquid form of Ampligen has revealed it to be stable, without the use of preservatives, under refrigerated conditions while preserving full potency. The results of the stability and all bio-equivalency tests on the ready to use liquid form of Ampligen were submitted to FDA during the third quarter of 1998 for full review and comment prior to its use in clinical settings. This liquid dose format can be manufactured more efficiently and allows for the potential production of greater volumes for commercial needs.

Ribotech, Ltd., (a company partially owned by the Company in South Africa), currently produces most of the biochemicals for the production of the Company's lyophilized product and has also initiated a program to produce the liquid dose product. Ribotech announced the completion of their first pilot run of liquid doses in the third quarter. The liquid doses produced by this run are currently undergoing extensive testing. Five lots of Ampligen were produced in the third quarter by the Company utilizing U.S. based facilities. The Company used these five lots to produce nearly 1,000 doses of lyophilized product and over 3,000 doses of liquid product. These doses will be used in the ME/CFS Cost Recovery Clinical Treatment Programs as well as the confirmatory Phase III ME/CFS clinical trials. The Company is also actively evaluating new manufacturing locations in Western and Eastern Europe in order to provide similar diversity in Ampligen product formats (liquid vs. lyophilized) similar to its U.S.- based programs.

Europe

As noted above the Company's foreign subsidiary, Hemispherx Biopharma Europe, is sponsoring an international CFS Research Symposium in Rome, Italy in November, 1998. This meeting will focus on new developments in diagnosis and medical management of CFS. Physicians and Researchers from more than fifteen (15) countries are expected to attend.

The European Union (EU) countries consisting of 15 members are in the process of establishing a comprehensive policy with respect to authorizing the marketing of new pharmaceutical products. Instead of the historical procedure whereby individual countries grant national authorizations, the EU has established two systems based on (1) the mutual recognition of authorizations and 2) one single authorization to be valid for the 15 member states. The company is preparing a dossier to be submitted to the EU authorities (the European Medicines Evaluation
Agency   EMEA) for approval of Ampligen  specifically to be used in the EU for treatment of patients with ME/CFS. This dossier will contain all available information generated on the quality, safety and efficacy of Ampligen with respect to ME/CFS in the United States and Europe as of a specified date in 1998 for all clinical data collection . The Company plans to submit this completed dossier to the EMEA in December, 1998, following an earlier submission of certain summary documents.

Also, the Company is evaluating various European facilities to be responsible for affirming overall product quality for use in the EU. This program may involve the packing and distribution of the product to be used in the European Union, including the product labeling in approximately 15 different EU languages.

Year 2000 Update

The Company s Year 2000 Compliance Program (Program) is steadily moving forward. The program was implemented in the spring of 1998 with the objective of
1) updating and/or replacing aging hardware/software, 2) establishing new platforms for data bases and 3) assuring company-wide Y2K compliance.

With respect to Y2K compliance, the program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The Company s program is divided into three groups: clinical, manufacturing and financial. Outside hardware/software consultants have been employed to review all hardware and software in terms of Y2K compliance as well as upgrades for certain aged equipment. In most cases, it appears that the upgrades will solve the Y2K compliance problem.

Solutions for the clinical group issues have been identified. Management is presently preparing to present the clinical group proposal to the Board of Directors at their December 1998 meeting. Upon approval, the recommendations could be implemented and in place by March 30, 1999. The manufacturing group has also identified the hardware/software to be upgraded to be Y2K compliant. The Company has engaged the services of a developer of integrated systems to review these needs and determine the hardware/software best suited to serve the manufacturing process and data base. The developer s recommendations are to be available by mid-December at which time the Company will react. Management believes that the manufacturing group will be Y2K compliant by May 30, 1999.

The financial group has identified very minor Y2K hardware/software problems and expects to be compliant by December 31, 1998.

Some major vendors and suppliers have been contacted and have provided certification that they are Y2K compliant or have provided reports reflecting the status of their Y2K programs. By mid-December, 1998 the Company expects to have contacted all major vendors with respect to this matter.

The total cost of the program is unknown at this time, but the Company expects that the cost will range from $150,000 to $200,000.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company s results of operations, liquidity and financial condition. Due to the general uncertainty inherent in theYear 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third- party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company s results of operations, liquidity or financial condition. The Year 2000 Program is expected to significantly reduce the Company s level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Recent Developments

New clinical investigative sites were added to the ME/CFS clinical cost recovery treatment program bringing the total number of clinical sites to ten. In October, 1998 the Company received notice of allowance from the United States Patent Office of a new patent application entitled Diagnosis and Treatment of Neuro-Cognitive Disorders Associated with Systematic Immunological
Malfunction.   This new patent is directed towards novel methods of
diagnosing persons afflicated with neuro-cognitive disorders. The newly designated specific central nervous system (CNS) disease afflictions include those with partial loss of cognitive functions, impaired attention and abstraction ability, memory loss, and immunological derangement. The associated novel diagnostic methodologies include detecting certain aberrations in the patient's antiviral/immunological defenses which reside within a critical antiviral cascade or natural protective system termed
2 -5 A pathway . Hemispherx now has more than 25 issued U.S. patents and more than 300 issued internationally to protect its proprietary drugs and medicinal technology.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 versus Nine months ended September 30, 1997
--------------------------------------------------------------------------------

The Company reported a net loss of $4,759,178 for the nine months ended September 30, 1998 versus a net loss of $4,879,286 for the same period in 1997. Several factors, including increased revenues, contributed to the $120,108 reduction in losses in 1998.

The nine months ended September 30, 1997 results include a one time non-cash preferred stock conversion expense of $1,227,864 primarily due to the buy back and settlement of the Series D Preferred Stock. A similar, non-operating Common stock compensation expense of $564,417 was incurred in the nine months ended September 30, 1998.

Revenues were up $134,052 (increased 86%) for the nine months ending September 30, 1998 over the comparable period in 1997 due to the increased enrollment of patients in the Cost Recovery Clinical Treatment Programs being conducted in Belgium, Canada and the United States for the treatment of ME/CFS.

Research and development costs increased $865,310 in the nine months ended September 30, 1998. This increase reflects the expenses associated with increased drug production efforts and the increase in personnel necessary to support the forthcoming clinical programs in the United States and European Union including the anticipated filings for final drug marketing approvals.

General and administrative expenses in the nine months ending September 30, 1998 increased by $619,313. This was due primarily to a common stock compensation expense of $564,417 which is included in general and administrative expense. This expense relates to the grant of warrants to non-employees for services performed.

Interest income increased $242,815 in the nine months ended September 30, 1998 compared to the same period in 1997 due to higher cash and cash equivalents available for short term investments.

Three months ended September 30, 1998 versus three months ended
---------------------------------------------------------------
September 30, 1997
------------------

The Company reported a net loss of $1,700,014 for the three months ended September 30, 1998 versus a net loss of $1,470,629 for the same period in 1997. Several factors contributed to the $229,385 increase in losses in 1998.

Revenues were up $14,027 (approximately 15%) for the three months ending September 30, 1998 over the comparable period for 1997 due to the increased enrollment of patients in the Cost Recovery Clinical Treatment Programs being conducted in Belgium, Canada and the United States for the treatment of ME/CFS.

Research and development costs increased $184,719 in the third quarter. This increase reflects the expenses associated with increased drug production efforts and the increase in personnel necessary to support the forthcoming clinical programs in the United States and preparation for drug marketing approvals in Europe.

General and administrative expenses in the three months ending September 30, 1998 increased by $156,556. This was due primarily to common stock compensation expense of $143,128 which is included in general and administrative expense. This expense relates to the grant of warrants to non-employees for services performed.

Interest income increased $97,863 in the three months ended September 30, 1998 due to higher cash and cash equivalents available for short term investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1998 was $14,341,545 compared to $8,965,714 at December 31, 1997, reflecting a net cash increase of $5,375,831 in the first nine months of 1998. In addition to the cash and cash equivalents of $14,341,545 at September 30, 1998, the Company had $1,089,127 in short term investments. These funds with an aggregate total of $15,430,672 reflect the residual of the $9.4 million net proceeds of two private placements of equity in October 1997, the exercise of warrants by shareholders and a private placement totaling $2,250,000 in the third quarter.

Revenues from the ME/CFS clinical treatment cost recovery programs underway in the United States, Canada and Belgium produced $289,334` in funds for the first nine months of 1998. Interest income on the short term investment of surplus funds produced $385,291. Funds from shareholders exercising warrants and options to purchase common stock totaled $7,376,303 in the first nine months of 1998. In September, 1998 the Company privately placed an equity offering totaling $2,250,000.

The $7,376,303 received through the first nine months of 1998 includes $2,462,360 from warrant holders exercising Class A redeemable warrants and $2,494,800 from the exercise of Option Units issued in connection with the initial public offering in November, 1995. The option units were exercised at 5.78 per unit which includes one share of common stock and one Class A redeemable warrant exercisable at $6.60 per share.

The Company expects warrant holders to continue exercising the Class A redeemable warrants and private warrants from time to time depending on the trading price of the Company common stock. As of September 30, 1998, the company has 5,696,310 Class A redeemable warrants outstanding. These warrants can be exercised at $4.00 per share. In addition, there are 432,000 Class A redeemable warrants outstanding at an exercise price of $6.60 per share. Non-public warrants outstanding have an aggregate exercise value of $30,688,924.

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

Other

The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 hardware and software issues. The Company is in the process of reviewing its compliance regarding Year 2000 issues for both internal and external information systems by the end of 1998. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. Expenditures required to make the Company Year 2000 compliant will be expensed as incurred and are not expected to be material to the Company s consolidated financial position or results of operations.

Part II   OTHER INFORMATION


ITEM 1:   Legal Proceedings
On September 14, 1998, VMW, Inc. filed a complaint against the Company in the United States District Court, Southern Division of New York, The complaint alleges that the Company failed to fulfill its financial obligations to VMW, Inc. with respect to a certain letter agreement pertaining to services.
VMW, Inc. claims damages of less than $100,000. The Company is opposing this complaint and believes it to be without merit.

Ell & Co., and the Northern Trust Company, as Trustee of the AT&T Master Pension Trust filed a complaint against the Company in the Court of Chancery of the State of Delaware in and for New Castle County on September 23, 1998. This complaint alleges that the Company breeched its contractual obligations as set forth in the Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Stock of the Company. The Plaintiffs seek to enforce their rights to convert 1,500 shares of Series E Preferred Stock into 750,000 shares of freely traded common stock. The Company maintains that the 1,500 shares of Series E Preferred Stock had been properly redeemed and that the plaintiff is not contractually able to effect a proper conversion into common shares. This legal dispute is currently in the discovery phase.

The Company filed a complaint against Manual P. Asensio, Asensio & Company, Inc. and others in the United States District Court for the Eastern District of Pennsylvania on September 30, 1998. This action arises out of the Company's belief that the defendants unlawful manipulated and illegally sold shares short of the Company s common stock on the American Stock Exchange on or about September 15, 1998 through the present.

ITEM 2:   Changes in Securities

In February, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) to register the common stock placed in the September 1997 private placements. The statement included common stock underlying certain stock purchase warrants with registration rights.

In July, 1998 the Company s Common Stock and Class A Warrants were listed on the Berlin Stock Exchange. The shares and warrants will trade under the symbols HXB and HXBA respectively. The listing on the Berlin Stock Exchange has been facilitated by Berliner Freiverkehr, a major German investment banking and brokerage firm, with assistance from Value Management & Research, GmbH, a European based Research and Investment Firm.

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


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/  William A. Carter
                                     ---------------------------
Date: November 12, 1998                William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/  Robert E. Peterson
                                     --------------------------
Date: November 12, 1998                Robert E. Peterson
                                     Chief Financial Officer