Form 10-K/A
period 1997-12-31
HEMISPHERX BIOPHARMA INC
filed 1999-02-03
CIK 946644

FORM 10-K/A1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                 Yes [X]    No

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

                                     PART I

ITEM 1.  Business

General

      Hemispherx Biopharma, Inc. (the "Company") is working to develop the Ampligen(R) family of RNA drugs for the treatment of viral diseases and certain cancers. Ampligen, a parental drug product, is in advanced human clinical development for various therapeutic indications. Based on the results of pre-clinical studies and clinical trials, the Company believes that Ampligen may have anti-viral and anti-cancer activities. It has been clinically evaluated as an investigational drug in over 350 patients for different therapeutic indications to determine its most promising therapeutic roles. The clinical profile that is emerging from these studies is that the drug has broad-spectrum antiviral and immune modulating activity and is generally well tolerated.

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

      Ampligen is being developed clinically for use in treating three anti-viral indications: chronic hepatitis B virus ("HBV") infection, human immunodeficiency virus ("HIV") associated disorders and myalgic encephalomyelitis, also known as chronic fatigue syndrome ("ME/CFS"). Also, the Company has clinical experience with treating patients with certain cancers. The Company's business strategy is designed around seeking the required regulatory approvals which will allow the progressive introduction of Ampligen for ME/CFS and HIV followed by HBV in the U.S., Canada, Europe and Japan. Ampligen has received Orphan Drug designation from the FDA for four indications (HIV, renal cell carcinoma, chronic fatigue syndrome and invasive malignant melanoma). The Company is also developing a second generation RNA drug technology, termed Oragen(TM) compounds, which the Company believes offers the potential for broad spectrum antiviral activity by oral administration.

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

      In 1994 and 1995, the Company primarily focused on (i) the execution of an agreement with Bioclones, Ltd ("Bioclones"), a subsidiary of South African Breweries, Ltd., with respect to the co-development of various RNA drugs, including Ampligen(R) ("Bioclones Agreement"). Pursuant to the Bioclones Agreement, Ribotech, Ltd. ("Ribotech"), was formed in 1994 to produce the raw materials for Ampligen. Ribotech is jointly owned by Bioclones (75.1%) and the Company (24.9%); (ii) exploring other potential partnerships to pursue additional clinical trials with special emphasis on the ME/CFS and HBV disease indications; (iii) restructuring and retiring certain outstanding debt; and (iv) conducting a bridge financing and completing its IPO.

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

Significant events and achievements by the Company in 1997 include:

      o Start of a Phase II clinical trial in Texas treating HIV patients with Ampligen.

      o     FDA approval to recover costs from Chronic Fatigue (ME/CFS) patients
            enrolling  in  the  Company's  CFS  treatment   protocol  (the  "CFS
            Treatment" protocol).

      o Completion of the in-life component of the animal toxicity studies requested by the FDA.

      o Received, accepted and processed raw materials produced by the Company's South African Affiliate (Ribotech, Ltd.).

      o Worked with Ribotech to complete and file the Drug Master File (DMF) with the FDA.

      o Initiated a new liquid formulation process for Ampligen at Cook Imaging. The liquid process is more efficient and allows for greater volume production needed to meet projected requirements.

      o Completed private placements of equity to retire certain outstanding preferred stock and to provide working capital.

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

      The Centers for Disease Control ("CDC") has estimated that approximately one million people in the U.S. are infected with HIV, excluding patients who have progressed to fully symptomatic AIDS. The WHO has estimated that 30 to 40 million people will be infected with HIV worldwide by the year 2000. The Company is currently conducting a Phase II clinical trial of Ampligen in the U.S. for the treatment of HIV infection. Ampligen(R) is designed to enhance the patient's own immune system, thereby fighting the invasive viral agent more effectively and resulting in more durable long term benefits.


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

      In the early 1990's, Ampligen or its sister dsRNA, Polyadenur were tested in three separate Phase I/II trials. The Ampligen(R) study was conducted at Stanford University and the University of Pennsylvania, and the data indicate a combined response rate of approximately 60% with equal activity in both Western and Oriental patients. Results of the three trials combined demonstrate that HBV DNA was decreased below the level of detection in 42% of all patients treated, HBeAg was cleared from serum in 36% of patients, antibodies to the E antigen were detected in 34% of patients, and levels of ALT (a liver enzyme marker of hepatitis) were normalized in 42% of patients.

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

      After an encouraging small open label trial with Ampligen(R), Hemispherx carried out a pivotal 92 patient randomized, placebo controlled, and double blind multi-center trial. The results after a 24-week treatment protocol showed statistically significant physical improvement for the treated group, reduced cognitive deficit, enhanced capacity to perform activities of daily living, and improved performance on the treadmill tests. Significantly, the observed median increase in physical performance by the end of treatment was consistent with a change from a patient needing considerable assistance with daily activities such as dressing, bathing and meal preparation to a patient needing only occasional assistance. An additional finding was a reduction in the need for other medications. Overall, Ampligen(R) was generally well tolerated and no safety issues were noted.

      In 1997, the FDA approved a ME/CFS treatment protocol with cost recovery at five clinical sites across the U.S. (Philadelphia, PA; Washington, DC; Charlotte, NC; Houston, TX and Incline Village, NV). Additional sites will be considered for approval in the future. This treatment protocol allows the Company to charge each patient for the cost of the Ampligen(R) used. Ampligen costs the patient $2100 for the first eight weeks of treatment and $2400 for each additional eight weeks of treatment. Other costs to the patient are associated with drug infusion and medical oversight. The initial goal is to enroll only the most seriously ill patients and to carry out a comprehensive medical evaluation and reassessment after a 24-week treatment period.

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

      Chemotherapy does not have much impact on survival for metastatic disease patients with Renal Cell Carcinoma. High (200-500mg) and low dose (10-120mg) Ampligen(R) treatments were investigated in 20 patient and 11 patient groups, respectively. The high dose group showed a median survival of 20.4 months, whereas the median survival of the low dose group was only 3.7 months. Analysis versus historical controls that were stratified according to risk groups showed that high dose Ampligen(R) treatment overall increased medial survival about 3-fold. The increased median survival is substantially greater than that reported with either interferon or interleukin-2, which are alternative immune-based therapies.

      A ten patient study with metastatic malignant melanoma patients has been completed. Two of nine patients treated with high dose Ampligen(R) (=> 200 mg) had complete tumor responses. One patient has been in complete remission for more than five years. Part of this study was conducted at the cancer research unit of Yale University.

      Ampligen(R) has shown promise in clinical trials for the treatment of both Renal Cell Carcinoma (Kidney Cancer) and Malignant Melanoma (Skin Cancer). For the time being, however, the Company has chosen to focus on the antiviral indications of Ampligen(R).

Patents/Proprietary Rights

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

      The Company has had a long term relationship with one raw material producer (Pharmacia), which has a minor equity interest in the Company. The other raw material producer is Ribotech, Ltd. ("Ribotech"), located in South Africa. The Company owns a 24.9% interest and Bioclones, Ltd. (a subsidiary of South African Breweries, Ltd) owns 75.1% of Ribotech. Ribotech was formed in 1994 as part of the Company's licensing/distribution agreement with Bioclones. During 1997, Ribotech worked to perfect their production of the raw materials, Poly I and Poly C12U, needed to formulate Ampligen (the final product). During the last quarter of 1997 the Company received two significantly sized shipments of Poly I and C12U which met all product specifications and will be processed to increase the inventory of Ampligen(R).

      In addition, the Company worked with Ribotech to facilitate the filing of a Drug Master File (DMF) with the FDA for Ribotech. This represented not only a tremendous amount of work and effort by both companies, but also emphasizes the Company's statement that Ribotech has demonstrated to be an acceptable source for the most important raw material components of our drug Ampligen(R). This provides Hemispherx with a key source for critical supplies. Ribotech can immediately increase the amount of these unique raw materials that can be available to the Company and substantially reduce the cost of these materials.

      In 1997, the Company made a move to an alternate liquid Ampligen(R) formulation process at Cook Imaging at Indianapolis, Indiana. This formulation process represents a major increase in production capability. The present lyophilized product is somewhat limited with respect to batch processing size. The Company is conducting liquid pilot runs in small production batches. Cook and the Company plan to start full scale production runs in June, 1998 with the objective of producing thousands of doses per run.

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

      The Company's marketing strategy reflects the differing health care systems around the world, and the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. In the United States, the Company expects that, subject to receipt of regulatory approval, Ampligen will be used in three medical arenas: physicians' offices or clinics, the hospital and the home setting. The Company currently plans to use a service provider in the home infusion (non-hospital) segment of the U.S. market to execute direct marketing activities, conduct physical distribution of product and handle billings and collections. Accordingly, the Company is developing marketing plans to facilitate the product distribution and medical support for indications, if and when they are approved, in each arena. The Company believes that this approach will facilitate the generation of revenues without incurring the substantial costs associated with a sales force. Furthermore, management believes that the approach will enable the Company to retain many options for future marketing strategies. In February 1998, the Company and Olsten Health Services ("Olsten") entered into a distribution/specialty agreement for the distribution of Ampligen(R) for the treatment of ME/CFS patients under treatment protocols.

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

      Based on its current operating plan, the Company anticipates that the net cash and cash equivalents on hand of $9.9 million, together with the anticipated receipt of limited revenues from the cost recovery protocols, will be sufficient to meet the Company's capital requirements through 1998. However, this may not be sufficient to enable the Company to complete the necessary clinical trials or regulatory approval process for Ampligen for any indication or, if any such approval were obtained, to begin manufacturing or marketing Ampligen on a commercial basis. The amount of additional funding required will depend on the timing of regulatory approval and commercialization of Ampligen(R).

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

      The Bioclones Agreement, made in October 1994, involves the international co-development of Ampligen(R) and related RNA therapeutics. Hemispherx has given Bioclones an exclusive manufacturing and marketing license for Africa, South America, the United Kingdom, Ireland, Australia, Tasmania, New Zealand and Southern Asian countries. In return, Bioclones has provided Hemispherx with a $3 million cash payment, 24.9% ownership in Ribotech, Ltd., a company set up by Bioclones to develop and manufacture RNA drugs, and royalties (8%) of Bioclones RNA drug sales in the licensed territories. Bioclones will pursue regulatory approval in the licensed territories and will specifically carry out, at its own expense, a phase III hepatitis clinical trial in South Africa and Australia. Bioclones has the first right of refusal (subject to appropriate pricing) to manufacture at least one-third of the worldwide sales requirement of Ampligen and other RNA drugs. The arrangement with Bioclones thus gives Hemispherx access to worldwide markets and commercial-scale manufacturing resources. Significantly, Bioclones has the financial backing from South African Breweries, the largest company in the Southern Hemisphere, with multi-billion dollar sales.

      The Company has had an R&D agreement since 1989 with the Hahnemann University Hospital, now known as the Allegheny University Hospitals-Hahnemann Division and has access to a scientist group for ongoing R&D on RNA drugs. Dr. David Strayer, the current Medical Director at Hemispherx, is a member of this group. Hemispherx provides the salary of Dr. Strayer and corresponding stipends for other scientist group members as needed. Hemispherx also retains exclusive proprietary and regulatory rights to all existing and future RNA drug technology developed by the scientist group. Hemispherx is obligated to pay Hahnemann a 2% royalty on net Ampligen(R) sales up to $6 million/year until 2005.

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

      Beaufour has a Polyadenur manufacturing facility in France that has the annual capacity to provide 60-100 kilograms of product. This will supply enough material for about 5,000 patients, should the same dosage level and regimen used for ME/CFS be assumed. The chronic active HBV patient population in the U.S. has been estimated at 375,000 and greater than 500,000 in Europe based on demographics. The infection rate in Asia is much higher, and more patients are resistant to Intron(R) A. Consequently, the need for additional capacity will be substantial should Polyadenur perform as predicted from clinical trials completed to date and the Compound receives regulatory approval. The Ribotech facility may be the first major site to expand production to support this compound.

      Any strategic alliance with Beaufour would be expected to conduct additional pivotal trials in Europe and North America to support European regulatory filing and possible drug combination approvals. An approval for a drug combination that may raise the cure rate above 50% could have major financial consequences. Intron(R) A generates revenues of more than $500 million, even though the cure rate from Intron(R) A is 40% at best.

      The Company has recently entered an agreement with Olsten Health Care ("Olsten") to provide marketing and distribution services of Ampligen(R) to ME/CFS patients. Olsten will formulate and administer the Ampligen(R) intravenous infusion product used for the ongoing treatment cost recovery protocol. Basically, the Company will supply Ampligen and Olsten will formulate and administer the intravenous product using its own facilities and personnel. In addition, the agreement provides for additional functions by Olsten with respect to clinical monitoring of patients, physical/patient training and financial support of ongoing ME/CFS clinical testing. Olsten is one of the largest national firms providing infusion, clinic and related health care services. It had almost $4 billion revenues in 1996, and was responsible for delivery of certain components of overall health care to approximately 2.2 million individuals.

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

Executive Officers

      The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

Name                                 Age       Position                        Background
-------------------------------------------------------------------------------------------------------------------
William A. Carter, M.D., FACP        60        Chairman, Chief                 HEM Pharmaceuticals Corp. (the
                                               Executive Officer,              predecessor company) since 1978.
                                               President                       Co-inventor of record on more
                                                                               than 200 patents.  A leading
                                                                               innovator in the development of
                                                                               human interferon for a variety of
                                                                               treatment indications.  Research
                                                                               Development Awardee of NIH

Robert E. Peterson                   60        Chief Financial                 Vice President of Omni Group,
                                               Officer                         Inc. (business consulting).
                                                                               Formerly VP and CFO of several
                                                                               major Pepsico Divisions.

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

Carol A. Smith, Ph.D.                46        Director,                       Virotech International, Inc.,
                                               Manufacturing and               '89-91, Scientist/Quality
                                               Process                         Assurance Officer.
                                               Development

Josephine M. Dolhancryk              35        Treasurer,                      Medical/Business Enterprises,
                                               Assistant                       '89-90, President
                                               Secretary

Richard Piani                        71        Director                        Principal Delegate for Industry
                                                                               to the City of Science and
                                                                               Industry, Paris, France, a
                                                                               scientific and educational
                                                                               complex since 1995.  Chairman of
                                                                               Industrielle du Batiment-Morin, a
                                                                               building materials corporation,
                                                                               from 1986-1993.  Professor of
                                                                               International Strategy at Paris
                                                                               Dauphine University from 1984-
                                                                               1994.  Law degree from Facilite
                                                                               de Droit, Paris Sorbonne.
                                                                               Administration degree from Ecols
                                                                               des Hautes Etudes Commerciales,
                                                                               Paris.

Harris Freedman                      64        Vice President for              Business consultant for emerging
                                               Strategic                       technology companies and private
                                               Alliances                       venture capitalist.

Sharon Will                          39        Vice President,                 Registered sales representative,
                                               Corporate                       Worldwide Marketing Inc. (a
                                               Communications                  manufacturer's representative),
                                                                               private venture capitalist.

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


      In addition, the Company has entered into the Bioclones Agreement, which provides the Company with 24.9 % of the capital stock of Ribotech, Ltd to develop and operate a new manufacturing facility which is financed by Bioclones. Manufacturing at the pilot facility commenced in 1996. The Company expects that Ribotech will start construction on a new commercial production facility in late 1998, although no assurance can be given that this will occur. The Company has no obligation to fund this construction.


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

                                               High                 Low
                                             --------             --------
COMMON STOCK

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

ITEM 6.  Selected Financial Data

Year Ended December 31              1993           1994            1995            1996            1997
Statement of Operations
Data
  Net revenues                 $     48,000    $    175,758    $  2,965,910    $     32,044    $    258,715
  Net loss                       (7,702,050)     (5,133,051)     (1,839,849)     (4,554,489)     (6,106,860)
  Cash used in operating
    activities                   (5,170,638)     (1,952,145)     (1,939,219)     (6,097,906)     (4,641,611)
  Capital expenditures              (40,000)         (3,625)        (86,480)        (15,477)
Balance Sheet
    Total Assets                  1,915,681       1,651,441      12,699,518       6,999,384      11,542,633
    Total Debt                    7,700,000       8,470,910       4,920,000            --              --
  Redeemable Preferred
    Stock                         2,865,782       3,238,334            --              --              --
  Common Stockholders
    Equity (deficit)            (11,579,156)    (14,629,687)      4,420,785       5,852,994      10,745,422

Net loss per share(1):
  Basic                                --             (0.44)          (0.18)          (0.29)          (0.35)
  Diluted                              --             (0.44)          (0.18)          (0.29)          (0.35)
Shares used in computing net
  loss per share(1):
  Basic                           6,998,072      11,536,276      10,341,163      15,718,136      17,275,994
  Diluted                         6,998,072      11,536,276      10,341,163      15,718,136      17,275,994

(1) See Note 2g of Notes to Consolidated Financial Statement(s)


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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules - See index to financial statements on page 27 (F-1) of this Annual Report.

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

Exhibit No.                 Description
-----------                 -----------

       3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended, along with Certificates of Designations

      *3.1.1  Series E Preferred Stock

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

                                       HEMISPHERx BIOPHARMA, INC.

                                       By: /S/ William A. Carter
                                           -------------------------------------
                                           William A. Carter, M.D.
                                           Chief Executive Officer

February 2, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ William A. Carter         Chairman of the Board, Chief      February 2, 1999
---------------------------   Executive Officer and Director
William A. Carter

/S/ Richard Piani             Director                          February 2, 1999
---------------------------
Richard Piani

/S/ Robert E. Peterson        Chief Financial Officer           February 2, 1999
---------------------------
Robert E. Peterson

/S/ Ransom Etheridge          Secretary and Director            February 2, 1999
---------------------------
Ransom Etheridge

/S/ Josephine Dolhancryk      Assistant Secretary and Treasurer February 2, 1999
---------------------------
Josephine Dolhancryk

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                            Page

Independent Auditors' Report .............................................   F-2

Consolidated Balance Sheets at December 31, 1996 and 1997 ................   F-3

Consolidated Statements of Operations for each of the years
in the three-year period ended December 31, 1997 .........................   F-4

Consolidated Statements of Stockholders' Equity(Deficit)
for each of the years in the three-year period ended
December 31, 1997 ........................................................   F-5

Consolidated Statements of Cash Flows for each of the years
in the three-year period ended December 31, 1997 .........................   F-6

Notes to Consolidated Financial Statements ...............................   F-8

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

/s/ KPMG Peat Marwick LLP

February 20, 1998
Philadelphia, Pennsylvania

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1996 and 1997

                                                         December 31,
                                                 ------------------------------
                                                     1996              1997
                                                 ------------      ------------

                                     ASSETS

Current assets:
 Cash and cash equivalents .................     $  5,279,429      $  8,965,714
 Short term investments (Note 3)  ..........             --           1,001,410
 Prepaid expenses and
   other current assets ....................          105,341            99,026
                                                 ------------      ------------
   Total current assets ....................        5,384,770        10,066,150
rroperty and equipment, net ................           83,475            70,637
Patent and trademarks rights, net ..........        1,502,816         1,387,523
Security deposits ..........................           28,323            18,323
                                                 ------------      ------------
   Total assets ............................     $  6,999,384      $ 11,542,633
                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..........................     $    598,078      $    465,166
 Accrued expenses (Note 5)  ................          548,312           332,045
                                                 ------------      ------------
    Total current liabilities ..............        1,146,390           797,211

Commitments and contingencies
 (Notes 6, 8, 10, 11 and 13)

Stockholders' equity (Notes 6 and 7):
  Preferred stock ..........................               50                37
  Common stock .............................           16,160            21,042
  Additional paid-in capital ...............       54,080,171        65,255,571
  Deferred compensation ....................             --            (137,132)
  Unrealized loss on securities
    available for sale .....................             --              (2,183)
  Accumulated deficit ......................      (48,243,387)      (54,391,913)
                                                 ------------      ------------
    Total stockholders' equity .............        5,852,994        10,745,422
                                                 ------------      ------------
    Total liabilities and
     stockholders' equity ..................     $  6,999,384      $ 11,542,633
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations For each of the years in the three-year period ended December 31, 1997

                                                    December 31,
                                   --------------------------------------------
                                       1995            1996            1997
                                   ------------    ------------    ------------

Revenues:
 Research and development .......  $     65,910    $     32,044    $    258,715
 License fees ...................     2,900,000            --              --
                                   ------------    ------------    ------------
   Total revenues ...............     2,965,910          32,044         258,715

Costs and expenses:
 Research and development .......     1,028,662       1,902,327       3,175,398
 General and
   administrative (Note 11) .....     2,880,443       3,023,590       2,194,945
 Preferred stock conversion
   expense ......................          --              --         1,262,523
                                   ------------    ------------    ------------
   Total cost and expenses ......     3,909,105       4,925,917       6,632,866

Debt conversion expense .........      (149,384)           --              --
Interest income .................        95,887         339,384         267,291
Interest expense (Note 13)  .....      (843,148)           --              --
                                   ------------    ------------    ------------

   Net loss .....................  $ (1,839,840)   $ (4,554,489)   $ (6,106,860)
                                   ============    ============    ============

Basic loss per share ............  $       (.18)   $       (.29)           (.35)
                                   ============    ============    ============

Weighted average shares
   outstanding ..................    10,341,163      15,718,136      17,275,994
                                   ============    ============    ============

Diluted loss per share ..........  $       (.18)   $       (.29)           (.35)
                                   ============    ============    ============

Weighted average common
   and dilutive equivalent
   shares outstanding ...........    10,341,163      15,718,136      17,275,994
                                   ============    ============    ============

See accompanying notes to consolidated financial statements.

                      HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity(Deficit) For each of the years in the three-year period ended December 31, 1997

                                      Preferred    Common
                                       Stock        Stock        Preferred      Common     Preferred       Common
                                     subscribed   subscribed       stock         stock       Stock         Stock        Preferred
                                       shares       shares         shares       shares     subscribed    subscribed       stock
                                       ------       ------         ------       ------     ----------    ----------     ---------
Balance at December 31, 1994  .....    651,112     2,082,952       810,029     5,136,756    4,772,233     1,061,331    $  7,200,017
Redeemable preferred stock
  dividend ........................       --            --            --            --           --            --              --
Debt to preferred stock dividend ..       --            --         172,414          --           --            --           749,383
Warrants issued in connection
  with imputed and forgiven
  interest charges ................       --            --            --            --           --            --              --
Preferred stock subscribed ........     10,000          --            --            --         50,000          --              --
Debt to common stock conversion ...       --         100,000          --            --           --          50,000            --
Issuance of common stock
  certificate .....................       --      (2,182,952)         --       2,182,952         --      (1,111,331)           --
Issuance of preferred stock
  certificates ....................   (626,112)         --         626,112          --     (4,472,233)         --         4,472,233
Convert redeemable to common ......       --            --            --         343,879         --            --              --
Convert preferred to common .......    (35,000)         --      (1,608,555)    1,807,088     (350,000)         --       (12,421,633)
Issuance of common stock, net of
  issuance cost ...................       --            --            --       5,313,000         --            --              --
Warrants Exercised ................       --            --            --         797,917         --            --              --
Net loss ..........................       --            --            --            --           --            --              --
                                      --------    ----------    ----------    ----------   ----------    ----------    ------------
Balance at December 31, 1995  .....       --            --            --      15,581,592         --            --              --

Warrants Exercised ................       --            --            --         202,083         --            --              --
Preferred Stock Issued ............       --            --           6,000          --           --            --                60
Preferred Stock Converted .........       --            --          (1,000)      376,530         --            --               (10)
Stock Option Compensation .........       --            --            --            --           --            --              --
Net loss ..........................       --            --            --            --           --            --              --
Preferred Dividends ...............       --            --            --            --           --            --              --
                                      --------    ----------    ----------    ----------   ----------    ----------    ------------
Balance at December 31, 1996 ......       --            --           5,000    16,160,205         --            --                50

Stock conversion costs ............       --            --            --         200,000         --            --              --
Repayment of lock-up ..............       --            --            --            --           --            --              --
Stock compensation, net ...........       --            --            --            --           --            --              --
Debt conversion ...................       --            --            --            --           --            --              --
Preferred stock redeemed ..........       --            --          (5,000)         --           --            --               (50)
Issuance of preferred stock
  certificates ....................       --            --           5,000          --           --            --                50
Preferred dividends forgiven ......       --            --            --            --           --            --              --
Preferred stock converted .........       --            --          (1,350)      675,000         --            --               (13)
Warrants and options exercised ....       --            --            --         199,067         --            --              --
Issuance of common stock, net of
  issuance cost ...................       --            --            --       3,808,334         --            --              --
Unrealized loss on securities
  available for sale ..............       --            --            --            --           --            --              --
Net loss ..........................       --            --            --            --           --            --              --
Preferred Dividends ...............       --            --            --            --           --            --              --

Balance at December 31, 1997 ......       --            --           3,650    21,042,606         --            --              --
                                      ========    ==========    ==========    ==========   ==========    ==========    ============

                                         Common                                Unrealized
                                          Stock                                 loss on
                                          .001       Additional                securities                     Total
                                           Par        paid-in      Deferred    available    Accumulated    stockholders
                                          Value       capital    compensation   for sale      deficit     equity(deficit)
                                          -----       -------    ------------   --------      -------     ---------------
Balance at December 31, 1994  .....      $ 5,136   $ 14,036,082         --         --      $(41,704,486)   $(14,629,687)
Redeemable preferred stock
  dividend ........................         --         (314,873)        --         --              --          (314,873)
Debt to preferred stock dividend ..         --             --           --         --              --           749,383
Warrants issued in connection
  with imputed and forgiven
  interest charges ................         --          572,681         --         --              --           572,681
Preferred stock subscribed ........         --             --           --         --              --            50,000
Debt to common stock conversion ...         --             --           --         --              --            50,000
Issuance of common stock
  certificate .....................        2,183      1,109,148         --         --              --              --
Issuance of preferred stock
  certificates ....................         --             --           --         --              --              --
Convert redeemable to common ......          344      3,552,863         --         --              --         3,553,207
Convert preferred to common .......        1,807     12,769,826         --         --              --              --
Issuance of common stock, net of
  issuance cost ...................        5,313     15,825,644         --         --              --        15,830,957
Warrants Exercised ................          798        398,159         --         --              --           398,957
Net loss ..........................         --             --           --         --        (1,839,840)     (1,839,840)
                                         -------   ------------    ---------    -------    ------------    ------------
Balance at December 31, 1995  .....       15,581     47,949,530         --         --       (43,544,326)      4,420,785

Warrants Exercised ................          202        100,839         --         --              --           101,041
Preferred Stock Issued ............         --        5,395,825         --         --              --         5,395,885
Preferred Stock Converted .........          377           (367)        --         --              --              --
Stock Option Compensation .........         --          634,344         --         --              --           634,344
Net loss ..........................         --             --           --         --        (4,554,489)     (4,554,489)
Preferred Dividends ...............         --             --           --         --          (144,572)       (144,572)
                                         -------   ------------    ---------    -------    ------------    ------------
Balance at December 31, 1996 ......       16,160     54,080,171         --         --       (48,243,387)      5,852,994

Stock conversion costs ............          200      1,199,800         --         --              --         1,200,000
Repayment of lock-up ..............         --         (109,712)        --         --              --          (109,712)
Stock compensation, net ...........         --          199,655     (137,132)      --              --            62,523
Debt conversion ...................         --           55,000         --         --              --            55,000
Preferred stock redeemed ..........         --       (4,999,950)        --         --              --        (5,000,000)
Issuance of preferred stock
  certificates ....................         --        4,834,873         --         --              --         4,834,923
Preferred dividends forgiven ......         --          171,775         --         --              --           171,775
Preferred stock converted .........          675           (662)        --         --              --              --
Warrants and options exercised ....          199        424,916         --         --              --           425,115
Issuance of common stock, net of
  issuance cost ...................        3,808      9,399,705         --         --              --         9,403,513
Unrealized loss on securities
  available for sale ..............         --             --           --       (2,183)           --            (2,183)
Net loss ..........................         --             --           --         --        (6,106,860)     (6,106,860)
Preferred Dividends ...............         --             --           --         --           (41,666)        (41,666)
                                         -------   ------------    ---------    -------    ------------    ------------
Balance at December 31, 1997 ......      $21,042   $ 65,255,571    $(137,132)   $(2,183)   $(54,391,913)   $ 10,745,422
                                         =======   ============    =========    =======    ============    ============

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
     for each of the years in the three-year period ended December 31, 1997
                Increase (Decrease) in Cash and Cash Equivalents

                                                     December 31,
                                      ------------------------------------------
                                          1995           1996           1997
                                      ------------   ------------   ------------

Cash flows from operating
  activities:
  Net loss ........................   $(1,839,840)   $(4,554,489)   $(6,106,860)

Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Depreciation of property
    and equipment .................        54,000         56,958         28,315
  Amortization of patent rights ...       222,000         90,935        123,812
  Imputed interest charges ........        41,360           --             --
  Debt conversion expense .........       149,384           --             --
  Write-off of patent rights ......       100,017         41,156        300,253
  Stock conversion costs ..........          --             --        1,200,000
  Stock option compensation
    expense .......................          --          634,344         62,523
  Changes in assets and
    liabilities:
    Prepaid expenses
      and other current assets ....       (59,985)       (42,599)         6,315
  Accounts payable ................    (1,156,084)      (497,559)       (77,912)
  Accrued expenses ................       547,561     (1,844,893)      (188,057)
  Security deposits ...............         2,368         18,241         10,000
                                      -----------    -----------    -----------
    Net cash used in
      operating activities ........    (1,939,219)    (6,097,906)    (4,641,611)
                                      -----------    -----------    -----------

Cash flows from investing
  activities:
  Purchase of property
    and equipment .................        (3,625)       (86,480)       (15,477)
  Additions to patent rights ......      (132,689)      (389,815)      (308,772)
  Purchase of short term
    investments ...................          --             --        (1003,593)
                                      -----------    -----------    -----------
      Net cash used in investing
        activities ................   $  (136,314)   $  (476,295)   $(1,327,842)
                                      -----------    -----------    -----------

                                  (CONTINUED)

See accompanying notes to consolidated financial statements.

                HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)

                                                     December 31,
                                    --------------------------------------------
                                         1995            1996           1997
                                    -------------   -------------   ------------

Cash flows from financing
  activities:
  Proceeds from issuance of
    preferred stock ..............  $       --      $  5,395,885    $ 4,834,923
  Proceeds from shareholder
    loans ........................        35,000            --             --
  Proceeds from notes payable ....     1,762,000            --             --
  Payments on notes payable ......    (1,837,000)           --             --
  Payments on stockholder
    notes ........................    (2,860,911)     (4,920,000)          --
  Principal payments under
    capital lease obligation .....       (23,308)           --             --
  Preferred stock redeemed .......          --              --       (5,000,000)
  Proceeds from issuance of
    common stock .................    18,595,000            --        9,403,513
  Stock issuance costs ...........    (2,764,043)           --           (7,814)
  Proceeds from exercise of
    stock warrants ...............       398,957         101,040        425,116
  Dividends paid on preferred
    stock ........................          --           (14,462)          --
                                    ------------    ------------    -----------
    Net cash provided by
      financing activities .......    13,305,695         562,463      9,655,738
                                    ------------    ------------    -----------
    Net increase (decrease)
      in cash and cash
      equivalents ................    11,230,162      (6,011,738)     3,686,285
Cash and cash equivalents at
  beginning of year ..............        61,005      11,291,167      5,279,429
                                    ------------    ------------    -----------
Cash and cash equivalents
  at end of year .................  $ 11,291,167    $  5,279,429    $ 8,965,714
                                    ============    ============    ===========
Supplemental disclosures
  of cash flow information:
  Cash paid during the year
    for interest .................  $    186,503    $      3,999    $     6,700
                                    ============    ============    ===========
Supplemental disclosure of
  noncash investing activities:
  Debt to equity conversion ......  $    799,383    $       --      $      --
  Accounts payable and accrued
    expenses to equity
    conversion ...................        50,000            --           55,000
  Forgiveness of interest ........       572,681            --             --
  Preferred stock to equity
    conversion ...................     3,238,334         899,314           --

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

(b) Investments

The Company classifies investments with original maturities of three months or less as cash equivalents. Investments with original maturities of more than three months are considered available for sale. The investments classified as available for sale are U.S. Treasury notes and are carried at estimated fair value with unrealized gains and losses recorded as a component of shareholders' equity.

(c) Property and Equipment

                                                    1996        1997
                                                  --------    --------
        Furniture, fixtures, and equipment        $624,813    $640,290

        Leasehold improvements                      61,576      61,576
                                                  --------    --------
        Total property and equipment               686,389     701,866
        Less accumulated depreciation              602,914     631,229
                                                  --------    --------
        Property and equipment, net               $ 83,475    $ 70,637
                                                  ========    ========

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

(d) Patent and Trademark Rights


Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over ten years. The Company reviews its patents and trademarks periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash flow basis to support the realizability of its respective capitalized cost. In addition, management's review addresses whether the patent and trademark continues to fit into the Company's strategic business plans. During the years ended December 31, 1996 and 1997, the Company decided not to pursue the technology in certain countries for strategic reasons and has recorded $41,156 and $300,253 respectively, relating to the expense of writing off these patents as a charge to research and development. Accumulated amortization as of December 31, 1996 and 1997 is $795,117 and $1,116,726, respectively. In addition the Company wrote off $240,743 of fully amortized patents and trademarks during 1996.

(e) Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for utilizing the equity method of accounting reflecting in the investment account any initial investment plus the Company's share of earnings and losses. Ribotech, Ltd. has had net losses since inception and the Company does not share in those losses in accordance with the licensing agreement defined in Note 10.


(f) Revenue



Revenue is recognized immediately for nonrefundable license fees when agreement terms require no additional performance with respect to such on the part of the Company. Revenue from the sale of Ampligen under cost recovery clinical treatment protocols approved by the FDA are recognized when such product is invoiced to the patient. Revenue related to the sale of Ampligen were $65,910, $32,044, and $258,715 for 1995, 1996 and 1997 respectively.


(g) Net Loss Per Share

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

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings per Share ("EPS"). SFAS 128 establishes and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and makes them comparable to international EPS standards. Pursuant to the adoption of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, the Company has restated its net loss per share for all previously issued periods. Accordingly, all net loss per share calculations reflect a historical approach methodology rather than the methodology required by the superceded guidance of APB 15 and Staff Accounting Bulletin No. 83 under which amounts were previously presented.

(h) Accounting for Income taxes

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

(i) Sales of Subsidiary Stock


The Company intends to account for any sales of its subsidiaries' stock as capital transactions. However, as of December 31, 1996 and 1997, the Company owned 100% of each subsidiaries stock. Any sales of subsidiary stock to a third party would represent a minority ownership in the specific subsidiary.


(j) New Accounting Pronouncements

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

In June 1997, the FASB also issued Statement of Financial Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

(k) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(3) Investments

At December 31, 1997, securities classified as available for sale are summarized below.

                                                   Unrealized
                                      Adjusted   --------------    Carrying
                                        Cost     Gains   (Losses)   Value
                                     ----------  -----   -------  ----------
U.S. Treasury note                   $1,003,593    --    $(2,183) $1,001,410
                                     ==========  =====   =======  ==========

There were no marketable securities at December 31, 1996.

(4) Stock-Based Compensation


In 1996, the Company granted 350,000 warrants to purchase common stock at $3.50, the fair value on the date of grant, to certain key employees in recognition of services performed and services to be performed. The per share weighted average fair value of the stock purchase warrants granted during 1996 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero, risk free interest rate of 6.02%, volatility 39.71%, and an expected life of two years.


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


For warrants granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that value is more-reliably measurable than the fair value of the consideration or service received. The Company amortizes such cost over the related vesting period of the warrant.

(5) Accrued Expenses

Accrued expenses at December 31, 1996 and 1997  consists of the following:

                                                      December 31,
                                                ----------------------
                                                  1996          1997
                                                --------      --------
Accrued payroll and benefits .............      $126,296      $  9,031
Accrued stock conversion costs ...........          --         101,899
Accrued dividends ........................       130,109          --
Accrued fees for HIV studies .............          --          41,936
Accrued taxes ............................        76,884        86,734
Accrued professional fees (Note 13)  .....       162,719        31,095
Accrued other ............................        52,304        61,350
                                                --------      --------
                                                $548,312      $332,045
                                                ========      ========

(6) Stockholders' Equity

(a) Common Stock

The Company is authorized to issue 50,000,000 shares of $.001 par value Common Stock. As of December 31, 1996 and 1997, 16,160,205 and 21,042,606 shares were issued and outstanding, respectively.

(b) Common Stock Options and Warrants

(i) Stock Options


The 1990 Stock Option Plan provides for the grant of options to purchase up to 460,798 shares of the Company's Common Stock to employees, directors, and officers of the Company and to consultants, advisors, and other persons whose contributions are important to the success of the Company. The recipients of options granted under the 1990 Stock Option Plan, the number of shares to be converted by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the Company's board of directors or, if delegated by the board, its Compensation Committee. No option is exercisable more than 10 years and one month from the date as of which an option agreement is executed. These shares become vested through various periods not to exceed four years from the date of grant. The option price represents the fair market value of each underlying share of Common Stock at the date of grant, based upon the public trading price.


Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

                                                       December 31
                                       Option    ------------------------
                                       price       1995    1996       1997
                                                 -------  -------    -------
Outstanding, beginning of year.....  $1.06-4.34  285,620  232,830    234,953
Granted............................   3.50-4.34     --      2,123     64,597
Cancelledv.........................    .11-4.34  (52,790)    --         --
Exercised..........................         .11     --       --       (8,294)
                                      ---------- -------  -------    -------
Outstanding, end of year...........  $1.06-4.34  232,830  234,953    291,256
                                      ========== =======  =======    =======
Exercisable....................................  165,244  215,161    206,867
                                                 =======  =======    =======
Exercised in current and prior years...........  (10,576) (10,576)   (18,870)
                                                 =======  =======    =======
Available for future grants....................  217,392  215,269    150,672
                                                 =======  =======    =======

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

                                            Common Stock
                                        --------------------
                                        Exercise   Number of
                                         Price      Shares       Expiration
                                        --------   ---------     ----------
Notes payable:
 Former noteholders (see Note 13)..      $10.85      119,807   November, 2005
    "         "          "       ..       $1.84      140,000       "       "
Stockholders notes:
 Stockholders......................       $3.50      292,160     Oct. 1999
 Stockholder.......................       $3.50      300,000     Oct. 1999
 Stockholder.......................       $1.75       75,000     Mar. 2000
 Stockholder.......................       $3.50       10,000     Mar. 1999
                                                     -------
                 Subtotal:                           936,967
                                                     =======

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


In March, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from this placement were used to retire the balance of Series D Convertible Stock issued in July of 1996. As an inducement to effect the early redemption of the Series D Preferred Stock, the Company gave the Preferred Stockholder 200,000 shares of common stock with a guaranteed sales price of $6 per share. As a result of this inducement in 1997, the Company incurred a $1.2 million stock conversion cost, which had no effect on the net equity of the company as it was offset by an increase in additional paid-in capital.


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

(8) Research, Consulting and Supply Agreements


The Company has entered into various clinical research agreements for the purpose of undertaking clinical evaluations of the safety and efficacy of Ampligen. The Company's obligation under these agreements is primarily dependent on the number of actual patients enrolled in the study and may be terminated without penalty at any time. During the years ending December 31, 1995, 1996 and 1997, the Company incurred approximately $179,000 of research fees under this agreement with Hahnemann Medical University in Philadelphia. Such costs are expensed as incurred.


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

In September 1995, the Company entered into an agreement with Rivex Pharma Inc., ("Rivex"), pursuant to which Rivex will provide various services in connection with the marketing and exclusive distribution of Ampligen in Canada on an emergency drug release basis. Under the terms of this agreement, the Company will supply and Rivex will purchase as much Ampligen as necessary to satisfy Rivex's customers at a mutually agreed upon cost. In return, Rivex will retain the exclusive right to market and distribute Ampligen in Canada. This agreement was terminated by the Company in 1997.

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

Future minimum lease payments under noncancelable operating leases are as follows:

         Year ending                                    Operating
         December 31,                                    leases
         -----------                                    --------
         1998.......................................    $280,413
         1999.......................................     292,146
         2000.......................................      91,517
                                                        --------
            Total minimum lease payments............    $664,076
                                                        ========

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

The expiration dates of the net operating loss carryforwards are as follows:

                                                      Tax loss
         Expiration                                 carryforwards
         date                                          (000)'S
         ----                                       ------------
         1999.......................................  $     131
         2003.......................................      1,774
         2004.......................................      5,403
         2005.......................................      3,534
         2006.......................................      8,749
         Thereafter.................................     30,429
                                                      ---------
                                                      $  50,020
                                                      =========

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

In August 1988, the Company entered into a pharmaceutical use license agreement with Temple University. Under the terms of the agreement, Temple granted the Company an exclusive world-wide license for the commercial sale of Oragen products using patents and related technology held by Temple until the last to expire of any related patents then or thereafter issued. In July 1994, Temple terminated the agreement. In November,1994, the Company filed suit against Temple in the Superior Court of the state of Delaware seeking a declaratory judgement that the agreement was unlawfully terminated by temple and therefore remained in full force and effect. Temple filed a separate suit against the Company seeking a declaratory judgement that its agreement with the Company was properly terminated. In December, 1996, these legal actions were terminated. Under the settlement, the parties have entered into a new pharmaceutical use license agreement that is equivalent to the original agreement in duration and scope.

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

(14) Subsequent Events

On February 9, 1998, the Company entered into an agreement with Kimberly Home Health Care, Inc., d/b/a Olsten Health Services (Olsten). This agreement appoints Olsten as a distributor of products to U.S. patients enrolled in the CFS cost recovery protocol (AMP-511). Olsten agreed to purchase Ampligen for treating these patients. In addition, Olsten agreed to provide up to $500,000 of support for other clinical trial efforts. The Company agreed to compensate Olsten for certain services in connection with conducting clinical trials.