Form 10-Q/A
period 1998-09-30
HEMISPHERX BIOPHARMA INC
filed 1999-02-04
CIK 946644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A1

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

1617 JFK Boulevard, Suite 660, Philadelphia, PA 19103
(Address of principal executive offices)  (Zip Code)

(215) 988-0080
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                     December 31,  September 30,
                                                        1997           1998
                                                    ------------  -------------
                              ASSETS

Current assets:
  Cash and cash equivalents                        $  8,965,714    $ 14,341,545
  Short term investments                              1,001,410       1,089,127
  Accounts receivable                                    32,408          52,670
  Prepaid expenses and other current assets              66,618          27,062
                                                   ------------    ------------
    Total current assets                             10,066,150      15,510,404

  Property and equipment, net                            70,637         151,703
  Patent and trademark rights, net                    1,387,523       1,325,474
  Other assets                                           18,323          28,835
                                                   ------------    ------------
      Total assets                                 $ 11,542,633    $ 17,016,416
                                                   ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $    465,166    $    653,716
  Accrued expenses                                      332,045         262,426
                                                   ------------    ------------
    Total current liabilities                           797,211         916,142

Commitments and contingencies

Stockholders' equity:
  Preferred stock                                            37              15
  Common stock                                           21,042          24,692
  Additional paid-in capital                         65,255,571      75,304,084
  Deferred compensation                                (137,132)        (78,140)
  Accumulated other comprehensive gain(loss)             (2,183)            714
  Accumulated deficit                               (54,391,913)    (59,151,091)
                                                   ------------    ------------
    Total stockholders' equity                       10,745,422      16,100,274
                                                   ------------    ------------
     Total liabilities and stockholders' equity    $ 11,542,633    $ 17,016,416
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)
                                                    For the Three months ended
                                                          September 30
                                                    --------------------------
                                                       1997             1998
                                                   -----------      -----------
Revenues:
 Cost recovery - clinical treatment programs       $    93,457      $   107,484
                                                   -----------      -----------
    Total revenues                                      93,457          107,484
                                                   -----------      -----------
Costs and expenses:
  Research and development                             917,123        1,101,842
  General and administrative                           678,721          835,277
                                                   -----------      -----------
    Total cost and expenses                          1,595,844        1,937,119
Interest income                                         31,758          129,621
                                                   -----------      -----------
   Net loss                                        $(1,470,629)     $(1,700,014)
                                                   ===========      ===========

Basic loss per share                               $     (0.09)     $     (0.07)
                                                   ===========      ===========
Weighted average shares outstanding                 16,554,333       23,267,908
                                                   ===========      ===========
Diluted loss per share                             $     (0.09)     $     (0.07)
                                                   ===========      ===========
Weighted average common and dilutive
  equivalent shares outstanding                     16,554,333       23,267,908
                                                   ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (Unaudited)
                                                    For the Nine months ended
                                                            September 30
                                                   ----------------------------
                                                       1997            1998
                                                   -----------      -----------
Revenues:
 Cost recovery - clinical treatment programs       $   155,282      $   289,334
                                                   -----------      -----------
    Total revenues                                     155,282          289,334
                                                   -----------      -----------
Costs and expenses:
  Research and development                           2,244,056        3,109,366
  General and administrative                         1,705,124        2,324,437
  Preferred stock conversion expense                 1,227,864             --
                                                   -----------      -----------
    Total cost and expenses                          5,177,044        5,433,803
Interest income                                        142,476          385,291
                                                   -----------      -----------
   Net loss                                        $(4,879,286)     $(4,759,178)
                                                   ===========      ===========
Basic loss per share                               $     (0.32)     $     (0.22)
                                                   ===========      ===========
Weighted average shares outstanding                 15,395,817       21,907,536
                                                   ===========      ===========
Diluted loss per share                             $     (0.32)     $     (0.22)
                                                   ===========      ===========
Weighted average common and dilutive
  equivalent shares outstanding                     15,395,817       21,907,536
                                                   ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
                  For the nine months ended September 30, 1998


                                                                                                 Accumulated
                                                                     Additional                     other
                     Preferred      Common     Preferred  C/S .001     paid-       Deferred    comprehensive  Accumulated
                   stock shares  stock shares    stock    Par value in capital   Compensation   gain (loss)     deficit
                   ------------  ------------    -----    --------- ----------   ------------   -----------     -------
Balance 12/31/97      3,650       21,042,606      $37     $ 21,042  $65,255,571   $(137,132)     $(2,183)   $(54,391,913)

Common stock
  issued                           2,574,734                 2,575    9,623,728

Preferred stock
  converted          (2,150)       1,075,000      (22)       1,075       (1,053)

Unrealized gain                                                                                     2,897

Repayment of
  lock up                                                               (79,587)

Stock compensation                                                      505,425     (58,992)

Net loss                                                                                                      (4,759,178)

                       -----      ----------      ---     --------  -----------   ---------      -------    ------------
  Balance  9/30/98     1,500      24,692,340      $15     $ 24,692  $75,304,084   $ (78,140)     $   714    $(59,151,091)
                       =====      ==========      ===     ========  ===========   =========      =======    ============

                          Total
                      stockholders'
                     equity(deficit)
                     ---------------
Balance 12/31/97      $ 10,745,422

Common stock
  issued                 9,626,303

Preferred stock
  converted                      --

Unrealized gain              2,897

Repayment of
  lock up                  (79,587)

Stock compensatio          564,417

Net loss                (4,759,178)

                      ------------
  Balance  9/30/9     $ 16,100,274
                      ============


     See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                    For the Nine months ended
                                                           September 30
                                                   ---------------------------
                                                       1997            1998
                                                    --------         --------
Cash flows from operating activities:
 Net loss                                         $(4,879,286)     $(4,759,178)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                20,610           23,545
 Amortization of patents rights                        91,491          152,650
 Write-off of patent rights                            59,985           74,302
 Preferred stock conversion expense                 1,227,864               --
 Stock option compensation expense                     24,108          564,417
 Changes in assets and liabilities:
  Accounts receivable                                  17,091          (20,262)
  Prepaid expenses and other current assets            18,637           39,556
  Accounts payable                                    346,301          188,550
  Accrued expenses                                    (39,259)          32,280
  Other assets                                         10,000           10,512
                                                    ----------      -----------
Net cash used in operating activities              (3,102,458)      (3,714,652)
                                                    ----------      -----------
Cash flows from investing activities:
 Purchase of property and equipment                    (5,661)        (104,611)
 Additions to patent rights                          (227,046)        (164,903)
 Marketable securities matured                             --        1,003,593
 Purchase of marketable securities                         --       (1,088,413)
                                                   ----------      -----------
  Net cash used in investing activities              (232,707)        (354,334)
                                                   ----------      -----------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock          4,834,923               --
 Preferred stock redeemed                          (5,000,000)              --
 Common stock issued                                    1,282        9,626,303
 Stock issuance cost                                       --         (181,486)
                                                   ----------      -----------
  Net cash provided by (used in) financing
    activities                                       (163,795)       9,444,817
                                                   ----------      -----------
Net  decrease in cash and cash equivalents         (3,498,960)       5,375,831
Cash and cash equivalents at beginning of period    5,279,429        8,965,714
                                                   ----------      -----------
Cash and cash equivalents at end of period         $1,780,469      $14,341,545
                                                   ==========      ===========

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

NOTE 4: PENDING LITIGATION:

On September 14, 1998, VMW, Inc. filed a complaint against the Company in the United States District Court, Southern Division of New York, The complaint alleges that the Company failed to fulfill its financial obligations to VMW, Inc. with respect to a certain letter agreement pertaining to services. VMW, Inc. claims damages of less than $100,000. We have counter-claimed, alleging breach of contract by VMW and have demanded damages of approximately $25,000. This case is currently in the discovery phase. We do not believe that the complaint will have a material effect on our results of operations or our financial position.

Ell & Co., and the Northern Trust Company, as Trustee of the AT&T Master Pension Trust filed a complaint against the Company in the Court of Chancery of the State of Delaware in and for New Castle County on September 23, 1998. This complaint alleges that the Company breeched its contractual obligations as set forth in the Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Stock of the Company. The Plaintiffs seek to enforce their rights to convert 1,500 shares of Series E Preferred Stock into 750,000 shares of freely traded common stock and to recover damages for its inability to convert the preferred stock when it requested to do so. Although we maintain that the 1,500 shares of Series E Preferred Stock had been properly redeemed and, therefore, the plaintiff was not contractually able to effect a proper conversion into common shares, we agreed, in December 1998, to convert the plaintiff's preferred stock into common stock. Currently, the claim is still in litigation. We do not believe that the complaint will have a material effect on our results of operations or our financial position.

The Company filed a complaint against Manual P. Asensio, Asensio & Company, Inc. and others in the United States District Court for the Eastern District of Pennsylvania on September 30, 1998. This action arises out of our belief that the defendants unlawful manipulated and illegally sold shares short of the Company's common stock on the American Stock Exchange on or about August 1998 through the present. Certain of the defendants have entered motions to dismiss all or part of the case. In the meantime, all discovery has been suspended pending the disposition of the dismissal motions.


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

NOTE 6: COMPREHENSIVE INCOME:

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

The components of comprehensive (loss):


\                           For the three months           For the nine months
                         Sept. 30,       Sept. 30,     Sept. 30,      Sept. 30,
                           1997            1998          1997           1998
                       -----------    -----------    -----------    -----------
Net Income (loss)      $(1,470,629)   $(1,700,014)   $(4,879,286)   $(4,759,178)

Unrealized gain
(loss) on short term
investments                   --            3.837           --            2,897
                       -----------    -----------    -----------    -----------

Total comprehensive
loss                    (1,470,629)    (1,696,177)    (4,879,286)    (4,756,281)
                       ===========    ===========    ===========    ===========


The components of accumulated other comprehensive income are as follows:

                                December 31, 1997             September 30, 1998
                                -----------------             ------------------

Unrealized gain                         $  (2,183)                       $  714
(loss) in marketable
securities

Other comprehensive                     $  (2,183)                       $  714
income                                 ==========                       ======


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Hemispherx Biopharma, Inc. (the "Company") has developed a large body of knowledge in the development and testing of therapeutic products based on nucleic acid technologies. Ampligen(R), its lead compound, a type of double-stranded RNA, is in advanced human clinical development for various therapeutic indications. It has been clinically evaluated as an investigational drug in over 350 patients for different therapeutic indications. The clinical profile that is emerging from these studies is that the drug has broad-spectrum antiviral and immune modulating activity and is generally well tolerated.

Prior to 1995, the Company's business strategy had been focused on the clinical development of Ampligen(R) for regulatory approval in treating the HIV disease, followed by treating Hepatitis B (HBV) Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS). In 1996, the understanding of ME/CFS and its prevalence grew substantially. Studies conducted by the Center For Disease Control (CDC) and Harvard Medical School indicated that ME/CFS was 20 times more common than previously thought and that probably some 500,000 Americans were afflicted. Other medical researchers were reporting evidence that ME/CFS was related to viral infection and immune system disorders. These findings and reports led the Company to focus on pursuing the clinical development of Ampligen(R) for regulatory approval to use it in the treatment of those afflicted with ME/CFS.

In 1997, the Company received FDA approval for a Phase II ME/CFS treatment protocol for Ampligen(R) with Cost Recovery, which allows the Company to fund certain clinical programs by charging patients for the cost of the drug. The
Company launched this clinical program that same year at five clinical sites across the U.S. (Philadelphia, PA; Washington, DC; Charlotte, NC; Houston, TX; and Incline Village, NV). A similar Phase II clinical cost recovery program was set up in Canada at three sites (Montreal, Vancouver and Edmonton) and in Brussels, Belgium. These clinical programs are continuing and are providing useful additional medical data on potential benefits and safety of Ampligen(R). The programs also have permitted additional insight into the natural history of ME/CFS and examination of new ways to monitor disease morbidity such as personal activity monitors (PAMs). In connection with the ME/CFS Cost Recovery Treatment Program, the Company agreed to conduct a confirmatory Phase III, randomized, double-blind, placebo-controlled clinical trial with an enrollment of up to 230 patients. The cost of this major clinical trial is expected to be borne by the Company.

The Company expects to continue its research and clinical efforts for the next several years with significant benefit accruing as a result of revenues expected from various cost recovery treatment programs, notably in Canada, Europe and the United States. However, the Company may continue to incur losses over the next several years due to clinical costs incurred in the continued development of Ampligen(R) for various commercial applications. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Belgium, Canada and the United States. The Company is also pursuing similar programs in other countries, especially within the European Union where resources have been substantially increased with respect to pursuing regulatory approvals. The Company is sponsoring a ME/CFS scientific conference/workshop in November 1998 in Rome to discuss the latest advances in etiology, diagnosis and possible treatment of CFS. Clinical experts from more than 15 countries have been invited to participate in this conference (see below).

Product Development

As of October 28, 1998, the Company has initiated the Phase III ME/CFS clinical trial at four investigative sites. Negotiations are being finalized with other investigative sites to assist in implementing the ME/CFS confirmatory Phase III clinical trial. In total, the Company expects to sign up eight to ten investigators to conduct this confirmatory Phase III clinical trial. ME/CFS patients who are not eligible for the confirmatory Phase III trial in the United States may seek treatment under the cost recovery treatment program authorized by the Food and Drug Administration (FDA). Thirty patients have initiated Ampligen(R) treatment under this program to date.

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

R.E.D. Laboratories of Brussels, Belgium reports significant progress in developing a diagnostic test for ME/CFS. The testing platform is based on the measurement of an abnormal form of the protein RNase L, an antiviral enzyme found in the white blood cells of CFS patients. This abnormal enzyme was first discovered in 1996 by researchers at Temple University who have been actively collaborating with the Company's scientists for a number of years. Initial research data indicates a high degree of correlation between levels of the enzyme and the severity of the disease. These results, along with treating ME/CFS patients of with Ampligen(R), were discussed in detail recently at the American Association of CFS meeting in Cambridge, Massachusetts, October, 1998.

Manufacturing

In October 1998 the Company started treating ME/CFS patients in the United States with a new "ready to use liquid" Ampligen(R) dose format. Prior to the development of the ready to use liquid form, Ampligen(R) was supplied either as a freeze-dried powder or in a frozen format to the clinical sites where it was stored in a special frost free freezer. Thereafter, clinical site personnel (nurses/physicians) were required to thaw according to a detailed "drug reconstitution protocol". In the alternative, hospital pharmacies were required to combine up to 8 small vials each consisting of 50 mg freeze dried powder into a final "dosage unit" by use of special sterilized environments including use of a laminar flow hood. These time-consuming steps are no longer required with the use of the "ready to use liquid" format of Ampligen(R). Thus, the availability of "the ready to use liquid format" of Ampligen(R) offers multiple conveniences related to storage and administration while reducing the chance of potential mistakes occurring during drug preparation at various locations removed from the Company's manufacturing facility.

The new process allows the Company to ship ready to use doses directly from the Company's manufacturing/quality assurance facility in Rockville, Maryland to various clinical locations around the country. Extensive testing in various laboratories (under direction of the Company's scientists) of the "ready to use liquid" form of Ampligen(R) has revealed it to be stable, without the use of preservatives, under refrigerated conditions while preserving full potency. The results of the stability and all bio-equivalency tests on the "ready to use liquid" form of Ampligen(R) were submitted to FDA during the third quarter of 1998 for full review and comment prior to its use in clinical settings. This liquid dose format can be manufactured more efficiently and allows for the potential production of greater volumes for commercial needs.

Ribotech, Ltd., (a company partially owned by the Company in South Africa), currently produces most of the biochemicals for the production of the Company's lyophilized product and has also initiated a program to produce the liquid dose product. Ribotech announced the completion of their first pilot run of liquid doses in the third quarter. The liquid doses produced by this run are currently undergoing extensive testing. Five lots of Ampligen(R) were produced in the third quarter by the Company utilizing U.S. based facilities. The Company used these five lots to produce nearly 1,000 doses of lyophilized product and over 3,000 doses of liquid product. These doses will be used in the ME/CFS Cost Recovery Clinical Treatment Programs as well as the confirmatory Phase III ME/CFS clinical trials. The Company is also actively evaluating new manufacturing locations in Western and Eastern Europe in order to provide similar diversity in Ampligen(R) product formats (liquid vs. lyophilized) similar to its U.S.-based programs.

Europe

As noted above the Company's foreign subsidiary, Hemispherx Biopharma Europe, is sponsoring an international CFS Research Symposium in Rome, Italy in November, 1998. This meeting will focus on new developments in diagnosis and medical management of CFS. Physicians and Researchers from more than fifteen (15) countries are expected to attend.

The European Union (EU) countries consisting of 15 members are in the process of establishing a comprehensive policy with respect to authorizing the marketing of new pharmaceutical products. Instead of the historical procedure whereby individual countries grant national authorizations, the EU has established two systems based on 1) the mutual recognition of authorizations and 2) one single authorization to be valid for the 15 member states. The company is preparing a dossier to be submitted to the EU authorities (the European Medicines Evaluation Agency - EMEA) for approval of Ampligen(R) specifically to be used in the EU for treatment of patients with ME/CFS. This dossier will contain all available information generated on the quality, safety and efficacy of Ampligen(R) with respect to ME/CFS in the United States and Europe as of a specified date in 1998 for all clinical "data collection". The Company plans to submit this completed dossier to the EMEA in December, 1998, following an earlier submission of certain summary documents.

Also, the Company is evaluating various European facilities to be responsible for affirming overall product quality for use in the EU. This program may involve the packing and distribution of the product to be used in the European Union, including the product labeling in approximately 15 different EU languages.

Year 2000 Update

The Company's Year 2000 Compliance Program (Program) is steadily moving forward. The program was implemented in the spring of 1998 with the objective of 1) updating and/or replacing aging hardware/software, 2) establishing new platforms for data bases and 3) assuring company-wide Y2K compliance.

With respect to Y2K compliance, the program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The Company's program is divided into three groups: clinical, manufacturing and financial. Outside hardware/software consultants have been employed to review all hardware and software in terms of Y2K compliance as well as upgrades for certain aged equipment. In most cases, it appears that the upgrades will solve the Y2K compliance problem.

Solutions for the clinical group issues have been identified. Management is presently preparing to present the clinical group proposal to the Board of Directors at their December 1998 meeting. Upon approval, the recommendations could be implemented and in place by March 30, 1999. The manufacturing group has also identified the hardware/software to be upgraded to be Y2K compliant. The Company has engaged the services of a developer of integrated systems to review these needs and determine the hardware/software best suited to serve the manufacturing process and data base. The developer's recommendations are to be available by mid-December at which time the Company will react. Management believes that the manufacturing group will be Y2K compliant by May 30, 1999.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Recent Developments

New clinical investigative sites were added to the ME/CFS clinical cost recovery treatment program bringing the total number of clinical sites to ten. In October, 1998 the Company received notice of allowance from the United States Patent Office of a new patent application entitled "Diagnosis and Treatment of euro- Cognitive Disorders Associated with Systematic Immunological Malfunction." This new patent is directed towards novel methods of diagnosing persons afflicted with neuro-cognitive disorders. The newly designated specific central nervous system (CNS) disease afflictions include those with "partial loss of cognitive functions, impaired attention and abstraction ability, memory loss, and immunological derangement." The associated novel diagnostic methodologies include detecting certain aberrations in the patient's antiviral/immunological defenses which reside within a critical antiviral cascade or natural protective system termed "2'-5" A pathway". Hemispherx now has more than 25 issued U.S. patents and more than 300 issued internationally to protect its proprietary drugs and medicinal technology.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 versus Nine months ended September 30, 1997

The Company reported a net loss of $4,759,178 for the nine months ended September 30, 1998 versus a net loss of $4,879,286 for the same period in 1997. Several factors, including increased revenues, contributed to the $120,108 reduction in losses in 1998.


The nine months ended September 30, 1997 results include a one time non-cash preferred stock conversion expense of $1,227,864 primarily due to the buy back and settlement of the Series D Preferred Stock. Also, common stock compensation expense of $564,417 was incurred in the nine months ended September 30, 1998, based on the value of warrants to purchase common stock granted to non-employees of the Company.

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

Three months ended September 30, 1998 versus three months ended September 30,
1997

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

The Company filed a complaint against Manual P. Asensio, Asensio & Company, Inc. and others in the United States District Court for the Eastern District of Pennsylvania on September 30, 1998. This action arises out of the Company's belief that the defendants unlawful manipulated and illegally sold shares short of the Company's common stock on the American Stock Exchange on or about September 15, 1998 through the present.

ITEM 2:   Changes in Securities

In February, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) to register the common stock placed in the September 1997 private placements. The statement included common stock underlying certain stock purchase warrants with registration rights.

In July, 1998 the Company's Common Stock and Class A Warrants were listed on the Berlin Stock Exchange. The shares and warrants will trade under the symbols HXB and HXBA respectively. The listing on the Berlin Stock Exchange has been facilitated by Berliner Freiverkehr, a major German investment banking and brokerage firm, with assistance from Value Management & Research, GmbH, a European based Research and Investment Firm.

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

                                      HEMISPHERx BIOPHARMA, INC.

                                     /S/  William A. Carter
                                     -----------------------------------------
Date: February 2, 1999                 William A. Carter, M.D.
                                     Chief Executive Officer & President

                                     /S/  Robert E. Peterson
                                     -----------------------------------------
Date: February 2, 1999                 Robert E. Peterson
                                     Chief Financial Officer