Form 10-K
period 1998-12-31
HEMISPHERX BIOPHARMA INC
filed 1999-03-10
CIK 946644

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

(MARK ONE)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1998

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

                                    Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock held by non-affiliates at December 31, 1998 was $130,309,910. For purposes of this calculation, it was assumed that all Common Stock is valued at the closing price of the stock as of March 5, 1999.

The number of shares of the registrant's Common Stock outstanding as of December 31, 1998 was 26,162,040.

                     DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement which will be filed on or before July 15, 1999 with the Securities and Exchange Commission in connection with Registrant's 1998 annual meeting of stockholders is incorporated by reference into Part III of this Report as well as certain exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-93314).

                                     PART I

ITEM 1.  Business

General

Hemispherx Biopharma, Inc. ("the Company") is a biopharmaceutical company that focuses on the development of nucleic acids to enhance the natural anti-viral defense systems of the human body. The Company's lead product, Ampligen(R), is presently undergoing clinical trials in the United States and Europe for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS).

In 1998, the Company moved forward in the development of Ampligen(R) regulatory approval and commercial application in the United States and Europe. Some significant events include:

o The FDA authorized the expansion of the Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) Cost Recovery Treatment Program in the first quarter of 1998.

o In early spring 1998, the Company entered into a research collaboration agreement with R.E.D. Laboratories, a Belgium company dedicated to the development and commercialization of CFS diagnostics. R.E.D. has developed a new test, designated REDD, that appears to identify a subset of CFS patients who are severely ill with ME/CFS disorders. The Company plans to utilize the test in the United States on a research basis.

o In February 1998, the Company entered into an agreement with Kimberly Home Health Care, Inc. d/b/a Olsten Health Services ("Olsten"). This agreement appoints Olsten as a distributor of products to U.S. patients enrolled in the ME/CFS cost recovery treatment program (AMP 511). Olsten agreed to provide initially up to $500,000 of support for other clinical trial efforts including identification of medical and economic benefits to patients receiving Ampligen(R). The Company agreed to compensate Olsten for certain services in connection with conducting clinical trials.

o In the second quarter of 1998, the Company initiated the recruitment of clinical investigators and ME/CFS patients to participate in the confirmatory Phase III confirmatory placebo-controlled clinical study of Ampligen(R)in the treatment of persons suffering from ME/CFS. The Company has a target of eventually enrolling 230 patients with the severely debilitating form of ME/CFS. As of August 3, 1998, the Company had begun enrollment of a significant number of subjects into the pre-clinical or baseline phase of the study.

o The Company has entered research agreements with LabCorp., a subsidiary of Laboratory Corporation of America (NYSE/LH), Workwell Corporation, and Medical Graphics Corporation (NASD:MGCC) to provide high quality diagnostic data during the Phase III study. LabCorp will carry out laboratory diagnostics tests on samples sent from clinical trial sites to its location in Raritan, NJ. Workwell will monitor treadmill oxygen consumption at each clinical trial center using systems manufactured by Medical Graphics Corporation. Testing for a specific biochemical marker (RNase L) will be done by R.E.D. Laboratories, an affiliated company, in Brussels.

o A liquid formulation process for Ampligen was initiated at Cook Imaging, a major U.S.-based facility for preparing large volume parenteral drug products under GMP ("Good Manufacturing Practice"). This liquid process is more efficient and allows for greater volume manufacturing production needed to meet projected requirements. Results with the product liquid format to date have been encouraging with respect to product stability and ease of handling. The liquid formulation format also eliminates the need for a major pharmacy function nearby the clinical treatment site.

o The Company completed six (6) months of accelerated and long term stability studies on the liquid formulation product produced by Cook Imaging. These stability studies on liquid formulated product are required by the FDA. In December, 1998 the Company started treating ME/CFS patients in the United States with the liquid formulation.

o Incorporation papers were filed and processed in Belgium to incorporate a wholly owned subsidiary named Hemispherx Biopharma Europe NV/S.A. This European subsidiary is based in Antwerp to serve the needs of the Company in pursuing ME/CFS clinical tests, related clinical treatments and new drug marketing approval in Belgium and other European (European Union) countries. The Company has engaged the services of several senior executives and leading medical experts to pursue this task.

o The Company's foreign subsidiary, Hemispherx Biopharma Europe, sponsored an international CFS Research Symposium in Rome, Italy in November, 1998. This meeting focused on new developments in diagnosis and medical management of CFS. Physicians and Researchers from more than fifteen (15) countries attended.

o The Company continued to increase the in-house clinical, regulatory and biostatistical expertise necessary to direct and support the clinical programs underway. A Director of Clinical Operations was recruited from a major multinational, independent clinical research organization to oversee the Company's clinical activity. Prior to his recruitment, these duties were performed by the Medical Director with assistance from the clinical research associate (CRA) staff of the Company and its strategic partner, Olsten Health Care.

o R.E.D. Laboratories of Brussels, Belgium reported significant progress in developing a diagnostic test for ME/CFS. The testing platform is based on the measurement of an abnormal form of the protein RNase L, an antiviral enzyme found in the white blood cells of CFS patients. This abnormal enzyme was first discovered in 1996 by researchers at Temple University who have been actively collaborating with the Company's scientists for a number of years. Initial research data indicates a high degree of correlation between levels of the enzyme and the severity of the disease. These results, along with treating ME/CFS patients with Ampligen, were discussed in detail at the American Association of CFS Meeting in Cambridge, Massachusetts, October, 1998.

o Completed and filed a full marketing application for approval in the European Union in December, 1998.

o Approved the spin-off of Core Biotech Corp., a wholly owned subsidiary, to the shareholders. Core Biotech intends to pursue therapeutic projects for the treatment of various viral diseases of the liver.

Hemispherx Biopharma, Inc. has conducted research in the biopharmaceutical field for some 25 years primarily working with nucleic acid polymers that have specifically configured base pairs. The Company's lead compound, Ampligen(R), is a type of double stranded Ribonucleic Acid (RNA). Over the years, the Company has developed a large body of knowledge in the development and testing of therapeutic product brand of nucleic acid technologies. Ampligen(R) has been clinically evaluated as an investigational drug in over 350 patients for different therapeutic indications. The clinical profile that is emerging from these studies is that the drug has broad-spectrum antiviral and immune modulatory activity and is generally well tolerated.

Over the years, the Company has secured a significant patent estate consisting of 24 patents issued in the United States and over 300 international filings. These patents primarily cover the Company's technology platform that involves nucleic acid polymers that have specifically configured base pairs. The Company's policy is to file or license existing patent applications on a worldwide basis to protect technology and improvements that are considered important in the development of the Company's business.

Ampligen is being developed clinically for use in treating three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome ("ME/CFS"), chronic hepatitis B virus ("HBV") infection, and human immunodeficiency virus ("HIV") associated disorders. Also, the Company has clinical experience with treating patients with certain cancers. The Company's business strategy is designed around seeking the required regulatory approvals which will allow the progressive introduction of Ampligen for ME/CFS and HIV followed by HBV in the U.S., Canada, Europe and Japan. Ampligen has received Orphan Drug designation from the FDA for four indications (HIV, renal cell carcinoma, chronic fatigue syndrome and invasive malignant melanoma). The Company is also developing a second generation RNA drug technology, termed Oragen(TM) compounds, which the Company believes offers the potential for broad spectrum antiviral activity by oral administration.

The Company is currently conducting several clinical trials to determine the efficacy of Ampligen(R) for the treatment of ME/CFS. A confirmatory Phase III, randomized, double-blind clinical trial is underway in the United States and a Phase II/III open-label study is being conducted in Belgium. In addition to the confirmatory Phase III clinical trial in the United States, the Food and Drug Administration (FDA) has approved the enrollment of ME/CFS patients in the confirmatory cost recovery treatment program. Patients enrolled in the cost recovery treatment program reimburse the Company for the cost of the drug.

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

The Company has focused on the treatment of diseases for which adequate treatment is not available and for which the antiviral and immunostimulatory properties of Ampligen(R) may be beneficial. Such diseases include ME/CFS, Hepatitis, HIV and certain cancers. In recent years, the understanding of ME/CFS has grown substantially. The Center for Disease Control (CDC) estimates that the prevalence rate of this disease in the United States is in excess of 500,000 cases. Other medical researchers were reporting evidence that ME/CFS was related to viral infection and immune system disorders. These findings led the Company to focus on pursuing the clinical development of Ampligen(R) for regulatory approval to use in the treatment of those people afflicted with ME/CFS.

As an emerging biopharmaceutical Company, Hemispherx depends on accessing external resources for manufacturing, distribution and research & development. The Company currently has working relationships with Bioclones Proprietary, Ltd., Cook Imaging, Upjohn/Pharmacia, Hahnemann University, Temple University, Olsten Health Care, as well as research & development sponsorships or collaborations with other academic institutions.

Product Development

In the first quarter of 1998, the FDA authorized expansion of the ME/CFS cost recovery treatment program consisting of an open-label study using Ampligen in the treatment of patients with severely debilitating ME/CFS. This open treatment protocol with cost recovery has been ongoing since mid-1997 under the auspices of the FDA. Under this protocol, the enrolled patients pay for the Ampligen administered which totals about $7,200 for a 24 week treatment course. Fifty
(50) patients with severe forms of CFS/ME have been authorized for treatment.

In the second quarter of 1998, the Company initiated the recruitment of clinical investigators and ME/CFS patients to participate in the confirmatory Phase III placebo-controlled clinical study of Ampligen in the treatment of persons suffering from ME/CFS. This study a multi-center, double-blind, placebo-controlled clinical trial of the efficacy and safety of Ampligen in treating patients with severely debilitating ME/CFS. The Company has a target of eventually enrolling 230 patients with the severely debilitating form of ME/CFS. In August, 1998, the Company started the enrollment of subjects into the pre-clinical or baseline phase of the study. As of February, 1999, the Company has engaged the clinical services of six (6) investigators in various locations across the United States with more than 56 patients in the baseline or active treatment phase of the study.

LabCorp., a subsidiary of Laboratory Corporation of America (NYSE/LH), Workwell Corporation, and Medical Graphics Corporation (NASD:MGCC) have been engaged to provide high quality diagnostic data during the ME/CFS Phase III study. Test samples will be sent from clinical trial sites located throughout the United States to Raritan, NJ for laboratory diagnostics. Workwell will monitor treadmill oxygen consumption at each clinical trial center using systems manufactured by Medical Graphics Corporation. R.E.D. Labs will be supplied with samples for testing for a specific biochemical marker (RNase L). These clinical research partners will help provide scientifically valid and quality assured Phase III data.

As of year end, 1998, more than 70 patients were either being treated or in the follow-up phase of a Belgium ME/CFS cost recovery treatment program. This program was authorized by the Belgium authorities and initiated in 1994.

The Company has committed to a major collaboration with R.E.D. Laboratories, a newly formed Belgian company focused on the development and commercialization of diagnostic markers for ME/CFS, based on new scientific insights of research teams in Belgium and France. Because of the multiple symptoms and clinical presentations of the disease, ME/CFS diagnosis can be time consuming and expensive. It is believed the new R.E.D. diagnostic test may identify up to 92% of CFS/ME patients by recognizing a gene defect caused by the disease. The test may enable doctors to more quickly identify CFS/ME patients and start immediate medication to assure a positive medical outcome for the patient as well as a cost-effective solution for the health-care provider. Hemispherx owns a minority interest in R.E.D. Laboratories.

The Company has and will continue to evaluate complimentary technology and businesses for possibly acquiring licensing rights and/or investment.

Manufacturing

A liquid formulation process for Ampligen was initiated at Cook Imaging, a major U.S.-based facility for preparing large volume parenteral drug products under GMP ("Good Manufacturing Practice"). This liquid process is more efficient and allows for greater volume manufacturing production needed to meet projected requirements. The new process allows the Company to ship ready to use doses directly from the Company's manufacturing/quality assurance facility in Rockville, Maryland to various clinical locations around the country. Extensive testing in various laboratories (under direction of the Company's scientists) of the ready to use liquid form of Ampligen has revealed it to be stable, without the use of preservatives, under refrigerated conditions while preserving full potency. The results of the stability and all bio-equivalency tests on the ready-to-use liquid form of Ampligen were submitted to FDA during the third quarter of 1998.

In October, 1998, the Company started treating ME/CFS patients in the United States with the new ready to use liquid Ampligen dose format. Prior to the development of the ready to use liquid form, Ampligen was supplied either as a freeze-dried powder or in a frozen format to the clinical sites where it was stored in a special frost free freezer. Thereafter, clinical site personnel (nurses/physicians) were required to thaw, heat and cool the frozen product in a water bath just prior to drug administration according to a detailed drug reconstitution protocol. In the alternative, hospital pharmacies were required to combine up to 8 small vials each consisting of 50 mg freeze dried powder into a final dosage unit by use of special sterilized environments including use of a laminar flow hood. These time-consuming steps are no longer required with the use of the ready to use liquid format of Ampligen. Thus, the availability of the ready to use liquid format of Ampligen offers multiple conveniences related to storage and administration while reducing the chance of potential mistakes occurring during drug preparation at various locations removed from the Company's manufacturing facility or from hospital facilities with advanced capacity to handle parenteral products, including the availability of laminar flow hoods.

Ribotech, Ltd. currently produces the majority of the biochemicals for the production of the Company's lyophilized product and has also initiated a program to produce the liquid dose product. Ribotech announced the completion of their first pilot run of liquid doses in the third quarter of 1998. The liquid doses produced in this run are currently undergoing extensive testing. Five lots of

Ampligen were produced in the third quarter by the Company utilizing U.S. based facilities. The Company used these five lots to produce nearly 1,000 doses of lyophilized product and over 3,000 doses of liquid product. These doses will be used in the ME/CFS Cost Recovery Clinical Treatment Programs as well as the confirmatory Phase III ME/CFS clinical trials. The Company is also actively evaluating new manufacturing locations in Western and Eastern Europe in order to provide similar diversity in Ampligen product formats (liquid vs. lyophilized) similar to its U.S.-based programs.

Europe

Hemispherx Biopharma Europe NV/SA was formed in Belgium as a wholly owned subsidiary of the Company. This operation is based in Antwerp to serve the needs of the Company in pursuing ME/CFS clinical trials, related clinical treatments and new drug marketing approval in Belgium and other European Union countries. The Company has engaged several European senior executives and medical experts to pursue these tasks.

The new drug application was filed in December 1998 for approval of Ampligen for the treatment of ME/CFS in the European Union. In February, 1999, the Company was notified that the application has cleared the first stage of regulatory review by being designated "Complete" by the European Medical Evaluation Agency
(EMEA). This designation indicates that the extensive data and analysis submitted in support of the application are sufficient for the application to proceed to the advanced stages of the review process.

The Company has committed itself to a major collaboration with R.E.D. Laboratories, a newly formed Belgian company focused on the development and commercialization of diagnostic markers for ME/CFS, based on new scientific insights of research teams in Belgium and France. The Company owns a minority interest in R.E.D. Laboratories. It is believed the new R.E.D. diagnostic test may identify up to 92% of CFS/ME patients by recognizing a gene defect caused by the disease. The test may enable doctors to quickly identify CFS/ME patients and start immediate medication to assure a positive medical outcome for the patient as well as a cost-effective solution for the health-care provider.

Marketing/Distribution

The Company's marketing strategy reflects the differing health care systems around the world, and the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. In the United States, the Company expects that, subject to receipt of regulatory approval, Ampligen will be utilized in three medical arenas: physicians' offices or clinics, the hospital and the home treatment setting. The Company currently plans to use a service provider in the home infusion (non-hospital) segment of the U.S. market to execute direct marketing activities, conduct physical distribution of product and handle billings and collections. Accordingly, the Company is developing marketing plans to facilitate the product distribution and medical support for indications, if and when they are approved, in each arena. The Company believes that this approach will facilitate the generation of revenues without incurring the substantial costs associated with a sales force. Furthermore, management believes that the approach will enable the Company to retain many options for future marketing strategies. In February 1998, the Company and Olsten Health Services ("Olsten") entered into a distribution/specialty agreement for the distribution of Ampligen for the treatment of ME/CFS patients under treatment protocols.

In Europe, the Company plans to adopt a country-by-country and, in certain cases, an indication-by-indication marketing strategy due to the heterogeneity regulations and alternative distribution systems in these areas. The Company also plans to adopt an indication-by-indication strategy in Japan. Subject to receipt of regulatory approval, the Company plans to seek strategic partnering arrangements with pharmaceutical companies to facilitate product introductions in these areas. The relative prevalence of people suffering from target indications for Ampligen varies significantly by geographic region, and the Company intends to adjust its clinical and marketing planning to reflect the special needs of each area. In countries in South America, the United Kingdom, Ireland, Africa, Australia, Tasmania, New Zealand, and certain other countries and territories, the Company contemplates marketing its product through its relationship with Bioclones pursuant to the Bioclones Agreement.

Spin-Off of Subsidiary

The Board of Directors has authorized the distribution of at least 80% of the issued and outstanding shares of common stock of Core Biotech Corp. ("Core Biotech"), a wholly-owned subsidiary, to the Company's shareholders. Core Biotech was incorporated in the State of Delaware in 1994.

Core Biotech intends to use genetic technologies to develop therapeutic products for the treatment of viral hepatitis diseases. Genetic compounds represent a new class of pharmaceutical products that are designed to act at the molecular level for the treatment of viral disease. Hemispherx will license or sublicense to

Core Biotech the technology for the products that will be used by Core Biotech. The Company believes that the spin-off of Core Biotech will, among other things,
(i) provide Core Biotech with the opportunity to obtain greater access to capital to finance its business, including research and development efforts;
(ii) permit Core Biotech to focus exclusively on the development of a product line that has not received sufficient attention from Hemispherx because of the other drug development efforts of Hemispherx; (iii) improve the near-term earnings of Hemispherx by eliminating from the Hemispherx's results of operations the expenses associated with developing Core Biotech's hepatitis treatment technologies; (iv) enhance the ability of Core Biotech to attract, retain and motivate its employees by offering economic incentives and rewards tied more directly to Core Biotech's performance; (v) ultimately permit the management teams of Hemispherx and Core Biotech to focus on their respective core businesses without regard to the corporate objectives and policies of the other company; and (vi) permit the financial community to focus separately on the Company and Core Biotech and their respective business opportunities.

The planned spin-off contemplates one share of Core Biotech common stock for every six shares of the Company's common stock.

In connection with the planned spin-off, the Company will enter into certain agreements with Core Biotech, including, but not limited to, (i) a separation and distribution agreement, providing for, among other things, the planned spin-off and the division between us and Core Biotech of certain assets and liabilities; (ii) a tax allocation agreement, pursuant to which Core Biotech and the Company will agree to allocate tax liabilities that relate to the planned spin-off and to periods prior to the spin-off date; (iii) a services agreement, providing for certain allocations of responsibilities with respect to various services to be provided by the Company to Core Biotech; (iv) an employee benefits agreement; (v) a technology license agreement; and (vi) a research and development agreement. These agreements are in the development stage and no final determination as to structure has been made. Further, no final determination has been made with respect to capitalization, pro forma financial information, management and intercompany transactions. The timetable for the planned spin-off is as soon as practicable based on financing, staffing, and certain market conditions.

Financing

The development of the Company's products has required and will continue to require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market and to establish commercial-sale production and marketing capabilities. During the Company's last three fiscal years, the Company has spent approximately $9.6 million in research and development, of which $4.6 million was expended in the year ended December 31, 1998.

As of December 31, 1998, the Company had $13.6 million in cash and short term investments of which $5 million is earmarked for Core Biotech. Based on its current operating plan, the Company expects that the remaining $8.6 million plus anticipated receipt of revenues from the cost recovery treatment protocols and interest income on unused funds will be sufficient to meet the Company's operating requirements well into 2000. In addition, the Company expects proceeds in the form of equity from the exercise of shareholder warrants. In 1998, the Company received $8.8 million in equity from shareholders exercising warrants. The amount of additional funding required, if any, will depend on the timing of regulatory approval and commercialization of Ampligen.

Accordingly, the Company may raise substantial additional funds through additional equity or debt financing, collaborative arrangements with corporate partners, off balance sheet financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products. Were adequate funds not available from operations and were the Company not able to secure additional sources of financing on acceptable terms, the Company's business would be materially adversely affected.

In September, 1998, the Company raised an aggregate of $2,250,000 in gross proceeds through two private offerings pursuant to Regulation D of the Securities Act of 1933, as amended ("Act"), and Rule 506 promulgated thereunder. All investors represented that they were accredited pursuant to Rule 501 of the Act. The Company intends to use the proceeds from the offering for general working capital and operating funds and to advance its various clinical initiatives, including build-up of inventory and streamlining various aspects of the overall manufacturing process.

Research and Development/Collaborative Agreements

The Company has formed a strategic alliance with Bioclones Proprietary for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen(R) and Oragen(TM). Bioclones is to pursue regulatory approval in the areas of its franchise and to conduct phase III Hepatitis B and Hepatitis C clinical trials in South Africa and Australia.

Bioclones has been given the first right to refusal, subject to pricing, to manufacture at least one-third of the worldwide sales requirement of Ampligen and other nucleic acid-derived drugs. Pursuant to this arrangement, the Company received access to worldwide markets and commercial-scale manufacturing resources, as well as a $3 million cash payment from Bioclones, a 24.9% ownership in a company set up by Bioclones to develop and manufacture RNA drugs, and royalties of 8% on Bioclones nucleic acid-derived drug sales in the licensed territories.

In the United States, the Company has contracted Olsten Health Care Services to handle marketing and distribution of Ampligen in the U.S. to patients suffering from ME/CFS in the cost recovery treatment program. Olsten is one of the nation's largest home health care companies with over 600 offices nationwide.
Pursuant to the agreement, Olsten will be responsible for marketing, distribution, billing and collecting. Through this arrangement, Hemispherx avoids the necessity of incurring significant up-front marketing and distribution costs.

The Company acquired a series of patents on Oragen(TM), potentially an oral broad spectrum antiviral, through a licensing agreement with Temple University. The Company was granted an exclusive worldwide license from Temple for the Oragen(TM) products. Pursuant to the arrangement, the Company is obligated to pay royalties of 2% to 4% on sales of Oragen(TM), depending on how much technological assistance is required of Temple. The Company currently pays minimum royalties of $30,000 per year to Temple.

Competition

There are several publicly held companies that place emphasis on nucleic acid technology. Some are outlined below from publicly available documents filed with the Securities and Exchange Commission.

Gilead Sciences, Inc. (Foster City, California; GILD/NASDAQ). Gilead is developing nucleotide technologies and is pursuing pre-clinical and clinical development of a number of therapeutic product candidates for treating certain viral diseases including cytomegalovirus retinitis, HIV and Hepatitis B. Gilead reports that they have investigational drug products in Phase II clinical trials for treating Hepatitis B and Phase II/III for treating HIV.

ISIS Pharmaceuticals, Inc. (Carlsbad, California; ISIS/NASDAQ). This company, founded in 1989, has devoted substantially all of its resources to research, drug discovery and development programs. Isis currently has one product, Vitravene, a treatment for CMV Retinitis in AIDS patients, which has achieved limited market acceptance in a small commercial market with significant competition. Isis reports that most of their resources are being dedicated to applying molecular biology and medicinal chemistry to discovery and development of drug candidates based upon antisense technology.

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

Human Resources

The Company had 45 employees as of February 15, 1999 of which 21 are full time and 24 are utilized on a part-time basis. Such parties are paid on a per diem or monthly basis. Twenty-six (26) of the 45 persons are engaged in the Company's research, development, clinical, manufacturing effort, including five individuals in Europe. Nineteen (19) perform regulatory, general administration, data processing, including biostatistics, financial and investor relations functions. The Company believes that this arrangement provides the most efficient approach to drug development at this point in time. While the Company has been successful in attracting skilled and experienced scientific personnel, there can be no assurance that the Company will be able to attract or retain the necessary qualified employees and/or consultants in the future.

Recent Developments

On February 19, 1999, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock on the open market or through private transactions through April 1, 1999. The repurchased shares will eventually be used for acquisitions or other purposes.

Executive Officers

      The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

Name                   Age       Position             Background
----                   ---       --------             ----------

William A. Carter,
  M.D., FACP           60        Chairman, Chief      HEM Pharmaceuticals Corp.
                                 Executive Officer,   (the predecessor company)
                                 President            since 1978.Co-inventor of
                                                      record on more than 200
                                                      patents. A leading
                                                      innovator in the
                                                      development of human
                                                      interferon for a variety
                                                      of treatment indications.
                                                      Research Development
                                                      Awardee of NIH

Robert E.
  Peterson             61        Chief Financial      Vice President of Omni
                                 Officer              Group, Inc. (business
                                                      consulting). Formerly VP
                                                      and CFO of several major
                                                      Pepsico Divisions.

David R.
  Strayer, M.D.        52        Medical Director,    Professor of Medicine at
                                 Regulatory Affairs   Allegheny University of
                                                      the Health Sciences.
                                                      Formerly Research
                                                      Associate at NIH.

Carol A.
  Smith, Ph.D.         46        Director,            Virotech International,
                                 Manufacturing and    Inc., '89-91,
                                 Process              Scientist/Quality
                                 Development          Assurance Officer.

Josephine M.
  Dolhancryk           35        Treasurer,           Medical/Business
                                 Assistant            Enterprises, '89-90,
                                 Secretary            President

Richard Piani          71        Director             Principal Delegate for
                                                      Industry to the City of
                                                      Science and Industry,
                                                      Paris, France, a
                                                      scientific and educational
                                                      complex since 1995.
                                                      Chairman of Industrielle
                                                      du Batiment-Morin, a
                                                      building materials
                                                      corporation, from
                                                      1986-1993.  Professor of
                                                      International Strategy at
                                                      Paris Dauphine University
                                                      from 1984-1994. Law degree
                                                      from Faculte de Droit,
                                                      Paris Sorbonne.  Business
                                                      Administration degree from
                                                      Ecols des Hautes Etudes
                                                      Commerciales, Paris

Name                   Age       Position             Background
----                   ---       --------             ----------

William Mitchell,
  M.D., Ph.D.          63        Director             Professor of Pathology at
                                                      Vanderbilt University
                                                      School of Medicine.  MD
                                                      from Vanderbilt
                                                      University. Ph.D. from
                                                      Johns Hopkins University,
                                                      and Fellowships at Johns
                                                      Hopkins University and the
                                                      University of Lausanne as
                                                      an Eleanor Roosevelt
                                                      International Cancer
                                                      Scholar. Published over
                                                      200 papers dealing with
                                                      viruses and anti-viral
                                                      drugs. Consultant to the
                                                      National Institutes of
                                                      Health including service
                                                      on the AIDS and Related
                                                      Research Review Group.
                                                      Served as a director of
                                                      the Company from 1987 to
                                                      1989.

Harris Freedman        64        Vice President for   Business consultant for
                                 Strategic            emerging technology
                                 Alliances            venture capitalist.

Sharon Will            40        Vice President,      Registered sales
                                 Corporate            representative, Worldwide
                                 Communications       Marketing Inc. (a
                                                      manufacturer's
                                                      representative), private
                                                      venture capitalist.

Ransom Etheridge       58        Director             Attorney specializing in
                                                      commercial and
                                                      transactional law. A
                                                      Judicial Remedies Award
                                                      Scholar. Served as
                                                      President of the Tidewater
                                                      Arthritis Foundation.
                                                      Graduate of Duke
                                                      University, the Wharton
                                                      School of Business Real
                                                      Estate Investment
                                                      Analysis Seminar, and the
                                                      University of Richmond
                                                      School of Law.

ITEM 2.  Properties

The Company leases and occupies a total of approximately 18,850 square feet of laboratory and office space in two states. The corporate headquarters in Philadelphia, Pennsylvania are located in a suite of offices of approximately 15,000 square feet. The pharmacy, packaging, quality assurance and quality control laboratories, as well as additional office space, are located in Rockville, Maryland. These facilities occupy approximately 3,850 square feet, approximately 2,000 of which are dedicated to the packaging and quality control product release functions. The Company believes that its Rockville facilities will meet its production requirements, including sufficient quantities of Ampligen for planned clinical trials and treatment protocols, through 1999, at which time it may need to increase its manufacturing capacity either through third parties or by building or acquiring commercial-scale facilities.

In addition, the Company has entered into the Bioclones Agreement, which provides the Company with 24.9 % of the capital stock of Ribotech, Ltd to develop and operate a new manufacturing facility which is financed by Bioclones. Manufacturing at the pilot facility commenced in 1996. The Company expects that Ribotech will start construction on a new commercial production facility in 1999, although no assurance can be given that this will occur. The Company has no obligation to fund this construction.

ITEM 3.  Legal Proceedings

On September 14, 1998, VMW, Inc. filed a complaint against the Company in the United States District Court, Southern Division of New York, The complaint alleges that the Company failed to fulfill its financial obligations to VMW, Inc. with respect to a certain letter agreement pertaining to marketing services rendered. VMW, Inc. claims damages of less than $100,000. The Company counterclaimed alleging breach of contract by VMW and have demanded damages of approximately $25,000. This case is currently in the discovery phase. We do not believe that the complaint will have a material effect on the results of operations or financial position of the Company.

Ell & Co., and the Northern Trust Company, as Trustee of the AT&T Master Pension Trust filed a complaint against the Company in the Court of Chancery of the State of Delaware in and for New Castle County on September 23, 1998. This complaint alleges that the Company breeched its contractual obligations as set forth in the Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Stock. The Plaintiff seeks to enforce its rights to convert 1,500 shares of Series E Preferred Stock into 750,000 shares of freely traded common stock and to recover damages for its inability to convert the preferred stock when it requested to do so. The Company does not believe that the complaint will have a material effect on the results of operations or financial position of the Company. Although the Company maintains that the 1,500 shares of Series E Preferred Stock had been properly redeemed and, therefore, the plaintiff was not contractually able to effect a proper conversion into common shares, the Company agreed in December, 1998 to convert the plaintiffs preferred stock to common stock. Currently the claim is still in litigation.

The Company filed a complaint against Manual P. Asensio, Asensio & Company, Inc. and others in the United States District Court for the Eastern District of Pennsylvania on September 30, 1998. The Company alleges the unlawful manipulation and short selling by defendants of the Company's common stock on the American Stock Exchange on or about September 15, 1998 through the present. The Company alleges, among other things, that the defendants distributed materially false information concerning Hemispherx to the public, thereby damaging the Company and its shareholder equity. Certain defendants have entered motions to dismiss all or part of the case. The discovery process has been suspended pending disposition of the dismissal motions.

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

In July, 1998, the Company's common stock and Class A warrants were listed on the Berlin Stock Exchange. The shares and warrants trade under the symbols HXB and HXBA respectively.

The following table sets forth the high and low list prices for the Common Stock and the Warrant for the periods indicated as reported by the American Stock
Exchange. Such prices may reflect mark downs or commissions and may not necessarily represent actual transactions. Beginning January 1998, the table reflects the high and low trading prices as reported by the American Stock Exchange.

COMMON STOCK                            High                 Low
                                      --------             -------
Time Period:
January 1, 1998 through
March 31, 1998                         4 5/16               3 1/8

April 1, 1998 through
June 30, 1998                          4 9/16               2 5/8

July 1, 1998 through
September 30, 1998                    13 3/16               4 1/16

October 1, 1998 through
December 31, 1998                      9 1/4                5 5/8

WARRANTS

Time Period:

January 1, 1998 through
March 31, 1998                         1 13/16              1 1/8

April 1, 1998 through
June 30, 1998                          1 5/8                15/16

July 1, 1998 through
September 30, 1998                     8 1/4                1 1/2

October 1, 1998 through
December 31, 1998                      5 7/8                2 1/4

As of December 31, 1998 there were approximately 343 holders of record of the Company's Common Stock. This number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

As of December 31, 1998, the Company had approximately 5,648,810 Class A Redeemable Warrants registered and outstanding at an exercise price of $4.00 per share.

The Company has not recently paid any dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

ITEM 6.  Selected Financial Data

Year Ended December 31              1994            1995           1996            1997             1998
Statement of Operations
Data
  Net revenues                 $    175,758    $  2,965,910    $     32,044    $    258,715    $    400,708
  Net loss                       (5,133,051)     (1,839,849)     (4,554,489)     (6,106,860)     (7,324,093)

  Cash used in operating
  activities                     (1,952,145)     (1,939,219)     (6,097,906)     (4,641,611)     (5,751,108)
  Capital expenditures              (40,000)         (3,625)        (86,480)        (15,477)        150,520

Balance Sheet
    Total Assets                  1,651,441      12,699,518       6,999,384      11,542,633      16,327,212
    Total Debt                    8,470,910       4,920,000            --              --                 _
  Redeemable Preferred
  Stock                           3,238,334            --              --              --                 _
  Common Stockholders
  Equity (deficit)              (14,629,687)      4,420,785       5,852,994      10,745,422      15,185,300

Net loss per share(1):
  Basic                               (0.44)          (0.18)          (0.29)          (0.35)          (0.32)
  Diluted                             (0.44)          (0.18)          (0.29)          (0.35)          (0.32)

Shares used in computing net
loss per share(1):
  Basic                          11,536,276      10,341,163      15,718,136      17,275,994      22,724,913
  Diluted                        11,536,276      10,341,163      15,718,136      17,275,994      22,724,913

(1)   See Note 2(g) of Notes to Consolidated Financial Statements

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, which are included herein.

Background

The Company was incorporated in Maryland in 1966 under the name HEM Research, Inc. and originally served as a supplier of research support products. The Company's business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. Nucleic acid pharmaceuticals represent a new class of potential products that are designed to act at the molecular level for the treatment of human disease. One form of nucleic acids, termed ribonucleic acids "RNAs", are naturally-occurring informational molecules which orchestrate a cell's behavior and which regulate the action of groups of cells, such as immune cells. Evidence from self-limited viral infections suggests that RNA plays a significant role in the ability of a host to overcome viral infection more rapidly and effectively.

The Company was reincorporated in Delaware and changed its name to HEM Pharmaceuticals Corp. in 1991 and to Hemispherx BioPharma, Inc. in June 1995. The Company has four subsidiaries--BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which were incorporated in Delaware in 1994. In 1998, the Company incorporated Hemispherx Biopharma-Europe NV/SA in Belgium.

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

The consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its four wholly-owned subsidiaries, BioPro Corp., BioAegean Corp., Core BioTech Corp. and Hemispherx Biopharma-Europe NV/SA. The U.S. subsidiaries were incorporated in September 1994 for the purpose of developing technology for ultimate sale into certain nonpharmaceutical specialty consumer markets. The European subsidiary was formed for the purpose of serving the Company's needs with respect to pursuing clinical trials and regulatory approval in the European Union. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company expects to continue its research and clinical efforts for the next several years with some benefit of certain revenues from cost recovery treatment programs, notably in Belgium, Canada and the U.S.. Beginning in 1993, limited revenues were initiated in Belgium from sales under the cost recovery provision for conducting treatment clinical tests in ME/CFS; including the United States these sales were $400,708 in 1998. The Company expects to continue incurring losses over the next several years due to clinical costs which are only partially offset by revenues and potential licensing fees. Such losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or revenues.

RESULTS OF OPERATIONS

Years Ended December 31, 1998 vs. 1997

The Company reported a loss of $7,324,093 in 1998 versus a loss of $6,106,860 in 1997. Several factors contributed to the increased loss of $1,217,233 in 1998.

Revenues increased by $141,993 in 1998 due to the increased enrollment of patients in the cost recovery treatment programs being conducted in Belgium, Canada and the United States.

Research and development costs increased $1,386,860 in 1998 due primarily to increased spending to start up the Phase III ME/CFS clinical trial in the United States. In addition, the Company built up the inventory of Ampligen raw materials and finished goods in anticipation of the drug needs to support the Phase III clinical trial. All costs incurred were part of the Company's plan to enhance the clinical data required to support the eventual full marketing application in the United States and European Union.

General and administration expenses totaling $3,752,628 in 1998 include a noncash charge of $794,797 in stock compensation expenses to reflect the stock value of warrants granted to consultants in 1998. In addition, legal fees, shareholder communication expenses and consultant expenses increased approximately $790,000 in 1998.

Preferred stock conversion expense of $1,200,000 primarily resulted from the inducement to effect the early redemption of the Series D Preferred Stock. The Company gave the Preferred Stockholder 200,000 shares of common stock with a guaranteed sales price of $6 per share.

Interest income was $590,085 in 1998 versus $267,291 in 1997. While overall short-term interest rates were lower than those experienced in 1997, the amount of unused funds available for short-term investing was greater.

Years Ended December 31, 1997 vs. 1996

The Company reported a loss of $6,106,860 in 1997 versus a loss of $4,554,489 in 1996. Several factors contributed to the increased loss of $1,552,371 in 1997, primarily a non-operating preferred stock conversion expense (described below) of $1,200,000.

Revenues increased by $226,671 in 1997 due to the increased enrollment of patients in the cost recovery treatment, clinical programs being conducted in Belgium, Canada and the United States.

Research and development costs increased $1,273,071 in 1997 due primarily to increased efforts in conducting the pre-clinical toxicity studies, cost associated with initiation of the Canadian, Belgium and U.S. clinical cost recovery treatment programs and the HIV clinical trials being conducted in the U.S. All costs were part of an overall plan in the pursuit of clinical data to support an eventual full marketing application in the United States and European Union.

General and administrative expenses in 1997 decreased by $828,645. General and administrative expenses in 1996 included a one time gain in the amount of $318,757 resulting from the forgiveness of certain lease obligations in connection with the restructuring of the Company's principal office lease. Excluding this one time gain, general and administrative expenses in 1997 decreased by $1,147,402. This decrease is primarily due to lower legal and consulting fees, and reduction of various other administrative expenses.

Preferred stock conversion expense of $1,200,000 primarily resulted from the inducement to effect the early redemption of the Series D Preferred Stock. The Company gave the Preferred Stockholder 200,000 shares of common stock with a guaranteed sales price of $6 per share.

Interest Income decreased $72,093 in 1997 compared to 1996 due to lower cash and cash equivalents available for short term investments during part of 1997.

Liquidity and Capital Resources

Cash and Cash Equivalents were $12,025,073 as of December 31, 1998. In addition, the Company had $1,591,378 in short term investments as of December 31, 1998. Total funds available to the Company at year end 1998 increased $3,649,327 from year end 1997. This increase reflects the effect of proceeds realized from the private placement of equity and the exercise of stock warrants less net cash used in operating and related activities.

New equity financing in 1998 include the private placement of common stock for an aggregate of $2,250,000 in net proceeds. Certain warrantholders exercised their stock warrants, which generated an additional $8,812,254 in equity proceeds to the Company.

The planned spin-off of the wholly owned subsidiary, Core Biotech Corp., may require an investment by the Company in the amount of $5,000,000. These funds would be used by Core Biotech to pursue the development of Ampligen for the treatment of viral diseases.

The remaining funds available as of December 31, 1998 plus the anticipated interest income on short term investments, revenues from product sales in the United States, Canada and Belgium cost recovery clinical trials and proceeds from the exercise of shareholder warrants should meet the Company's cash needs well into the year 2000. The Company expects to continue its research and clinical efforts for the next several years and may seek to access the equity market whenever conditions are favorable, even if the Company does not have an immediate need for additional capital.

Year 2000 Compliance

The Company is dependent upon computers to operate the business and therefore is exposed to Year 2000 problems. In the spring of 1998, management initiated a Y2K compliance program with the following objectives:

      (a)   updating and/or replacing aging hardware;

      (b)   establishing a new platform for data bases; and

      (c)   assuring company-wide Y2K compliance.

With the assistance of outside consultants, the Company has identified that the computer systems used for clinical and manufacturing purposes are not Y2K compliant. In order to make these systems compliant, the Company elected to replace the computer systems. Management expects to have all computers and systems Y2K compliant by May 15, 1999 at costs estimated to be between $150,000 and $200,000.

The Company's contingency plans are not complete at this time. We are confident that our new computers and software will be online by May 15, 1999. Some thought is being given to outsourcing the computer tasks as a contingency plan. The Company is looking into suppliers that could provide this service. This approach, if necessary, would be expensive.

Risks

In a worst case scenario, the Company would experience delays in accessing data on patients enrolled in clinical trials. These delays could slow down regulatory compliance and commercial approval of Ampligen by the Food and Drug Administration. Our management of Ampligen production and inventories would be slow and time consuming, which could delay shipments of Ampligen for clinical trials. Our Y2K program is expected to significantly reduce our level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of our material external agents. We believe that, with the implementation of new business systems and completion of our Y2K program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

ITEM 8.  Financial Statements and Supplementary Data

The Company's consolidated balance sheets as of December 31, 1997 and 1998, consolidated statements of operations, changes in stockholder's equity (deficit) and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 1998, together with the report of KPMG LLP, independent public accountants are included elsewhere herein. Reference is made to the "Index to Financial statements and Financial Statement Schedule" on page F-1 which follows page 28.

ITEM 9. Changes in the Disagreements with Accountants on Accounting and Financial Disclosures

      None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information under the caption "Management" contained in the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before July 15, 1999 in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders scheduled to be held on or about July 15, 1999 (the "Proxy Statement").

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules - See index to financial statements on page 29 (F-1) of this Annual Report.

(a)(3)      Exhibits - See exhibit index below.

(b) The Company has not filed any reports on Form 8K during the year ended December 31, 1998.

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

                        HEMISPHERx BIOPHARMA, INC.

                      By: /S/William A. Carter, M.D.
                          ---------------------------------
                          William A. Carter, M.D.
                          Chief Executive Officer

March 4, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ William A. Carter             Chairman of the Board, Chief     March 4, 1999
--------------------------------  Executive Officer and Director
William A. Carter, M.D.

/S/ Richard Piani                 Director                         March 3, 1999
--------------------------------
Richard Piani

/S/ Robert E. Peterson            Chief Financial Officer          March 2, 1999
--------------------------------
Robert E. Peterson

/S/ Ransom Etheridge              Secretary And Director           March 2, 1999
--------------------------------
Ransom Etheridge

/S/ William Mitchell              Director                         March 2, 1999
--------------------------------
William Mitchell, M.D., Ph.D.

/S/ Josephine Dolhancryk          Assistant Secretary and          March 2, 1999
--------------------------------  Treasurer
Josephine Dolhancryk

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                            Page

Independent Auditors' Report ..............................................  F-2

Consolidated Balance Sheets at December 31, 1997 and 1998 .................  F-3

Consolidated Statements of Operations for each of the years
in the three-year period ended December 31, 1998 ..........................  F-4

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) and Comprehensive Loss for each of the years
in the three-year period ended December 31, 1998 ..........................  F-5

Consolidated Statements of Cash Flows for each of the years
in the three-year period ended December 31, 1998 ..........................  F-6

Notes to Consolidated Financial Statements ................................  F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
Hemispherx Biopharma, Inc.:

      We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ KPMG LLP
----------------------------

February 19, 1999

Philadelphia, Pennsylvania

                HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets
                       December 31, 1997 and 1998

                                                           December 31,
                                                   ----------------------------
                                                       1997            1998
                                                   ------------    ------------

                                ASSETS

Current assets:
 Cash and cash equivalents .....................   $  8,965,714    $ 12,025,073
 Short term investments (Note 3) ...............      1,001,410       1,591,378
 Accounts receivable ...........................         32,408          56,500
 Prepaid expenses and
   other current assets ........................         66,618          56,214
                                                   ------------    ------------
   Total current assets ........................     10,066,150      13,729,165
Property and equipment, net ....................         70,637         181,724
Patent and trademarks rights, net ..............      1,387,523       1,356,139
Investments in R.E.D. Laboratories (Note 2) ....           --         1,038,000
Security deposits ..............................         18,323          22,184
                                                   ------------    ------------
   Total assets ................................   $ 11,542,633    $ 16,327,212
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..............................   $    465,166    $    802,538
 Accrued expenses (Note 5) .....................        332,045         339,374
                                                   ------------    ------------
    Total current liabilities ..................        797,211       1,141,912

Commitments and contingencies
 (Notes 6, 8, 10, 11 and 13)

Stockholders' equity (Notes 6 and 7):
  Preferred stock ..............................             37            --
  Common stock .................................         21,042          26,162
  Additional paid-in capital ...................     65,255,571      78,059,650
  Deferred compensation ........................       (137,132)     (1,184,830)
  Accumulated other comprehensive
    gain(loss) (Note 2j) .......................         (2,183)            324
  Accumulated deficit ..........................    (54,391,913)    (61,716,006)
                                                   ------------    ------------
    Total stockholders' equity .................     10,745,422      15,185,300
                                                   ------------    ------------
    Total liabilities and
     stockholders' equity ......................   $ 11,542,633    $ 16,327,212
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                 HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations For each of the years in the three-year period ended December 31, 1998

                                                    December 31,
                                   --------------------------------------------
                                       1996            1997            1998
                                   ------------    ------------    ------------

Revenues:
 Research and development ......   $     32,044    $    258,715         400,708
                                   ------------    ------------    ------------
    Total revenues .............         32,044         258,715         400,708

Costs and expenses:
 Research and development ......      1,902,327       3,175,398       4,562,258
 General and
     administrative (Note 11) ..      3,023,590       2,194,945       2,957,831
 Preferred stock conversion
     expense ...................           --         1,200,000            --
 Stock Compensation Expense ....           --            62,523         794,797
                                   ------------    ------------    ------------
    Total cost and expenses ....      4,925,917       6,632,866       8,314,886

Interest and other income ......        339,384         267,291         590,085
                                   ------------    ------------    ------------

    Net loss ...................   $ (4,554,489)   $ (6,106,860)   $ (7,324,093)
                                   ============    ============    ============

Basic loss per share ...........   $       (.29)           (.35)           (.32)
                                   ============    ============    ============

Weighted average shares
   outstanding .................     15,718,136      17,275,994      22,724,913
                                   ============    ============    ============

Diluted loss per share .........   $       (.29)           (.35)           (.32)
                                   ============    ============    ============

Weighted average common and
   dilutive equivalent shares
   outstanding .................     15,718,136      17,275,994      22,724,913
                                   ============    ============    ============

See accompanying notes to consolidated financial statements.

                  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity(Deficit) and Comprehensive Loss For each of the years in the three-year period ended
                               December 31, 1998

                                                       Common                              Accumulated
                      Preferred   Common                Stock    Additional                   other                        Total
                        stock     stock   Preferred   .001 Par     paid-in      Deferred   Comprehensive  Accumulated   stockholders
                       shares     shares    stock       Value      capital    compensation    Income        deficit      (deficit)
                      ---------   ------  ---------   --------   ----------   ------------ ------------  -------------  ------------
Balance at
  December 31, 1995      --     15,581,592  $ --       $15,581   $47,949,530        --         --        $(43,544,326)  $ 4,420,785
Warrants Exercised       --        202,083    --           202       100,839        --         --                --         101,041
Preferred Stock
  Issued                6,000         --       60         --       5,395,825        --         --                --       5,395,885
Preferred Stock
  Converted            (1,000)     376,530    (10)         377          (367)       --         --                --            --
Stock Option
  Compensation           --           --      --          --         634,344        --         --                --         634,344
Total Comprehensive
  Loss                   --           --      --          --            --          --         --          (4,554,489)   (4,554,489)
Preferred Dividends      --           --      --          --            --          --         --            (144,572)     (144,572)
                       ------   ----------   ----      -------   ----------- -----------    -------      ------------    -----------
Balance at
  December 31, 1996     5,000   16,160,205     50       16,160    54,080,171        --         --         (48,243,387)    5,852,994
Stock conversion
  costs                  --        200,000    --           200     1,199,800        --         --                --       1,200,000
Payout of stock
  guarantees             --           --      --          --        (109,712)       --         --                --        (109,712)
Stock compensation,
  net                    --           --      --          --         199,655    (137,132)      --                --          62,523
Debt conversion          --           --      --          --          55,000        --         --                --          55,000
Preferred stock
  redeemed             (5,000)        --      (50)        --      (4,999,950)       --         --                --      (5,000,000)
Issuance of
  preferred stock
  certificates          5,000         --       50         --       4,834,873        --         --                --       4,834,923
Preferred dividends
  forgiven               --           --      --          --         171,775        --         --                --         171,775
Preferred stock
  converted            (1,350)     675,000    (13)         675          (662)       --         --                --            --
Warrants and
  options exercised      --        199,067    --           199       424,916        --         --                --         425,115
Issuance of common
  stock, net of
  issuance cost          --      3,808,334    --         3,808     9,399,705        --         --                --       9,403,513
Total Comprehensive
  loss                   --           --      --          --            --          --       (2,183)       (6,106,860)   (6,109,043)
Preferred Dividends      --           --      --          --            --          --         --             (41,666)      (41,666)
                       ------   ----------   ----      -------   ----------- -----------    -------      ------------   -----------
Balance at
   December 31, 1997    3,650   21,042,606     37       21,042    65,255,571    (137,132)    (2,183)      (54,391,913)   10,745,422
Common stock issued      --      3,294,434    --         3,295    11,058,959        --         --                --      11,062,254
Preferred stock
   converted           (3,650)   1,825,000    (37)       1,825        (1,788)       --         --                --            --
Total Comprehensive
   loss                  --           --      --          --            --          --        2,507        (7,324,093)   (7,321,586)
Payout of stock
   guarantees            --           --      --          --         (79,587)       --         --                --         (79,587)
Stock issue costs        --           --      --          --         (16,000)       --         --                --         (16,000)
Stock compensation       --           --      --          --       1,842,495  (1,047,698)      --                --         794,797
Balance at
  December 31, 1998      --     26,162,040    --       $26,162   $78,059,650 $(1,184,830)   $   324      $(61,716,006)  $15,185,300
                       ======   ==========   ====      =======   =========== ===========    =======      ============   ===========

See accompanying notes to consolidated financial statements.

                    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows for each of the
             years in the three-year period ended December 31, 1998
                Increase (Decrease) in Cash and Cash Equivalents

                                                      December 31,
                                      ------------------------------------------
                                          1996           1997          1998
                                      ------------   ------------   ------------

Cash flows from operating
  activities:
  Net loss ........................   $(4,554,489)   $(6,106,860)   $(7,324,093)

Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Depreciation of property
    and equipment .................        56,958         28,315         39,433
  Amortization of patent rights ...       132,091        424,065        309,704
  Stock conversion costs ..........          --        1,200,000           --
  Stock option compensation
    expense .......................       634,344         62,523        794,797
  Changes in assets and
    liabilities:
  Accounts receivable .............          --          (32,408)       (24,092)
  Prepaid expenses
    and other current assets ......       (42,599)        38,723         10,404
  Accounts payable ................      (497,559)       (77,912)       337,372
  Accrued expenses ................    (1,844,893)       (78,345)         7,329
  Security deposits ...............        18,241         10,000         (3,861)
                                      -----------    -----------    -----------
  Net cash used in
    operating activities ..........    (6,097,906)    (4,531,899)    (5,853,007)
                                      -----------    -----------    -----------

Cash flows from investing
    activities:
  Purchase of property and
    equipment .....................       (86,480)       (15,477)      (150,520)
  Additions to patent rights ......      (389,815)      (308,772)      (278,320)
  Maturity of short term
    investments ...................          --             --        1,003,593
  Purchase of short term
    investments ...................          --       (1,003,593)    (1,591,054)
  Investment in R.E.D .............
    Laboratories ..................          --             --       (1,038,000)
                                      -----------    -----------    -----------
      Net cash used in investing
        activities ................   $  (476,295)   $(1,327,842)   $(2,054,301)
                                      -----------    -----------    -----------

                                  (CONTINUED)

See accompanying notes to consolidated financial statements.

                HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)

                                                    December 31,
                                    -------------------------------------------
                                        1996           1997           1998
                                    ------------    -----------    ------------

Cash flows from financing
   activities:
   Proceeds from issuance of
      preferred stock ...........   $  5,395,885    $ 4,834,923    $       --
   Payments on stockholder notes      (4,920,000)          --              --
   Preferred stock redeemed .....           --       (5,000,000)           --
   Proceeds from issuance of
      common stock, net .........           --        9,395,699       2,234,000
   Repayment of stock guarantee .           --         (109,712)        (79,587)
   Proceeds from exercise of
      stock warrants ............        101,040        425,116       8,812,254
   Dividends paid on
      preferred stock ...........        (14,462)          --              --
                                    ------------    -----------    ------------
      Net cash provided by
         financing activities ...        562,463      9,546,026      10,966,667
                                    ------------    -----------    ------------
      Net increase (decrease)
         in cash and cash
         equivalents ............     (6,011,738)     3,686,285       3,059,359
Cash and cash equivalents at
   beginning of year ............     11,291,167      5,279,429       8,965,714
                                    ------------    -----------    ------------
Cash and cash equivalents
   at end of year ...............   $  5,279,429    $ 8,965,714    $ 12,025,073
                                    ============    ===========    ============
Supplemental disclosures of
   cash flow information:
   Cash paid during the year
      for interest ..............   $      3,999    $     6,700    $       --
                                    ============    ===========    ============
Supplemental disclosure of
   noncash  investing
   activities:
   Preferred stock to
      equity conversion .........   $    899,314    $      --      $       --
                                    ============    ===========    ============

See accompanying notes to consolidated financial statements.

               HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 AND 1998

(1) Business

Hemispherx BioPharma, Inc. and subsidiaries (the Company) is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The Company's drug technology uses specially-configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen, is in human clinical development for various therapeutic indications. The efficacy and safety of Ampligen is being developed clinically for three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome (ME/CFS), human immunodeficiency virus associated disorders, and chronic hepatitis B virus infection. The Company also has clinical experience with Ampligen in patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma.

The consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its wholly-owned subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp. which were incorporated in September 1994, and Hemispherx Biopharma-Europe which was incorporated in August 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On May 1, 1997, the Company received permission from the U.S. Food and Drug Administration (FDA) to recover costs from Chronic Fatigue Syndrome (CFS) patients in the Company's AMP-511 open-label treatment protocol. The cost of Ampligen to the patient is $2,100 for the first eight weeks of treatment and $2,400 for each additional eight-week period thereafter. Forty ME/CFS patients were enrolled under this treatment protocol at various clinical centers in the U.S.

In the second quarter of 1998, the Company initiated the recruitment of clinical investigator and ME/CFS patients to participate in the confirmatory Phase III placebo-controlled clinical study of Ampligen(R) in the treatment of persons suffering from ME/CFS. The Company has a target of eventually enrolling 230 patients with the severely debilitating form of ME/CFS. In August, 1998, the Company started enrollment of patients into the pre-clinical or baseline phase of the study.

In December 1998, the Board of Directors authorized the spin-off of Core Biotech, Inc., a wholly owned subsidiary to its shareholders in a tax free transaction. Core Biotech Corp. intends to use genetic technologies to develop therapeutic products for the treatment of viral hepatitis diseases. The purpose of the spin-off is to allow shareholders to realize value for an asset that the Company believes is not currently being appropriately valued. No final determination has been made with respect to capitalization, pro forma financial information, management or intercompany transactions. The Company is considering the funding of this spin-off for up to $5 million. The timetable for the planned spin-off is as soon as practical based on financing, staffing and certain market conditions.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash equivalents consist of money market certificates and overnight repurchase agreements collateralized by money market securities with original maturities of less than three months, with both a cost and fair value of $8,965,714 and $12,025,073 at December 31, 1997 and 1998, respectively.

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

In 1998, the Company acquired 3.3% of the issued and outstanding common stock of R.E.D. Laboratories at a cost of $1,038,000. R.E.D. Laboratories is developing a diagnostic test for the ME/CFS disease. Such investment is accounted for on the cost basis of accounting.

(c) Property and Equipment

                                                    1997        1998
                                                    ----        ----
        Furniture, fixtures, and equipment        $640,290    $767,271
        Leasehold improvements                      61,576      85,115
                                                   -------     -------
        Total property and equipment               701,866     852,386
        Less accumulated depreciation              631,229     670,662
                                                   -------     -------
        Property and equipment, net               $ 70,637    $181,724
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

(d) Patent Rights

Patents are stated at cost (primarily legal fees) and are amortized using the straight line method over the life of the assets, generally 10 years. The Company reviews its patents and trademarks periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash flow basis to support the realizability of its respective capitalized cost. In addition, management's review addresses whether the patent continues to fit into the Company's strategic business plans. During the years ended December 31, 1997 and 1998, the Company decided not to pursue the technology in certain countries for strategic reasons and has recorded $300,253 and $120,459 respectively, relating to the expense of writing off these patents as a charge to research and development. Accumulated amortization as of December 31, 1997 and 1998 is $1,116,726 and $1,305,971, respectively. In addition the Company wrote off $240,743 of fully amortized patents and trademarks during 1996.

(e) Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for utilizing the equity method of accounting reflecting in the investment account any initial investment plus the Company's share of earnings and losses from date of acquisition. Ribotech, Ltd. has had net losses since inception and the Company does not share in those losses in accordance with the licensing agreement defined in Note 11. The net investment in Ribotech is zero as of December 31, 1997 and 1998. Any losses incurred by Ribotech are not recorded by the Company as the basis is zero and the Company is not obligated to fund such losses.

(f) Revenue

Revenue is recognized immediately for nonrefundable license fees when agreement terms require no additional performance with respect to such on the part of the Company. Revenue from the sale of Ampligen under cost recovery clinical treatment protocols approved by the FDA are recognized when such product is invoiced to the patient. Revenue related to the sale of Ampligen were $32,044, $258,715 and $400,708 for 1996, 1997 and 1998 respectively.

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

(i) Sales of Subsidiary Stock

The Company intends to account for any sales of its subsidiaries' stock as capital transactions. However, as of December 31, 1997 and 1998, the Company owned 100% of each subsidiaries stock. Any sales of subsidiary stock to a third party would represent a minority ownership in the specific subsidiary.

(j) Comprehensive Loss

On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of the Company's comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of net loss and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholder's equity and comprehensive loss. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Comprehensive loss is summarized below:

                                        1996            1997            1998
                                        ----            ----            ----
Net loss                            $(4,554,489)    $(6,106,860)    $(7,324,093)
Net unrealized gain
(loss) in investment
securities                                 --            (2,183)          2,507
                                    -----------     -----------     -----------
Total comprehensive loss            $(4,554,489)    $(6,109,043)    $(7,321,586)
                                    ===========     ===========     ===========

(k) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(3) Investments

Securities classified as available for sale are summarized below.

                                                     1998
                                                 --------------
                                                   Unrealized
                                      Adjusted   --------------        Carrying
                                        Cost     Gains    (Losses)       Value
                                     ----------  -----   ----------   ----------
U.S. Treasury note                   $  499,831   $324   $     --     $  500,155
Federal National Mortgage Notes       1,091,223    --          --      1,091,223
                                     ----------   ----   ----------   ----------
                                     $1,591,054   $324   $     --     $1,591,378
                                     ==========   ====   ==========   ==========

                                                     1997
                                                 --------------
                                                   Unrealized
                                      Adjusted   --------------        Carrying
                                        Cost     Gains    (Losses)       Value
                                     ----------  -----   ----------   ----------
U.S. Treasury note                   $1,003,593    --    $   (2,183)  $1,001,410
                                     ==========  ======  ===========  ==========

(4) Stock-Based Compensation

In 1997, the Company granted 64,597 stock purchase options to employees with at least one year of service in recognition of services performed and services to be performed. For purposes of proforma disclosure required by Statement of Financial Accounting Standards No. 123 (SFAS 123") Accounting for Stock-Based Compensation, the per share weighted average fair value of the stock purchase warrants granted during 1997 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero, risk free interest rate of 6.14%, volatility 112.25%, and an expected life of 5 years. In 1998, the Company granted 1,113,000 warrants to employees in recognition of services performed and services to be performed. For purposes of Proforma Disclosure for FAS 123 the fair value of the stock purchase warrants granted during 1998 was also determined using the Black-Scholes option pricing model with the rate of 6.14% volatility of 45.67%- 73.31%, and expected lives of 2-5 years.

The Company applies APB Opinion No. 25 in accounting for stock-based compensation of its employees and, accordingly, no compensation cost has been recognized for stock purchase warrants issued to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation of its employees the

Company's net loss would have been increased to the pro forma amount indicated below:

                                    1996          1997          1998
                                    ----          ----          ----
  Net loss      As reported    $(4,554,489)   $(6,106,860)  $(7,324,093)
                Pro forma      $(4,782,722)    (6,203,259)   (8,199,994)

For warrants granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that value is more-reliably measurable than the fair value of the consideration or service received. The Company amortizes such cost over the related vesting period of the warrant.

The exercise price of all warrants granted was equal to the fair market value as defined by APB 25 on the date of the grant.

(5) Accrued Expenses

Accrued expenses at December 31, 1997 and 1998 consists of the following:

                                                               December 31,
                                                            ------------------
                                                            1997          1998
                                                            ----          ----
Accrued payroll and benefits .......................      $  9,031      $  5,981
Accrued stock price guarantee costs ................       101,899          --
Accrued polymer purchases ..........................          --          66,197
Accrued fees for HIV studies .......................        41,936        41,936
Accrued taxes ......................................        86,734        85,159
Accrued professional fees ..........................        31,095        35,500
Accrued directors fees .............................        11,350        41,350
Accrued other ......................................        50,000        63,251
                                                          --------      --------
                                                          $332,045      $339,374
                                                          ========      ========

(6) Stockholders' Equity

(a) Common Stock

The Company is authorized to issue 50,000,000 shares of $.001 par value Common Stock. As of December 31, 1997 and 1998, 21,042,606 and 26,162,040 shares were issued and outstanding, respectively.

(b) New Equity Financing

New equity financing in 1998 included the private placement of common stock for an aggregate of $2,250,000 in net proceeds. Certain warrantholders exercised their stock warrants, which generated an additional $8,812,254 in equity proceeds to the Company.

(c) Common Stock Options and Warrants

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

                                         1996                1997               1998
                                  -----------------   ----------------- -------------------
                                           Weighted            Weighted            Weighted
                                            Average             Average             Average
                                           Exercise            Exercise            Exercise
                   Option Price   Shares    Price     Shares    Price    Shares     Price
                   ------------   ------   --------   ------   -------  --------   --------
Outstanding,        $1.06-4.34    232,830   $3.20    234,953    $3.23    291,256    $3.35
beginning of year
Granted             $3.50-6.00      2,123   $3.50     64,597    $3.50     20,000    $6.00
Cancelled           $     3.50       --      --         --       --       (4,482)   $3.50
Exercisable         $1.06-3.50       --      --       (8,294)   $1.06    (12,165)   $2.93
                    ----------    -------            -------             -------
Outstanding, end    $1.06-6.00    234,953   $3.23    291,256    $3.35    294,609    $3.56
of year             ==========    =======            =======             =======
Exercisable                       215,161   $3.23    206,867    $3.62    229,523    $3.48
                                  =======            =======             =======
Exercised in                      (10,576)           (18,870)            (31,035)
current and prior                 =======            =======             =======
years

Available for                     215,269            150,672             135,154
future grants                     =======            =======             =======

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

(ii) Warrants

The warrants outstanding at December 31, 1998, related to the issuance of former notes payable and stockholder notes payable which are exercisable into Common Stock, are subject to adjustments for stock splits and dividends.

                                            Common Stock
                                        --------------------
                                        Exercise   Number of
                                         Price      Shares       Expiration
                                        --------   ---------     ----------
Notes payable:
  Former noteholders ...............    $10.85      119,807       Nov. 2005
    "     "     " .................     $ 2.00       30,000         "   "
Stockholders notes:
  Stockholders .....................    $ 3.50      252,160       Oct. 2004
  Stockholders .....................    $ 3.50      200,000       Oct. 1999
                                                    -------
       Subtotal: ...................                601,967
                                                    =======

In 1998, warrant holders in this group exercised 335,000 warrants to purchase common stock which produced $867,500 in gross proceeds.

(iii) Other Warrants

In addition, the Company has other issued warrants outstanding - totalling 14,333,043 which consists of the following:

In November, 1994, the Company granted Rule 701 Warrants to purchase an aggregate of 2,080,000 shares of Common Stock to certain officers and directors. These Warrants are exercisable at $3.50 per share and, if not exercised, were to expire in September, 1999. On February 19, 1999 the Board of Directors extended the expiration date for three more years.

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

In May, 1995, the Company and certain officers, directors and shareholders entered into a standby finance agreement pursuant to which the parties agreed to provide an aggregate of $5,500,000 in financing to the Company during 1995 in the event that existing and additional financing was insufficient to cover the cash needs of the Company through December 31, 1996. In exchange, the Company issued warrants to purchase an aggregate of 2,750,000 shares of Common Stock at $1.75 per share to the parties. In 1998, 592,000 of these warrants were exercised, leaving a balance of these warrants is 2,158,000.

In June 1995, the Company entered into an agreement with The Sage Group whereby, in return for identifying certain distribution partners, The Sage Group will receive certain percentages of the proceeds from the first distribution agreement arising from such identification. In addition, the Company will pay to The Sage Group a monthly retainer and has given warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.75 share. In May, 1996, additional warrants to purchase 140,000 shares of Common Stock were issued at an exercise price of $3.50. In May, 1997, additional warrants to purchase 250,000 shares of common stock were issued at an exercise price of $3.50, as part of the engagement contract.

In connection with the IPO completed on November 7, 1995, the Company sold 5,313,000 units. Each unit consisted of one share of common stock and one Class A Redeemable Warrant exercisable at $4.00 per share. Warrant holders exercised 100 shares at the exercise price during 1997 and 664,090 during 1998.

Also, as part of the underwriting agreement, the underwriter received warrants to purchase 462,000 shares of common stock at $5.775 per share, these warrants were exercised in 1998. The underwriter also received 462,000 Class A Redeemable Warrants to purchase common stock at $6.60 per share. These warrants expire five years from the date of the IPO.

In connection with the stock issued in September, 1997, the company issued 385,067 warrants to several entities to purchase common stock at $4 per share, 149,034 of these warrants were exercised in 1998. The remaining 236,033 warrants will expire December 31. 2000.

In 1998, the Company issued 350,000 warrants to investment banking firms for services performed on behalf of the Company. These warrants have various vesting dates and exercise prices ranging from $4.00 to $10.00 per share.

2,898,100 warrants have been granted to other parties, stockholders and employees for services performed. These warrants are exercisable at rates of $2.50 to $10.00 per share of common stock and the exercise price was equal to the fair market value of the stock on the date of grant. 1,113,000 of the

2,898,100 warrants outstanding were granted to employees with a weighted average exercise price of $4.38 per share and have been included in the pro-forma loss calculation in footnote 4.

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

On April 18, 1997, the Company's registration statement registering the common stock underlying the preferred stock and warrants was declared effective by the SEC. As of December 31, 1998, all holders of Series E convertible preferred stock had converted their holding into 2,500,000 shares of common stock.

(8) Segment and Related Information

In June 1997, the FASB also issued Statement of Financial Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and has no impact on the Company's results of operations, financial condition or liquidity.

As the Company has one management team in one location performing research and development activities for Ampligen, no additional segment disclosure beyond what is reported in the consolidated financials is necessary under SFAS No. 131.

The following table presents revenues by country based on the location of the use of the product services.

                                        1996             1997             1998
                                      --------         --------         --------
United States                         $   --           $117,975         $194,815
Belgium                                 32,044          104,004          179,120
Other                                     --             36,736           26,773
                                      --------         --------         --------
                                      $ 32,044         $258,715         $400,708
                                      ========         ========         ========

(9) Research, Consulting and Supply Agreements

The Company has entered into various clinical research agreements for the purpose of undertaking clinical evaluations of the safety and efficacy of Ampligen. The Company's obligation under these agreements is primarily dependent on the number of actual patients enrolled in the study and may be terminated without penalty at any time. During the years ending December 31, 1996, 1997 and 1998, the Company incurred approximately $179,000 of research fees under this agreement with Hahnemann Medical University in Philadelphia. Such costs are expensed as incurred.

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

The Company has entered into agreements for consulting services which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 1996, 1997 and 1998, the Company incurred approximately $188,000, $124,000 and $269,000, respectively, of consulting service fees under these agreements.

These costs are expenses as incurred.

(10) 401(K) Plan

The Company has a defined contribution plan, entitled the Hemispherx BioPharma Employees 401(K) Plan and Trust Agreement (the 401(K) Plan). All full time employees of the Company are eligible to participate in the 401(K) Plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants' contributions to the 401(K) Plan may be matched by the Company at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 1996, 1997, and 1998, the Company provided matching contributions to each employee for up to 6% of annual pay of $31,580, $30,598, and $36,958 respectively.

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

As described in Note 9, the Company has agreed to pay royalties under the Temple Agreement and to its supplier of raw materials.

The Company has contractual agreements with three of its officers. The aggregate annual base compensation under these contractual agreements for 1996, 1997, 1998 is $589,552, $611,678 and $622,952 respectively. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 1998, a performance bonus of $90,397 was granted. In 1997 no performance bonuses were granted. Pursuant to the employment agreements, certain officers were granted options under the 1990 Stock Option Plan to purchase an aggregate of 82,942 shares of the Company's Common Stock at exercise prices ranging from $2.72-$4.34 and Rule 701 Warrants to purchase 2,080,000 shares of Common Stock at $3.50 per share. One of the employment agreements provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement.

In October 1994, the Company entered into a licensing agreement with Bioclones (Propriety) Limited (SAB/Bioclones) with respect to codevelopment of various RNA drugs, including Ampligen, for a period ending three years from the expiration of the last licensed patents. The licensing agreement provides SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia) as well as the United Kingdom and Ireland (the licensed territory). In exchange for these marketing and manufacturing rights, the licensing agreement provides for: (a) a $3 million cash payment to the Company, all of which was recorded during the year ended December 31, 1995; (b) the formation and issuance to the Company of 24.9% of the capital stock of Ribotech, a company which develops and operates a new manufacturing facility by SAB/Bioclones, and
(c) royalties of 6% to 8% of net sales of the licensed products in the licensed territories as defined, after the first $50 million of sales. SAB/Bioclones will be granted a right of first refusal to manufacture and supply to the Company licensed products for not less than one third of its world-wide sales of Ampligen, excluding SAB/Bioclones related sales. In addition, SAB/Bioclones will have the right of first refusal for oral vaccines in the licensed territory. In 1996, 1997, and 1998, the Company paid Ribotech a total of $425,962 for the purchase and delivery of polymers.

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

Future minimum lease payments under noncancelable operating leases are as follows:

       Year ending                                           Operating
       December 31,                                            leases
       -----------                                            --------
          1999  ........................................      $310,434
          2000  ........................................       107,395
          2001  ........................................         6,720
          2002  ........................................         6,720
          2003  ........................................         2,240
                                                              --------
             Total minimum lease payments ..............      $433,509
                                                              ========

Rent expense  charged to operations for the years ended December 31, 1996,  1997
and  1998   amounted  to   approximately   $286,000,   $292,000,   and  $308,000
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

(13) Income Taxes

As of December 31, 1998, the Company has approximately $56,065,000 of federal net operating loss carryforwards (expiring in the years 1999 through 2018) available to offset future federal taxable income. The Company also has approximately $14,690,000 of state net operating loss carryforwards (expiring in the years 1999 through 2001) available to offset future state taxable income. In addition, the utilization of the state net operating loss carryforward is subject to a $1,000,000 annual limitation.

Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company's prior and current equity transactions, the Company's net operating loss carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 1997 and 1998.

The components of the net deferred tax asset of December 31, 1997 and 1998 consists of the following:

Deferred tax assets:                               1997                1998
                                                   ----                ----
Net Operating Losses                           $ 17,561,397        $ 20,526,592
Accrued Expenses and Other                           19,617              19,617
                                               ------------        ------------
                                                 17,581,014          20,546,209
Valuation Allowance                             (17,039,849)        (20,039,868)
                                               ------------        ------------
                                               $    541,165        $    506,341
                                               ------------        ------------
Deferred tax liabilities:
Amortization and Other                         $   (541,165)       $   (506,341)
                                               ============        ============

(14) Contingencies

On September 14, 1998, VMW, Inc. filed a complaint against the Company in the United States District Court, Southern Division of New York, The complaint alleges that the Company failed to fulfill its financial obligations to VMW, Inc. with respect to a certain letter agreement pertaining to marketing services rendered. VMW, Inc. claims damages of less than $100,000. The Company counterclaimed alleging breach of contract by VMW and have demanded damages of approximately $25,000. This case is currently in the discovery phase. The Company does not believe that the complaint will have a material effect on results of operations or it's financial position.

Ell & Co., and the Northern Trust Company, as Trustee of the AT&T Master Pension Trust filed a complaint against the Company in the Court of Chancery of the State of Delaware in and for New Castle County on September 23, 1998. This complaint alleges that the Company breeched its contractual obligations as set forth in the Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Stock. The Plaintiff seeks to enforce its rights to convert 1,500 shares of Series E Preferred Stock into 750,000 shares of freely traded common stock and to recover damages for its inability to convert the preferred stock when it requested to do so. The Company does not believe that the complaint will have a material effect on the results of operations or its financial position. The Company maintains that the 1,500 shares of Series E Preferred Stock had been properly redeemed and, therefore, the plaintiff was not contractually able to effect a proper conversion into common shares, the Company agreed in December, 1998 to convert the plaintiffs preferred stock to common stock. Currently the claim is still in litigation.

The Company filed a complaint against Manual P. Asensio, Asensio & Company, Inc. and others in the United States District Court for the Eastern District of Pennsylvania on September 30, 1998. The Company alleges the unlawful manipulation and short selling by defendants of the Company's common stock on the American Stock Exchange on or about September 15, 1998 through the present. The Company alleges, among other things, that the defendants distributed materially false information concerning Hemispherx to the public, thereby damaging the Company and its shareholder equity. Certain defendants have entered motions to dismiss all or part of the case. The discovery process has been suspended pending disposition of the dismissal motions.

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

(15) Stock Repurchase

On February 19, 1999, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock on the open market or through private transactions through April 1, 1999. The repurchased shares will eventually be used for acquisitions or other purposes.