Form 10-K/A
period 1998-12-31
HEMISPHERX BIOPHARMA INC
filed 1999-04-01
CIK 946644

FORM 10-K/A1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

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
                           COMMISSION FILE NO. 0-27072

                           HEMISPHERX  BIOPHARMA, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 52-0845822
  -----------------------------------        ---------------------------------
  (State  or  other  jurisdiction  of        (I.R.S.  Employer  Identification
  incorporation  or  organization)                       Number)

1617  JFK  Boulevard  Phila.,  Pennsylvania        19103
-------------------------------------------     -----------
(Address  of  principal  executive  offices)    (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (215)  988-0080

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
                     None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
            (Title  of  Each  Class)

                          Common Stock, $.001 par value
                         Class A Common Stock Redeemable
                                Purchase Warrant
                                ----------------

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

GENERAL
-------

Hemispherx Biopharma, Inc. ("the Company") is a biopharmaceutical company that focuses on the development of nucleic acids to enhance the natural anti-viral defense systems of the human body. The Company's lead product, Ampligen7, is presently undergoing clinical trials in the United States and Europe for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS).

In 1998, the Company moved forward in the development of Ampligen7 regulatory approval and commercial application in the United States and Europe. Some significant events include:

- The FDA authorized the expansion of the Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) Cost Recovery Treatment Program in the first quarter of 1998.

- In early spring 1998, the Company entered into a research collaboration agreement with R.E.D. Laboratories, a Belgium company dedicated to the development and commercialization of CFS diagnostics. R.E.D. has developed a new test, designated REDD, that appears to identify a subset of CFS patients who are severely ill with ME/CFS disorders. The Company plans to utilize the test in the United States on a research basis.

- In February 1998, the Company entered into an agreement with Kimberly Home Health Care, Inc. d/b/a Olsten Health Services ("Olsten"). This agreement appoints Olsten as a distributor of products to U.S. patients enrolled in the ME/CFS cost recovery treatment program (AMP 511). Olsten agreed to provide initially up to $500,000 of support for other clinical trial efforts including identification of medical and economic benefits to patients receiving Ampligen7. The Company agreed to compensate Olsten for certain services in connection with conducting clinical trials.

- In the second quarter of 1998, the Company initiated the recruitment of clinical investigators and ME/CFS patients to participate in the confirmatory Phase III confirmatory placebo-controlled clinical study of Ampligen7 in the treatment of persons suffering from ME/CFS. The Company has a target of eventually enrolling 230 patients with the severely debilitating form of ME/CFS. As of August 3, 1998, the Company had begun enrollment of a significant number of subjects into the pre-clinical or baseline phase of the study.

- The Company has entered research agreements with LabCorp., a subsidiary of Laboratory Corporation of America (NYSE/LH), Workwell Corporation, and Medical Graphics Corporation (NASD:MGCC) to provide high quality diagnostic data during the Phase III study. LabCorp will carry out laboratory diagnostics tests on samples sent from clinical trial sites to its location in Raritan, NJ. Workwell will monitor treadmill oxygen consumption at each clinical trial center using systems manufactured by Medical Graphics Corporation. Testing for a specific biochemical marker (RNase L) will be done by R.E.D. Laboratories, an affiliated company, in Brussels.

- A liquid formulation process for Ampligen was initiated at Cook Imaging, a major U.S.-based facility for preparing large volume parenteral drug products under GMP ("Good Manufacturing Practice"). This liquid process is more efficient and allows for greater volume manufacturing production needed to meet projected requirements. Results with the product liquid format to date have been encouraging with respect to product stability and ease of handling. The liquid formulation format also eliminates the need for a major pharmacy function nearby the clinical treatment site.

- The Company completed six (6) months of accelerated and long term stability studies on the liquid formulation product produced by Cook Imaging. These stability studies on liquid formulated product are required by the FDA. In December, 1998 the Company started treating ME/CFS patients in the United States with the liquid formulation.

- Incorporation papers were filed and processed in Belgium to incorporate a wholly owned subsidiary named Hemispherx Biopharma Europe NV/S.A. This European subsidiary is based in Antwerp to serve the needs of the Company in pursuing ME/CFS clinical tests, related clinical treatments and new drug marketing approval in Belgium and other European (European Union) countries. The Company has engaged the services of several senior executives and leading medical experts to pursue this task.

- The Company's foreign subsidiary, Hemispherx Biopharma Europe, sponsored an international CFS Research Symposium in Rome, Italy in November, 1998. This meeting focused on new developments in diagnosis and medical management of CFS. Physicians and Researchers from more than fifteen (15) countries attended.

- The Company continued to increase the in-house clinical, regulatory and biostatistical expertise necessary to direct and support the clinical programs underway. A Director of Clinical Operations was recruited from a major multinational, independent clinical research organization to oversee the Company's clinical activity. Prior to his recruitment, these duties were performed by the Medical Director with assistance from the clinical research associate (CRA) staff of the Company and its strategic partner, Olsten Health Care.

- R.E.D. Laboratories of Brussels, Belgium reported significant progress in developing a diagnostic test for ME/CFS. The testing platform is based on the measurement of an abnormal form of the protein RNase L, an antiviral enzyme found in the white blood cells of CFS patients. This abnormal enzyme was first discovered in 1996 by researchers at Temple University who have been actively collaborating with the Company's scientists for a number of years. Initial research data indicates a high degree of correlation between levels of the enzyme and the severity of the disease. These results, along with treating ME/CFS patients with Ampligen, were discussed in detail at the American Association of CFS Meeting in Cambridge, Massachusetts, October, 1998.

- Completed and filed a full marketing application for approval in the European Union in December, 1998.

- Approved the spin-off of Core Biotech Corp., a wholly owned subsidiary, to the shareholders. Core Biotech intends to pursue therapeutic projects for the treatment of various viral diseases of the liver.

Hemispherx Biopharma, Inc. has conducted research in the biopharmaceutical field for some 25 years primarily working with nucleic acid polymers that have specifically configured base pairs. The Company's lead compound, Ampligen7, is a type of double stranded Ribonucleic Acid (RNA). Over the years, the Company has developed a large body of knowledge in the development and testing of therapeutic product brand of nucleic acid technologies. Ampligen7 has been clinically evaluated as an investigational drug in over 350 patients for different therapeutic indications. The clinical profile that is emerging from these studies is that the drug has broad-spectrum antiviral and immune modulatory activity and is generally well tolerated.

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

Ampligen is being developed clinically for use in treating three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome ("ME/CFS"), chronic hepatitis B virus ("HBV") infection, and human immunodeficiency virus ("HIV") associated disorders. Also, the Company has clinical experience with treating patients with certain cancers. The Company's business strategy is designed around seeking the required regulatory approvals which will allow the progressive introduction of Ampligen for ME/CFS and HIV followed by HBV in the U.S., Canada, Europe and Japan. Ampligen has received Orphan Drug designation from the FDA for four indications (HIV, renal cell carcinoma, chronic fatigue syndrome and invasive malignant melanoma). The Company is also developing a second generation RNA drug technology, termed OragenJ compounds, which the Company believes offers the potential for broad spectrum antiviral activity by oral administration.

The Company is currently conducting several clinical trials to determine the efficacy of Ampligen7 for the treatment of ME/CFS. A confirmatory Phase III, randomized, double-blind clinical trial is underway in the United States and a Phase II/III open-label study is being conducted in Belgium. In addition to the confirmatory Phase III clinical trial in the United States, the Food and Drug Administration (FDA) has approved the enrollment of ME/CFS patients in the confirmatory cost recovery treatment program. Patients enrolled in the cost recovery treatment program reimburse the Company for the cost of the drug.

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

The Company has focused on the treatment of diseases for which adequate treatment is not available and for which the antiviral and immunostimulatory properties of Ampligen7 may be beneficial. Such diseases include ME/CFS, Hepatitis, HIV and certain cancers. In recent years, the understanding of ME/CFS has grown substantially. The Center for Disease Control (CDC) estimates that the prevalence rate of this disease in the United States is in excess of 500,000 cases. Other medical researchers were reporting evidence that ME/CFS was related to viral infection and immune system disorders. These findings led the Company to focus on pursuing the clinical development of Ampligen7 for regulatory approval to use in the treatment of those people afflicted with ME/CFS.

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

PRODUCT  DEVELOPMENT
--------------------

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

The Company has committed to work with R.E.D. Laboratories, a newly formed Belgian company focused on the development and commercialization of diagnostic markers for ME/CFS, based on new scientific insights of research teams in Belgium and France. Because of the multiple symptoms and clinical presentations of the disease, ME/CFS diagnosis can be time consuming and expensive. It is believed the new R.E.D. diagnostic test may identify up to 92% of CFS/ME patients by recognizing a gene defect caused by the disease. The test may enable doctors to more quickly identify CFS/ME patients and start immediate medication to assure a positive medical outcome for the patient as well as a cost-effective solution for the health-care provider. The Company will work with R.E.D. Laboratories and various physicians in pursuing this diagnostic process. The Company owns a minority interest in R.E.D. Laboratories.

The Company has and will continue to evaluate complimentary technology and businesses for possibly acquiring licensing rights and/or investment.

MANUFACTURING
-------------

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

EUROPE
------

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

MARKETING/DISTRIBUTION
----------------------

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

SPIN-OFF  OF  SUBSIDIARY
------------------------

Subject to final approval, the Board of Directors has authorized the distribution of at least 80% of the issued and outstanding shares of common stock of Core Biotech Corp. ("Core Biotech"), a wholly-owned subsidiary, to the Company's shareholders. Core Biotech was incorporated in the State of Delaware in 1994. The timetable for this spin-off has not been determined.

Core Biotech would use genetic technologies to develop therapeutic products for the treatment of viral hepatitis diseases. Genetic compounds represent a new class of pharmaceutical products that are designed to act at the molecular level for the treatment of viral disease. Hemispherx would license or sublicense to Core Biotech the technology for the products that will be used by Core Biotech. The Company believes that the proposed spin-off of Core Biotech would, among other things, (i) provide Core Biotech with the opportunity to obtain greater access to capital to finance its business, including research and development efforts; (ii) permit Core Biotech to focus exclusively on the development of a product line that has not received sufficient attention from Hemispherx because of the other drug development efforts of Hemispherx; (iii) improve the near-term earnings of Hemispherx by eliminating from the Hemispherx's results of operations the expenses associated with developing Core Biotech's hepatitis treatment technologies; (iv) enhance the ability of Core Biotech to attract, retain and motivate its employees by offering economic incentives and rewards tied more directly to Core Biotech's performance; (v) ultimately permit the management teams of Hemispherx and Core Biotech to focus on their respective core businesses without regard to the corporate objectives and policies of the other company; and (vi) permit the financial community to focus separately on the Company and Core Biotech and their respective business opportunities.

The proposed spin-off contemplates one share of Core Biotech common stock for every six shares of the Company's common stock.

In connection with the proposed spin-off, the Company would enter into certain agreements with Core Biotech, including, but not limited to, (i) a separation and distribution agreement, providing for, among other things, the planned spin-off and the division between us and Core Biotech of certain assets and liabilities; (ii) a tax allocation agreement, pursuant to which Core Biotech and the Company will agree to allocate tax liabilities that relate to the planned spin-off and to periods prior to the spin-off date; (iii) a services agreement, providing for certain allocations of responsibilities with respect to various services to be provided by the Company to Core Biotech; (iv) an employee benefits agreement; (v) a technology license agreement; and (vi) a research and development agreement. These agreements are in the development stage and no final determination as to structure has been made. Further, no final determination has been made with respect to capitalization, pro forma financial information, management and intercompany transactions. Except for the initial capitalization of Core Biotech, the transfer of any assets and liabilities would not be significant. The initial capitalization provided by the Company would be up to $5,000,000 and the affected earnings per share would be minimal. The results of operations of Core Biotech were not significant for the year ended December 31, 1998. The timetable for the planned spin-off is as soon as practicable based on financing, staffing, certain market conditions, and final approval by the Board of Directors.

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

RESEARCH  AND  DEVELOPMENT/COLLABORATIVE  AGREEMENTS
----------------------------------------------------

The Company has formed a strategic alliance with Bioclones Proprietary for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen7 and OragenJ. Bioclones is to pursue regulatory approval in the areas of its franchise and to conduct phase III Hepatitis B and Hepatitis C clinical trials in South Africa and Australia.

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

The Company acquired a series of patents on OragenJ, potentially an oral broad spectrum antiviral, through a licensing agreement with Temple University. The Company was granted an exclusive worldwide license from Temple for the OragenJ products. Pursuant to the arrangement, the Company is obligated to pay royalties of 2% to 4% on sales of OragenJ, depending on how much technological assistance is required of Temple. The Company currently pays minimum royalties of $30,000 per year to Temple.

COMPETITION
-----------

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

GOVERNMENT  REGULATION
----------------------

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

HUMAN  RESOURCES
----------------

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

RECENT  DEVELOPMENTS
--------------------

On February 19, 1999, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock on the open market or through private transactions through April 1, 1999. The repurchased shares will eventually be used for acquisitions or other purposes.

EXECUTIVE  OFFICERS
-------------------

     The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

Name                           Age         Position                         Background
-----------------------------  ---  -----------------------  -----------------------------------------

William A. Carter, M.D., FACP   60  Chairman, Chief          HEM Pharmaceuticals Corp. (the
                                    Executive Officer,       predecessor company) since 1978.  Co-
                                    President                inventor of record on more than 200
                                                             patents.  A leading innovator in the
                                                             development of human interferon for a
                                                             variety of treatment indications.
                                                             Research Development Awardee of NIH


Robert E. Peterson              61  Chief Financial Officer  Vice President of Omni Group, Inc.
                                                             (business consulting). Formerly VP and
                                                             CFO of several major Pepsico Divisions.


David R. Strayer, M.D.          52  Medical Director,        Professor of Medicine at Allegheny
                                    Regulatory Affairs       University of the Health Sciences.
                                                             Formerly Research Associate at NIH.


Carol A. Smith, Ph.D.           46  Director, Manufacturing  Virotech International, Inc., '89-91,
                                    and Process Development  Scientist/Quality Assurance Officer.


Josephine M. Dolhancryk         35  Treasurer, Assistant     Medical/Business Enterprises, '89-90,
                                    Secretary                President

Name                           Age         Position                         Background
-----------------------------  ---  -----------------------  -----------------------------------------

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


Harris Freedman                 65  Vice President for       Business consultant for emerging
                                    Strategic Alliances      technology companies and private venture
                                                             capitalist.


Sharon Will                     40  Vice President,          Registered sales representative,
                                    Corporate                Worldwide Marketing Inc. (a
                                    Communications           manufacturer's representative), private
                                                             venture capitalist.

Name                           Age         Position                         Background
-----------------------------  ---  -----------------------  -----------------------------------------

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

ITEM  3.  LEGAL  PROCEEDINGS

On September 14, 1998, VMW, Inc. filed a complaint against the Company in the United States District Court, Southern Division of New York, The complaint alleges that the Company failed to fulfill its financial obligations to VMW, Inc. with respect to a certain letter agreement pertaining to marketing services rendered. VMW, Inc. claims damages of less than $100,000. The Company counterclaimed alleging breach of contract by VMW and have demanded damages of approximately $25,000. This case is in the discovery phase. The Company does not believe that the complaint will have a material effect on its results of operations or financial position.

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

The following table sets forth the high and low list prices for the Common Stock and the Warrant for the periods indicated as reported by the NASDAQ. Such prices may reflect inter-dealer prices, without retail markup, mark downs or commissions and may not necessarily represent actual transactions. Beginning October 1997, the table reflects the high and low trading prices as reported by the American Stock Exchange.


COMMON STOCK              High      Low
-----------------------  -------  -------
Time Period:

January 1, 1997 through
March 31, 1997            3 9/16  1 25/32

April 1, 1997 through
June 30, 1997             4 5/32  2 15/32

July 1, 1997 through       5 1/8    2 1/2
September 30, 1997

October 1, 1997 through    5 1/2   3 9/16
December 31, 1997

January 1, 1998 through   4 5/16    3 1/8
March 31, 1998

April 1, 1998 through     4 9/16    2 5/8
June 30, 1998

July 1, 1998 through     13 3/16   4 1/16
September 30, 1998

October 1, 1998 through    9 1/4    5 5/8
December 31, 1998


WARRANTS

Time Period:

January 1, 1997 through
March 31, 1997             1 1/8      1/2

April 1, 1997 through
June 30, 1997             1 7/16    13/16

July 1, 1997 through
September 30, 1997             2    29/32

October 1, 1997 through
December 31, 1997         2 5/16   1 1/16

January 1, 1998 through  1 13/16    1 1/8
March 31, 1998

April 1, 1998 through      1 5/8    15/16
June 30, 1998

July 1, 1998 through       8 1/4    1 1/2
September 30, 1998

October 1, 1998 through    5 7/8    2 1/4
December 31, 1998


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

ITEM  6.  SELECTED  FINANCIAL  DATA

YEAR ENDED DECEMBER 31                                1994           1995          1996          1997          1998

Statement of Operations Data
  Net revenues                                    $    175,758   $ 2,965,910   $    32,044   $   258,715   $   400,708

  Net loss                                          (5,133,051)   (1,839,849)   (4,554,489)   (6,106,860)   (7,324,093)


  Cash used in operating
  activities                                        (1,952,145)   (1,939,219)   (6,097,906)   (4,641,611)   (5,751,108)

  Capital expenditures                                 (40,000)       (3,625)      (86,480)      (15,477)      150,520


Balance Sheet

    Total Assets                                     1,651,441    12,699,518     6,999,384    11,542,633    16,327,212

    Total Debt                                       8,470,910     4,920,000             -             -             _

  Redeemable Preferred
  Stock                                              3,238,334             -             -             -             _

  Common Stockholders
  Equity (deficit)                                 (14,629,687)    4,420,785     5,852,994    10,745,422    15,185,300

Net loss per share(1):

  Basic                                                  (0.44)        (0.18)        (0.29)        (0.35)        (0.32)

  Diluted                                                (0.44)        (0.18)        (0.29)        (0.35)        (0.32)

Shares used in computing net loss per share(1):

  Basic                                             11,536,276    10,341,163    15,718,136    17,275,994    22,724,913
                                                  -------------  ------------  ------------  ------------  ------------

  Diluted                                           11,536,276    10,341,163    15,718,136    17,275,994    22,724,913

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

The Company expects to continue its research and clinical efforts for the next several years with some benefit of certain revenues from cost recovery treatment programs, notably in Belgium, Canada and the U.SBeginning in 1993, limited revenues were initiated in Belgium from sales under the cost recovery provision for conducting treatment clinical tests in ME/CFS; including the United States these sales were $400,708 in 1998. The Company expects to continue incurring losses over the next several years due to clinical costs which are only partially offset by revenues and potential licensing fees. Such losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or revenues.

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

General and administration expenses totaling $2,957,831 in 1998 increased $762,886 over the prior year. Litigation issues that came up in 1998 caused an increase in legal fees of approximately $300,000. Preparation and filing of the European Union new drug application caused consultant and related expenses to increase a total of $109,784, public relations/shareholder communications expense increased by approximately $200,000 as the Company responded to unfounded charges brought forth by short sellers, and administrative expenses supporting clinical trials increased $69,000.

Consulting stock compensation expense of $794,797 in 1998 relates to the stock value of warrants granted to consultants engaged to assist the Company on various financial, stock market and other matters.

Preferred stock conversion expense of $1,200,000 in 1997 primarily resulted from the inducement to effect the early redemption of the Series D Preferred Stock. The Company gave the Preferred Stockholder 200,000 shares of common stock with a guaranteed sales price of $6 per share.

Interest income was $590,085 in 1998 versus $267,291 in 1997. While overall short-term interest rates were lower than those experienced in 1997, the amount of unused funds available for short-term investing was greater, causing the increase in interest income.

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

The proposed spin-off of the wholly owned subsidiary, Core Biotech Corp., may require an investment by the Company in the amount of $5,000,000. These funds would be used by Core Biotech to pursue the development of Ampligen for the treatment of viral diseases.

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

Risks
-----

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

                                    PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)(1)(2)Financial Statements and Schedules - See index to financial statements on page 29 (F-1) of this Annual Report.

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

                        HEMISPHERx  BIOPHARMA,  INC.


                      By:  /S/  William  A.  Carter,  M.D.
                           -------------------------------
                                William  A.  Carter,  M.D.
                                Chief  Executive  Officer


March  30,  1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ William A. Carter               Chairman of the Board, Chief Executive  March 30,1999
----------------------------------
    William A. Carter, M.D.         Officer and Director



/S/ Richard Piani                   Director                                March 30, 1999
----------------------------------
    Richard Piani



/S/ Robert E. Peterson              Chief Financial Officer                 March 30, 1999
----------------------------------
    Robert E. Peterson



/S/ Ransom Etheridge                Secretary And Director                  March 30, 1999
----------------------------------
    Ransom Etheridge



/S/ William Mitchell                Director                                March 30, 1999
----------------------------------
    William Mitchell, M.D., Ph.D.



/S/ Josephine Dolhancryk            Assistant Secretary and Treasurer       March 30, 1999
----------------------------------
    Josephine Dolhancryk

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Report. . . . . . . . . . . . . . . .  F-2


  Consolidated Balance Sheets at December 31, 1997 and 1998 .  F-3


  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1998. . . . . .  F-4


  Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) and Comprehensive Loss for each of the years
  in the three-year period ended December 31, 1998. . . . . .  F-5


  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998. . . . . .  F-6


  Notes to Consolidated Financial Statements. . . . . . . . .  F-8

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

Philadelphia,  Pennsylvania

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                                     December  31,
                                             ----------------------------
                                                 1997           1998
                                             -------------  -------------

                               ASSETS

Current assets:
 Cash and cash equivalents. . . . . . . . .  $  8,965,714   $ 12,025,073
 Short term investments (Note 3). . . . . .     1,001,410      1,591,378
 Accounts receivable. . . . . . . . . . . .        32,408         56,500
 Prepaid expenses and
   other current assets . . . . . . . . . .        66,618         56,214
                                             -------------  -------------
   Total current assets . . . . . . . . . .    10,066,150     13,729,165
Property and equipment, net . . . . . . . .        70,637        181,724
Patent and trademarks rights, net . . . . .     1,387,523      1,356,139
Investments in R.E.D. Laboratories (Note 2)             -      1,038,000
Security deposits . . . . . . . . . . . . .        18,323         22,184
                                             -------------  -------------
   Total assets . . . . . . . . . . . . . .  $ 11,542,633   $ 16,327,212
                                             =============  =============


                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable . . . . . . . . . . . . .  $    465,166   $    802,538
 Accrued expenses (Note 5). . . . . . . . .       332,045        339,374
                                             -------------  -------------
   Total current liabilities. . . . . . . .       797,211      1,141,912


Commitments and contingencies
 (Notes 6, 8, 10, 11 and 13)

Stockholders' equity
 (Notes  6 and 7):
  Preferred stock . . . . . . . . . . . . .            37             --
  Common stock. . . . . . . . . . . . . . .        21,042         26,162
  Additional paid-in capital. . . . . . . .    65,255,571     78,059,650
  Deferred compensation . . . . . . . . . .      (137,132)    (1,184,830)
  Accumulated other comprehensive
   gain(loss) (Note 2j) . . . . . . . . . .        (2,183)           324
  Accumulated deficit . . . . . . . . . . .   (54,391,913)   (61,716,006)
                                             -------------  -------------
   Total stockholders' equity . . . . . . .    10,745,422     15,185,300
                                             -------------  -------------
   Total liabilities and
    stockholders' equity. . . . . . . . . .  $ 11,542,633   $ 16,327,212
                                             =============  =============

  See  accompanying  notes  to  consolidated  financial  statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                                                      December  31,
                                         ----------------------------------------
                                             1996          1997          1998
                                         ------------  ------------  ------------
Revenues:
 Research and development . . . . . . .  $    32,044   $   258,715       400,708
                                         ------------  ------------  ------------
     Total revenues . . . . . . . . . .       32,044       258,715       400,708

Costs and expenses:
 Research and development . . . . . . .    1,902,327     3,175,398     4,562,258
 General and
     administrative (Note 11) . . . . .    3,023,590     2,194,945     2,957,831
 Preferred stock conversion expense . .            -     1,200,000             -
 Consulting stock compensation expense.            -        62,523       794,797
                                         ------------  ------------  ------------
     Total cost and expenses. . . . . .    4,925,917     6,632,866     8,314,886

Interest and other income . . . . . . .      339,384       267,291       590,085
                                         ------------  ------------  ------------

     Net loss . . . . . . . . . . . . .  $(4,554,489)  $(6,106,860)  $(7,324,093)
                                         ============  ============  ============


Basic loss per share. . . . . . . . . .  $      (.29)         (.35)         (.32)
                                         ============  ============  ============

Weighted average shares
     outstanding. . . . . . . . . . . .   15,718,136    17,275,994    22,724,913
                                         ============  ============  ============

Diluted loss per share. . . . . . . . .  $      (.29)         (.35)         (.32)
                                         ============  ============  ============

Weighted average common and dilutive
     equivalent shares outstanding. . .   15,718,136    17,275,994    22,724,913
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

                                                PREFERRED STOCK   COMMON STOCK   PREFERRED    COMMON STOCK     ADDITIONAL PAID-IN
                                                     SHARES          SHARES        STOCK     .001 PAR VALUE         CAPITAL
                                                ----------------  ------------  -----------  ---------------  --------------------
Balance at December 31, 1995 . . . . . . . . .                -     15,581,592  $        -   $        15,581  $        47,949,530

Warrants Exercised . . . . . . . . . . . . . .                -        202,083           -               202              100,839

Preferred Stock Issued . . . . . . . . . . . .            6,000              -          60                 -            5,395,825

Preferred Stock Converted. . . . . . . . . . .           (1,000)       376,530         (10)              377                 (367)

Stock Option Compensation. . . . . . . . . . .                -              -           -                 -              634,344

Total Comprehensive Loss . . . . . . . . . . .                -              -           -                 -                    -

Preferred Dividends. . . . . . . . . . . . . .                -              -           -                 -                    -
                                                ----------------  ------------  -----------  ---------------  --------------------

BALANCE AT DECEMBER 31, 1996 . . . . . . . . .            5,000     16,160,205          50            16,160           54,080,171

Stock conversion costs . . . . . . . . . . . .                -        200,000           -               200            1,199,800

Payout of stock guarantees . . . . . . . . . .                -              -           -                 -             (109,712)

Stock compensation, net. . . . . . . . . . . .                -              -           -                 -              199,655

Debt conversion. . . . . . . . . . . . . . . .                -              -           -                 -               55,000

Preferred stock redeemed . . . . . . . . . . .           (5,000)             -         (50)                -           (4,999,950)

Issuance of preferred stock certificates . . .            5,000              -          50                 -            4,834,873

Preferred dividends forgiven . . . . . . . . .                -              -           -                 -              171,775

Preferred stock converted. . . . . . . . . . .           (1,350)       675,000         (13)              675                 (662)

Warrants and options exercised . . . . . . . .                -        199,067           -               199              424,916

Issuance of common stock, net of issuance cost                -      3,808,334           -             3,808            9,399,705

Total Comprehensive loss . . . . . . . . . . .                -              -           -                 -                    -

Preferred Dividends. . . . . . . . . . . . . .                -              -           -                 -                    -
                                                ----------------  ------------  -----------  ---------------  --------------------

BALANCE AT DECEMBER 31, 1997 . . . . . . . . .            3,650     21,042,606          37            21,042           65,255,571

Common stock issued. . . . . . . . . . . . . .                -      3,194,434           -             3,195           11,059,059

Preferred stock converted. . . . . . . . . . .           (3,650)     1,825,000         (37)            1,825               (1,788)

Total Comprehensive loss . . . . . . . . . . .                -              -           -                 -                    -

Issuance of Stock Guarantees . . . . . . . . .                         100,000                           100                 (100)

Payout of stock guarantees . . . . . . . . . .                -              -           -                 -              (79,587)

Stock issue costs. . . . . . . . . . . . . . .                -              -           -                 -              (16,000)

Stock compensation . . . . . . . . . . . . . .                -              -           -                 -            1,842,495
                                                ----------------  ------------  -----------  ---------------  --------------------
BALANCE AT DECEMBER 31, 1998 . . . . . . . . .                -     26,162,040           -   $        26,162  $        78,059,650
                                                ================  ============  ===========  ===============  ====================


                                                   DEFERRED       ACCUMULATED OTHER      ACCUMULATED    TOTAL STOCKHOLDERS
                                                 COMPENSATION    COMPREHENSIVE INCOME      DEFICIT       EQUITY (DEFICIT)
                                                --------------  ----------------------  -------------  --------------------
Balance at December 31, 1995 . . . . . . . . .              -                       -   $(43,544,326)  $         4,420,785

Warrants Exercised . . . . . . . . . . . . . .              -                       -              -               101,041

Preferred Stock Issued . . . . . . . . . . . .              -                       -              -             5,395,885

Preferred Stock Converted. . . . . . . . . . .              -                       -              -                     -

Stock Option Compensation. . . . . . . . . . .              -                       -              -               634,344

Total Comprehensive Loss . . . . . . . . . . .              -                       -     (4,554,489)           (4,554,489)

Preferred Dividends. . . . . . . . . . . . . .              -                       -       (144,572)             (144,572)
                                                --------------  ----------------------  -------------  --------------------

BALANCE AT DECEMBER 31, 1996 . . . . . . . . .              -                       -    (48,243,387)            5,852,994

Stock conversion costs . . . . . . . . . . . .              -                       -              -             1,200,000

Payout of stock guarantees . . . . . . . . . .              -                       -              -              (109,712)

Stock compensation, net. . . . . . . . . . . .       (137,132)                      -              -                62,523

Debt conversion. . . . . . . . . . . . . . . .              -                       -              -                55,000

Preferred stock redeemed . . . . . . . . . . .              -                       -              -            (5,000,000)

Issuance of preferred stock certificates . . .              -                       -              -             4,834,923

Preferred dividends forgiven . . . . . . . . .              -                       -              -               171,775

Preferred stock converted. . . . . . . . . . .              -                       -              -                     -

Warrants and options exercised . . . . . . . .              -                       -              -               425,115

Issuance of common stock, net of issuance cost              -                       -              -             9,403,513

Total Comprehensive loss . . . . . . . . . . .              -                  (2,183)    (6,106,860)           (6,109,043)

Preferred Dividends. . . . . . . . . . . . . .              -                       -        (41,666)              (41,666)
                                                --------------  ----------------------  -------------  --------------------

BALANCE AT DECEMBER 31, 1997 . . . . . . . . .       (137,132)                 (2,183)   (54,391,913)           10,745,422

Common stock issued. . . . . . . . . . . . . .              -                       -              -            11,062,254

Preferred stock converted. . . . . . . . . . .              -                       -              -                     -

Total Comprehensive loss . . . . . . . . . . .              -                   2,507     (7,324,093)           (7,321,586)

Issuance of Stock Guarantees

Payout of stock guarantees . . . . . . . . . .              -                       -              -               (79,587)

Stock issue costs. . . . . . . . . . . . . . .              -                       -              -               (16,000)

Stock compensation . . . . . . . . . . . . . .     (1,047,698)                      -              -               794,797

                                                --------------  ----------------------  -------------  --------------------
BALANCE AT DECEMBER 31, 1998 . . . . . . . . .  $  (1,184,830)  $                 324   $(61,716,006)  $        15,185,300
                                                ==============  ======================  =============  ====================

 See  accompanying  notes  to  consolidated  financial  statements.

                    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1998
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          December  31,
                                           ----------------------------------------
                                               1996          1997          1998
                                           ------------  ------------  ------------
Cash flows from operating activities:
 Net loss . . . . . . . . . . . . . . . .   (4,554,489)  $(6,106,860)   (7,324,093)

 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation of property
   and equipment. . . . . . . . . . . . .       56,958        28,315        39,433
  Amortization of patent rights . . . . .      132,091       424,065       309,704
  Stock conversion costs. . . . . . . . .            -     1,200,000             -
  Consulting stock compensation expense .      634,344        62,523       794,797
  Changes in assets and liabilities:
   Accounts receivable. . . . . . . . . .            -       (32,408)      (24,092)
   Prepaid expenses
     and other current assets . . . . . .      (42,599)       38,723        10,404
   Accounts payable . . . . . . . . . . .     (497,559)      (77,912)      337,372
   Accrued expenses . . . . . . . . . . .   (1,844,893)      (78,345)        7,329
   Security deposits. . . . . . . . . . .       18,241        10,000        (3,861)
                                           ------------  ------------  ------------
    Net cash used in
     operating activities . . . . . . . .   (6,097,906)   (4,531,899)   (5,853,007)
                                           ------------  ------------  ------------

Cash flows from investing activities:
 Purchase of property and equipment . . .      (86,480)      (15,477)     (150,520)
 Additions to patent rights . . . . . . .     (389,815)     (308,772)     (278,320)
 Maturity of short term investments . . .            -             -     1,003,593
 Purchase of short term investments . . .            -    (1,003,593)   (1,591,054)
 Investment in R.E.D. Laboratories. . . .            -             -    (1,038,000)
                                           ------------  ------------  ------------
     Net cash used in investing
               activities . . . . . . . .  $  (476,295)  $(1,327,842)  $(2,054,301)
                                           ------------  ------------  ------------


     (CONTINUED)

See  accompanying  notes  to  consolidated  financial  statements.

                    HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                        December  31,
                                          ---------------------------------------
                                              1996          1997          1998
                                          ------------  ------------  ------------
Cash flows from financing activities:
 Proceeds from issuance of
          preferred stock. . . . . . . .  $ 5,395,885   $ 4,834,923   $         -
 Payments on stockholder notes . . . . .   (4,920,000)            -             -
 Preferred stock redeemed. . . . . . . .            -    (5,000,000)            -
 Proceeds from issuance of
          common stock, net. . . . . . .            -     9,395,699     2,234,000
 Repayment of stock guarantee. . . . . .            -      (109,712)      (79,587)
 Proceeds from exercise of
          stock warrants . . . . . . . .      101,040       425,116     8,812,254
 Dividends paid on preferred stock . . .      (14,462)            -             -
                                          ------------  ------------  ------------
     Net cash provided by
      financing activities . . . . . . .      562,463     9,546,026    10,966,667
                                          ------------  ------------  ------------
     Net increase (decrease) in cash and
      cash equivalents . . . . . . . . .   (6,011,738)    3,686,285     3,059,359
Cash and cash equivalents at
          beginning of year. . . . . . .   11,291,167     5,279,429     8,965,714
                                          ------------  ------------  ------------
Cash and cash equivalents
              at end of year . . . . . .  $ 5,279,429   $ 8,965,714   $12,025,073
                                          ------------  ------------  ------------
Supplemental disclosures of
      cash flow information:
 Cash paid during the year
                 for interest. . . . . .  $     3,999   $     6,700   $         -
                                          ------------  ------------  ------------
Supplemental disclosure of
      noncash investing activities:
 Preferred stock to equity conversion. .  $   899,314   $         -   $         -
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

In the second quarter of 1998, the Company initiated the recruitment of clinical investigator and ME/CFS patients to participate in the confirmatory Phase III placebo-controlled clinical study of Ampligen7 in the treatment of persons suffering from ME/CFS. The Company has a target of eventually enrolling 230 patients with the severely debilitating form of ME/CFS. In August, 1998, the Company started enrollment of patients into the pre-clinical or baseline phase of the study.

In December 1998, the Board of Directors authorized the spin-off of Core Biotech, Inc., a wholly owned subsidiary to its shareholders in a tax free transaction. The timetable for this spin-off has not been determined. Core Biotech Corp. would use genetic technologies to develop therapeutic products for the treatment of viral hepatitis diseases. The spin-off would allow shareholders to realize value for an asset that the Company believes is not currently being appropriately valued. No final determination has been made with respect to capitalization, pro forma financial information, management or intercompany transactions. The Company is considering the funding of this spin-off for up to $5 million. The transfer of any other assets and liabilities would not be significant. The results of operations for Core Biotech were not significant for the year ended December 31, 1998. The timetable for the planned spin-off is as soon as practical based on financing, staffing, certain market conditions, and final approval by the Board of Directors.


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

In 1998, the Company acquired 3.3% of the issued and outstanding common stock of R.E.D. Laboratories at a cost of $1,038,000. R.E.D. Laboratories is developing a diagnostic test for the ME/CFS disease. Such investment is accounted for on the cost basis of accounting. The Company and R.E.D. Laboratories are working together in pursuing a more precise method to diagnose Chronic Fatigue Syndrome. This collaboration includes working with physicians and patients in the United States and Europe. The Company has no financial obligation for this effort.

(c)  Property  and  Equipment

                                       1997      1998
                                     --------  --------
 Furniture, fixtures, and equipment  $640,290  $767,271
  Leasehold improvements               61,576    85,115
                                     --------  --------
  Total property and equipment        701,866   852,386
  Less accumulated depreciation       631,229   670,662
                                     --------  --------
  Property and equipment, net        $ 70,637  $181,724
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

Comprehensive  loss  is  summarized  below:

                                    1996          1997          1998
                               ------------  ------------  ------------

Net loss                       $(4,554,489)  $(6,106,860)  $(7,324,093)

Net unrealized gain                      -        (2,183)        2,507
                               ------------  ------------  ------------
(loss) in investment
securities

Total comprehensive loss       $(4,554,489)  $(6,109,043)  $(7,321,586)
                               ============  ============  ============

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

                                                       1998
                                             -----------------------
                                                    Unrealized
                                  Adjusted   -----------------------  Carrying
                                    Cost        Gains      (Losses)     Value
                                 ----------  -----------  ----------  ----------
U.S. Treasury note               $  499,831  $       324  $      --   $  500,155
Federal National Mortgage Notes   1,091,223           --         --    1,091,223
                                 ----------  -----------  ----------  ----------
                                 $1,591,054  $       324  $      --   $1,591,378
                                 ==========  ===========  ==========  ==========

                                                       1997
                                             -----------------------
                                                    Unrealized
                                  Adjusted   -----------------------  Carrying
                                    Cost        Gains      (Losses)     Value
                                 ----------  -----------  ----------  ----------
U.S. Treasury note               $1,003,593           --  $  (2,183)  $1,001,410
                                 ==========  ===========  ==========  ==========

(4)  STOCK-BASED  COMPENSATION

In 1997, the Company granted 64,597 stock purchase options to employees with at least one year of service in recognition of services performed and services to be performed. For purposes of proforma disclosure required by Statement of Financial Accounting Standards No. 123 (SFAS 123") Accounting for Stock-Based Compensation, the per share weighted average fair value of the stock purchase warrants granted during 1997 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero, risk free interest rate of 6.14%, volatility 112.25%, and an expected life of 5 years. In 1998, the Company granted 1,113,000 warrants to employees in recognition of services performed and services to be performed. For purposes of Proforma Disclosure for FAS 123 the fair value of the stock purchase warrants granted during 1998 was also determined using the Black-Scholes option pricing model with the rate of 6.14% volatility of 45.67%-73.31%, and expected lives of 2-5 years.

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

                             1996          1997          1998
                         ------------  ------------  ------------
  Net loss  As reported  $(4,554,489)  $(6,106,860)  $(7,324,093)
            Pro forma    $(4,782,722)   (6,203,259)   (8,199,994)

For warrants granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that value is more-reliably measurable than the fair value of the consideration or service received. The Company amortizes such cost over the related vesting period of the warrant.

The exercise price of all warrants granted was equal to the fair market value as defined by APB 25 on the date of the grant.

(5)  ACCRUED  EXPENSES

Accrued  expenses  at  December  31,  1997  and  1998 consists of the following:

                                        December  31,
                                     ------------------
                                       1997      1998
                                     --------  --------
Accrued payroll and benefits. . . .  $  9,031  $  5,981
Accrued stock price guarantee costs   101,899         -
Accrued polymer purchases . . . . .         -    66,197
Accrued fees for HIV studies. . . .    41,936    41,936
Accrued taxes . . . . . . . . . . .    86,734    85,159
Accrued professional fees . . . . .    31,095    35,500
Accrued directors fees. . . . . . .    11,350    41,350
Accrued other . . . . . . . . . . .    50,000    63,251
                                     --------  --------
                                     $332,045  $339,374
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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

                                     1996                 1997                 1998
                              -------------------  -------------------  -------------------
                                        Weighted             Weighted             Weighted
                                        Average              Average              Average
                                        Exercise             Exercise             Exercise
               Option Price    Shares     Price     Shares     Price     Shares     Price
               -------------  --------  ---------  --------  ---------  --------  ---------
Outstanding,
beginning of
year           $   1.06-4.34  232,830   $    3.20  234,953   $    3.23  291,256   $    3.35

Granted        $   3.50-6.00    2,123   $    3.50   64,597   $    3.50   20,000   $    6.00

Cancelled      $        3.50        -           -        -           -   (4,482)  $    3.50

Exercisable    $   1.06-3.50        -           -   (8,294)  $    1.06  (12,165)  $    2.93
               -------------  --------             --------             --------

Outstanding,
end of year    $   1.06-6.00  234,953   $    3.23  291,256   $    3.35  294,609   $    3.56
               =============  ========             ========             ========

Exercisable                   215,161   $    3.23  206,867   $    3.62  229,523   $    3.48
                              ========             ========             ========

Exercised in
current and
prior years                   (10,576)             (18,870)             (31,035)
                              ========             ========             ========

Available for
future grants                 215,269              150,672              135,154
                              ========             ========             ========

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

(ii)  Warrants

The warrants outstanding at December 31, 1998, related to the issuance of former notes payable and stockholder notes payable which are exercisable into Common Stock, are subject to adjustments for stock splits and stock dividends.

                         Common  Stock
                      --------------------
                      Exercise   Number of
                        Price     Shares    Expiration
                      ---------  ---------  ----------
Notes payable:
 Former noteholders.  $   10.85    119,807  Nov. 2005
 Former noteholders.  $    2.00     30,000  Nov. 2005
Stockholders notes:
 Stockholders. . . .  $    3.50    252,160  Oct. 2004
 Stockholders. . . .  $    3.50    200,000  Oct. 1999
                                 ---------
       Subtotal: . .               601,967
                                 =========

In 1998, warrant holders in this group exercised 335,000 warrants to purchase common stock which produced $867,500 in gross proceeds.

(iii)  Other  Warrants

In addition, the Company has other issued warrants outstanding - totaling 14,333,043 which consists of the following:

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

In March, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from this placement were used to retire the balance of Series D Convertible Stock issued in July of 1996. As an inducement to effect the early redemption of the Series D Preferred Stock, the Company gave the Preferred Stockholder 200,000 shares of common stock with a guaranteed sales price of $6 per share. Any shortfall in the selling price from $6 per share could be settled by cash payments or additional shares of common stock at the election of the Company. As a result of this inducement in 1997, the Company incurred a $1.2 million stock conversion cost, which had no effect on the net equity of the company as it was offset by an increase in additional paid-in capital. This agreement was settled by a cash payment of $109,712 in December 1997, a cash payment of $79,587 in January 1998, and the issuance of 100,000 additional shares of common stock in January 1998.

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

The following table presents revenues by country based on the location of the use of the product services.

                1996      1997      1998
               -------  --------  --------

United States  $     -  $117,975  $194,815

Belgium         32,044   104,004   179,120

Other                -    36,736    26,773
               -------  --------  --------

               $32,044  $258,715  $400,708
               =======  ========  ========

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

Future minimum lease payments under noncancelable operating leases are as follows:

Year ending                        Operating
December 31,                         leases
---------------------------------  ----------
1999. . . . . . . . . . . . . . .  $  310,434
2000. . . . . . . . . . . . . . .     107,395
2001. . . . . . . . . . . . . . .       6,720
2002. . . . . . . . . . . . . . .       6,720
2003. . . . . . . . . . . . . . .       2,240
                                   ----------
     Total minimum lease payments  $  433,509
                                   ==========

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

The components of the net deferred tax asset of December 31, 1997 and 1998 consists of the following:

Deferred tax assets:            1997           1998
                            -------------  -------------
Net Operating Losses        $ 17,561,397   $ 20,526,592

Accrued Expenses and Other        19,617         19,617
                            -------------  -------------

                              17,581,014     20,546,209

Valuation Allowance          (17,039,849)   (20,039,868)
                            -------------  -------------

                            $    541,165   $    506,341

Deferred tax liabilities:

Amortization and Other          (541,165)      (506,341)
                            -------------  -------------

                            $          -   $          -
                            =============  =============

(14)  CONTINGENCIES

On September 14, 1998, VMW, Inc. filed a complaint against the Company in the United States District Court, Southern Division of New York, The complaint alleges that the Company failed to fulfill its financial obligations to VMW, Inc. with respect to a certain letter agreement pertaining to marketing services rendered. VMW, Inc. claims damages of less than $100,000. The Company counterclaimed alleging breach of contract by VMW and have demanded damages of approximately $25,000. This case is currently in the discovery phase. The Company does not believe that the complaint will have a material effect on results of operations or its financial position.

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