Form 10-Q
period 1999-03-31
HEMISPHERX BIOPHARMA INC
filed 1999-05-14
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934,

For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
26,194,040 shares of common stock issued and outstanding as of March 31, 1999.

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                December 31,    March 31,
                                                    1998          1999
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $12,025,073   $10,549,567
  Short Term Investments                           1,591,378       500,000
  Accounts Receivable                                 56,500        55,100
  Prepaid expenses and other current assets           56,214        71,983
                                                 -----------    ----------
    Total current assets                          13,729,165    11,176,650

  Property and equipment, net                        181,724       279,857
  Patent and trademark rights, net                 1,356,139     1,366,106
  Investment in unconsolidated affiliates          1,038,000     1,038,000
  Other assets                                        22,184        24,704
                                                 -----------    ----------
      Total assets                               $16,327,212   $13,885,317
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $   802,538   $ 1,423,125
  Accrued expenses                                   339,374       265,376
                                                 -----------    ----------
    Total current liabilities                      1,141,912     1,688,501

Commitments and contingencies

Stockholders' equity:
  Common stock                                        26,162        26,314
  Additional paid-in capital                      78,059,650    78,765,245
  Treasury stock                                          -       (674,186)
  Deferred compensation                           (1,184,830)   (1,304,498)
  Accumulated other comprehensive gain                   324            -
  Accumulated deficit                            (61,716,006)  (64,616,059)
                                                 -----------    ----------
     Total stockholder's equity                   15,185,300    12,196,816
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $16,327,212   $13,885,317
                                                 ===========    ==========


See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                              For the Three months ended
                                                       March 31
                                               --------------------------
                                                  1998            1999
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $    85,911     $   131,728
                                               ----------      ----------
    Total revenues                                 85,911         131,728
                                               ----------      ----------

Costs and expenses:
  Research and development                        919,608       1,535,498
  General and administrative                      567,851       1,265,114
  Stock compensation expense                      216,808         378,079
                                               ----------      ----------
    Total cost and expenses                     1,704,267       3,178,691
Interest income                                   137,767         146,910
                                               ----------      ----------
   Net loss                                   $(1,480,589)    $(2,900,053)
                                               ==========      ==========





Basic loss per share                           $   (0.07)    $     (0.11)
                                               ==========      ==========

Weighted average shares outstanding            21,055,705      26,273,707
                                               ==========      ==========

Diluted loss per share                         $   (0.07)    $     (0.11)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                21,055,705      26,273,707
                                               ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                   EQUITY(DEFICIT) AND COMPREHENSIVE LOSS
                                For the three months ended March 31, 1999

                                                                                                                      Total
                 Common stock Common Stock Additional      Deferred     Accumulated other   Accumulated  Treasury stockholders'
                 shares       Par value    paid-in capital Compensation comprehensive loss  deficit      stock    equity/(deficit)
                 ------------ ------------ --------------- ------------ ------------------ ------------  -------- ----------------
Balance 12/31/98   26,162,040   $26,162     $78,059,650    $(1,184,830) $      324         $(61,716,006) $     -    $15,185,300

Common stock
        issued        152,000       152         207,848                                                                 208,000

Purchase of
120,000 shares
of Treasury stock                                                                                         (674,186)    (674,186)

Stock compensation                              497,747       (119,668)                                                 378,079

Total comprehensive loss                                                      (324)          (2,900,053)             (2,900,377)

                 ------------ ------------ --------------- ------------ ------------------ ------------  ---------  --------------
Balance 3/31/99    26,314,040   $26,314     $78,765,245     $(1,304,498) $      -          $(64,616,059) $(674,186)  $12,196,816
                 ============ ============ =============== ============ ================== ============  =========  ==============

See accompanying notes to condensed consolidated financial statements.

                 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                    For the three months ended
                                                    --------------------------
                                                             March 31
                                                         1998         1999
                                                    ----------      ----------

Cash flows from operating activities:

 Net loss                                            $(1,480,589) $(2,900,053)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                    8,241       20,440
 Amortization of patents rights                           72,864       51,835
 Write-off of patent rights                               44,604        7,962
 Preferred stock compensation expense                        -            -
 Stock option compensation expense                       216,808      378,079
 Changes in assets and liabilities:
  Accounts receivable                                                   1,400
  Prepaid expenses and other current assets                   54      (15,769)
  Accounts payable                                       107,606      620,587
  Accrued expenses                                       (13,222)     (73,998)
  Other assets                                               -         (2,520)
                                                      ---------     ---------
Net cash used in operating activities                 (1,017,190) (1,912,037)
                                                       ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                      (32,675)    (118,573)
 Additions to patent rights                              (55,377)     (69,764)
 Marketable securities matured                                 -    1,591,054
 Purchase of marketable securities                             -     (500,000)
                                                       ---------    ---------
  Net cash used in investing activities                  (88,052)     902,717
                                                       ---------    ---------
Cash flows from financing activities:
 Exercise of warrants                                     21,507      208,000
 Stock issuance cost                                    (181,485)           -
 Purchase of treasury stock                                    -     (674,186)
                                                       ---------    ---------
  Net cash provided by (used in) financing activities   (159,978)    (466,186)
                                                       ---------    ---------
Net decrease in cash and cash equivalents             (1,265,220)  (1,475,506)
Cash and cash equivalents at beginning of period       8,965,714   12,025,073
                                                       ---------    ---------
Cash and cash equivalents at end of period            $7,700,494  $10,549,567
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

These consolidated financial statements should be read in conjunction with the Company's 1998 consolidated financial statements included in the Company's Form 10K statement filed with the SEC on March 30, 1999.


NOTE 2: SERIES E CONVERTIBLE PREFERRED STOCK

In March, 1997, the Company used the services of an investment banking firm to privately place $5 million of Series E Convertible Preferred Stock. The proceeds from this placement were used to retire the balance of Series D Convertible Stock issued in July of 1996. As an inducement to effect the early redemption of the Series D Preferred Stock, the Company gave the Preferred Stockholder 200,000 shares of common stock with a guaranteed sales price of $6 per share. Any shortfall in the selling price from $6 per share could be settled through cash payments or additional shares at the election of the Company. As a result of this inducement in 1997, the Company incurred a $1.2 million stock conversion cost, which had no effect on the net equity of the company as it was offset by an increase in additional paid-in capital. This agreement was settled upon a cash payment of $109,712 in December, 1997, a cash payment of $79,587 in January, 1998 and the issuance of 100,000 additional shares of common stock in January, 1998.

The holders of Series E Convertible Preferred Stock shall receive cumulative dividends when and if declared by the board of directors at the rate of $60 per share. Holders of Series E Convertible Preferred Stock upon surrender of the certificates shall have the right to convert the Series E preferred into fully paid and non-assessable share of Common Stock.

On April 18, 1997, the Company's registration statement registering the common stock underlying the preferred stock and warrants was declared effective by the SEC.As of December 31, 1998, all holders of Series E convertible preferred stock had converted their holding into 2,500,000 shares of common stock.


NOTE 3: STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $378,079 during the quarter ended March 31, 1999 for warrants granted to purchase Common stock to non-employees of the Company.

In 1998, the Company granted 1,163,000 stock warrants to Directors and certain employees in recognition of services performed and services to be performed. These options are exercisable at the fair value price on the date of grant ranging from $3-$6 per share. The Company applies APB Opinion No. 25 in accounting for stock-based compensation of its employees and, accordingly, no compensation expense has been recognized for stock purchase rights issued to employees in the financial statements.


NOTE 4: COMPREHENSIVE INCOME:

In January, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.


The components of comprehensive (loss):

                                     For the three months ending
                                ------------------------------------
                                March 31, 1998        March 31, 1999
                                --------------        --------------

Net loss                         $(1,488,589)          $(2,900,053)

Unrealized loss on short
term investments                          -                   (324)
                                 ------------         -------------
Total comprehensive loss         $(1,488,589)          $(2,900,377)
                                 ============         =============

The components of accumulated other comprehensive income are as follows:

                              December 31, 1998       March 31, 1999
                              -----------------       --------------
Unrealized gain in
marketable securities                 $ 324                  -
                              -----------------       --------------
Accumulated other
comprehensive income                  $ 324                  -
                              =================       ==============



ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL

Since 1980, the Company has devoted resources of some $150,000,000 to the research and development of it's Nucleic Acid Technologies. Nucleic Acid compounds represent a new class of pharmaceutical products designed to act at the molecular and genetic level for the definitive treatment of certain devastating human diseases. The Company's platform technology utilizes specifically configured ribonucleic acids ("RNA") which are broadly protected by a patent estate consisting of more than 300 patents. One of the Company's double-stranded RNA drug products, trademarked "Ampligen",is in advanced human clinical development for various therapeutic indications. Based on the results of pre-clinical and clinical trials, the Company believes that Ampligen may have broad spectrum anti-viral and anti-cancer potential. Over 400 patients have participated in clinical trials authorized by the Food and Drug Administration ("FDA") at some twenty clinical sites across the United States, representing the administration of more than 40,000 doses.

In October, 1998, the Company initiated a Phase III trial for the treatment of 230 patients afflicted with Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS") at various medical centers in the United States. In parallel, the Company is conducting cost recovery treatment programs for ME/CFS patients in the United States, Canada, Belgium and Austria.The treatment program in the U.S. was recently expanded by FDA authorization. In December, 1998, the Company completed and filed a full marketing application for approval to treat ME/CFS patients in the European Union.

The Company is actively engaged in various market development strategies in the United States and European Union, as well as other countries including Canada, Australia and South Africa. Disease categories under active development include ME/CFS, hepatitis and HIV. The Company maintains offices and clinical operations in both the United States and European Union, as well as ownership interests in a related European based diagnostic company and in a South African manufacturing entity which produces its raw drug materials.

The Company is not yet profitable and may continue to have operating losses for the next several years, dependent on the rate of progressive regulatory approvals in various global markets. The Company's current revenues are derived from the sale of Ampligen on a pre-approved cost recovery basis to certain patients afflicted with ME/CFS. Such cost recovery programs have been approved by the various regulatory bodies in the United States, Canada, Belgium and Austria. The Company's other major source of income comes from interest earned on the short term investment of surplus funds.

Product Development

As of April 30, 1999,the Company had initiated either the confirmatory Phase III ME/CFS clinical program or the related cost recovery treatment program at more than 10 investigative sites. Negotiations are in process with additional investigative sites. As of April 30, 1999, over 175 patients have been enrolled in these clinical trials. In total, the Company expects to operate in 15 to 20 medical centers located throughout the United States and enroll 330 patients in this confirmatory Phase III and related clinical treatment programs. Of these patients,230 patients will be enrolled in the confirmatory, randomized Phase III study. The remaining 100 patients, ME/CFS patients who are not eligible for the confirmatory Phase III trial in the United States,will be treated under the cost recovery treatment program authorized by the Food and Drug Administration (FDA).

Similar cost recovery treatment programs have been initiated in Canada, Belgium and Austria. Approximately one hundred patients have been treated, and/or are under evaluation, in these countries. The Company responded to contractual solicitations from the U.S. government to devise a new treatment strategy for addressing "Gulf War Syndrome" which appears similar to CFS/ME in non-military personnel in many respects.

Manufacturing

The Company outsources the manufacturing of Ampligen to certain contractor facilities in the United States and South Africa. Nucleic Acid polymers constitute the raw materials used in the production of Ampligen. The Company acquires its raw materials from Ribotech, Ltd., a subsidiary of Bioclones Proprietary, Ltd., and Pharmacia Biotech, a former division of Pharmacia Upjohn which holds a minority equity interest in the Company. Bioclones Proprietary, Ltd. is a strategic partner with the Company and the Company owns 24.9% of Ribotech, Ltd. Two manufacturers in the United States are used to process the raw materials and produce clinical grade Ampligen.

Until recently, the Company has distributed Ampligen in the form of a freeze-dried powder to be formulated by pharmacists at the site of use. The Company has perfected a production process to produce ready to use liquid Ampligen in dosage form which will mainly be used upon commercial approval of Ampligen. The Company is in discussions with several major multinational pharmaceutical manufacturing firms in search of additional production capacity and resultant lower costs for producing these commercial quantities.

Europe

In December, 1998, the Company filed an application with the European Medical Evaluation Agency ("EMEA") in the European Union for commercial approval of Ampligen for use in treating ME/CFS patients. In February, 1999, the Company received notice that the application cleared the first stage of the review by being designated complete by the EMEA. This designation indicates that the extensive clinical data submitted in support of the application would be sufficient for the review process to proceed. Approval by the EMEA would provide the Company access to the European Union market of some 500,000 ME/CFS patients.

The Company recently acquired 3% ownership in a Belgium company, R.E.D. Laboratories, which developed a diagnostic test designed to detect ME/CFS in patients. The R.E.D. diagnostic test is in the process of being evaluated in clinical setting and should be ready to file for regulatory approval as a diagnostic tool in the near future. The significance of this development is that the test may facilitate the identification of a subset of ME/CFS sufferers who may be treated with Ampligen. It is believed that introduction of such a test may facilitate the regulatory approval process for the use of Ampligen in treating ME/CFS, as well as identify suitable candidates for therapy earlier in the disease process.

The Company recently presented a comprehensive clinical overview of its ME/CFS treatment program at "Fatigue 2000", an international research conference held in London. The Company and its collaborators have developed a report on the potential pharmacoeconomics of using Ampligen to treat ME/CFS patients. This data will be submitted to various regulatory and drug reimbursement authorities in certain countries making up the European Union.

In addition, progress was made towards the development of inventory control and to expand quality assurance facilities in the European Union. The Company is seeking to identify and/or implement certain quality control processes,packaging and storage capacity as well as identifying new distribution channels in Europe.

Spin-off of Subsidiary

The Company continues to evaluate plans to spin-off it's wholly-owned subsidiary, Core Biotech Corporation, to its shareholders. As a separate entity, Core Biotech would research, develop and commercialize therapeutic drug products and diagnostic techniques related to Hepatitis B. It is contemplated that the distribution would be tax free to shareholders. The purpose of the proposed spin-off would be to provide a vehicle to focus and obtain resources necessary to pursue the use of Ampligen and related patented products in treating patients afflicted with Hepatitis B or Hepatitis C. The Company believes this spin-off would enhance shareholder value. This spin-off and timetable for such is subject to further review and approval of the Board of Directors. The Company is also actively considering acquisitions of new hepatitis treatment technology in order to expand its portfolio of products in this disease category.

Recent Developments

Year 2000 Project

The Company's plan to become Year 2000 compliant is nearing completion. All non-compliant hardware has been replaced and is in operation. New administrative and clinical operating software systems have been installed and are now operating. Administrative and clinical data in the old operating systems are being transferred to the new systems. One manufacturing software operating system still requires custom programming which is actively underway. The Company expects this system to be tested and in place within the next two months. Requests for statements of Y2K compliance have been mailed to 285 suppliers of which 40 are considered to be critical. To date, 128 have responded including 38 critical businesses. A third request for a statement of compliance will be sent to the non-responders/non-compliant businesses on or about June 1, 1999. The overall cost of becoming Y2K compliant is expected to be $225,000 which will also include upgrades in various computer capability for issuing regulatory reports to various agencies as well as assisting in accelerated preparation of scientific and medical articles.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 versus Three months ended March 31, 1998
----------------------------------------------------------------------------

The Company reported a net loss of $2,900,053 for the three months ended March 31, 1999 versus a net loss of $1,480,589 for the same period in 1998. Several factors contributed to the $1,419,464 increase in the loss in 1999, including major incremental costs of securing larger drug inventory as well as higher non-operating expenses due to stock option expenses.

Research and development costs increased $615,890 primarily due to a major acquisition of raw materials to be used in manufacturing Ampligen. Raw material purchases increased $539,708 over purchases in the first three months of 1998. This purchase reflects the Company's plan to increase on-hand inventories in anticipation of meeting product needs for increased clinical trial efforts and possible commercial needs. Certain preclinical research expenses were down from the prior year by $94,735 primarily due to major costs incurred in the first quarter of 1998 for animal toxicology studies. Clinical trial expenses increased $186,679 primarily due to activity on the AMP 516 ME/CFS clinical program which was initiated in October, 1998.

General and administrative expenses increased $697,263 over the same period in 1998 due to a variety of initiatives requiring additional legal services and consultative skills, as well as increased non-operating costs. Expenses incurred for legal and audit, the spin-off evaluation of Core Biotech to shareholders as a tax-exempt dividend, shareholder communications and European matters increased materially in the first quarter. Litigation work by outside attorneys on the Asensio company lawsuit, the ELL & Co. lawsuit, the VMW lawsuit and other legal matters increased approximately $296,000. Work performed by attorneys and tax authorities in evaluating and drafting documents in the matter of the spin-off was $122,500. There was no such effort in the first quarter of 1998. Shareholder communications expenses were up $122,000 due to increased communications with the public shareholders. In addition, consulting expenses increased $88,900 in the first quarter due to efforts performed in support of the European operation.

Stock compensation expense was $378,079 in the first quarter of 1999 versus $216,808 recorded in the first quarter of 1998. Stock compensation expense reflects the value of warrants to purchase common stock that were granted to non-employees of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 1999 was $10,549,567 compared to $12,025,073 at December 31, 1998, reflecting a net cash decrease of $1,475,506 in the first three months of 1999. In addition to the cash and cash equivalents of $10,549,567 at March 31, 1999, the Company had $500,000 in short term investments. These funds with an aggregate total of $11,049,568 reflect the residual of the $9.4 million net proceeds of two private placements of equity in October 1997, the exercise of warrants in 1998 by shareholders in the amount of $8.8 million and a private placement totaling $2.25 million in the third quarter of 1998 less operating expenses.

In the first quarter of 1999, the Company instituted a stock buy back program pursuant to approval of the Board of Directors and acquired 120,000 shares of the Company's common stock on the open market at a cost of $674,186. The Board of Directors authorized the buy back of up to 200,000 shares.

Revenues from the ME/CFS clinical treatment cost recovery programs underway in the United States,Canada and Belgium produced $131,728 in revenues for the first three months of 1999, substantially higher than in previous quarters. Interest income on the short term investment of surplus funds produced $146,910, also an increase over the prior year. Funds from shareholders exercising warrants and options to purchase common stock totaled $208,000 in the first three months of 1999.

The Company expects warrant holders to continue exercising the Class A redeemable warrants and private warrants from time to time depending on the trading price of the Company common stock. As of March 31, 1999, the Company has 5,648,810 Class A redeemable warrants outstanding. These warrants can be exercised at $4.00 per share. In addition, there are 462,000 Class A redeemable warrants outstanding at an exercise price of $6.60 per share. Non-public warrants outstanding total 8,854,000 with a weighted average exercise price of $3.46.

Because of the Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planned, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials,competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the Company's clinical trials for which cost recovery from participants has been approved.


Part II   OTHER INFORMATION


ITEM 1:   Legal Proceedings

On September 14, 1998, VMW, Inc. filed a complaint against the Company in the United States District Court, Southern Division of New York. The complaint alleges that the Company failed to fulfill its financial obligations to VMW,Inc. with respect to a certain letter agreement pertaining to marketing services rendered. VMW, Inc. claims damages of less than $100,000. The Company counterclaimed alleging breach of contract by VMW and have demanded damages of approximately $25,000. Settlement negotiations started in May, 1999 and we believe that any settlement arranged will not have a material effect on the results of operations or financial position of the Company.

Ell & Co., and the Northern Trust Company, as Trustee of the AT&T Master Pension Trust filed a complaint against the Company in the Court of Chancery of the State of Delaware in and for New Castle County on September 23, 1998. This complaint alleges that the Company breached its contractual obligations as set forth in the Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Stock. The Plaintiff seeks to enforce its rights to convert 1,500 shares of Series E Preferred Stock into 750,000 shares of freely traded common stock and to recover damages for its inability to convert the preferred stock when it requested to do so. The Company does not believe that the complaint will have a material effect on the results of operations or financial position of the Company. Although the Company maintains that the 1,500 shares of Series E Preferred Stock had been properly redeemed and, therefore, the plaintiff was not contractually able to effect a proper conversion into common shares, the Company agreed in December, 1998 to convert the plaintiffs preferred stock to common stock. Currently the claim is still in litigation.

The Company filed a complaint against Manual P. Asensio, Asensio & Company, Inc. and others in the United States District Court for the Eastern District of Pennsylvania on September 30, 1998. The Company alleges the unlawful manipulation and short selling by defendants of the Company's common stock on the American Stock Exchange on or about September 15, 1998 through the present. The

Company alleges, among other things, that the defendants distributed materially false information concerning Hemispherx to the public, thereby damaging the Company and its shareholder equity. Certain defendants have entered motions to dismiss all or part of the case. On March 18, 1999, the court dismissed the charges relating to RICO violations and negligence count on purely jurisdictional grounds. The fraud, misrepresentation and defamation charges remain in effect and discovery on these matters is proceeding.


ITEM 2:   Changes in Securities

In February, 1998,the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) to register the common stock placed in the September 1997 private placements. The statement included common stock underlying certain stock purchase warrants with registration rights.

In July, 1998,the Company's Common Stock and Class A Warrants were listed on the Berlin Stock Exchange. The shares and warrants will trade under the symbols HXB and HXBA respectively. The listing on the Berlin Stock Exchange has been facilitated by Berliner Freiverkehr, a major German investment banking and brokerage firm, with assistance from Value Management & Research, GmbH, a European based Research and Investment Firm.

In April, 1999, the company filed a Registration Statement with the Securities and Exchange Commission (SEC) to register the common stock privately placed in July, 19998. In addition, certain warrants and underlying common stock was included in the Registration.

In February, March, and April,1999 the Company acquired 120,000 shares of Common Stock on the open market at an average cost of $5.62 per share. This acquisition is part of the 200,000 share buy back program authorized by the Board of Directors.

ITEM 3:   Defaults in Senior Securities

None

ITEM 4:   Submission of Matters to a Vote of Security Holders

None

ITEM 5:   Other Information

The Company's Annual Meeting is scheduled to be held in Philadelphia, Pennsylvania at the Embassy Suites in Center City on Wednesday, July 14, 1999 at 10:00 am. Only shareholders of record at the close of business on May 17, 1999 are entitled to receive notice of, and vote at the annual meeting.

ITEM 6:   Exhibits and Reports on Form 8K

Reports on Form 8K - None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/  William A. Carter
                                     ---------------------------
Date: May 14, 1999                   William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/  Robert E. Peterson
                                     --------------------------
Date: May 14, 1999                   Robert E. Peterson
                                     Chief Financial Officer