Form 10-Q
period 1999-06-30
HEMISPHERX BIOPHARMA INC
filed 1999-08-13
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

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

--------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

(215) 988-0080

--------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
26,256,751 shares of common stock issued and outstanding as of June 30, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                December 31,    June 30,
                                                    1998          1999

                                                 -----------   -----------
                         ASSETS

Current assets:

  Cash and cash equivalents                      $12,025,073    $9,097,423
  Short Term Investments                           1,591,378          -
  Accounts Receivable                                 56,500        50,925
  Prepaid expenses and other current assets           56,214        80,762
                                                 -----------    ----------
    Total current assets                          13,729,165     9,229,110

  Property and equipment, net                        181,724       301,064
  Patent and trademark rights, net                 1,356,139     1,367,527
  Investment in unconsolidated affiliates          1,038,000     1,413,000
  Other assets                                        22,184        53,233
                                                 -----------    ----------
      Total assets                               $16,327,212   $12,363,934
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $   802,538   $ 1,897,247
  Accrued expenses                                   339,374       289,398
                                                 -----------    ----------
    Total current liabilities                      1,141,912     2,186,645

Commitments and contingencies

Stockholders' equity:
  Common stock                                        26,162        26,399
  Additional paid-in capital                      78,059,650    79,129,195
  Treasury stock                                          -       (839,160)
  Deferred compensation                           (1,184,830)     (973,151)
  Accumulated other comprehensive gain                   324         4,358
  Accumulated deficit                            (61,716,006)  (67,170,352)
                                                 -----------    ----------
     Total stockholder's equity                   15,185,300    10,177,289
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $16,327,212   $12,363,934
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     (Unaudited)
                                               For the Three months ended
                                                      June 30
                                               --------------------------
                                                  1998            1999
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $    95,939     $   154,592
                                               ----------      ----------

    Total revenues                                 95,939         154,592
                                               ----------      ----------

Costs and expenses:
  Research and development                      1,087,916       1,351,612
  General and administrative                      500,020       1,133,760
  Stock compensation expense                      204,481         331,347
                                               ----------      ----------
    Total cost and expenses                     1,792,417       2,816,719
Interest income                                   117,903         107,834
                                               ----------      ----------
   Net loss                                   $(1,578,575)    $(2,554,293)
                                               ==========      ==========


Basic loss per share                           $   (0.07)    $     (0.10)
                                               ==========      ==========

Weighted average shares outstanding            21,374,685      26,237,453
                                               ==========      ==========

Diluted loss per share                         $   (0.07)    $     (0.10)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                21,374,685      26,237,453
                                               ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     (Unaudited)
                                               For the Six months ended
                                                      June 30
                                               --------------------------
                                                  1998            1999
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $   181,850     $   286,320
                                               ----------      ----------

    Total revenues                                181,850         286,320
                                               ----------      ----------

Costs and expenses:
  Research and development                      2,007,524       2,887,110
  General and administrative                    1,067,871       2,398,874
  Stock compensation expense                      421,289         709,426
                                               ----------      ----------
    Total cost and expenses                     3,496,684       5,995,410
Interest income                                   255,670         254,744
                                               ----------      ----------
   Net loss                                   $(3,059,164)    $(5,454,346)
                                               ==========      ==========


Basic loss per share                           $   (0.14)    $     (0.21)
                                               ==========      ==========

Weighted average shares outstanding            21,216,076      26,255,479
                                               ==========      ==========

Diluted loss per share                         $   (0.14)    $     (0.21)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                21,216,076      26,255,479
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                   EQUITY(DEFICIT) AND COMPREHENSIVE LOSS
                                 For the six months ended June 30, 1999

                                                                                                                      Total
                 Common stock Common Stock Additional      Deferred     Accumulated other   Accumulated  Treasury stockholders'
                 shares       Par value    paid-in capital Compensation comprehensive loss  deficit      stock    equity/(deficit)
                 ------------ ------------ --------------- ------------ ------------------ ------------  -------- ----------------
Balance 12/31/98   26,162,040   $26,162     $78,059,650    $(1,184,830) $      324         $(61,716,006) $     -    $15,185,300

Common stock
        issued        237,200       230         520,250                                                                 520,480

Purchase of
142,500 shares
of Treasury stock                                                                                         (839,160)    (839,160)

Stock compensation                              497,747        211,679                                                  709,426

Stock issued in settlement
of legal matters                       7         51,548                                                                  51,555

Total comprehensive loss                                                      4,034          (5,454,346)             (5,450,312)

                 ------------ ------------ --------------- ------------ ------------------ ------------  ---------  --------------
Balance 6/30/99    26,399,251   $ 26,399    $79,129,195     $ (973,151) $     4,358        $(67,170,352) $(674,186) $10,177,289
                 ============ ============ =============== ============ ================== ============  =========  ==============


See accompanying notes to condensed consolidated financial statements.

                 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                    For the six months ended
                                                   --------------------------
                                                              June 30

                                                        1998         1999
                                                   ----------      ----------

Cash flows from operating activities:

 Net loss                                            $(3,059,164) $(5,454,346)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                   15,885       45,379
 Amortization of patents rights                          111,139       56,898
 Write-off of patent rights                               55,551       40,235
 Stock issued in settlement of debt                          -         51,555
 Stock option compensation expense                       421,289      709,426
 Changes in assets and liabilities:
  Accounts receivable                                    (29,486)       5,575
  Prepaid expenses and other current assets                6,740      (24,548)
  Accounts payable                                       327,296    1,094,709
  Accrued expenses                                        24,287      (49,976)
  Other assets                                            (1,130)     (31,049)
                                                       ---------     ---------
  Net cash used in operating activities                (2,127,593) (3,556,142)
                                                       ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                      (44,469)    (164,719)
 Additions to patent rights                             (111,910)    (108,521)
 Marketable securities matured                                 -    1,595,412
 Investment in CIMM                                            -     (375,000)
                                                       ---------    ---------
  Net cash provided (used in) by investing activities   (156,379)     947,172
                                                       ---------    ---------
Cash flows from financing activities:
 Exercise of warrants                                     56,508      520,480
 Stock issuance cost                                    (181,486)          -
 Purchase of treasury stock                                    -     (839,160)
                                                       ---------    ---------
  Net cash used in financing activities                 (124,978)    (318,680)
                                                       ---------    ---------
Net decrease in cash and cash equivalents             (2,408,950)  (2,927,650)
Cash and cash equivalents at beginning of period       8,965,714   12,025,073
                                                       ---------    ---------
Cash and cash equivalents at end of period            $6,556,764   $9,097,423
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

NOTE 2:  STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $709,426 during the six months ended June 30, 1999 for warrants granted to purchase Common stock to non-employees of the Company.

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

NOTE 3: COMPREHENSIVE INCOME:

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

 The components of comprehensive (loss):

                                 For the six months ending
                               June 30, 1998     June 30, 1999
                               -------------     -------------
Net loss                        $(3,059,164)      $(5,454,346)


Unrealized (loss)gain on
short term investments                 (940)            4,034

                               -------------     -------------
Total comprehensive loss        $(3,060,104)      $(5,450,312)
                               =============     =============

The components of accumulated other comprehensive income are as follows:



                             December 31, 1998   June 30, 1999
                               -------------     -------------

Unrealized gain in
marketable securities               $ 324            $ 4,358


                               -------------     -------------
Accumulated other
comprehensive income                $ 324             $4,358
                               =============     =============


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL

The Company is currently conducting clinical trials to determine the efficacy of its lead product Ampligen . Ampligen , one of the Company's double-stranded RNA drug products, is being developed for various therapeutic indications including Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS"), Hepatitis B and C ("HBV"), Human Immunodeficiency Virus ("HIV") and certain cancers. Ampligen has been clinically evaluated as an investigational drug in over 400 patients for different therapeutic indications to determine its most promising therapeutic role. The clinical profile that is developing indicates that Ampligen has broad-spectrum antiviral and immune modulating activity and is generally well tolerated.

The Company is actively enrolling patients in Phase III clinical tests for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS") at various medical centers in the United States. In parallel, the Company is expanding cost recovery treatment programs for ME/CFS patients in the United States, Canada, Belgium and Austria. Similar cost recovery treatment programs are to be initiated in other European countries in the near future. The Food and Drug Administration ("FDA") has authorized the enrollment of up to 100 patients in the ME/CFS cost recovery treatment program in the United States.

The Company recently acquired an equity interest in the California Institute of Molecular Medicine (CIMM). CIMM's apparent ability to isolate the Hepatitis virus ex vivo could be a major leap in the development of improved treatments for Hepatitis patients. Hemispherx acquired certain rights of first refusal to market any therapeutic and/or diagnostic products emanating from CIMM. Also the Company continues to evaluate the proposed spin-off of its wholly owned subsidiary, which has licensing rights to the Company's Hepatitis technology. The Spin-off would include any marketing rights derived from its CIMM investments and its rights to another anti-hepatitis compound, termed polyadenur, which it derives by virtue of its broad patent estate.

The Company maintains staffing, offices and clinical operations in both the United States and European Union, as well as ownership interests in a related European based diagnostic company and in a South African manufacturing entity which produces its raw drug materials. In December, 1998, the Company completed and filed an application with the European Medical Evaluation Agency ("EMEA") in the European Union for commercial approval of Ampligen for use in treating ME/CFS patients.

The Company is not yet profitable and may continue to have operating losses, dependent on the rate of progressive regulatory approvals in various global markets. The Company's current revenues are derived from the sale of Ampligen on a pre-approved, cost recovery, expanded access basis to certain patients afflicted with ME/CFS. Such cost recovery programs have been approved by the various regulatory bodies in the United States, Canada, Belgium and Austria and are presently being expanded. The Company's other major source of income comes from interest earned on the short term investment of surplus funds.

ME/CFS

In October, 1998, the Company initiated, with the U.S. Food and Drug Administration authorization, a double-blind, placebo-controlled clinical study with Poly I:Poly C12U (Ampligen ) in patients with severely debilitating Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS). The objective of this clinical study is to determine the safety and efficacy of Ampligen as a treatment for CFS/ME.

As of July 23, 1999, eight (8) clinical investigators, at various medical facilities throughout the U.S., were recruiting patients for this clinical study. These clinical investigators have recruited approximately 48% of the required 230 patients needed to complete this clinical study. The Company expects to engage the services of at least four (4) additional clinical investigators to assist in the recruitment of patients to participate in this study.

The Company has established strategic relationships with three (3) other companies to provide clinical/pharmacy support services and to facilitate the conduct of its clinical studies according to GCP (Good Clinical Practice) standards. Two entities, Olsten Health Services and Clinical Studies Management Group provide clinical monitors who verify the accuracy of the data collected by the clinical investigators for analysis by the Company. Additionally, a third entity consisting primarily of exercise physiologists, WorkWell, provides exercise physiologists to conduct exercise tolerance and oxygen consumption tests at the clinical facilities as a means of standardizing the procedure. The Company believes that it has in place various corporate relationships to insure the quality of data collection to a high international regulatory standard.

In March, 1999 the U.S. Food and Drug Administration authorized the Company to expand the ME/CFS Cost Recovery Treatment Program to provide therapy to 100 patients. Under this clinical study, the enrolled patients pay the Company for the cost of the Ampligen that usually totals approximately
$7,200 (plus certain related medical administrative costs) for a 24 week treatment program. Approximately 82% of the patients who enter the program opt to extend their therapy by an additional 24 weeks with the consent of their health care providers. In the six (6) months ending June
30, 1999, the Company has received $177,431 in reimbursement for Ampligen used under this plan from the U.S. component of ME/CFS treatment protocols. Overall income from these programs was $286,320 for the first
6 months, which includes Europe.

As of July 23, 1999, twelve (12) clinical investigators in the U.S. were conducting this program. These clinical investigators have enrolled 46 patients of which approximately 48% are still receiving treatment. Some 35 patients are being pre-screened for enrollment in the program by the end of September 1999.

The Company continues to identify clinical investigators across the United States with patients interested in enrolling in this program. As a result of these efforts, six (6) additional clinical investigators are expected to start enrolling patients in this study during the next three months.

The ME/CFS Cost Recovery Treatment Program in Belgium was started in 1994 with the approval of the Belgium Regulatory authorities. Since its inception, over 100 patients have enrolled in this program. Clinical data being collected in the treatment of ME/CFS patients will be of benefit in supporting the EMEA Drug Approval Application. This program is being expanded to several other affiliated hospitals in the Brussels area and clinical experts in this disease category have been identified in other European countries to establish similar clinical research/treatment centers for ME/CFS. A similar program in Austria is currently undergoing expansion.

HIV

While the Company is currently concentrating on Ampligen as a treatment for ME/CFS, recent developments in the healthcare community with respect to future care and treatment of HIV patients is now prompting the Company to reexamine and consider the acceleration of developing Ampligen for the treatment of patients with HIV.

Today, patients infected with HIV receive a number of different combinations of anti-retroviral compounds (so called "Cocktails") that target the essential viral enzymes, including reverse transcriptase and protease. However, it appears that after some period of time, the HIV virus may become resistant to these antiviral drugs and that drug resistance profile is a critical obstacle to the long-term efficacy of present 'cocktail' therapies for HIV.

Most recently, HIV strains which are resistant to essentially all of the currently available anti-retroviral drugs are now being increasingly reported in patients in the U.S. who have received highly active anti-retroviral therapy, termed "HAART." Many HIV patients who receive HAART (including a protease inhibitor) will encounter virologic failure within one year. Last year, of an estimated 100,000 new patients in the U.S.A. initiating HAART, there were approximately 150,000 "treatment switches," evidencing significant problems with the regimens. Moreover, the presence of latently infected, resting immune cells termed CD4+ T cells carrying replication-competent HIV has been demonstrated in patients receiving HAART. Sometimes, these cells are called "viral sanctuary regions".

Ampligen may have the potential, as an adjunct to HAART to restore certain functional components of the immune process which becomes deficient in HIV disease; secondly, Ampligen may have potential to mitigate the deterioration in CD4 count when patients are failing HAART therapy; thirdly, Ampligen has potential to assist HAART therapy because of its apparent synergistic activity with AZT and possibly other cocktail components (these studies are underway). These presumptive benefits are being evaluated by the Company in either ongoing ex vivo or in proposed in vivo clinical programs.

In conjunction with AZT, Ampligen infusion therapy was historically well tolerated in the initial clinical tests. Thus, overall safety assessments supported the notion of potential efficacy with a reasonable safety profile of this drug combination consisting of an antiretroviral agent
(AZT) utilized in conjunction with a specific dsRNA (Ampligen ). Studies are now being considered to combine Ampligen with other reverse transcriptase inhibitors of HIV as well as protease inhibitors of HIV. Ex vivo tests are presently being conducted at various academic and industrial laboratories around the U.S.A. via consultative agreements and corporate partnerships recently initiated by the Company.

Manufacturing

The Company is in the process of validating a number of new analytical methods to ensure the quality, purity and potency of its Ampligen product. These procedures also will allow more rapid, decisive analysis of multiple manufactured lots of Ampligen anticipated to be produced in coming quarters of the year for its European and North American operations. The Company also plans to move production to much larger manufacturing facilities capable of manufacturing up to the metric ton levels, if marketing conditions so dictate, while being in full compliance with global GMP (Good Manufacturing Practice) standards.

Preclinical Product Development

The Company continues an active program of filing patents based on its Oragen program, a program designed to provide a series of orally bioavailable antiviral drugs. The Company has established a worldwide patent portfolio with these compounds and has conducted certain promising preclinical research in the area of hepatitis with the National Institutes of Health.

European Operations

The European Medical Evaluation Agency (EMEA) continues their review of the Company's new drug application which was filed last December. The application requests EMEA approval to use Ampligen for the treatment of diagnosed ME/CFS patients in the European Union. The
Company submitted extensive data and analysis in support of the application. The review process by EMEA has produced ongoing dialogue. There has not yet been specific indications as to the probable timing or outcome of this review; the Company is undertaking an acceleration of the overall process by utilizing certain "special circumstances" provisions which are being developed by the European Parliament to accelerate drug availability for certain classes of severe diseases without adequate treatment.

Hemispherx Biopharma Europe is developing an organization and infrastructure to expand market access to Ampligen in anticipation of receiving EMEA approval to market and distribute Ampligen . Initial efforts include recruiting staff to establish distribution and marketing processes with the immediate focus on setting up Expanded Access Cost Recovery Treatment Programs of ME/CFS patients in France, Italy, Spain and Germany. If successful, this program will allow ME/CFS patients in those countries to have access to Ampligen prior to the completion of the final EMEA registration process. During this time, the Company would also realize enhanced revenues from its expanded access programs. Also this program will allow the Company to have a basic marketing and distribution system in place by the time the EMEA registration process is completed.

Spin-off of Subsidiary

The evaluation process continues with respect to the proposed spin-off of the Company's wholly-owned subsidiary Core Biotech Corporation. As a separate entity, Core Biotech would research, develop and commercialize therapeutic drug products and diagnostic technologies related to Hepatitis
B. The purpose of the proposed spin-off would be to provide a vehicle to focus and obtain resources necessary to pursue the use of Ampligen and related products in treating patients afflicted with Hepatitis B or Hepatitis C. The spin-off and timetable for such is subject to further review and approval by the Board of Directors.

Recent Developments

ME/CFS was also given official recognition by the U.S. Social Security Administration, rendering ME/CFS patients eligible for disability benefits and heightening awareness of this debilitating disease in the medical community. Further scientific publications by independent academicians on the accurate laboratory diagnosis of CFS were announced to appear in peer-reviewed journals between September and December, 1999. The U.S. Centers for Disease Control (Atlanta, GA) reconfirmed its research commitment to CFS following an audit by the U.S. Government Accounting Office (GAO) which was announced approximately July 28, 1999. A competing company in the ME/CFS area, Shire Pharmaceuticals, announced that its drug (galantamine) failed a Phase II test.


Year 2000 Project

The network hardware and principal software used in Administration, Finance and Research and Development are Y2K compliant to the limit of current technologies. All computers deemed non-Y2K compliant have been replaced with computers that are compliant. Also, processing software packages have been upgraded to provide a uniform platform which is Y2K compliant. The Research and Development groups are in the process of converting their clinical databases from the old system to the new system. The old computer network is still running parallel with the new system on five (5) computers. These computers will remain connected to both systems to facilitate the conversion of the existing clinical data from the old system to the new system. It is anticipated that the conversion of the clinical data will be completed by October, 1999.

All of the computers deemed non Y2K compliant have been replaced with compliant machines for use in Manufacturing. Processing software packages have been upgraded to Y2K compliant programs. A final Y2K compliance test will be performed on all of the computers once the remainder of the network has been installed. The installation of the network should be completed by the end of August 1999. The replacement of a major database with a new custom written, Y2K compliant database is still in progress. The first module (portion) of the program has been completed by the vendor and presented to the Company for revision. The specifications for the second module have been issued and this portion is currently under construction. The second portion of the program will be presented to the Company in the third quarter.

Requests for statements of Y2K compliance have been mailed to 281 businesses that interact with the Company. To date, 151 have responded. Of the responders, 133 stated they have completed their Y2K preparations. A third mailing to the 148 non-responders/non-compliant businesses was mailed about July 30, 1999.

RESULTS OF OPERATIONS
Three months ended June 30, 1999 versus Three months ended June 30, 1998
------------------------------------------------------------------------
The Company reported a net loss of $2,554,293 (including a non-cash loss of $331,347) for the three months ended June 30, 1999 versus a net loss of $1,578,575 for the same period in 1998. Several factors contributed to the $975,718 increase in the loss in 1999, including significant increases in Research and Development spending, legal fees and other administrative expenses.

Overall Research and Development costs increased $263,696 or 24% over expenses incurred in the same time period in 1998. Clinical costs to the Company increased $333,016 or 111% primarily due to increased activity in the AMP 516 ME/CFS clinical test initiated by the Company last October. Expenses for this clinical test are in line with projections and the Company expects the monthly expenses for this test may increase as more patients are enrolled in the coming months. Manufacturing expenses were down $60,008 reflecting reduced raw material purchases during the second quarter of 1999. At the same time, the Company expects income from the expanded access, cost recovery component, of its drug development program to increase from sales of its present drug inventory.

General and Administrative expenses increased $633,740 over the same period in 1998. Legal expenses to outside attorneys increased $290,868 primarily due to litigation associated with the Asensio Company Lawsuit, the ELL & Co. lawsuit, the settlement of the VMR lawsuit and other routine legal matters. Other administrative expense increases include expenses for stock market and related fees totaling $82,000, expenses incurred for public relations and stockholder communications of $99,757 and expenses for drug marketing consultants of $84,886.

Stock compensation expense was $331,347 for the three month period ended June 30, 1999 versus $204,481 recorded for the same period in 1998. Stock compensation expenses reflect the formulated value of the common stock including the warrants granted to non-employees of the Company.

Six Months Ended June 30, 1999 versus Six Months Ended June 30, 1998
--------------------------------------------------------------------
The Company reported a net loss of $5,454,346 (including a non-cash loss of $209,426) for the six months ended June 30, 1999 versus a net loss of $3,059,164 for the same period in 1998. Several factors contributed to the $2,395,182 increase in the loss in 1999, including major incremental costs of securing larger drug supplies (which was fully expensed), increased clinical testing activity, market development efforts (via increased consultant fees), legal expenses, computer upgrades to become Y2K compliant, as well as higher non-operating expenses due to stock compensation expenses. Certain expenses such as computer programming upgrades, and stock compensation expense are expected to be non-recurring.

Research and development costs increased $879,586. Raw material purchases and production costs increased $488,601 over the first six months of 1999 in an effort to anticipate larger expanded access, cost-recovery programs and clinical testing. This reflects the Company's strategy to increase on-hand drug supplies in anticipation of meeting product needs for increased clinical efforts and possible commercial needs. Certain preclinical research expenses were decreased from the prior year by $110,514 primarily due to major costs incurred in 1998 for animal toxicology studies in support of various marketing applications being considered or already filed in certain markets. Clinical trial expenses increased $186,679 primarily due to activity on the AMP 516 ME/CFS clinical program which was initiated in October, 1998.

General and administrative expenses increased $1,331,003 over the same period in 1998 due to a variety of initiatives requiring additional legal services and consultative skills, as well as increased stock compensation costs. Expenses incurred for legal and audit, the spin-off evaluation of Core Biotech to shareholders as a tax-exempt dividend, shareholder communications and European matters increased materially in the first quarter. Litigation work by outside attorneys on the Asensio company lawsuit, the ELL & Co. lawsuit, resolution of the VMW lawsuit and other legal matters increased resulting in additional expenses of approximately $557,000. Work performed by attorneys and tax authorities in evaluating and drafting documents in the matter of evaluating the spin-off as a potential means to increase shareholder value was $124,000. There was no such effort in 1998. Shareholder communications expenses were up $222,000 due to increased communications with the public shareholders. In addition, consulting expenses increased $254,000 in the six months ended June 30, 1999 due to efforts performed in support of the European operations, including expanded access treatments and establishing an operational presence in EU to increase revenues.

Stock compensation expense was $709,426 in the six months ended June 30, 1999 versus $421,289 recorded in 1998. Stock compensation expense reflects the fair value of warrants to purchase common stock that were granted to non-employees of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short term investments at June 30, 1999 was $9,097,423 reflecting a net use of cash totaling $4,519,028 in the first six months of 1999. Operating activities consumed $3,556,142 and non-operating items used $1,487,400. Warrantholders exercising warrants produced new capital in the amount of $520,480.

Cash for non-operating items include $839,160 used to acquire 142,500 shares of the Company's common stock pursuant to a share buy-back program approved by the Company's Board of Directors. The Board authorized a buy-back of up to 200,000 shares. In May, 1999, the Board authorized the Company to invest up to $750,000 in a west coast based biopharmaceutical firm named California Institute of Molecular Medicine (CIMM). This investment acquires 30% of the fully diluted shares outstanding in this privately held firm. As of June 30, 1999, the Company had paid $375,000 with the remaining $375,000 to be paid at a later date. In mid-1998, the Board authorized the Company to implement a plan to assure that the Company's computers and related systems are Y2K compliant by year end 2000. This plan required major upgrades to hardware and software. In the first six months of 1999, expenditures for equipment and related items totaled $164,719.

The Company's operating cash burn rate for the first six months of 1999 was approximately $590,000 per month. All manufacturing drug products were fully expensed although some are expected to be sold under the expanded access, cost-recovery, pre-marketing programs authorized by FDA and various other regulatory bodies in other countries. As the clinical testing effort in the United States accelerates and the European market development activity increases, the operating burn rate may increase periodically over the next six months. However, certain of the operating, as well as the non-operating cash outlays are of a one time nature and are expected to decline significantly. Also revenues from expanded access product sales is expected to continue.

The Company expects warrant holders to continue exercising the Class A redeemable warrants and private warrants from time to time depending on the trading price of the Company common stock. As of June 30, 1999, the Company has 5,648,810 Class A redeemable warrants outstanding. These warrants can be exercised at $4.00 per share. In addition, there are 462,000 Class A redeemable warrants outstanding at an exercise price of $6.60 per share. Non-public warrants outstanding total 9,083,900 with a weighted average exercise price of $3.62.

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

Part II   OTHER INFORMATION

ITEM 1:   Legal Proceedings

On September 14, 1998, VMW, Inc. filed a complaint against the Company in the United States District Court, Southern Division of New York. The complaint alleges that the Company failed to fulfill its financial obligations to VMW, Inc. with respect to a certain letter agreement pertaining to marketing services rendered. A settlement was reached in May, 1999 and the settlement did not have a material effect on the financial position of the Company.

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

The Company filed a complaint against Manual P. Asensio, Asensio & Company, Inc. and others in the United States District Court for the Eastern District of Pennsylvania on September 30, 1998. The Company alleges the unlawful manipulation and short selling by defendants of the Company's common stock on the American Stock Exchange on or about September 15, 1998 through the present. The Company alleges, among other things, that the defendants distributed materially false information concerning Hemispherx to the public, thereby damaging the Company and its shareholder equity. Asensio & Company is a defendant in numerous similar litigations with other companies around the U.S. Certain defendants have entered motions to dismiss all or part of the case. On March 18, 1999, the court dismissed the charges relating to RICO violations and negligence count on purely jurisdictional grounds. The fraud, misrepresentation and defamation charges remain in effect and discovery on these matters is proceeding.

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

In April, 1999, the company filed a Registration Statement with the Securities and Exchange Commission (SEC) to register the common stock privately placed in July, 1998. In addition, certain warrants and underlying common stock was included in the Registration.

In February, March, April and May, 1999 the Company acquired 142,500 shares of Common Stock on the open market at an average cost of $5.89 per share. This acquisition is part of the 200,000 share buy back program authorized by the Board of Directors.

In June 1999, the Company filed a registration statement on Form S-3 with the SEC registering certain warrants and the shares of Common Stock underlying those warrants on behalf of certain warrantholders. The Company has entered into agreements with certain of the warrantholders providing for, among other things, (a) an escrow and conditional lockup of one year from the effective date of the registration statement; and (b) the sale of such warrantholders' warrants during such one year lockup through an agent or by the Company at prices set by the warrantholders.

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


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/  William A. Carter
                                     ---------------------------
Date: August 13, 1999                William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/  Robert E. Peterson
                                     --------------------------
Date: August 13, 1999                Robert E. Peterson
                                     Chief Financial Officer