Form 10-Q
period 1999-09-30
HEMISPHERX BIOPHARMA INC
filed 1999-11-15
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
26,367,040 shares of common stock issued and outstanding as of September 30, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                December 31,    September 30,
                                                    1998          1999
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $12,025,073    $6,791,648
  Short Term Investments                           1,591,378       989,790
  Accounts Receivable                                 56,500        66,425
  Prepaid expenses and other current assets           56,214        45,123
                                                 -----------    ----------
    Total current assets                          13,729,165     7,892,986

  Property and equipment, net                        181,724       279,257
  Patent and trademark rights, net                 1,356,139     1,380,216
  Investment in unconsolidated affiliates          1,038,000     1,413,000
  Other assets                                        22,184       143,960
                                                 -----------    ----------
      Total assets                               $16,327,212   $11,109,419
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $   802,538   $ 1,823,579
  Accrued expenses                                   339,374       295,901
                                                 -----------    ----------
    Total current liabilities                      1,141,912     2,119,480

Commitments and contingencies

Stockholders' equity:
  Common stock                                        26,162        26,538
  Additional paid-in capital                      78,059,650    79,694,679
  Treasury stock                                          -     (1,038,298)
  Deferred compensation                           (1,184,830)     (650,935)
  Accumulated other comprehensive gain                   324         7,026
  Accumulated deficit                            (61,716,006)  (69,049,071)
                                                 -----------    ----------
     Total stockholder's equity                   15,185,300     8,989,939
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $16,327,212   $11,109,419
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                               For the Three months ended
                                                      September 30
                                               --------------------------
                                                   1998            1999
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $   107,484     $   167,978
                                               ----------      ----------
    Total revenues                                107,484         167,978
                                               ----------      ----------

Costs and expenses:
  Research and development                      1,101,842       1,056,740
  General and administrative                      692,149         749,272
  Stock compensation expense                      143,128         358,744
                                               ----------      ----------
    Total cost and expenses                     1,937,119       2,164,756
Interest income                                   129,621         118,059
                                               ----------      ----------
   Net loss                                   $(1,700,014)    $(1,878,719)
                                               ==========      ==========





Basic loss per share                           $   (0.07)    $     (0.07)
                                               ==========      ==========

Weighted average shares outstanding            23,267,908      26,318,100
                                               ==========      ==========

Diluted loss per share                         $   (0.07)    $     (0.07)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                23,267,908      26,318,100
                                               ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                               For the Nine months ended
                                                      September 30
                                               --------------------------
                                                  1998            1999
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $   289,334     $   454,298
                                               ----------      ----------
    Total revenues                                289,334         454,298
                                               ----------      ----------

Costs and expenses:
  Research and development                      3,109,366       3,943,850
  General and administrative                    1,760,020       3,148,146
  Stock compensation expense                      564,417       1,068,170
                                               ----------      ----------
    Total cost and expenses                     5,433,803       8,160,166
Interest income                                   385,291         372,803
                                               ----------      ----------
   Net loss                                   $(4,759,178)    $(7,333,065)
                                               ==========      ==========





Basic loss per share                           $   (0.22)    $     (0.28)
                                               ==========      ==========

Weighted average shares outstanding            21,907,536      26,276,582
                                               ==========      ==========

Diluted loss per share                         $   (0.22)    $     (0.28)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                21,907,536      26,276,582
                                               ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                   EQUITY(DEFICIT) AND COMPREHENSIVE LOSS
                              For the nine months ended September 30, 1999


                 Common stock Common Stock Additional      Deferred     Accumulated other   Accumulated  Treasury stockholders'
                 shares       Par value    paid-in capital Compensation comprehensive loss  deficit      stock    equity/(deficit)
                 ------------ ------------ --------------- ------------ ------------------ ------------  -------- ----------------
Balance 12/31/98   26,162,040   $26,162     $78,059,650    $(1,184,830) $      324         $(61,716,006) $     -     $15,185,300

Common stock
        issued        368,700       369       1,040,761                                                                1,041,130

Purchase of
170,811 shares
of Treasury stock                                                                                       (1,038,298)   (1,038,298)

Stock compensation                              534,275        533,895                                                 1,068,170

Stock issued in settlement
of legal matters        7,111          7         59,993                                                                   60,000

Total comprehensive loss                                                      6,702          (7,333,065)              (7,326,363)

                 ------------ ------------ --------------- ------------ ------------------ ------------  ---------  --------------
Balance 9/30/99    26,537,851   $ 26,538    $79,694,679     $ (650,935) $     7.026        $(69,049,071)$(1,038,298) $ 8,989,939
                 ============ ============ =============== ============ ================== ============  =========  ==============


See accompanying notes to condensed consolidated financial statements.

                 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                    For the nine months ended
                                                    --------------------------
                                                           September 30
                                                        1998         1999
                                                   ----------      ----------


Cash flows from operating activities:

 Net loss                                            $(4,759,178) $(7,333,065)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                   23,545       71,091
 Amortization of patents rights                          152,650      104,021
 Write-off of patent rights                               74,302       64,030
 Stock issued in settlement of debt                          -         60,000
 Stock option compensation expense                       564,417    1,068,170
 Changes in assets and liabilities:
  Accounts receivable                                    (20,262)      (9,925)
  Prepaid expenses and other current assets               39,556       11,091
  Accounts payable                                       188,550    1,021,041
  Accrued expenses                                        32,280      (43,473)
  Other assets                                           (10,512)    (121,776)
                                                       ---------     ---------
  Net cash used in operating activities               (3,714,652)  (5,108,795)
                                                       ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                     (104,611)    (168,624)
 Additions to patent rights                             (164,903)    (192,128)
 Marketable securities matured                         1,003,593    1,591,378
 Purchase of short term investment                    (1,088,413)    (983,088)
 Investment in unconsolidated affiliates                   -         (375,000)
                                                       ---------    ---------
  Net cash used in investing activities                 (354,334)    (127,462)
                                                       ---------    ---------
Cash flows from financing activities:
 Stock issuance cost                                    (181,486)       -
 Purchase of treasury stock                                  -     (1,038,298)
 Common stock issued                                   9,626,303    1,041,130
                                                       ---------    ---------
  Net cash provided by financing activities            9,444,817        2,832
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents   5,375,831   (5,233,425)
Cash and cash equivalents at beginning of period       8,965,714   12,025,073
                                                       ---------    ---------
Cash and cash equivalents at end of period           $14,341,545   $6,791,648
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


NOTE 2:  STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $1,068,170 during the nine months ended September 30, 1999 for warrants granted to purchase Common stock to non-employees of the Company.

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


NOTE 3: COMPREHENSIVE INCOME:

In January, 1998,the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

The components of comprehensive (loss):


                                       For the nine months ending

                                 September 30, 1998  September 30, 1999
                                 ------------------  ------------------


Net loss                              $(4,759,178)       $(7,333,065)

Unrealized gain on short
term investments                            2,897              6,702
                                      ------------       ------------

Total comprehensive loss              $(4,756,281)       $(7,326,363)
                                      ============       ============



The components of accumulated other comprehensive income are as follows:


                                  December 31, 1998   September 30, 1999
                                  ------------------  ------------------

Unrealized gain in
marketable securities                       $ 324              $7,026
                                      ------------       -------------

Accumulated other
comprehensive income                        $ 324              $7,026
                                      ============       =============




ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

EPI-Q, an independent company that conducts pharmacoeconomic studies, released the results of their evaluation of the potential pharmacoeconomic benefits of Ampligen in treatment of severe Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) including a decrease in the number of doses of other medicines used and inpatient hospital treatment days. These results were presented at the World Congress on CFS/ME in Brussels on September 9-12, 1999.

The results of this analysis indicates a significant decrease in the number of doses of concomitant medications required between the treatment and control groups. The patients receiving Ampligen, the Company's lead compound, also demonstrated the need for fewer inpatient hospital treatment days during the 24 weeks study period. This translates into an annualized decrease in hospital charges alone of $5,806. The mean annualized healthcare charges for the treatment group were $2,097 versus $8,606 for the placebo group.

The object of this study was to document the potential pharmacoeconomic impact of using Ampligen in the treatment of ME/CFS. This disease frequently leads to persistent disability and requires frequent intervention by healthcare groups, as well as long term outpatient treatment of pain and central nervous system symptoms. Currently, the care of these patients leads to a significant financial burden to both patients and payers.

The efficacy of Ampligen is currently being tested for the treatment of ME/CFS in a Phase III multicenter, placebo-controlled, randomized,double-blind clinical trial in the United States. The Company plans to enroll up to 230 ME/CFS patients in this clinical trial. Other ME/CFS clinical efforts include the Cost Recovery Treatment Programs underway in the United States, Canada, Belgium and Austria. In October, 1999, the Company announced the roll-out of a new pan-European,expanded access cost recovery treatment program for severely ill ME/CFS patients. This program was implemented in response to growing requests from physicians and patients. The Company will work with certain physicians and medical centers seeking regulatory approval to administer Ampligen to severely ill patients on a Cost Recovery basis.

The Company's partner, Bioclones, the Company's Licensee, is starting clinical treatment programs for ME/CFS patients in the United Kingdom and plans to start similar programs in certain Southern Hemisphere countries.

In addition to the ME/CFS clinical effort, the Company has ramped up it's focus on HIV and the effect of Ampligen in treating HIV patients. The Company is developing clinical programs with Anderson Clinical Research designed to address the growing problem of multi-drug resistance found in battling the AIDS epidemic in the United States and the rest of the world. Anderson Clinical Research is based in Pittsburgh and is a world renowned clinical research organization that specializes in sponsoring clinical trials in AIDS and related immunological disorders. The clinical programs being developed with Anderson Clinical Research are a direct outgrowth of data obtained in comprehensive ex vivo testing sponsored by the Company through research grants at the University of California at Irvine, the California Institute of Molecular Medicine and Vanderbilt University School of Medicine in Nashville. The focus of this effort is to establish Ampligen as a compound to be used in Antiviral "cocktails" to overcome the growth of emerging drug resistant HIV strains.


ME/CFS

As of September 30, 1999, the Company has engaged the services of ten (10) Clinical Investigators at various medical facilities throughout the United States to participate in conducting the double-blind, placebo-controlled clinical study using Poly I:Poly C12U (Ampligen) in treating patients with severely debilitating Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS). The objective is to determine the safety and efficacy of Ampligen as a treatment for ME/CFS. This clinical trial was initiated in October 1998 under the authorization of the Federal Food and Drug Administration as a Phase III confirmatory study.

The ten (10) clinical investigators have recruited and are recruiting patients for this clinical study. Some 75% of the targeted 230 patients have been recruited through September 30, 1999. The Company may engage the services of one or two more investigators to assist in the recruitment of additional patients to participate in this study.

In the third quarter,the Company leased additional specialized testing equipment to be used in conducting exercise tolerance and oxygen consumption tests on patients enrolled in the clinical trial. It became clear that specialized equipment acquired in mid-1998 was insufficient to keep the study on track in the performance of some 1,380 treadmill tests required in the clinical protocol. Workwell, L.P. provides experienced exercise physiologists to conduct and monitor these tests.

The Company's ME/CFS Cost Recovery Treatment Program presently has FDA authority to provide therapy to 100 patients in the United States. Patients enrolled in this study pay the Company for the cost of the Ampligen used in treatment. This usually totals approximately $7,200 for a 24 week treatment program. In addition to the cost of Ampligen, the patient encounters certain additional charges from their doctor for related medical services. Approximately 80% of the patients entering this program opt to continue their therapy for an additional 24 weeks with the consent of their healthcare providers. In the nine months ending September 30, 1999, the Company has actually received $275,681 as reimbursement for Ampligen used in this program in the United States. Overall Cost Recovery Treatment reimbursement including Europe, totaled $454,298. The Company also conducts a compassionate care program for certain patients unable to defray costs and Olsten Healthcare, the Company's partner, provides additional medical services to these patients at reduced or no charge.

As of September 30, 1999, twelve (12) clinical investigators in the U.S. have participated in this program. These clinical investigators have enrolled 59 patients of which approximately 50% are currently receiving treatment. Some 25 patients are being pre-screened for enrollment in the treatment program. The Company continues to identify clinical investigators across the United States with patients interested in enrolling in this program. As a result of these efforts, four (4) additional clinical investigators are expected to start enrolling patients in this study during the next three months.

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


HIV

Studies conducted by the National Institute of Health indicate the need to boost the immune system in order to suppress the HIV virus. Current treatment regimens including "cocktail" drugs are increasingly failing due in large part to the development of drug resistance caused by viral mutation.

The Company is working with Anderson Clinical Research to develop Immunologic-Clinical Programs that are designed to address this growing problem of multi-drug resistance found in battling AIDS. These clinical programs are an outgrowth of comprehensive ex vivo testing recently sponsored by the Company which examined the relative antiviral strengths of fourteen FDA approved antivirals. The results of these tests will be presented at international AIDS research meetings within the next several months.

Anderson Clinical Research is a world-recognized clinical research organization that specializes in sponsoring clinical trials in AIDS and related immunological disorders. This experimental protocol represents the first time that immunomodulatory drugs are being overlaid in a systemic manner on the traditional FDA approved antiviral "Cocktails" in an effort to overcome the growth of emerging drug resistant HIV strains.


Manufacturing

The Company expects to engage the services of a large scale pharmaceutical manufacturing company in the near future to mass produce Ampligen doses. The Company has been working with a prospect that has completed two pilot runs which meets all required product specifications based on the initial testing. The second large scale pilot run will undergo extensive stability studies. A progressively larger manufacturing run is planned during the last quarter of 1999. After testing, the product from this run will be used for clinical purposes.

Bioclones (PTY) Ltd. has successfully completed it's third production run of liquid Ampligen doses. This was done at a facility that has inspection approval by both the Food & Drug Administration of the United States and the Medicine Control Authority of the United Kingdom. Bioclones (PTY) Ltd. is a strategic partner of the Company in South Africa and is the majority owner in Ribotech, Ltd. (the Company owns 24.9%) which produces most of the polymers used in manufacturing Ampligen. The licensing agreement with Bioclones includes South Africa, South America, Ireland, New Zealand and the United Kingdom.

European Operations

In response to growing requests from physicians and ME/CFS patients in Europe, the Company is expanding it's European Operation to solicit and obtain approvals to expand it's cost recovery treatment program into more European countries. Presently, Ampligen is only available to ME/CFS patients in Belgium and Austria.

The Company plans to establish a network of clinical centers with experience in treating ME/CFS patients. These centers, termed Fatigue Approved Clinical Treatment Centers (FACT), will be developed into centers of medical excellence combining the state of art diagnostic techniques, as well as, well-developed treatment expertise in treating ME/CFS. The Company believes that establishment of FACT will aid in obtaining regulatory approval for the Cost Recovery Treatment Program in the other European countries.

In December, 1998, the Company filed an initial application with the European Medical Evaluation Agency (EMEA) for authorization to use Ampligen in the treatment of ME/CFS in the European Union. In addition, the Company submitted a "Special Circumstances" request which, upon acceptance, should simplify and accelerate the overall review process. At this time, the Company continues to expand on the technical content of the ongoing EMEA review process.


Year 2000 Project

Since mid-1998, the Company has replaced and upgraded all computers and software programs deemed to be non Y2K compliant. The new hardware/software used in Administration, Finance and Research & Development has been tested and proven to be Y2K compliant. The critical databases have been converted to the new system and are operating. As a back-up for the first few months, the computer network is being run in parallel with the new system. The Company expects to discontinue the parallel operation by December 31, 1999.

Manufacturing has replaced all computers found to be non Y2K compliant. Processing software packages have been upgraded where needed. The upgrade of one major database required a customized program which is still being developed. The first and second modules of this software program has been completed and is now being tested. The specifications for the third module has been completed and it is currently under construction. Also the supporting documentation on the total program is being prepared concurrently. This documentation will become a user's manual. The Company expects to have all programming and documentation completed and in place by year end. The Company has implemented a manual database system to be used in the event that the customized program is not completed by year end. This manual process is in use today and provides assurance that the Manufacturing and Inventory Control Process is not hindered by the lack of a completed, ready to use computer software system on January 1, 2000.

As of October 31, 1999, the Company had received assurances from all critical suppliers/vendors that they were Y2K compliant and that the Y2K issue would not affect their ability to supply goods and/or services after December 31, 1999.

The Company has expensed over $200,000 for hardware and software needed to become Y2K compliant since mid-1998. This figure does not include hundreds of man hours spent by employees on the Y2K project.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 versus Three months ended September 30,
-----------------------------------------------------------------------------
1998
----

The Company reported a net loss of $1,878,719 (including a non-cash loss of $358,744 for stock compensation expense) for the three months ended September 30, 1999 versus a net loss of $1,700,014 for the same period in 1998. Several factors contributed to the $178,705 increase in net losses in 1999,basically due to a non-operating, stock compensation expense and increased clinical costs.

Revenues from the Company's Cost Recovery Treatment Program in the United States and Europe were up by $60,494 in the three months ended September 30, 1999. The Company expects these programs to continue to expand in the coming months, especially in Europe where efforts are being organized to increase the expanded access program to other European countries. At present, these programs are in effect in Belgium and Austria.

Research and Development costs were down $45,102 compared to R & D expenses incurred in the same time period on 1998. This decrease is due in part to a decrease in purchasing raw materials for manufacturing Ampligen. In the third quarter of 1998, the Company expended $78,322 for raw materials versus nothing in 1999. At this time, the Company expenses all raw materials and related product production costs. Clinical trial costs increased $248,914 primarily due to increased activity in the AMP 516 ME/CFS clinical program initiated by the Company last October.

General and Administrative expenses were up $57,123 over the same period in 1998. Legal expenses to outside attorneys increased $146,201 primarily due to litigation associated with the Asensio Company lawsuit, the ELL & Co. lawsuit, the settlement of the VMW lawsuit and other legal matters. Offsetting some of the increase of legal fees were decreases in spending for certain other administrative expenses totaling $89,078. Corporate Communication with Shareholders expense was down by $50,107 and telephone and related costs decreased $43,014. Various other administrative expenses were up a net of $4,043.

Stock compensation expense was $358,744 for the three month period ended September 30, 1999 versus $143,128 recorded for the same period in 1998. Stock compensation expenses reflect the formulated value of the common stock including the warrants granted to non-employees of the Company. The increase in 1999 reflects warrants granted to investment bankers and consultants for various types of assistance and professional services provided to the Company.

Nine Months Ended September 30, 1999 versus Nine Months Ended September 30, 1998
--------------------------------------------------------------------------------

The Company reported a net loss of $7,333,065 (including a non-cash loss of $1,068,170 for stock compensation) for the nine months ended September 30, 1999 versus a net loss of $4,759,178 for the same period in 1998. The increase loss of $2,573,887 reflects primarily the increased cost of producing larger supply of drug (the cost of securing Ampligen inventories is expensed as R&D cost at time of purchase), increased clinical testing efforts pursuant to the AMP 516 ME/CFS program, increased market development efforts primarily in Europe, legal fees as well as increased stock compensation expense.

Revenue from the Company's Cost Recovery Treatment Programs in the United States and Europe were up $164,964 or 57% in the first nine months of 1999 versus 1998. Revenues in the United States were up $126,781 due to the Food and Drug Administration (FDA) authorization of the expansion of the U.S. treatment protocol.

Research and Development costs increased $834,484. Raw material purchases and production costs increased $194,585 over the first nine months of 1999 in an effort to anticipate larger expanded access, cost-recovery programs and clinical testing. This reflects the Company's strategy to increase on-hand drug supplies in anticipation of meeting product needs for increased clinical efforts and possible commercial needs. Certain preclinical research expenses decreased from the prior year by $216,123 primarily due to major costs incurred in 1998 for animal toxicology studies in support of various marketing applications being considered or already filed in certain markets and related consulting fees. Clinical trial expenses increased $859,022 primarily due to activity on the AMP 516 ME/CFS clinical program which was initiated in October, 1998.

General and Administrative expenses increased $1,388,126 over the same period in 1998 due to a variety of initiatives requiring additional legal services and consultative skills, as well as increased stock compensation costs. Expenses incurred for legal and audit, the potential spin-off evaluation of Core Biotech to shareholders as a tax-exempt dividend,shareholder communications and European matters increased materially in the first quarter. Litigation work by outside attorneys on the Asensio Company lawsuit, the ELL & Co. lawsuit, resolution of the VMW lawsuit and other legal matters increased resulting in additional expenses of approximately $703,000. Work performed by attorneys and tax authorities in evaluating and drafting documents in the matter of evaluating the spin-off as a potential means to increase shareholder value was $124,000. There was no such effort in 1998. Shareholder communications expenses were up $172,000 due to increased communications with the public shareholders. In addition, consulting expenses increased $277,000 in the nine months ended September 30, 1999 due to efforts performed in support of the European operations, including expanded access treatments and establishing an operational presence in EU to increase revenues.

Stock compensation expenses was $1,068,170 in the nine months ended September 30, 1999 versus $564,417 recorded in 1998. Stock compensation expenses reflects the fair value of warrants to purchase common stock that were granted to non-employees of the Company.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short term investments at September 30, 1999 was $7,781,438 reflecting a net use of cash totaling $5,841,715 in the first nine months of 1999. Operating activities consumed $5,300,923 and the stock buyback program, equipment purchases and other items used $1,581,922. Warrantholders exercising warrants produced new capital in the amount of $1,041,130.

Cash for non-operating items include $1,038,298 used to acquire 170,811 shares of the Company's common stock pursuant to a share buy-back program approved by the Company's Board of Directors. The Board authorized a buy-back of up to 250,000 shares.

The Company's operating cash burn rate for the first nine months of 1999 was approximately $589,000 per month. All manufacturing drug products were fully expensed although some are expected to be sold under the expanded access, cost-recovery, pre-marketing programs authorized by FDA and various regulatory bodies in other countries. As the clinical testing effort in the United States accelerates and the European market development activity increases,the operating burn rate may increase periodically over the next six months. However, certain of the operating, as well as the non-operating cash outlays are of a one time nature and are expected to decline significantly. Also revenues from expanded access product sales is expected to continue.

The Company expects warrant holders to continue exercising the Class A redeemable warrants and private warrants from time to time depending on the trading price of the Company common stock. As of September 30, 1999, the Company has 5,525,210 Class A redeemable warrants outstanding. These warrants can be exercised at $4.00 per share. In addition, there are 462,000 Class A redeemable warrants outstanding at an exercise price of $6.60 per share. Non-public warrants outstanding total 9,068,200 with a weighted average exercise price of $3.82.

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

On September 30, 1998, the Company filed a multi-count complaint against Manuel
P. Asensio, Asensio & Company, Inc., and others in the United States District Court for the Eastern District of Pennsylvania. On October 22, 1998, the Company amended the complaint to add additional counts and to conform the complaint to agreed upon dismissals without prejudice as to certain of the defendants. On August 13, 1999, the Company amended and supplemented the complaint for a second time to conform the complaint to court ordered dismissals of certain counts of the complaint and parties, to add Asensio.com, Inc. (formerly known as Asensio Holdings, Inc.), the holding company of defendant Asensio Company Inc., and to add a conspiracy charge against the remaining defendants and certain unnamed John Does.

The complaint presently contains claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the current defendants' false and defamatory statements. (The complaint further alleges that defendants defamed and disparaged the Company in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present.

On April 19, 1999, defendants Asensio and Asensio & Company, Inc., filed an answer and counterclaim against the Company. The counterclaim alleges that on or about September, 1998, and in response to defendants' strong sell recommendation and other press releases about Hemispherx and its officers and directors, the Company made defamatory statements about defendants, including that defendants' attacks and manipulative short-selling scheme may have constituted criminal wrongdoing on the part of defendants. The Company has denied the material allegations of the counterclaim and is vigorously defending against the counterclaim. In August, 1999, several of the short sellers in Hemispherx were indicted by the U.S. Attorney in New York for money laundering and manipulation in another non-Hemispherx matter.

The parties are presently engaged in discovery which is currently scheduled to conclude November 30, 1999. Trial on the matter is presently scheduled to occur in February, 2000.

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

In the first nine months of 1999, the Company acquired 170,811 shares of Common Stock on the open market at an average cost of $6.08 per share. This acquisition is part of the share buy back program authorized by the Board of Directors.

In June 1999,the Company filed a registration statement on Form S-3 with the SEC registering certain warrants and the shares of Common Stock underlying those warrants on behalf of certain warrantholders. The Company has entered into agreements with certain of the warrantholders providing for, among other things,
(a) an escrow and conditional lockup of one year from the effective date of the registration statement; and (b) the sale of such warrantholders' warrants during such one year lockup through an agent or by the Company at prices set by the warrantholders. On September 29, 1999, the Registration Statement was amended. This amended document became effective on October 1, 1999.

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


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/  William A. Carter
                                     ---------------------------
Date: November 12, 1999              William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/  Robert E. Peterson
                                     --------------------------
Date: November 12, 1999              Robert E. Peterson
                                     Chief Financial Officer