Form 10-K
period 1999-12-31
HEMISPHERX BIOPHARMA INC
filed 2000-03-29
CIK 946644

       1                        FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1999
                                    OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from ________ to ________
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

The aggregate market value of Common Stock held by non-affiliates at December 31, 1999 was $378,349,400. For purposes of this calculation, it was assumed that all Common Stock is valued at the closing price of the stock as of March 5, 2000.

The number of shares of the registrant's Common Stock outstanding as of December 31, 1999 was 27,806,572.

               DOCUMENTS INCORPORATED BY REFERENC
Registrant's definitive Proxy Statement which will be filed on or before July 12, 2000 with the Securities and Exchange Commission in connection with Registrant's 1999 annual meeting of stockholders is incorporated by reference into Part III of this Report as well as certain exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-93314).

       2                    PART I
ITEM 1.  Business

General
In the course of almost three decades Hemsipherx Biopharma, Inc.
(the Company) has established a strong platform of laboratory, pre-clinical and clinical data for the purpose of successfully commercializing its portfolio of nucleic acid drugs for the treatment of viral diseases, immune system dysfunction and certain cancers. The Company's proprietary drug technology utilizes specifically configured ribonucleic acid (RNA). The Company's lead double-stranded RNA drug product, trademarked Ampligen , which is administered intravenously, is in human clinical development for various therapeutic indications. Ampligen is presently undergoing
Phase III clinical trials in the United States and Europe for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome
("ME/CFS"). Based on the results of pre-clinical studies and clinical trials, Hemispherx believes that Ampligen may have broad-spectrum anti-viral and anti-cancer activities. Hemispherx business strategy is designed around seeking the required regulatory approvals which will allow the progressive introduction of Ampligen and other compounds based on similar mechanisms of action.

The Company was incorporated in Maryland in 1966 under the name HEM Research, Inc., and originally served as a supplier of research support products. The Company's business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. The Company was reincorporated in Delaware and changed its name to HEM Pharmaceuticals Corp., in 1991 and to Hemispherx, BioPharma, Inc., in June 1995. The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware. Our foreign subsidiary, Hemispherx BioPharm-Europe, was established in Belgium in 1998. The Company's principal executive offices are located at One Penn Center, 1617 JFK Boulevard, Philadelphia, Pennsylvania 19103, and its telephone number is (215) 988-0080.

The Company holds more than 300 patents worldwide, with over 80 additional patent applications pending to provide further proprietary protection in various international markets. The U.S. FDA has granted the Company "Orphan Drug Status" for its nucleic acid-derived therapeutics for CFS/ME, HIV and renal cell carcinoma and malignant melanoma. Orphan Drug Status grants protection against competition for a period of seven years following FDA approval, as well as certain tax incentives. While the Company's clinical advancements to date exceed the vast majority of biotechnology companies (in a universe of approximately 1,300 companies) no assurance can be given that any of these programs will lead inevitably to major commercial success and/or further regulatory advances.

The Company outsources significant components of its research and development, manufacturing, marketing and distribution while maintaining tight control over the entire process through 'system management'. A portion of the Company's research and development is provided under contract with scientists and technicians who are not employed by the Company but who are employed by academic institutions. The Company also draws upon the expertise of outside, part-time consultants from time to time.

The efficacy and safety of Ampligen is currently being examined for the treatment of ME/CFS in a confirmatory Phase III multicenter, placebo-controlled, randomized, double-blind clinical trial in the United States. The Company plans to enroll up to 230 ME/CFS patients in this clinical trial. Other ME/CFS clinical efforts include the Cost Recovery Treatment Programs underway in the United States, Canada, Belgium and Austria. In late 1999, the Company announced the roll-out of a new pan-European, expanded access cost recovery treatment program for severely ill ME/CFS patients. This program was implemented in response to growing requests from physicians and patients. The Company will work with certain physicians and medical centers seeking regulatory approval to administer Ampligen to severely ill patients.

In addition to the ME/CFS clinical effort, the Company is ramping up its focus on HIV and the complications of AIDS. A potential effect of Ampligen may lie in treating HIV patients, especially those with a multidrug resistant virus. The Company is developing clinical programs with Anderson Clinical Research designed to address the growing problem of multi-drug resistance found in battling the AIDS epidemic in the United States and the rest of the world. Anderson Clinical Research is based in Pittsburgh and is a renowned clinical research organization that specializes in sponsoring clinical trials in AIDS and related immunological disorders. The clinical programs being developed are a direct outgrowth of data obtained in comprehensive ex vivo testing sponsored by the Company through a non-restricted research grant at the University of California at Irvine as well as a research contract at the California Institute of Molecular Medicine, based on leadership provided by an expert in HIV from Vanderbilt University School of Medicine in Nashville. The focus of this effort is to evaluate the potential of RNA technology to be used in conjunction with approved antiviral "cocktails" to overcome the emergence of multi-drug resistant HIV strains. Because of the complexity of existing multiday regimens for treating HIV, the Company may elect initially to treat individual patients brought to its attention (on an emergency basis) by specific physicians rather than to implement a standard protocol involving a group of patients authorized by regulatory authorities. Other programs will be established to determine the potential of RNA technology in treating other chronic viruses including hepatitis
B and C.

The development of the Company's products has required and will continue to require the commitment of substantial resources to complete the time-consuming research, preclinical development, and clinical trials necessary to bring pharmaceutical products to market and establish commercial production and marketing capabilities. Accordingly, the Company may need to raise additional funds through additional equity or debt financing, collaborative arrangements with corporate partners, off balance sheet financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products. There can be no assurances that the Company will be successful in obtaining regulatory approval.

ME/CFS
Chronic Fatigue Syndrome (ME/CFS), also known as Chronic Fatigue and Immune Dysfunctional Syndrome (CFIDS) or, in Europe, Myalgic Encephalomyelitis (ME) is a debilitating disease that has been difficult to diagnose and for which, at present, there is no cure. People suffering from this illness experience amongst other, a constant tiredness, recurring dull headaches, joint and muscle aches, a feeling of feverishness and chills without fever, depression, difficulty in concentrating on tasks, and tender lymph glands. Central nervous symptoms include memory loss and dementia.

In October, 1998, the Company initiated, with the U.S. Food and Drug Administration ("FDA") authorization, a confirmatory, double-blind, placebo-controlled clinical study with Poly I:Poly C12U (Ampligen ) in patients with severely debilitating Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS). The objective of this confirmatory Phase III clinical study is to evaluate the safety and efficacy of Ampligen as a treatment for ME/CFS.

As of February 29, 2000, ten clinical investigators, at various medical facilities throughout the U.S., were recruiting patients for this clinical study. These clinical investigators have recruited and enrolled more than 60 per cent of the required 230 patients needed to complete this clinical study. The Company expects to engage the services of several additional clinical investigators to assist in the recruitment of the additional patients needed to participate in this study.

In March, 1999 the U.S. Food and Drug Administration authorized the Company to expand it's ME/CFS Cost Recovery Treatment Program to provide therapy to 100 active patients. Under this clinical program, the enrolled patients may pay the Company for the cost of the Ampligen doses infused. This usually totals approximately $7,200 for a 24 week treatment program. Approximately 82 per cent of the patients who enter the program opt to extend their therapy by an additional 24 weeks with the consent of their health care providers. In the twelve months ending December 31, 1999, the Company has received $391,681 in reimbursement for Ampligen used under this plan from the U.S. component of ME/CFS treatment protocols. Overall income from these programs was $678,248 for the twelve month period, which includes Europe and Canada.

The Company has established strategic relationships with three other companies to provide clinical/pharmacy support services and to facilitate the conduct of its clinical studies according to Good Clinical Practice ("GCP") standards. Two entities, Gentiva Health Services (formerly Olsten Health Services) and Clinical Studies Management Group provide clinical monitors who verify the accuracy of the data collected by the clinical investigators for ultimate analysis by the Company. Additionally, a third entity consisting primarily of exercise physiologists, WorkWell, a company comprised of professional exercise physiologists, provides exercise physiologists to conduct standardized exercise tolerance and oxygen consumption tests at the various clinical facilities across the United States. The Company believes that it has in place various corporate relationships and programs to insure the quality of data collection to a high international regulatory standard.

The ME/CFS Cost Recovery Treatment Program in Belgium was started in 1994 with the approval of the Belgium Regulatory authorities. Since its inception, over 120 patients have enrolled in this program. Clinical data being collected in the treatment of these ME/CFS patients will be of support within the European Medical Evaluation Agency ("EMEA") Drug Approval Application and in other regulatory jurisdictions. This program is being expanded to several other affiliated hospitals in the Brussels area and clinical experts in this disease category have been identified in other European countries to establish similar clinical research/treatment centers for ME/CFS. A similar program in Austria is undergoing expansion. Recently, the physicians involved in this program were brought together for a three day conference to share clinical results and to plan further clinical collaborations in the U.S., Canada and Europe.

ME/CFS was also given official recognition by the U.S. Social Security Administration, rendering ME/CFS patient potentially eligible for disability benefits and heightening awareness of this debilitating disease in the medical community. A scientific article by independent academicians on the accurate laboratory diagnosis of CFS was published in February, 2000 in a peer-reviewed journal. The U.S. Centers for Disease Control (Atlanta, GA) reconfirmed its research commitment to CFS following an audit by the U.S. Government Accounting Office (GAO) which was announced approximately July 28, 1999.

The Company has entered into a research collaboration with RED Laboratories, N.V. (`RED'), a Belgium company dedicated to the development and commercialization of ME/CFS diagnostics. RED reported significant progress in developing a diagnostic test (designated REDD) for ME/CFS. The testing platform is based on the measurement of an abnormal form of protein RNase L, an antiviral enzyme found in the white blood cells of CFS/ME patients. This abnormal enzyme was first discovered in 1996 by researchers at Temple University who have been actively collaborated with The Company's scientists for a number of years. It is believed that the new RED diagnostic test may identify up to 80-90 per cent of CFS/ME patients by recognizing a defect caused by the disease. The test may enable doctors to more quickly identify CFS/ME patients and start immediate treatment to help facilitate a positive medical outcome for the patient as well as a cost-effective solution for the health-care provider. Hemispherx has independently filed patents on certain aspects of the diagnostic technology in the U.S. and abroad.

Also, preclinical collaborative studies are being conducted on Gulf War Syndrome. Patients with this illness appear to have certain symptoms similar to patients with ME/CFS.

HIV

While the Company is currently concentrating on the use of Ampligen as a treatment for ME/CFS, recent developments in the healthcare community with respect to future care and treatment of HIV patients is now prompting the Company to reexamine and consider the acceleration of developing RNA technologies for the treatment of patients with HIV.

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

Most recently, HIV strains which are resistant to essentially all of the currently available anti-retroviral drugs are now being increasingly reported in patients in the U.S. who have received highly active anti-retroviral therapy, termed "HAART." Many HIV patients who receive HAART (including a protease inhibitor) may encounter virologic failure within one year. According to independent sources, of an estimated 100,000 new patients in the U.S.A. initiating HAART last year, there were approximately 150,000 "treatment switches," evidencing significant problems with the regimens. Moreover, the presence of latently infected, resting immune cells termed CD4+ T cells carrying replication-competent HIV has been demonstrated in patients receiving HAART.

Ampligen may have certain potential, as an adjunct to HAART to restore certain functional components of the immune process which becomes deficient in HIV disease. Second, Ampligen may have potential to mitigate the deterioration in CD4 count when patients are failing HAART therapy. Third, Ampligen may have potential to assist HAART therapy because of its apparent synergistic activity with AZT and possibly other cocktail components (these studies are underway). These presumptive benefits are being evaluated by the Company in either ongoing ex vivo or in proposed in vivo clinical programs. The molecular basis of the putative drug synergism has not yet been established at the clinical level and will require clinical studies which have not been initiated.

In conjunction with AZT, Ampligen infusion therapy was historically well tolerated in the initial clinical tests, some of which has been published in peer reviewed journals. Thus, overall safety assessments supported a reasonable safety profile of this drug combination consisting of an antiretroviral agent (AZT) utilized in conjunction with a specific dsRNA (Ampligen ). Studies are now being considered to combine Ampligen with other reverse transcriptase inhibitors of HIV as well as protease inhibitors of HIV. Ex vivo tests are presently being conducted at various academic and industrial laboratories around the U.S.A. via research agreements and corporate partnerships recently initiated by the Company.

The Company is working with Anderson Clinical Research to develop immunologically based Clinical Programs that are designed to address this growing problem of multi-drug resistance found in battling AIDS. These clinical programs are an outgrowth of comprehensive ex vivo testing recently sponsored by the Company which examined the relative antiviral strengths of fourteen FDA approved antivirals. The results of these tests were presented in part at the IBT AIDS meetings in Boston, MA (December, 1999) and will be presented in full at the upcoming 13th Annual International Antiviral Conference in Baltimore, MD in April 2000. These studies were funded in part by unrestricted grants from the Company.

Anderson Clinical Research is a recognized clinical research organization that specializes in sponsoring clinical trials in AIDS and related immunological disorders. This experimental approach may represent one of the first times that immunomodulatory drugs are being overlaid in a systematic manner on the approved antiviral "Cocktails" in an effort to overcome the growth of emerging drug resistant HIV strains. No assurance can be given that the outcome of these clinical studies will be similar to the ex vivo studies or dates upon which these studies will receive regulatory authorization to commence.

Manufacturing

The Company outsources the manufacturing of Ampligen to certain contractor facilities in the United States and South Africa while maintaining full quality control and supervision of the process. Nucleic Acid polymers constitute the raw materials used in the production of Ampligen. The Company acquires its raw materials from Ribotech, Ltd., a subsidiary of Bioclones Proprietary, Ltd., and Pharmacia Biotech, a former division of Pharmacia Upjohn which holds a minority equity interest in the Company. Bioclones Proprietary, Ltd. is a strategic partner with the Company that operates Ribotech, Ltd. in South Africa. Two manufacturers in the United States are utilized to process the raw materials and produce clinical grade Ampligen.

Until recently, the Company has distributed Ampligen in the form of a freeze-dried powder to be formulated by pharmacists at the site of use. The Company has perfected a production process to produce ready to use liquid Ampligen in a dosage form which will mainly be used upon commercial approval of Ampligen. The Company has engaged the services of Schering-Plough Products to mass produce ready-to-use Ampligen doses. Schering-Plough has completed several pilot runs which meets all required product specifications. Progressively larger manufacturing runs are planned in the first half of 2000. After appropriate quality assurance testing, the product from these runs will be used for clinical purposes.

Bioclones (PTY) Ltd. has also successfully completed a series of production runs for liquid Ampligen doses. This was done at Ribotech's facility in South Africa that has inspection approval by both the Food and Drug Administration of the United States and the Medicine Control Authority of the United Kingdom. Bioclones (PTY) Ltd. headquartered in South Africa and is the majority owner in Ribotech, Ltd. (the Company owns 24.9%) which produces most of the polymers used in manufacturing Ampligen. The licensing agreement with Bioclones presently includes South Africa, South America, Ireland, New Zealand and the United Kingdom. Bioclones has recently initiated limited clinical testing in Great Britain.

European Operations

In 1998, the Company formed a wholly-owned European subsidiary domiciled in Belgium under the name of Hemispherx Biopharma Europe. This entity was created to facilitate the European ME/CFS Cost Recovery Treatment programs as well as conduct ME/CFS clinical trials in connection with eventually obtaining European approval by the European Medical Evaluation Agency ("EMEA").

In response to growing requests from physicians and ME/CFS patients in Europe, the Company is increasing its European Operations to expand its cost recovery treatment programs into additional European countries. Presently, Ampligen is available to certain ME/CFS patients in Belgium and Austria.

The Company plans to establish a network of clinical centers with experience in evaluating ME/CFS patients. These centers, termed Fatigue Approved Clinical Treatment Centers (FACT), will be developed as centers of medical excellence combining the state of art diagnostic techniques, as well as, well-developed treatment expertise in treating ME/CFS. The Company believes that establishment of FACT may assist in obtaining regulatory approval for the Cost Recovery Treatment Program in the other European countries.

In December, 1998, the Company filed an initial application with the
(EMEA) for authorization to use Ampligen in the treatment of ME/CFS in the European Union. The Company submitted extensive data and analysis in support of the application. The review process by EMEA has produced ongoing dialogue. The Company has sought an acceleration of the overall process by requesting certain "special circumstances" provisions which are being developed by the European Parliament to accelerate drug availability for certain classes of severe diseases without adequate treatment. There are no assurances that the EMEA will accept the "special circumstances" provision to accelerate their review and approval and no assurances that commercial approval will be granted.

Hemispherx Biopharma Europe is developing an organization and infrastructure to expand access to Ampligen while under clinical development. Initial efforts include recruiting staff to establish distribution and marketing processes with the immediate focus on setting up Expanded Access Cost Recovery Treatment Programs of ME/CFS patients in France, Italy, Spain and Germany. If successful, this program will allow ME/CFS patients in those countries to have access to Ampligen prior to the completion of the full commercial registration process. During this time, the Company would also realize enhanced revenues from its expanded access programs. Also this program will allow the Company to have a basic marketing and distribution system in place.

The Company recently acquired 3 per cent ownership in a Belgium company, R.E.D. Laboratories, which developed a diagnostic test designed to detect ME/CFS in patients. The R.E.D. diagnostic test is in the process of being evaluated in the clinical setting. The significance of this development is that the test may facilitate the identification of a subset of ME/CFS sufferers who may be treated with Ampligen. It is believed that introduction of such a test might facilitate the regulatory approval process for the use of Ampligen in treating ME/CFS, as well as identify suitable candidates for therapy earlier in the disease process. R.E.D. has indicated it may publish the results of its testing as early as July 2000.

The Company recently presented a comprehensive clinical overview of its ME/CFS treatment program at "Fatigue 2000", an international research conference held in London. The Company and its collaborators have developed a report on the potential pharmacoeconomics of using Ampligen to treat ME/CFS patients. This data will eventually be submitted to various regulatory and drug reimbursement authorities in certain countries making up the European Union.

In addition, progress was made towards the development of inventory control and to expand quality assurance facilities in the European Union. The Company is seeking to identify and/or implement certain quality control processes, packaging and storage capacity as well as identifying new distribution channels in Europe.

Pharmacoeconomics

EPI-Q, an independent company based in Indianapolis, IN, conducts in depth pharmacoeconomic studies, released the results of their evaluation of the potential economic benefits of Ampligen therapy versus existing conventional treatment. Their analysis found a decrease in the number of doses of other medications used and inpatient hospital treatment days when Ampligen was used in the treatment of severe ME/CFS patients. Their results were presented at the Second World Congress on CFS/ME held in Brussels on September 9-12, 1999.

The results of this analysis suggests a significant decrease in the number of doses of so called concomitant medications (required to alleviate ME/CFS symptoms) between the treatment and control groups. The patients receiving Ampligen, the Company's lead compound, also demonstrated the need for fewer inpatient hospital treatment days during the 24 weeks study period. According to EPI-Q this effect would translate into an approximate annualized decrease in hospital charges alone of $5,806. According to the EPI-Q study, the mean annualized healthcare charges for the treatment group were $2,097 versus $8,606 for the placebo group. No assurances can be given that the results of this pharmacoeconomic study, or any corollary results will result in reimbursement by healthcare insurance carriers.

An object of this study was to document the potential pharmacoeconomic impact of using Ampligen in the treatment of ME/CFS. This disease frequently leads to persistent disability and requires frequent intervention by healthcare groups, as well as long term outpatient treatment of pain and central nervous system symptoms. Currently, the care of these patients leads to a significant financial burden to both patients and payers as well as society in general. Studies by various other health authorities have placed the potential overall burden of untreated ME/CFS on society to be in the billions of dollars.

Financing

The development of the Company's products has required and will continue to require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market and to establish commercial-sale production and marketing capabilities. During the Company's last three fiscal years, the Company has spent approximately $12,475,031 in research and development, of which $4,737,058 was expended in the year ended December 31, 1999.

At the present time, the Company is funding its European subsidiary from the Company's cash flows. The funding needs of the European subsidiary could be substantial over the next few years. To address the funds needed, the Company has engaged an investment banking firm in Europe to evaluate the prospect of privately placing 20% of the European subsidiary's equity with outside investors to fund European operations. This method of acquiring additional funds may not be needed as investors holding the Class A Redeemable Warrants (AMEX:HEBws) are exercising their holdings thereby improving the Company's cash flow and cash position.

Hemispherx Biopharma Europe has an exclusive license on all the technology and support from the Company concerning Ampligen for the use of ME/CFS and other applications for all countries of the European Union (excluding the UK wherein Bioclones has a marketing license) and Norway, Switzerland, Hungry, Poland, Czechoslovakia, Russia, Ukraine, Romania, Bulgaria, Slovakia, Turkey, Iceland and Liechtenstein. There is also an agreement between Hemispherx U.S. and Hemispherx Europe to ensure that the commercialization of future technologies can take place under conditions which would properly incentivize Hemispherx Europe.

As of December 31, 1999, the Company had $8,549,389 in cash and short term investments. Based on its current operating plan, the Company expects that anticipated receipt of revenues from the cost recovery treatment protocols and interest income on unused funds will be sufficient to meet the Company's operating requirements well into 2001. In addition, the Company may receive proceeds in the form of equity from the exercise of shareholder warrants. In 1999, the Company received $1,923,473 in equity from shareholders exercising warrants. The amount of additional funding required, if any, will depend on the timing of regulatory approval and commercialization of Ampligen.

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

Research and Development/Collaborative Agreements

The Company has formed a strategic alliance with Bioclones Proprietary for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen and Oragen . Bioclones is to pursue regulatory approval in the areas of its franchise and is required to conduct Hepatitis clinical trials, based on international GMP and GLP standards.

Bioclones has been given the first right to refusal, subject to pricing, to manufacture at least one-third of the worldwide sales requirement of Ampligen and other nucleic acid-derived drugs. Pursuant to this arrangement, the Company received access to worldwide markets and commercial-scale manufacturing resources, as well as a $3 million cash payment from Bioclones, a 24.9% ownership in a company set up by Bioclones to develop and manufacture RNA drugs, and royalties of 8% on Bioclones nucleic acid-derived drug sales in the licensed territories. The Company regularly conducts quality control audits of the facility.

In the United States, the Company has entered into a strategic alliance with Gentiva Health Services (formerly known as Olsten
Health Care Services) to develop certain marketing and distribution capacity for Ampligen to patients suffering from ME/CFS, both in the cost recovery treatment program as well as the home infusion market upon commercialization. Gentiva is one of the nation's largest home health care companies with over 600 offices and several hundred thousand employees nationwide. Pursuant to the agreement, Gentiva will be responsible for marketing, distribution, billing and collecting. Through this arrangement, Hemispherx mitigates the necessity of incurring significant up-front marketing and distribution costs. There can be no assurances that this alliance will develop a significant commercial position in any of its targeted chronic disease markets.

The Company acquired a series of patents on Oragen , potentially an oral broad spectrum antiviral, through a licensing agreement with Temple University. The Company was granted an exclusive worldwide license from Temple for the Oragen products. Pursuant to the arrangement, the Company is obligated to pay royalties of 2% to 4% on sales of Oragen , depending on how much technological assistance is required of Temple. The Company currently pays minimum royalties of $30,000 per year to Temple. These compounds have been evaluated in various academic and government laboratories.

In December, 1999, the Company entered into an agreement with Biovail Corporation International ("Biovail"). Biovail is an international full service pharmaceutical company engaged in the formulation, clinical testing, registration and manufacture of drug products utilizing advanced drug delivery systems. Biovail is headquartered in Toronto, Canada. The agreement grants Biovail the exclusive distributorship of the Company's product in the Canadian territories subject to certain terms and conditions. In return, Biovail agrees to conduct certain pre-marketing clinical studies and market development programs, including without limitation, expansion of the Emergency Drug Release Program in Canada with respect to the Company's products. In addition, Biovail agrees to work with the Company in preparing and filing of a New Drug Submission with Canadian Regulatory Authorities. Biovail invested several million dollars in Hemispherx equity at prices above the then current market price and agreed to make further payments based on reaching certain regulatory milestones. The Agreement requires Biovail to penetrate certain market segments at specific rates in order to maintain market exclusivity.

Competition

There are several publicly held companies that place emphasis on nucleic acid technology. Some are outlined below from publicly available documents filed with the Securities and Exchange
Commission.

Gilead Sciences, Inc. (Foster City, California; GILD/NASDAQ). Gilead is developing nucleotide as well as other innovative antiviral technologies and is pursuing pre-clinical and clinical development of a number of therapeutic product candidates for treating certain viral diseases including, without limitation, cytomegalovirus retinitis, HIV and Hepatitis B. Gilead reports that they have investigational drug products in Phase II clinical trials for treating Hepatitis B and Phase III for treating HIV. The FDA recently granted a Fast Track designation to a Gilead product, but marketing approval of this product was subsequently withdrawn.

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

Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors may have significantly greater experience than the Company in undertaking certain aspects of research, preclinical studies and human clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals, and manufacturing and marketing such products. Accordingly, the Company's competitors may succeed in commercializing the products more rapidly or more effectively than the Company.

Government Regulation

Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. The Company's existing product and the products of its ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, human new drug products are subject to rigorous preclinical and clinical testing as a condition of clearances by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has required and will continue to require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue. The Company has received orphan drug designation for certain therapeutic indications which might, under certain conditions, accelerate the process of drug commercialization.

The Company has not received a "Fast-Track" designation for any of its potential therapeutic indications. A Fast-Track designation by the FDA, while not affecting any clinical development time per se, has the potential effect of reducing the regulatory review time by 50 percent (50%) from the time that a commercial drug application is actually submitted for final regulatory review. The Company will continue to present data in support of obtaining a fast-track designation; the Company has not yet submitted any New Drug Application (NDA) to a North American regulatory authority. There are no assurances that such designation will be granted, or if granted, there are no assurances that such designation will materially increase the prospect of a successful commercial application. The Company submitted an emergency treatment protocol for clinically-resistant HIV patients which was withdrawn by the Company during the statutory approximately 30 day regulatory review period in favor of a set of individual physician-generated applications which are under review. There are no assurances that authorizations to commence such emergency treatments will be granted by any regulatory authority or that the resultant treatments, if any, will support drug efficacy and safety. The Company also has a Phase II HIV treatment protocol in which the Company's drug was combined with certain presently available antiretroviral agents; this application was deemed deficient because: a) important adverse reactions known to be associated with these agents [14 approved antivirals] were not adequately addressed in the protocol and no clinical rationale was provided for specific choice of antiretroviral drugs included in the treatment regimen. The Company intends to address these issues but no assurances can be given that such answers will materially increase the prospect of a successful study or of a successful commercial application, if submitted thereafter.

The Company is also subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research work. The Company believes that its Rockville, Maryland manufacturing and quality assurance/control facility is in substantial compliance with all material regulations applicable to these activities. However, the Company cannot give assurances that facilities owned and operated by third parties, that are utilized in the manufacture of the Company's products, are in substantial compliance, or if presently in substantial compliance, will remain so. These facilities include manufacturing operations in San Juan, Puerto Rico, Capetown, South Africa, and Columbia, Maryland, and Melbourne, Australia.

Human Resources

The Company had 48 employees as of February 29, 2000 of which 20 are full time and 28 are utilized on a part-time basis. Such parties are paid on a per diem or monthly basis. Thirty-one of our employees are engaged in the Company's research, development, clinical, manufacturing effort, including 2 individuals in Europe. Twenty of our employees perform regulatory, general administration, data processing, including biostatistics, financial and investor relations functions. The Company believes that this arrangement provides the most efficient approach to drug development at this point in time. While the Company has been successful in attracting skilled and experienced scientific personnel, there can be no assurance that the Company will be able to attract or retain the necessary qualified employees and/or consultants in the future.

Year 2000 Project

Since mid-1998, the Company has replaced and upgraded all computers and software programs deemed to be non Y2K compliant. The new hardware/software used in Administration, Finance and Research & Development has been tested and proven to be Y2K compliant. The critical databases have been converted to the new system and are operating. As a back-up for the first few months, the computer network was being run in parallel with the new system. The Company discontinued the parallel operation on December 31, 1999.

As of December 31, 1999, the Company had received assurances from all critical suppliers/vendors that they were Y2K compliant and that the Y2K issue would not affect their ability to supply goods and/or services after December 31, 1999.

The Company has incurred over $200,000 for hardware and software needed to become Y2K compliant since mid-1998.

The Company has not, and does not expect to experience any operational or financial problems relating to the Y2K matter.

Executive Officers

The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:


Name                       Age Position           Background
-----------------          --- -------------      -----------------
William A. Carter, M.D.,   62  Chairman, Chief    HEM Pharmaceuticals Corp.
FACP                           Executive Officer, (the predecessor company)
                               President          since 1978.  Co-inventor of
                                                  record on more than 200
                                                  patents.  A leading
                                                  innovator in the
                                                  development of human
                                                  interferon for a variety of
                                                  treatment indications.
                                                  Research Development
                                                  Awardee of NIH

Robert E. Peterson         63  Chief Financial    Vice President of Omni
                               Officer            Group, Inc. (business
                                                  consulting). Formerly VP
                                                  and CFO of several major
                                                  Pepsico Divisions.

David R. Strayer, M.D.     54  Medical Director,  Formerly Professor of
                               Regulatory Affairs Medicine at Allegheny
                                                  University of the Health
                                                  Sciences.  Formerly
                                                  Research Associate at NIH.

Carol A. Smith, Ph.D.      48  Director,          Virotech International,
                               Manufacturing      Inc., '89-91,
                               and Process        Scientist/Quality Assurance
                               Development        Officer.

Josephine M. Dolhancryk    37  Treasurer,         Medical/Business
                               Assistant          Enterprises, '89-90,
                               Secretary          President

Richard Piani              72  Director           Principal Delegate for
                                                  Industry to the City of
                                                  Science and Industry,
                                                  Paris, France, a scientific
                                                  and educational complex
                                                  since 1995.  Chairman of
                                                  Industrielle du Batiment-
                                                  Morin,a building materials
                                                  corporation, from 1986-1993.
                                                  Professor of
                                                  International Strategy at
                                                  Paris Dauphine University
                                                  from 1984-1994.  Law degree
                                                  from Faculte de Droit,
                                                  Paris Sorbonne.  Business
                                                  Administration degree from
                                                  Ecols des Hautes Etudes
                                                  Commerciales, Paris

William Mitchell, M.D.,    64  Director           Professor of Pathology at
                                                  Vanderbilt University
                                                  School of Medicine.  MD
                                                  from Vanderbilt University.
                                                  Ph.D. from Johns Hopkins
                                                  University, and Fellowships
                                                  at Johns Hopkins University
                                                  and the University of
                                                  Lausanne as an Eleanor
                                                  Roosevelt International
                                                  Cancer Scholar.  Published
                                                  over 200 papers dealing
                                                  with viruses and anti-viral
                                                  drugs. Consultant to the
                                                  National Institutes of
                                                  Health including service on
                                                  the AIDS and Related
                                                  Research Review Group.
                                                  Served as a director of the
                                                  Company from 1987 to 1989.
                                                  Ph.D.

Harris Freedman            65    Vice President   Business consultant for
                                 for Strategic    emerging technology
                                 Alliances        companies and private
                                                  venture capitalist.

Ransom Etheridge           59    Director         Attorney specializing in
                                                  commercial and
                                                  transactional law.  A
                                                  Judicial Remedies Award
                                                  Scholar. Served as
                                                  President of the Tidewater
                                                  Arthritis Foundation.
                                                  Graduate of Duke
                                                  University, the Wharton
                                                  School of Business Real
                                                  Estate Investment Analysis
                                                  Seminar, and the University
                                                  of Richmond School of Law.

ITEM 2.  Properties

The Company leases and occupies a total of approximately 18,850 square feet of laboratory and office space in two states. The corporate headquarters in Philadelphia, Pennsylvania are located in a suite of offices of approximately 15,000 square feet. The pharmacy, packaging, quality assurance and quality control laboratories, as well as additional office space, are located in Rockville, Maryland. These facilities occupy approximately 3,850 square feet, approximately 2,000 of which are dedicated to the packaging and quality control product release functions. The Company believes that its Rockville facilities will meet its production requirements, including sufficient quantities of Ampligen for planned clinical trials and treatment protocols, through 2000, after which time it may need to increase its manufacturing capacity either through third parties or by building or acquiring commercial-scale facilities.

In addition, the Company has entered into the Bioclones Agreement, which provided the Company with 24.9 % of the capital stock of Ribotech, Ltd to develop and operate a new manufacturing facility which is financed by Bioclones. Manufacturing at the pilot facility commenced in 1996. The Company expects that Ribotech will start construction on a new commercial production facility in 2001, although no assurance can be given that this will occur. The Company has no obligation to fund this construction.

ITEM 3.  Legal Proceedings

Ell & Co., and the Northern Trust Company, as Trustee of the AT&T Master Pension Trust filed a complaint against the Company in the Court of Chancery of the State of Delaware in and for New Castle County on September 23, 1998. This complaint alleges that the Company breached its contractual obligations as set forth in the Certificate of Powers, Designations, Preferences and Rights of the Series E Convertible Stock. The Plaintiff seeks to enforce its rights to convert 1,500 shares of Series E Preferred Stock into 750,000 shares of freely traded common stock and to recover damages for its inability to convert the preferred stock when it requested to do so. Although the Company maintains that the 1,500 shares of Series E Preferred Stock had been properly redeemed and, therefore, the plaintiff was not contractually able to effect a proper conversion into common shares, the Company agreed in December, 1998 to convert the plaintiffs preferred stock to common stock. In February 2000, the plaintiffs dropped the lawsuit.

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

On April 19, 1999, defendants Asensio and Asensio & Company, Inc., filed an answer and counterclaim against the Company. The counterclaim alleges that on or about September, 1998, and in response to defendants' strong sell recommendation and other press releases about Hemispherx and its officers and directors, the Company made defamatory statements about defendants, including that defendants' attacks and manipulative short-selling scheme may have constituted criminal wrongdoing on the part of defendants. The Company has denied the material allegations of the counterclaim and is vigorously defending against the counterclaim. In August, 1999, several of the short sellers in Hemispherx were indicted by the U.S. Attorney in New York for money laundering and manipulation in another non-Hemispherx matter. The parties are presently engaged in discovery with a trial date of May 1, 2000.

In October, 1998, the Company contacted the SEC regarding what it believed may have been illegal short selling and unlawful market manipulation in furtherance of the short selling of Manuel P. Asensio and others. Thereafter, in April, 1999, the Company was advised by the Securities and Exchange Commission ("SEC") of a private investigation into various allegations of misrepresentations by the Company and its officers. Specifically, the SEC sought information relating to allegations about the Company's investigational drug application for treatment of various diseases, results of clinical research, incidence of ME/CFS in the United States, the Company's patents, and Ampligen's safety and efficacy. These allegations had also been included by Asensio & Co. in its various "research reports." The SEC has declined to be more specific about the nature or substance of the investigation. The Company is cooperating fully with the investigation.

The Company has also been advised that the NASD has initiated an investigation into the short selling of Hemispherx Securities (Enf-303). Asensio has admitted, in deposition testimony in the Company's litigation against him, that he and his company was the subject of such an investigation. Hemispherx is also cooperating with the NASD in its investigation of the short selling of its stock.

On March 6, 2000, Cook Imaging Corp, et al filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania. Cook Imaging Corp., asserts that the Company refuses to pay for certain Ampligen manufacturing efforts by Cook. The Company maintains that Cook Imaging Corp., did not perform as required by the contract. The Company plans to respond to the complaint and defend against the charges.

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

In 1999, the Company acquired 290,811 shares of Common Stock on the open market at an average cost of $6.76 per share. This acquisition is part of the share buy back program authorized by the Board of Directors. These shares may be retired in part thereby reducing the number of shares outstanding. Certain shares of the Company's Treasury Stock may be utilized to fund acquisitions, strategic alliances, or to obtain equity positions in other companies in order to potentially increase the breadth and depth of the Company's drug technology portfolio including the Company's potential position in the emerging area of human genomics.

The foregoing private offerings were private transactions and exempt from registration under section 4(2) of the Securities Act pursuant to regulation D of the Act. All investors in these transactions are accredited.

The following table sets forth the high and low list prices for the Common Stock and the Warrant for the periods indicated as reported by the American Stock Exchange. Such prices reflect inter-dealer prices, without retail markup, mark downs or commissions and may not necessarily represent actual transactions.

COMMON STOCK              High                Low

Time Period:

January 1, 1998
through
March 31, 1998           4 5/16             3 1/8

April 1, 1998 through
June 30, 1998            4 9/16             2 5/8

July 1, 1998 through
September 30, 1998      13 3/16             4 1/16

October 1, 1998
through
December 31, 1998        9 1/4              5 5/8

January 1, 1999
through
March 31, 1999           7 3/8              4 11/16

April 1, 1999 through
June 30, 1999           10 1/16             5 9/16

July 1, 1999 through
September 30, 1999       8 1/8              5 7/8

October 1, 1999
through
December 31, 1999       10 1/2               6


WARRANTS

Time Period:

January 1, 1998
through
March 31, 1998           1 13/16            1 1/8

April 1, 1998 through
June 30, 1998            1 5/8              1 5/16

July 1, 1998 through
September 30, 1998       8 1/4              1 1/2

October 1, 1998
through
December 31, 1998        5 7/8              2 1/4

January 1, 1999
through
March 31, 1999           3 3/4              1 3/4

April 1, 1999 through
June 30, 1999            6 3/16             2 1/4

July 1, 1999 through
September 30, 1999       4 1/8              2 1/4

October 1, 1999
through
December 31, 1999        6 1/2              4 1/16

As of December 31, 1999 there were approximately 311 holders of record of the Company's Common Stock. This number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

As of December 31, 1999, the Company had approximately 5,480,310
Class A Redeemable Warrants registered and outstanding at an exercise price of $4.00 per share.

The Company has not recently paid any dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

ITEM 6.  Selected Financial Data

Year Ended
December 31         1995         1996       1997        1998        1999

Statement of
Operations Data
  Net revenues  $2,965,910     $32,044    $258,715    $400,708    $678,248

  Net loss      (1,839,849) (4,554,489) (6,106,860) (7,324,093) (9,201,227)

  Cash used in
   operating
   activities   (1,939,219) (6,097,906) (4,641,611) (5,751,108) (6,989,791)


  Capital
   expenditures     (3,625)    (86,480)    (15,477)   (150,520)   (251,022)

Balance Sheet

  Total Assets  12,699,518   6,999,384  11,542,633   16,327,212 14,167,740

  Total Debt     4,920,000        -           -            -          -


  Redeemable
   Preferred
   Stock              -           -           -            -          -

  Common
  Stockholders
  Equity
 (Deficit)       4,420,785   5,852,994  10,745,422   15,185,300 12,656,864

Net loss per share:

  Basic             (0.18)      (0.29)      (0.35)       (0.32)     (0.35)

  Diluted           (0.18)      (0.29)      (0.35)       (0.32)     (0.35)


Shares used in
computing net loss per
share:

  Basic         10,341,163  15,718,136  17,275,994   22,724,913 26,380,351

  Diluted       10,341,163  15,718,136  17,275,994   22,724,913 26,380,351



ITEM 7.  Management's Discussion and Analysis of Financial Condition
and Results           of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, which are included herein.

Background

Since 1980, the Company has raised funds of some $150,000,000 from equity and debt financing which has been used in research and development of its Nucleic Acid Technologies. Nucleic Acid compounds represent a new class of pharmaceutical products designed to act at the molecular and genetic level for the definitive treatment of certain devastating human diseases. The Company's platform technology utilizes specifically configured ribonucleic acids ("RNA") which are broadly protected by a patent estate consisting of more than 300 patents. One of the Company's double-stranded RNA drug products, trademarked "Ampligen", is in advanced human clinical development for various therapeutic indications. Based on the results of pre-clinical and clinical trials, the Company believes that Ampligen may have broad spectrum anti-viral and anti-cancer potential. Over 400 patients have participated in clinical trials authorized by the Food and Drug Administration ("FDA") at some twenty clinical sites across the United States, representing the administration of more than 40,000 doses.

In October, 1998, the Company initiated a Phase III trial for the treatment of 230 patients afflicted with Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS") at various medical centers in the United States. In parallel, the Company is conducting cost recovery treatment programs for ME/CFS patients in the United States, Canada, Belgium and Austria. The treatment program in the U.S. was expanded by FDA authorization in early 1999. In December, 1998, the Company completed and filed a full marketing application for approval to treat ME/CFS patients in the European Union.

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

The Company expects to continue its research and clinical efforts for the next several years with some benefit of certain revenues from cost recovery treatment programs, notably in Belgium, Canada and the U.S.. Beginning in 1994, limited revenues were initiated in Belgium from sales under the cost recovery provision for conducting treatment clinical tests in ME/CFS; including the United States these sales were $678,248 in 1999. The Company may continue to incur losses over the next several years due to clinical costs which may be partially offset by expanded access cost recovery revenues and potential licensing fees. Such losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or revenues. Acquisition of full or conditional marketing approval in any major market would significantly affect the Company's cash flow. There are no assurances that such approvals will ever happen in any major pharmaceutical market.

RESULTS OF OPERATIONS

Years Ended December 31, 1999 vs. 1998

The Company reported a net loss of $9,201,227 (including a non-cash loss of $1,520,650 for stock compensation expense) for the year ended December 31, 1999 versus a net loss of $7,324,093 for the same period in 1998. Several factors contributed to the $1,877,134 increase in net losses in 1999. In general, non-operating stock compensation expense, increased clinical costs and legal fees account for the increase in net losses.

Revenues from the Company's Cost Recovery Treatment Program in the United States and Europe were up by $277,540 in 1999 versus 1998. The Company expects these programs may expand in the year 2000, especially in Europe where efforts are being organized to increase the expanded access program to other European countries. At present, these programs are operational in Belgium and Austria.

In 1999, clinical trial costs increased $917,913 primarily due to increased activity in the AMP 516 ME/CFS clinical trial initiated by the Company in October, 1998. Manufacturing and related costs were $1,503,455 in 1999 versus $1,923,001 in 1998. The 1998 costs reflects the build-up of drug inventories needed to support clinical trial and other research and development efforts. At present, the Company expenses all raw material and related production costs as incurred.

General and administrative expenses were up $1,146,039 in 1999 versus
1998. Legal expenses for attorneys increased $602,531 primarily due to litigation associated with the Asensio & Company lawsuit, the ELL & Co. lawsuit, settlement of the VMW lawsuit and other legal matters. Expenses associated with stock transactions, registration statements and financing were up $156,277. The cost of funding the European Operation was up by $187,005 in 1999 due to establishing and some staffing of the Company's European Subsidiary. The cost of evaluating the feasibility of the spin-off of the Company's wholly owned subsidiary was $116,028 more than expensed in 1998.

Stock compensation expense was $1,520,650 for 1999 versus $794,747 recorded for 1998. Stock compensation expenses reflect the fair value of the common stock including the warrants granted to non-employees of the Company. The increase in 1999 reflects warrants granted to consultants for various types of assistance and professional services provided to the Company.

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

General and administration expenses totaling $2,957,831 in 1998 increased $762,886 over the prior year. Litigation issues that arose in 1998 caused an increase in legal fees by approximately $300,000. Preparation and Filing of the European Union new drug application resulted in consultant and related expenses to increase a total of $109,784, public relations/shareholder communications expense increased by some $200,000 as the Company responded to various charges brought by short sellers (see Asensio Litigation) and administrative expenses supporting clinical trials increased $69,000.

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

Interest income was $590,085 in 1998 versus $267,291 in 1997. While overall short-term interest rates were lower than those experienced in 1997, the amount of unused funds available for short-term investing was greater causing the increase in interest income.

Liquidity and Capital Resources

Cash, cash equivalents and short term investments at December 31, 1999 was $8,549,389 reflecting a net use of cash totaling $5,628,650 in 1999. Operating activities used $6,989,791. Non-operating expenditures totaled $1,871,734. Cash proceeds include $1,969,272 from private placements of the Company stock and $1,923,473 from warrantholders exercising warrants.

Cash used for non-operating items include $1,966,548 used to acquire 290,811 of the Company's common stock pursuant to a share buy-back program approved by the Company's Board of Directors. The Company privately placed 150,000 of these shares producing proceeds of $1,329,495.

In addition, the Company spent $375,000 to acquire an interest in an unconsolidated affiliate. $478,022 was spent on equipment (primarily computers and software) and patents.

The Company's operating cash burn rate for the last six months of 1999 was approximately $589,000 per month. All clinical trial drug products were fully expensed although some are expected to be sold under the expanded access,-recovery, pre-marketing programs authorized by FDA and various regulatory bodies in other countries. As the clinical testing effort in the United States accelerates and the European market development activity increases, the operating burn rate may increase periodically. However, certain of the operating, as well as the non-operating cash outlays are of a one time nature and are expected to decline significantly. Also revenues from expanded access product sales is expected to continue to increase in the coming year.

The Company expects warrant holders to continue exercising the Class A redeemable warrants and private warrants from time to time depending on the trading price of the Company common stock. As of December 31, 1999, the Company has 5,480,310 Class A redeemable warrants outstanding. These warrants can be exercised at $4.00 per share. In addition, there are 462,000 Class A redeemable warrants outstanding at an exercise price of $6.60 per share. Non-public warrants outstanding total 8,065,700 with a weighted average exercise price of $3.67.

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

New Accounting Pronouncements

On December 31, 1999, the Securities and Exchange Commission, or SEC, issues Staff Accounting Bulletin No. 101, "Revenue Recognition in
Financial Statements," or SAB No 101. SAB No. 101 provides the SEC staff's views on the recognition of revenue including nonrefundable technology access fees received by biotechnology companies in connection with research collaborations with third parties. SAB No. 101 states that in certain circumstances the SEC staff believes that up-front fees, even if nonrefundable, should be deferred and recognized systematically over the term of the research agreement. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of this standard should not have a material impact on the Company's financial position of results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depend on the intended use of the derivative and the resulting designation. This Statement, as amended, is effective for the first fiscal quarter beginning after December 31, 2000. The adoption of this standard will not have a material impact on the Company's earnings or financial position.

ITEM 7a.  Quantitative and Qualitative Market Risk

Market Risk

The Company had $8.5 million in cash and cash equivalents at December 31, 1999. To the extent that the Company's cash and cash equivalents exceed its near term funding requirement, the Company invests the excess cash on 3 to 6 months high quality financial instruments. The company employs established policies and procedures to manage any risks with respect to any investment exposure.

ITEM 8.  Financial Statements and Supplementary Data

The Company's consolidated balance sheets as of December 31, 1998 and 1999, consolidated statements of operations, changes in stockholder's equity (deficit) and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 1999, together with the report of KPMG LLP, independent public accountants are included elsewhere herein. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1 which follows page 35.

ITEM 9.  Changes in the Disagreements with Accountants on Accounting and
Financial                      Disclosures

      None

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information under the caption "Management" contained in the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before July 12, 2000 in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders scheduled to be held on or about July 12, 2000 (the "Proxy Statement").

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

       33                       PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2)Financial Statements and Schedules - See index to financial statements on page F-1 which follows page 35 of this Annual Report.

(a)(3)   Exhibits - See exhibit index below.

(b) The Company has not filed any reports on Form 8K during the year ended December 31, 1999.

(c) The following exhibits were filed with the Securities and Exchange Commission as exhibits to the Company's Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference. Exhibits marked with a star are filed herewith:

Exhibit No.                 Description

   3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended, along with Certificates of Designations
*  3.1.1  Series E Preferred Stock
   3.2    By-laws of Registrant, as amended
   4.1    Specimen certificate representing Registrant's Common Stock
   4.2    Form of Class A Redeemable Warrant Certificate
   4.3    Form of Underwriter's Unit Option Purchase Agreement
   4.4 Form of Class A Redeemable Warrant Agreement with Continental Stock Transfer and Trust Company
   10.1   1990 Stock Option Plan
   10.2   1992 Stock Option Plan
   10.3   1993 Employee Stock Purchase Plan
   10.4   Form of Confidentiality, Invention and Non-Compete Agreement
   10.5   Form of Clinical Research Agreement
   10.6   Form of Collaboration Agreement
   10.7 Amended and Restated Employment Agreement by and between the Registrant and Dr. William A. Carter, dated as of July 1, 1993
   10.8 Employment Agreement by and between the Registrant and Harris Freedman, dated August 1, 1994
   10.9 Employment Agreement by and between the Registrant and Sharon Will, dated August 1, 1994
   10.10 License Agreement by and between the Registrant and The Johns Hopkins University, dated December 31, 1980
   10.11 Technology Transfer, Patent License and Supply Agreement by and between the Registrant, Pharmacia LKB Biotechnology Inc., Pharmacia P-L Biochemicals Inc. and E.I. du Pont de Nemours and Company, dated November 24, 1987

   10.12 Pharmaceutical Use Agreement, by and between the Registrant and Temple University, dated August 3, 1988
   10.13 Assignment and Research Support Agreement by and between the Registrant, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989
   10.14 Lease Agreement between the Registrant and Red Gate Limited Partnership, dated November 1, 1989, relating to the Registrant's Rockville, Maryland facility
   10.15  Agreement between the Registrant and Bioclones (Proprietary)
          Limited
   10.16 Amendment, dated August 3, 1995, to Agreement between the Registrant and Bioclones (Proprietary) Limited (contained in Exhibit 10.46)
   21     Subsidiaries of the Registrant
   23.1   Consent of KPMG, LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HEMISPHERx BIOPHARMA, INC.


                      By: /S/William A. Carter, M.D.
                          William A. Carter, M.D.
                          Chief Executive Officer


March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/S/ William A. Carter       William A. Carter, M.D.    March 27, 2000
-----------------------     Chairman of the Board,
                            Chief Executive Officer
                            and Director

/S/ Richard Piani            Richard Piani             March 24, 2000
-----------------------      Director


/S/ Robert E. Peterson       Robert E. Peterson        March 23, 2000
------------------------     Chief Financial Officer


/S/ Ransom Etheridge         Ransom Etheridge          March 27, 2000
------------------------     Secretary And Director

/S/ William Mitchell         William Mitchell, M.D.,   March 24, 2000
------------------------     Ph.D.
                             Director

/S/ Josephine Dolhancryk     Josephine Dolhancryk      March 24, 2000
------------------------     Assistant Secretary and
                             Treasurer

                 HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

               Index to Consolidated Financial Statements





                                                               Page

  Independent Auditors' Report. . . . . . . . . . . . . . . . . F-2


  Consolidated Balance Sheets at December 31, 1998 and 1999 . . F-3


  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1999. . . . . . . F-4


  Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) and Comprehensive Loss for each of the years
  in the three-year period ended December 31, 1999  . . . . . . F-5


  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999 . . . . . . .F-6


  Notes to Consolidated Financial Statements . . . . . .. . . . F-8

                   Independent Auditors' Report


The Board of Directors and Stockholders
Hemispherx Biopharma, Inc.:


          We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ KPMG LLP


February 19, 2000, except as to note 16 which is as of March 6, 2000.

Philadelphia, Pennsylvania

                 HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                       December 31, 1998 and 1999

                                                     December 31,
                                              -------------------------
                                                 1998           1999
                                               -------         -------
                                ASSETS

Current assets:
 Cash and cash equivalents. . . . .          $12,025,073      $6,396,423
 Short term investments (Note 3). .            1,591,378       2,152,966
 Accounts receivable                              56,500          75,350
 Stock subscription receivable (Note 1L)                       2,250,000
 Prepaid expenses and
   other current assets . . . . . .               56,214         142,950
                                             -----------      ----------
   Total current assets . . . . . .           13,729,165      11,017,689
Property and equipment, net . . . .              181,724         333,360
Patent and trademarks rights, net .            1,356,139       1,362,709
Investments in unconsolidated affiliates       1,038,000       1,413,000
Security deposits . . . . . . . . .               22,184          40,982
                                             -----------      ----------
   Total assets. . . . . . . . . .           $16,327,212     $14,167,740
                                             ===========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable . . . . . . . . .          $   802,538      $1,091,023
 Accrued expenses (Note 5). . . . .              339,374         419,853
                                             -----------      ----------
    Total current liabilities . . .            1,141,912       1,510,876


Commitments and contingencies
 (Notes 6, 9, 11 and 12)

Stockholders' equity
 (Notes  6 and 7):
  Common stock. . . . . . . . . . .               26,162          27,975
  Additional paid-in capital. . . .           78,059,650      84,875,289
  Treasury stock (167,935 shares)                    --      (1,018,712)
  Deferred compensation . . . . . .           (1,184,830)       (310,455)
  Accumulated other comprehensive
    gain (Note 2j). . . . . . . . .                  324          --
  Accumulated deficit . . . . . . .          (61,716,006)    (70,917,233)
                                             ------------     -----------
    Total stockholders' equity. . .           15,185,300      12,656,864
                                            ------------     -----------
    Total liabilities and
     stockholders' equity . . . . .          $16,327,212     $14,167,740
                                            ============     ===========

  See accompanying notes to consolidated financial statements.

       39       HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
    For each of the years in the three-year period ended December 31, 1999

                                                 December 31,

                                     ---------------------------------
                                       1997         1998        1999
                                     -------      -------      ------
Revenues:
 Research and development . . . .  $  258,715    $ 400,708  $  678,248
                                     --------    ---------  ----------
    Total revenues. . . . . . . .     258,715      400,708     678,248

Costs and expenses:
 Research and development . . . .   3,175,398    4,562,258   4,737,058
 General and
     administrative . . . . . . .   2,194,945    2,957,831   4,103,870
 Preferred stock conversion expense 1,200,000          -          -
 Consulting stock compensation expense 62,523      794,797   1,520,650
                                    ---------    ---------  ----------
    Total cost and expenses . . .   6,632,866    8,314,886  10,361,578

Interest and other income . . . .     267,291      590,085     482,103
                                    ---------     ---------  ---------

    Net loss. . . . . . . . . . . $(6,106,860) $(7,324,093)$(9,201,227)
                                    =========     =========  =========


Basic loss per share. . . . . . . $      (.35)        (.32)       (.35)
                                    ==========   ========== ==========

Weighted average shares
   outstanding. . . . . . . . . .   17,275,994   22,724,913 26,380,351
                                    ==========   ========== ==========

Diluted loss per share. . . . . . $      (.35)        (.32)       (.35)
                                    ==========   ========== ==========

Weighted average common and dilutive
   equivalent shares outstanding.   17,275,994   22,724,913 26,380,351
                                    ==========   ========== ==========

See accompanying notes to consolidated financial statements.

       40             HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
         Consolidated Statements of Changes in Stockholders' Equity(Deficit)
                                and Comprehensive Loss
       For each of the years in the three-year period ended December 31, 1999

                Preferred  Common   Preferred Common    Additional  Deferred     Accumulated other  Accumulated  Treasury  Total
                stock       stock     stock   stock      paid-in    compensation Comprehensive      deficit      Stock  stockholders
                shares   shares-value        .001 Par    capital                 Income                                    equity
                --------  --------  --------  -------   ----------  -----------  ---------------   -----------   ------- ----------
Balance at
December 31,1996  5,000  16,160,205   $50     $16,160  $54,080,171   $    -      $     -         $(48,243,387)   $   -   $5,852,994
Stock conversion
 costs               -      200,000     -         200    1,199,800        -            -                   -         -    1,200,000
Payout of stock
 guarantees          -          -       -           -     (109,712)       -            -                   -         -     (109,712)
Stock
 compensation, net   -          -       -           -      199,655   (137,132)         -                   -         -       62,523
Debt conversion      -          -       -           -       55,000        -            -                   -         -       55,000
Preferred stock
 redeemed        (5,000)        -     (50)          -   (4,999,950)       -            -                   -         -   (5,000,000)
Issuance of
 preferred stock
 certificates     5,000         -      50           -     4,834,873       -            -                   -         -    4,834,923
Preferred
 dividends
 forgiven            -          -       -           -       171,775       -            -                   -         -      171,775
Preferred stock
 converted       (1,350)    675,000   (13)        675          (662)      -            -                   -         -          -
Warrants and
 options exercised   -      199,067     -         199       424,916       -            -                   -         -      425,115
Issuance of
 common stock,
 net of issuance
 cost                -    3,808,334     -       3,808     9,399,705       -            -                   -         -    9,403,513
Total
 Comprehensive
 loss                -          -       -         -             -         -          (2,183)      (6,106,860)        -   (6,109,043)
Preferred
 Dividends           -          -       -         -             -         -            -             (41,666)        -      (41,666)
                --------  --------  --------  -------   ----------  -----------  --------------   -----------    ------- ----------
Balance at
December 31,1997   3,650 21,042,606     37     21,042    65,255,571   (137,132)      (2,183)     (54,391,913)        -   10,745,422
Common stock
 issued              -    3,294,434     -       3,295    11,058,959       -            -                  -          -   11,062,254
Preferred stock
 converted        (3,650) 1,825,000    (37)     1,825        (1,788)      -            -                  -          -            -
Total
 Comprehensive
 loss                -          -       -         -             -         -           2,507       (7,324,093)        -   (7,321,586)
Payout of stock
 guarantees          -          -       -         -         (79,587)      -            -                  -          -      (79,587)
Stock issue costs    -          -       -         -         (16,000)      -            -                  -          -      (16,000)
Stock
 compensation        -          -       -         -       1,842,495 (1,047,698)        -                  -          -      794,797
                --------  --------  --------  -------   ----------  -----------  -------------   -----------     ------- ----------
Balance at
December 31, 1998    -   26,162,040     -      26,162    78,059,650 (1,184,830)         324     (61,716,006)         -   15,185,300
Common stock
 issued              -    1,812,467     -       1,813     6,267,322       -            -                  -      947,836  7,216,971
Purchase of
 treasury stock      -          -       -         -             -         -            -                  -   (1,966,548)(1,966,548)
Purchase of
 public warrants     -          -       -         -         (97,958)      -            -                  -          -      (97,958)
Stock
 compensation        -          -       -         -         646,275    874,375         -                  -          -    1,520,650
Total
 comprehensive
 loss                -          -       -         -             -         -            (324)     (9,201,227)         -   (9,201,227)
                --------  --------  --------  -------   ----------  -----------  -------------   -----------   -------   ----------
Balance at
December 31, 1999    -   27,974,507     -     $27,975   $84,875,289  $(310,455)        -       $(70,917,233)$(1,018,712)$12,656,864
                ========  ========  ========  =======   ==========  ===========  =============   ===========   =======   ==========

               HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
for each of the years in the three-year period ended December 31, 1999
     Increase (Decrease) in Cash and Cash Equivalents

                                                      December 31,

                                             -----------------------------
                                              1997         1998       1999
                                             ------      ------      ------
Cash flows from operating activities:
 Net loss . . . . . . . . . . . . .   $(6,106,860)  $(7,324,093) $(9,201,227)

 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation of property
   and equipment. . . . . . . . . . .      28,315        39,433       99,386
  Amortization of patent rights . . .     424,065       309,704      220,430
  Stock conversion costs. . . . . . .   1,200,000          -            -
  Stock option compensation expense .      62,523       794,797    1,520,650
  Stock issued in settlement of debt.          -           -         126,390
  Changes in assets and liabilities:
   Accounts receivable. . . . . . . .     (32,408)      (24,092)     (18,850)
   Prepaid expenses
        and other current assets. . .      38,723        10,404      (86,736)
   Accounts payable . . . . . . . . .     (77,912)     (337,372)     288,485
   Accrued expenses . . . . . . . . .     (78,345)        7,329       80,479
   Security deposits. . . . . . . . .      10,000        (3,861)     (18,798)
                                          ----------   ----------  ----------
    Net cash used in
      operating activities. . . . . .  (4,531,899)    (5,853,007)  (6,989,791)
                                          ----------   ----------  ----------

Cash flows from investing activities:
 Purchase of property and equipment .     (15,477)      (150,520)   (251,022)
 Additions to patent rights . . . . .    (308,772)      (278,320)   (227,000)
 Maturity of short term investments .           -      1,003,593   1,591,054
 Purchase of short term investments .   1,003,593     (1,591,054) (2,152,966)
 Investment in unconsolidated affiliates        -     (1,038,000)   (375,000)
                                          ----------   ----------  ----------
      Net cash used in investing
                       activities . . $(1,327,842)   $(2,054,301) $(1,414,934)
                                          ----------   ----------  ----------


                                       (CONTINUED)



See accompanying notes to consolidated financial statements.

                HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)

                                                       December 31,

                                            ---------------------------------
                                              1997         1998        1999
                                             -----        -----        -----
Cash flows from financing activities:
 Proceeds from issuance of
             preferred stock. . . . .     $4,834,923   $      -       $    -
 Preferred stock redeemed.. . . . . .     (5,000,000)         -            -
 Proceeds from issuance of
             common stock, net. . . .      9,395,699    2,234,000     1,969,272
 Repayment of stock guarantee . . . .       (109,712)     (79,587)         -
 Proceeds from exercise of
             stock warrants . . . . .        425,116    8,812,254     1,923,473
 Purchase of treasury stock . . . . .            -            -      (1,966,548)
 Sale of treasury stock . . . . . . .            -            -         947,836
 Purchase of public warrants. . . . .            -            -         (97,958)
                                          ----------    ----------   ---------
     Net cash provided by
      financing activities. . . . . .      9,546,026    10,966,667    2,776,075
                                          ----------    ----------   ----------
     Net increase (decrease) in cash and
      cash equivalents. . . . . . . .      3,686,285     3,059,359   (5,628,650)
Cash and cash equivalents at
             beginning of year. . . .      5,279,429     8,965,714   12,025,073
                                          ----------    ----------  -----------
Cash and cash equivalents
                   at end of year . .     $8,965,714   $12,025,073   $6,396,423
                                          ==========   ===========  ===========
Supplemental disclosures of
       cash flow information:
 Cash paid during the year
                    for interest. . .     $   6,700    $     -       $     -
                                          =========    ============ ===========
Issuance of common stock
      for accrued expense                 $     -      $     -       $  126,330
                                          ==========   ============ ===========

See accompanying notes to consolidated financial statements.

       43     HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 AND 1999

(1) Business

Hemispherx BioPharma, Inc. and subsidiaries (the Company) is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The Company's drug technology uses specially-configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen, is in human clinical development for various therapeutic indications. The potential efficacy and safety of Ampligen is being evaluated clinically for three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome (ME/CFS), human immunodeficiency virus associated disorders, and chronic hepatitis B virus infection. The Company also has clinical experience with Ampligen in patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma. The Company has other compounds to be evaluated.

The consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its wholly-owned subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp. which were incorporated in September 1994, and Hemispherx Biopharma-Europe which was incorporated in August 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

On November 7, 1995, the Company completed an initial public offering (IPO) of 5,312,900 units of Hemispherx BioPharma, Inc. resulting in net proceeds of approximately $15.8 million. Each unit consists of one share of the Company's Common Stock and one Class A Redeemable Warrant, exercisable for one share of Common Stock at $4.00 per share. These Class A Redeemable Warrants are subject to redemption by the Company beginning November 2, 1997 at $.05 per warrant in the event that the closing bid price of the Company's Common Stock exceeds $9.00 for a specified time period. In connection with the IPO, the underwriter was granted an option to purchase 462,000 units at $5.775 per unit.

On May 1, 1997, the Company received permission from the U.S. Food and Drug Administration (FDA) to recover costs from Chronic Fatigue Syndrome (CFS) patients in the Company's AMP-511 open-label treatment protocol. The cost of Ampligen to the patient is $2,100 for the first eight weeks of treatment and $2,400 for each additional eight-week period thereafter. Approximately 70 ME/CFS patients were enrolled under this treatment protocol at various clinical centers in the U.S as of February, 2000.

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

In December 1998, the Board of Directors explored the aspects of spinning off Core Biotech, Inc., a wholly owned subsidiary to its shareholders in a tax free transaction. Core Biotech Corp. intends to use genetic technologies to develop therapeutic products for the treatment of viral hepatitis diseases. The purpose of the spin-off would be to allow shareholders to realize value for an asset that the Company believes is not currently being appropriately valued. No final determination has been made with respect to capitalization, pro forma financial information, management or intercompany transactions. The timetable for the planned spin-off would depend on financing, staffing market conditions and progress in developing the Company's other technologies. At this time, the Company has put this project on hold and expects to re-open the matter in early summer, 2000.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash equivalents consist of money market certificates and overnight repurchase agreements collateralized by money market securities with original maturities of less than three months, with both a cost and fair value of $12,025,073 and $6,396,423 at December 31, 1998 and 1999, respectively.

(b) Investments

The Company classifies investments with original maturities of three months or less as cash equivalents. Investments with original maturities of more than three months are considered available for sale. The investments classified as available for sale are payable notes and are carried at estimated fair value with unrealized gains and losses recorded as a component of shareholders' equity.

In 1998, the Company acquired 3.3% of the issued and outstanding common stock of R.E.D. Laboratories at a cost of $1,038,000.
R.E.D. Laboratories is developing a diagnostic test for the ME/CFS disease. In 1999, the Company acquired 15% of the equity stock of the California Institute of Molecular Medicine (CIMM) for $375,000. CIMM is developing therapy for Hepatitis C virus. Such investments are accounted for on the cost basis of accounting.

(c) Property and Equipment
                                                    1998       1999
                                                    ----        ----
        Furniture, fixtures, and equipment        $767,271  $1,018,293
        Leasehold improvements                      85,115      85,115
                                                   -------   ----------
        Total property and equipment               852,386   1,103,408
        Less accumulated depreciation              670,662     770,048
                                                   -------   ----------
        Property and equipment, net               $181,724   $ 333,360
                                                   =======  ==========

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

(d) Patent Rights

Patents are stated at cost (primarily legal fees) and are amortized using the straight line method over the life of the assets, generally 10 years. The Company reviews its patents and trademarks periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash flow basis to support the realizability of its respective capitalized cost. In addition, management's review addresses whether the patent continues to fit into the Company's strategic business plans. During the years ended December 31, 1997, 1998 and 1999, the Company decided not to pursue the technology in certain countries for strategic reasons and has recorded $300,253, $120,459 and $58,511 respectively, relating to the expense of writing off these patents as a charge to research and development. Accumulated amortization as of December 31, 1998 and 1999 is $1,305,971 and $1,377,024 respectively.

(e) Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for utilizing the equity method of accounting reflecting in the investment account any initial investment plus the Company's share of earnings and losses from date of acquisition. Ribotech, Ltd. has had net losses since inception and the Company does not share in those losses in accordance with the licensing agreement defined in Note 11. The net investment in Ribotech is zero as of December 31, 1998 and 1999. Any losses incurred by Ribotech are not recorded by the Company as the basis is zero and the Company is not obligated to fund such losses.

(f) Revenue

Revenue is recognized immediately for nonrefundable license fees when agreement terms require no additional performance with respect to such on the part of the Company. Revenue from the sale of Ampligen under cost recovery clinical treatment protocols approved by the FDA are recognized when such product is invoiced to the patient. Revenue related to the sale of Ampligen were $258,715, $400,708 and $678,248 for 1997, 1998 and 1999 respectively.

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

(i) Sales of Subsidiary Stock

The Company intends to account for any sales of its subsidiaries' stock as capital transactions. However, as of December 31, 1998 and 1999, the Company owned 100% of each subsidiaries stock. Any sales of subsidiary stock to a third party would represent a minority ownership in the specific subsidiary.

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

Comprehensive loss is summarized below:

                                    1997           1998           1999
Net loss                       $(6,106,860)    $(7,324,093)   $(9,201,227)
Net unrealized gain (loss)
investment securities               (2,183)          2,507           (324)
                               ------------    -----------    ------------
Total comprehensive loss       $(6,109,043)    $(7,321,586)   $(9,201,551)
                               ============    ===========    ============

(k)            Use of estimates.  The preparation of
               financial statements in conformity with
               generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(l)            On December 31, 1999, Biovail
               Corporation agreed to purchase 285,714
               shares for $2,250,000.  120,000 of these
               shares were issued from the treasury.
               The remaining 165,714 shares were new
               issuances.  The funds were received on
               February 3, 2000.


(3) Investments

Securities classified as available for sale are summarized below.

                                                     1998
                                                 --------------
                                                   Unrealized
                                      Adjusted   --------------   Carrying
                                        Cost     Gains   (Losses)   Value
                                       -------   -----    ------  -------
U.S. Treasury note                   $  499,831  $ 324  $    -   $ 500,155
Federal National Mortgage Notes       1,091,223    -         -   1,091,223
                                      ---------   -----   ------- --------
                                     $1,591,054  $ 324  $    -  $1,591,378
                                      =========  ======   ======= ========

                                                     1999
                                                 --------------
                                                   Unrealized
                                      Adjusted   --------------    Carrying
                                        Cost     Gains   (Losses)    Value
                                       -------   -----    ------  ----------
Federal Home Loan Bank Note          $  681,210    -        -     $  681,240
General Electric Note                   979,840    -        -        979,840
CP ML & Co. Note                        491,916    -        -        491,916
                                    -----------  -----   ------   ----------
                                     $2,152,966    -        -     $2,152,966
                                    ===========  =====   ======   ==========


(4) Stock-Based Compensation

In 1997, the Company granted 64,597 stock purchase options to employees with at least one year of service in recognition of services performed and services to be performed. For purposes of proforma disclosure required by Statement of Financial Accounting Standards No. 123 (SFAS 123") Accounting for Stock-Based Compensation, the per share weighted average fair value of the stock purchase warrants granted during 1997 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of zero, risk free interest rate ("rate") of 6.14%, volatility 112.25%, and an expected life of 5 years. In 1998, the Company granted 1,113,000 warrants to employees in recognition of services performed and services to be performed. For purposes of Pro forma Disclosure for FAS 123 the fair value of the stock purchase warrants granted during 1998 was also determined using the Black-Scholes option pricing model with the rate of 6.14% volatility of 45.67%-73.31%, and expected lives of 2-5 years. In 1999, the Company granted 275,000 warrants to employees in recognition of services performed and services to be performed. For purposes of Proforma Disclosure for FAS 123, the fair value of the stock purchase warrants granted during 1999 was also determined using the Black-Scholes option pricing model with the rate of 5.81% volatility of 135.4% - 294.31%, and expected life of 2 years.

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

                                    1997          1998         1999
                                    ----          ----          ----
  Net loss      As reported    $(6,106,860)   $(7,324,093)  $(9,201,227)
                Pro forma      $(6,203,259)    (8,199,994)  (10,537,963)

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

(5) Accrued Expenses

Accrued expenses at December 31, 1998 and 1999 consists of the following:

                                                    December 31,

                                                   -------------
                                                  1998       1999
                                                  ----       ----
Accrued payroll and benefits . . . . . . .     $  5,981    $ 40,521
Accrued polymer purchases  . . . . . . . .       66,197         -
Accrued fees for HIV studies . . . . . . .       41,936      41,936
Accrued taxes. . . . . . . . . . . . . . .       85,159      64,283
Accrued professional fees. . . . . . . . .       35,500     181,563
Accrued directors fees . . . . . . . . . .       41,350      23,350
Accrued other. . . . . . . . . . . . . . .       63,251      68,200
                                              ---------    ---------
                                               $339,374    $419,853
                                              =========    ========

(6) Stockholders' Equity

(a) Common Stock

The Company is authorized to issue 50,000,000 shares of $.001 par value Common Stock. As of December 31, 1998 and 1999, 26,162,040 and 27,806,572 shares were issued and outstanding, respectively.

(b) New Equity Financing

New equity financing in 1998 and 1999 included the private placement of common stock for an aggregate of $2,234,000 and $1,969,272 in net proceeds, respectively. Certain warrantholders exercised their stock warrants, which generated an additional $8,812,254 and $1,923,473 in equity proceeds to the Company in 1998 and 1999, respectively.

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

                              1997               1998              1999
                          -----------        -------------      -------------
                               Weighted             Weighted         Weighted
                               Average              Average          Average
             Option            Exercise             Exercise         Exercise
             Price     Shares   Price      Shares    Price     Shares Price
             ------    ------   -------    ------    -------   ------ -------
Outstanding,
beginning
of year     $1.06-4.34 234,953   $3.23      291,256    $3.35   294,609  $3.56

Granted     $3.50-6.00  64,597   $3.50       20,000    $3.50       -       -

Canceled    $3.50         -        -        (4,482)    $3.50      (609) $3.50

Exercisable $1.06-3.50 (8,294)   $1.06     (12,165)    $2.93       -       -
             --------  ------               ------              ------- -----
Outstanding,
end of year $1.06-6.00 291,256   $3.35      294,609    $3.56    294,000 $3.60
             ========  ======               ======              =======
Exercisable            206,867   $3.62      229,523    $3.48    250,915 $3.55
                       ======               ======              =======
Exercised in
current
and prior years       (18,870)             (31,035)            (31,035)
                      =======               ======              =======
Available
for future
grants                150,672              135,154             135,763
                      =======               ======             ======

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

(ii) Warrants

The warrants outstanding at December 31, 1999, related to the issuance of former notes payable and stockholder notes payable which are exercisable into Common Stock, are subject to adjustments for stock splits and dividends.

                                            Common Stock

                                        --------------------
                                        Exercise   Number of
                                         Price      Shares     Expiration
                                        --------   ---------   ----------
Notes payable:
 Former noteholders . . . . . . . .      $10.85      119,807   Nov. 2005
    "         "          "      . .       $2.00       30,000     "   "
Stockholders notes:
 Stockholders . . . . . . . . . . .       $3.50      252,160    Oct. 2004
 Stockholders . . . . . . . . . . .       $3.50      200,000    Oct. 1999
                                                    ---------
                 Subtotal:                           601,967
                                                    =========
(iii) Other Warrants

In addition, the Company has other issued warrants outstanding - totalling 13,406,043 which consists of the following:

In November, 1994, the Company granted Rule 701 Warrants to purchase an aggregate of 2,080,000 shares of Common Stock to certain officers and directors. These Warrants are exercisable at $3.50 per share and, if not exercised, were to expire in September, 1999. On February 19, 1999 the Board of Directors extended the expiration date for three more years. At December 31, 1999, there were 1,845,000 Rule 701 warrants remaining.

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

In May, 1995, the Company and certain officers, directors and shareholders entered into a standby finance agreement pursuant to which the parties agreed to provide an aggregate of $5,500,000 in financing to the Company during 1995 in the event that existing and additional financing was insufficient to cover the cash needs of the Company through December 31, 1996. In exchange, the Company issued warrants to purchase an aggregate of 2,750,000 shares of Common Stock at $1.75 per share to the parties. In 1998, 592,000 and in 1999, 15,000 of these warrants were exercised, leaving a balance of these warrants is 1,868,000.

In June 1995, the Company entered into an agreement with The Sage Group whereby, in return for identifying certain distribution partners, The Sage Group will receive certain percentages of the proceeds from the first distribution agreement arising from such identification. In addition, the Company will pay to The Sage Group a monthly retainer and has given warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.75 share. In May, 1996, additional warrants to purchase 140,000 shares of Common Stock were issued at an exercise price of $3.50. 50,000 of these warrants were exercised in 1999. In May, 1997, additional warrants to purchase 250,000 shares of common stock were issued at an exercise price of $3.50, as part of the engagement contract.

In connection with the IPO completed on November 7, 1995, the Company sold 5,313,000 units. Each unit consisted of one share of common stock and one Class A Redeemable Warrant exercisable at $4.00 per share. Warrant holders exercised 100 shares at the exercise price during 1997, 664,090 during 1998 and 168,500 in 1999.

Also, as part of the underwriting agreement, the underwriter received warrants to purchase 462,000 shares of common stock at $5.775 per share, these warrants were exercised in 1998. The underwriter also received 462,000 Class A Redeemable Warrants to purchase common stock at $6.60 per share. These warrants expire five years from the date of the IPO.

In connection with the stock issued in September, 1997, the company issued 385,067 warrants to several entities to purchase common stock at $4 per share, 149,034 of these warrants were exercised in 1998, and 173,300 were exercised in 1999. The remaining 62,733 warrants will expire December 31, 2000.

In each of the years 1998 and 1999, the Company issued 300,000 warrants to investment banking firms for services performed on behalf of the Company. These warrants have various vesting dates and exercise prices ranging from $4.00 to $10.00 per share. In 1999, 100,000 of these warrants were exercised.

2,748,000 warrants have been granted to other parties, stockholders and employees for services performed. These warrants are exercisable at rates of $2.50 to $10.00 per share of common stock and the exercise price was equal to the fair market value of the stock on the date of grant. 275,000 of the 2,748,000 warrants outstanding were granted to employees with a weighted average exercise price of $7.14 per share and have been included in the pro-forma loss calculation in footnote 4.

(iv) Subsidiary Warrants

In May 1995, the officers and directors of BioAegean Corp. were elected and approved. The board of directors approved the issuance of 6,000,000 shares of Common Stock, of which 1,000,000 shares are to be offered for sale to certain investors at $1.00 per share. In addition, the directors approved options for directors and officers totaling 1,200,000 shares at an exercise price of $1.00. In consideration for licensing certain patents, the board authorized 1,000,000 shares of common stock to be issued to Hemispherx BioPharma, Inc., options for an additional 1,000,000 shares of common stock at the lesser of the initial public offering price of BioAgean Corp. or $5.00 per share and 10,000 shares of Preferred stock to Hemispherx BioPharma, Inc. Only the common stock shares of Hemispherx BioPharma, Inc have been issued as of December 31, 1998 and 1999.

(7) Convertible Preferred Stock

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

(8) Segment and Related Information

In June 1997, the FASB issued Statement of Financial Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for periods beginning after December 15, 1997. This Statement affects reporting in financial statements only and has no impact on the Company's results of operations, financial condition or liquidity.

As the Company has one management team in one location performing research and development activities for Ampligen, no additional segment disclosure beyond what is reported in the consolidated financials is necessary under SFAS No. 131.

The following table presents revenues by country based on the location of the use of the product services.



                       1997        1998        1999
                     --------    --------    --------

United States        $117,975    $194,815    $391,181


Belgium               104,044     179,120     258,817


Other                  36,736      26,773      28,250
                     --------    --------    --------
                     $258,715    $400,708    $678,248
                     ========    ========    ========

(9) Research, Consulting and Supply Agreements


The Company has entered into various clinical research agreements for the purpose of undertaking clinical evaluations of the safety and efficacy of Ampligen. The Company's obligation under these agreements is primarily dependent on the number of actual patients enrolled in the study and may be terminated without penalty at any time. During the years ending December 31, 1997 and 1998, the Company incurred approximately $179,000 of research fees under this agreement with Hahnemann Medical University in Philadelphia. Such costs were expensed as incurred. No such costs were incurred in 1999.

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

In December, 1999, the Company entered into an agreement with Biovail Corporation International ("Biovail"). Biovail is an international full service pharmaceutical company engaged in the formulation, clinical testing, registration and manufacture of drug products utilizing advanced drug delivery systems. Biovail is headquartered in Toronto, Canada. The agreement grants Biovail the exclusive distributorship of the Company's product in the Canadian territories subject to certain terms and conditions. In return, Biovail agrees to conduct certain pre-marketing clinical studies and market development programs, including without limitation, expansion of the Emergency Drug Release Program in Canada with respect to the Company's products. In addition, Biovail agrees to work with the Company in preparing and filing of a New Drug Submission with Canadian Regulatory Authorities. Biovail invested several million dollars in Hemispherx equity at prices above the then current market price and agreed to make further payments based on reaching certain regulatory milestones. The Agreement requires Biovail to penetrate certain market segments at specific rates in order to maintain market exclusivity.

The Company has entered into agreements for consulting services which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 1997, 1998 and 1999, the Company incurred approximately $124,000, $269,000, and $664,0000, respectively of consulting service fees under these agreements. These costs are expenses as incurred.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 1997, 1998, and 1999, the Company provided matching contributions to each employee for up to 6% of annual pay of $30,598, $36,958 and $46,616 respectively.

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


The Company has contractual agreements with three of its officers. The contract with one of the officers was terminated in 1999 and a buy-out amount of $143,000 was paid to this officer. The aggregate annual base compensation under these contractual agreements for 1997, 1998, 1999 is $611,678, $622,952 and $815,413 respectively.
1999 includes the buy-out amount of $143,000 for the terminated contract. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 1998, a performance bonus of $90,397 was granted. In 1997 no performance bonuses were granted. Pursuant to the employment agreements, certain officers were granted options under the 1990 Stock Option Plan to purchase an aggregate of 82,942 shares of the Company's Common Stock at exercise prices ranging from $2.72-$4.34 and Rule 701 Warrants to purchase 2,080,000 shares of Common Stock at $3.50 per share. One of the employment agreements provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement.

In October 1994, the Company entered into a licensing agreement with Bioclones (Propriety) Limited (SAB/Bioclones) with respect to codevelopment of various RNA drugs, including Ampligen, for a period ending three years from the expiration of the last licensed patents. The licensing agreement provides SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia) as well as the United Kingdom and Ireland (the licensed territory). In exchange for these marketing and manufacturing rights, the licensing agreement provides for: (a) a $3 million cash payment to the Company, all of which was recorded during the year ended December 31, 1995; (b) the formation and issuance to the Company of 24.9% of the capital stock of Ribotech, a company which develops and operates a new manufacturing facility by SAB/Bioclones, and (c) royalties of 6% to 8% of net sales of the licensed products in the licensed territories as defined, after the first $50 million of sales. SAB/Bioclones will be granted a right of first refusal to manufacture and supply to the Company licensed products for not less than one third of its world-wide sales of Ampligen, excluding SAB/Bioclones related sales. In addition, SAB/Bioclones will have the right of first refusal for oral vaccines in the licensed territory. In 1996, 1997, 1998 and 1999, the Company paid Ribotech a total of $581,556 for the purchase and delivery of polymers.

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

     Future minimum lease payments under noncancelable operating leases are as follows:

   Year ending                                   Operating
   December 31,                                   leases
   -----------                                   ---------
   2001. . . . . . . . . . . . . . . . . . . .    $ 33,622
   2002. . . . . . . . . . . . . . . . . . . .      15,972
   2003. . . . . . . . . . . . . . . . . . . .       2,240
                                                  ----------
   Total minimum lease payments . . . . . .       $ 51,834
                                                  ==========

Rent expense charged to operations for the years ended December 31, 1997, 1998 and 1999 amounted to approximately $292,000, $308,000 and
$340,978 respectively.
The term of the lease is through April 30, 2000 with an average rent of $14,507 per month, plus applicable taxes and charges.

(13) Income Taxes

As of December 31, 1999, the Company has approximately $53,231,000 of federal net operating loss carryforwards (expiring in the years 2003 through 2019) available to offset future federal taxable income. The Company also has approximately $5,096,000 of state net operating loss carryforwards (expiring in the years 2006 through 2009) available to offset future state taxable income. In addition, the utilization of the state net operating loss carryforward is subject to a $2,000,000 annual limitation.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate goal realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 1998 and 1999.

During 1999, the Company amended their prior year tax returns to capitalize research and development costs to extend the life of the net operating losses. The effect of the amended returns is an increase in the deferred tax asset for research and development and a decrease in the deferred tax asset for net operating losses at December 31, 1999.

The components of the net deferred tax asset of December 31, 1998 and 1999 consists of the following:

Deferred tax assets:           1998                1999
                            -----------        -----------

Net Operating Losses        $20,526,592        $18,607,504


Accrued Expenses and
Other                            19,617             41,117


Capitalized R&D Costs                 0          3,722,346
                             ----------         ----------
                             20,546,209         22,370,967

Valuation Allowance         (20,039,868)       (21,840,360)
                             ----------         ----------
                            $   506,341        $   530,607
Deferred tax
liabilities:

Amortization and Other         (506,341)          (530,607)
                            ===========         ==========
                            $         0        $         0
                            ===========         ==========

(14) Contingencies

On September 14, 1998, VMW, Inc. filed a complaint against the Company in the United States District Court, Southern Division of New York, The complaint alleges that the Company failed to fulfill its financial obligations to VMW, Inc. with respect to a certain letter agreement pertaining to marketing services rendered. VMW, Inc. claims damages of less than $100,000. The Company counterclaimed alleging breach of contract by VMW and have demanded damages of approximately $25,000. Both parties settled this dispute in 1998 and executed Mutual Releases.

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

The complaint presently contains claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the current defendants' false and defamatory statements. (The complaint further alleges that defendants defamed and disparaged the Company in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present).

On April 19, 1999, defendants Asensio and Asensio & Company, Inc., filed an answer and counterclaim against the Company. The counterclaim alleges that on or about September, 1998, and in response to defendants' strong sell recommendation and other press releases about Hemispherx and its officers and directors, the Company made defamatory statements about defendants, including that defendants' attacks and manipulative short-selling scheme may have constituted criminal wrongdoing on the part of defendants. The Company has denied the material allegations of the counterclaim and is vigorously defending against the counterclaim. In August, 1999, several of the short sellers in Hemispherx were indicted by the U.S. Attorney in New York for money laundering and manipulation in another non-Hemispherx matter. The parties are presently engaged in discovery which is currently scheduled to conclude in the Spring, 2000.

The Company is subject to claims and legal actions that arise in the ordinary course of their business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.

(15) Stock Repurchase

On February 19, 1999, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock on the open market. The repurchased shares will eventually be used for acquisitions or other purposes. On February 8, 2000, the Board authorized the repurchase of another 200,000 shares.

(16) Subsequent Events

On March 6, 2000, Cook Imaging Corp. et. al, filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania. Cook Imaging Corp. asserts that the Company refuses to pay for certain Ampligen manufacturing efforts undertaken by Cook. The Company plans to respond to the complaint within the next twenty days. In essence, the Company maintains that Cook Imaging Corp. did not perform as required by the contract under GMP (Good Maintenance Practices) conditions. The Company does not believe that Cook Imaging Corp. will prevail in this matter.