Form 10-Q
period 2000-03-31
HEMISPHERX BIOPHARMA INC
filed 2000-05-15
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
29,129,310 shares of common stock issued and outstanding as of March 31, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                December 31,    March 31,
                                                    1999          2000
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $ 6,396,423   $ 9,893,354
  Short Term Investments                           2,152,966     2,235,753
  Accounts Receivable                                 75,350        94,700
  Stock subscription receivable                    2,250,000           -
  Prepaid expenses and other current assets          142,950       122,257
                                                 -----------    ----------
    Total current assets                          11,017,689    12,346,064

  Property and equipment, net                        333,360       366,205
  Patent and trademark rights, net                 1,362,709     1,326,233
  Investments in unconsolidated affiliates         1,413,000     1,449,000
  Other assets                                        40,982       574,768
                                                 -----------    ----------
      Total assets                               $14,167,740   $16,062,270
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $ 1,091,023   $ 1,026,836
  Accrued expenses                                   419,853       154,508
                                                 -----------    ----------
    Total current liabilities                      1,510,876     1,181,344

Commitments and contingencies

Stockholders' equity:
  Common stock                                        27,975        29,537
  Additional paid-in capital                      84,875,289    91,785,756
  Deferred compensation                             (310,455)     (155,228)
  Treasury stock
     (167,935 and 408,235 shares respectively     (1,018,712)   (3,889,850)
  Accumulated deficit                            (70,917,233)  (72,889,289)
                                                 -----------    ----------
    Total stockholders' equity                    12,656,864    14,880,926
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $14,167,740   $16,062,270
                                                 ===========    ==========


See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)
                                              For the Three months ended
                                                      March 31
                                               --------------------------
                                                  1999            2000
                                               ----------      ----------

Revenues:
 Cost recovery - clinical treatment programs  $   131,728     $   210,062
 Cost recovery - other                                -            97,504
                                               ----------      ----------
    Total revenues                                131,728         307,566
                                               ----------      ----------

Costs and expenses:
  Research and development                      1,535,498       1,363,176
  General and administrative                    1,265,114         913,242
  Stock compensation expense                      378,079         155,227
                                               ----------      ----------
    Total cost and expenses                     3,178,691       2,431,645
Interest and other income                         146,910         152,023
                                               ----------      ----------
   Net loss                                   $(2,900,053)    $(1,972,056)
                                               ==========      ==========


Basic loss per share                           $   (0.11)    $     (0.07)
                                               ==========      ==========

Weighted average shares outstanding            26,273,707      28,253,028
                                               ==========      ==========

Diluted loss per share                         $   (0.11)    $     (0.07)
                                               ==========      ==========

Weighted average common and dilutive
  equivalent shares outstanding                26,273,707      28,253,028
                                               ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
                                For the three months ended March 31, 2000
                                                                                                    Total
                                                                                                 stockholders'
                  Common       C/S .001   Additional      Deferred      Accumulated   Treasury      equity/
                  stock shares Par value  paid-in capital Compensation  deficit       stock        (deficit)
                  ------------ ---------  --------------- ------------  -----------   --------   -------------
Balance 12/31/99   27,974,507    $27,975     $84,875,289    $(310,455) $(70,917,233) $(1,018,712)  $12,656,864

Common stock
issued              1,561,495      1,560       7,003,993                                 122,906     7,128,459

Common stock
issued in settlement
of debt                 1,543          2          19,296                                                19,298

Purchase of
warrants             (112,822)                                                                        (112,822)

Treasury stock                                                                        (2,994,044)   (2,994,044)

Stock compensation                                            155,227                                  155,227

Net loss                                                                  (1,972,056)               (1,972,056)
                  ------------ ---------  --------------- ------------  -----------    --------   -------------
Balance 3/31/00    29,537,545    $29,537     $91,785,756    $(155,228)  $(72,889,289)$(3,889,850)  $14,880,926
                  ============ =========  =============== ============  ============   =========  =============

See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                  For the three months ended
                                                  --------------------------
                                                             March 31
                                                        1999         2000
                                                   ----------      ----------


Cash flows from operating activities:

 Net loss                                            $(2,900,053) $(1,972,056)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                   20,440       29,375
 Amortization of patents rights                           51,835       63,377
 Write-off of patent rights                                7,962        2,144
 Stock option compensation expense                       378,079      155,227
 Changes in assets and liabilities:
  Accounts receivable                                      1,400      (19,350)
  Prepaid expenses and other current assets              (15,769)      20,693
  Accounts payable                                       620,587      (44,889)
  Accrued expenses                                       (73,998)    (265,345)
  Other assets                                            (2,520)    (500,000)
                                                       ---------     ---------
  Net cash used in operating activities               (1,912,037)  (2,530,824)
                                                       ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                     (118,573)     (62,220)
 Additions to patent rights                              (69,764)     (29,045)
 Marketable securities matured                         1,591,054    2,152,966
 Purchase of marketable securities                      (500,000)  (2,235,753)
 Other investments                                           -        (69,786)
                                                       ---------    ---------
  Net cash provided by (used in) investing activities    902,717     (243,838)
                                                       ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                        -    2,250,000
 Exercise of warrants                                    208,000    7,128,459
 Purchase of warrants                                          -     (112,822)
 Purchase of treasury stock                             (674,186)  (2,994,044)
                                                       ---------    ---------
  Net cash provided by (used in) financing activities   (466,186)   6,271,593
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents  (1,475,506)   3,496,931
Cash and cash equivalents at beginning of period      12,025,073    6,396,423
                                                       ---------    ---------
Cash and cash equivalents at end of period           $10,549,567  $ 9,893,354
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

These consolidated financial statements should be read in conjunction with the Company's 1999 consolidated financial statements included in the Company's Form 10K statement filed with the SEC on March 29, 2000.


NOTE 2: STOCK COMPENSATION:

The Company recorded stock/warrant compensation expense of $155,227 during the quarter ended March 31, 2000 and $378,079 during the quarter ended March 31,1999 for warrants granted to purchase Common stock to non-employees of the Company. This expense had no effect on shareholder equity as it was offset by an increase in additional paid-in capital.

In 1999, the Company granted 250,000 stock warrants to the Members of the Board of Directors in recognition of services performed and services to be performed. These warrants are exercisable at the fair value price on the date of issuance ranging from $6.50-$8.00 per share. The Company applies APB Opinion No. 25 in accounting for stock-based compensation of its employees and, accordingly, no compensation expense has been recognized for stock purchase rights issued to employees in the financial statements.

NOTE 3:  COMPREHENSIVE INCOME:

In January, 1998,the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the three months ended March 31, 1999 and 2000 the Company had no "other comprehensive income." The total comprehensive loss equals the net loss for each of the three months ended March 31, 1999 and 2000.

 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


BACKGROUND

The Company is using it's proprietary nucleic acid pharmaceutical technologies to develop therapeutic products for the treatment of viral diseases, immune system dysfunction and certain cancers. The Company's technology is the result of years of research and development. The Company's first generation drug technology utilizes specifically configured double-stranded ribonucleic acid ("RNA"). The first RNA drug product based on this technology, tradenamed Ampligen, is an investigational drug in advanced clinical testing in the United States and Europe. The Company believes that Nucleic Acid pharmaceuticals represent a potentially new class of pharmaceutical products designed to act at the molecular level for the treatment of various human diseases. The Company is developing Ampligen in clinical tests for chronic, incurable diseases, several of which presently have limited or no alternative therapy such as Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS), Chronic Hepatitis B Virus
(HBV) and Human Immunodeficiency Virus (HIV). The Company is presently focused on obtaining regulatory approval for Ampligen in the treatment of patients afflicted with ME/CFS. Ampligen is presently undergoing confirmatory, pivotal, clinical trials in the United States and Europe for treating ME/CFS patients.

The Company's research, development, clinical trials and the manufacturing and marketing of its products are subject to extensive regulation by numerous governmental agencies in the United States and other countries. None of the Company's products have been approved for commercial sale by the Food and Drug Administration ("FDA") or other foreign regulatory authorities. The process of obtaining regulatory approvals is rigorous, lengthy and will continue to require the expenditure of substantial resources. The Company's current revenues are derived from the sale of Ampligen on a pre-approval cost recovery basis to certain patients afflicted with ME/CFS. Such Cost Recovery Programs have been approved on a limited basis in the United States, Canada, Belgium and Austria. The Company's other major source of income comes from interest earned on the short term investment of surplus funds. The Company has also been dependent on equity financing to provide a major portion of operating funds and there can be no assurance that the Company will be able to obtain the necessary regulatory approvals.

PRODUCT DEVELOPMENT

An FDA authorized, randomized, double-blind, placebo-controlled Phase III clinical trial is currently underway at multiple locations in the United States to test the efficacy of Ampligen in the treatment of 230 patients afflicted with ME/CFS. As of March 31, 2000, more than 130 patients were receiving the study medication/placebo at nine investigator locations. Counting patients already identified and/or discontinued, overall enrollment is greater than 80%. Each patient is to participate in the double-blind segment of the program for forty weeks. Patient accrual, including 'drop-out' rates are within the Company's projections, derived when the original protocol was developed, in order to achieve outcomes sufficient to support statistical and medical significance of this confirmatory, Phase III pivotal study. Upon completion, the Company will evaluate the clinical data collected and submit the results to the FDA for review. The Company and its representatives are presently in discussions with regulatory authorities regarding an"interim analysis" of the ongoing test during year 2000. The Company plans to convene an independent data safety monitoring board (DSMB). This independent body would report results directly to the regulatory authorities in order to accelerate final review and decision making.

In addition, the FDA has authorized a Phase II/III Cost Recovery Clinical Trial at multiple locations throughout the United States to enroll and treat up to 100 ME/CFS patients with Ampligen. This program allows the Company to charge the patients for the cost of the drug. As of March 31, 2000, some 75 patients have been or are being treated in this program. Similar Cost Recovery Treatment Programs have been initiated in several European countries. These programs are producing valuable scientific data which will be presented at international clinical research conferences later in the year.

Recent laboratory studies show that Ampligen is highly synergistic with many of the FDA approved HIV medications. These lab results were presented at the Immune Based Therapy and Search for a Cure Conferences in Boston last December and more recently at the International Virology Congress, Baltimore, Maryland in April, 2000. This new information created new interest in the potential of using Ampligen in combination with highly active anti-retroviral therapy (HAART). The Company plans to support investigator initiated clinical programs in this area during quarters 2, 3 and 4 of this year.

Manufacturing

Until recently, the Company has distributed Ampligen in the form of a freeze-dried powder to be formulated by pharmacists at the site of use. The Company has perfected a production process to produce ready to use liquid Ampligen in dosage form which will mainly be used upon commercial approval of Ampligen. The Company has engaged the services of Schering-Plough Products to mass produce ready to use Ampligen doses. Schering-Plough has completed several successful pilot production runs which meet the required product specifications. Larger production runs are planned for the future.

Pharmaceutical Inspectors for the European Medical Evaluation Agency ("EMEA"), a central committee for approving new medications on a pan-European basis, inspected the Company's Ampligen Processing Center in Rockville, Maryland in February, 2000 and recently issued a favorable report, namely that the facility operates at a satisfactory level of Good Manufacturing Practices ("GMP") consistent with registering and marketing a new medicinal product for therapeutic use in humans within the European community.

Europe

In January, 2000, the Company's wholly-owned subsidiary Hemispherx Biopharma Europe S.A. ("HBE") was awarded a research and development grant from the major European Pharmaceutical Company, Rhone-Poulenc S.A. Under the terms of the grant,HBE will confer on the ongoing developments of its nucleic acid technology and the resultant potential therapeutic benefits with Rhone-Poulenc SA and/or its successor company, Aventis Pharma.

HBE recently temporarily withdrew its ME/CFS treatment application in order to change the application for two reasons based on economics of the manufacturing/marketing process. The application, which was filed in December 1998, prescribed a freeze-dried product that was manufactured in small quantity lots in small capacity facilities. Meanwhile, the Company was working with Schering-Plough to produce an easier to use, more economic, liquid form product in large quantities at their drug manufacturing plant in Puerto Rico. Also, in December 1999,the European Parliament officially established new regulations for orphan medicinal products which creates important economic incentives for certain manufacturers including a marketing exclusivity, possible financial support, etc. Under European Union law, pending marketing applications cannot be amended without withdrawing such and resubmitting them. Management believes that the advantages of changing the application to the new manufacturing platform and also utilizing the new regulations which allow market exclusivity offer longer term economic advantages that outweigh any attendant delay in the overall review process.

Strategic Alliances

In March, 2000, the Company initiated a letter of understanding regarding an investment in Chronic Biomedical, as well as, an alliance in developing human genomics diagnostics. Chronix's technology is based on molecular identification of the changes in the human genome as a result of viruses or other toxic environmental exposures. Chronic has filed patents on the platform technology of detecting these "reshuffled" genes. Under the strategic agreement being envisioned, the Company and Chronix will jointly develop intellectual property on new products for diagnosing the various stages of gene reshuffling. Hemispherx also has certain rights of first refusal on new therapeutic products which may derive from the genomic analysis technology and will receive royalties on certain diagnostic products related to Gulf War Syndrome and Chronic Fatigue Syndrome.

The Company met with the Canadian Health Ministry in Ottawa, with its strategic partner, Crystaal Corp.(a division of Biovail) to discuss a product registration strategy for the Canadian market. The Company believes that this strategic alliance will significantly enhance its abilities to operate within the Canadian ethical pharmaceutical arena.

Recent Developments

On May 10, 2000, the Company announced that it was commencing legal action against the France based pharmaceutical company, Beaufour Ipsen (Beaufour), for patent infringement in the European Union (EU). This action was precipitated by the recent aggressive Pan-European patent filing efforts of Beaufour for the drug, polyadenur as an effective treatment of chronic hepatitis. Some months ago, Beaufour filed patent applications in France which are being contested as infringing on patents held by the Company. Independent EU examiners have raised objections to the novelty and potential validity of the Beaufour applications and have cited six different patents held by the Company as being examples of prior art against the therapeutic claims of Beaufour. The Company's patents are already issued and recognized in may parts of the world including the European Union.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 versus Three months ended March 31, 1999
--------------------------------------------------------------------------
The company's net loss was $927,997 less for the three month period ended March 31, 2000 versus the same three month period in 1999. The Company reported a net loss of $1,972,056 for the three months ended March 31, 2000 versus a net loss of $2,900,053 for the same period in 1999. Several factors contributed to the reduction in losses in 2000.

Revenues from the Company's ME/CFS Cost Recovery Treatment Programs underway in the United States and Europe were up $78,334 (59%). In addition, the Company received $97,504 in new research funding. Revenues were up $175,838.

In the first quarter of 1999, manufacturing incurred costs of $654,529 for the purchase of raw material to be used in drug production. In the first quarter of 2000, there were no raw material purchases thereby reducing manufacturing costs accordingly. All raw material, and dose production costs are expensed when acquired. Therefore the Company does not carry the inventory on its books.

Clinical and R&D costs were up $560,448 in the first quarter of 2000 versus the first quarter of 1999. Clinical trial costs were up due to the increased enrollment of patients in the Company's ME/CFS clinical trial in the United States. Also costs were increased in Europe due to efforts to expand the ME/CFS Cost Recovery Treatment Program in Europe and related market development programs.

General and Administrative expenses were down $351,872 primarily due to reduced legal fees, outside consultants and public relations expenses. These expenses were down a total of $282,444. Costs to evaluate the possible spin-off of a wholly owned subsidiary were incurred in 1999 and not repeated in 2000. Wages and related were basically flat on a quarter to quarter basis.

Stock compensation expense was down by $222,852. Stock compensation expenses reflect the fair value of the common stock including warrants granted to non-employees of the Company for services provided.

LIQUIDITY AND CAPITAL RESOURCES

The Company's overall cash position increased $3,579,718 in the period of December 31, 1999 to March 31, 2000. Cash, cash equivalents and short term investments at March 31, 2000 were $12,129,107 compared to $8,549,389 at December 31, 1999.

In the first quarter, cash proceeds received from warrantholders exercising common stock warrants totaled $7,128,459. In addition, Biovail International acquired 285,714 shares of the Company's common stock for $2,250,000 in a private transaction pursuant to the terms of their Licensing Agreement.

Revenues from the ME/CFS clinical treatment cost recovery programs underway in the United States, Canada and Belgium produced $210,063 in revenues for the first three months of 2000, substantially higher than in previous quarters. Interest income on the short term investment of surplus funds produced $140,545, a slight decrease from the prior year. A research grant to the Company produced $97,504.

Cash used for operations in the first quarter of 2000 totaled $2,530,824. Non-operating cash used included $2,994,044 to acquire 185,000 shares of the Company's common stock pursuant to a share buy back program authorized by the Company's Board of Directors.

All clinical trial drug products were fully expensed although some are expected to be sold under the expanded access, cost-recovery, pre-marketing programs authorized by FDA and various regulatory bodies in other countries. As the clinical testing effort in the United States accelerates and the European market development activity increases, the operating burn rate may increase periodically. However, certain of the operating, as well as the non-operating cash outlays are of a one time nature and are expected to decline significantly. Also revenues from expanded access product sales is expected to continue to increase in the coming months.

The Company expects warrant holders to continue exercising the Class A redeemable warrants and private warrants from time to time depending on the trading price of the Company common stock. As of March 31, 2000, the Company has 4,385,748 Class A redeemable warrants outstanding. These warrants can be exercised at $4.00 per share. In addition, there are 462,000 Class A redeemable warrants outstanding at an exercise price of $6.60 per share. Non-public warrants outstanding total 7,679,770 with a weighted average exercise price of $3.85. The Class A Redeemable Warrants must be exercised or redeemed by November 2, 2000 as these Warrants expire on that date.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company's market risks, see Item 7a "Quantitative and Qualitative Market Risk" in the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1999.

Part II   OTHER INFORMATION

ITEM 1:   Legal Proceedings

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

The complaint presently contains claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the current defendants' false and defamatory statements. The complaint further alleges that defendants defamed and disparaged the Company in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present.

On April 19, 1999, defendants Asensio and Asensio & Company, Inc., filed an answer and counterclaim against the Company. The counterclaim alleges that on or about September, 1998, and in response to defendants' strong sell recommendation and other press releases about Hemispherx and its officers and directors, the Company made defamatory statements about defendants, including that defendants' attacks and manipulative short-selling scheme may have constituted criminal wrongdoing on the part of defendants. The Company has denied the material allegations of the counterclaim and is vigorously defending against the counterclaim. In August, 1999, several of the short sellers in Hemispherx were indicted by the U.S. Attorney in the Southern District of New York for money laundering and manipulation in another non-Hemispherx matter. The trial date has been rescheduled for the September 2000 trial pool.

On March 6, 2000, Cook Imaging Corp, et al,filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania. Cook Imaging Corp. asserts that the Company refuses to pay for certain Ampligen manufacturing efforts by Cook. The Company has responded to the complaint. In essence, the Company maintains that Cook Imaging Corp. did not perform as required by the contract under GMP (Good Maintenance Practices) conditions. The Company does not believe that Cook Imaging Corp. will prevail in this matter.

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

In June 1999,the Company filed a registration statement on Form S-3 with the SEC registering certain warrants and the shares of Common Stock underlying those warrants on behalf of certain warrantholders. The Company has entered into agreements with certain of the warrantholders providing for, among other things,
(a) an escrow and conditional lockup of one year from the effective date of the registration statement; and (b) the sale of such warrantholders' warrants during such one-year lockup through an agent or by the Company at prices set by the warrantholders. On September 19, 1999, the Registration Statement was amended. This amended document became effective October 1, 1999.

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

In January, February, and March, 2000 the Company acquired 220,300 shares of Common Stock on the open market at an average cost of $11.92 per share. This acquisition is part of the share buy back program authorized by the Board of Directors.

The foregoing private offerings were private transactions and exempt from registration under Section 4(2) of the Securities Act pursuant to Regulation D of the Act. All investors in these transactions are accredited.


ITEM 3:   Defaults in Senior Securities

None



ITEM 4:   Submission of Matters to a Vote of Security Holders

None



ITEM 5:   Other Information

The Company's Annual Meeting is scheduled to be held in Philadelphia, Pennsylvania at the Crowne Plaza in Center City on Wednesday, July 26, 2000 at 10:00 am. Only shareholders of record at the close of business on May 19, 2000 are entitled to receive notice of, and vote at the annual meeting.



ITEM 6:   Exhibits and Reports on Form 8K

On May 10, 2000 the Company filed Form 8K notifying the SEC of a change in Registrant's Independent Auditors.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.



                                     ---------------------------
Date: May 12, 2000                   William A. Carter, M.D.
                                     Chief Executive Officer & President




                                     --------------------------
Date: May 12, 2000                   Robert E. Peterson
                                     Chief Financial Officer