Form 10-K/A
period 1999-12-31
HEMISPHERX BIOPHARMA INC
filed 2000-08-11
CIK 946644

       1                       AMENDED
                              FORM 10-K/A
                    SECURITIES AND EXCHANGE COMMISSION
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1999
                                    OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from ________ to ________
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

Forward-Looking Statements and Risk Factors

Any statements in this Annual Report on Form 10-K, as amended about our expectations, beliefs, plans objectives, assumptions or future events or performance are not historical facts and are forward
-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should," and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report, as amended, for the year ended December 31, 1999. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

* General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; change in political, social and economic conditions;
* Increased competition in the biopharmaceutical industry; general risk of biopharmaceutical industry;
* Success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;
* Availability, terms and deployment of capital;
  Construction schedules; costs and other effects of legal and administrative proceedings;
* Dependence on senior management; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs;
* Development risks; risks relating to the availability of financing; and The following and other factors referenced in this Report including:

We may continue to incur substantial losses and our future profitability is uncertain.

	We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses. As of December 31,1999 our accumulated deficit was approximately $71,000,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.
We cannot assure you that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products.
We cannot assure you that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitability.

	Additional Financing Requirements.

	The development of our products has required and will continue to require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market and to establish commercial-sale production and marketing capabilities. Based on our current operating plan, we anticipate receipt of limited revenues form the sales of Ampligen under the Cost Recovery Clinical Programs and investors exercising the Class A Redeemable Warrants, which we believe will be sufficient to meet our capital requirements for the near future. The Company may need to raise substantial additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products.

     No regulatory agency has approved the full commercial sale of any of the Company's products.

	We cannot assure you that Ampligen will ultimately be demonstrated to be safe or efficacious. While Ampligen is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States, or in other countries in a timely fashion or at all or that we will complete these clinical trials. We cannot assure you that Ampligen will be commercially successful in any country that may approve its use. If Ampligen or one of our other products does not receive regulatory approval in the United States or elsewhere, our operations will be significantly affected.

	We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

	We need to acquire enforceable patents covering the use of Ampligen for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen for such disease. Our success depends, in large part, on our ability to obtain patent protection for our products and to obtain and preserve our trade secrets and knowhow. We have been issued certain patents on the use of Ampligen and Ampligen in combination with certain other drugs for the treatment of HIV. We have also been issued patents on the use of Ampligen in combination with certain other drugs for the treatment of chronic hepatitis B virus, chronic hepatitis C virus, and a patent which affords protection on the use of Ampligen in patients with chronic fatigue syndrome. We have not been issued any patents in the United States for the use of Ampligen as a sole treatment for any of the cancers which we have sought to target. Our applica-tions for United States patents for the use of Ampligen in the treatment of renal cell carcinoma and lung cancer are currently pending. We cannot assure you that any of these applications will be approved or that our competitors will not seek and obtain patents regarding the use of Ampligen in combination with various other agents, including AZT, for a particular target indication prior to us. If we cannot protect our patents covering the use of Ampligen for a particular disease, or obtain additional pending patents, we may not be able to successfully market Ampligen.

	The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves complex legal and factual questions.

	To date, no consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents. There can be no assurance that patent applications relating to our products or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology. it is generally anticipated that there may be significant litigation in the industry regarding patent and the intellectual property rights and that such litigation could requires substantial resources from us. No assurance':can be made that our patents will provide competitive advantages for our products or will not be successfully challenged o circumvented by our competitors. No assurance can be given that patents do not exist or could not be filed which would have a materially adverse effect on our ability to market our products or to obtain or maintain any competitive position the we may achieve with respect to our products. Our patents also may not prevent others from developing competitive products using related technology.

   	There can be no assurance that we will have the financial resources necessary to enforce patent rights we may hold.

	If we cannot enforce the patent rights we currently hold we may be required to obtain licenses from others to develop, manufacture or market our products. There can be no assurance that we would be able to obtain any such licenses on commercial by reasonable terms, if at all. We license certain proprietary information from third parties, some of which may have been developed with government grants under circumstances where the government maintained certain rights with respect to the proprietary information developed. No assurances can be given that such third parties will adequately enforce any rights they may have Or that the rights, if any, retained by the government will not adversely affect the value of our license. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our drug product which are carried out according to standard operating procedure manuals.

	We do not expect to be profitable unless we receive final regulatory Approval for Ampligen and it is successfully commercialized.

	Ampligen has not been approved for commercial use in the United States or elsewhere. We do not expect to be profitable unless we receive final regulatory approval and can successfully commercialize Ampligen or one of our other products. Our products, including Ampligen, are subject to extensive regulation by numerous governmental authorities in the United States and other countries, includ-ing, but not limited to, the Food and Drug Administration in the United States, the Health Protection Branch of Canada's Department of Health and Welfare, a federal regulatory agency in Canada, and the European Medical Evaluation Agency in Europe. Obtaining regulatory approval is a rigorous and lengthy process- and requires the expendi-ture of substantial resources. In order to obtain final regulatory approv-al of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended use and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market our products and receive product revenues or royalties.

	We may not be profitable unless we can produce Ampligen in commercial quantities at costs acceptable to us.

	We have never produced Ampligen or any other products in large commercial quantities. Ampligen is currently produced only for use in clinical trials. We must manufacture our products in compliance with regulatory requirements at commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facili-ties. If we cannot manufacture commercial quantities of Ampligen or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.

	If our distributors do not market our product successfully, we may notgenerate significant revenues or become profitable.

	We have limited marketing and sales capability. We need to enter into marketing agreements and third party distribution agreements for our prod-ucts in order to generate significant revenues and become profitable. To the extent that we enter into co-marketing or other licensing arrangements, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our agreement with Gentiva Health Services offers the potential to provide significant marketing and distribution capacity in the United States while licensing and marketing agreements with certain foreign firms should provide an adequate sales force in South America, Africa, United Kingdom, Australia and New Zealand, Canada and Austria.

	Gentiva Health Services is able to deliver treatment and services to chronic disease patients including infusion services, home nursing and other medical services through a national network of more than 500 locations. We cannot assure you that Gentiva Health Services or our foreign marketing partners will be able to successfully distribute our products, or that we will be able to establish future marketing or third party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues-. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a materially adverse effect on us. We are dependent upon certain third party suppliers for key components of the proposed products and for substantially all of the production process. If we cannot enter into future marketing and distribution agreements at terms acceptable to us, or if these distributors cannot effectively market and distribute our products, our operations will be negatively affected.

	No Assurance of Successful Product Development.

	The development of new pharmaceutical products is subject to a number of significant risks. Potential products that appear to be promising at an early stage of research or development may not reach the market for a number of reasons. Potential products may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Our products are in various stages of clinical and pre-clinical development; each will need to progress through further clinical studies and appropriate regulatory approval processes before any such products can be marketed.
We do not know when, if ever, Ampligen will be available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale. The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges and will require additional management and technical personnel and capital to the extent such manufacturing is not handled by third parties. There can be no assurance that our efforts will be successful or that any given product will be determined to be safe and effective, capable of being manufactured economically in commercial quantities or successfully marketed.

	There is no assurance that successful manufacture of a drug on a limited scale basis for investigational use will lead to a successful transition to commercial, large-scale production.

	Small changes in methods of manufacturing may affect the chemical structure of Ampligen and other such RNA drugs, as well as their safety and efficacy. Changes in methods of manufacture, including commercial scale-up may affect the chemical structure of Ampligen and, can, among other things, require new clinical studies.

	Rapid Technological Change.

	The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities than us, as well as substantial marketing, financial and managerial resources, and represent significant competition for us. There can be no assurance that developments by others will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with technological developments.

	Substantial Competition.

	Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments will offer competition to the our products. Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA and HPB product approvals more rapidly than us. If any of our products receive regulatory approvals and we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience. Our competitors may possess or obtain patent protection or other intellectual property rights that prevent, limit or otherwise adversely affect our ability to develop or exploit our products.

 	Limited Manufacturing Experience and Capacity.

	Ampligen is currently produced only in limited quantities for use in its clinical trials. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA and HPB pertaining to Good Manufacturing Practices regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

	We may be subject to product liability claims from the use of Ampligen or other of our products which could negatively affect our future operations.

	We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligen or other of our products results in adverse effects. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies or others manufacturing these products on our behalf. Our future operations may be negatively affected from the litigation costs, settlement expenses and lost product sales inherent to these claims. While we will continue to attempt to take appro-priate precautions, we cannot assure you that we will avoid significant product liability exposure. Although we currently maintain worldwide product liability insurance coverage in the amount of $1,000,000, there can be no assurance that this insurance will provide adequate coverage against product liability claims. While no product liability claims are pending or threatened against us to date, a successful product liability claim against us in excess of our insurance coverage could have a negative effect on our business and financial condition.

	Members of our Scientific Advisory Board have conflicting interests and may disclose data and technical knowhow to our competitors.

	Some of our Scientific Advisory Board members are employed by other entities, which may include our competitors. Although we require each of our Scientific Advisory Board members to sign a non-disclosure and non-competition agreement with respect to the data and information that he or she receives from us, we cannot assure you that members will abide by them. If a member were to reveal this information to outside sources, accidentally or otherwise, our operations could be negatively affected. Since our business depends in large part on our ability to keep our knowhow confidential, any revelation of this information to a competitor or other source could have an adverse effect on our operations.

	There is no guarantee that our trade secrets will not be disclosed or known by our competitors.

	To protect our rights, we require certain employees and consultants to enter into confidentiality agreements with us. There can be no assurance that these agreements will not be breached, that we would have adequate and enforceable remedies for any breach, or that any trade secrets of ours will not otherwise become known or be independently developed by competitors.

	The loss of Dr. Carter's services could hurt our chances for success.

	Our success is dependent on the continued efforts of Dr. William A. Carter. The loss of Dr. Carter's services could have a material adverse effect on our operations. While we have an employment agreement with Dr. Carter, and have secured key man life insurance in the amount of $2 million on the life of Dr. Carter, the loss of Dr. Carter or other key personnel, such as Dr. David Strayer or Dr. Carol Smith, or the failure to recruit additional personnel as needed could have a materially adverse affect on our ability to achieve our objectives.

	Uncertainty of Health Care Reimbursement and Potential Legislation. Our ability to successfully commercialize our products will depend, in part, on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and from time to time legislation is proposed, which, if adopted, could further restrict the prices charged by and/or amounts reimbursable to manufacturers of pharmaceutical products. We cannot predict what, if any, legislation will ultimately be adopted or the impact of such legislation on us. There can be no assurance that third party insurance companies will allow us to charge and receive payments for products sufficient to realize an appropriate return on our investment in product development. Our potential products represent a new mode of therapy, and we expect that the costs associated with purchasing and administering our products will be substantial. There can be no assurance that our proposed products, if successfully developed, will be considered cost effective to third-party payors, that reimbursement will be available or, if available, that the timing and amount of such, reimbursement will not adversely affect our ability to sell its products on a profitable basis.

	Hazardous Materials.

	Our business involves the controlled use of hazardous materials, carcinogenic chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident or the failure to comply with applicable regulations, we could be held liable for any damages that result, and any such liability could be significant. The company does not maintain insurance coverage against such liabilities.

	Exercise of Class A Redeemable Warrants May Have Dilutive Effect on
Market.

	Holders of the lass A Redeemable Warrants may exercise the class A Redeemable Warrants and purchase the underlying Common Stock at a time when the Company might be able to obtain capital by a new offering of securities on terms more favorable than that provided by the exercise of such Class A Redeemable Warrants, in which event our ability to obtain additional capital would be affect-ed adversely.

	Ampligen Safety Profile.

	We believe that Ampligen has been generally well tolerated in with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately [15%] of patients treated in our various studies. This reaction is occasionally accompanied by [rythema,] a tightness of the chest, tachycardia, anxiety, shortness of breath, subjective reports of ''feeling hot,'' sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by slowing the infusion rate. Other adv se side effects include liver enzyme level elevations, diarrhea, itching, urticaria (swelling of the skin), bronchospasm, transithypotension, photophobia, rash, bradycardia, transient visual disturbances, arrhythmias, decreases visual activity in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, j int pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events of circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business of the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

       41                       PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2)Financial Statements and Schedules - See index to financial statements on page F-1 which follows page 43 of this Annual Report.

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

       47       HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
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

       48             HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
         Consolidated Statements of Changes in Stockholders' Equity(Deficit)
                                and Comprehensive Loss
       For each of the years in the three-year period ended December 31, 1999

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

       51     HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 AND 1999

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