Form 10-Q
period 2000-06-30
HEMISPHERX BIOPHARMA INC
filed 2000-08-14
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
29,447,064 shares of common stock issued and outstanding as of June 30, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                December 31,    June 30,
                                                    1999          2000
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $ 6,396,423   $ 8,249,618
  Short Term investments                           2,152,966     2,236,769
  Accounts receivable                                 75,350        88,300
  Stock subscription receivable                    2,250,000           -
  Prepaid expenses and other current assets          142,950       367,640
                                                 -----------    ----------
    Total current assets                          11,017,689    10,942,327

  Property and equipment, net                        333,360       390,101
  Patent and trademark rights, net                 1,362,709     1,292,330
  Investments in unconsolidated affiliates         1,413,000     1,798,146
  Other assets                                        40,982       854,201
                                                 -----------    ----------
      Total assets                               $14,167,740   $15,277,105
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $ 1,091,023   $ 1,084,395
  Accrued expenses                                   419,853       160,629
                                                 -----------    ----------
    Total current liabilities                      1,510,876     1,245,024

Commitments and contingencies

Stockholders' equity:
  Common stock                                        27,975        29,812
  Additional paid-in capital                      84,875,289    92,631,880
  Deferred compensation                             (310,455)        -
  Treasury stock   at cost
     (167,935 and 365,146 shares respectively)    (1,018,712)   (3,680,532)
  Accumulated deficit                            (70,917,233)  (74,949,079)
                                                 -----------    ----------
    Total stockholders' equity                    12,656,864    14,032,081
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $14,167,740   $15,277,105
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)
                                              For the Three months ended
                                                      June 30,
                                               --------------------------
                                                  1999            2000
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $   154,592     $   215,525
                                               ----------      ----------
                                                  154,592         215,525
                                               ----------      ----------

Costs and expenses:
  Research and development                      1,351,612       1,478,044
  General and administrative                    1,133,760         764,554
  Stock compensation expense                      331,347         166,828
                                               ----------      ----------
    Total cost and expenses                     2,816,719       2,409,426
Interest and other income                         107,834         159,965
Equity in CIMM's loss                                -            (25,854)
                                                ----------      ----------
   Net loss                                   $(2,554,293)    $(2,059,790)
                                               ==========      ==========


Basic and diluted loss per share              $    (0.10)     $    (0.07)
                                               ==========      ==========

Basic and diluted weighted
average common shares outstanding              26,237,453      29,031,926
                                               ==========      ==========


See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)
                                              For the Six months ended
                                                      June 30,
                                               --------------------------
                                                  1999            2000
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $   286,320     $   425,287
 Cost recovery   other                               -             97,804
                                               ----------      ----------
    Total revenues                                286,320         523,091
                                               ----------      ----------

Costs and expenses:
  Research and development                      2,887,110       2,841,220
  General and administrative                    2,398,874       1,677,796
  Stock compensation expense                      709,426         322,055
                                               ----------      ----------
    Total cost and expenses                     5,995,410       4,841,071
Interest and other income                         254,744         311,988
Equity in CIMM's loss                                -            (25,854)
                                                ----------      ----------
   Net loss                                   $(5,454,346)    $(4,031,846)
                                               ==========      ==========


Basic and diluted loss per share               $   (0.21)     $    (0.14)
                                               ==========      ==========

Basic and diluted weighted
average common shares outstanding              26,255,479      28,801,993
                                               ==========      ==========


See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                       For the Six months ended
                                                              June 30,
                                                     --------------------------
                                                         1999           2000
                                                     ----------      ----------
Cash flows from operating activities:

 Net loss                                            $(5,454,346)  $(4,031,846)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation of property and equipment                   45,379       62,392
 Amortization of patents rights                           56,898      132,240
 Write-off of patent rights                               40,235        2,235
 Stock issued in settlement of debt                       51,555          -
 Stock option compensation expense                       709,426      322,055
 Equity in CIMM's loss                                       -         25,854
 Changes in assets and liabilities:
  Accounts receivable                                      5,575      (12,950)
  Prepaid expenses and other current assets              (24,548)    (224,690)
  Accounts payable                                     1,094,709       12,670
  Accrued expenses                                       (49,976)    (259,224)
  Advances to Affiliates                                     -       (500,000)
  Other assets                                           (31,049)      16,840
                                                       ---------    ---------
 Net cash used in operating activities               (3,556,142)   (4,454,424)
                                                        ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                     (164,719)    (119,132)
 Additions to patent rights                             (108,521)     (64,096)
 Marketable securities matured                         1,595,412    2,152,966
 Investments in unconsolidated affiliates               (375,000)    (411,000)
 Purchase of marketable securities                           -     (2,236,769)
 Other investments                                           -        (33,785)
                                                       ---------    ---------
  Net cash provided by (used in) investing activities    947,172     (711,816)
                                                       ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                      -      2,250,000
 Exercise of warrants                                    520,480    7,989,322
 Purchase of warrants                                        -       (112,822)
 Purchase of treasury stock                             (839,160)  (3,107,065)
                                                       ---------    ---------
  Net cash (used in) provided by financing activities   (318,680)   7,019,435
                                                       ---------    ---------
Net (decrease) increase in cash and cash equivalents  (2,927,650)   1,853,195
Cash and cash equivalents at beginning of period     12,025,073    6,396,423
                                                      ---------    ---------
Cash and cash equivalents at end of period            $9,097,423  $ 8,249,618
                                                       =========    =========


See accompanying notes to condensed consolidated financial statements.

                                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    For the six months ended June 30, 2000

                 Common                   Additional       Deferred      Accumulated                  Total stockholders'
                 stock shares  Par value  paid-in capital  Compensation  deficit      Treasury stock  equity
                 ------------  ---------  ---------------  ------------  -----------  --------------  -------------------
Balance 12/31/99  27,974,507    $27,975      $84,875,289     $(310,455) $(70,917,233)   $(1,018,712)        $12,656,864

Common stock
issued             1,837,703      1,837        7,849,993                                    122,905           7,974,735

Purchase of
warrants                                        (112,822)                                                      (112,822)

Treasury stock
invested in Chronix
Biomedical                                                                                  296,275             296,275

Treasury stock
purchased                                                                                (3,107,064)         (3,107,064)

Treasury stock used
in settlement of
debt                                               7,820                                     26,064              33,884

Stock compensation                                11,600       310,455                                          322,055

Net loss                                                                   (4,031,846)                       (4,031,846)
                  ------------  ---------  ---------------  ------------  -----------  --------------  -------------------
Balance 6/30/00     29,812,210   $29,812     $92,631,880    $      --    $(74,949,079)  $(3,680,532)         $14,032,081
                  ============  =========  ===============  ============  ===========  ==============  ===================

See accompanying notes to condensed consolidated financial statements.

           HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Hemispherx BioPharma, Inc., a Delaware corporation and all its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Our interim consolidated financial statements are unaudited.

In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission, and do not contain certain information which will be included in our annual consolidated financial statements and notes thereto.

These consolidated financial statements should be read in conjunction with our 1999 consolidated financial statements included in our Form 10K statement filed with the SEC on March
29, 2000.


NOTE 2: STOCK COMPENSATION:

We recorded stock/warrant compensation expense of $166,828 during the quarter ended June 30, 2000 and $331,347 during the quarter ended June 30, 1999 for warrants granted to purchase Common stock to non-employees of the Company. This expense had no effect on shareholder equity as it was offset by an increase in additional paid-in capital.

In 1999, we granted 200,000 stock warrants to the members of the board of directors in recognition of services performed and services to be performed. These warrants are exercisable at the fair value price on the date of issuance ranging from $6.50-$8.00 per share. We applied APB Opinion No. 25 in accounting for stock-based compensation of its employees and, accordingly, no compensation expense has been recognized for stock purchase rights issued to employees in the financial statements.

NOTE 3:  COMPREHENSIVE INCOME:

In January, 1998, we adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on our net loss or stockholders' equity. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

The components of comprehensive (loss) are:

                                      For the six months ending
                                  -------------------------------
                                  June 30, 1999     June 30, 2000
                                  -------------     -------------
Net Loss                           $(5,454,346)      $(4,031,846)

Unrealized gain on short
term investments                         4,034                 -
                                  -------------      ------------
Total comprehensive loss           $(5,450,312)      $(4,031,846)
                                  =============      ============

Note 4:  INVESTMENTS:

Investments in unconsolidated affiliates:

We invested $1,074,000 for a 3.3% interest in R.E.D.
Laboratories. R.E.D. Laboratories is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue Syndrome and other chronic immune diseases.
The investment has been recorded at cost.

On May 11, 1999, we acquired a 15% interest in California Institute of Molecular Medicine ("CIMM") for $375,000. On May 16, 2000, we also acquired an additional 15% interest in CIMM for an additional $375,000. The Company currently has a total interest of 30% in CIMM for a total of $750,000. CIMM is developing therapy for Hepatitis C virus. The investment has been recorded by the equity method. The balance at June 30, 2000 was $724,146.

Other Investments:

Other investments include $296,274 for an investment in Chronix
Biomedical ("Chronix"). Chronix was formed to develop diagnostics for the management of chronic diseases. The investment was acquired by the issuance of 50,000 shares of Hemispherx Biopharma, Inc. common stock from the treasury.


ITEM 2:Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

Overview

Hemispherx is a biopharmaceutical company, which currently operates three domestic subsidiary divisions and one foreign subsidiary as product development centers. The overall corporate mandate is to clinically develop nucleic acid drugs, a new class of potential medicinal products, for chronic viral and immune disorders such as severe Chronic Fatigue Syndrome
(CFS), AIDS and hepatitis B/C. Hemispherx has a global patent estate consisting of more than 300 issued patents and conducts clinical tests worldwide through its subsidiary companies and affiliates. Since 1980, the Company has devoted significant resources to research and development programs primarily focused on developing it's lead drug trade named "Ampligen" for treating various viral diseases.

In, addition, we are in the early pre-clinical stages of developing Oragen drugs, a nucleic acid technology related to Ampligen. Oragen drugs are low molecular weight RNA compounds, which we believe, by virtue of their small size, have the potential for becoming oral, broad-spectrum treatments for various viral diseases such as HIV infection and chronic HBV infection. The technology for these products has been developed in part by us and has also been developed in part by Temple University, which has licensed to us certain technology for commercial use on an exclusive basis, subject to certain limited exceptions. No clinical trials of Oragen drugs have been conducted, and authorization to conduct such trials cannot be sought or obtained until such time as sufficient pre-clinical work has been completed.

An FDA authorized, randomized, double-blind, placebo-controlled Phase III clinical trial is currently underway at multiple locations in the United States to test the efficacy of Ampligen in the treatment of 230 patients afflicted with ME/CFS. Upon completion, we will evaluate the clinical data collected and submit the results to the FDA for review. Our European subsidiary, Hemispherx Biopharma Europe, is engaged in establishing and conducting clinical trials in Europe for the treatment of ME/CFS.

Our research, development, clinical trials and the manufacturing and marketing of its products are subject to extensive regulation by numerous governmental agencies in the United States and other countries. None of the Company's products have been approved for commercial sale by the Food and Drug Administration ("FDA") or other foreign regulatory authorities.

Ampligen Safety Profile

In 1992, the FDA noted that various side effects of Ampligen had been observed during the Phase II ME/CFS clinical trial and in 1993, the FDA raised issues regarding possible side effects which grew out of the agency's review of an animal study conducted in 1987. The 1992 clinical trial side effects included severe liver toxicity, swelling and itching of extremities, chest pain, muscle cramps and flu-like symptoms. The company observed that many of the side effects described were regarded by both the company and the treating physicians of the patients as unrelated to the Ampligen treatment. We advised the FDA that the data form the Phase II ME/CFS study indicated that Ampligen appeared to have a favorable risk/benefit ratio for treating ME/CFS. The FDA subsequently authorized a Phase II/III Study on the basis that it is reasonably safe for initiation of a future clinical trial. The potential side effects issue involving the Beagle Dog Study focused on the inflammation of the outer lining (epicarditis) of the animal's heart. The meaning of these findings in the animals and how such relates to human clinical experience is unknown. Because these conditions were not observed in studies on other animal studies or in the human clinical trials conducted in previous years, the company believes these findings may be restricted to Beagle Dogs. We complied with the FDA's request to include these and the observations derived from other toxicity studies on informed consent forms given to patients. Subsequent examinations of selected patients show no evidence of epicarditis in these patients.

We believe that we have complied with the FDA's requests and concerns and believes that these safety issues will not have a material effect to obtain approval for Ampligen as a treatment for ME/CFS, although no assurances can be given.


Recent Developments

In April 2000, we announced that we would be providing Ampligen to certain HIV treatment specialists in the United States for FDA authorized emergency treatment of individuals with AIDS who are developing resistance to currently approved treatment regimens. Also we reported that ex vivo tests conducted at the
University of California   Irvine may provide new insight into
the possible treatment of the newly emerging types of HIV virus which mutate into drug-resistance forms.

In May 2000, we reported that our licensing partner, Bioclones
(PTY) Limited, Republic of South Africa, had initiated Ampligen treatment of patients with a severe case of ME/CFS in Australia, South Africa and Great Britain.

In June 2000, we reported that we had retained the services of Anderson Clinical Research, Inc. with respect to designing and implementing a Phase II/III clinical trial to test the safety and efficacy of Ampligen in the treatment of patients with HIV.

On June 26, 2000, we announced that we received FDA
Authorization to conduct a major Phase II/III clinical study to involve 100 HIV patients exhibiting resistance to treatment with existing antiviral drugs and combinations of drugs.

In July 2000, we received two "warning letters" from the FDA regarding the contents of our (a) corporate website and (b) three recent press releases. Specifically, the FDA letters referenced two "hyperlinks" (visualized as "icons") within the corporate website. One of the referenced hyperlinked "icons" had been discontinued by us approximately 4 months prior to receipt of the notice. These hyperlinked, but separate, websites (which were wholly owned and operated by individuals separate from the Company) contained information which was deemed "promotional" in nature, i.e., imputing safety and efficacy of an unapproved (experimental) medication. Imputing safety and efficacy on an experimental medication still in Phase 3 clinical trials, when attributed to the corporate owner/sponsor of the medication may constitute "false and misleading statements" under present FDA regulations which establish "safety and efficacy" parameters in humans of drug products for commercial sales. Our two "hyperlinks" (i.e., facilitated communications) with distal or remote websites were deemed to be potentially such a violation; accordingly, we undertook immediate steps to eliminate all "hyperlinks", whether scientific, medical or business in nature, to any other websites on the worldwide web to avoid potential for confusion regarding our position on these matters. Further, we requested a comprehensive "Standard Operating Procedure" from its "webmaster" in an effort to insure that no alterations to its corporate website, including without limitation the introduction of "hyperlinks," are effectuated without the express consent of our Executive Committee. The full text of the referenced FDA letters can be obtained at the FDA website designation "FDA.com."

Additionally, the FDA objected on the same general grounds, in a second letter, to three recent press releases which described certain ex vivo (outside the body) results with Ampligen and 14 already FDA approved antiretroviral medications. The experimental results were conducted by independent researchers at the University of California and were being presented at various scientific meetings under independent peer review. To avoid a potential misunderstanding of the Company's publication of these independent ex vivo results as imputing potential human safety and potential efficacy of an experimental medication still in Phase 2/3 clinical trials, we initiated a program to utilize a broad-based disclaimer with all subsequent press releases (and within its website), regardless of the specific scientific/medical content. The disclaimer states in part that "all medications and technologies of the Company are experimental in nature and have not been determined to be safe and effective by any regulatory authority and are only legally available to certain persons through clinical trials with the referenced disorders." According to our independent regulatory counsel, such disclaimer statements have been consistently deemed by the Courts as adequate to remove any uncertainties or ambiguities regarding the regulatory status and perceived benefits, if any, of various referenced experimental medications. We believe that all of our own corporate statements, cited in the referenced FDA letters, were materially correct in technical content and that the deletion of the referenced "hyperlinks" and consistent introduction of the referenced disclaimer will insure full compliance with the intent of regulatory guidelines regarding the dissemination of publicly available information on its experimental drug development programs.

In July 2000, we reported that we had entered into a marketing agreement with AOP Orphan Pharmaceuticals domiciled in Vienna, Austria for facilitating product introduction of Ampligen, its potential ME/CFS treatment drug.

On July 6, 2000, after much study and consideration, we decided to retain 100% ownership of our wholly owned subsidiary, Core Biotech Corp. In December 1998, we announced a plan to spin-off Core Biotech as a "Targeted" or "Trailing" stock. Core
Biotech has the rights to develop and market Ampligen for the treatment of Hepatitis in the Northern Hemisphere.

Forward-Looking Statements and Risk Factors

All of the our drugs and associated technologies are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. Our principal development efforts are currently focused on Ampligen, which has not been approved for commercial use in the U.S. or elsewhere. Our products, including Ampligen are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the Food and Drug Administration in the U.S., the Health Protection Branch of Canada, and the European Medical Evaluation Agency in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market our products and receive product revenues or royalties. No regulatory agency has approved the full commercial sale of any of our products. We cannot assure you that the drug will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. Moreover, we cannot assure you that Ampligen will be commercially successful in any country that may approve its use. If Ampligen or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations will be significantly affected.

Any statements in this Quarterly Report on Form 10Q about our expectations, beliefs, plans objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should," and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughtout this Report and our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

* General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; change in political, social and economic conditions;
* Increased competition in the biopharmaceutical industry; general risk of biopharmaceutical industry;
* Success of acquisitions and operating initiatives; changes in business strategy or development plans; management of growth;
* Availability, terms and deployment of capital;
* Construction schedules; costs and other effects of legal and administrative proceedings;
* Dependence on senior management; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs;
* Development risks; risks relating to the availability of financing; and
* The following and other factors referenced in this Report and referenced and expanded upon in the Form 10-K, as amended, including:

     Our Dependence on Ampligen; Expiration of our Patents; No Assurance of Regulatory Approval of our Products; Government Regulations; The Company's Additional Financing Requirements, Lack of Liquidity and Uncertainty of Additional Funding; Uncertainty Regarding Patents and Proprietary Rights; History of Losses; Uncertain Future Profitability; No Assurance of Successful Product Development; Limited Manufacturing Experience and Capacity; Lack of Marketing Experience and Capacity; Rapid Technological Change and Substantial Competition; Dependence upon Qualified and Key Personnel; Dependence on Third Parties; Impact of Potential AMEX Delisting on Marketability of our Securities; Product Liability Exposure; Uncertainly of Health Care Reimbursement and Potential Legislation; Hazardous Materials; Possible Volatility of our Stock Price; Exercise of our Class A Redeemable Warrants May Have Dilutive Effect on Market; Conflicts of Interest; Ampligen Safety Profile.

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

RESULTS OF OPERATIONS
Three months ended June 30, 2000 versus Three months ended June 30, 1999
------------------------------------------------------------------------
The Company's net loss was $2,059,789 for the three months ended June 30, 2000 versus a net loss of $2,554,293 for the same three month period in 1999 reflects a reduction in quarter to quarter net losses of $494,504. Several factors contributed to this reduction in loss in 2000.

Revenues produced from the Company ME/CFS cost recovery treatment programs underway in the United States and Europe were up $60,933 (39%) for the three months ended in June 30, 2000. In this period cost recovery treatment program revenues were $215,525 of which 67% originated in the United States.
The Federal Drug Administration approved the ME/CFS cost recovery treatment program in the United States in 1998. This program allows the company to recover the cost of Ampligen from a limited number of patients that qualify for the treatment. Proceeds from this program are used to further develop Ampligen.

Research and development (R&D) costs were up $126,432 (9%) compared to the same period in 1999. In the United States, the company incurred R&D costs of $1,163,987 for an increase of $468,993. This increase reflects the cost of increased patient enrollment and activity of the Protocol Amp 516 ME/CFS randomized double-blind placebo controlled phase III clinical trial now well underway at multiple locations in the United States. These increased costs were expected and planned. Efforts in establishing the European operation accelerated and increased by $165,178. HEM-Europe has been established to pursue drug approval and conduct any necessary clinical efforts in Europe with respect to achieving that objective. HEM-Europe expects to introduce the cost recovery treatment program in other Europe countries. Currently, the program has been authorized in England and Belgium. Manufacturing costs, included in research and development, were down by some $418,000 compared to the same period in 1999. This reduction is primarily due to the fact that the Company invested heavily in the purchase of raw materials and production of Ampligen in the three month period ended June 30, 1999 compared to 2000.
As an experimental drug, Ampligen production costs are expensed as they are incurred and not carried as inventory on the balance sheet. Throughout 1999, the company significantly increased the supply of Ampligen on hand to assure sufficient supplies to meet the needs of the ME/CFS clinical trials now underway and cost recovery treatment programs.

General and administrative expenses were down $367,206 for the three months ended June 30, 2000. This is a reduction of some of some 33%. Legal and related expenses were down $178,819 due to an overall reduction of legal expenses as well as recovery of certain legal costs from insurance coverage. Public Relations and financial service expenses were down $76,328 primarily due to reduced activity in these areas. Temporary help expense was up by $22,887 due to increased clinical support activity as well as additional assistance needs to prepare new documents for the EMEA application. Expenses related to stock market fees and registration statement filing fees were down $31,289 primarily due to less activity.

Stock Compensation expense declined by $164,519 in the three months ended June 30, 2000. This reduction reflects fewer stock warrant grants to outside parties for service rendered.

The Company's investment in CIMM increased to 30% in the second quarter, 2000 thereby requiring that the company record their share of CIMM's quarterly earnings/losses. In the three months ended June 30, 2000, the company recorded an equity loss of $25,854 in CIMM.

Interest income for the three months revised ended June 30, 2000 was $159,965 versus $107,834 for the same period in 1999. This increase reflects an improved rate of return on money market securities in 2000 versus 1999. Also, the company had slightly more surplus funds invested in the money market.


Six months ended June 30, 2000 versus Six months ended June 30,
---------------------------------------------------------------
1999
-----
In the first six months of 2000, the company incurred a net loss of $4,031,846 versus a net loss of $5,454,346 for the same period in 1999. The reduced loss of $1,422,500 is a result of several factors.

The Company's ME/CFS cost recovery treatment programs in the United States and Europe produced revenues totaling $425,587 in the six month period ended June 30, 2000 versus $286,320 in 1999 for an increase of 49%. In addition, the company received $97,804 for research services to be conducted in Europe.

Research & Development costs were approximately $46,000 lower in the first six months of 2000 versus the same period in 1999. The costs of the company's AMP 516 ME/CFS clinical trials increased $748,350 in 2000 versus 1999 reflecting the increased clinical costs of enrolling and treating a greater number of patients in the program. The company plans to eventually enroll 230 patients in the FDA approved Phase III clinical trials. These increased costs were expected and planned. Clinical efforts in Europe increased $438,308 in the first six months of 2000 versus 1999. HEM-Europe was established in 1998 for the purpose of facilitating the European ME/CFS cost recovery treatment program as well as conduct ME/CFS clinical trials in connection with eventually obtaining European approval by the European Medical Evaluation Agency ("EMEA"). Manufacturing costs were down $1,240,507 in the first six months of 2000 versus the same period in 1999. This reduction was primarily due to the significant build-up of drug supplies in 1999 in anticipation of Ampligen needs to support the AMP 516 ME/CFS clinical trials now underway in the United States and the Company's cost recovery treatment programs in the U.S. and Europe. In the first six months of 1999, the company expended over 1.1 million in the purchase of raw materials and production of Ampligen. This supply of Ampligen is now being shipped in support of the clinical trials. The company has engaged the services of a major pharmaceutical facility to produce scaled-up runs of Ampligen. The first production runs from this facility will be used to fulfill FDA requirements for validation of the manufacturing process.

General and administrative costs were lower in the six months end June 30, 2000 by $721,078 versus the same period in 1999. Legal and related costs were down $301,715 due to decreased attorney fees relating to legal activity as well as some insurance recovery on legal expenses incurred on the Asensio litigation. Outside consultants and related expenses were less by $151,444 as fewer financial and management consultants were employed in the first six months of 2000. Efforts to reduce Public Relations and related expenses produced lower costs totaling $128,443. Premiums for insurance coverage were up slightly and most other expenses were in line with those experienced in the first six months of 1999.

Stock compensation expense was down by $387,371 in 2000 versus
1999. This reduction reflects the company's efforts to better control and monitor stock warrants granted to outside parties for services rendered.

Interest income was $311,988 in the first six months of 2000.
This is an increase of $57,244 over the same period in 1999 reflecting better rates on money market securities. Also, the company had more surplus funds invested in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled 10.5 million at June 30, 2000 compared to 8.5 million at December 31, 1999. This increase of 2.0 million reflects the net increase from financing activities, investing activities and net cash used in operations in the first six months of 2000.

Net operating activities consumed $4,454,424 in the first six months of 2000 reflecting major outlays of cash in support of the ME/CFS phase III clinical trials as well as the support of the European clinical efforts. Investing activities include the expenditure of $119,132 for capital equipment primarily for use at the company's Rockville, Maryland facility. Approximately $20,000 was used to acquire equipment for the European operation. In addition, the Company invested another $375,000 in CIMM to fulfill its subscription agreement which brings the company's equity ownership up to 30% of CIMM. The Company had already acquired a 15% ownership in CIMM for $375,000 in May, 1999.

In the first six months of 2000, the company received $7,989,322 from warrant holders exercising 1,839,249 stock warrants. In addition, the company received $2,250,000 from the Biovail Corp.("Biovail") for the private purchase of 285,714 shares of common stock. Biovail is an international, full-service corporation headquartered in Toronto, Canada and has entered into an agreement with the company for the exclusive right to distribute the company's product in the Canadian territories subject to certain terms and conditions.

In the first six months of 2000, the company expended
$3,107,065 for the purchase of 270,300 shares of the company's stock on the open market pursuant to the stock buyback program approved by the Board of Directors. These treasury shares plus other treasury shares will be used to facilitate future business needs.


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

The Company expects warrant holders to continue exercising the Class A redeemable warrants and private warrants from time to time depending on the trading price of the Company common stock. As of June 30, 2000, the Company has 4,260,198 Class A redeemable warrants outstanding. These warrants can be exercised at $4.00 per share. In addition, there are 462,000 Class A redeemable warrants outstanding at an exercise price of $6.60 per share. Non-public warrants outstanding total 7,668,567 with a weighted average exercise price of $4.03. The Class A Redeemable Warrants must be exercised or redeemed by November 2, 2000 as these Warrants expire on that date.

Because of the Company's long-term capital requirements, it may seek to access the public equity market whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. The Company may also need additional funding earlier than anticipated, and the Company's cash requirements in general may vary materially from those now planned, for reasons including, but not limited to, changes in the Company's research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the Company's clinical trials for which cost recovery from participants has been approved.

ITEM 3:Quantitative and Qualitative Disclosures About Market Risk

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

The action presently includes claims of defamation, disparagement, and tortious interference with existing and prospective business relations and conspiracy, arising out of the current defendants' false and defamatory statements. The complaint further alleges that defendants defamed and disparaged the Company in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August,1998, and the present.

On April 19, 1999, defendants Asensio and Asensio & Company, Inc., filed an answer and counterclaim against the Company.
The counterclaim alleges that on or about September, 1998, and in response to defendants' strong sell recommendation and other press releases about Hemispherx and its officers and directors, the Company made defamatory statements about defendants, including that defendants' attacks and manipulative short-selling scheme may have constituted criminal wrongdoing on the part of defendants. The Company has denied the material allegations of the counterclaim and is vigorously defending against the counterclaim. In May, 2000, the company and the Asensio defendants each filed a motion for default and default judgement, and the Asensio defendants filed a motion to dismiss for lack of subject matter jurisdiction. On June 6, 2000, the court granted the Asensio defendant's motion to dismiss. On June 15, 2000, the company filed a motion for reconsideration requesting that the court reverse its decision of dismissal and reinstate the action in federal court, on June 23, 2000, the court heard oral argument on the motion, and on July 17, 2000, the court denied the company's motion for reconsideration.

The company intends to transfer the action to Pennsylvania state court and proceed to trial as promptly as possible.

On July 27, 2000 Manuel P. Asensio, et al filed a complaint against the Company, William A. Carter and KPMG, LLP in the Supreme Court of the State of New York, County of New York.
The complaint alleges that the Company and the other defendants defamed the plaintiffs by publication of false and defamatory written materials. The Company intends to seek dismissal of this complaint on the grounds that it alleges the same defamatory cause of action, which the Company is vigorously defending, as that alleged in the action which the Company is in the process of transferring to the Pennsylvania state courts.

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

On March 6, 2000, Cook Imaging Corp, et al, filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania. Cook Imaging Corp. asserts that the Company refuses to pay for certain Ampligen manufacturing efforts by Cook. The Company has responded to the complaint. In essence, the Company maintains that Cook Imaging Corp. did not perform as required by the contract under GMP (Good Maintenance Practices) conditions. On June 5, 2000, the court entered a scheduling order, which provides for the completion of discovery in September, 2000, and trial in or about December, 2000. The parties are presently engaged in discovery. The company is unable to express any opinion as to the likely outcome of the act of the matter.

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

In January, February, and March, 2000 the Company acquired 270,300 shares of Common Stock on the open market at an average cost of $11.92 per share. This acquisition is part of the share buy back program authorized by the Board of Directors.


The foregoing private offerings were private transactions and exempt from registration under Section 4(2) of the Securities
Act pursuant to Regulation D of the Act. All investors in these transactions are accredited.

ITEM 3:   Defaults in Senior Securities

None

ITEM 4:   Submission of Matters to a Vote of Security Holders

The Company's Annual Shareholder Meeting was held in Philadelphia, Pennsylvania at The Crown Plaza in Center City on Wednesday, July 26, 2000. Shareholders by Proxy and attending voted to re-elect the following members of The Board of Directors and ratify the selection of BDO Seidman, LLP as the Company's Independent Accountants. The following persons, who received the votes set forth opposite their names, were duly elected directors to serve until the next annual meeting of shareholders

                         Votes in Favor      Votes Against
                         --------------      -------------
                           Of Nominee           Nominee
                           ----------           -------
Nominees

William A.Carter         16,028,013                 41,057
Richard C. Piani         16,028,013                 41,057
Ransom W. Etheridge      16,028,013                 41,057
William M. Mitchell      16,028,013                 41,057

The following votes were cast for the ratification of the appointment of BDO Seidman, LLP as the Company's independent accountants:

               Votes in Favor      Votes Against      Abstain
               --------------      -------------      -------
                 16,035,816            17,374          15,880

ITEM 5:   Other Information

None

ITEM 6:   Exhibits and Reports on Form 8K

On May 10, 2000 the Company filed Form 8K notifying the SEC of a change in Registrant's Independent Auditors.

On May 18, 2000 the Company amended the original Form 8-K filing to include a letter dated May 12, 2000 from the prior auditors.

On July 12, 2000 the Company amended the original 8K to include specific information requested by the SEC.

On July 13, 2000 the Company amended the above 8K to include a letter dated July 13, 2000 from the prior auditors.

On June 6, 2000 the Company filed Form 8K to notify the SEC of the engagement of the new auditors.




                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA,
INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: August 11, 2000                William A. Carter, M.D.
                                     Chief Executive Officer &
                                     President


                                     /S/ Robert E. Peterson
                                     --------------------------
Date: August 11, 2000                Robert E. Peterson
                                     Chief Financial Officer