Form 10-Q
period 2000-09-30
HEMISPHERX BIOPHARMA INC
filed 2000-11-14
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
29,588,052 shares of common stock issued and outstanding as of September 30, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                December 31,  September 30,
                                                    1999          2000
                                                 -----------   -----------
                              ASSETS

Current assets:

  Cash and cash equivalents                      $ 6,396,423    $6,899,237
  Short Term investments                           2,152,966     2,282,103
  Accounts receivable                                 75,350        82,825
  Stock subscription receivable                    2,250,000            -
  Prepaid expenses and other current assets          142,950       191,509
                                                 -----------    ----------
    Total current assets                          11,017,689     9,455,674

  Property and equipment, net                        333,360       347,037
  Patent and trademark rights, net                 1,362,709     1,229,198
  Investments in unconsolidated affiliates(Note 4) 1,413,000     1,775,848
  Other assets                                        40,982       735,425
                                                 -----------    ----------
      Total assets                               $14,167,740   $13,543,182
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                               $ 1,091,023       718,172
  Accrued expenses                                   419,853       185,213
                                                 -----------    ----------
    Total current liabilities                      1,510,876       903,385

Commitments and contingencies

Stockholders' equity:
  Common stock                                        27,975        29,953
  Additional paid-in capital                      84,875,289    93,298,697
  Deferred compensation                             (310,455)           -
  Accumulated other comprehensive gain                     -         6,583
  Treasury stock   at cost
     (167,935 and 365,146 shares respectively)    (1,018,712)   (3,680,533)
  Accumulated deficit                            (70,917,233)  (77,014,903)
                                                 -----------    ----------
    Total stockholders' equity                    12,656,864    12,639,797
                                                 -----------    ----------
     Total liabilities and stockholders' equity  $14,167,740    13,543,182
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                              For the Three months ended
                                                      September 30,
                                               --------------------------
                                                  1999            2000
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $   167,978     $    225,176
                                               ----------       ----------

                                                  167,978          225,176
                                                ----------      ----------

Costs and expenses:
  Research and development                      1,056,740        1,640,110
  General and administrative                      749,272          772,556
  Stock compensation expense                      358,744               -
                                               ----------       ----------
    Total cost and expenses                     2,164,756        2,412,666
Interest and other income                         118,059          143,964
    Equity in CIMM's loss (Note 4)                     -           (22,298)
                                               ----------       ----------
   Net loss                                   $(1,878,719)     $(2,065,824)
                                               ==========       ==========





Basic and diluted loss per share              $    (0.07)     $     (0.07)
                                               ==========       ==========

Basic and diluted weighted
average common shares outstanding              26,318,100       29,523,470
                                               ==========       ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (Unaudited)
                                              For the Nine months ended
                                                      September 30,
                                               --------------------------
                                                  1999            2000
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $   454,298     $   650,763
                                               ----------      ----------

    Total revenues                                454,298         650,763
                                               ----------      ----------

Costs and expenses:
  Research and development                      3,943,850       4,383,826
  General and administrative                    3,148,146       2,450,352
  Stock compensation expense                    1,068,170         322,055
                                               ----------      ----------
    Total cost and expenses                     8,160,166       7,156,233
Interest and other income                         372,803         455,952
Equity in CIMM's loss (Note 4)                       -            (48,152)
                                                ----------     ----------
   Net loss                                   $(7,333,065)    $(6,097,670)
                                               ==========      ==========


Basic and diluted loss per share               $   (0.28)     $    (0.21)
                                               ==========      ==========

Basic and diluted weighted
average common shares outstanding              26,276,582      29,043,784
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                    For the Nine months ended
                                                              September 30,
                                                    --------------------------
                                                        1999         2000
                                                      ----------   ----------
Cash flows from operating activities:

 Net loss                                           $(7,333,065)  (6,097,670)
 Adjustments to reconcile net loss to net cash
        used in operating activities:
 Depreciation of property and equipment                  71,091       96,043
 Amortization of patents rights                         104,021      227,254
 Write-off of patent rights                              64,030       32,237
 Stock issued in settlement of debt                      60,000           -
 Stock option compensation expense                    1,068,170      322,055
 Equity in CIMM's loss                                       -        48,152
 Changes in assets and liabilities:
  Accounts receivable                                    (9,925)      (7,475)
  Prepaid expenses and other current assets              11,091      (38,092)
  Accounts payable                                    1,021,041     (323,553)
  Accrued expenses                                      (43,473)    (264,640)
  Other assets                                         (121,776)    (373,918)
                                                      ---------     ---------
Net cash used in operating activities                (5,108,795)   (6,379,607)
                                                      ---------     ---------
Cash flows from investing activities:
 Purchase of property and equipment                    (168,624)    (109,720)
 Additions to patent rights                            (192,128)    (125,980)
 Marketable securities matured                        1,591,378    2,152,966
 Investments in unconsolidated affiliates              (375,000)    (411,000)
 Purchase of marketable securities                     (983,088)  (2,282,103)
 Other investments                                          -        (33,784)
                                                       ---------    ---------
 Net cash used in investing activities                 (127,462)    (809,621)
                                                       ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                       -    2,250,000
 Proceeds from exercise of warrants                    1,041,130   8,549,107
 Purchase of treasury stock                           (1,038,298) (3,107,065)
                                                       ---------   ---------
  Net cash provided by financing activities                2,832   7,692,042
                                                       ---------   ---------
Net (decrease) increase in cash and cash equivalents  (5,233,425)    502,814
Cash and cash equivalents at beginning of period      12,025,073   6,396,423
                                                       ---------   ---------
Cash and cash equivalents at end of period            $6,791,648  $6,899,237
                                                       =========   =========

See accompanying notes to condensed consolidated financial statements.

                                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 For the Nine Months Ended September 30, 2000

                                                                                            Accumulated
                       Common Stock                        Deferred                   Other                     Total
                    ---------------------    Additional     Compen-  Accumulated   Comprehensive   Treasury   Stockholders'
                      Shares     Amount    Paid-In Capital  sation    Deficit         Gain          Stock       Equity
                    ---------  ----------  --------------- --------  -----------   -------------   --------   -------------
Balance 12/31/99   27,974,507   $27,975     $84,875,289   $(310,455) $(70,917,233)  $            $(1,018,712)   $12,656,864

Common Stock
  Issued            1,978,691     1,978       8,409,637                                              122,905      8,534,520

Treasury Stock
Invested In Chronix
Biomedical                                       (5,649)                                             296,275        290,626

Treasury Stock
Purchased                                                                                         (3,107,065)    (3,107,065)

Treasury Stock Used
In Settlement Of Debt                              7,820                                              26,064         33,884

Stock Compensation                                11,600    310,455                                  322,055

Net Loss                                                               (6,097,670)      6,583                    (6,091,087)
                    ---------  ----------  --------------- --------  -----------   -------------   --------   -------------
Balance 9/30/00    29,953,198    $29,953     $93,298,697  $          $(77,014,903)   $  6,583    $(3,680,533)   $12,639,797
                    =========  ==========  =============== ========  ===========   =============   ========   =============

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

In the opinion of management, all adjustments necessary for a fair presenta-tion of such consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission, and do not contain certain information which will be included in our annual consolidated financial statements and notes thereto.

These consolidated financial statements should be read in conjunction with our 1999 consolidated financial statements included in our Form 10K statement filed with the SEC on March 29, 2000 and as amended on August 11, 2000.


NOTE 2: STOCK COMPENSATION:

We recorded stock/warrant compensation expense of $358,744 during the quarter ended September 30, 1999 for warrants granted to purchase Common stock to non-employees of the Company. There was no such expense for the quarter ended September 30, 2000. This expense had no effect on shareholder equity as it was offset by an increase in additional paid-in capital.

In 1999, we granted 200,000 stock warrants to the members of the board of directors in recognition of services performed and services to be performed. These warrants are exercisable at greater than the market price on the date of issuance ranging from $6.50-$8.00 per share. We applied APB Opinion No. 25 in accounting for stock-based compensation of Company employees and directors and, accordingly, no compensation expense has been recognized for stock purchase rights issued to employees and directors in the financial statements.

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

The components of comprehensive (loss) are:



                                     For nine months ending
                             -----------------------------------------
                             September 30, 1999     September 30, 2000
                             ------------------     ------------------
Net Loss                           $(7,333,065)         $(6,097,670)

Unrealized gain on short
term investments                         6,702               10,467

Unrealized loss on Daxor
Corp. investment                             -               (3,884)
                             ------------------     -------------------
Total comprehensive loss           $(7,326,363)         $(6,091,087)
                             ==================     ===================


Note 4:  INVESTMENTS:

Investments in unconsolidated affiliates:

We invested $1,074,000 for a 3.3% equity interest in R.E.D. Laboratories. R.E.D. Laboratories is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue Syndrome and other chronic immune diseases. The investment has been recorded at cost.

On May 11, 1999, we acquired a 15% interest in California Institute of Molecular Medicine ("CIMM") for $375,000. On May 16, 2000, we also acquired an additional 15% interest in CIMM for an additional $375,000. The Company currently has a total interest of 30% in CIMM for a total of $750,000. CIMM is developing therapy for Hepatitis C virus. The investment has been recorded by the equity method. The balance at September 30, 2000 was $701,848.

Other Investments:

Other investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of Hemispherx Biopharma, Inc. common stock from the treasury. On October 12, 2000, an additional 50,000 shares of Hemispherx Biopharma, Inc. common stock were issued from the treasury to Chronix toward a total equity investment of $700,000. Pursuant to a strategic alliance agreement, we provided Chronix with $250,000 to conduct research in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as chronic fatigue syndrome. The strategic alliance agreement provides us certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed form this research.

Note 5: Foreign Currency Translations:

The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations as incurred.

ITEM 2:Management's Discussion and Analysis of Financial Condition and
       ---------------------------------------------------------------
       Results of Operations.
       ----------------------
Overview

We are a biopharmaceutical company, which currently operates three domestic subsidiary divisions and two foreign subsidiaries as product development centers. Our overall corporate mandate is to clinically develop nucleic acid drugs, a new class of potential medicinal products, for chronic viral and immune disorders such as severe Chronic Fatigue Syndrome (CFS), AIDS and hepatitis B/C. We have a global patent estate consisting of more than 300 issued patents and conduct clinical tests worldwide through subsidiary companies and affiliates. Since 1980, we have devoted significant resources to research and development programs primarily focused on developing our
lead drug trade named Ampligen   for treating various viral diseases.

A Food and Drug Administration authorized, randomized, double-blind, placebo-controlled Phase III clinical trial is currently underway at multiple locations in the United States to test the efficacy of Ampligen in the treatment of 230 patients afflicted with CFS. Upon completion, we will evaluate the clinical data collected and submit the results to the FDA for review. Our European subsidiary, Hemispherx Biopharma Europe, is engaged in establishing and conducting clinical trials in Europe for the treatment of CFS.

In addition, we are in the early pre-clinical stages of developing Oragen drugs, a nucleic acid technology related to Ampligen . Oragen drugs are low molecular weight RNA compounds, which we believe, by virtue of their small size, have the potential for becoming oral, broad-spectrum treatments for various viral diseases such as HIV infection and chronic HBV infection. The technology for these products has been developed in part by us and has also been developed in part by Temple University, which has licensed to us certain technology for commercial use on an exclusive basis, subject to certain limited exceptions. No clinical trials of Oragen drugs have been conducted, and authorization to conduct such trials cannot be sought or obtained until such time as sufficient pre-clinical work has been completed.

Our research, development, clinical trials and the manufacturing and marketing of the Company's products are subject to extensive regulation by numerous governmental agencies in the United States and other countries. None of the Company's products have been approved for commercial sale by the Food and Drug Administration or other foreign regulatory authorities.

Recent Developments

In July, 2000 we entered into a marketing agreement with AOP Orphan Pharmaceuticals domiciled in Vienna, Austria. This licensing agreement covers certain western and eastern European markets. AOP Orphan
Pharmaceuticals is well established for new drug introduction in Eastern
Europe.

In August, 2000 we announced the modification of the expiration date of our Class A Redeemable Warrants. These publicly traded warrants were originally termed to expire no later than November 2, 2000. These warrants now expire on the earlier of November 2, 2001 or the redemption date as defined in the Warrant Agreement. Each public warrant may, prior to redemption or expiration date, be exercised to purchase one share of common stock at a price of $4.00.

In September, 2000 we received FDA approval to conduct an advanced multi-center clinical study in drug resistant HIV patients. The study is designed to involve 100 patients in the United States and evaluate the use of Ampligen with other antiviral drugs in treating HIV patients exhibiting multi-drug resistance to other antiviral drugs that are currently used in treating HIV patients.

In October, 2000, we announced that we had become involved in the fast growing area of human genomics by entering into a strategic alliance with Chronix Biomedical Inc. Pursuant to the strategic alliance, research will be conducted in an effort to develop intellectual property on potential new products for diagnosing and treating the various stages of gene reshuffling using a panel of screening tests for Chronic Fatigue Syndrome and other maladies including Gulf War Syndrome. Chronix Biomedical Inc. is headquartered in San Francisco.

Forward-Looking Statements and Risk Factors

All of our drugs and associated technologies are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. Our principal development efforts are currently focused on Ampligen , which has not been approved for commercial use in the U.S. or elsewhere. Our products, including Ampligen are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the Food and Drug Administration in the U.S., the Health Protection Branch of Canada, and the European Medical Evaluation Agency in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market our products and receive product revenues or royalties. No regulatory agency has approved the full commercial sale of any of our products. We cannot assure you that the drug will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. Moreover, we cannot assure you that Ampligen will be commercially successful in any country that may approve its use. If Ampligen or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations will be significantly affected.

Any statements in this Quarterly Report on Form 10Q about our expectations, beliefs, plans objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "will continue," "anticipate," "estimate," "intend," "plan," "projection," "would," "should," and "outlook." Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report and our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

1. We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profits form 1985 through 1987, we have incurred substantial operating losses. As of September 30, 2000 our accumulated deficit was approximately $77,014,903. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure you that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure you that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or become profitable.

2. Additional financing requirements.

The development of our products has required and will continue to require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market, and to establish commercial-sale production and marketing capabilities. Based on our current operating plan, we anticipate that receipt of limited revenues from the sales of Ampligen under the cost recovery clinical programs and investors exercising our Class A redeemable warrants together with our current assets, will be sufficient to meet our capital requirements for the near future. We may need to raise substantial additional funds through additional equity or debt financing, collaborative arrangements with corporate partners, off balance sheet financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing our products. If adequate funds are not available from operations, as is anticipated, and if we are not able to secure additional sources of financing on acceptable terms, our business will be materially adversely affected. Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

3. We recently received a Food and Drug Administration warning letter in connection with our web site.

We received a warning letter from the Food and Drug Administration regarding the contents of our corporate website. The Food and Drug Administration letters referenced two "hyperlinks" (visualized as "icons") within the corporate website. One of the referenced hyperlinked "icons" had been discontinued by us approximately four months prior to receipt of the notice. These hyperlinked, but separate, websites (which were wholly owned and operated by individuals separate from us) contained information which was deemed "promotional" in nature, i.e., imputing safety and efficacy of an unapproved and experimental medication. Our two "hyperlinks" (i.e., facilitated communications) with distal or remote websites were deemed to be potentially a Food and Drug Administration violation; accordingly, we undertook immediate steps to cooperate fully and eliminate all "hyperlinks", whether scientific, medical or business in nature to any other websites on the worldwide web. We also requested a comprehensive "Standard Operating Procedure" from our hyperlinks webmaster in an effort to insure that no alterations to our corporate website including, without limitation, the introduction of hyperlinks are effectuated without the express consent of our Executive Committee. The full text of the Food and Drug Administration letters can be obtained at the Food and Drug Administration website at www.FDA.com.

4. We recently received a letter from the Food and Drug Administration objecting to three press releases of ours.

The Food and Drug Administration objected to three recent press releases which described certain ex vivo (outside the body) results with Ampligen and 14 already approved antiretroviral medications. The experimental results were conducted by independent researchers at the University of California and were being presented at various scientific meetings under independent peer review. To avoid a potential misunderstanding of the Company's publications of these independent ex vivo results as imputing potential human safety and potential efficacy of an experimental medication still in Phase 2/3 clinical trials, we initiated a program to utilize a broad-based disclaimer with all subsequent press releases (and within our website), regardless of the specific scientific/medical content. We believe that all of our own corporate statements cited in the Food and Drug Administration letters were materially correct in technical content and that the deletion of the hyperlinks is in compliance with the intent of regulatory guidelines regarding the dissemination of publicly available information on our experimental drug development programs.

5. Uncertainty of additional funding.

There can be no assurance that any additional funding will be available to us on terms which are acceptable, if at all. Any additional funding may result in significant dilution to our stockholders and could involve the issuance of securities with rights which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements in general may vary materially from those now planned, for reasons which include, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses, and lower than anticipated revenues from certain of our clinical trials as to which cost recovery from participants has been approved.

6. No regulatory agency has approved the full commercial sale of any of our products.

We cannot assure you that Ampligen will ultimately be demonstrated to be safe or efficacious. While Ampligen is authorized for use in clinical trials in the United States and in other countries, we cannot assure you that:

 * additional clinical trial approvals will be authorized in the United States or in other countries in a timely fashion or at all;
 * that we will complete our clinical trials; or
 * that Ampligen will be commercially successful in any country that may approve its use.

If Ampligen or one of our other products does not receive regulatory approval in the United States or elsewhere, our operations will be significantly affected.

The Company has not received a "Fast-Track" designation for any of its potential therapeutic indications. The Company's application for "Fast-Track" designation for the use of Ampligen for the treatment of Chronic Fatigue Syndrome has not been approved by the Food and Drug Administration at this time, the Food and Drug Administration stating that there is insufficient available information to date to meet the statutory criteria for "Fast-Track" designation, and advising the Company that the Food and Drug Administration would be happy to discuss with the Company the inclusion in its application of an "interim analysis" of the Company's ongoing controlled clinical study (AMP-516). The Company is considering the implementation of this proposal. A "Fast-Track" designation by the Food and Drug Administration, while not affecting any clinical development time per se, has the potential effect of reducing the regulatory review time by 50 percent (50%) from the time that a commercial drug application is actually submitted for final regulatory review. The Company will continue to present data in support of obtaining a "Fast-Tract" designation. There are no assurance that such designation will be granted, or if granted, there are no assurances that such designation will materially increase the prospect of a successful commercial application.

7. We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

We need to acquire enforceable patents covering the use of Ampligen for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen for such use. Our success depends, in large part, on our ability to obtain patent protection for our products and to obtain and preserve our trade secrets and know-how. We have been issued certain patents on the use of Ampligen and in combination with certain other drugs for the treatment of HIV chronic hepatitis B virus, chronic hepatitis C virus, and a patent, which affords protection on the use of Ampligen in patients with chronic fatigue syndrome. We have not been issued any patents in the United States for the use of Ampligen as a sole treatment for any of the cancers which we have sought to target. Our applications for United States patents for the use of Ampligen in the treatment of renal cell carcinoma and lung cancer are currently pending. We cannot assure you that any of these applications will be approved or that our competitors will not seek and obtain patents regarding the use of Ampligen in combination with various other agents. If we cannot protect our patents covering the use of Ampligen for a particular disease, or obtain additional pending patents, we may not be able to successfully market Ampligen .

8. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves complex legal and factual questions.

No consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents. There can be no assurance that patent applications relating to our products or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology.
It is generally anticipated that there may be significant litigation in the industry regarding patent and intellectual property rights and that such litigation could require substantial resources from us. No assurance can be made that our patents will provide competitive advantages for our products or will not be successfully challenged or circumvented by our competitors. No assurance can be given that patents do not exist or could not be filed which would have a materially adverse affect on our ability to market our products or to obtain or maintain any competitive position we may achieve with respect to our products.

9. Inability to enforce our patent rights could result in our needing to acquire licenses which may not be available.

If we cannot enforce the patent rights we currently hold we may be required to obtain licenses from others to develop, manufacture or market our products. There can be no assurance that we would be able to obtain any such licenses on commercially reasonable terms, if at all. We license certain proprietary information from third parties, some of which may have been developed with government grants under circumstances where the government maintained certain rights with respect to the proprietary information developed. No assurances can be given that such third parties will adequately enforce any rights they may have or that the rights, if any, retained by the government will not adversely affect the value of our license.

10. We do not expect to be profitable unless we receive final regulatory approval for Ampligen and it is successfully commercialized.

Ampligen has not been approved for commercial use in the United States or elsewhere. We do not expect to be profitable unless we receive final regulatory approval and can successfully commercialize Ampligen or one of our other products. Our products, including Ampligen , are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including, but not limited to, the Food and Drug Administration in the United States, the Health Protection Branch of Canada's Department of Health and Welfare, a federal regulatory agency in Canada, and the European Medical Evaluation Agency in Europe. Obtaining regulatory approval is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and efficacious for its intended use and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market our products and receive product revenues or royalties.

11. We may not be profitable unless we can produce Ampligen in commercial quantities at costs acceptable to us.

We have never produced Ampligen or any other product in large commercial quantities. Ampligen is currently produced only for use in clinical trials. We must manufacture our products in compliance with regulatory requirements at commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligen or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.

12. If our distributors do not market our product successfully, we may not generate significant revenues or become profitable.

We have limited marketing and sales capability. We need to enter into marketing agreements and third party distribution agreements for our products in order to generate significant revenues and become profitable. To the extent that we enter into co-marketing or other licensing arrangements, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our agreement with Gentiva Health Services offers the potential to provide significant marketing and distribution capacity in the United States, while Bioclones, Ltd. will be responsible for fielding an adequate sales force in South America, Africa, United Kingdom, Australia and New Zealand.

Gentiva Health Services is able to deliver treatment and services to chronic disease patients including infusion services, home nursing and other medical services through a national network of more than 500 locations. We cannot assure you that Gentiva Health Services or our foreign marketing partners will be able to successfully distribute our products, or that we will be able to establish future marketing or third party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues. The failure to continue this arrangement or to achieve other such arrangements on satisfactory terms could have a materially adverse effect on us. We are dependent upon certain third party suppliers for key components of our proposed products and for substantially all of the production process. If we cannot enter into future marketing and distribution agreements at terms acceptable to us, or if these distributors cannot effectively market and distribute our products, our operations will be negatively affected.

13. No Assurance of Successful Product Development.

The development of new pharmaceutical products is subject to a number of significant risks. Potential products that appear to be promising at an early stage of research or development may not reach the market for a number of reasons. Potential products may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Our products are in various stages of clinical and pre-clinical development. Each product will need to progress through further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, if ever, Ampligen will be available for commercial sale for any implication, if at all. Generally, only a small percentage of potential therapeutic products are eventually approved by the Food and Drug Administration for commercial sale. The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges and will require additional management and technical personnel and capital to the extent such manufacturing is not handled by third parties. There can be no assurance that our efforts will be successful or that any given product will be determined to be safe and effective, capable of being manufactured economically in commercial quantities or successfully marketed.

14. There is no assurance that successful manufacture of a drug on a limited scale basis for investigational use will lead to a successful transition to commercial, large-scale production.

Small changes in methods of manufacturing may affect the chemical structure of Ampligen and other such RNA drugs, as well as their safety and efficacy. Changes in methods of manufacture, including commercial scale-up, can, among other things, require new clinical studies.

15. Rapid Technological Change.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities than us, as well as substantial marketing, financial and managerial resources, and represent significant competition for us. There can be no assurance that developments by others will not render the our products or technologies obsolete or noncompetitive or that we will be able to keep pace with technological developments.

16. Substantial Competition.

Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments will offer competition to our products. Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining regulatory approvals of products. Accordingly, our competitors may succeed in obtaining product approvals more rapidly than us. If any of our products receive regulatory approvals and we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience. Our competitors may possess or obtain patent protection or other intellectual property rights that prevent, limit or otherwise adversely affect our ability to develop or exploit our products.

17. Limited Manufacturing Experience and Capacity.

Ampligen is currently produced only in limited quantities for use in our clinical trials. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if it is unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the U.S. Food and Drug Administration and The Canadian Health Protection Branch pertaining to Good Manufacturing Practices regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

18.We may be subject to product liability claims from the use of Ampligen or other of our products which could negatively affect our future operations.

We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligen or our other products result in adverse effects. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies or others manufacturing these products on our behalf. Our future operations may be negatively affected from the litigation costs, settlement expenses and lost product sales inherent to these claims. While we will continue to attempt to take appropriate precautions, we cannot assure you that we will avoid significant product liability exposure. Although we currently maintain worldwide product liability insurance coverage in the amount of $1,000,000, there can be no assurance that this insurance will provide adequate coverage against product liability claims. While no product liability claims are pending or threatened against us to date, a successful product liability claim against us in excess of our insurance coverage could have a negative effect on our business and financial condition.

19.Members of our Scientific Advisory Board may have conflicting interests and may disclose data and technical know-how to our competitors.

Some of our Scientific Advisory Board members are employed by other entities, which may include our competitors. Although we require each of our Scientific Advisory Board members to sign a non-disclosure and non-competition agreement with respect to the data and information that he or she receives from us, we cannot assure you that members will abide by them.
If a member were to reveal this information to outside sources, accidentally or otherwise, our operations could be negatively effected.

Since our business depends in large part on our ability to keep our know-how confidential, any revelation of this information to a competitor or other source could have an adverse effect on our operations.

20.There is no guarantee that our trade secrets will not be disclosed or known by our competitors.

To protect our rights, we require certain employees and consultants to enter into confidentiality agreements with us. There can be no assurance that these agreements will not be breached, that we would have adequate and enforceable remedies for any breach, or that any trade secrets of ours will not otherwise become known or be independently developed by our competitors.

21. The loss of Dr. Carter's services could hurt our chances for success.

Our success is dependent on the continued efforts of Dr. William A. Carter. The loss of Dr. Carter's services could have a material adverse effect on our operations. While we have an employment agreement with Dr. William A. Carter, and have secured key man life insurance in the amount of $2 million on the life of Dr. Carter, the loss of Dr. Carter or other key personnel, such as Dr. David Strayer or Dr. Carol Smith, or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

22. Possible impact of potential AMEX delisting on marketability of our securities.

Our common stock and Class A warrants are trading on the American Stock Exchange. If we were to continue to incur operating losses, we might be unable to maintain the standards for continued listing and the listed securities could be subject to delisting from AMEX. If our securities are delisted, trading in the delisted securities could thereafter be conducted on the NASD Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this were to occur, an investor would find it more difficult to dispose of our securities or to obtain accurate quotations as to the price of our securities and it could have an adverse effect on the coverage of news concerning us and the ability to sell our shares.

23. Uncertainty of Health Care Reimbursement and Potential Legislation.

Our ability to successfully commercialize our products will depend, in part, on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and from time to time legislation is proposed, which, if adopted, could further restrict the prices charged by and/or amounts reimbursable to manufacturers of pharmaceutical products. We cannot predict what, if any, legislation will ultimately be adopted or the impact of such legislation on us. There can be no assurance that third party insurance companies will allow us to charge and receive payments for our products sufficient to realize an appropriate return on our investment in product development. Our potential products represent a new mode of therapy and we expect that the costs associated with purchasing and administering our products will be substantial. There can be no assurance that our proposed products, if successfully developed, will be considered cost effective to third-party payors, that reimbursement will be available or, if available, that the timing and amount of such payors reimbursement will not adversely affect our ability to sell our products on a profitable basis.

24. Hazardous Materials.

Our business involves the controlled use of hazardous materials, carcinogenic chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident or the failure to comply with applicable regulations, we could be held liable for any damages that result, and any such liability could be significant. We do not maintain insurance coverage against such liabilities.

25. Exercise of Class A Redeemable Warrants May Have Dilutive Effect on Market.

Holders of the Class A redeemable warrants may exercise the Class A redeemable warrants and purchase the underlying common stock at a time when we might be able to obtain capital by a new offering of securities on terms more favorable than that provided by such Class A redeemable warrants, in which event our ability to obtain additional capital would be affected adversely.

26.Government Regulation.

We are subject to a variety of laws and regulations relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. Pharmaceutical products and their manufacture are subject to continued review following regulatory approval, and later discovery of previously unknown problems may result in the imposition of restrictions on such products or their manufacture, including withdrawal of the products from the market. Failure to comply with applicable regulatory requirements could, among other things, result in fines, suspension of regulatory approvals, operating restrictions and criminal prosecution. We cannot predict the extent to which current or future government regulations might have a materially adverse effect on the production, marketing and sale of our products. Such regulations may delay or prevent clinical trials, regulatory approval, and the manufacture or marketing of our potential products. In addition, such regulation may impose costly procedures upon our activities or furnish a competitive advantage to other companies more experienced in regulatory affairs than us and may deplete our liquidity and capital resources.

27. Ampligen  Safety Profile.

We believe that Ampligen has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15 percent of patients treated in our various studies. This reaction is occasionally accompanied by erythema, tightness of the chest, tachycardia, anxiety, shortness of breath, subjective reports of "feeling hot," sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by slowing the infusion rate. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, urticaria (swelling of the skin), bronchospasm, transithypotension, photophobia, rash, bradycardia, transient visual disturbances, arrhythmias, decrease visual activity in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months.

28. Litigation in Pennsylvania involving us and Manuel Asensio and Asensio & Company, Inc.

In September, 1998, we filed a multi-count compliant against Manuel P. Asensio, Asensio & Company, Inc. and others in the United States District Court for the Eastern District of Pennsylvania. In October 1998 and August 1999, we amended the complaint to add additional counts and to add Asensio.com, Inc. (formerly known as Asensio Holding, Inc.), the holding company of defendant, Asensio & Company Inc., and to add a conspiracy charge against the remaining defendants and certain unnamed John Does.

The action presently includes claims of defamation, disparagement, and tortious interference with existing and prospective business relations and conspiracy, arising out of the current defendants' false and defamatory statements. The complaint further alleges that defendants defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present.

In April 1999, Manuel P. Ansensio, Ansensio & Company, Inc. and others, filed an answer and counterclaim against us. The counterclaim alleges that we on or about September, 1998, in response to defendants' strong sell recommendation and other press releases about Hemispherx and its officers and directors, made defamatory statements about defendants, including statements that defendants' attacks and manipulative short-selling scheme may have constituted criminal wrongdoing on the part of defendants. We denied the material allegations of the counterclaim and are vigorously defending against the counterclaim. On June 6, 2000, the court granted the defendants' motion to dismiss for lack of Federal Jurisdiction. On July 31, 2000 we transferred the action to the Court of Common Pleas of Philadelphia County. In August, 2000 we filed a notice of appeals from the decision of the United States District Court dismissing the action for lack of Federal Jurisdiction. The appeal is presently pending.

29. Litigation in New York involving us and Manuel Asensio, Asensio & Company Inc., and Asensio.com Inc.

On June 8, 2000, Manual P. Asensio and Asensio & Company, Inc., filed a complaint in the Supreme Court of the State of New York against us, our Chairman and Chief Executive Officer William A. Carter and KPMG Peat Marwick in the first New York action in which they allege that the defendants defamed them in oral and written communications made in March, 2000. On July 27, 2000, we were served with a complaint in this action. On August 25, 2000, we filed an answer, including Affirmative Defenses to these claims. The allegations of Manual P. Asensio and Asensio & Company, Inc., in the first New York action are similar in substance to the alleged defamations which are the subject of the counterclaims filed by them in the action presently on appeal in Federal Court in Pennsylvania and pending in Pennsylvania state court.

On September 25, 2000, we were served notice that Manual P. Asensio, Asensio & Company, Inc. and Asensio.com Inc., had filed a second action against us and Dr. William Carter, our
Chairman and Chief Executive Officer in the Supreme Court of the State of New York. The second New York action purports to seek a declaratory judgment that their statements regarding us constituted protected speech, and that they did not engage in any actionable interference with our existing or prospective business relations. On October 12, 2000 we filed a motion to dismiss the second New York action.

We intend to vigorously defend against the claims asserted in both the First and Second New York actions, however, this litigation could subject us to significant liability for damages and, even if not meritorious, could be time consuming, expensive to pursue and result in the diversion of management time and attention.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2000 versus Three months ended September
-------------------------------------------------------------------------
30, 1999
---------

The Company's net loss was $2,065,824 for the three months ended September 30, 2000 versus a net loss of $1,878,719 for the same three month period in 1999 reflects an increase in quarter to quarter net losses of $187,105. Several factors contributed to the increase in loss in 2000.

Revenues produced from the Company's CFS cost recovery treatment programs underway in the United States and Europe were up $57,198 for the three months ended in September 30, 2000. In this period, cost recovery treatment program revenues were $225,176 of which $159,900 originated in the United States. The Food and Drug Administration approved the CFS cost recovery treatment program in the United States in 1997. This program allows the company to recover the cost of Ampligen from a limited number of patients that qualify for the treatment. Proceeds from this program are used to further develop Ampligen .

Research and development (R&D) costs were up $583,370 compared to the same period in 1999. In the United States, the company incurred R&D costs of $1,209,399 for an increase of $180,229. This increase reflects the cost of increased patient enrollment and activity of the Protocol Amp 516 CFS randomized double-blind placebo controlled phase III clinical trial now well underway at multiple locations in the United States. These increased costs were expected and planned. Efforts in establishing the European operation accelerated and increased by $153,141. HEM-Europe, established in 1998, to pursue drug approval in Europe, expects to expand the cost recovery treatment program, currently authorized in England and Belgium, to other European countries. Pursuant to a strategic alliance agreement with Chronix Biomedical Corporation, $250,000 was invested for research in diagnostic and therapeutic technology for Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6. Manufacturing costs, included in research and development, were up by $124,841 compared to the same period in 1999. This increase is primarily due to the fact that the Company purchased raw materials in the three month period ended September 30, 2000 compared to 1999. As an experimental drug, Ampligen production costs are expensed as they are incurred and not carried as inventory on the balance sheet.

General and administrative expenses were up $23,284 for the three months ended September 30, 2000. Legal and related expenses were down $108,304 due to an overall reduction of legal expenses as well as recovery of certain legal costs incurred on the Asensio litigation from insurance coverage. Expenses for consultants and financing activities were down $65,000 due to company action designed to reduce such costs. Effort to research and prepare documents in support of filing a new application with the European Medical Evaluation Authority for approval of Ampligen in treatment of CFS was up $173,000. All other G&A expenses were up some $23,000.

There was no stock compensation expense for the third quarter ended September 30, 2000 as opposed to $358,744 in the third quarter ended September 30, 1999. Stock Compensation Expense in 1999 reflects the charge to earnings for the calculated value of Stock Warrants granted to outside parties for services performed.

The Company's investment of $750,000 in CIMM requires that the company record their share of CIMM's quarterly earnings/losses. In the three months ended September 30, 2000, the company recorded an equity loss of $22,298 in CIMM.

Interest income for the three months revised ended September 30, 2000 was $143,964 versus $118,059 for the same period in 1999. This increase reflects an improved rate of return on money market securities in 2000 versus 1999.


Also, the company had slightly more surplus funds invested in the money market during the third quarter.

Nine months ended September 30, 2000 versus Nine months ended September 30,
---------------------------------------------------------------------------
1999
------

In the first nine months of 2000, the company incurred a net loss of $6,097,670 versus a net loss of $7,333,065 for the same period in 1999. The reduced loss of $1,235,395 is a result of the following factors.

The Company's CFS cost recovery treatment programs in the United States and Europe produced revenues totaling $650,763 in the nine month period ended September 30, 2000 versus $454,298 in 1999 for an increase of 43.2%.

Research & Development costs were approximately $440,000 higher in the first nine months of 2000 versus the same period in 1999. The costs of the company's AMP 516 CFS clinical trials increased $742,935 in 2000 versus 1999 reflecting the increased clinical costs of enrolling and treating a greater number of patients in the program. The AMP 516 program was in the early development stage in 1999.The company plans to eventually enroll 230 patients in the FDA approved Phase III clinical trials. These increased costs were expected and planned. Expanded efforts in Europe increased costs $438,135 in the first nine months of 2000 versus 1999. HEM-Europe, established in 1998 to pursue drug approval in Europe, expects to expand the cost recovery treatment programs, currently authorized in Belgium and England, to other European countries. Pursuant to the strategic alliance agreement with Chronix Biomedical Corporation, $250,000 was invested for research in diagnostic and therapeutic technology for Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6. This Research Project is expected to continue through 2001. Manufacturing costs were down $1,115,667 in the first nine months of 2000 versus the same period in 1999. This reduction was primarily due to the significant build-up of drug supplies in 1999 in anticipation of Ampligen needs to support the AMP 516 CFS clinical trials now underway in the United States and the Company's cost recovery treatment programs in the U.S. and Europe. In the first nine months of 1999, the company expended over $1,253,114 in the purchase of raw materials for production of Ampligen . This supply of Ampligen is now being shipped in support of the clinical trials. The company has engaged the services of a major pharmaceutical facility to produce scaled-up runs of Ampligen . The first production runs from this facility will be used to fulfill FDA requirements for validation of the manufacturing process.

General and administrative costs were lower in the nine months ended September 30, 2000 by $697,794 versus the same period in 1999. Legal and related costs were down $410,018 due to decreased attorney fees relating to legal activity as well as some insurance recovery on legal expenses incurred on the Asensio litigation. Outside consultants and related expenses were less by $251,636 as fewer financial and management consultants were employed in the first nine months of 2000. Efforts to reduce Public Relations and related expenses produced lower costs by $149,932. Temporary help for increased clinical support and other costs related to supporting the EMEA application increased by $166,000.

Stock compensation expense was down by $746,115 in 2000 versus 1999. This reduction reflects the company's efforts to better control and monitor stock warrants granted to outside parties for services rendered.

The Company's investment of $750,000 in CIMM requires that the Company record it's share of CIMM's quarterly earnings/losses. In the nine months ended September 30, 2000, the Company recorded an equity loss of $48,152.

Interest income was $455,952 in the first nine months of 2000. This is an increase of $83,149 over the same period in 1999 reflecting better rates on money market securities. Also, the Company had more surplus funds invested in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $9.2 million at September 30, 2000 compared to $8.5 million at December 31, 1999. This increase of $.7 million reflects the net increase from financing activities, investing activities and net cash used in operations in the first nine months of 2000.

Net operating activities consumed $6,379,607 in the first nine months of 2000 reflecting major outlays of cash in support of the CFS phase III clinical trials as well as the support of the European clinical efforts. Investing activities include the expenditure of $97,720 for capital equipment primarily for use at the company's Rockville, Maryland Quality

Assurance facility. Approximately $12,000 was used to acquire equipment for the European operation. In addition, the Company invested another $375,000 in CIMM to fulfill its subscription agreement which brings the company's equity ownership up to 30% of CIMM. The Company had already acquired a 15% ownership in CIMM for $375,000 in May, 1999.

In the first nine months of 2000, the Company received $8,549,107 from warrant holders exercising 1,978,691 stock warrants. In addition, the Company received $2,250,000 from the Biovail Corp.("Biovail") for the private purchase of 285,714 shares of common stock. Biovail is an international, full-service corporation headquartered in Toronto, Canada and has entered into an agreement with the company for the exclusive right to distribute the Company's products in the Canadian territories subject to certain terms and conditions.

In the first nine months of 2000, the Company expended $3,107,065 for the purchase of 270,300 shares of the company's stock on the open market pursuant to the stock buyback program approved by the Board of Directors. These treasury shares plus other treasury shares will be used to facilitate future business needs.

All clinical trial drug products were fully expensed although some are expected to be sold under the expanded access, cost-recovery, pre-marketing programs authorized by FDA and various regulatory bodies in other countries. As the clinical testing effort in the United States accelerates and the European market development activity increases, the operating burn rate may increase periodically. However, certain of the operating, as well as the non-operating cash outlays are of a one time nature and are expected to decline significantly. Also revenues from expanded access cost recovery treatments are expected to continue to increase in the coming months.

The Company expects warrant holders to continue exercising both the Class
A redeemable warrants and private warrants from time to time depending on the trading price of the Company common stock. As of September 30, 2000, the Company has 4,129,198 Class A redeemable warrants outstanding. These warrants can be exercised at $4.00 per share. In addition, there are 462,000 Class A redeemable warrants outstanding at an exercise price of $6.60 per share. The publicly traded Class A Redeemable Warrants were to expire no later than November 2, 2000, however, the Company recently amended the expiration date to no later than November 2, 2001. Non-public warrants outstanding total 7,738,667 with a weighted average exercise price of $4.07.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company had $8.5 million in cash and equivalents at December 31, 1999. To the extent that the Company's cash and cash equivalents exceed it's near term funding needs, the Company invests the excess cash in three to six month high quality financial instruments. The Company employs established policies and procedures to manage any risks with respect to investment exposure.

Part II   OTHER INFORMATION

ITEM 1:   Legal Proceedings

In September, 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc., and others in the United States District Court for the Eastern District of Pennsylvania. In October 1998 and August 1999, we amended the complaint to add additional counts and to add Asensio.com, Inc. (formerly known as Asensio Holding, Inc.), the holding company of the defendant, Asensio & Company Inc., and to add a conspiracy charge against the remaining defendants and certain unnamed John Does.

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

In April 1999, Manuel P. Asensio, Asensio & Company, Inc., and others filed an answer and counterclaim against the Company. The counterclaim alleges that on or about September, 1998, and in response to defendants' strong sell recommendation and other press releases about the Company and its officers and directors, made defamatory statements about defendants, including statements that defendants' attacks and manipulative short-selling scheme may have constituted criminal wrongdoing on the part of defendants. The Company denied the material allegations of the counterclaim and is vigorously defending against the counterclaim. On June 6, 2000, the court granted the defendants' motion to dismiss for lack of Federal Jurisdiction. On July 31, 2000 we transferred the action to the Court of Common Pleas of Philadelphia County. In August, 2000 we filed a notice of appeals from the decision of the United States District Court dismissing the action for lack of Federal Jurisdiction. The appeal is presently pending.

On July 27, 2000, we were served with a complaint filed by Manuel P. Asensio and Asensio & Company, Inc., filed a complaint in the Supreme Court of the State of New York against the Company, the Company's Chairman and Chief Executive Office, William A. Carter and KPMG, LLP in the in the first New York action in which they allege that the defendants defamed them in oral and written communications made in March, 2000. On August 25, 2000, we filed an Answer, including Affirmative Defenses to these claims. The allegations of Manuel P. Asensio and Asensio & Company, Inc., in the first New York action are similar in substance to the alleged defamation's which are the subject of the counterclaims filed by them in the action presently on appeal in Federal Court in Pennsylvania and pending in Pennsylvania state court.

On June 26, 2000, Manuel P. Asensio, Asensio & Company, Inc. and Asensio.com Inc., filed a second action against us and Dr. William Carter, our Chairman and Chief Executive Officer in the Supreme Court of the State of New York. On September 25, 2000, we were served with a complaint in this action. The second New York action purports to seek a declaratory judgment that their statements regarding us constituted protected speech, and that they did not engage in any actionable interference with our existing or prospective business relations. On October 12, 2000 were filed a motion to dismiss this action. We intend to vigorously defend against the claims asserted in both the First and Second New York actions, however, this litigation could subject us to significant liability for damages and, even if not meritorious, could be time consuming, expensive to pursue and result in the diversion of management time and attention.


In October, 1998, we contacted the SEC regarding what we believed may have been illegal short selling and unlawful market manipulation in furtherance of the short selling of Manuel P. Asensio and others. In April, 1999, we were advised by the Securities and Exchange Commission ("SEC") of a private investigation into various allegations of misrepresentations by the Company and its officers. Specifically, the SEC sought information relating to allegations about the Company's investigational drug application for treatment of various diseases, results of clinical research, incidence of CFS in the United States, the Company's patents, and Ampligen 's safety and efficacy. These allegations had also been included by Asensio & Co. in its various "research reports." We continue to cooperate with the investigation.

We have also been advised that the NASD has initiated an investigation into the short selling of Hemispherx Securities (Enf-303). Asensio has admitted, in deposition testimony in the Company's litigation against him, that he and his company was the subject of such an investigation. We are also cooperating with the NASD in its investigation of the short selling of its stock.

On March 6, 2000, Cook Imaging Corp, et al, filed a complaint against us in the United States District Court for the Eastern District of Pennsylvania. Cook Imaging Corp. asserts that we refused to pay for certain Ampligen manufacturing efforts by Cook. The Company has responded to the complaint and asserted a counterclaim seeking in excess of $1.5 million. In essence, the Company maintains that Cook Imaging Corp. did not perform as required by the contract under GMP (Good Maintenance Practices) conditions. On June 5, 2000, the court entered a scheduling order, which provides for the completion of discovery in September, 2000, and trial in or about December, 2000. The parties are presently engaged in discovery and the matter is scheduled for court ordered mediation on November 21, 2000. We are unable to express any opinion as to the likely outcome of the act of the matter.

ITEM 2:   Changes in Securities

In April, 1999, we filed a Registration Statement with the Securities and Exchange Commission to register the common stock privately placed in July, 1998. In addition, certain warrants and underlying common stock was included in the Registration.

In June 1999, we filed a registration statement on Form S-3 with the SEC registering certain warrants and the shares of Common Stock underlying those warrants on behalf of certain warrantholders. We entered into agreements with certain of the warrantholders providing for, among other things, (a) an escrow and conditional lockup of one year from the effective date of the registration statement; and (b) the sale of such warrantholders' warrants during such one-year lockup through an agent or by the Company at prices set by the warrantholders. On September 19, 1999, the Registration Statement was amended. This amended document became effective October 1, 1999.

In 1999, we acquired 290,811 shares of Common Stock on the open market at an average cost of $6.76 per share. This acquisition is part of the share buy back program authorized by the Board of Directors. These shares may be retired in part thereby reducing the number of shares outstanding. Certain shares of the Company's Treasury Stock may be utilized to fund acquisitions, strategic alliances, or to obtain equity positions in other companies in order to potentially increase the breadth and depth of the Company's drug technology portfolio including the Company's potential position in the emerging area of human genomics.

In January, February, and March, 2000 we acquired 270,300 shares of Common Stock on the open market at an average cost of $11.92 per share. This acquisition is part of the share buy back program authorized by the Board of Directors.

In August, 2000, we extended the expiration date of the Class A Redeemable Warrants for a period of one year. These publicly traded securities were originally termed to expire on November 2, 2000.
On October 18, 2000, we filed a Form S-3 with the SEC for the purpose of registering shares of our common stock, warrants and underlying common stock on behalf of certain selling shareholders.

The foregoing private offerings were private transactions and exempt from registration under Section 4(2) of the Securities Act pursuant to Regulation D of the Act. All investors in these transactions are accredited.

ITEM 3:   Defaults in Senior Securities

None



ITEM 4:   Submission of Matters to a Vote of Security Holders

On July 26, 2000, we held an annual meeting to adopt three resolutions by consent of the majority of our shareholders, acting pursuant to the General Corporation Law of the State of Delaware. Pursuant to the resolutions we:

i) elected the following four members to our Board of Directors to serve until their respective successors are elected and qualified:

     Election of Directors               For:               Withheld:
     *  William A. Carter, M.D.          16,028,013           41,057
     *  Richard C. Piani                 16,028,013           41,057
     *  Ransom W. Etheridge              16,028,013           41,057
     *  William M. Mitchell              16,028,013           41,057
All four directors term of office continued after the meeting.

ii) ratified the selection by us of BDO Siedman, LLP, independent public accountants, to audit our financial statements for the year ending, December 31, 2000;

          For:                     Against:            Abstain:
          16,035,816               17,374              15,880; and

iii) to transact such other matters as may properly come before our meeting or any adjournment thereof.

The board of directors solicited proxies in connection with the adoption of these resolutions and proxies were requested from our stockholders.


ITEM 5:   Other Information

ITEM 6:   Exhibits and Reports on Form 8K

On July 12, 2000 we filed an amendment to Form 8K in connection with a change in our independent auditors.

On July 13, 2000 we amended our form 8K to include a letter dated July 13, 2000 from our prior independent auditors in support of our original Form 8K filed on May 10, 2000 due to a change in auditors.

On June 6, 2000 we filed Form 8K to notify the SEC of our engagement of the new auditors, BDO Siedman, LLP.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: November 14, 2000              William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: November 14, 2000              Robert E. Peterson
                                     Chief Financial Officer