Form 10-K/A
period 2000-12-31
HEMISPHERX BIOPHARMA INC
filed 2001-05-10
CIK 946644

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 2001 Annual Meeting of Stockholders, to be held on August 24,2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

    On June 5, 2000, we engaged the services of BDO Seidman, LLP as our Independent Certified Public Accountants.

                                PART III
The information called for by this Part III (items 10,11,12 and 13) is not set forth herein because we intend to file with the SEC no later than 120 days after the end of this fiscal year ended December 31, 2000 the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on August 24, 2001. Such information to be included in the Definitive
Proxy Statement is hereby incorporated into items 10,11,12 and 13 by this reference.

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