Form 10-Q
period 2001-03-31
HEMISPHERX BIOPHARMA INC
filed 2001-05-15
CIK 946644

 			      UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
29,991,242 shares of common stock issued and outstanding as of March 31, 2001.

                     PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    March 31,
                                                    2000          2001
                                                 -----------   -----------
                                                               (Unaudited)
                              ASSETS
Current assets:

  Cash and cash equivalents                          $3,721       $2,057
  Short Term investments                              4,657        4,086
  Accounts receivable                                    60           36
  Prepaid expenses and other current assets             607          538

                                                 -----------    ----------
    Total current assets                             9,045        6,717


  Property and equipment, net                           373          338
  Patent and trademark rights, net                    1,204        1,110
  Investments in uncosolidated affiliates             2,421        2,397
  Other assets                                           24           24
                                                 -----------    ----------
      Total assets                                  $13,067      $10,586
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                $    1,341     $ 1,085
  Accrued expenses                                       154         154
                                                 -----------    ----------
    Total current liabilities                          1,495       1,239
                                                 -----------    ----------

Commitments and contingencies

Stockholders' equity:
  Common stock                                            30          30
  Additional paid-in capital                          97,984      98,532
  Accumulated other comprehensive income                  34          58
  Treasury stock - at cost                           (3,910)     (4,227)
  Accumulated deficit                                (82,566)    (85,046)
                                                 -----------    ----------
    Total stockholders' equity                        11,572       9,347
                                                 -----------    ----------
     Total liabilities and stockholders' equity      $13,067    $ 10,586
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                              For the Three months ended
                                                      March 31,
                                               --------------------------
                                                       (Unaudited)
                                                  2000            2001
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $     210         $  127
                                               ----------     ----------


Costs and expenses:
  Research and development                        1,423          1,765
  General and administrative                        911            911
                                               ----------      ----------
    Total cost and expenses                       2,334          2,676
Interest and other income                           152             94
Equity in loss of unconsolidated affiliate (Note 4)   -            (25)
                                              ----------       ----------
   Net loss                                     $(1,972)      $ (2,480)
                                              ==========       ==========




Basic and diluted loss per share                $ (.07)          $ (.08)
                                               ==========      ==========

Basic and diluted weighted
average common shares outstanding             28,253,028      29,957,975
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

            HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                              	    For the Three months ended
                                                    		  March 31,
                                                     --------------------------
                                                           (Unaudited)
                                                        2000         2001
                                                     ----------    ----------

Cash flows from operating activities:

 Net loss                                           $  (1,972)      $(2,480)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation of property and equipment                    29            35
 Amortization of patents rights                            63            94
 Write-off of patent rights                                 2            29
 Stock option and warrant compensation  and
 service expense                                          155          262
 Equity in loss of unconsolidated affiliate                              24
 Changes in assets and liabilities:
  Accounts receivable                                     (19)           24
  Prepaid expenses and other current assets                21            79
  Accounts payable                                        (45)         (256)
  Accrued expenses                                       (265)           -
  Other assets                                           (500)           -
                                                      ---------   ----------
Net cash (used in) operating activities                (2,531)        (2,189)
                                                      ---------   -----------
Cash flows from investing activities:
 Purchase of property and equipment                       (62)            -
 Additions to patent rights                               (29)           (29)
 Maturity of short term investments                     2,153          4,613
 Purchase of short term investments                    (2,236)        (4,028)
 Other investments                                       (70)           -
                                                      ---------     ---------
 Net cash (used in) provided by investing activities     (244)           556
                                                       ---------     ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                  2,250           110
 Proceeds from exercise of warrants                      7,128           176
 Purchase of treasury stock                             (3,106)         (317)
                                                       --------     ---------
  Net cash provided by (used in) financing activities    6,272           (31)
                                                      ---------    ----------
Net increase (decrease) in cash and cash equivalents     3,497         (1,664)
Cash and cash equivalents at beginning of period         6,396          3,721
                                                       ---------    ---------
Cash and cash equivalents at end of period            $  9,893      $   2,057
                                                       ---------    ---------

See accompanying notes to condensed consolidated financial statements.

	 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	  For the Three Months Ended March 31, 2001
             (in thousands, except share data)

                                        Accumulated
                       Common Stock     Additional  Other                    Treasury              Total
                    -----------------   Paid-in     Comprehensive  Treasury  stock    Accumulated  Stockholders'
                      Shares   Amount   Capital     Income         Stock     shares   deflict      Equity
                    --------  -------   ----------- ------------- ---------  -------- -----------  ------------
Balance 12/31/2000  30,367,888   $30      $97,984         $34      $(3,910)   395,646   $(82,566)     $11,572

Common Stock
Issued                 125,000    -           286                                                         286

Treasury
Stock
Purchased                                                            (317)    106,000                    (317)

Stock warrant
Compensation                                  262                                                         262

Net Comprehensive
loss                                                       24                              (2,480)     (2,456)
                    --------- -------   ----------- ------------- ---------  --------  -----------  -----------
Balance 3/31/2001   30,492,888    $30      $98,532        $58      $(4,227)   501,646    $(85,046)     $9,347
                    ========= =======   =========== ============= =========  ========  ===========  ===========

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

These consolidated financial statements should be read in conjunction with our 2000 consolidated financial statements included in our Form 10K statement filed with the SEC on April 3, 2001.

Prior year amounts have been reclassified to conform to current period presentations.

NOTE 2: STOCK COMPENSATION:

The expiration date of certain non-public stock warrants were extended by the Board of Directors. The extension produced non-cash stock/warrant compensation of $262,000 in the three month period ended March 31, 2001. Stock/warrant compensation expense in the three month period ended March 31, 2000 was $155,000. Stock/warrant compensation expense had no effect on total shareholders equity as it is offset by an increase in additional paid in capital.

In 2001 we retained a nationally based consultant group with expertise in executive compensation in the biotechnology sector to analyze the compensation of both the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer. In accordance with the review, the Company granted 376,650 warrants to purchase our common stock to William A. Carter for services performed and to be performed and 30,000 warrants to the Chief Financial Officer. The Chief Financial Officer's warrants are exercisable at $5.00 per share and 188,325 of the Chairman of the Board and Chief Executive Officers warrants are exercisable at $6.00 per share and 188,325 are exercisable at $9.00 per share. We applied APB Opinion No. 25 in accounting for stock-based compensation of our company employees and directors and, accordingly, no compensation expense has been recognized for stock purchase rights issued to employees and directors in the financial statements.

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

The components of comprehensive (loss) are:


                                    (000's omitted)
                                 For three months ending
                              --------------------------------
                              March 31, 2000    March 31, 2001
                              --------------    --------------
Net Loss                          $(1,972)          $(2,480)

Unrealized gain on short
term investments                        -                24
                                 ----------        ----------
Total comprehensive loss          $(1,972)          $(2,456)
                                 ==========        ==========

Note 4:  INVESTMENTS:

Investments in unconsolidated affiliates:

We invested $1,074,000 for a 3.3% equity interest in R.E.D. Laboratories. R.E.D. Laboratories ("R.E.D.") is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue Syndrome and other chronic immune diseases. We have a research collaboration agreement with R.E.D. to assist in this development. R.E.D. is headquartered in Belgium. The investment has been recorded at cost.

On May 11, 1999, we acquired a 15% interest in California Institute of Molecular Medicine ("CIMM") for $375,000. On May 16, 2000, we also acquired an additional 15% interest in CIMM for an additional $375,000. The Company currently has a total interest of 30% in CIMM for a total of $750,000. CIMM is developing therapy for Hepatitis C virus. The investment has been recorded by the equity method. The balance at March 31, 2001 was $645,000.

Other investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of Hemispherx Biopharma, Inc. common stock from the treasury. On October 12, 2000, an additional 50,000 shares of Hemispherx Biopharma, Inc. common stock and on March 7, 2001 12,000 more share of Hemispherx Biopharma, Inc. stock were issued from the treasury to Chronix for an equity investment of $678,000.
 Pursuant to a strategic alliance agreement, we provided Chronix with $250,000 during 2000 to conduct research in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as chronic fatigue syndrome. The strategic alliance agreement provides us certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed form this research.

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
Condition and Results of Operations.

SPECIAL  NOTE REGARDING FORWARD LOOKING STATEMENTS
---------------------------------------------------
Certain statements in this Report on Form 10-Q ("Form 10-Q"), constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessary all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, the "Company", "we or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-Q. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

We are a pharmaceutical research and development Company, which uses Nucleic Acid technologies to develop therapeutic products for the treatment of certain viral diseases and cancers. Our strategy is to use our proprietary drug, Ampligenr to treat diseases for which adequate treatment is not available. Such diseases currently include Myalgic Encephalomyelitis/Chronic Fatique Syndrome ("ME/CFS"), Hepatitis, HIV and certain cancers.

A Food and Drug Administration authorized, randomized, double-blind, placebo-controlled Phase III clinical trial is currently underway at multiple locations in the United States to test the efficacy of Ampligenr in the treatment of 230 patients afflicted with ME/CFS. Upon completion, we will evaluate the clinical data collected and submit the results to the FDA for review and approval. Our European subsidiary, Hemispherx Biopharma Europe, is engaged in establishing and conducting clinical trials in Europe for the treatment of ME/CFS.

We were incorporated in Maryland in August 1966 under the name HEM Research, Inc. and originally served as a supplier of research support products. We redirected our focus in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. We were reincorporated in Delaware and changed our name to HEM Pharmaceutical Corp. in January 1991. In June, 1995 we became Hemispherx Biopharma, Inc. The Company has three domestic subsidiaries BioPro Corp., Bioagean Corp.and Core BioTech Corp., all of which are incorporated in Delaware. Our foreign subsidiary, Hemispherx Biopharma-Europe was established in 1998.

We have a global patent estate consisting of more than 300 issued patents and conduct clinical tests worldwide through subsidiary companies and affiliates. Since 1980, we have devoted significant resources to research and development programs primarily focused on developing our lead drug trade named Ampligenr for treating various viral diseases.

We expect to continue our research and clinical efforts for the next several years and may continue to incur losses due to clinical costs incurred in the continued development of Ampligenr for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Europe, Canada and in the United States.

Our research, development, clinical trials and the manufacturing and marketing of the Company's products are subject to extensive regulation by numerous governmental agencies in the United States and other countries. None of our products have been approved for commercial sale by the Food and Drug Administration or other foreign regulatory authorities.


RISK FACTORS
------------
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this prospectus. Among the key factors that have a direct bearing on our results of operations are:

Our drug and related technologies are investigational and subject to regulatory approval

    All of our drugs and associate technologies are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. Our principal development efforts are currently focused on Ampligenr, which has not been approved for commercial use. Our products, including Ampligenr are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the Food and Drug Administration in the U.S., the Health Protection Branch of Canada, and the European Medical Evaluation Agency in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We cannot assure you that the drug will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligenr is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. If Ampligenr or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations will be materially adversely effected.


We may continue to incur substantial losses and our future profitability is uncertain

	We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses. As of March 31, 2001 our accumulated deficit was approximately $85,046,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitability.

Additional financing requirements.

	The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. Based on our current operating plan, we anticipate receipt of limited revenues from the sales of Ampligenr under the Cost Recovery Clinical Programs and investors exercising our Class A Redeemable Warrants. The Company may need to raise substantial additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products. There can be no assurances that our Class A Redeemable Warrants will be exercised or that we will raise any proceeds from possible equity financing, which may have a material effect on our ability to develop our products.

No regulatory agency has approved the full commercial sale of any of the our products.

	We cannot assure you that Ampligenr will ultimately be demonstrated to be safe or efficacious. While Ampligenr is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States, or in other countries in a timely fashion or at all or that we will complete these clinical trials. If Ampligenr or one of our other products does not receive regulatory approval in the United States or elsewhere, our operations will be significantly affected.

We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

	We need to acquire enforceable patents covering the use of Ampligenr for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligenr for such disease. Our success depends, in large part, on our ability to obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. We have been issued certain patents on the use of Ampligenr and Ampligenr in combination with certain other drugs for the treatment of HIV. We have also been issued patents on the use of Ampligenr in combination with certain other drugs for the treatment of chronic hepatitis B virus, chronic hepatitis C virus, and a patent which affords protection on the use of Ampligenr in patients with chronic fatigue syndrome. We have not been issued any patents in the United States for the use of

Ampligen as a sole treatment for any of the cancers which we have sought to target. Our applications for United States patents for the use of Ampligenr in the treatment of renal cell carcinoma and lung cancer are currently pending. We cannot assure you that any of these applications will be approved or that our competitors will not seek and obtain patents regarding the use of Ampligenr in combination with various other agents, including AZT, for a particular target indication prior to us. If we cannot protect our patents covering the use of Ampligenr for a particular disease, or obtain additional pending patents, we may not be able to successfully market Ampligenr.

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

We may not be profitable unless we can produce Ampligenr in commercial quantities at costs acceptable to us.

	We have never produced Ampligenr or any other products in large commercial quantities. Ampligenr is currently produced only for use in clinical trials. We must manufacture our products in compliance with regulatory requirements in commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligenr or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.


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

No assurance of successful product development of Ampligenr.

	The development of Ampligenr and our other products is subject to a number of significant risks. Ampligenr may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Our products are in various stages of clinical and pre-clinical development and, require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, or if ever, Ampligenr will be generally available for commercial sale for any indication for at least the next several years, if at all. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale.

Ampligenr safety profile.

	 We believe that Ampligenr has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15% of patients treated in our various studies. This reaction is occasionally accompanied by rythema, a tightness of the chest, tachycardia, anxiety, shortness of breath, subjective reports of ''feeling hot,'' sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by slowing the infusion rate. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, urticaria (swelling of the skin), bronchospasm, thypotension, photophobia, rash, bradycardia, transient visual disturbances, transient arrhythmias, decreased visual activity in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months.


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

	Ampligenr is currently produced only in limited quantities for use in our clinical trials. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA and HPB pertaining to Good Manufacturing Practices ("GMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

We may be subject to product liability claims from the use of Ampligenr or other of our products which could negatively affect our future operations.

	We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligenr or other of our products results in adverse effects. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies or others manufacturing these products on our behalf. Our future operations may be negatively effected from the litigation costs, settlement expenses and lost product sales inherent to these claims. While we will continue to attempt to take appropriate precautions, we cannot assure that we will avoid significant product liability exposure. Although we currently maintain worldwide product liability insurance coverage in the amount of $1,000,000, there can be no assurance that this insurance will provide adequate coverage against product liability claims. While no product liability claims are pending or threatened against us to date, a successful product liability claim against us in excess of our insurance coverage could have a negative effect on our business and financial condition.

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

	Our success is dependent on the continued efforts of Dr. William
A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen, and his knowledge of the company's overall activities, including patents, clinical trials, corporate relationships and relationships with governmental agencies which regulate our business. The loss of continuity Dr. Carter's services could have a material adverse effect on our operations and changes for success. While we have an employment agreement with Dr. William A. Carter, and have secured key man life insurance in the amount of $2 million on the life of Dr. Carter, the loss of Dr. Carter or other personnel, or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

    Because the risk factors referred to above could cause actual
------------------------------------------------------------------
results or outcomes to differ materially from those expressed in
------------------------------------------------------------------
any forward-looking statements made by us, you should not place
------------------------------------------------------------------
undue reliance on any such forward-looking statements.  Further,
------------------------------------------------------------------
any forward-looking statement speaks only as of the date on which
------------------------------------------------------------------
it is made and we undertake no obligation to update any forward-
------------------------------------------------------------------
looking statement or statements to reflect events of circumstances
------------------------------------------------------------------
after the date on which such statement is made or reflect the
------------------------------------------------------------------
occurrence of unanticipated events.  New factors emerge from time
------------------------------------------------------------------
to time, and it is not possible for us to predict which will arise.
------------------------------------------------------------------
In addition, we cannot assess the impact of each factor on our
------------------------------------------------------------------
business of the extent to which any factor, or combination of
------------------------------------------------------------------
factors, may cause actual results to differ materially from those
------------------------------------------------------------------
contained in any forward-looking statements.
--------------------------------------------

RESULTS OF OPERATIONS

Three months ended March 31, 2001 versus Three months ended March
------------------------------------------------------------------
31, 2000
----------
    Our net loss was $2,480,000 for the three months ended March 31, 2001 versus a net loss of $1,972,000 for the same three month period in 2000 reflects an increase in quarter to quarter net losses of $508,000. This increase in loss was expected due to increased spending for research, development and clinical trials in the first quarter of 2001.

Research & Development ("R&D") costs were up $342,000. General and Administrative expenses were equal and include a non-cash charge of $262,000 in 2001 compared to $155,000 expensed in 2000. Excluding stock/warrant compensation expense, G&A expenses were down $106,000 in the first quarter of 2001. Interest and other income was down $ 58,000 and equity losses in unconsolidated subsidiaries was greater by $25,000. Cost recovery treatment program revenues were down in the United States primarily due to our focus on recruiting patients for the double-blind, placebo controlled phase III ME/CFS clinical trial and initiating new clinical studies in HIV diseas.

R&D ("R&D") costs (which includes clinical trial expenses) increased $ 342,000 compared to R&D costs reported in the first quarter of 2000. $213,000 of this increase was due to increased manufacturing and quality assurance costs relating to the production of Ampligenr to support R&D and our clinical trials. $145,000 of the increase reflects the purchase of raw materials for use in producing Ampligenr. Also, the 2001 expenses reflect the costs of working with a pharmaceutical company with plant capacity to produce Ampligenr doses in large quantities at much less cost per dose. This effort is in the early stages and pilot production runs are in process at this time. Costs related to the ongoing ME/CFS phase III clinical trial were slightly lower than cost recorded in the first quarter of 2000. The ME/CFS phase III clinical trial is targeted to enroll 230 patients in the double-blind, placebo controlled program to test the effect of Ampligenr.

Our overall effort to reduce various administrative costs paid off in the first quarter of 2001 as computer supplies, legal fees, investment banking fees consulting fees and other expenses were down some $106,000 in this quarter versus the same quarter a year ago. Stock/warrant compensation expense in the first quarter of 2001 was $262,000 compared to $155,000 expensed in the first quarter of 2000. The first quarter 2001 charge of $262,000 was due to a modification of the expiration date of previously issued warrants.

Interest and other income dropped $58,000 from the same quarter a year ago, due to lower interest rates earned on our money market accounts as well as lower cash balances available to invest.

In mid-2000, we acquired additional equity in the California Institute of Molecular Medicine ("CIMM"), which increased our ownership beyond the 20% threshold and required us to use the equity method of accounting. As of December 31, 2000 this investment totaled $669,000. In the first quarter of 2001, some $25,000 of this investment was record as equity losses based on our share of CIMM"S losses in the first three months of 2001. CIMM is conducting research toward developing a treatment for the Hepatitis C virus.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments were $6.1 million as of March 31, 2001 compared to $8.4 million at December
31, 2000 reflecting a net decrease of cash in the amount of  $2.3 million in the first three months of 2001.

Operating activities consumed $ 2.2 million reflecting major cash outlays in support of the ME/CFS phase III clinical trial as well as support of the European clinical efforts. All clinical trial drug products were fully expensed although some are expected to be sold under the expanded access, cost-recovery, pre-marketing programs authorized by FDA and various regulatory bodies in other countries. As the clinical testing effort in the United States accelerates and the European market development activity increases, the operating burn rate may increase periodically. However, certain of the operating, as well as the non-operating cash outlays are of a one time nature and are expected to decline significantly. Also revenues from expanded access cost recovery treatments are expected to continue to improve in the coming months.

Proceeds from warrantholders exercising warrants totaled $176,000, which is significantly lower than experienced in previous quarters. The decline in warrantholders exercising warrants is primarily due to the depressed market price of biotech stocks including the market price our stock. In the first quarter of 2001, our stock price traded in a range of $3.01 to $5.05. Our publicaly traded class A preferred redeemable warrants are exercisable at $ 4.00 per share and our non-public warants are exercisable at an weighted average price $ 4.12. We expect warrantholders to continue exercising both the public and non-public warrants from time to time depending on the trading price of our common stock. The publicaly traded class A redeemable preferred warrants expire on November 2, 2001.

Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the our clinical trials for which cost recovery from participants has been approved.

ITEM 3:   Quantitative and Qualitative Disclosures About Market
Risk

We had $6.1 million in cash, cash equivalents and short term investments at March 31, 2001. To the extent that our cash and cash equivalents exceed it's near term funding needs, the Company invests the excess cash in three to six month high quality financial instruments. The Company employs established policies and procedures to manage any risks with respect to investment exposure.

                  Part II - OTHER INFORMATION

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

In June 2000, the United States District Court dismissed the Company's complaint and the defendants' counterclaims for lack of federal subject matter jurisdiction over the action. In July 2000, we transferred the action to the Pennsylvania State Court. In September 2000 defendants in the action filed preliminary objections seeking the dismissal of the transferred action on various grounds. Those objections were disposed of and the case in scheduled for trial in August 2001. In August 2000, we filed a Notice of Appeal from the decision of the United States District Court dismissing the action. The appeal is presently pending, although it has been stayed pending the determination of the case in the Pennsylvania State Court.

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

In June 2000, Asensio, ACI and Asensio.Com, Inc. filed a second action against us and Dr. Carter in the Supreme Court of the State of New York ("the second New York action"). The action was commenced by Summons. In September 2000, plaintiffs filed a Complaint in the second New York action which purports to seek a declaratory judgment that the statements of Asensio, ACI and Asensio.com, Inc. about the Company constituted protected speech, and that plaintiffs did not engage in any actionable interference with existing or prospective business relations of the Company. In essence, the second New York action seeks to establish the validity of the affirmative defenses asserted by the defendants in the action now listed for trial in August 2001 in the Pennsylvania State Court.

We intend to vigorously defend against the "claims" asserted by Asensio, ACI and Asensio.com, Inc. in the New York actions and we have moved to consolidate and dismiss the first New York actions.

    Cook Imaging Corp. ("Cook") commenced action against us in March 2000, which is presently pending in the United States District Court for the Eastern District of Pennsylvania. From approximately 1997 through 1999, Cook manufactured the drug

Ampligen (as well as Ampligenr placebo) for us. Cook has sued for approximately $250,000 in unpaid invoices related to four Ampligenr batches manufactured by Cook and delivered to us in 1999. Cook contends that the four batches at issue were deemed to be sterile by us and had been released for clinical use. The Company has denied that the such amounts are owed and has asserted a counterclaim for approximately $1 million. The basis of the counterclaim is Cook's failure to consistently manufacture Ampligenr in strict conformance with federal regulations known as current good manufacturing practices ("cGMP"). We are seeking the costs we have incurred as e result of Cook's cGMP deviations, as well as the market value of raw materials (supplied by us) that were lost or destroyed due to Cook's cGMP deviations. Discovery in the action in ongoing, and on December 22, 2000, the court denied Cook's motion for summary judgment on its claims. The case was originally scheduled for trial in April 2001, but was re-scheduled by the court to start in May 2001.

ITEM 2:   Changes in Securities

    Other investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix"). This initial investment was made in May 31, 2000, by the sale by us of 50,000 of our treasury shares, the resale of which has been registered pursuant to a current Form S-3 registration statement. On October 12, 2000, an additional 50,000 treasury shares and on March 7, 2001 12,000 more shares were resold to Chronix for an aggregate equity investment of $ 678,000.

    The foregoing private offerings were either private transactions and exempt from registration under Section 4(2) of the Securities Act pursuant to Regulation D of the Act. All investors in the private transactions being accredited or transactions covered by a valid registration statement filed with the SEC.

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


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: May 14, 2001                   William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: May 14, 2001                   Robert E. Peterson
                                     Chief Financial Officer