Form 10-K/A
period 2000-12-31
HEMISPHERX BIOPHARMA INC
filed 2001-06-19
CIK 946644

                           FORM 10-K/A
                         AMENDMENT NO. 2
                SECURITIES AND EXCHANGE COMMISSION

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

    On June 5, 2000, we engaged the services of BDO Seidman, LLP as our Independent Certified Public Accountants.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant;
Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers of the Registrant

The following sets forth biographical information about each of our directors and executive officers as of the date of this
Agreement:

Name                     Age    Position

William A. Carter, M.D.  63     Chairman, Chief Executive
                                Officer, and President
Robert E. Peterson       64     Chief Financial  Officer
David R. Strayer, M.D.   55     Medical Director, Regulatory
                                Affairs
Carol A. Smith, Ph.D.    49     Director of Manufacturing
                                and Process Development

Josephine M. Dolhancryk  38     Treasurer, Assistant
                                Secretary
Harris Freedman          66     Vice President for Strategic
                                Alliances
Richard Piani            73     Director
William Mitchell, M.D.   65     Director
Ransom Etheridge         62     Director and Secretary

Each director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Each executive officer serves at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

WILLIAM A. CARTER, M.D., the co-inventor of Ampligen, joined Hemispherx in 1978, and has served as: (a) Hemispherx's Chief Scientific Officer since May 1989; (b) the Chairman of Hemispherx's Board of Directors since January 1992; (c) Hemispherx's Chief Executive Officer since July 1993; (d) Hemispherx's President since April, 1995; and (e) a director since 1987. From 1987 to 1988, Dr. Carter served as Hemispherx's Chairman. Dr. Carter was a leading innovator in the development of human interferon for a variety of treatment indications including various viral diseases and cancer. Dr. Carter received the first FDA approval to initiate clinical trials on a beta interferon product manufactured in the U.S. under his supervision. From 1985 to October 1988, Dr. Carter served as Hemispherx's Chief Executive Officer and Chief Scientist. He received his M.D. degree from Duke University and underwent his post-doctoral training at the National Institutes of Health and Johns Hopkins University. Dr. Carter also served as Professor of Neoplastic Diseases at Hahnemann Medical University, a position he held from 1980 to 1998. Dr. Carter served as Director of Clinical Research for Hahnemann Medical University's Institute for Cancer and Blood Diseases, and as a professor at Johns Hopkins School of Medicine and the State University of New York at Buffalo. Dr. Carter is a Board certified physician and author of more than 200 scientific articles, including the editing of various textbooks on anti-viral and immune therapy.

ROBERT E. PETERSON has served as Chief Financial Officer of the company since April, 1993 and served as an Independent Financial Advisor to the Company from 1989 to April, 1993. Also, Mr. Peterson has served as Vice President of the Omni Group, Inc., a business consulting group based in Tulsa, Oklahoma since 1985. From 1971 to 1984, Mr. Peterson worked for PepsiCo, Inc. and served in various financial management positions including Vice President and Chief Financial Officer of PepsiCo Foods International and PepsiCo Transportation, Inc. Mr. Peterson is a graduate of Eastern New Mexico University.

DAVID R. STRAYER, M.D. who serves as Professor of Medicine at the Medical College of Pennsylvania and Hahnemann University, has acted as the Medical Director of the Company since 1986. He is Board Certified in Medical Oncology and Internal Medicine with research interests in the fields of cancer and immune system disorders. Dr. Strayer has served as principal investigator in studies funded by the Leukemia Society of America, the American Cancer Society, and the National Institutes of Health. Dr. Strayer attended the School of Medicine at the University of California at Los Angeles where he received his M.D. in 1972.

CAROL A. SMITH, PH.D has served as the Company's Director of Manufacturing and Process Development since April 1995, as Director of Operations since 1993 and as the Manager of Quality Control from 1991 to 1993, with responsibility for the manufacture, control and chemistry of Ampligenr. Dr. Smith was Scientist/Quality Assurance Officer for Virotech International, Inc. from 1989 to 1991 and Director of the Reverse Transcriptase and Interferon Laboratories and a Clinical Monitor for Life Sciences, Inc. from 1983 to 1989. She received her Ph.D. from the University of South Florida College of Medicine in 1980 and was an NIH post-doctoral fellow at the Pennsylvania State University College of Medicine.

JOSEPHINE M. DOLHANCRYK joined the Company in 1990 as Office Manager, was promoted to Executive Assistant to the Chairman of the Board and Chief Executive Officer in 1991 and Assistant Secretary, Treasurer and Executive Administrator in 1995. From 1989 to 1990 Ms. Dolhancryk was President of Medical/Business Enterprises. Ms. Dolhancryk was employed by Children's Hospital of Philadelphia from 1984 to 1989, where she also served as research coordinator on a drug study from 1986 to 1988. Ms. Dolhancryk attended Saint Joseph's University and Delaware County College.

HARRIS FREEDMAN has served as Vice President for Strategic Alliances since August 1994 and has been a private venture capitalist and business consultant for more than the past five years. He is the Secretary of Bridge Ventures, Inc. (Bridge Ventures) and SMACS Holding Corp., both of which are private venture capital companies, positions he has held for more than five years. His business experience has encompassed developing significant business contacts and acting as an officer or director of several companies in the pharmaceutical, health care and entertainment fields. Mr. Freedman was Vice President of U.
S. Alcohol Testing of America, Inc. from August 1990 to February 1991. Additionally, he was Vice President of East Coast Marketing for Music Source U.S.A., Inc. from October 1992 to January 1994. Mr. Freedman attended New York University from 1951 to 1954.

RICHARD C. PIANI has been a director of Hemispherx since May 1995. Mr. Piani has been employed as a principal delegate for Industry to the City of Science and Industry, Paris, France, a billion dollar scientific and educational complex since 1985.
Mr. Piani provided consulting to Hemispherx in 1993, with respect to general business strategies for Hemispherx's European operations and markets. Mr. Piani served as Chairman of Industrielle du Batiment-Morin, a building materials corporation, from 1986 to 1993. Previously Mr. Piani was a Professor of International Strategy at Paris Dauphine University from 1984 to 1993. From 1979 to 1985, Mr. Piani served as Group Director in Charge of International and Commercial Affairs for Rhone-Poulenc and from 1973 to 1979 he was Chairman and Chief Executive Officer of Societe "La Cellophane", the French company which invented cellophane and several other worldwide products. Mr. Piani has a Law degree from Faculte de Droit, Paris Sorbonne and a Business Administration degree from Ecole des Hautes Etudes Commerciales, Paris.

RANSOM W. ETHERIDGE has been a director of Hemispherx since October 1997, and presently serves as our Secretary. Mr. Etheridge first became associated with Hemispherx in 1980 when he provided consulting services to Hemispherx and participated in negotiations with respect to Hemispherx's initial private placement through Oppenheimer & Co., Inc. Mr. Etheridge has been practicing law since 1967, specializing in transactional law.
Mr. Etheridge is a member of the Virginia State Bar, a Judicial Remedies Award Scholar, and has served as President of the Tidewater Arthritis Foundation. He is a graduate of Duke University, the Wharton School of Business Real Estate Investment Analysis Seminar, and the University of Richmond School of Law.

WILLIAM M. MITCHELL, M.D. has been a director of Hemispherx since July 1998. Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of Medicine. Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as an Intern in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 200 papers, reviews and abstracts dealing with viruses and anti-viral drugs. Dr. Mitchell has worked for and with many professional societies, including the International Society for Interferon Research, and committees, among them the National Institutes of Health, AIDS and Related Research Review Group.
Dr. Mitchell previously served as a director of Hemispherx from 1987 to 1989.

    Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires Hemispherx's officers and directors, and persons who own more than ten percent of a registered class of Hemispherx's equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5.

Based solely on a review of the copies of such forms received by Hemispherx, Hemispherx believes that, during the fiscal year ended December 31, 2000, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis.

    Item 11.  Executive Compensation.

The summary compensation table below sets forth the aggregate compensation paid or accrued by Hemispherx for the fiscal years ended December 31, 2000, 1999 and 1998 to (i) the Chief Executive Officer and (ii) Hemispherx's four most highly paid executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives").

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE


Name and          Year   Salary ($) Other    Restricted Option     All
Principal                           Annual   Stock      Awards     Other
Position                            Compen-  Awards                Compensa-
                                    sation                         tion (2)
                                    ($)(1)
-------------------------------------------------------------------------
William A. Carter 2000 (3)$539,620   -         -                   $22,917
Chairman of the   1999 (3) 531,810   -         -        (5)100,000  17,672
Board and CEO     1998 (4) 438,780   -         -        (6)830,000  19,183

Robert E.         2000    $145,944
Peterson          1999 (7) 138,930
Chief Financial   1998     132,000                      (8)100,000
Officer

David R. Strayer, 2000    $172,317
M.D. Medical      1999     166,231
Director          1998 (10)193,544                      (9) 50,000

Harris Freedman   2000    $108,000
Vice President    1999     132,000                      (11)25,000
                  1998     132,000                      (12)80,000

Carol A. Smith,   2000    $124,800
Ph.D.             1999     120,000
Director of       1998      80,231                      (13) 5,000
Manufacturing
______________________
(1) Hemispherx makes available certain non-monetary benefits to its officers with a view to attracting and retaining qualified personnel and facilitating job performance.
    Hemispherx considers such benefits to be ordinary and incidental business costs and expenses.The aggregate value of such benefits, which cannot be precisely ascertained but which is less than 10% of the cash compensation of each of the above-named executive officers, is not included in the table.

(2) Consists of insurance premiums paid by Hemispherx with respect to term life and disability insurance for the benefit of the named executive officer.

(3) Includes a bonus of $90,397 paid in 1999 and 2000.

(4) Includes funds previously paid to Dr. Carter by Hahnemann
    Medical University where he served as a professor until 1998. This compensation was continued by the Company and totaled $79,826 in each of 1998, 1999 and 2000.

(5) Represents warrants to purchase common stock exercisable at $6.25 per share.

(6) Represents warrants to purchase common stock and includes: (i) 340,000 warrants exercisable at $4.00 per share; (ii) 170,000 warrants exercisable at $5.00 per share; and (iii) 300,000 warrants exercisable at $6.00 per share.

(7) Mr. Peterson is paid on a fee basis.

(8) Represents warrants to purchase 100,000 shares of common stock at $5.00 per share.

(9) Represents warrants to purchase 50,000 shares of common stock at $4.00 per share.

(10)Includes $98,926 paid by Hahnemann Medical University. This compensation was continued by the Company in 1998, 1999, and 2000.

(11)Represents warrants to purchase 25,000 shares of common stock at $10.00 per share.

(12)Represents warrants to purchase 80,000 shares of common stock at $4.00 per share.

(13)Represents warrants to purchase 5,000 shares of common stock at $4.00 per share.

The following table sets forth certain information regarding the stock options held as of December 31, 2000 by the individuals named in the above Summary Compensation Table.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION VALUE
                   --------------------------------

                         Securities Underlying      Value of Unexercised In-
                         Unexercised                the-Money-Options At
                         Options at Fiscal Year End Fiscal Year End ($)(1)
                         (#)
Name    Shares   Value   Exercisable  Unexercisable  Exercisable Unexercisable
        Acquired Realized
        on       ($)
        Exercise
        (#)
-------------------------------------------------------------------------------
William                  2,618,728(2)  300,000(3)    3,565,405      0
Carter

Robert                     177,574(4)      0            60,355      0
Peterson

Harris                     895,160(5)      0         1,631,450      0
Freedman

David                       70,000(6)      0            62,500      0
Strayer

Carol                       11,701(7)      0            11,811      0
Smith

____________________________
(1) Computation based on $4.75, the December 29, 2000 closing bid price for the common stock on the American Stock Exchange.

(2) Represents (i) 1,400,000 currently exercisable Warrants issued under Rule 701 of the Securities Act to purchase common stock at $3.50 per share; (ii) 73,728 stock options to purchase common stock at $2.71 per share; (iii) warrants to purchase
    465,000 shares of common stock at $1.75 per share; and (iv) warrants to purchase 680,000 shares of common stock at a weighted average of $4.82 per share.

(3) Represents warrants to purchase 300,000 shares of Common stock at $6.00 per share.

(4) Represents (i) 27,574 stock options exercisable at an average price of $3.92 per share; (ii) 50,000 warrants to purchase Common stock at $3.50 per share; and (iii) 100,000 warrants to purchase Common stock at $5.00 per share.

(5) Represents (i) 400,000 warrants issued under Rule 701 of the
    Securities Act exercisable at $3.50 per share; (ii) 95,160 warrants to purchase common stock at $3.50 per share; (iii) 325,000 warrants to purchase Common stock at $1.75 per share; (iv) 50,000 warrants to purchase Common stock at $4.00 per share, and (v) 25,000 warrants to purchase Common stock at $10.00 per share.

(6) Represents (i) 15,000 stock options exercisable at $3.50 per share; (ii) 50,000 warrants to purchase Common stock at $4.00 per share and (iii) stock options to purchase 5,000 shares of Common stock at $3.50 per share.

(7) Consists of 5,000 warrants to purchase common stock at $4.00 per share, and 6,791 stock options exercisable at $3.50 per share.

Employment Agreements

       Hemispherx entered into an amended and restated employment agreement with its President and Chief Executive Officer, Dr. William A. Carter, dated as of December 3, 1998, which provided for his employment until May 8, 2004 at an initial base annual salary of $361,586, subject to annual cost of living increases. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base salary, at the sole discretion of the board of directors. Dr. Carter will not participate in any discussions concerning the determination of his annual bonus.
Dr. Carter is also entitled to an incentive bonus of 0.5% of the gross proceeds received by Hemispherx from any joint venture or corporate partnering arrangement, up to an aggregate maximum incentive bonus of $250,000 for all such transactions. Dr. Carter's agreement also provides that he be paid a base salary and benefits through May 8, 2004 if he is terminated without "cause", as that term is defined in the agreement. Pursuant to his original agreement, as amended on August 8, 1991, Dr. Carter was granted options to purchase 73,728 shares of Hemispherx's common stock at an exercise price of $2.71 per share. The agreement is automatically renewed for successive one year periods unless written notice of refusal to renew is given by one party to the other at least 90 days prior to the expiration of the renewal period.

	Hemispherx entered into an amended and restated engagement agreement with Robert E. Peterson dated April 1, 2001 which provides for Mr. Peterson's employment as Hemispherx's Chief Financial Officer until December 31, 2002 at an annual base salary of $146,880.00 per year, subject to annual cost of living increases. In addition, Mr. Peterson shall receive bonus compensation upon Federal Drug Administration approval of Ampligen based on the number of years of his employment by Hemispherx up to the date of such approval. Mr. Peterson also received 30,000 warrants to purchase shares of common stock with an exercise price of $5.00.

	Hemispherx entered into an amended and restated employment agreement with Harris Freedman providing for Mr. Freedman's employment as Vice President for Strategic Alliances on August 1, 2000. The agreement provides for Mr. Freedman to be employed for a one year term for a fee of $10,000 each month that Mr. Freedman's services are used and provides for termination of the agreement upon certain circumstances including termination by Hemispherx or Mr. Freedman on 14 days' written notice.

Compensation of Directors

	An extensive and in depth study of board compensation for companies in the U.S. was conducted and upon review it was determined that the Company's compensation for the members of it's Board of Directors was significantly below average. The existing compensation package had been in place since 1990. In order to bring the compensation for board members within the average range of compensation based upon the study, the Company increased board compensation consisting of an annual retainer to $35,000.00 plus $1,000.00 per meeting attended. Committee chairmen each receive an additional retainer of $5,000.00 per year and committee members each receive an additional retainer of $3,000.00 per year. All non-employee directors received some compensation in 2000 for special project work performed on behalf of Hemispherx. All directors have been granted options to purchase common stock under Hemispherx's 1990 Stock Option Plan and/or Warrants to purchase common stock. Hemispherx believes such compensation and payments are necessary in order for Hemispherx to attract and retain qualified outside directors.

1993 Stock Option Plan

	Hemispherx's 1993 Stock Option Plan (1993 Plan), provides for the grant of options for the purchase of up to an aggregate of 138,240 shares of common stock to Hemispherx's employees, directors, consultants and others whose efforts are important to the success of Hemispherx. The 1993 Plan is administered by the Compensation Committee of the board of directors, which has complete discretion to select the eligible individuals to receive and to establish the terms of option grants. The 1993 Plan provides for the issuance of either non-qualified options or incentive stock options, provided that incentive stock options must be granted with an exercise price of not less than fair market value at the time of grant and that non-qualified stock options may not be granted with an exercise price of less than 85% of the fair market value at the time of grant. The number of shares of common stock available for grant under the 1993 Plan is subject to adjustment for changes in capitalization. To date, no options have been granted under the 1993 Plan.

1992 Stock Option Plan

	Hemispherx's 1992 Stock Option Plan (1992 Plan), provides for the grant of options for the purchase of up to an aggregate of 92,160 shares of common stock to Hemispherx's employees, directors, consultants and others whose efforts are important to the success of Hemispherx. The 1992 Plan is administered by the Compensation Committee of the board of directors, which has complete discretion to select the eligible individuals to receive and to establish the terms of option grants. The 1992 Plan provides for the issuance of either non-qualified options or incentive stock options, provided that incentive stock options must be granted with an exercise price of not less than fair market value at the time of grant and that non-qualified stock options may not be granted with an exercise price of less than 50% of the fair market value at the time of grant. The number of shares of common stock available for grant under the 1992 Plan is subject to adjustment for changes in capitalization. To date, no options have been granted under the 1992 Plan.

1990 Stock Option Plan

	Hemispherx's 1990 Stock Option Plan, as amended ("1990 Plan"), provides for the grant of options to employees, directors, officers, consultants and advisors of Hemispherx for the purchase of up to an aggregate of 460,798 shares of common stock. The 1990 plan is administered by the Compensation Committee of the board of directors, which has complete discretion to select eligible individuals to receive and to establish the terms of option grants. The number of shares of common stock available for grant under the 1990 Plan is subject to adjustment for changes in capitalization. As of December 31, 2000, options to acquire an aggregate of 242,231 shares of the common stock were available for grants under the 1990 plan.

401(K) Plan

	In December 1995, Hemispherx established a defined contribution plan, effective January 1, 1995, entitled the Hemispherx Biopharma employees 401(K) Plan and Trust Agreement. All full time employees of Hemispherx are eligible to participate in the 401(K) plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants' contributions to the 401(K) plan may be matched by Hemispherx at a rate determined annually by the board of directors. Each participant immediately vests in his or her deferred salary contributions, while Hemispherx contributions will vest over one year. In 2000 Hemispherx provided matching contributions to each employee for up to 6% of annual pay for a total of $47,590 for all employees.

Compensation Committee Interlocks and Insider Participation

	During the fiscal year ended December 31, 2000, the members of Hemispherx's Compensation Committee were Ransom W. Etheridge and
Richard Piani.   Mr. Etheridge is an  attorney in private
practice and has rendered legal services to Hemispherx for which he received a fee. Mr. Piani received fees for certain consulting work performed in Europe on behalf of the Company. Refer to Item
13 for more information.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

	The following table sets forth as of June 13, 2001, the number and percentage of outstanding shares of common stock beneficially owned by each of our directors and the Named Executives; and all of our executive officers and directors as a group. As of December 31, 2000, there were no persons, individually or as a group, known to the Hemispherx to be deemed the beneficial owners of five percent or more of the issued and outstanding common stock.

OFFICERS, DIRECTORS AND   SHARES BENEFICIALLY    % OF SHARES BENEFICIALLY
PRINCIPAL STOCKHOLDERS    OWNED                  OWNED (1)
-------------------------------------------------------------------------
William A. Carter, M.D.   4,082,143 (2)              12.1
Robert E. Peterson          208,074 (3)                 *
Ransom Etheridge            101,800 (4)                 *
Harris Freedman           1,054,160 (5)               3.4
Richard C. Piani            101,355 (6)                 *
William Mitchell, M.D.       62,000 (7)                 *
David R. Strayer, M.D.       82,746 (8)                 *
Josephine Dolhancryk         82,924 (9)                 *
Carol Smith, Ph.D.           11,971 (10)                *
All directors and executive
officers as a group
(8 persons)               5,786,172                  16.5
____________________
* Less than 1%

(1)For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock which such person has the right to acquire within 60 days of June 13, 2001. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, Hemispherx believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)Includes (i) an option to purchase 73,728 shares of common stock from Hemispherx at an exercise price of $2.71 per share and expiring on August 8, 2001, (ii) Rule 701 Warrants to purchase 1,400,000 shares of common stock at a price of $3.50 per share, expiring on September 30, 2002; (iii) warrants to purchase
465,000 shares of common stock at $1.75 per share issued in connection with the 1995 Standby Financing Agreement and expiring on June 30, 2005; (iv) 340,000 common stock warrants exercisable at $4.00 per share and expiring on January 1, 2003; 170,000 common stock warrants exercisable at $5.00 per share and expiring on January 2, 2003; 25,000 warrants to purchase common stock at $6.50 per share and expiring on September 17, 2004; 25,000 warrants to purchase common stock at $8.00 per share and expiring on September 17, 2004; 100,000 warrants to purchase common stock at $6.25 per share and expiring on April 8, 2004, (v) 20,000 warrants to purchase common stock at $4.00 per share expiring January 1, 2003, and (vi) 188,325 common stock warrants exercisable at $6.00 per share and expiring on February 22, 2006,
(vii) 300,000 common stock warrants granted in 1998 that are exercisable at $6.00 per share and expires on January 1, 2006.

(3)Includes (i) 27,754 options to purchase common stock at an average exercise price of $3.92 per share, expiring on July 17, 2003; (ii) warrants to purchase 50,000 shares of Common stock at an exercise price of $3.50 per share, expiring on March 1, 2006;
(iii) warrants to purchase 100,000 shares of common stock at $5.00 per share, expiring on April 14, 2006; (iv) 30,000 warrants to purchase common stock at $5.00 per share expiring on February 28, 2009 and (v) 500 shares of common stock.

(4)Includes 20,000 warrants to purchase common stock at $4.00 per share, expiring on January 1, 2003, 31,800 Class A Warrants to purchase common stock at $4.00 per share, expiring on November 2, 2001 and 25,000 warrants to purchase common stock at $6.50 per share and 25,000 warrants to purchase common stock at $8.00 per share, all expiring on September 12, 2004.

(5)Includes (i) 62,000 shares of common stock held by Bridge Ventures, Inc., of which Mr. Freedman is an officer; (ii) 57,000 shares of common stock held by SMACS Holding Corp., of which Mr. Freedman is an officer; (iii) 40,000 shares of common stock, (iv) warrants to purchase 325,000 shares of common stock which are exercisable at $1.75 per share and expire on June 30, 2005, issued in connection with the 1995 Standby Financing Agreement owned of record by Bridge Ventures, Inc.; (v) 400,000 Warrants issued under Rule 701 of the Securities Act to purchase common stock of Hemispherx at an exercise price of $3.50 and expiring on September 30, 2002; (vi) 95,160 warrants to purchase common stock exercisable at $3.50 per share, expiring on October 15, 2002;
(vii) 50,000 warrants to purchase common stock at $4.00 per share, expiring on January 1, 2004; and (viii) 25,000 warrants to purchase common stock at $10.00 per share, expiring on January 1, 2003.

(6)Includes (i) options to purchase 4,608 shares of common stock at an exercise price of $4.34, expiring on December 11, 2002;(ii) 20,000 warrants to purchase common stock at $4.00 per share;
(iii) warrants to purchase 25,000 shares of common stock at $6.50 per share; (iv) 25,000 warrants to purchase common stock at $8.00 per share, all expiring on September 17, 2004;(v) 8,847 shares of common stock owned by Mr. Piani (vi) 12,900 shares of common stock owned jointly by Mr. and Mrs. Piani; and (vii) 5000 shares of common stock owned by Mrs. Piani.

(7)Includes warrants to purchase 12,000 shares of common stock at $6.00 per share, expiring on August 25, 2001 and 25,000 warrants to purchase 25,000 shares at $6.50 per share and 25,000 warrants to purchase common stock at $8.00 per share all expiring on September 17, 2004.

(8)Includes (i) stock options to purchase 20,000 shares of common stock at $3.50 per share; (ii) 50,000 warrants to purchase common stock at $4.00 per share; and (iii) 12,746 shares of common stock.

(9)Includes (i) options to purchase 461 shares of common stock at an exercise price of $3.80, expiring on February 13, 2002; (ii) options to purchase 359 shares of common stock $3.80 per share, expiring on May 5, 2002; (iii) 50,000 warrants to purchase common stock at an exercise price of $3.50 per share, expiring on March
1, 2006; (iv) 5,000 warrants to purchase common stock at $4.00 per share, expiring on June 7, 2003; and (v) 7,104 options to purchase common stock at $3.50 per share expiring January 22, 2007.

(10)Consists of 5,000 warrants to purchase common stock at $ 4.00 per share expiring June 7, 2003 and 6,791 stock options exercisable at $
3.50 expiring January 22, 2007.

Item 13.  Certain Relationships and Related Transactions.

	We have employment agreements with certain of our executive officers and have granted such officers and directors of the Company options and warrants to purchase common stock of the Company, as discussed under the headings, "Item 11. Executive
Compensation," and "Item 12. Security Ownership of Certain
Beneficial Owners and Management," above.

	Ransom W. Etheridge, a director of the Company, is an attorney in private practice who has rendered corporate legal services to us from time to time, for which he has received fees. Richard Piani, a Director of the Company, lives in Paris, France and assists the Company's European subsidiary in their dealings with medical institutions and the European Medical Evaluation Authority.
William Mitchell, M.D. a Director of the Company, works with David Strayer, M.D. (our Medical Director) in establishing clinical trail protocols as well as performs other scientific work for the company from time to time. For these services, these Directors were paid an aggregate of $125,690.00 in the year 2000.
No individual Director was paid in excess of $60,000.00

The Chief Executive Officer of the Company received an aggregate of $65,000 in short term advances, of which the outstanding balance was repaid as of March 2,2001. All advances bear interest at 6% per annum.



                                PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2)Financial Statements and Schedules - See index to financial statements on page F-1 of this Annual Report.

(a)(3)   Exhibits - See exhibit index below.

(b)      Exhibits and Reports on Form 8K

       NONE  in the fourth quarter 2000.

(c) As of the date of the filing of this Annual Report on From 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules. The following exhibits were filed with the Securities and Exchange Commission as exhibits to the Company's Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference. Exhibits marked with a star are filed herewith:

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


/S/ William A. Carter                                         June 15,2001
-----------------------       Chairman of the Board, Chief
William A. Carter, M.D.       Executive Officer and Director


/S/ Richard Piani                                             June 15,2001
-----------------------
Richard Piani                 Director

/S/ Robert E. Peterson                                        June 15,2001
-----------------------
Robert E. Peterson            Chief Financial Officer

/S/ Ransom Etheridge                                          June 15,2001
-----------------------
Ransom Etheridge              Secretary And Director

/S/ William Mitchell
------------------------                                      June 18,2001
William Mitchell,M.D.,Ph.D.   Director

/S/ Josephine Dolhancryk                                      June 18,2001
------------------------      Assistant Secretary and
Josephine Dolhancryk          Treasurer

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