Form 10-Q
period 2001-06-30
HEMISPHERX BIOPHARMA INC
filed 2001-08-14
CIK 946644

			       UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.
            /X/ Yes        / / No
30,330,382 shares of common stock issued and outstanding as of June 30, 2001.

                    PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    June 30,
                                                    2000          2001
                                                -----------   -----------
                                                (Unaudited)
                              ASSETS
Current assets:

  Cash and cash equivalents                         $3,721       $2,585
  Short Term investments                             4,657        2,395
  Accounts receivable                                   60           11
  Prepaid expenses and other current assets            607          536
                                                 -----------    ----------
    Total current assets                             9,045        5,527

  Property and equipment, net                          373          302
  Patent and trademark rights, net                   1,204        1,051
  Investments in unconsolidated affiliates           2,421        2,392
  Other assets                                          24           55
                                                 -----------    ----------
      Total assets                                 $13,067      $ 9,327
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                $   1,341     $   919
  Accrued expenses                                      154         203
                                                 -----------    ----------
    Total current liabilities                         1,495       1,122
                                                 -----------    ----------
Commitments and contingencies

Stockholders' equity:
  Common stock                                           30          31
  Additional paid-in capital                         97,984      99,798
  Accumulated other comprehensive income                 34          38
  Treasury stock - at cost                           (3,910)    (4,273)
  Accumulated deficit                               (82,566)    (87,389)
                                                 -----------    ----------
    Total stockholders' equity                       11,572       8,205
                                                 -----------    ----------
    Total liabilities and stockholders' equity      $13,067    $  9,327
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                              For the Three months ended
                                                      June 30,
                                               --------------------------
                                                       (Unaudited)
                                                  2000            2001
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $     216          $  101
                                               ----------      ----------


Costs and expenses:
  Research and development                        1,599           1,498
  General and administrative                        811           1,006
                                               ----------      ----------
    Total cost and expenses                       2,410           2,504
Interest and other income                           160              86
Equity in loss of unconsolidated
  affiliate (Note4)                                 (26)           (26)
                                              ----------       ----------
   Net loss                                     $(2,060)        $(2,343)
                                              ==========       ==========



Basic and diluted loss per share                $  (.07)        $ (.08)
                                              ==========       ==========

Basic and diluted weighted
average common shares outstanding             29,031,926      30,109,219
                                              ===========      ==========

See accompanying notes to condensed consolidated financial statements.

                 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share data)

                                              For the Six months ended
                                                      June 30,
                                             --------------------------
                                                     (Unaudited)
                                                2000            2001
                                             ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $     426         $  228
                                               ----------     ----------


Costs and expenses:
  Research and development                        3,022          3,263
  General and administrative                      1,722          1,917
                                               ----------      ----------
    Total cost and expenses                       4,744          5,180
Interest and other income                           312            180
Equity in loss of unconsolidated
    affiliate (Note 4)                              (26)           (51)
                                              ----------       ----------
   Net loss                                     $(4,032)      $ (4,823)
                                              ==========       ==========


Basic and diluted loss per share                $  (.14)       $  (.16)
                                               ==========      ==========

Basic and diluted weighted
average common shares outstanding              28,801,993      30,035,522
                                               ==========      ==========

See accompanying notes to condensed consolidated financial statements.

            HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                               For the Six months ended
                                                       June 30,
                                              --------------------------
                                                    (Unaudited)
                                                  2000         2001
                                               ----------    ----------
Cash flows from operating activities:

 Net loss                                     $  (4,032)      $(4,823)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation of property and equipment               62            71
 Amortization of patents rights                      132           191
 Write-off of patent rights                            2            29
 Stock option and warrant compensation  and
 service expense                                      322          595
 Equity in loss of unconsolidated affiliate            26            51
 Changes in assets and liabilities:
  Accounts receivable                                 (13)           49
  Prepaid expenses and other current assets          (225)           71
  Accounts payable                                     13          (422)
  Accrued expenses                                   (259)           49
  Advances to affiliates                             (500)            -
  Other assets                                         17           (21)
                                                 ---------   ----------
Net cash (used in) operating activities            (4,455)       (4,160)
                                                 ---------   -----------
Cash flows from investing activities:
 Purchase of property and equipment                  (119)           -
 Additions to patent rights                           (64)         (67)
 Maturity of short term investments                 2,153        4,657
 Purchase of short term investments                (2,237)      (2,401)
 Investments in unconsolidated affiliates            (411)         (22)
 Other investments                                    (34)           -
                                                  --------     ---------
 Net cash (used in) provided by investing activities (712)       2,167
                                                  --------     ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock             2,250           73
 Proceeds from exercise of warrants                 7,989        1,147
 Purchase of warrants                                (113)           -
 Purchase of treasury stock                        (3,107)        (363)
                                                  --------      ---------
  Net cash provided by  financing activities        7,019          857
                                                  ---------     ---------
Net increase(decrease) in cash and cash equivalents 1,852       (1,136)
Cash and cash equivalents at beginning of period    6,397        3,721
                                                  ---------     ---------
Cash and cash equivalents at end of period       $  8,249      $ 2,585
                                                  =========    ==========

See accompanying notes to condensed consolidated financial statements.

	 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	   For the Six Months Ended June 30, 2001
             (in thousands, except share data)

                                                    Accumulated
                      Common Stock     Additional   Other          Treasury   Treasury               Total
                     ---------------   Paid-In      Comprehensive   Stock     Stock     Accumulated  Stockholders'
                     Shares    Amount  Capital      Income          shares              deflict      Equity
                     -------  -------  -----------  -------------  ---------  --------  -----------  -------------
Balance 12/31/2000 30,367,888   $30     $97,984           $34       395,646   $(3,910)  $(82,566)     $11,572

Common Stock Issued   441,800     1       1,219                                                         1,220

Treasury Stock
Purchased                                                            83,660      (363)                   (363)

Stock issued for R&D
expenses                                     87                                                            87

Stock warrant
Compensation                                508                                                           508

Net Comprehensive
loss                                                        4                             (4,823)      (4,819)
                     -------  -------  -----------  -------------  ---------  --------  -----------  -------------
Balance 6/30/2001  30,809,688    $31    $99,798           $38       479,306   $(4,273)  $(87,389)      $8,205
                     =======  =======  ===========  =============  =========  ========  ===========  =============

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

These consolidated financial statements should be read in conjunction with our 2000 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2000, as amended on Form 10K/A, second amendment, filed with the SEC on June 19, 2001.

Prior year amounts have been reclassified to conform to current period presentations.

NOTE 2: STOCK COMPENSATION:

Stock compensation expense was $595,000 in the six month period ended June 30, 2001.
The expiration date of certain non-public stock warrants was extended by the Board of Directors. The extension produced non-cash stock/warrant compensation of $262,000 in the three month period ended March 31, 2001. Stock/warrant compensation expense in the three month period ended March 31, 2000 was $155,000.
Stock/warrant compensation expense was $333,000 during the three month period ended June 30, 2001 versus
$167,000 in the three month period ended June 30, 2000.
Stock/warrant compensation expense had no effect on total shareholders equity as it is offset by an increase in additional paid in capital.

In 2001 we retained a nationally based consultant group with expertise in executive compensation in the biotechnology sector to analyze the compensation of both the Chairman of the Board and Chief Executive
Officer and the Chief Financial Officer. In accordance with the review, the Company granted 376,650 warrants to purchase our common stock to William A. Carter for services performed and to be performed and 30,000 warrants to the Chief Financial Officer. The Chief

Financial Officer's warrants are exercisable at $5.00 per share. The 376,650 warrants granted to the Chairman of Board and CEO consist 188,325 that are exercisable at $6.00 per share and 188,325 that are exercisable at $9.00 per share. We applied APB Opinion No. 25 in accounting for stock-based compensation of our company employees and directors and, accordingly, no compensation expense has been recognized for stock warrants rights issued to employees and directors in the financial statements because the exercise prices of the warrants exceeded the quoted market price of our stock on the dates of grant.

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

The components of comprehensive (loss) are:

                                  (000's omitted)
                              ---------------------------
                                For six months ending
                              --------------------------
                             June 30, 2000   June 30, 2001
                            --------------  ---------------
Net Loss                        $(4,032)        $(4,823)

Unrealized gain on short
term investments                                      4
                              -----------    ------------
Total comprehensive loss        $(4,032)        $(4,819)
                              ==========     ============


Note 4:  INVESTMENTS:

Investments in unconsolidated affiliates:

In 1998, we invested $1,074,000 for a 3.3% equity interest in R.E.D. Laboratories ("R.E.D."). R.E.D. is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue
Syndrome and other chronic immune diseases. We have a research collaboration agreement with R.E.D. to assist in this development. R.E.D. is headquartered in Belgium. The investment has been recorded at cost.

On May 11, 1999, we acquired a 15% interest in California Institute of Molecular Medicine ("CIMM") for $375,000. On May 16, 2000, we acquired an additional 15% interest in CIMM for an additional
$375,000. The Company currently has a total interest of 30% in CIMM for a total of $750,000. CIMM is developing therapy for Hepatitis C virus. The investment has been recorded by the equity method.
The balance at June 30, 2001 was $619,000.

Other investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix").
Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of Hemispherx Biopharma, Inc. common stock from the treasury. On October 12, 2000, we issued an additional
50,000 shares of Hemispherx Biopharma, Inc. common stock and on March 7, 2001 we issued 12,000 more shares of Hemispherx Biopharma, Inc. common stock from our the treasury to Chronix for an aggregate equity investment of $700,000. Pursuant to a strategic alliance agreement, we provided Chronix with $250,000 during 2000 to conduct research in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as chronic fatigue syndrome. The strategic alliance agreement provides us certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed form this research.

Note 5: LIQUIDITY:

Our current cash and cash equivalents should fund operations through March 2002. In the event that our warrantholders do not exercise warrants at the level of funding needed to support our operations, we will seek access to the private or public equity market for the funding capital needed. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the our clinical trials for which cost recovery from participants has been approved.


ITEM 2:	Management's Discussion and Analysis of
Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
--------------------------------------------------
Certain statements in this Report on Form 10-Q ("Form
10-Q"), constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of

1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended, and the Private
Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessary all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or
"anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below, which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, the "Company", "we or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-Q. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

We have spent almost thirty years in the exploration, understanding, and mastering the mechanism of ribonucleic acid (RNA) drug technology. The Company's longevity as a biomedical research and drug development institution, coupled with its record of enduring scientific achievement, is evidence of long-term commitment to these promising new classes of drugs for the chronically ill and to bring new therapeutic choices to the global health care community. Using nucleic acid technologies to develop therapeutic products for the treatment of viral diesease and certain cancers, the company has pioneered a new class of specially-configured ribonucleic acid (RNA) which targets the potential treatments of chronic fatigue syndrome (CFS), HIV associated disorders, chronic hepatitis B&C infection and cancers which include kidney cancer and metastatic malignant melanoma.
Hemispherx and its predecessor (HEM Pharmaceuticals) is believed to be the only globally-operating biotechnology company using nucleic acid drug methodology which targets the body's natural anti-viral defense system. The company's intellectual property consists of over 350 patents issued and approximately
90 patents pending worldwide, which represents one of the larger patent portfolios in the worldwide biopharmaceutical sector.

A Food and Drug Administration authorized, randomized, double-blind, placebo-controlled Phase III clinical trial is currently underway at multiple locations in the United States to test the efficacy of Ampligenr in the treatment of 230 patients afflicted with CFS. Some
85% of the required patients have completed the pre-trial clinical phase and have been admitted to the program. Upon completion of this trial, we will evaluate the clinical data collected and submit the results to the FDA for review and approval. Our
European subsidiary, Hemispherx Biopharma Europe, is engaged in establishing and conducting clinical trials in Europe for the treatment of patients afflicted with CFS.

The Food and Drug Administration has authorized us to commence two phase II clinical trials designed to evaluate the use of Ampligenr in augmenting immunologic gains in patients receiving intense antiviral therapy for HIV disease. We expect to enroll over 200 patients in these clinical trials, which will be partly conducted in Europe.

We were incorporated in Maryland in August 1966 under the name HEM Research, Inc. and originally served as a supplier of research support products. We redirected our focus in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. We were reincorporated in Delaware and changed our name to HEM Pharmaceutical
Corp. in January 1991. In June, 1995 we became
Hemispherx Biopharma, Inc. The Company has three domestic subsidiaries BioPro Corp., BioAgean Corp.and
Core BioTech Corp., all of which are incorporated in Delaware. Our foreign subsidiary, Hemispherx Biopharma-
Europe was established in 1998.

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


RISK FACTORS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

Our drug and related technologies are investigational and subject to regulatory approval.

    All of our drugs and associate technologies are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. Our principal development efforts are currently focused on Ampligen, which has not been approved for commercial use. Our products, including Ampligenr are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the Food and Drug
Administration in the U.S., the Health Protection
Branch of Canada, and the European Medical Evaluation
Agency in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We cannot assure you that the drug will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligenr is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. If
Ampligenr or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations will be materially adversely effected.


We may continue to incur substantial losses and our future profitability is uncertain.

	We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses. As of June 30, 2001 our accumulated deficit was approximately $87,389,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitability.

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

Ampligenr safety profile.

	 We believe that Ampligenr has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15% of patients treated in our various studies. This reaction is occasionally accompanied by erythema, a tightness of the chest, tachycardia, anxiety, shortness of breath, subjective reports of ''feeling hot,'' sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by slowing the infusion rate. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, urticaria (swelling of the skin), bronchospasm, hypotension, photophobia, rash, bradycardia, transient visual disturbances, transient arrhythmias, decreased visual activity in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months.


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

	Ampligenr is currently produced only in limited quantities for use in our clinical trials and we are dependent upon certain third party supplies for key components of our products and for substantially all of the production process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs.
To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA and HPB pertaining to Good
Manufacturing Practices ("GMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

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

	Our success is dependent on the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligenr, and his knowledge of the company's overall activities, including patents, clinical trials, corporate relationships and relationships with governmental agencies which regulate our business. The loss of Dr. Carter's services could have a material adverse effect on our operations and chances for success. While we have an employment agreement with Dr. William A. Carter, and have secured key man life insurance in the amount of $2 million on the life of Dr. Carter, the loss of Dr. Carter or other personnel, or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

     In 1999, Manuel P. Asensio, and Asensio & Company,
Inc., and others filed an answer and counterclaim against the Company. The counterclaim alleges that in or around September 1998, and in response to defendants' strong sell recommendation and other press releases about the Company and its officers and directors, the Company made defamatory statements about defendants, including statements that defendants' attack and manipulative short-selling scheme may have constituted criminal wrongdoing on the part of defendants. The Company has denied the material allegations of the counterclaim and is vigorously defending against the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendents responded to the complaint as amended. In
May 2001, the defendents moved for a summary judgement on all counts of the amended complaint. The motion is presently pending and no trial date has been set.

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

March 2000. The allegations of Manuel P. Asensio and
Asensio & Company, Inc. in the first New York action are similar in substance to the alleged defamation which is the subject of the counterclaims filed by them in the action presently pending in Pennsylvania State
Court. In March 2001, Dr. Carter's motion to dismiss was granted. In July 2001, the company moved to dismiss the action based on the prior pendency of the action of the Pennsylvania State Court. The motion is presently pending.

In June 2000, Manuel P. Asensio, Asensio & Company,
Inc. and Asensio.com Inc.,("Asensio plaintiffs") filed a second action against the Company and Dr. William
Carter, the Company's Chairman and Chief Executive
Officer in the Supreme Court of the State of New York.
(the "second New York action"). In September 2000, we were served with a complaint in this action. The second
New York action purports to seek a declaratory judgment that the Asensio plaintiffs statements regarding the Company constituted protected speech, and that they did not engage in any actionable interference with our existing or prospective business relations. In June
2001, Asensio plaintiffs voluntarily withdrew the second New York action. We intend to vigorously defend against the claims asserted in the first New York actions. However, this litigation could subject us to significant liability for damages and, even if it does not subject us to liability for damages, it could be time-consuming and expensive to defend, and could result in the diversion of management time and attention.

    Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business of the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

RESULTS OF OPERATIONS

Three months ended June 30, 2001 versus Three months
-----------------------------------------------------
ended June 30, 2000
---------------------
    Our net loss for the three months ended June 30, 2001 was $2,343,000 or approximately $283,000 more than recorded for the same period in 2000. Overall costs and expenses were higher by some $94,000 and cost recovery treatment revenue and interest income was down by $189,000.

Revenues from Cost Recovery Clinical Treatment programs in the U.S. and Europe were down $115,000 primarily due to our focus on recruiting patients for the double blind, placebo controlled phase III CFS clinical trial.
Interest income was down by $74,000 due to lower money market interest rates and smaller amount of invested funds.

Research and Development costs in the three months ended June 30, 2001 were lower by $101,000 compared to the same period in 2000. Most of this decrease relates to lower clinical trial and related costs. The costs related to the CFS phase III clinical trial were down some $193,000 as this trial nears completion. Costs related to cost recovery treatment revenues were lower by $73,000 due to lower revenues recorded in the three months ended June 30, 2001. Clinical costs were down
$354,000 due to lower costs associated with clinical sites. Manufacturing and quality control costs increased $329,000 reflecting the increased cost of working with a new liquid Ampligenr producer as well as increased product testing and release efforts.

General and Administrative expenses were $760,000 exclusive of $333,000 recorded for stock compensation in the three months ended June 30, 2001 compared to $656,000 exclusive of $167,000 of stock compensation recorded for the same period in 2000. The net increase in expenses of $104,000 basically reflects an increase in professional fees in the amount of $214,000 with offsets in lower Public Relations expenses of $50,000, lower temporary help costs of $20,000 and lower cost related to telephone, travel and other expenses.

Stock Compensation expense was $246,000 in the three months ended June 30, 2001. This is an increase of $79,000 over the same period in 2000. Stock
Compensation expense is a non-cash expense that reflects the fair value of common stock or warrants granted to non-employees of the Company.

Six months ended June 30, 2001 versus six months ended
------------------------------------------------------
June 30,2000
------------
Our net loss was approximately $4,823,000 for the six months ended June 30, 2001. This reflects an increase in losses in the amount of $791,000 compared to the same period in 2000. Elements contributing to the increase in losses include lower cost recovery treatment revenues totaling $198,000, increased R&D costs of $241,000, higher stock compensation expenses of $186,000, and lower interest income of $132,000.

CFS cost recovery treatment revenues were $228,000 in the six months ended June 30, 2001 compared to $426,000 in the same period in 2000. This decline in revenue is reflected in the U.S. as well in Europe. U.S. revenues were down primarily due to our focus on recruiting CFS patients for the Phase III CFS trial. European revenues are basically produced by one clinic located in Belgium. Enrollment in the Belgium program has been slowed to allow the clinical investigator to compile and review the clinical data collected in the treatment of approximately 150 patients over the past several years. This data, when finalized, will be used to supplement the data collected from the phase III CFS clinical trial in the U.S. Our European personnel are working to establish CFS cost recovery treatment programs in other European countries.

Research & Development costs were $3,263,000 in the six months ended June 30, 2001 versus $3,022,000 for the same period in 2000. This increase of $241,000 is primarily due to costs related to the increased production and testing of Ampligenr in 2001. Compared to the first six months of 2000, the need for Ampligenr has increased in 2001 due to increased clinical trial activity.

General and Administrative Expenses before charges for stock compensation, were $1,409,000 in the six months ended June 30, 2001 compared to expense of $1,400,000 for the same period in 2000. Basically, General and Administrative expense in 2001 has remained basically flat when compared to the six month period ended June
30,2000.

Stock Compensation expense of $595,000 in the six months ended June 30, 2001 is $273,000 higher than recorded for the same period in 2000. The 2001 expense includes a cost of $262,000 due to the extension of the expiration dates of certain warrants granted to officers and Directors.

Interest income of $180,000 in the six month end June
30, 2001 was down by $132,000 due to lower interest rates earned on money market instruments as well as less funds were available to invest.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments were $4,980,000 as of June 30, 2001 compared to $8,378,000 million at December 31, 2000 reflecting a net decrease of cash in the amount of $3,398,000 in the first six months of 2001.

Operating activities consumed $4,160,000 million reflecting major cash outlays in support of the ME/CFS phase III clinical trial as well as support of the European clinical efforts. All clinical trial drug products were fully expensed although some of the costs are expected to be recovered under the expanded access, cost-recovery, pre-marketing programs authorized by FDA and various regulatory bodies in other countries. As the clinical testing effort in the United States accelerates and the European market development activity increases, the operating burn rate may increase periodically. However, certain of the operating, as well as the non-operating cash outlays are of a one time nature and are expected to decline. Also revenues from expanded access cost recovery treatments are expected to improve in the coming months.

Proceeds from the exercise of warrants totaled
$1,147,000 which is significantly lower than experienced in the first six months of 2000. The decline in warrants being exercised is primarily due to the depressed market price of biotech stocks including ours. In the six months ended June 30,2001, our stock price traded in a range of $3.01 to $7.15. We have 3,916,208 outstanding publicly traded class A preferred redeemable warrants exercisable at $4.00 per share and 8,122,510 non-public warrants that are exercisable at an weighted average price of $4.12. The shares of common stock underlying 4,269,000 shares of the oustanding non-public warrants have been registered for sale under the Securities Act of 1933, as amended, by the holders thereof. We expect warrantholders to continue exercising both the public and non-public warrants from time to time depending on the trading price of our common stock. The publicly traded class A redeemable preferred warrants expire on November 2, 2001.

Our current cash and cash equivalents should fund operations through April 2002. In the event that our warrantholders do not exercise warrants at the level of funding needed to support our operations, we will seek access to the private or public equity markets for the funding capital needed. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of our clinical trials for which cost recovery from participants has been approved.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business
Combinations (SFAS 141), and NO. 142, Goodwill and
Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS
142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS
142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's investment in CIMM was accounted for using the equity method. As of June 30, 2001, the net carrying amount of goodwill included in the investment balance was $503,000. Other intangible assets are primarly patents which currently have a net value of $1,051,000. Amortization expense of goodwill and patents during the six-month period ended June 30, 2001 was $18,000 and $191,000 respectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 3:   Quantitative and Qualitative Disclosures
About Market Risk

We had $4,980,000 in cash, cash equivalents and short term investments at June 30, 2001. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality financial instruments. The
Company employs established policies and procedures to manage any risks with respect to investment exposure.

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

In June 2000, the United States District Court dismissed the Company's complaint and the defendants' counterclaims for lack of federal subject matter jurisdiction over the action. In July 2000, we transferred the action to the Pennsylvania State
Court. In May 2001, the defendants moved for summary judgement on all counts. The motion is presently pending. No trial date has been re-set for this action.

In May 2000, Asensio and ACI filed a separate action in the Supreme Court of the State of New York against our company, our Chairman and Chief Executive Officer, William A. Carter and our prior auditors ("the first
New York action"). The action was commenced by Summons. In July 2000, Asensio and ACI filed a
Complaint in which they alleged that the defendants defamed them in oral and written communications made in March 2000. Plaintiff's allegations in the first
New York action are similar in substance to the alleged defamations which are the subject of the counterclaim filed by them in the action presently pending in Pennsylvania State Court. In August 2000, we filed an answer, including affirmative defenses to these claims, and Dr. Carter moved to dismiss the claims. In March 2001, Dr. Carter's motion to dismiss was granted. In July 2001, the Company moved to dismiss the action based on the prior pendency of the action of the Pennsylvania State Court. The motion is presently pending.

In June 2000, Asensio, ACI and Asensio.Com, Inc. filed a second action against us and Dr. Carter in the Supreme Court of the State of New York ("the second
New York action"). The action was commenced by Summons. In September 2000, plaintiffs filed a
Complaint in the second New York action which purports to seek a declaratory judgment that the statements of Asensio, ACI and Asensio.com, Inc. about the Company constituted protected speech, and that plaintiffs did not engage in any actionable interference with existing or prospective business relations of the Company. In essence, the second New York action seeks to establish the validity of the affirmative defenses asserted by the defendants in the action now being litigated in the Pennsylvania State Court. In June
2001, the plaintiffs voluntarily withdrew the second
New York action.

We intend to vigorously defend against the "claims" asserted by Asensio, ACI and Asensio.com, Inc. in the New York actions and we have moved to consolidate and dismiss the first New York action.

Cook Imaging Corp. ("Cook") commenced action against us in March 2000, in the United States District Court for the Eastern District of Pennsylvania. From approximately 1997 through 1999, Cook manufactured the drug Ampligenr (as well as Ampligenr placebo) for us.
Cook sued for in excess of $300,000 in unpaid invoices, including interest, related to four Ampligenr batches manufactured by Cook and delivered to us in 1999. The
Company denied that such amounts are owed and asserted a counterclaim for failure to consistently manufacture
Ampligenr in strict conformance with federal regulations known as current good manufacturing practices ("cGMP"). The court awarded Cook Imaging approximately $248,000 which reflects the amount of the unpaid invoices plus interest, less approximately
$63,800 awarded the Company on its counterclaims. We paid this amount to Cook during the quarter ended June
30, 2001.

ITEM 2:   Changes in Securities

None

ITEM 3:   Defaults in Senior Securities

None


ITEM 4:   Submission of Matters to a Vote of Security
Holders

None

ITEM 5:   Other Information

None

ITEM 6:   Exhibits and Reports on Form 8K

(a)Exhibits

3.1*  	  Amended and Restated Certificate of Incorporation of the
          Company, as amended, along with Certificates of Designations

3.1.1**   Series E Preferred Stock

3.2       By-laws of Registrant, as amended and restated

4.1*      Specimen certificate representing our common stock

4.2*      Form of Class A Redeemable Warrant Certificate

4.3*      Form of Underwriter's Unit Option Purchase Agreement

4.4* Form of Class a Redeemable Warrant Agreement with Continental Stock and Transfer and Trust Company

10.1 Amended and Restated Employment Agreement by and between the Company and Dr. William A.
          Carter, dated as of December 3, 1998

10.2 Amended and Restated Engagement Agreement by and between the Company and Robert E.
          Peterson, dated April 1, 2001.

* These exhibits were filed with the Securities and Exchange Commission ("SEC") as exhibits to the Company's Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference.

**    This exhibit was filed with the SEC as Exhibit
      3.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is hereby incorporated by reference.

(b)       Reports on Form 8-k

        None

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEMISPHERx BIOPHARMA, INC.


                                    /S/ William A. Carter
                                   ---------------------------
Date: August 14, 2001               William A. Carter, M.D.
                                    Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                    --------------------------
Date: August 14, 2001                Robert E. Peterson
                                     Chief Financial Officer