Form 10-Q/A
period 2001-06-30
HEMISPHERX BIOPHARMA INC
filed 2001-08-17
CIK 946644

			       UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q/A

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

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                              For the Three months ended
                                                      June 30,
                                               --------------------------
                                                       (Unaudited)
                                                  2000            2001
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $     216          $  101
                                               ----------      ----------


Costs and expenses:
  Research and development                        1,587           1,468
  General and administrative                        823           1,036
                                               ----------      ----------
    Total cost and expenses                       2,410           2,504
Interest and other income                           160              86
Equity in loss of unconsolidated
  affiliate (Note4)                                 (26)            (26)
                                              ----------       ----------
   Net loss                                     $(2,060)        $(2,343)
                                              ==========       ==========



Basic and diluted loss per share                $  (.07)        $ (.08)
                                              ==========       ==========

Basic and diluted weighted
average common shares outstanding             29,031,926      30,109,219
                                              ===========      ==========

See accompanying notes to condensed consolidated financial statements.

                 HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share data)

                                              For the Six months ended
                                                      June 30,
                                             --------------------------
                                                     (Unaudited)
                                                2000            2001
                                             ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $     426         $  228
                                               ----------     ----------


Costs and expenses:
  Research and development                        3,022          3,176
  General and administrative                      1,722          2,004
                                               ----------      ----------
    Total cost and expenses                       4,744          5,180
Interest and other income                           312            180
Equity in loss of unconsolidated
    affiliate (Note 4)                              (26)           (51)
                                              ----------       ----------
   Net loss                                     $(4,032)      $ (4,823)
                                              ==========       ==========


Basic and diluted loss per share                $  (.14)       $  (.16)
                                               ==========      ==========

Basic and diluted weighted
average common shares outstanding              28,801,993      30,035,522
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

Revenues from Cost Recovery Clinical Treatment programs in the U.S. and Europe were down $115,000 primarily due to our focus on recruiting patients for the double blind, placebo controlled phase III CFS clinical trial.
Interest income was down by $74,000 due to lower money market interest rates and a smaller amount of invested funds.

Overall Research and Development costs in the three months ended June 30, 2001 were lower by $119,000 compared to the same period in 2000. Most of this decrease relates to lower clinical trial and related costs. The costs related to the CFS phase III clinical trial were down some $379,000 as this trial nears completion. Costs related to cost recovery treatment revenues were lower by $73,000 due to lower revenues recorded in the three months ended June 30, 2001. Clinical costs related to the new HIV clinical trials were $42,000.
Manufacturing and quality control costs
increased $329,000 reflecting the increased cost of working with a new liquid Ampligenr producer as well as increased product testing and release efforts.

General and Administrative expenses were $760,000 exclusive of $276,000 recorded for stock compensation in the three months ended June 30, 2001 compared to $656,000 exclusive of $167,000 of stock compensation recorded for the same period in 2000. The net increase in expenses of $104,000 basically reflects an increase in professional fees in the amount of $214,000 with offsets in lower Public Relations expenses of $50,000, lower temporary help costs of $20,000 and lower cost related to telephone, travel and other expenses.

Stock Compensation expense was $276,000 in the three months ended June 30, 2001. This is an increase of $109,000 over the same period in 2000. Stock
Compensation expense is a non-cash expense that reflects the fair value of common stock or warrants granted to non-employees of the Company.

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

Research & Development costs were $3,176,000 in the six months ended June 30, 2001 versus $3,022,000 for the same period in 2000. This increase of $154,000 is primarily due to costs related to the increased production and testing of Ampligenr in 2001. Compared to the first six months of 2000, the need for Ampligenr has increased in 2001 due to increased clinical trial activity.

General and Administrative Expenses before charges for stock compensation, were $1,409,000 in the six months ended June 30, 2001 compared to expense of $1,400,000 for the same period in 2000. Basically, General and Administrative expenses in 2001 remained flat when compared to the six month period ended June
30,2000.

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