Form 10-Q
period 2001-09-30
HEMISPHERX BIOPHARMA INC
filed 2001-11-14
CIK 946644

	     		      UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

Commission File Number: 0-27072

                        HEMISPHERx BIOPHARMA, INC.
----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Delaware                                    52-0845822
------------------------------                    -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

1617 JFK Boulevard, Suite 660, Philadelphia, PA 19103
----------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

(215) 988-0080
----------------------------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
30,534,882 shares of common stock issued and outstanding as of September 30, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    September 30,
                                                    2000          2001
                                                 -----------   -----------
                                                               (Unaudited)
                              ASSETS
Current assets:

  Cash and cash equivalents                          $3,721        $2,859
  Short Term investments                              4,657         1,236
  Accounts receivable                                    60            13
  Prepaid expenses and other current assets             607           324

                                                 -----------    ----------
    Total current assets                              9,045         4,432


  Property and equipment, net                           373           274
  Patent and trademark rights, net                    1,204           986
  Investments in unconsolidated affiliates            2,421         2,366
  Other assets                                           24            54
                                                 -----------    ----------
      Total assets                                  $13,067      $  8,112
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                $    1,341     $  1,063
  Accrued expenses                                       154          186
                                                 -----------     ----------
    Total current liabilities                          1,495        1,249
                                                 -----------    ----------

Commitments and contingencies

Stockholders' equity:
  Common stock                                            30           31
  Additional paid-in capital                          97,984      100,779
  Accumulated other comprehensive income                  34           16
  Treasury stock- at cost                             (3,910)      (4,429)
  Accumulated deficit                                (82,566)     (89,534)
                                                 -----------    ----------
    Total stockholders' equity                        11,572        6,863
                                                 -----------    ----------
     Total liabilities and stockholders' equity      $13,067    $   8,112
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                              For the Three months ended
                                                      September 30,
                                               --------------------------
                                                       (Unaudited)
                                                  2000            2001
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $     225          $   76
                                               ----------      ----------


Costs and expenses:
  Research and development                        1,864           1,589
  General and administrative                        549             673
                                               ----------       ----------
    Total cost and expenses                       2,413           2,262

Interest and other income                           144              68

Equity in loss of unconsolidated
affiliate (Note 4)                                  (22)            (27)
                                               ----------       ----------
   Net loss                                     $(2,066)        $(2,145)
                                               ==========       ==========




Basic and diluted loss per share                $  (.07)         $  (.07)
                                               ==========       ==========

Basic and diluted weighted
average common shares outstanding              29,523,470       30,528,322
                                               ==========       ==========



See accompanying notes to condensed consolidated financial statements.

         HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
       (in thousands, except share and per share data)

                                              For the Nine months ended
                                                      September 30,
                                               --------------------------
                                                       (Unaudited)
                                                  2000            2001
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $    651         $   304
                                               ----------     ----------


Costs and expenses:
  Research and development                        4,886          4,765
  General and administrative                      2,271          2,677

                                               ----------      ----------
    Total cost and expenses                       7,157          7,442

Interest and other income                           456            248

Equity in loss of unconsolidated
    affiliate (Note 4)                             (48)            (78)
                                              ----------       ----------
   Net loss                                    $(6,098)       $ (6,968)
                                              ==========       ==========


Basic and diluted loss per share                $ (.21)          $(.23)
                                              ==========       ==========

Basic and diluted weighted
average common shares outstanding             29,043,784       30,202,583
                                              ==========       ==========

See accompanying notes to condensed consolidated financial statements.

            HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                              	    For the Nine months ended
                                                           September 30,
							   (Unaudited)
                                                        2000         2001
                                                     ----------    ----------
Cash flows from operating activities:

 Net loss                                           $(6,098)      $(6,968)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation of property and equipment                   96           99
 Amortization of patents rights                          227          290
 Write-off of patent rights                               32           29
 Stock option and warrant compensation  and
 service expense                                         322          673
 Equity in loss of unconsolidated affiliate               48           77
 Changes in assets and liabilities:
  Accounts receivable                                     (7)          47
  Prepaid expenses and other current assets              (38)         259
  Accounts payable                                      (323)        (278)
  Accrued expenses                                      (265)          32
  Other assets                                          (374)           3
                                                      ---------   ---------
Net cash (used in) operating activities               (6,380)      (5,737)
                                                      ---------   ---------
Cash flows from investing activities:
 Purchase of property and equipment                     (110)           -
 Additions to patent rights                             (126)        (100)
 Maturity of short term investments                    2,153        4,613
 Purchase of short term investments                   (2,282)      (1,220)
 Investments in unconsolidated affiliates               (411)         (22)
 Other investments                                       (34)           -
                                                      ---------    --------
 Net cash (used in) provided by investing activities    (810)        3,271
                                                      ---------    --------
Cash flows from financing activities:
 Proceeds from issuance of common stock                 2,250          73
 Proceeds from exercise of warrants                     8,549       2,050
   Purchase of treasury stock                          (3,107)       (519)

                                                      --------     --------
  Net cash provided by  financing activities            7,692       1,604
                                                      --------     --------
Net increase (decrease) in cash and cash equivalents      502        (862)
Cash and cash equivalents at beginning of period        6,396       3,721
                                                      --------     --------
Cash and cash equivalents at end of period             $6,898      $2,859
                                                      ========     ========

See accompanying notes to condensed consolidated financial statements.

	HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	For the Nine Months Ended September 30, 2001
             (in thousands, except share data)

                                                    Accumulated
                      Common Stock     Additional   Other          Treasury   Treasury               Total
                     ---------------   Paid-In      Comprehensive   Stock     Stock     Accumulated  Stockholders'
                     Shares    Amount  Capital      Income          shares              deflict      Equity
                     -------  -------  -----------  -------------  ---------  --------  -----------  -------------
Balance 12/31/2000 30,367,888   $30     $97,984           $34       395,646   $(3,910)  $(82,566)     $11,572

Common Stock Issued   672,300     1       2,122                                                         2,123

Treasury Stock
Purchased                                                           109,660      (519)                   (519)

Stock issued for R&D
expenses                                     87                                                            87

Stock warrant
Compensation                                586                                                           586

Net Comprehensive
loss                                                      (18)                            (6,968)      (6,986)
                     -------  -------  -----------  -------------  ---------  --------  -----------  -------------
Balance 9/30/2001  31,040,188    $31    $100,779          $16       505,306   $(4,429)  $(89,534)     $ 6,863
                     =======  =======  ===========  =============  =========  ========  ===========  =============

See accompanying notes to condensed consolidated financial statements.

          HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Hemispherx BioPharma, Inc., a Delaware corporation and its wholly owned subsidiaries.
All significant intercompany accounts and transactions have been eliminated.

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

These consolidated financial statements should be read in conjunction with our year 2000 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2000, as amended on Form 10K/A, second amendment, filed with the SEC on June 19, 2001.

Prior year amounts have been reclassified to conform to current period presentations.

NOTE 2: STOCK COMPENSATION:

Stock compensation expense for the three months ending
September 30, 2001 was $78,000. This charge consists of the fair market value of warrants issued to outside parties for services rendered on behalf of the Company.
On a year to date basis, stock compensation expense totals $673,000 including the calculated cost of extending the expiration date of certain non-public warrants and the granting of warrants to outside parties for services performed. Stock/Warrant compensation expense has no effect on shareholder equity as it is offset by an increase in additional paid in capital.

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

On May 11, 1999, we acquired a 15% interest in California Institute of Molecular Medicine ("CIMM") for $375,000. On May 16, 2000, we acquired an additional 15% interest in CIMM for an additional
$375,000. The Company currently has a total interest of 30% in CIMM for a total of $750,000. CIMM is developing therapy for Hepatitis C virus. The investment has been recorded by the equity method.
The balance at September 30, 2001 was $592,000.

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

Note 4: LIQUIDITY:

Our publicly traded class A Redeemable warrants were to expire as of November 2, 2001, however, due to the disruptive events of September 11, 2001 and related difficulties, the expiration date for exercising the warrants was extented to November 21, 2001. Trading for the warrants on the American Stock Exchange ceased on November 2, 2001. During the period of October 1, 2001 through November 6, 2001 we received proceeds of some
$5.7 million from warrantholders exercising Class A
Redeemable warrants. These proceeds plus our current cash, cash equivalents and current income stream should fund operations for the next 15 months or more. Most of our funding in the past few years has been provided by warrantholders exercising warrants. In the event that warrantholders do not, from time to time, exercise warrants at the level of funding needed to support future operations, we may seek access to the private or public equity market for operating capital needed. We may also raised additional capital from licensing agreements into territories not considered as part of own core business/market development model. Any additional equity funding obtained may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of the our clinical trials for which cost recovery from participants has been approved.


ITEM 2:	Management's Discussion and Analysis of
Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
----------------------------------------------------
Certain statements in this Report on Form 10-Q ("Form
10-Q"), constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended, and the Private
Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessary all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or
"anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below, which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, the "Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-Q. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

We are a multinational Biopharmaceutical company headquartered in Philadelphia, Pennsylvania that focuses on the development of nucleic acid compounds that enhance the natural immunological anti-viral defense systems of the human body. Our lead product, Ampligen, is an investigational drug and is part of a new class of specially configured ribonucleic acid compounds designed to treat diseases that have various immunological dysfunctions such as Myalgic
Encephalonyelitis/Chronic Fatique Syndrome ("ME/CFS"),
HIV, Hepatitis B, Hepatitis C and certain cancers such as renal cell carcinoma and melanoma. These disease have various immunological dysfunctions. Nucleic acid compounds represent a potential new class of pharmaceutical products that are designed to act at the molecular level in the treatment of human diseases. One of our double stranded RNA drug products, Ampligen, is administered intravenously and is in Phase II and Phase
III human clinical development for various disease indications. Currently, we are focused on FDA authorized clinical trials designed to evaluate the efficacy of Ampligen in treating patients with ME/CFS and HIV. Based on the result of past clinical trials, we believe Ampligen may have broad-spectrum anti-viral and anti-cancer properties. We have two clinical trials in progress involving the use of Ampligen therapy to treat patients affected with ME/CFS:

  * An open-label study treating ME/CFS patients with Ampligen on a cost recovery basis. This study was authorized in the U.S. by the FDA in 1997. Patients treated under this protocol pay for the cost of the drug used. A similar program was implemented in Belgium in 1993 and has treated over 150 patients.

  * A multi-center, double-blind, randomized, placebo controlled Phase III clinical trial to evaluate the efficacy of Ampligen in the treatment of more than 200 patients afflicted with ME/CFS. Eleven clinical/medical centers located throughout the
    United States are currently participating in this study.

The Food and Drug Administration recently authorized us to commence two phase IIb clinical trials designed to evaluate the use of Ampligen in augmenting immunologic gains in patients receiving intense antiviral therapy for HIV disease. We expect to enroll over 200 patients in these clinical trials, which may be partly conducted in Europe.

Since the September 11, 2001 events in global terrorism, the company has initiated broad ranging experimental programs to determine the potential value of its platform technology in strengthening the body's
"first line of defense" against threats associated with biological warfare and new pathogenic materials being introduced into the environment.

Our research and clinical efforts may continue for the next several years and we may continue to incur losses due to clinical costs incurred in the development of Ampligen for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Europe, Canada and in the United States.


Our research, development, clinical trials and the manufacturing and marketing of the Company's products are subject to extensive regulation by numerous governmental agencies in the United States and other countries. At this time, none of our products have been approved for commercial sale by the Food and Drug
Administration or other foreign regulatory authorities.


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

	We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses. As of September 30, 2001 our accumulated deficit was approximately $89,534,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitability.

Additional financing requirements.

	The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. Based on our current operating plan, we anticipate receipt of revenues from the sales of Ampligen under the Cost
Recovery Clinical Programs and additional capital infusions provided by investors exercising our Class A
Redeemable and other Warrants. The Company may need to raise substantial additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products. There can be no assurances that our Class A Redeemable Warrants will be exercised or that we will raise any proceeds from possible equity financing, which may have a material effect on our ability to develop our products.

No regulatory agency has approved the full commercial sale of any of the our Gproducts.

We cannot assure you that Ampligen will
ultimately be demonstrated to be safe or efficacious.
While Ampligen is authorized for use in clinical trials in the United States and various other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States, or in other countries in a timely fashion or at all or that we will complete these clinical trials. If Ampligen or one of our other products does not receive regulatory approval in the United States or elsewhere, our operations will be significantly affected.

We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

We need to acquire enforceable patents covering the use of Ampligen for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen for such disease. Our success depends, in large part, on our ability to obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. We have been issued certain patents on the use of Ampligen and Ampligen in combination with certain other drugs for the treatment of HIV. We have also been issued patents on the use of Ampligen in combination with certain other drugs for the treatment of chronic hepatitis B virus, chronic hepatitis C virus, and a patent which affords protection on the use of Ampligen in patients with chronic fatigue syndrome. We have not yet been issued any patents in the United States for the use of Ampligen as a sole treatment for any of the cancers which we have sought to target. However, we have obtained proprietary protection in certain instances from Orphan Drug designation as well as "mechanism of action" patents issued in the U.S. and elsewhere. If we cannot protect our patents covering the use of Ampligen for a particular disease, or obtain additional pending patents, we may not be able to successfully market Ampligen.

The patent position of biotechnology and pharmaceutical firms is uncertain and involves complex legal and factual questions.

To date, no consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents. There can be no assurance that newer patent applications relating to our products or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology. It is generally anticipated that there may be significant litigation in the industry regarding patent and intellectual property rights.
Such litigation could require substantial resources from us. No assurance can be made that our patents will provide competitive advantages for our products or will not be successfully challenged by competitors.
No assurance can be given that patents do not exist or could not be filed which would have a materially adverse effect on our ability to market our products or to obtain or maintain any competitive position the we may achieve with respect to our products. Our patents also may not prevent others from developing competitive products using related technology.

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

We may not be profitable unless we can produce
Ampligen or other products in commercial quantities at costs acceptable to us.

Our lead product Ampligen is currently produced for use in clinical trials. Assuming that we choose to manufacturing and market by ourselves, we must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligen or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.

If our distributors do not market our product's successfully, we may not generate significant revenues or become profitable.

We have limited marketing and sales capability.
We need to enter into marketing agreements and third party distribution agreements for our products in order to generate significant revenues and become profitable. To the extent that we enter into co-marketing or other licensing arrangements, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our treatment
IND agreement with Gentiva Health Services offers the potential to provide significant marketing and distribution capacity in the United States while licensing and marketing agreements with certain foreign firms should provide an adequate sales force in South America, Africa, United Kingdom, Australia and New Zealand, Canada and Austria.

Our partners may be able to deliver treatment and services to chronic disease patients including infusion services, home nursing and other medical services through a national network of more than 500 locations.
We cannot assure that our domestic or our foreign marketing partners will be able to successfully distribute our products, or that we will be able to establish future marketing or third party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a materially adverse effect on us. If we cannot enter into future marketing and distribution agreements at terms acceptable to us, or if these distributors cannot effectively market and distribute our products, our operations will be negatively affected.

No assurance of successful product development of Ampligen.,Oragen or other products

The development of Ampligen and our other products is subject to a number of significant risks.
Ampligen may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Our products are in various stages of clinical and pre-clinical development and, require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, or if ever, Ampligen or the other products will be generally available for commercial sale for any indication for at least the next several years, if at all. Generally, only a small percentage of potential therapeutic products which enter Phase I clinical trials are eventually approved by the FDA for commercial sale.

Ampligen safety profile and Scientific Literature.

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

Substantial competition.

Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more or less effective and less or more costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments will offer competition to our products.
Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA and HPB product approvals more rapidly than us. If any of our products receive regulatory approvals and we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited experience. Our competitors may possess or obtain patent protection or other intellectual property rights that prevent, limit or otherwise adversely affect our ability to develop or exploit our products.

Limited manufacturing experience and capacity.

	Ampligen is currently produced only in limited quantities for use in our clinical trials and we are dependent upon certain third party suppliers for key components of our products. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not necessarily adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel in house to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA and HPB pertaining to Good Manufacturing
Practices ("GMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

We may be subject to product liability claims from the use of Ampligen or other of our products which could negatively affect our future operations.

We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligen or other of our products results in adverse effects. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies or others manufacturing these products on our behalf. Our future operations may be negatively effected from the litigation costs, settlement expenses and lost product sales inherent to these claims. While we will continue to attempt to take appropriate precautions, we cannot assure that we will avoid significant product liability exposure. Although we currently maintain worldwide product liability insurance coverage, there can be no assurance that this insurance will provide adequate coverage against product liability claims. While no product liability claims are pending or threatened against us to date, a successful product liability claim against us in excess of our insurance coverage could have a negative effect on our business and financial condition.

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

Litigation involving us versus Manuel Asensio and Asensio & Company,Inc.

In 1998, we filed a complaint against Manuel P.
Asensio, and Asensio & Company, Inc., ("Asensio"). The action includes claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of Asensio's false and defamatory statements in connection with a deceptive and unlawful short-selling scheme between August, 1998, and the present. In 1999, Asensio filed an answer and counterclaim alleging that in response to Asensio's strong sell recommendation and other press releases, the Company made defamatory statements about Asensio. We have denied the allegations and are vigorously defending against the counterclaim. In May 2001, Asensio moved for a summary judgement on all counts of our complaint. The motion was denied. A trial date has been set for January 2002 in the Pennsylvania State Court.

In May 2000, we received notice of a claim by Asensio in the Supreme Court of the State of New York against us, our Chairman and Chief Executive Officer, William A. Carter, and our prior auditors in which they allege that we defamed them in oral and written communications made in March 2000 ("the first New York action"). In June 2000, we received notice of a second claim in New York ("the second New York action"). The allegations of Asensio in the New York actions were similar in substance to the alleged defamation which is the subject of the counterclaims filed by them in the action presently pending in Pennsylvania State Court.

In March 2001, Dr. Carter's motion to dismiss him from the first New York action was granted. In July 2001, the company moved to dismiss the first New York action based on the prior pendency of the action of the Pennsylvania State Court, and in August 2001, Asensio cross-moved for summary judgment. Both motions are presently pending. In the meantime, in June 2001, Asensio voluntarily withdrew the second New York action. We intend to vigorously defend against the claims and/or counterclaims asserted in the remaining
First New York action.

We intend to vigorously defend against the claims asserted in the counterclaim in the Pennsylvania State
Court action and the remaining First New York action.
However, this litigation could subject us to significant liability for damages and, even if it does not subject us to liability for damage, it could be time-consuming and expensive to defend, and could result in the diversion of management time and attention. (Refer to Part II, item 1: Legal Proceedings of this report for more details.)

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

RESULTS OF OPERATIONS

Three months ended September 30, 2001 versus Three months ended September 30, 2000

Our net loss for the three months ended September
30, 2001 was $2,145,000 or approximately $79,000 more
than recorded for the same period in 2000. While
Overall costs and expenses were lower by some $151,000, income from our cost recovery treatment programs and interest income was also down by $225,000.

Revenues from Cost Recovery Clinical Treatment programs
("cost recovery")in the U.S. and Europe were down
$149,000. Lower revenues from the U.S. cost recovery program account for 74% of the total variance. U.S.
cost recovery efforts have been reduced during the year
2001 due to our focus and efforts to recruit and enroll
ME/CFS patients for the double blind, placebo controlled phase III ME/CFS clinical trial. The enrollment of patients in this trial is nearing completion. In addition, interest income was down
$76,000 when compared to the same three months in 2000.
This shortfall can be contributed to lower interest rates earned on short term money market securities and a lower amount of funds available to invest.

Overall Research and Development costs in the three months ended September 30, 2001 were lower by $275,000 compared to the same period in 2000. These lower costs basically reflect the effect of four factors. First of all, the costs associated with the Cost Recovery clinical treatment program revenues were down by $114,000. Secondly, our ME/CFS Phase III clinical trial cost was lower as the clinical trial nears completion.
The double blind segment is the most costly portion of the clinical trial. Thirdly, research and development costs were down $330,000 due to a reduction in scientific research preformed in conjunction with the ME/CFS and Hepatitis projects. The three month period ended September 30, 2000 includes a one-time funding in the amount of $250,000 to Chronix Biomedical for gene re-arrangement research. The fourth factor consist of an increase in manufacturing cost of $206,000 primarly due to the purchase of raw material (polymers) needed to produce Ampligen and build-up inventory. All materials and cost of producing Ampligen is expensed as incurred.

General and Administrative expenses were $673,000 in the three months ended September 30, 2001 compared to $549,000 for the same period in 2000. The net increase in expenses of $124,000 basically reflects $38,000 increase in insurance premiums and other administrative expenses and a $78,000 (non-cash) increase stock in compensation expense. There was no stock compensation expense in the same period in 2000. Stock Compensation expense is a non-cash expense that reflects the fair value of common stock or warrants granted to non-employees of the Company. Other noteable variances include an increase in public relations expenses of $84,000 which was basically offset by a decrease in legal and audit fees in the amount of $97,000. In the three months ended September 30, 2001 we engaged the services of a new public relations firm and revamped our public relations program. The decrease in legal and audit fees was due to lower legal costs primarily related to the Asensio Litigation.

Nine months ended September 30, 2001 versus nine months ended September 30, 2000

Our net loss (including non-cash) was approximately
$6,968,000 for the nine months ended September 30, 2001. This reflects an increase in losses in the amount of $870,000 compared to the same period in 2000.
Elements contributing to the increase in losses include lower cost recovery treatment ("cost recovery") revenues totaling $347,000, lower interest income totaling $208,000 and, higher stock (non-cash) compensation (non-cash) expenses of $349,000. Lower
Research & Development costs of $121,000 provided a degree of offset.

ME/CFS Cost Recovery Treatment Revenues were $304,000 in the nine months ended September 30, 2001 compared to $651,000 in the same period in 2000. This decline in revenue is reflected in the U.S. as well in Europe.
U.S. revenues were down primarily due to our focus on recruiting ME/CFS patients for the Phase III ME/CFS clinical trial. Efforts to accelerate the enrollment of ME/CFS patients in the phase III clinical trial decreased the enrollment of patients in the cost recovery treatment program. Enrollment in the Belgium program was reduced in order to permit the clinical investigator to compile and review the clinical data collected in the treatment of approximately 150 patients over the past several years. These data, when finalized, will be used to supplement the data collected from the ongoing Phase III ME/CFS and HIV clinical trials in the U.S. when we eventually submit an application for drug approval in the United States and Europe. Our European personnel are working to establish ME/CFS and HIV cost recovery treatment and HIV treatment programs in other European countries.
Presently we also have patients enrolled in similar programs in the U.K. and Austria.

Research & Development costs were $4,765,000 in the nine months ended September 30, 2001 versus $4,886,000 for the same period in 2000. This decrease of $121,000 consists of several factors. Costs related to Cost
Recovery Clinical Treatment program revenues were down
$245,000 due to lower revenues in 2001. Research, clinical and manufacturing costs were up $124,000 on a year to date basis. This increase basically reflects
$319,000 in additional raw materials purchased to build product inventory in 2001 somewhat offset by lower R&D costs. The nine months ended September 30, 2000 included a one time expense of $250,000 for R&D expense relating to our alliance with Chronic Biomedical.
Clinical trial expenses were down on a year to date basis primarily due to lower costs associated with the Phase III ME/CFS clinical trials, as a greater proportion of patients complete the clinical trial.

General and Administrative Expenses before charges for stock compensation, were $2,006,000 in the nine months ended September 30, 2001 compared to expense of $1,949,000 for the same period in 2000. While, these expenses basically remained flat compared to the nine month period ended September 30, 2000, there were variances in some expenses. Professional fees were up
$89,000. Insurance premiums increased some $53,000 due to higher D&O insurance premiums. Other expenses including travel, telephone, transfer agent fees and temporary help costs were down by approximately
$71,000.

Stock Compensation (non-cash) expense of $673,000 in the nine months ended September 30, 2001 is $349,000 higher than recorded for the same period in 2000. The
2001 expense includes a cost of $262,000 due to the extension of the expiration dates of certain warrants granted to officers and directors.

Interest income of $248,000 in the nine months end
September 30, 2001 was down by $208,000 due to lower interest rates earned on money market instruments as well as lower funds available to invest over the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments were $4,095,000 as of September 30, 2001 compared to $8,378,000 million at December 31, 2000 reflecting a net decrease of cash in the amount of $4,283,000 in the first nine months of 2001.

Operating activities consumed $5,737,000 million reflecting major cash outlays in support of the ME/CFS phase III clinical trial as well as the Phase IIb HIV trials now underway. In addition we have heavily invested in expanding our capacity to manufacture liquid Ampligen doses through outside suppliers as well as expended funds to increase our supply of Ampligen. These expenditures were made to assure an adequate and stable supply of Ampligen to support the ongoing clinical trials as well as provide the capacity to manufacture Ampligen in commercial quantities. Some portion of these costs are expected to be recovered under the expanded access, cost-recovery, programs authorized by FDA and various regulatory bodies in other countries. Overall, clinical trial costs should decline somewhat over the next six months as the phase III ME/CFS clinical trial winds down. The costs of the Phase IIb HIV trials should increase as patients are recruited. However the timing and costs of the HIV trials should produce lower overall clinical costs due to certain inherent effeciancies of running the two clinical trial in parallel. Other expenditure include $519,000 for the company's stock buy-back program and some $100,000 invested in new patent applications and renewals. In the first nine months of 2001, we acquired 109,660 shares of our common stock on the open market. These treasury shares will be used in connection with contract negotiations with certain suppliers and strategic alliances.

Proceeds from the exercise of warrants totaled
$2,050,000 in the first nine months of 2001 which is significantly lower than experienced in the first nine months of 2000. The decline in warrants being exercised is primarily due to the depressed market price of biotech stocks including ours. In the nine months ended
September 30, 2001, our stock price traded in a range of $4.03 to $7.00. As of September 30, 2001, we had
3,915,708 outstanding publicly traded Class A
Redeemable Warrants exercisable at $4.00 per share and 7,046,010 non-public warrants outstanding that are exercisable at an weighted average price of $4.57. The shares of common stock underlying 4,269,000 shares of the oustanding non-public warrants have been registered for sale under the Securities Act of 1933, as amended, by the holders thereof. For the past several years a major source of operating funds came from warrantholders exercising warrants. We expect warrantholders to continue exercising both the public and non-public warrants from time to time depending on the trading price of our common stock. Our publicly traded Class A Redeemable warrants were to expire as of November 2, 2001, however, due to the disruptive events of September 11, 2001 and related logistical and communications difficulties, the expiration date for exercising the warrants was extended to November 21, 2001. Trading for the warrants on the American Stock
Exchange ceased on November 2, 2001.

Between October 1, 2001 and November 9, 2001 we have received some $5.7 million from warrantholders exercising about 1,425,000 Class A Redeemable warrants.
Our current cash (including the warrants exercised), cash equivalents and anticipated income should fund operations for the next 15 months or more. In the event that additional funding is needed to support our operations, we are confident that such funding will be made available by one or more of the following: 1) a private or public placement of equity, 2) funds derived from the granting of licensing agreements or 3) proceeds from warrantholders exercising warrants. Any additional equity funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of our clinical trials for which cost recovery from participants has been approved.

New Accounting Pronouncements
-----------------------------

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

The Company's investment in CIMM was accounted for using the equity method. As of September 30, 2001, the net carrying amount of goodwill included in the investment balance was $494,000. Other intangible assets are primarly patents which currently have a net value of $986,000. Amortization expense of goodwill and patents during the nine-month period ended

September 30, 2001 was $27,000 and $290,000
respectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

The Financial Accounting Standards Board has issued
FASB 143, Accounting for Retirement Obligations, to account for asset retirement obligations and associated retirement costs of long-lived assets and FASB 144, Accounting for impairment or disposal of long-lived assets. The Company has not yet determined the future impact, if any, of FASB 143 and 144.

ITEM 3:   Quantitative and Qualitative Disclosures
About Market Risk

We had $4,095,000 in cash, cash equivalents and short term investments at September 30, 2001. Since September
30, 2001 we have received some $5.7 million from the exercise of warrants. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality financial instruments. The Company employs established policies and procedures to manage any risks with respect to investment exposure.

		Part II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

In September, 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc.,
("ACI") and others in the United States District Court for the Eastern District of Pennsylvania. In October
1998 and August 1999, we amended the complaint to add additional counts and to add Asensio.com, Inc.
(formerly known as Asensio Holding, Inc.), the holding company of the defendant, Asensio & Company Inc., and to add a conspiracy charge against the remaining defendants and certain unnamed John Does. As amended, our complaint seeks recovery on common law theories of intentional interference with existing and prospective business relations, defamation, commercial disparagement, and conspiracy on account of defendants' short selling of our stock and the publication, by defendants Asensio and ACI, of defamatory statements regarding the Company. In April
1999, defendants Asensio and ACI answered the complaint and asserted defamation and disparagement counterclaims against us seeking damages in an unspecified amount. Defendants' counterclaims allege that we, through our officers, defamed Asensio in oral and written communications accusing Asensio and ACI of having engaged in possibly criminal behavior with respect to the short selling of our stock and the subsequent publication of various defamatory statements regarding us . In May 1999, we filed an answer, including affirmative defenses, to these counterclaims.

In June 2000, the United States District Court dismissed the Company's complaint and the defendants' counterclaims for lack of federal subject matter jurisdiction over the action. In July 2000, we transferred the action to the Pennsylvania State
Court. In May 2001, the defendants moved for summary judgement on all counts. The motion was denied. A full trial of the action is scheduled for January, 2002.

In May 2000, Asensio and ACI filed a separate action in the Supreme Court of the State of New York against our company, our Chairman and Chief Executive Officer, William A. Carter and our prior auditors ("the first
New York action"). The action was commenced by Summons. In July 2000, Asensio and ACI filed a
Complaint in which they alleged that the defendants defamed them in oral and written communications made in March 2000. In June 2000, Asensio, ACI and
Asensio.Com, Inc. filed a second action in the Supreme
Court of the State of New York ("the second New York action")seeking Declaratory Judgment that they were insulated against claims for defamation under the First Amendment. Asensio and ACI's allegations in the first New York actions are similar in substance to the alleged defamations which are the subject of the counterclaim filed by them in the action presently pending in Pennsylvania State Court. In August 2000, we filed an answer, including affirmative defenses to the first New York action, and Dr. Carter moved to dismiss the claims. In March 2001, Dr. Carter motion to dismiss was granted. In July 2001, the Company moved to dismiss the action based on the prior pendency of the Pennsylvania State Court. Plaintiffs have responded with a cross-motion for summary judgment. Both motions are presently pending. Asensio voluntarily withdrew the second New York in June 2001.

We intend to vigorously defend against the counterclaim in the Pennsylvania State court action and the remaining First New York action.

ITEM 2:   Changes in Securities

On October 2, 2001, we announced that we had advised the American Stock Exchange, the Securities and
Exchange Commission and our transfer agent that the company's outstanding Class A Redeemable warrants would expire and not be exercisable after the close of business on November 2, 2001. This expiration date was originally announced in August, 2000 and re-confirmed on October 2, 2001. Subsequently, because of the disruptive events of September 11, 2001, the expiration date for exercising the warrants was extended to November 21, 2002.


ITEM 3:   Defaults in Senior Securities

None

ITEM 4:   Submission of Matters to a Vote of Security
Holders

On August 24, 2001, we held an annual meeting to adopt several resolutions by consent of the majority of our shareholder, acting pursuant to the General Corporation
Law of the State of Delaware. Pursuant to the resolutions we:

     i) elected the following four members to our Board of Directors to serve until their respective successors are elected and qualified:

                           William A. Carter, M.D.
                           Richard Piani
                           Ransom W. Etheridge
                           William M.Mitchell


All four directors term of office continued after the meeting.

    ii) ratified the selection by us of BDO Seidman, LLP, independent public accountants, to audit our financial statements for the year ending, December 31, 2001

The board of directors solicited proxies in connection with the adoption of these resolutions and proxies were requested from our stockholders.

ITEM 5:   Other Information

In July 2001 we entered into an oral agreement with a health services management company to facilitate further enrollment in our HIV trials and to examine certain patients coinfected with other viruses including hepatitis C. Prior to formalization of a written agreement additionally obtained information indicated that it would not be in the Company's best interest to have these functions performed by others.
Accordingly we discontinued further relationships with the health services entity and entered into relationships to have these functions performed with others in the states of Pennsylvania and Florida.

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

**This exhibit was filed with the SEC as Exhibit 3.1.1 to the Company's
  Annual Report on Form 10-K for the year ended December 31, 1999 and is hereby incorporated by reference.

(b)       Reports on Form 8-K

          None

	SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: November 14, 2001              William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: November 14, 2001              Robert E. Peterson
                                     Chief Financial Officer