Form 10-K
period 2001-12-31
HEMISPHERX BIOPHARMA INC
filed 2002-04-09
CIK 946644

                                FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 2001
                                    OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the transition period from ________ to ________
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

                               NONE

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes  (X)  No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. Yes (  )     No (X)

The aggregate market value of Common Stock held by non-affiliates at March 7, 2002 was $120,107,594. For purposes of this calculation, it was assumed that all Common
Stock is valued at the closing price of the stock as of March 6, 2002.

The number of shares of the registrant's Common Stock outstanding as of March 31, 2001 was 32,060,280.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this "Form 10-K"), including statements under "Item 1. Business," "Item 3 Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessary all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, the "Company", "we or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-K. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
			PART I
ITEM 1.  Business

GENERAL

We were founded in the early 1970s as a contract researcher for the National Institutes of Health (NIH). Dr. William A. Carter, M.D., joined the Company in 1976 and ultimately become its CEO in 1988. He has focused the Company on exploring, understanding and mastering the mechanism of nucleic acid technology to produce a promising new class of drugs for treating chronic viral diseases and disorders of the immune system. In the course of almost three decades, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and the development of therapeutic products for the treatment of chronic diseases. Our strategy is to use our proprietary drug, Ampligen, to treat diseases for which adequate treatment is not available. We seek the required regulatory approvals which will allow the progressive introduction of Ampligen for Myalgic Encephalomyelitis/Chronic Fatique Syndrome ("ME/CFS"), HIV, Hepatitis C ("HCV") and Hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. Ampligen is currently in phase III clinical trials in the U.S. for use in treatment ME/CFS and is in Phase IIb clinical trials in the U.S. for the treatment of newly emerged multi-drug resistant HIV, and for the induction of cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktails.

Our proprietary drug technology utilizes specifically configured ribonucleic acid (RNA) and is protected by more than 350 patents worldwide, with over 80 additional patent applications pending to provide further proprietary protection in various international markets. Certain patents apply to the use of Ampligen alone and certain patents apply to the use of Ampligen in combination with certain other drugs. Some composition of matter patents pertain to other new medications which have a similar mechanism of action.

The U.S. Food and Drug Administration has granted us "orphan drug status" for our nucleic acid-derived therapeutics for ME/CFS, HIV, and renal cell carcinoma and malignant melanoma. Orphan drug status grants the Company protection against competition for a period of seven years following Food and Drug Administration ("FDA")approval, as well as certain federal tax incentives, and other regulatory benefits.

We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining tight control over the entire process through an elaborate "systems" management approach.

We employ 44 persons, 27 of whom are engaged in research and development, preclinical development, manufacturing, and regulatory affairs, and 17 of whom perform administrative, financial, and investor relations functions. A portion of the Company's research and development is provided for under contract with scientists and technicians who are not employed by Hemispherx but who are employed by academic institutions. The Company also draws upon the expertise of outside, part-time consultants from time to time. The Company conducts its programs in many regions of the globe (North America, Europe, Southern Hemisphere) which provides it a wide range of potential commercial opportunities.

We expect to continue our research and clinical efforts for the next several years with some financial benefit accruing as a result of certain revenues expected from various cost recovery treatment programs using Ampligen to treat ME/CFS, notably in Canada, Europe and the United States. However, we may continue to incur losses over the next several years due to clinical costs incurred in the continued development of Ampligen for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Europe, Canada and in the United States. We are also pursuing similar programs in other countries, especially within the European Union, where resources have been expanded with respect to pursuing regulatory approvals.

We have three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which are incorporated in Delaware. Our foreign subsidiaries include Hemispherx BioPharma Europe, N.V./S.A. which was established in Belgium in 1998 and Hemispherx Biopharma Europe, S.A. which was established in Luxembourg during 2002. Our principal executive offices are located at One Penn Center, 1617 JFK Boulevard, Philadelphia, Pennsylvania 19103, and its telephone number is (215) 988-0080.

Nucleic Acid Compounds

Nucleic acid compounds represent a potential new class of pharmaceutical products that are designed to act at the molecular level for treatment of human diseases. There are two forms of nucleic acids, DNA and RNA. DNA is a group of naturally occurring molecules found in chromosomes, the cell's genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell's behavior and which regulate the action of groups of cells, including the cells which comprise the body's immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against virus and tumors. The Company's drug technology utilizes specially-configured RNA. Our double-stranded RNA drug product, trademarked Ampligen, which is administered intravenously, is (or has been) in human clinical development for various disease indications, including treatment for ME/CFS, HIV, renal cell carcinoma and malignant melanoma.

Based on the result of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum anti-viral and anti-cancer properties. Over 500 patients have received Ampligen in clinical trials authorized by the FDA at over twenty clinical trial sites across the U.S., representing the administration of more than 41,000 doses of this drug.

Other Product Development

In addition to developing Ampligen we are in the early pre-clinical stages of developing OragenT drugs, a nucleic acid technology related to Ampligen. OragenT drugs are low molecular weight RNA compounds which we believe by virtue of their small size, have the potential for becoming oral, broad-spectrum treatments for various viral diseases such as HIV infection and chronic HBV infection. The technology for these products has been developed in part by us and has also been developed in part by Temple University, which has licensed to the Company certain technology for commercial use on an exclusive basis, subject to certain limited exceptions.

Results from in vitro studies conducted in collaboration with the National Institute of Allergy and Infectious Diseases indicate that OragenT products may inhibit HBV infection, and in vitro studies conducted in collaboration with the National Cancer Institute and the University of Mainz, Germany, indicate that OragenT products may inhibit HIV infections. One compound, OragenT 0004, has shown inhibition of HBV multiplication in vitro and another, OragenT 0044, has demonstrated activity against HIV in vitro studies. These two OragenT compounds have been produced in quantities, which we believe, are sufficient to perform initial animal toxicology testing. There has been no human clinical testing of OragenT products to date. There can be no assurance that human clinical testing, if initiated, will yield results consistent with those achieved in in vitro or animal testing. Clinical trials may be carried out beginning mid to late 2003.

We believe OragenT drugs may work at a somewhat different stage of the anti-viral and anti-cancer response chain from Ampligen and therefore may be useful where the activity of Ampligen might be limited.

PolyadenurT is the trademark name of Poly A/poly U RNA developed and tested independently of Hemispherx by the laboratories of BEAUFOUR, a French corporation. BEAUFOUR conducted Phase II/III trials in 1996-1998 on approximately 100 Hepatitis B patients using PolyadenurT in conjunction with Interferonr. The results of this study as compared with the use of Interferonr alone were promising. The use of Poly A / poly U to treat Hepatitis B is covered by our U.S. patents which has been confirmed recently by the European Patent Application Review Board. The commercial strategy to follow is still to be finalized as Ampligen might give results in Hepatitis B similar to those obtained with

Polyadenur based on comparable mechanisms and molecular structures.

MYALGIC ENCEPHALOMYELITIS/CHRONIC FATIGUE SYNDROME (ME/CFS) ME/CFS is a debilitating disease that is difficult to diagnose and for which, at present, there is no cure. People suffering from this illness experience, among other symptoms, a constant tiredness, recurring dull headaches, joint and muscle aches, a feeling of feverishness and chills low grade fever, depression, difficulty in concentrating on tasks, and tender lymph glands. With progression of the disease they can become bed-ridden, lose their jobs and become dependent upon the state for support and medical care.

ME/CFS has been given official recognition by the U.S. Social Security Administration, and some European nations, rendering CFS/ME patients eligible for disability benefits and heightening awareness of this debilitating disease in the medical community. Further scientific publication by independent academicians on the accurate laboratory diagnosis of CFS/ME appeared in a peer-reviewed journal (American Journal of Medicine) in February 2000. The U.S. Centers of Disease Control ("CDC") reconfirmed its research commitment to ME/CFS following an audit by the U.S. Government Accounting Office ("GAO") which was announced July 28, 1999.

Estimates of ME/CFS patient numbers in the Unites States range from a low of 500,000 (1995-Centers for Disease
Control, Atlanta, GA) to high of 1,000,000 (1999-DePaul
University study). Estimates of patient numbers in Europe range from 600,000 to 2,200,000 as reported in the British
Medical Journal in January 2000. It is believed worldwide patient total may be as high as ten million.

At least two-thirds of the people with ME/CFS are women; Most people with ME/CFS relate the onset of the illness to a particular infection, one that they might have had before without such long-lasting consequences. These infections, which at first do not seem severe, most often include respiratory or gastrointestinal illness, flu-like disease, bronchitis, sore throats, colds or diarrhea, mononulceosis, hepatitis or jaundice. Most people recover completely from these illnesses, but a small percentage are left feeling extremely weak, tired and depressed, long after the main symptoms of the infections have vanished, and if these fatique-related symptoms persist for more than six months the person may have ME/CFS.

In addition to the role that an acute infection may play in triggering ME/CFS, many patients report that the onset of the syndrome occurs at a time of great stress, such as a divorce, job change, moving, or a death in the family. These traumatic events seem to predate ME/CFS by a matter of weeks or a few months. Several studies, including some dating back to the 1950s, show a correlation between stress and reduced ability to recover from illness. Other studies show that people under stress may be more susceptible to infection.

In 1989, we received FDA authorization to conduct a Phase I/II study of Ampligen for ME/CFS. In 1991, we completed a 24-week, 92 patient, randomized, placebo-controlled, double-blinded, multi-center trial of Ampligen for treating patients with ME/CFS. The results, published in a peer review journal in 1994, suggested enhanced physical performance, greater cognitive functions and improved ability to perform daily living activities. Patients required reduced hospitalization and medical care, while suffering little or no significant adverse side effects. The FDA raised certain issues with respect to this clinical trial which required further study. These issues were reviewed and satisfactorily resolved.

In February 1993, Hemispherx presented results of its Phase II study of Ampligen for ME/CFS to a FDA Advisory Committee and these results were published in early 1994 in Clinical Infectious Diseases, a peer reviewed medical journal which emphasizes the understanding and potential treatment of infectious diseases. The results suggested that patients on Ampligen, in contrast to those receiving a placebo, showed significant improvement in physical capacity as determined by performance on treadmill testing. The Ampligen treated patient group also required less pain medication than did the placebo group.

In December 1993, when it was believed that fewer than 200,000 individuals in the U.S. were afflicted with Chronic Fatique Syndrom,Ampligen was designated as an Orphan Drug by the FDA for the treatment of Chronic Fatique Syndrome. Under the Orphan Drug Act, the FDA may designate drug products as orphan drugs if they are intended to treat a rare disease or condition, which is defined as a disease or condition that affects less than 200,000 person in the U.S., or if there is no reasonable expectation of recovery of the costs of research and development from sales in the U.S. A drug retains its designation as an Orphan Drug even though, as is the case with Chronic Fatique Syndrome, it is subsequently determined that more than 200,000 individuals are afflicted with the disease or condition.

In 1998, we were authorized by the FDA to initiate a Phase
III multicenter, placebo-controlled, randomized, double blind clinical trial to treat 230 patients with ME/CFS in the U.S.

The objective of this Phase III, clinical study, deemed as Amp 516, is to evaluate the safety and efficacy of Ampligen as a treatment for ME/CFS. As of February 2002 we have engaged the services of eleven (11) clinical investigators at Medical Centers in California, New Jersey, Florida, North Carolina, Wisconsin, Nevada, Illinois and Connecticut. These clinical investigators are medical doctors with special knowledge of ME/CFS who have recruited, prescreened and enrolled ME/CFS patients for inclusion in the Phase III Amp 516 ME/CFS clinical trial. This clinical trial now has over 200 ME/CFS patients participating. The patients complete a stage I, forty week, double-blind, randomized, placebo-controlled portion of the clinical trial and then move into the stage II or the open label treatment portion of the clinical trial. To date there have been no serious adverse events reported related to the study medication. Additional ME/CFS patients are being recruited by the clinical investigators. We expect to have in excess of the full enrollment within the next several months, in order to compensate for potential patient "drop outs", ie; patients that discontinue the program prematurely for various reasons.

HIV/AIDS

About fifteen antiviral drugs are currently approved by the FDA for the treatment of HIV infection. All target the specific HIV enzymes, reverse transcriptase (RT) and protease. The use of various combinations of three or more of these drugs is often referred to as Highly Active Anti-Retroviral Therapy ("HAART"). HAART involves the utilization of several antiretrovirals with different mechanism of actions to decrease viral loads in HIV-infected patients. The goal of these combination treatments is to reduce the amount of HIV in the body ("viral load") as to low as possible. Treatments include different classes of drugs, but they all work by stopping parts of the virus so the virus cannot produce more of itself. Experience has shown that using combinations of drugs from different classes is a more effective strategy than using only one or two drugs. HAART has provided dramatic decreases in morbidity and mortality of HIV infection. Reduction of the viral load to undetectable levels in patients with wild type virus (i.e., non-drug-resistant virus)is routinely possible with the appropriate application of HAART. HIV mainly infects important immune system cells called CD4 cells After HIV has infected a CD4 cell, the CD4 cell becomes damaged and is eventually destroyed. Fewer CD4 cells means more damage to the immune system and, ultimately, results in AIDS. Originally, reduction of HIV loads was seen as possibly allowing the reconstitution of the immune system and led to early speculation that HIV might be eliminated by HAART.

Subsequent experience has provided a more realistic view of HAART and the realization that chronic HIV suppression using HAART, as currently practiced, would require treatment for life with resulting significant cumulative toxicities. There is no question that the various reverse transcriptase and protease inhibitor drug that go into HAART have profoundly reduced the morbidity and mortality connected with HIV; however there has been a significant cost due to drug toxicity. It is estimated that 50% of HIV deaths are from the toxicity of the drugs in HAART. Current estimates suggest that it would require as many as 60 years of HAART for elimination of HIV in the infected patient. Thus the toxicity of HAART drugs and the enormous cost of treatment makes this goal impractical.

Although more potent second generation drugs are under development that target the RT and protease genes as well as new HIV targets, the problem of drug toxicities, the complex interactions between these drug classes, and the likelihood of life-long therapy will remain a serious drawback to their usage.

Failure of antiretroviral therapies over time and the demonstration of resistance have stimulated intensive searches for appropriate combinations of agents, or sequential use of different agents, that act at the same or different viral targets. This situation has created interest in our technology which operates by a different mechanism.

The new concept of Strategic Therapeutic Interruption ("STI") of HAART provides a unique opportunity to minimize the current deficiencies of HAART while retaining the superb HIV suppression capacities of HAART. STI is the cessation of HAART until HIV again becomes detectable (i.e.,rebounds) followed by resumption of HAART with subsequent suppression of HIV. By re-institution of HAART, HIV is suppressed before it can inflict damage to the immune system of the patient. Based on recent publications in the peer reviewed medical literature, it is expected that in just 30 days after stopping HAART approximately 80% to 90%, of the patients will suffer a relapse evidencing detectable levels of HIV. The Company believes that Ampligen combined with the STI (strategic treatment interruption) approach may offer a unique opportunity to retain HAART's superb ability to suppress HIV while potentially minimizing its deficiencies. All present approved drugs block certain steps in the life cycles of HIV. None of these drugs address the immune system, as Ampligen potentially does, although HIV is an immune-based disease.

By using Ampligen in combination with STI of HAART, we will undertake to boost the patients' own immune system's response to help them control their HIV when they are off of HAART. The Company's minimum expectation is that Ampligen has potential to lengthen the HAART-free time interval with a resultant decrease in HAART-induced toxicities. The ultimate potential, which of course requires full clinical testing to accept or reject, is that Ampligen may potentiate STI of HAART to the point that the cell mediated immune system will be sufficient to eliminate requirement for HAART. We plan to present the initial clinical result of using our technology at several international AIDS scientific forums in 2002.

Our newly initiated AMP 720 HIV Clinical Trial is being conducted with individuals infected with HIV who are responding well to HAART at the moment. Patients in this study are required to meet minimum immune system requirements of CD4 cell levels greater than 400, maximum HIV infection levels of less that 50 copies/ml, and a HAART regimen containing at least one anti-viral drug showing therapeutic synergy with Ampligen based on recently reported ex vivo studies in peer-reviewed scientific journals. All patients are chronically HIV infected and will have been receiving the indicated HAART regimen prior to starting the STI. The trial applies strategic treatment interruption of HAART based on the hypothesis that careful management of HIV rebound following STI may have potential to result in the development of protective immune responses to HIV in order to achieve control of HIV replication. The Company believes that the addition of Ampligen, with its potential immunomodulatory properties, may reasonably achieve this outcome. Half of the participants in the trial are given 400 mg of Ampligen twice a week and once they start the STI will remain off of HAART until such time as their HIV rebounds. The other half of the participants (the control group) are on STI, but they are given no Ampligen during the "control" portion of the clinical test.

The targeted enrollment in the AMP 720 Clinical Trial is 120 HIV-infected persons who meet the criteria. We expect to have 60 people on STI with Ampligen and 60 people on STI without Ampligen. The Company expects enrollment in this clinical trial to accelerate as we recruit more investigators and based on the analysis and presentation of interim results on March 18, 2002 in Prague, Czech Republic. The length of this stage of the trial and other studies will be determined by an analysis of the interim results.

HEPATITUS C VIRUS (HCV)

We currently have a research and development arrangement with the California Institute of Molecular Medicine ("CIMM") to collaborate and fund the replication of human Kupffer's cells obtained from HCV infected patients. This proprietary CIMM approach involves the in vitro growth of hepatic macrophages (called Kupffer's cells) from the failing liver of a patient and reinfusion of the in vitro grown Kupffer's liver cells into the same patient. This would not raise the question of immunological incompatibility. Testing by CIMM indicates that their process of Kupffers's cell application in vitro is reproducible (>95% efficacy) from individual patients. CIMM is also developing a process for maintaining and propagating Kuffer's cells reproducibly in defined cell cultures from fine needle liver aspirates from living human volunteers with potential as patients with failing liver due to a variety of etiologies.

In January, 2001 CIMM filed a notice of Invention with the U.S. patent office. This notice is titled "Replication of Human Kupffer's cell obtained from HCV infected patients by Fine Needle Biopsy Technique". This method can potentially salvage critically needed liver function without major surgery or aggressive medical intervention.

The immediate and potential market for the Kupffer's maintenance and propagation techniques will be the 14,000 people in the U.S. actively seeking a liver transplant. Additional thousands are progressing towards a failing liver and will soon need transplantation or a successful alternative method to restore function. Several hundred thousand who have alcoholic cirrhosis may also benefit from the proprietary process. Medical costs of a liver transplant are approximately $300,000 and are far beyond the financial reserves of most families. Reimbursement of these costs by Health Insurance carriers is problematic at best.

We are also evaluating potential novel clinical programs which would involve using Ampligen to treat both HCV and HIV when they coexist in the same patient. We expect to commence these studies in late 2002 in collaboration with one or more prospective corporate partners.

We have a 30% equity position in CIMM, which is located in California and recently opened a new state-of-the-art research laboratory in Ventura, California.

EUROPEAN OPERATIONS

Our European subsidiary was formed and the office opened to prepare for the introduction of Hemispherx products and to accelerate market penetration into the European market once full approval is obtained from the European Medicine Evaluation. Agency ("EMEA"). The EMEA is the equivalent of the United States Food and Drug Administration Agency (FDA).

From a regulatory point of view the member countries of the European Economic Union (EEU) represent a common market under the jurisdiction of the EMEA. However, from a practical point of view, every country is different regarding developing relations with the medical community, patient associations and obtaining reimbursement for treatment from the equivalent of Social Security Agencies and insurance carriers.

Recognizing this, our European operation has devoted its near term efforts to five specific targets and programs in the European Union.

1) Increasing awareness of ME/CFS among physicians and related educational groups

Our European operation has assisted the growth of a number of patient/physician educational associations. The French association has grown from 10 members in the year 2000 to 800 currently. Every major country now has an active educational association with substantial numbers of members who regularly meet and "network". These programs have been modeled on the successful experience in the U.S. of conducting twice a year meetings on ME/CFS with Health and Human Services, FDA, NIH and Centers for Disease Control.

The scientific media appear to have become aware of the impact of the disease and as a result a number of television shows in several countries, as well as numerous written articles, have featured the disease and its negative impact on society. As a result of these efforts, a textbook on ME/CFS by a highly respected academic author will be published in the first quarter, 2002.

Our medical staff has submitted technical papers and held follow up meetings with numerous government officials in a number of countries, all designed to heighten awareness of the ME/CFS disease.


2) Contacts and activities with Regulatory Agencies

Our European operation maintains regular contact with the EMEA, keeping the agency aware of its activities, as well as the health ministries in numerous countries in the European Union. In early 2001,our application for "orphan" drug status for the use of Ampligen in ME/CFS was rejected because the Board found that the prevalence of ME/CFS was significantly above the 5 person per 10,000 limit required to grant orphan drug status in the European Union. Our medical staff is preparing an "orphan" drug application for the use of

Ampligen in connection with treating a specific category of HIV patients in the European Union.

In addition, we are exploring various ways to accelerate the commercial availability of Ampligen in the various nations of the EU.

3) The Expanded Access Treatment Program in ME/CFS with Cost
Recovery

ME/CFS patients are being treated with Ampligen in the United Kingdom, Austria and Belgium under existing regulatory procedures in these countries which allow the therapeutic use of an experimental drug under certain conditions. These procedures allow us to recover the cost of Ampligen used as well as to collect in addition clinical data. Corresponding procedures are being developed in several other countries at the request of locally based physicians.

4) HIV/AIDS Trials

Our European operation is in the process of implementing clinical trials in Europe for the use of Ampligen in the treatment of HIV/AIDS on the basis of the new U.S. Protocols involving the use of the drug either in combination with "cocktail" therapies or as part of a strategic interruption of the "cocktail" therapies. We plan to present these innovative programs at various European scientific conferences in 2002.

5) Distribution, Pharma-Economics and Planning

The European staff is working toward:

a) Securing a pan-European delivery system for Ampligen from a good manufacturing practice ("GMP") warehouse system and, a network of approved Clinical treatment
Centers throughout the European Union for the necessary intravenous infusion of Ampligen.

b) Reviewing the applicable regulations and procedures in each EU country with respect to requirements for medical care reimbursement and/or medical insurance coverage.

c) Preparing a pharma-economic study which documents the cost of Ampligen drug therapy as compared to the cost of other existing medical treatment programs used in treating ME/CFS.

d) Developing a long term strategic plan for the marketing and distribution of Ampligen in the European Union, if approved by EMEA.

The Efforts of our European Operation has started to produce results. In March, 2002 our European subsidiary, Hemispherx
Biopharma Europe S.A. ("Hemispherx S.A.") entered into a
Sales and distribution Agreement ("Agreement") with a

European Entity. Pursuant to the terms of the Agreement the European entity has been granted the ("Exclusive Right") in Spain, Portugal and Andorra to market Ampligen for the treatment of myalgic encephalitis/chronic fatigue syndrome ("ME/CFS"). In exchange for the Exclusive Right, the European entity is to pay to Hemispherx S.A. a current fee of 625,000 Euros, a fee of 1,000,000 Euros after FDA approval of Ampligen for the treatment of ME/CFS and a fee of 1,000,000 Euros after issuance in Spain of final marketing authorization for Ampligen for the treatment of ME/CFS. Additionally, this entity is to currently purchase from Hemispherx S.A. 1,000,000 Euros of its seven percent (7%) convertible bonds due September 30, 2003.

OTHER ANTIVIRAL/ IMMUNOLOGIC TREATMENTS

After the terrorist acts of September 11, 2001 and the resultant International concern for BIO-TERRORISM (including Smallpox), we filed a regulatory application with the FDA for permission to conduct a clinical trial, in the event of Smallpox dissemination, using Ampligen therapy as a treatment. This proposed study was based on an earlier peer renewed laboratory study from Yale University in Partnership with the U.S. Military Command at Fort Detrick. This is the U.S. Biological warfare Specialty Research Center. The result of this study indicated Ampligen to be promising in a laboratory model of smallpox.

During the thirty day review period of our Clinical application by the FDA, We became aware of a new ongoing laboratory study of Ampligen in smallpox in Belgium. The results of this study should to be available in the Spring of 2002. As such, we withdrew our FDA application for the time being in order to review the result of the Belgium study and incorporate such data into our Clinical study design and protocol before resubmission.

COMPETITION

There are several publicly held companies that place emphasis on nucleic acid technology such as ours.

These companies and their competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments will offer competition to our products. Furthermore, many of our competitors have significantly greater experience than we in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, EMEA Health Protection Branch ("HPB") and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA EMEA and HPB product approvals more rapidly than we. If any of our products receive regulatory approvals and we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience. Our competitors may possess or obtain patent protection or other intellectual property rights that prevent, limit or otherwise adversely affect our ability to develop or exploit our products.

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

GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of our proposed products and our ongoing research and product development activities.
Ampligen and the products of the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, human new drug products for human are subject to rigorous preclinical and clinical testing as a condition of clearances by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has required and will continue to require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue. We have received orphan drug designation for certain therapeutic indications which might, under certain conditions, accelerate the process of drug commercialization.

A "Fast-Track" designation by the FDA, while not affecting any clinical development time per se, has the potential effect of reducing the regulatory review time by 50 percent (50%) from the time that a commercial drug application is actually submitted for final regulatory review. As of December 31, 2001, we have not received a Fast-Track designation for any of our potential therapeutic indications although we have received "Orphan Drug Designation" for both ME/CFS and HIV/AIDS in the United States. We will continue to present data from time to time in support of obtaining accelerated review. We have not yet submitted any New Drug Application (NDA) for Ampligen or any other drug to a North American regulatory authority. There are no assurances that such designation will be granted, or if granted, there are no assurances that such designation will materially increase the prospect of a successful commercial application. In 2000 we submitted an emergency treatment protocol for clinically-resistant HIV patients which was withdrawn by us during the statutory 30 day regulatory review period in favor of a set of individual physician-generated applications. There are no assurances that authorizations to commence such treatments will be granted by any regulatory authority or that the resultant treatments, if any, will support drug efficacy and safety. In 2001, we did receive FDA authorization for two separate Phase IIb HIV treatment protocols in which the Company's drug is combined with certain presently available antiretroviral agents.

We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We believe that our Rockville, Maryland manufacturing and quality assurance/control facility is in substantial compliance with all material regulations applicable to these activities as advanced by European Union Inspections team which conducted detailed audits in year 2000. However, we cannot give assurances that facilities owned and operated by third parties, that are utilized in the manufacture of our products, are in substantial compliance, or if presently in substantial compliance, will remain so. These third party facilities include manufacturing operations in San Juan, Puerto Rico; Capetown, South Africa; Columbia, Maryland; Melbourne, Australia; and potential expansion within the United States to new and larger facilities in 2002.

RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS

In 1994, we entered into a licensing agreement with Bioclones (Property) limited ("Bioclones") for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen and Oragen?.
Bioclones is to pursue regulatory approval in the areas of its franchise and is required to conduct Hepatitis clinical trials, based on international GMP and GLP standards.

Bioclones has been given the first right of refusal, subject to pricing, to manufacture at least one-third of the worldwide sales requirement of Ampligen and other nucleic acid-derived drugs. Pursuant to this arrangement, we received 1)access to worldwide markets 2)commercial-scale manufacturing resources, 3)a $3 million cash payment in 1995 from Bioclones,4) a 24.9% ownership in Ribotech, Ltd. a company set up by Bioclones to develop and manufacture RNA drug compounds, and 5) royalties of 8% on Bioclones nucleic acid-derived drug sales in the licensed territories. We regularly conduct quality control audits of the the Ribothech manufacturing facility.

In the United States, we entered into a strategic alliance with Gentiva Health Services (formerly known as Olsten Health Care Services) to develop certain marketing and distribution capacity for Ampligen to patients suffering from ME/CFS, both in the cost recovery treatment program as well as the home infusion market upon commercialization. Gentiva is one of the nation's largest home health care companies with over 400 offices and sixty thousand caregivers nationwide. Pursuant to the agreement, Gentiva will be responsible for marketing, distribution, billing and collecting. Through this arrangement, Hemispherx mitigates the necessity of incurring significant up-front marketing and distribution costs. Gentiva also works with us in connection with the Amp 516 ME/CFS PHASE III and the Amp719 and Amp720 HIV Phase IIb clinical trials now under way. There can be no assurances that this alliance will develop a significant commercial position in any of its targeted chronic disease markets.

We have acquired a series of patents on Oragen?, potentially an oral broad spectrum antiviral, Immunological enhancers through a licensing agreement with Temple University. We were granted an exclusive worldwide license from Temple for the Oragen? products. Pursuant to the arrangement, we are obligated to pay royalties of 2% to 4% on sales of Oragen?, depending on how much technological assistance is required of Temple. We currently pay minimum royalties of $30,000 per year to Temple. These compounds have been evaluated in various academic and government laboratories for application to Chronic viral and immunological disorders.

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

In May 2000, we acquired an interest in Chronix Biomedical Corp. ("CHRONIX"). Chronix focused upon the development of diagnostics for chronic diseases. 100,000 shares of common stock were issued from the treasury to Chronix toward a total equity investment of $700,000. Pursuant to a strategic alliance agreement, we provided Chronix with $250,000 to conduct research in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as ME/CFS. The strategic alliance agreement provides us certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed from this research.

In April, 1999 we acquired a 30% equity position in the California Institute of Molecular Medicine ("CIMM") for $750,000 and entered into a research and development arrangement. CIMM'S research is focused on developing therapies for use in treating patients affected by Hepatitis C ("HCV"). We use the equity method of accounting with respect to this investment. During the fourth quarter of 2001 we recorded a non-cash charge of $485,000 with respect to our investment in CIMM. This is a result of our determination that CIMM's operations have not yet evolved to the point where the full carrying value of our investment could be supported pursuant to the guidelines of the Accounting Standards Board Opinion No. 18. The amount represents the unamortized balance of goodwill included as part of our investment. This charge is reflected in the Consolidated Statements of Operations under the caption "Equity loss in unconsolidared affiliates." This is not an indication that CIMM will not be successful in its current financing efforts nor does it hinder our belief that once adequate funding is realized, CIMM will succeed in their efforts to advance therapeutic treatment of HCV.


HUMAN RESOURCES

As of February 22, 2002 we had 48 employees consisting of 23 full time, 3 part-time employees and 22 regulatory/research medical personnel on a part-time basis. Such parties are paid on a per diem or monthly basis. 27 personnel are engaged in our research, development, clinical, manufacturing effort, including 5 individuals in Europe. Fourteen (14) of our personnel perform regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We consider our relationship with our employees to be good and believe that this arrangement provides the most efficient approach to drug development at this point in time. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that the Company will be able to attract or retain the necessary qualified employees and/or consultants in the future.

FINANCING

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market and to establish commercial-scale production and marketing capabilities. During our last three fiscal years, we have directly spent approximately $16,653,000 in research and development, of which approximately $5,780,000 was expended in the year ended December 31, 2001. These direct costs do not include the overhead and administrative costs necessary to support the research and development effort.

At the present time, we are funding our European subsidiary from our cash flows. Proceeds to be received from the recently executed licensing agreement with a European entity and income from European expansion access programs (cost recovery) should provide substantial funds to offset the costs of our European operations for the near term. Our presence in Europe allows us the opportunity to form strategic alliances and licensing agreements with European Businesses. These alliances could provide access to additional funding and world class scientists and physicians.

Our European subsidiary has an exclusive license on all the technology and support from us concerning Ampligen for the use of ME/CFS and other applications for all countries of the European Union (excluding the UK where Bioclones has a marketing license) and Norway, Switzerland, Hungary, Poland, the Balkans, Russia, Ukraine, Romania, Bulgaria, Slovakia, Turkey, Iceland and Liechtenstein.

As of December 31, 2001, we had approximately $8,417,000 in cash and short term investments. Based on our current operating plan, we expect that these funds and anticipated receipt of revenues from the cost recovery treatment protocols and interest income on unused funds will be sufficient to meet our operating requirements into the second quarter of 2003. In addition, we may receive proceeds in the form of equity from the exercise of shareholder warrants. For the fiscal year 2001, the Company received $8,075,000 in equity from shareholders exercising warrants. The amount of additional funding required, if any, will depend on the timing of regulatory approval and commercialization of Ampligen .

Accordingly, we may raise substantial additional funds through additional equity or debt financing, collaborative arrangements with corporate partners, lease financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing our products. If adequate funds are not available from operations and if we were not able to secure additional sources of financing on acceptable terms, we would be materially adversely affected in our commercialization process.

Risk Factors

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Annual Report. Among the key factors that have a direct bearing on our results of operations are:

No assurance of successful product development of Ampligen.

	The development of Ampligen and our other products is subject to a number of significant risks. Ampligen may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Our products are in various stages of clinical and pre-clinical development and, require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, or if ever, Ampligen or our other products will be generally available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale, although the regulatory approval possibility improve when most drugs reach Phase III Human trial status.


Our drug and related technologies are investigational and subject to regulatory approval

All of our drugs and associate technologies are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. Our principal development efforts are currently focused on Ampligen, which has not been approved for commercial use. Ampligen and other proposed products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the Food and Drug
Administration in the U.S., the Health Protection Branch of
Canada, and the European Medicines Evaluation Agency in
Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen or any other proposed product and receive product revenues or royalties. We cannot assure you that the drug will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries in a timely fashion or at all, or that we will complete these clinical trials. If Ampligen or one of our other proposed products does not receive regulatory approval in the U.S. or elsewhere, our operations will be materially adversely effected.


We may continue to incur substantial losses and our future profitability is uncertain

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our Clinical trial effort and expanded our efforts in Europe. As of December 31, 2001 our accumulated deficit was approximately
$91,649,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitability.

Additional financing requirements.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market.
Based on our current operating plan, we anticipate receipt of limited revenues and proceeds from the sale of Ampligen under the Cost Recovery Treatment Clinical Programs and holders of non-public warrants exercising warrants from time to time. We believe these proceeds and the cash on hand will be sufficient to meet our capital requirements for the near future. The Company may need to raise substantial additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products. There can be no assurances that our non-public Warrants will be exercised or that we will raise any proceeds from possible equity financing, which may have a material effect on our ability to develop our products.

No regulatory agency has approved the full commercial sale of any of the our products.

We cannot assure you that Ampligen or any of our other products being developed will ultimately be demonstrated to be safe or efficacious. While Ampligen is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States, or in other countries in a timely fashion or at all or that we will complete these clinical trials. If Ampligen or one of our other products does not receive regulatory approval in the United States or elsewhere, our operations will be significantly affected.

We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

We need to acquire enforceable patents covering the use of Ampligen and other products for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen for such disease. Our success depends, in large part, on our ability to obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. We have been issued certain patents including those on the use of Ampligen and Ampligen in combination with certain other drugs for the treatment of HIV. We have also been issued patents on the use of Ampligen in combination with certain other drugs for the treatment of chronic hepatitis B virus, chronic hepatitis C virus, and a patent which affords protection on the use of Ampligen in patients with chronic fatigue syndrome. We have not been issued any patents in the United States for the use of Ampligen as a sole treatment for any of the cancers which we have sought to target. We cannot assure you that any of these applications will be approved or that our competitors will not seek and obtain patents regarding the use of Ampligen in combination with various other agents, for a particular target indication prior to us. If we cannot protect our patents covering the use of Ampligen for a particular disease, or obtain additional pending patents, we may not be able to successfully market Ampligen.


The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves complex legal and factual questions.

To date, no consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents. There can be no assurance that patent applications relating to our products or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology. It is generally anticipated that there may be significant litigation in the industry regarding patent and intellectual property rights.
Such litigation could requires substantial resources from us. No assurance can be made that our patents will provide competitive advantages for our products or will not be successfully challenged by competitors. No assurance can be given that patents do not exist or could not be filed which would have a materially adverse effect on our ability to market our products or to obtain or maintain any competitive position the we may achieve with respect to our products. Our patents also may not prevent others from developing competitive products using a different technology.

There can be no assurance that we will have the financial resources necessary to enforce patent rights we may hold.

If we cannot enforce the patent rights we currently hold we may be required to obtain licenses from others to develop, manufacture or market our products. There can be no assurance that we would be able to obtain any such licenses on commercially reasonable terms, if at all. We currently license certain proprietary information from third parties, some of which may have been developed with government grants under circumstances where the government maintained certain rights with respect to the proprietary information developed. No assurances can be given that such third parties will adequately enforce any rights they may have or that the rights, if any, retained by the government will not adversely affect the value of our license. Certain of our know-how and technology is not fully patentable, particularly the procedures for the manufacture of our Ampligen drug product which are carried out according to standard operating procedure manuals.

We may not be profitable unless we can produce Ampligen in commercial quantities at costs acceptable to us.

We have never produced Ampligen or any other products in large commercial quantities. Ampligen is currently produced only for use in clinical trials. We must manufacture our products in compliance with regulatory requirements in commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities.
We are dependent upon certain third party supplies for key components of the eproposed products and for substantially all of the production process. If we cannot manufacture commercial quantities of Ampligen or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.

If our distributors do not market our product successfully, we may notgenerate significant revenues or become profitable.

    We have limited marketing and sales capability.
Accordingly we may need to enter into marketing agreements and third party distribution agreements for our products in order to generate significant revenues and become profitable. To the extent that we enter into co-marketing or other licensing arrangements, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our treatment IND agreement with Gentiva Health
Services offers the potential to provide significant marketing and distribution capacity in the United States while licensing and marketing agreements with certain foreign firms should provide an adequate sales force in South America, Africa, United Kingdom, Australia and New
Zealand, Canada and Austria.

     Our partners may not able to be deliver treatment and services to chronic disease patients including infusion services, home nursing and other medical services through a national network of more than 500 locations. We cannot assure that our domestic or our foreign marketing partners will be able to successfully distribute our products, or that we will be able to establish future marketing or third party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a materially adverse effect on us.


Ampligen safety profile and scientific literature.

 We believe that Ampligen has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15% of patients treated in our various studies. This reaction is occasionally accompanied by erythema, a tightness of the chest, tachycardia, anxiety, shortness of breath, subjective reports of ''feeling hot,'' sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by slowing the infusion rate. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, urticaria (swelling of the skin), bronchospasm, transient hypotension, photophobia, rash, bradycardia, transient visual disturbances, arrhythmias, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effect typically subside within several months. One or more of the potential side effects might deter usage of Ampligen in certain clinical situations and therefore, could adversely effect potential revenues and physician/patient acceptability of our product. In general the relative safety profile to date has been will tolerated given the severe Chronic diseases being targeted.

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

Substantial competition.

Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments will offer competition to our products. Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, EMEA HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA EMEA and HPB product approvals more rapidly than us. If any of our products receive regulatory approvals and we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience. Our competitors may possess or obtain patent protection or other intellectual property rights that prevent, limit or otherwise adversely affect our ability to develop or exploit our products.

Limited manufacturing experience and capacity.

Ampligen is currently produced only in limited quantities for use in our clinical trials and we are dependent upon certain third party suppliers for key components of our products. The failure to continue these arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA EMEA and HPB pertaining to Good Manufacturing Practices ("GMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

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

Our success is dependent on the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of Nucleic Acid drugs, his being co-inventor of Ampligen and his knowledge of the Company's overall activities, including patents, clinical trials, corporate relationships and relationships with various governmental regulatory agencies. The loss of Dr. Carter's services could have a material adverse effect on our operations. While we have an employment agreement with Dr. William A. Carter, and have secured key man life insurance in the amount of $2 million on the life of Dr. Carter, the loss of Dr. Carter or other key personnel, such as Dr. David Strayer or Dr. Carol Smith, or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

Litigation in Pennsylvania involving us and Manuel Asensio and Asensio & Company,Inc.

In 1998, we filed a multi-count complaint against Manuel
P. Asensio, Asensio & Company, Inc.("Asensio"). The action included claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the Asensio's false and defamatory statements. The complaint further alleges that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present. In 1999, Asensio filed an answer and counterclaim alleging that and in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about
Asensio. We denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002 resulting in a withdrawal with prejudice of the counterclaim against us. The Court's dismissal of our claims of tortuous interference and conspiracy resulted in a jury verdict disallowing the claims against the defendants for defamation and disparagement. The Court now has under consideration a motion to enter a verdict in favor of the Company against the defendants and award a new trial only on the issues of causation and damage or to award a new trial on all claims of the Company against the defendants.

In May 2000, we received notice of a claim by Asensio in the Supreme Court of the State of New York against us, our Chairman and Chief Executive Officer. William A Carter and our prior auditors in which it was alleged that we defamed them in oral and written communications made in March 2000.

The Supreme Court of the State of New York dismissed the claim against Dr. Carter in March, 2001 and dismissed the claim against us in January, 2002.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business of the extent to which any factors, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2.  Properties

We currently lease and occupy a total of approximately
18,850 square feet of laboratory and office space in two states and some office space in Paris, France. Our headquarters is located in Philadelphia, Pennsylvania consisting of a suite of offices of approximately 15,000 square feet. We also lease space of approximately 3,850 square feet in Rockville, Maryland for research of development, our pharmacy, packaging, quality assurance and quality control laboratories, as well as additional office space. Approximately 2,000 square feet are dedicated to the pharmacy, packaging, quality assurance and control functions. The Company believes that its Rockville facilities will meet its requirements, for planned clinical trials and treatment protocols, through 2002 and possibly longer after which time it may need to increase its Rockville facilities either through third parties or by building or acquiring commercial-scale facilities.

We also have a 24.9% interest in Ribotech, Ltd. located in South Africa. Ribotech was established by Bioclones to develop and operate a manufacturing facility. Manufacturing at the pilot facility commenced in 1996. We expect that Ribotech will start construction on a new commercial production facility in the future, although no assurance can be given that this will occur. The Company has no obligation to fund this construction. Our interest in Ribotech, is a result of the marketing and manufacturing agreement executed with Bioclones in 1994.

ITEM 3.  Legal Proceedings

In 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc. ("Asensio"). The action included claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the Asensio's false and defamatory statements. The complaint further alleges that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present. In 1999, Asensio filed an answer and counterclaim alleging that and in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about Asensio. The Company denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaint as amended and a trial commenced on January 30, 2002 resulting in a withdrawal with prejudice of the counterclaim against the Company, the Court's dismissal of the Company's claims of tortuous interference and conspiracy and a jury verdict disallowing the Company's claims against the defendants for defamation and disparagement. The Court now has under consideration a motion to enter a verdict in favor of the Company against the defendants and award a new trial only on the issues of causation and damage or to award a new trial on all claims of the Company against the defendants.

In May 2000, we received notice of a claim by Asensio in the Supreme Court of the State of New York against us, our Chairman and Chief Executive Officer, and our prior auditors in which it was alleged that we defamed them in oral and written communications made in March 2000. The Supreme Court of the State of New York dismissed the claim against Dr. Carter in March 2001 and dismissed the claim against the Company in January 2002.

Cook Imaging Corp. ("Cook") commenced action against us in March 2000, in the United States District Court for the
Eastern District of Pennsylvania. From approximately 1997 through 1999, Cook manufactured the drug Ampligen (as well as Ampligen placebo) for us. Cook sued for in excess of $300,000 in unpaid invoices, including interest, related to four Ampligen batches manufactured by Cook and delivered to us in 1999. These shipmenst were recorded and expensed in 1999. We denied that such amounts are owed and asserted a counterclaim for failure to consistently manufacture
Ampligen in strict conformance with federal regulations known as current good manufacturing practices ("cGMP"). The court awarded Cook Imaging approximately $248,000 which reflects the amount of the unpaid invoices plus interest, less approximately $63,800 awarded the Company on its counterclaims. We paid this amount to Cook during the quarter ended June 30, 2001.


ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the year ended December 31, 2001.

                           PART II

ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

In the year 2001, we acquired 120,060 shares of common stock on the open market at an average cost of $4.66 per share. The acquisition of the shares was authorized under a stock buy-back program authorized by the board of directors.

In fiscal 2001, we issued 710,500 new shares of common stock to warrant holders exercising non-public warrants at an average exercise price of $3.23. The warrants exercised were granted by us in the period covering 1993 through 1996. In addition, we issued 1,445,400 new shares of common stock to warrant holders exercising publicly traded Class A Redeemable Warrants at $4.00 per share, and 52,198 shares in settlement of debt and stock compensation.

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

COMMON STOCK                                High       Low
                                           ------     ------
Time Period:

January 1, 2000 through March 31, 2000    $18.538     $8.625
April 1, 2000 through June 30, 2000        11.125      5.250
July 1, 2000 through September 30, 2000     7.938      7.500
October 1, 2000 through December 31, 2000   5.875      4.438

Time Period:

January 1, 2001 through March 31, 2001      5.75       3.01
April 1, 2001 through June 30, 2001         7.15       3.96
July 1, 2001 through September 30, 2001     6.85       3.89
October 1, 2001 through December 31, 2001   5.29       3.41

WARRANTS

Time Period:

January 1, 2000 through March 31, 2000      14.938     4.875
April 1, 2000 through June 30, 2000          6.750     1.750
July 1, 2000 through September 30, 2000      4.188     2.125
October 1, 2000 through December 31, 2000    3.500     0.875

Time Period:

January 1, 2001 through March 31, 2001      $2.187    $0.690
April 1, 2001 through June 30, 2001          2.740     0.750
July 1, 2001 through September 30, 2001      2.800     0.500
October 1, 2001 through December 31, 2001    0.650     0.010

As of December 31, 2001 there were approximately 300 holders of record of our Common Stock. This number was determined from records maintained by the Company's transfer agent and does not include beneficial owners of the Company's securities whose securities are held in the names of various dealers and/or clearing agencies.

Public trading of the Company Class A Redeemable warrants ceased as of November 2, 2001 as the term of the unexercised warrants expired. As of March 7 2002, our common stock was trading at $3.84 per share.

We have not paid any dividends on our Common Stock in recent years. It is management's intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

ITEM 6.  Selected Financial Data ( in thousands except for
share and per share data)
Year Ended
December 31               1997      1998        1999        2000         2001
                         ------    ------      ------      ------       ------
Statement of
Operations Data

Net revenues         $     259   $    401    $    678     $   788     $   390

Net loss                (6,107)    (7,324)    (12,298)     (8,552)     (9,083)

Basic and diluted
loss per share           (0.35)     (0.32)      (0.47)      (0.29)      (0.29)

Shares used in
computing basic and
diluted  net loss
per share.           17,275,994  22,724,913  26,380,351  29,251,846  31,433,208

Balance Sheet Data

Total Assets          $ 11,543   $ 16,327    $ 14,168    $ 13,067     $	12,035

Common Stockholders'
Equity                  10,745     15,185      12,657      11,572       10,763

Other Cash Flow Data

Cash used in
operating
activities              (4,642)    (5,751)     (6,990)    (8,074)       (7,281)

Capital expenditures       (15)      (151)        (251)     (171)           -



ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2001. This information should be read in conjunction with the Item 6 - "Selected consolidated financial data" and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K.

	Statement of Forward-Looking Information
Certain statements in the section are "forward-looking statements". You should read the information under Part I, "Special Notes Regarding Forward-Looking Statements" for more information about our presentation of forward-looking information.

	Background

We are actively engaged in various clinical efforts and market development strategies in the United States, European Union, Canada, Australia and South Africa.
Disease categories under active development include
ME/CFS, Hepatitis and HIV. We maintain offices and clinical operations in both the United States and the European Union. We have ownership interests in R.E.D.
Laboratories a European based diagnostic company  Ribotech
Ltd. a South African manufacturing entity, which produces our raw drug materials, Chronix Biomedical Corp, a U.S.
Company focusing on the development of diagnostics for Chronic diseases and California Institute of Molecular
Medicine, a U.S. Company developing the replication of human Kupffer's cells obtained from HCV infected patients.

We have reported net income only from 1985 through 1987.
Since 1987, we have incurred as expected substantial operating losses due to our conducting clinical testing.
Prior to completing an Initial Public Offering ("IPO") in
November 1995, we financed operations primarily through the private placement of equity and debt securities, equipment lease financing, interest income and revenues from licensing and royalty agreements.

Our consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its four wholly-owned subsidiaries, BioPro Corp., BioAegean
Corp., Core BioTech Corp. and Hemispherx Biopharma-Europe
N.V./S.A. The U.S. subsidiaries were incorporated in September 1994 for the purpose of developing technology for ultimate sale into certain non-pharmaceutical specialty consumer markets. The European subsidiary was formed for the purpose of serving our needs with respect to pursuing clinical trials regulatory approval and marketing in the European Union. The U.S. subsidiaries are inactive at this time. All significant intercompany balances and transactions have been eliminated in consolidation.

In 1998, we initiated a Phase III clinical study using
Ampligen to treat 230 patients affected by ME/CFS at various medical centers in the United States. ME/CFS patients that are not eligible for the Phase III clinical study may seek treatment under a ME/CFS Cost Recovery
Treatment Program that has been authorized by the FDA.
Under the cost recovery program, enrolled patients pay for the cost of Ampligen administered, which totals approximately $7,200 for a 24 week treatment program.
Patients are also treated in Belgium, the United Kingdom, Austria, and Australia under similar cost recovery programs.

We expect to continue our research and clinical efforts for the next several years with some benefit of certain revenues from our cost recovery treatment programs. These cost recovery treatment sales were approximately $390,000 in fiscal year 2001. We may continue to incur losses over the next several years due to clinical and operating costs which may be partially offset by cost recovery treatment revenues and potential licensing fees. Such losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or revenues.
Acquisition of full or conditional marketing approval in any major market would significantly affect our cash flow.
There are no assurances that such approvals will ever occur in any major pharmaceutical market.

Result of Operations
Years Ended December 31, 2001 vs. 2000

Net loss

We reported a net loss of approximately $9,083,000 for the year ended December 31, 2001 versus a net loss of approximately $8,552,000 for the year 2000. The increase in losses of $531,000 in 2001 was basically due to lower
ME/CFS Cost Recovery Treatment Revenues and Interest
Income. In addition we recorded a non-operating, non-cash charge of $485,000 with respect to our investments in unconsolidated affiliates. This amount represents the unamortized balance of Goodwill included in the investments. Overall operating expenses in 2001 were $639,000 lower than operating expenses experienced in 2000. Our loss per share was $0.29 in 2001 and 2000.

Revenues

At this time, our revenues come from our ME/CFS cost recovery treatment programs principally underway in the U.S., Canada and Europe. These clinical programs allow us to provide Ampligen therapy at our cost to severely debilitated ME/CFS patients. Under this program the patients pay for the cost of Ampligen doses infused.
These costs total approximately $7,200 for a 24 weeks treatment program. Revenues from cost recovery treatment programs totaled some $788,000 in 2000. In 2001, these revenues declined by $398,000 or 51%. We expected revenues in the U.S. to decline due to the focus of our clinical resources on conducting and completing the AMP516 ME/CFS
Phase III clinical trial as well as the start up of the AMP 719 and AMP 720 HIV clinical trials. Revenues from the
European cost recovery treatment programs were lower than expected primarily due to our European investigators spending a great deal of time in reviewing and analyzing the clinical data collected in the treatment of some 150 patients in Belgium. The clinical data collected from treating patients under the cost recovery treatment programs will augment and supplement the data collected in the U.S. Phase III ME/CFS trial.

Research and Development costs

As previously noted, our research and development is primarily directed at developing our lead product, Ampligen, as a therapy for use in treating various chronic illnesses as well as cancer. In 2000 and 2001, most of this effort was directed toward conducting and supporting clinical trials involving patients affected with ME/CFS. Our research and development direct costs were $5,780,000 in 2001 compared to $6,136,000 spent in
2000. The lower research and development costs basically reflect the net sum of less costs related to lower cost recovery treatment revenues and lower expenses related to the ME/CFS clinical trials offset by increased purchases of polymers and increased expenses relating to the HIV trials initiated in 2001. As to be expected, costs related to the cost recovery treatment programs were down approximately $275,000 due to lower revenues recorded in 2001. Also expenses relating to the ME/CFS Phase III clinical trial were down some $863,000 in 2001 versus 2000 due to fewer patients being treated in the cost-intensive segment of the program as the clinical trial nears completion. This clinical trial is a multicenter, placebo-controlled, randomized, double blind study to evaluate the efficacy and safety of treating 230 ME/CFS patients with Ampligen. As of February 2002, more than 220 patients have been enrolled. These lower costs relating to our ME/CFS programs were partially offset by an increase in polymer purchase in 2001 in the amount of $317,000 and an increase due to spending on the new HIV clinical trials now underway. The polymer purchase increase was needed to boost our on hand inventory for the production of Ampligen. The HIV clinical trials were initiated to evaluate the use of Ampligen in concert with other antiviral drugs in treating patients severely afflicted with AIDS. We expect levels of these clinical trials to continue throughout 2002. We expect research and development expenditures to be lower than those incurred during 2001

General and Administrative Expenses

Excluding stock compensation expense, general and administrative expenses were approximately $2,741,000 in 2001 versus $3,298,000 in 2000. The decrease in expense is primary due to lower professional fees in 2001. All other general and administrative expenses were slightly less than recorded in 2000. Stock compensation expenses were $671,000 or some $274,000 higher than recorded in the year
2000. The compensation reflects the imputed non-cash expense recorded to reflect the cost of warrants granted to outside parties for services rendered to the Company.

Equity Loss-Unconsolidated Affiliates

During the fourth quarter of
2001, we recorded a non-cash charge of $485,000 with respect to our investment in CIMM. This is a result of management's determination that CIMM's operations had not yet evolved to the point where our full carrying value of its investment could be supported pursuant to the guidelines of the Accounting Standards Board Opinion No.
18. The amount represents the unamortized balance of goodwill included as part of our investment.


Other Income/Expense

Interest and other income of $284,000 in 2001 was lower than the $572,000 recorded in 2000. Significantly lower interest rates on money market accounts and lower cash available for investment basically account for the difference. All funds in excess of our immediate need are invested in short term high quality securities which earned much lower interest income in 2001.

Years Ended December 31, 2000 vs. 1999

Net loss

We reported a net loss of approximately $8,552,000 for the year ended December 31, 2000 versus a net loss of approximately $12,298,000 for the same period in 1999.
Several factors contributed to the $3,746,000 reduction of net losses in 2000.

Revenues

Overall revenues from the Cost Recovery Treatment Programs in the United States, Canada and Europe increased by $110,000 in 2000 compared to 1999. Cost recovery revenues in the United States were up $ 115,000 or 29.5%. European cost recovery revenues declined by $5,000 or 18%. Our
European operation received a $97,000 research grant in 2000 from a France based pharmaceutical company.

Research and Development costs

In 2000, research and development costs increased
$1,399,000 primarily due to a major increase in patients entering the AMP 516 ME/CFS clinical trial initiated by us in 1998 and our efforts in Europe to increase the expanded
ME/CFS access program in European countries other than Belgium. By year end 2000 we had engaged the services of eleven (11) clinical investigators located throughout the United States to enroll eligible ME/CFS patients in the Amp 516 Clinical program. As of December 31, 2000 some 212 patients were involved in the clinical study. Cost incurred in producing Ampligen and other drugs for clinical studies were $919,000 in 2000 compared to $1,503,000 in 1999. The 1999 production costs reflect the build-up of drug supplies needed to support clinical trials and other research and development efforts expected in 2000 and 2001. At present, we charge all raw material and related production costs to research and development expense as incurred.

General and Administrative Expenses

General and administrative expenses were down $5,026,000 in 2000 compared to 1999. Lower stock compensation expense accounted for $4,221,000 of this decrease. This expense was $397,000 in 2000 versus $4,618,000 in 1999. Stock compensation expense is a non-cash expense that reflects the fair value of our common stock and warrants granted to non-employees of our Company for services or benefits provided. The decrease in 2000 reflects fewer warrants granted to consultants and other service providers. Legal and related expenses in 2000 were lower by $354,000 compared to 1999, primarily due to lower costs from litigation associated with the Asensio & Company lawsuit, and other legal matters. Legal expenses associated with the Company's defense of the Asensio countersuit are mostly paid by our Company's liability insurance carrier.
Expenses associated with stock transactions, the filing of registration statements and financing costs were lower by $173,000. The cost of evaluating the feasibility of the proposed spin-off of the Company's wholly owned subsidiary, Core Biotech Corp., was $124,000 in 1999 which did not occur in 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short term investments at December 31, 2001 were $7,587,000. Cash used for operating activities in 2001 was $7,281.000. Additional uses of cash included expenditures of $218,000 for patent acquisition cost, $22,000 investments in unconsolidated subsidiaries, and $560,000 to acquire
120,060 shares of our stock.

Cash proceeds from financing activities in 2001 were $7,587,000. $72,000 was received from the collection of stock subscriptions and $8,075,000 was generated from the exercise of warrants to acquire
2,155,900 shares of our stock. These amounts were partially offset by $560,000 for the repurchase of 120,060 shares of our common stock.

Our net operating cash "burn rate" for the last three months of fiscal year 2001 approximated $607,000 per month or $7,281,000 on an annualized basis. All clinical trial drug supplies produced in 2001 were fully expensed although some costs are expected to be recovered under the expanded access cost recovery programs authorized by FDA and regulatory bodies in other countries. Our operating cash "burn rate" should decline somewhat in 2002 as the AMP 516 ME/CFS clinical trial nears completion and the European market development activity increases cost recovery treatment revenues in Europe. Also, certain of the operating, as well as the non-operating cash outlays are of a one-time nature and are expected to decline.

During March 2002, Hemispherx Biopharma Europe , S.A.
(Hemispherx S.A.) was authorized to issue up to 22,000,000
Euros of seven percent (7%) convertible debentures. Such debentures will be guaranteed by the Company and will be converted into a specified number of shares pursuant to the debenture agreement. Conversion is to occur on the earlier of an initial public offering of Hemispherx S.A.
on a European stock exchange or September 30, 2003.

Hemispherx S.A. has entered into a Sales and distribution Agreement ("Agreement") with a European Entity. Pursuant to the terms of the Agreement the European entity has been granted the ("Exclusive Right") in Spain, Portugal and Andorra to market Ampligen for the treatment of myalgic encephalitis/chronic fatigue syndrome ("ME/CFS"). In exchange for the Exclusive Right, the European entity which is to pay to Hemispherx S.A. a current fee of 625,000 Euros, a fee of 1,000,000 Euros after FDA approval of Ampligen for the treatment of ME/CFS and a fee of 1,000,000 Euros after issuance in Spain of final marketing authorization for Ampligen for the treatment of ME/CFS. Additionally, this entity has agreed to purchase from Hemispherx S.A. 1,000,000 euros of Hemispherx S.A. seven percent (7%) convertible debentures due September 30, 2003.


As of December 31, 2000 we had 3,916,508 Class A
Redeemable Warrants outstanding. These warrants, issued in connection with our initial public offering the company's
IPO in 1995, were originally termed to expire on November
2, 2000. In August, 2000 the Board of Directors extended the term of the warrants until November 2, 2001. Due to the disruptive events of September 11, 2001 and related difficulties, the expiration date for exercising the Class
A Redeemable Warrants was extended to November 21, 2001.
Holders of these warrants exercised 1,445,400 at $4.00 per share during the period between December 31, 2000 and November 2, 2001. The remaining Class A Redeemable
Warrants expired on November 21, 2001. Holders of non-public warrants exercised an aggregate of 710,500 shares in 2001 at an average exercise price of $3.22 per share.

Many of the warrants exercised were granted in 1994 and 1995. Non-public warrants outstanding were 6,927,110 as of December 31, 2001 with an average exercise price of $4.77 per share.

Based on cash, cash equivalents and short term investments on hand at December 31, 2001 and projected operating cash needs, we expect to have sufficient cash on hand to fund operations through the second quarter of 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board
(FASB) finalized FASB Statements No. 141, "Business Combinations" (SFAS 141"), and No. 142, "Goodwill and other Intangible Assest" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibited the use of the poling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognized acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combination initiated after June 30, 2001 and for purchase business combination completed on or after July 1, 2001. SFAS 142 address financial accounting for acquired goodwill and other tangibles. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001. Currently, the Company has no goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations on future acquisitions.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of disposal of Long-Lived assets. The new guidance resolves significant implementation issues related to SFAS 121. "Accounting for the impairment of Long-Lived assets to be disposed of "SFAS 144 is effected for fiscal years beginning after December 21, 2001. Currently, we are assessing but have not determined how the adoption of SFAS 144 will impact our financial position and results of operations.

Critical Accounting Policies

Financial Reporting Release No. 60., which was recently released by the Securities And Exchange Commision, requires all companies to include a discussion of critical accounting policies or method used in the preparation of financial statements. Our significant accounting accounting policies are described in Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

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

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No.
121. "Accounting for Long-Lived Assets to be disposed of," requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. We assess the recoverability of fixed assets and intangibles based on undiscounted estimated future operating cash flows. If we determine that the carrying values have been impaired, the measurement and recognition of the impairment will be based on estimated future operating cash flows. During the fourth quarter of 2001, we recognized an impairment of $485,000 in connection with goodwill related to equity investments of ours. This impairment is reflected in the Consolidated Statement of Operations under the caption
"Equity Loss in Unconsolidated Affiliates." As of December
31, 2001, management believes that the remaining carrying value of long-lived assets and identifiable intangibles have not been impaired.

Patents and Trademarks

Effective October 1, 2001, the Company adopted a 17 year estimated useful life for amortization of its patent and trademark rights in order to more accurately reflect their useful life. Prior to October 1, 2001, the company was using a 10 year estimated useful life.

The adoption of the 17 life has been accounted for as a change in accounting estimate. As a result the effect on the Company was a $68,000 reduction of research and development costs in the fourth quarter of the calendar year 2001.

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight line method over the life of the assets. The Company reviews its patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash basis to support the realizability of its respective capitalized cost. In addition, management's review addresses whether each patent continues to fit into Company's strategic business plans.

Research and Developments Costs

Research and development costs are direct costs related to both future and present products and are charged to operations as incurred. The Company recognized research and development direct costs of $4,737,000, $6,136,000 and $5,780,000 in 1999, 2000 and 2001 respectively.

ITEM 7a.  Quantitative and Qualitative Market Risk

Market Risk

We had $8.4 million in cash, cash equivalents and short term investments at December 31, 2001. To the extent that our cash and cash equivalents exceed our near term funding requirements, the excess cash was invested in three (3) to six (6) month high quality financial instruments. We employ established policies and procedures to manage any risks with respect to any investment exposure.

ITEM 8.  Financial Statements and Supplementary Data

The consolidated balance sheets as of December 31, 2000 and 2001, and our consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2001, together with the reports of BDO Seidman, LLP and KPMG LLP, independent public accountants, are included elsewhere herein. Reference is made to the "Index to Financial
Statements and Financial Statement Schedule" on page F-1 which follows page 65.

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

KPMG's report on our financial statements for the fiscal year ended December 31, 1999, did not contain any adverse opinion or any disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year December 31, 1999, which was audited by KPMG, LLP, and the subsequent interim period through May 3, 2000, there were no "reportable events" as described in Items 304(a) (1)
(iv) and (v) of Regulation S-K and no disagreements between the Registrant and KPMG on any matter of accounting principles or practice, financial statement disclosure or auditing scope of procedure which, if not resolved to the satisfaction of KPMG would have caused
KPMG to make a reference to the subject matter thereof in connection with its reports.

On June 5, 2000, we engaged the services of BDO Seidman,
LLP as our   Independent Certified Public Accountants.

                         PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Registrant

The following sets forth biographical information about each of our directors and executive officers as of the date of this Agreement:

       Name                 Age      Position



William A. Carter, M.D.     64       Chairman,
                                     Chief Executive Officer,
                                     and  President
Robert E. Peterson          65       Chief Financial Officer
David R. Strayer, M.D.      55       Medical Director,
                                     Regulatory Affairs
Carol A. Smith, Ph.D.       50       Director of Manufacturing
                                     and Process Development
Josephine M. Dolhancryk     38       Treasurer,
                                     Assistant Secretary
Richard C. Piani            75       Director
William M. Mitchell, M.D.   65       Director
Ransom W. Etheridge         62       Director and Secretary


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

DAVID R. STRAYER, M.D. who served as Professor of Medicine at the Medical College of Pennsylvania and Hahnemann University, has acted as the Medical Director of the Company since 1986. He is Board Certified in Medical Oncology and Internal Medicine with research interests in the fields of cancer and immune system disorders. Dr. Strayer has served as principal investigator in studies funded by the Leukemia Society of America, the American Cancer Society, and the National Institutes of Health. Dr. Strayer attended the School of Medicine at the University of California at Los Angeles where he received his M.D. in 1972.

CAROL A. SMITH, PH.D has served as the Company's Director of Manufacturing and Process Development since April 1995, as Director of Operations since 1993 and as the Manager of Quality Control from 1991 to 1993, with responsibility for the manufacture, control and chemistry of Ampligen. Dr. Smith was Scientist/Quality Assurance Officer for Virotech International, Inc. from 1989 to 1991 and Director of the Reverse Transcriptase and Interferon Laboratories and a Clinical Monitor for Life Sciences, Inc. from 1983 to 1989. She received her Ph.D. from the University of South Florida College of Medicine in 1980 and was an NIH post-doctoral fellow at the Pennsylvania State University College of Medicine.

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


RICHARD C. PIANI has been a director of Hemispherx since 1995. Mr. Piani has been employed as a principal delegate for Industry to the City of Science and Industry, Paris, France, a billion dollar scientific and educational complex. Mr. Piani provided consulting to Hemispherx in 1993, with respect to general business strategies for Hemispherx's European operations and markets. Mr. Piani served as Chairman of Industrielle du Batiment-Morin, a building materials corporation, from 1986 to 1993. Previously Mr. Piani was a Professor of International Strategy at Paris Dauphine University from 1984 to 1993. From 1979 to 1985, Mr. Piani served as Group Director in Charge of International and

Commercial Affairs for Rhone-Poulenc and from 1973 to 1979 he was Chairman and Chief Executive Officer of Societe "La Cellophane", the French company which invented cellophane and several other worldwide products. Mr. Piani has a Law degree from Faculte de Droit, Paris Sorbonne and a Business Administration degree from Ecole des Hautes Etudes Commerciales, Paris.

RANSOM W. ETHERIDGE has been a director of Hemispherx since October 1997, and presently serves as our Secretary. Mr. Etheridge first became associated with Hemispherx in 1980 when he provided consulting services to Hemispherx and participated in negotiations with respect to Hemispherx's initial private placement through Oppenheimer & Co., Inc.
Mr. Etheridge has been practicing law since 1967, specializing in transactional law. Mr. Etheridge is a member of the Virginia State Bar, a Judicial Remedies Award Scholar, and has served as President of the Tidewater Arthritis Foundation. He is a graduate of Duke University, and received his Law degree from the University of Richmond School of Law.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5.

Based solely on a review of the copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2001, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis, except that Dr. Carter did not timely file one Form 4.

Item 11.  Executive Compensation.

The summary compensation table below sets forth the aggregate compensation paid or accrued by us for the fiscal years ended December 31, 2001, 2000 and 1999 to (i) our
Chief Executive Officer and (ii) our four most highly paid executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded
$100,000 (collectively, the "Named Executives").

                          EXECUTIVE COMPENSATION
                        SUMMARY COMPENSATION TABLE


Name and                              Restricted  Warrants&   All Other
Principal                             Stock       Options     Compensa-
Position           Year   Salary ($)  Awards      Awards      tion (1)
--------------------------------------------------------------------------
William A. Carter  2001    $456,608    -          (2)386,650   $22,917
Chairman of the    2000 (4) 539,620    -             -          22,917
 Board and CEO     1999 (4) 531,810               (5)100,000    17,672

Robert E.          2001    $146,880    -          (3)40,000       -
Peterson           2000     145,944    -             -            -
Chief Financial    1999     138,930    -             -            -
Officer

David R. Strayer,  2001    $174,591    -          (7)10,000       -
M.D.               2000     172,317    -             -            -
 Medical Director  1999 (6) 166,231    -             -            -

Carol A. Smith,    2001    $124,800    -          (7)10,000       -
Ph.D.              2000     124,800    -             -            -
  Director of      1999     120,000    -          (8) 5,000       -
Manufacturing
------------------------------------
      (1)Consists of insurance premiums paid by Hemispherx with respect to term life and disability insurance for the benefit of the named executive officer.

      (2)Consists of 188,325 warrants to purchase common stock at $6.00
per share and 188,325   warrants to purchase common stock at $9.00
per share. Also includes a stock option grant of 10,000 shares exercisable at $4.03 per share.

	(3)Consist of a stock option grant of 10,000 shares exercisable at $4.03 per share and 30,000 warrants to purchase common stock at $5.00 per share.

      (4)Includes a bonus of $90,397 paid in 1999 and 2000. Also includes funds previously paid to Dr. Carter by Hahnemann Medical University where he served as a professor until 1998.This compensation was continued by the Company and totaled $79,826 in each of 1999, and 2000 and 2001.

      (5)Represents warrants to purchase common stock exercisable at $6.25 per share.

      (6)Includes $98,926 paid by Hahnemann Medical University where Dr. Strayer served as a professor until 1998. This compensation was continued by the Company in 1999, 2000 and 2001.

      (7)Consist of stock option grant of 10,000 shares exercisable at $4.03 per share.

      (8)Represents warrants to purchase 5,000 shares of common stock at $4.00 per share.

The following table sets forth certain information regarding stock options granted during 2001 to the executive officers named in the Summary Compensation Table.

                INDIVIDUAL GRANTS
               ----------------------
                           PERCENTAGE
                           OF TOTAL
               NUMBER OF   OPTIONS AND                          POTENTIAL REALIZABLE
               SECURITIES  WARRANTS
               UNDERLYING  GRANTED TO     EXERCISE              VALUE AT ASSUMED RATES
               OPTIONS AND EMPLOYEES      PRICE                 OF STOCK PRICE
               WARRANTS    IN FISCAL      PER       EXPIRATION  APPRECIATION FOR
NAME           GRANTED     YEAR 2001(2)   SHARE (3) DATE        OPTION AND WARRANTS TERM
------------   ---------   -----------    --------- ----------- ------------------
                                                                  5% (4)    10%(4)
                                                                 --------   --------
Carter, W.A.   10,000       10.64%      $4.03       1/03/11     $   25,344 $   64,228
Carter, W.A.  376,650*      43.97%      $6.00-$9.00 2/22/06     $1,557,433 $3,836,033
Peterson, R.   10,000       10.64%      $4.03       1/03/11     $   25,344 $   64,228
Peterson, R.   30,000*       3.50%      $5.00       4/30/06     $   82,699 $  203,692
Smith, C.      10,000       10.64%      $4.03       1/03/11     $   25,344 $   64,228
Strayer, D.    10,000       10.64%      $4.03       1/03/11     $   25,344 $   64,228
* Amounts indicate warrants granted.

(1) Options vest over a three year period. Warrants vest immediately.
(2) Total options and warrants issued to employees in 2001 were 94,000 and 856,650, respectively.
(3) The exercise price is equal to the closing price of the Company's common stock on date of issuance.
(4) Potential realizable value is based on an assumption that the market price of the common stock appreciates at the stated rates compounded annually, from the date of grant until the end of the respective option term. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.

The following table sets forth certain information regarding the
stock  options held as   of December 31, 2001 by the individuals
named in the above Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUE

                                Securities Underlying        Value of Unexercised In-
                                Unexercised                  the-Money-Options At
                                Options at Fiscal Year End   Fiscal Year End ($)(1)
                                (#)
Name     Shares       Value     Exercisable Unexercisable    Exercisable Unexercisable
         Acquired     Realized
         on           ($)
         Exercise
           (#)
-------- ----------  ---------  ----------- -------------   ------------ -------------
William
Carter      -          -	3,297,878(2)    7500(3)       $1,002,735      $3675
Robert
Peterson    -          -          210,074(4)    7500(3)            2,218       3675
David
Strayer     -          -           72,500(5)    7500(3)           11,275       3675
Carol
Smith       -          -           14,291(6)    7500              10,516       3675
--------------------------------------------
(1)Computation based on $4.50, the December 31, 2001 closing bid price for the common stock on the American Stock Exchange.

(2)Represents (i) 1,400,000 currently exercisable Warrants issued under Rule 701 of the Securities Act to purchase common stock at $3.50 per share; (ii) 73,728 stock options to purchase common stock at $2.71 per share; (iii) warrants to purchase 465,000 shares of common stock at $1.75 per share;
(iv) warrants to purchase 680,000 shares of common stock at a weighted average of $4.82 per share, warrants to purchase
300,000 shares of common stock at $6.00 per share; (vi)
376,650 warrants to purchase common stock at a weighted average of $7.50 per share and 2500 stock options to purchase common stock at $4.03 per share.

(3)Represents options to purchase 7500 shares of Common stock at $4.03 per share.

(4)Represents (i) 27,574 stock options exercisable at an average price of $3.92 per share; (ii) 50,000 warrants to purchase Common stock at $3.50 per share; (iii)
130,000 warrants to purchase Common stock at $5.00 per share
and (iv) 2500 stock    options exercisable at $4.03 per
share.

 (5)Represents (i) 20,000 stock options exercisable at $3.50 per share; (ii) 50,000 warrants to purchase Common stock at $4.00 per share; (iii) and stock options to purchase 2,500 shares of common stock at $4.03 per share.

 (6)Consists of 5,000 warrants to purchase common stock at $4.00 per share; 6,791 stock options exercisable at $3.50 per share and 2,500 stock options exercisable at $4.03 per share.



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

	Hemispherx entered into an amended and restated engagement agreement with Robert E. Peterson dated April 1, 2001 which provides for Mr. Peterson's employment as Hemispherx's Chief Financial Officer until December 31, 2002 at an annual base salary of $146,880.00 per year, subject to annual cost of living increases. In addition, Mr. Peterson shall receive bonus compensation upon Federal Drug Administration approval of Ampligen based on the number of years of his employment by Hemispherx up to the date of such approval. During 2001, Mr. Peterson also received 30,000 warrants to purchase shares of common stock with an exercise price of $5.00.

Compensation of Directors

	The existing compensation package was put in place in 2000. Board member compensation consists of an annual retainer to $35,000.00 plus $1,000.00 per meeting attended. Committee chairmen each receive an additional retainer of $5,000.00 per year and committee members each receive an additional retainer of $3,000.00 per year. All non-employee directors received some compensation in 2001 for special project work performed on behalf of Hemispherx. All directors have been granted options to purchase common stock under Hemispherx's 1990 Stock Option Plan and/or Warrants to purchase common stock. Hemispherx believes such compensation and payments are necessary in order for Hemispherx to attract and retain qualified outside directors.

1993 Stock Option Plan

	Hemispherx's 1993 Stock Option Plan ("1993 Plan"), provides for the grant of options for the purchase of up to an aggregate of 138,240 shares of common stock to Hemispherx's employees, directors, consultants and others whose efforts are important to the success of Hemispherx.
The 1993 Plan is administered by the Compensation Committee of the board of directors, which has complete discretion to select the eligible individuals to receive and to establish the terms of option grants. The 1993 Plan provides for the issuance of either non-qualified options or incentive stock options, provided that incentive stock options must be granted with an exercise price of not less than fair market value at the time of grant and that non-qualified stock options may not be granted with an exercise price of less than 85% of the fair market value at the time of grant.
The number of shares of common stock available for grant under the 1993 Plan is subject to adjustment for changes in capitalization. This plan terminates as of July 7, 2003. To date, no options have been granted under the 1993 Plan.

1992 Stock Option Plan

	Hemispherx's 1992 Stock Option Plan ("1992 Plan"), provides for the grant of options for the purchase of up to an aggregate of 92,160 shares of common stock to Hemispherx's employees, directors, consultants and others whose efforts are important to the success of Hemispherx. The 1992 Plan is administered by the Compensation Committee of the board of directors, which has complete discretion to select the eligible individuals to receive and to establish the terms of option grants. The 1992 Plan provides for the issuance of either non-qualified options or incentive stock options, provided that incentive stock options must be granted with an exercise price of not less than fair market value at the time of grant and that non-qualified stock options may not be granted with an exercise price of less than 50% of the fair market value at the time of grant. The number of shares of common stock available for grant under the 1992 Plan is subject to adjustment for changes in capitalization. This plan expires as of December 3, 2002. To date, no options have been granted under the 1992 Plan.

1990 Stock Option Plan

	Hemispherx's 1990 Stock Option Plan, as amended ("1990 Plan"), provides for the grant of options to employees, directors, officers, consultants and advisors of Hemispherx for the purchase of up to an aggregate of 460,798 shares of common stock. The 1990 plan is administered by the Compensation Committee of the board of directors, which has complete discretion to select eligible individuals to receive and to establish the terms of option grants. The number of shares of common stock available for grant under the 1990 Plan is subject to adjustment for changes in capitalization. As of December 31, 2001, options to acquire an aggregate of 154,535 shares of the common stock were available for grants under the 1990 plan. This plan remains in effect until terminated by the Board of Directors or until all options are issued.

401(K) Plan

	In December 1995, Hemispherx established a defined contribution plan, effective January 1, 1995, entitled the Hemispherx Biopharma employees 401(K) Plan and Trust Agreement. All full time employees of Hemispherx are eligible to participate in the 401(K) plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants' contributions to the 401(K) plan may be matched by Hemispherx at a rate determined annually by the board of directors. Each participant immediately vests in his or her deferred salary contributions, while Hemispherx contributions will vest over one year. In 2001 Hemispherx provided matching contributions to each employee for up to 6% of annual pay for a total of $47,538 for all employees.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2001, the members of Hemispherx's Compensation Committee were Ransom W. Etheridge and Richard Piani. Mr. Etheridge serves as the Company's Secretary and he is an attorney in private practice and has rendered legal services to Hemispherx for which he received a fee. Mr. Piani received fees for certain consulting work performed in Europe on behalf of the Company. Refer to
Item 13. "Certain Relationships and Related Transactions" for more information.

Compensation Committee Report on Compensation

The Compensation Committee makes
recommendations concerning salaries and compensation for employees of and consultants to Hemispherx.

The following report of the compensation committee discusses our executive compensation policies and the basis of the compensation paid to our executive officers in 2001.

In general, the compensation committee seeks to link the compensation paid to each executive officer to the experience and performance of such executive officer. Within these parameters, the executive compensation program attempts to provide an overall level of executive compensation that is competitive with companies of comparable size and with similar market and operating characteristics.

There are three elements in Hemispherx executive total compensation program, all determined by individual and corporate performance as specified in the various employment agreements;
base salary, annual compensation, and long-term incentives.

Base Salary

The Summary Compensation Table shows amounts earned during 2001 by our executive officers. The base compensation of such executive officers is set by terms of the employment agreement entered into with each such executive officer. The company established the base salaries for Chief Executive Officer, Dr. William A. Carter under an employment agreement in December 3, 1998, which provides for a base salary of $361,586 until May 8, 2004. In April, 2001 we also entered into an extended employment agreement with Robert E. Peterson, Chief Financial Officer for a base salary of $146,880 until December 31, 2001. Dr. Carter and Mr. Peterson's agreements allow for annual cost of living increases. Dr. Carter compensation also includes funds previously paid to Dr. Carter by Hanaeman Medical University where he served as a professor until 1998. This compensation was continued by the company and totaled $79,826 in each of 1999, 2000 and 2001.

Annual Incentive

Our Chief Executive Officer and our Chief Financial Officer are entitled to an annual incentive bonus as determined by the compensation committee based on such executive officers' performance during the previous calendar year. The cash bonus awarded to the company's Chief Execu0tive Officer in 1999 and 2000 was determined based on provision of this employment agreements.

                              ANNUAL RETURN PERCENTAGE
                                   Years Ending

Company Name / Index        Dec97   Dec98   Dec99   Dec00    Dec01
-------------------------------------------------------------------
HEMISPHERX BIOPHARMA INC    80.53   69.25   44.55  -52.20    -5.26
S&P SMALLCAP 600 INDEX      25.58   -1.31   12.40   11.80     6.54
PEER GROUP                  19.49    6.85   13.61   54.46    63.31

                                  INDEXED RETURNS
                           Base    Years Ending
                           Period
Company Name / Index       Dec96   Dec97   Dec98   Dec99   Dec00  Dec01
------------------------------------------------------------------------
HEMISPHERX BIOPHARMA INC    100    180.53  305.56  441.67  211.11 200.00
S&P SMALLCAP 600 INDEX      100    125.58  123.95  139.32  155.76 165.94
PEER GROUP                  100    119.49  127.67  145.05  224.04 365.89


Peer Group Companies
------------------------------------------------------------------------
GILEAD SCIENCES INC
ISIS PHARMACEUTICALS INC

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

	The following table sets forth as of February 15, 2001 the number and percentage of outstanding shares of common stock beneficially owned by each of our Directors and the Named Executives, and all of our executive officers and directors as a group. As of December 31, 2001, there were no other persons, individually or as a group, known to the Hemispherx to be deemed the beneficial owners of five percent or more of the issued and outstanding common stock.

OFFICERS, DIRECTORS AND     SHARES BENEFICIALLY   % OF SHARES BENEFICIALLY
PRINCIPAL STOCKHOLDERS      OWNED                 OWNED (1)
--------------------------------------------------------------------------
William A. Carter, M.D.         4,102,968 (2)             11.6
Robert E. Peterson              210,574   (3)               *
Ransom W. Etheridge             112,118   (4)               *
Richard C. Piani                101,355   (5)               *
William M. Mitchell, M.D.        75,640   (6)               *
David R. Strayer, M.D.           87,246   (7)               *
Josephine M. Dolhancryk          85,424   (8)               *
Carol A. Smith, Ph.D             14,291   (9)               *
All directors and executive
officers as a group (8
persons)                      4,789,616                   62.9
---------------------------------------
* Less than 1%


(1)For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock which such person has the right to acquire within 60 days of February 15, 2002.
For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, Hemispherx believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)Includes (i) an option to purchase 73,728 shares of common stock from Hemispherx at an exercise price of $2.71 per share and expiring on August 8, 2004, (ii)
Rule 701 Warrants to purchase 1,400,000 shares of common stock at a price of $3.50 per share, expiring on September 30, 2002; (iii) warrants to purchase
465,000 shares of common stock at $1.75 per share issued in connection with the 1995 Standby Financing
Agreement and expiring on June 30, 2005; (iv) 340,000 common stock warrants exercisable at $4.00 per share and expiring on January 1, 2003; (v) 170,000 common stock warrants exercisable at $5.00 per share and expiring on January 2, 2003;(vi) 25,000 warrants to purchase common stock at $6.50 per share and expiring on September 17, 2004;(vii) 25,000 warrants to purchase common stock at $8.00 per share and expiring on September 17, 2004;(viii) 100,000 warrants to purchase common stock at $6.25 per share and expiring on April 8, 2004; (ix) 20,000 warrants to purchase common stock at $4.00 per share expiring January 1, 2003,(x) 188,325 common stock warrants exercisable at $6.00 per share and expiring on February 22, 2006;
(xi) 188,325 common stock warrants exercisable at $9.00 per share and expiring on February 22, 2006
(xii) 300,000 common stock warrants granted in 1998 that are exercisable at $6.00 per share and expiring on January 1, 2006 (xiii) options to purchase 2,500 shares of common stock at $4.03 per share and expiring on January 3, 2011 and 805,090 shares of common stock.

(3)Includes (i) 27,574 options to purchase common stock at an average exercise price of $3.92 per share, expiring on July 17, 2003; (ii) warrants to purchase
50,000 shares of Common stock at an exercise price of $3.50 per share, expiring on March 1, 2006; (iii) warrants to purchase 100,000 shares of common stock at $5.00 per share, expiring on April 14, 2006; (iv)
30,000 warrants to purchase common stock at $5.00 per share an expiring on February 28, 2009 (v) options to purchase 2,500 shares at $4.03 per share that expire on January 3, 2011 and (v) 500 shares of common stock.

(4)Includes 20,000 warrants to purchase common stock at $4.00 per share, expiring on January 1, 2003;
25,000 warrants to purchase common stock at $6.50 per share; 25,000 warrants to purchase common stock at $8.00 per share, all expiring on September 12, 2004 and 42,118 shares of common stock.

(5)Includes (i) options to purchase 4,608 shares of common stock at an exercise price of $4.34, expiring on December 11, 2002;(ii) 20,000 warrants to purchase common stock at $4.00 per share; (iii) warrants to purchase 25,000 shares of common stock at $6.50 per share; (iv) 25,000 warrants to purchase common stock at $8.00 per share, all expiring on September 17, 2004;(v) 8,847 shares of common stock owned by Mr.
Piani (vi) 12,900 shares of common stock owned jointly by Mr. and Mrs. Piani; and (vii) 5000 shares of common stock owned by Mrs. Piani.

(6)Includes warrants to purchase 12,000 shares of common stock at $6.00 per share, expiring on August
25, 2002; 25,000 warrants to purchase 25,000 shares at $6.50 per share; 25,000 warrants to purchase common stock at $8.00 per share all expiring on September 17, 2004 and 13,640 shares of common stock.

(7)Includes (i) stock options to purchase 20,000 shares of common stock at $3.50 per share; (ii)
50,000 warrants to purchase common stock at $4.00 per share; (iii) 2,500 stock options exercisable at $4.03 per share and expiring on January 3, 2011 and;
(iv)14,746 shares of common stock.

(8)Includes (i) options to purchase 461 shares of common stock at an exercise price of $3.80, expiring on May 2, 2002; (ii) options to purchase 359 shares of common stock $3.80 per share, expiring on May 5, 2002; (iii) 50,000 warrants to purchase common stock at an exercise price of $3.50 per share, expiring on March 1, 2006; (iv) 5,000 warrants to purchase common stock at $4.00 per share, expiring on June 7, 2003;
(v) 7,104 options to purchase common stock at $3.50 per share expiring January 22, 2007; (vi) options to purchase 2,500 shares of common stock at $ 4.03 per share expiring on January 3, 2011 and; (vii) 20,000 shares of common stock.

(9)Consists of 5,000 warrants to purchase common stock at $4.00 per share expiring June 7, 2003; 6,791 stock options exercisable at $3.50 expiring January 22, 2007 and options to purchase 2,500 shares of common stock at $ 4.03 per share expiring on January 3, 2011.

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

Ransom W. Etheridge, a director of the Company, is an attorney in private practice who has rendered corporate legal services to us from time to time, for which he has received fees. Richard Piani, a Director of the Company, lives in Paris, France and assists our European subsidiary in their dealings with medical institutions and the European Medical
Evaluation Authority.  William Mitchell, M.D. a
Director of the Company, works with David Strayer, M.D. (our Medical Director) in establishing clinical trail protocols as well as performs other scientific work for us from time to time. For these services, these Directors were paid an aggregate of $144,955.00 in the year 2001. No individual Director was paid in excess of $60,000.00.

William A. Carter, Chief Executive Officer of the
Company, received an aggregate of $21,949 in short term advances which were repaid as of April 3, 2002.
All advances bear interest at 6% per annum. The
Company loaned $60,000 to Ransom W. Etheridge, a
Director of the Company in November, 2002 for the purpose of exercising 15,000 class A redeemable warrants. This loan bears interest at 6% per annum.
Dr. Carter's short term advances and Mr. Etheridge's loan was approved by the board of Directors.

We paid $51,750 to Carter Realty for the rent of property used at various times in 2001 by us. The property is owned by others and managed by Carter
Realty. Carter Realty is owned by Robert Carter, the brother of William A. Carter.

                          PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2)Financial Statements and Schedules - See index to financial statements on page F-1 of this Annual Report.

(a)(3)   Exhibits - See exhibit index below.

(b)      Exhibits and Reports on Form 8K

	NONE  in the fourth quarter 2001.

(c) As of the date of the filing of this Annual Report on Form
10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules. The following exhibits were filed with the Securities and Exchange Commission as exhibits to the Company's Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference. Exhibits marked with a star are filed herewith:

Exhibit No.                 Description
   3.1 Amended and Restated Certificate of Incorporation of the Company, as amended, along with Certificates of Designations
   3.1.1  Series E Preferred Stock

   3.2    By-laws of Registrant, as amended
   4.1    Specimen certificate representing our Common Stock
   4.2    Form of Class A Redeemable Warrant Certificate
   4.3    Form of Underwriter's Unit Option Purchase Agreement
   4.4    Form of Class A Redeemable Warrant Agreement with
          Continental Stock and transfer and Trust Company
   10.1   1990 Stock Option Plan
   10.2   1992 Stock Option Plan
   10.3   1993 Employee Stock Purchase Plan
   10.4   Form of Confidentiality, Invention and Non-Compete
          Agreement
   10.5   Form of Clinical Research Agreement
   10.6   Form of Collaboration Agreement
   10.7   Amended and Restated Employment Agreement by and
          between the Company   and Dr. William A. Carter,
          dated as of July 1, 1993
   10.8   Employment Agreement by and between the Registrant
          and Harris Freedman, dated August 1, 1994
   10.9   Employment Agreement by and between the Company and
          Sharon Will, dated August 1, 1994
   10.10  License Agreement by and between the Company and The
          Johns Hopkins University, dated December 31, 1980
   10.11  Technology Transfer, Patent License and Supply
          Agreement by and between the Company, Pharmacia LKB
          Biotechnology Inc., Pharmacia P-L Biochemicals Inc.
          and E.I. du Pont de Nemours and Company, dated November 24, 1987
   10.12  Pharmaceutical Use Agreement, by and between the
          Company and Temple University, dated August 3, 1988
   10.13  Assignment and Research Support Agreement by and
          between the Company, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989
   10.14  Lease Agreement between the Company and Red Gate
          Limited Partnership, dated November 1, 1989, relating to
          the Company's Rockville, Maryland facility
   10.15  Agreement between the Company and Bioclones
          (Proprietary) Limited
   10.16  Amendment, dated August 3, 1995, to Agreement
          between the Company and Bioclones (Proprietary) Limited
          (contained in Exhibit (10.46)
   10.17  Amended employment agreement by and between the
          Company and Robert E. Peterson dated April 1, 2001
   21     Subsidiaries of the Registrant
   23.01  BDO Seidman, LLP consent
   23.02  KPMG, LLP consent

	                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By: /S/William A. Carter, M.D.
-------------------------------
       William A. Carter, M.D.
       Chief Executive Officer

April 3, 2002

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

/S/William A. Carter
---------------------         Chairman of the Board, Chief
William A. Carter, M.D.       Executive Officer and Director  April 3, 2002


/s/Richard Piani
---------------------
Richard Piani                 Director                        April 5, 2002


/S/Robert E. Peterson
---------------------
Robert E. Peterson            Chief Financial Officer         April 3, 2002


/S/Ransom Etheridge
---------------------
Ransom Etheridge              Secretary And Director          April 3, 2002


/s/William Mitchell
---------------------
William Mitchell, M.D., Ph.D. Director                        April 4, 2002


/s/Josephine Dolhancryk
---------------------         Assistant Secretary and         April 4, 2002
Josephine Dolhancryk          Treasurer

        HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIE

        Index to Consolidated Financial Statements


                                                               Page

  Reports of Independent Certified Public Accountants:

  BDO Seidman, LLP  . . . . . . . . . . . . . . . . . . . . . . F-2

  KPMG LLP. . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

  Consolidated Balance Sheets at December 31, 2000 and 2001 . . F-4


  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001. . . . . . . F-5


  Consolidated Statements of Changes in Stockholders' Equity
  and Comprehensive Income (Loss) for each of the years
  in the three-year period ended December 31, 2001  . . . . . . F-6


  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001 . . . . . . .F-7


  Notes to Consolidated Financial Statements . . . . . .. . . . F-9

	Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Hemispherx Biopharma, Inc.


          We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 15, 2002, except for note 18, which is as of March 20, 2002

                  Independent Auditors' Report


The Board of Directors and Stockholders
Hemispherx Biopharma, Inc.


          We have audited the  consolidated
statements of operations, changes in stockholders' equity and comprehensive loss and cash flows of Hemispherx Biopharma, Inc. and subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hemispherx Biopharma, Inc. and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP

Philadelphia, Pennsylvania
February 19, 2000

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                       December 31, 2000 and 2001
                              (in thousands)

                                                        December 31,
                                                   ------------------------
                                                    2000            2001
                                                   -------         -------
                            ASSETS
    Current assets:
     Cash and cash equivalents. . . . .            $3,721          $ 3,107
     Short term investments (Note 3). .             4,657            5,310
     Accounts receivable                               60	         8
     Prepaid expenses and
       other current assets . . . . . .               607              381
                                                  -------        ---------
       Total current assets . . . . . .             9,045	     8,806
     Property and equipment, net . . . .              373              246
     Patent and trademark rights, net. .            1,204            1,025
     Investments in unconsolidated affiliates       2,421            1,878
     Other  assets . . . . . . . . .                   24               80
                                                  -------        ---------
       Total assets. . . . . . . . . .            $13,067         $ 12,035
                                                  =======        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Accounts payable . . . . . . . . .           $ 1,341          $   979
     Accrued expenses (Note 5). . . . .               154              293
                                                  -------        ---------
        Total current liabilities . . .             1,495            1,272
                                                  -------        ---------
    Commitments and contingencies
     (Notes 8, 10, 11 and 13)

    Stockholders' equity
     (Notes  6 and 7):
    Common stock. . . . . . . . . . .                   30              33
    Additional paid-in capital. . . .               97,984         106,832
    Accumulated other comprehensive
      income  (Note 2i). . . . . . . . .                34              17
    Accumulated deficit . . . . . . . .            (82,566)        (91,649)
    Treasury stock  . . . . . . . . . .             (3,910)         (4,470)
                                                   --------      ----------
        Total stockholders' equity. . .             11,572          10,763
                                                   --------      ----------
        Total liabilities and
         stockholders' equity . . . . .            $13,067	  $ 12,035
                                                   ========      ==========

  See accompanying notes to consolidated financial statements.

                 HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
    For each of the years in the three-year period ended December 31, 2001
                (in thousands, except share and per share data)

                                                          December 31,
                                     	 ---------------------------------
                                            1999         2000	      2001
                                     	  -------      -------      ------
  Revenue: . . . . . . . . . .              $678         $788        $390
                                          -------      -------       ------

  Costs and expenses:
   Research and development . . . .         4,737        6,136      5,780
  General and
       administrative . . . . . . .         8,721        3,695      3,412
                                          -------      -------      -------
      Total costs and expenses . . .       13,458        9,831      9,192
  Equity loss in unconsolidated
       affiliate(Note 2c) . .                   -        (  81)      (565)
  Interest and other income . . . .           482          572        284
                                          -------      -------      -------
      Net loss. . . . . . . . . . .      $(12,298)    $ (8,552)   $(9,083)
                                         ========     ========     ========


  Basic and diluted loss per share. .       $(.47)      $(.29)      $(.29)
                                         ========     ========     ========

  Weighted average shares
     outstanding. . . . . . . . . .     26,380,351   29,251,846  31,433,208
                                        ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                       HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Changes in Stockholders' Equity
                                      and Comprehensive Income (Loss)
          For each of the years in the three-year period ended December 31, 2001
                                         (in thousands except share data )

	                                                                Accumulated
                  Common stock  Common Stock    Additional              other                     Treasury           Total
                    shares      .001 Par Value  paid-in    Deferred     Comprehensive Accumulated stock     Treasury stockholders
                	                        capital    compensation Income (Loss) deficit     shares    Stock    equity
                   -----------  --------------  ---------- ------------ ------------- ----------- --------- -------- ------------
Balance at
December 31, 1998  26,162,040     $   26        $78,059     $(1,184)         $1       $(61,716)             $  -     $ 15,186

Purchase of
treasury stock          -              -            -           -             -            -      290,811   (1,967)    (1,967)

Common stock
issued              1,812,467          2          6,267         -             -            -     (122,876)     948      7,217

Purchase of
public warrants         -              -            (98)        -             -            -         -         -          (98)

Stock compensation
and services
expense, net            -              -          3,744         874           -            -         -         -        4,618

Net comprehensive loss  -              -            -           -            (1)       (12,298)      -         -      (12,299)
                   -----------  --------------  ---------- ------------ ------------- ----------- --------- -------- ------------
Balance at
December 31, 1999, 27,974,507         28         87,972        (310)          -        (74,014)   167,935   (1,019)    12,657

Common stock
issued              2,393,381          2          9,860         -             -            -      (20,000)     123      9,985

Purchase of
equity investment       -              -             67         -             -            -     (100,000)     551        618

Treasury stock
purchased               -              -            -           -             -            -      350,800   (3,591)    (3,591)

Treasury stock issued
in settlement of debt   -              -              8         -             -            -       (3,089)      26         34

Stock compensation and
service expense, net    -              -             87         310           -            -          -        -          397

Registration costs      -              -            (10)        -             -            -          -        -          (10)

Net  comprehensive loss -              -              -         -            34         (8,552)       -        -       (8,518)
                   -----------  --------------  ---------- ------------ ------------- ----------- --------- -------- ------------
Balance at
December 31, 2000  30,367,888         30         $97,984        -            34        (82,566)   395,646   (3,910)    11,572

Common stock
issued              2,155,900          3           8,072        -            -             -          -        -        8,075
Purchase of
equity investment      12,000          -              72        -            -             -          -        -           72

Treasury stock
purchased               -              -              -         -            -             -      120,060     (560)      (560)

Note issued for
purchase of stock       -              -             (60)       -            -             -          -        -          (60)

Stock  issued in
settlement of debt     21,198          -              91        -            -             -          -        -           91

Stock and stock warrant
compensation expense   19,000          -             673        -            -             -          -        -          673

Net comprehensive loss   -             -              -         -           (17)        (9.083)       -        -       (9,100)
                   -----------  --------------  ---------- ------------ ------------- ----------- --------- -------- -----------
Balance at
December 31, 2001  32,575,986        $33         $106,832      $-           $17       $(91,649)   515,706   $(4,470)  $10,763
                   ===========  ==============  ========== ============ ============= =========== ========= ======== ===========

See accompanying notes to consolidated financial statements

	  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
for each of the years in the three-year period ended December 31, 2001

                        (in thousands)

                                                     December 31,
                                            -----------------------------
                                              1999         2000	      2001
                                             -----        ------     ------
Cash flows from operating activities:
 Net loss . . . . . . . . . . . . .         $(12,298)    $(8,552)   $(9,083)

Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation of property
   and equipment. . . . . . . . . . .             99         131        127
  Amortization of patent and
   trademark rights . . . . . . . .              220         356        397
  Equity in loss of unconsolidated
  affiliate. . . .                                 -          81        565
  Stock compensation and
    service expense . . . . . . . . .           4,618        397        673

  Stock issued in settlement of debt.             126          -          -
  Changes in assets and liabilities:
   Accounts receivable. . . . . . . .             (18)        15         52
   Prepaid expenses
        and other current assets. . .             (88)      (463)       202
   Accounts payable . . . . . . . . .             289        210       (271)
   Accrued expenses . . . . . . . . .              80       (266)       139
   Security deposits. . . . . . . . .             (18)        17        (82)
                                              --------   ---------   --------
   Net cash used in
      operating activities. . . . . . 		 (6,990)  (8,074)    (7,281)
                                       	      ---------  ---------   --------
Cash flows from investing activities:
 Purchase of property and equipment .            (251)      (171)         -
 Additions to patent and trademark rights .      (227)      (197)      (218)
 Maturity of short term investments .           1,591      2,157      4,613
 Purchase of short term investments .          (2,153)    (4,589)    (5,293)
 Investments in unconsolidated affiliates        (375)      (411)       (22)
 Other investments. . . . . . . . . .              -         (34)
                                              --------    --------   --------
      Net cash used in investing
                       activities . .        $(1,415)    $(3,245)      $(920)
                                              --------   ---------   --------

                                       (CONTINUED)

                HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)
                              (in thousands)

                                                         December 31,
                                               --------------------------------
                                                 1999       2000        2001
                                                ------     ------      ------
 Cash flows from financing activities:
 Proceeds from stock subscriptions and issuance
          of common stock, net. . . .             1,969     2,250       $ 72
 Proceeds from exercise of
             stock warrants . . . . .             1,923     9,985      8,075
 Purchase of treasury stock . . . . .            (1,966)   (3,591)      (560)
 Sale of treasury stock . . . . . . .               948        -          -
 Purchase of public warrants. . . . .               (98)       -          -
                                              ----------  ---------    -------
     Net cash provided by
      financing activities. . . . . .         	  2,776     8,644      7,587
                                              ----------  ----------   -------
     Net increase (decrease) in cash and
      cash equivalents. . . . . . . .         	  (5,629)  (2,675)      (614)
Cash and cash equivalents at
             beginning of year. . . .             12,025    6,396      3,721
                                              ----------   --------    -------
Cash and cash equivalents
                   at end of year . .          $   6,396  $ 3,721     $3,107
                                              ==========   ========    =======
Supplemental disclosures of
       cash flow information:
Issuance of treasury stock for
           Investment  . . . . . . .         $     -      $  618      $   -
                                              ==========   ========    =======
Issuance of common stock
      for accrued expenses. . . . . .        $      126   $  34       $   91
                                              ==========   ========    =======
Issuance of common stock for
      note receivable . . . . . . . .        $     -      $   -       $   60
                                              ==========   ========    =======

See accompanying notes to consolidated financial statements.

               HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

Hemispherx BioPharma, Inc. and subsidiaries (the Company) is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The
Company's drug technology uses specially configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen , is in human clinical development for various therapeutic indications. The potential efficacy and safety of Ampligen is being evaluated clinically for three anti-viral indications:
myalgic encephalomyelitis, also known as chronic fatigue syndrome ("ME/CFS"), human immunodeficiency virus (HIV) associated disorders, and chronic hepatitis C (HVC) virus infection. The Company also has clinical experience with Ampligen used in treating patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma. The Company has other compounds to be evaluated.


The consolidated financial statements include the financial statements of Hemispherx BioPharma, Inc. and its wholly-owned subsidiaries BioPro Corp., BioAegean Corp.
and Core BioTech Corp. which were incorporated in September 1994, and are inactive, and Hemispherx
Biopharma-Europe N.V./S.A. which was incorporated in 1998.
Hemispherx Biopharma Europe S.A. was
incorporated in Luxenbourg during 2002.
All significant intercompany balances and transactions have been eliminated in consolidation. The Company also has investments in unconsolidated affiliates which are accounted for on the equity or cost method of accounting (see note 2c).


On May 1, 1997, the Company received permission from the U.S. Food and Drug Administration ("FDA") to recover the cost of Ampligen from patients enrolled in the Company's
AMP-511 ME/CFS open-label treatment protocol. The cost of Ampligen to the patient is $2,100 for the first eight weeks of treatment and $2,400 for each additional eight-week period thereafter.

In 1998, the Company initiated the recruitment of clinical investigators to enroll ME/CFS patients in the confirmatory Phase III double blind placebo-controlled clinical study of Ampligen. This clinical trial was approved by the FDA in 1998 and is designed to test the safety and efficiency of Ampligen in treating ME/CFS.

The ME/CFS Cost Recovery Treatment Program in Belgium was started in 1994 with the approval of the Belgian
Regulatory authorities. Since its inception, over 150 patients have participated in this program. Clinical data collected in the treatment of these ME/CFS patients will be used to support the Company's European Medical
Evaluation Agency ("EMEA") Drug Approval Application and in applications in other regulatory jurisdictions. This program is being extended to several other affiliated hospitals in the Brussels area and clinical experts in this disease category have been identified in other
European countries to establish similar clinical research/treatment centers for ME/CFS. A similar program in Austria is undergoing expansion.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash equivalents consist of money market certificates and overnight repurchase agreements collateralized by money market securities with original maturities of less than three months, with both a cost and fair value of $2,521,000 and $2,552,000 at December 31, 2000 and 2001,
respectively.

(b) Short-term Investments

Investments with original maturities of more than three months and marketable equity securities are considered available for sale. The investments classified as available for sale include debt securities and equity securities carried at estimated fair value of $4,657,000 and $5,310,000 at December 31, 2000 and 2001 respectively.
The unrealized gains and losses are recorded as a component of shareholders' equity.

(c) Investments in unconsolidated affiliates

In 1998, the Company acquired 3.3% of the issued and outstanding common stock of R.E.D. Laboratories at a cost of $1,074,000. R.E.D. Laboratories is developing a diagnostic test for the ME/CFS disease. This investment is accounted for under the cost method of accounting.

In 1999, the Company acquired 15% of the stock of the California Institute of Molecular Medicine ("CIMM") for
$375,000. During 2000, the Company acquired an additional
15% of the stock of CIMM for $375,000. CIMM is conducting research toward a therapeutic treatment for Hepatitis C virus. This investment is accounted for under the equity method of accounting beginning in 2000 as the Company's ownership increased beyond the 20% threshold. During the fourth quarter of 2001, the Company recorded a non-cash charge to operations of $485,000 with respect to its investment in CIMM. This is a result of management's determination that CIMM's operations had not yet evolved to the point where the Company's full carrying value of its investment could be supported pursuant to the guidelines of Accounting Principles Board Opinion No. 18.
The amount represents the unamortized balance of goodwill included as part of its investment. This charge is reflected in the Consolidated Statements of Operations under the caption "Equity loss in unconsolidated affiliates". The Company's net investment was $104,000 at December 31, 2001.

The Company's investment in Ribotech, Ltd. is also accounted for using the equity method of accounting. The
Company received 24.9% of Ribotech, Ltd. as partial compensation under the license agreement described in note
10. Ribotech, Ltd. has incurred net losses since inception. The Company does not share in those losses in accordance with the licensing agreement and is not obligated to fund such losses. The net investment in Ribotech is zero as of December 31, 2000 and 2001. During
2000, the Company prepaid $500,000 to Ribotech, Ltd. for raw material purchases. $110,000 of materials were delivered in 2000 and the balance of $390,000 was applied towards the purchase of materials during 2001.

Investments in unconsolidated affiliates also includes an equity investment in Chronix Biomedical ("Chronix").
Chronix focuses upon the development of diagnostics for chronic diseases. The initial investment was made in May
31, 2000 through the issuance of 50,000 shares of Hemispherx Biopharma, Inc. common stock from the treasury.
On October 12, 2000 an additional 50,000 shares of common stock were issued from the treasury for a total investment of approximately $678,000. During 2001 additional common stock plus cash were given to Chronix for a total investment at $700,000. The percentage ownership in Chronix is approximately 5.4% and is accounted for under the cost method of accounting.

Pursuant to a strategic alliance agreement, the Company provided Chronix with $250,000 during 2000 to conduct research in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses including chronic fatigue syndrome. The strategic alliance agreement provides the Company certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed from this research. The payment of $250,000 was charged to research and development expense during 2000.

(d) Property and Equipment                            (000 omitted)
                                                      December 31,
                                                    2000        2001
                                                    ----        ----
       Furniture, fixtures, and equipment        $  1,178   $    1,178
       Leasehold improvements                          96           96
                                                   -------    --------
       Total property and equipment                 1,274        1,274
       Less accumulated depreciation                  901        1,028
                                                   -------    --------
       Property and equipment, net               $    373   $      246
                                                   =======    ========

Property and equipment consists of furniture, fixtures, office equipment, and leasehold improvements and is recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to seven years. Depreciation and amortization expense was $99,000, $131,000 and $127,000 for 1999, 2000 and 2001,
respectively.

(e) Patent and Trademark Rights

Effective October 1, 2001, the Company adopted a 17 year estimated useful life for amortization of its patent and trademark rights in order to more accurately reflect their useful life. Prior to October 1, 2001, the Company was using a 10 year estimated useful life. The adoption of the 17 year life has been accounted for as a change in accounting estimate. As a result, the effect on the Company was a $68,000 reduction of research and development costs in the fourth quarter of the calendar year 2001.

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight line method over the life of the assets. The Company reviews its patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash flow basis to support the realizability of its respective capitalized cost. Management's review addresses whether each patent continues to fit into the Company's strategic business plans. During the years ended December 31, 1999, 2000 and 2001, the Company decided not to pursue the technology in certain countries for strategic reasons and wrote down $59,000, $32,000 and $38,000, respectively of these patents to research and development. Amortization expense was $161,000, $324,000 and $359,000 in 1999, 2000 and 2001, respectively. The accumulated amortization as of December 31, 2000 and 2001 is $1,699,000 and $2,025,000,
respectively.

(f) Revenue

Revenue is recognized immediately for nonrefundable license fees, if any, when agreement terms require no additional performance with respect to such on the part of the Company.

Revenue from the sale of Ampligen under cost recovery clinical treatment protocols approved by the FDA is recognized when such product is invoiced to the patient.

(g) Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares consist of stock options and warrants, using the treasury stock method, and are excluded from a calculation of diluted net loss per share since their effect is antidilutive.

(h) Accounting for Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and Gliabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

(i) Comprehensive Income

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

(k) Foreign currency translations

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

(l)Impairment of Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS")
No. 121. "Accounting for Long-Lived Assets to be disposed of," requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. We assess the recoverability of fixed assets and intangibles based on undiscounted estimated future operating cash flows. If the Company determines that the carrying values have been impaired,the measurement and recognition of the impairment will be based on estimated future operating cash flows. During the fourth quarter of 2001, the Company recognized an impairment of $485,000 in connection with goodwill related to one of its equity investments. This impairment is reflected in the Consolidated Statement of Operations under the caption "Equity Loss in Unconsolidated Affiliates." As of December 31, 2001, the Company believes that the carrying value of the remaining long-lived assets and identifiable intangibles have not been impaired.

(m) Recent Accounting Standard and Pronouncements:

In June 2001, the Financial Accounting Standards Board
(FASB) finalized FASB Statements No. 141, "Business
Combinations" (SFAS 141"), and No. 142, "Goodwill and other Intangible Assest" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibited the use of the poling-of-interests method of accounting for business combinations initiated after June

30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.
SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. SFAS 142 addresses financial accounting for acquired goodwill and other tangibles. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001.
As of December 31, 2001, the Company has no goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations on future acquisitions.

    In August 2001 the FASB issued SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived
Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment of disposal of Long-Lived assets. The new guidance resolves significant implementation issues related to SFAS 121. "Accounting for the impairment of Long-Lived assets to be disposed of "SFAS 144 is effected for fiscal years beginning after December 21, 2001. The Company believes the adoption of SFAS 144 will not have a material effect on its financial position and results of operations.

(n) Research and Development Costs

Research and development related to both future and present products are charged to operation as incurred.

(3) Short-term investments:

Securities classified as available for sale are summarized
below:
                                                 (000's omitted)
						December 31, 2000
                                        	---------------
					           Unrealized
                                                ---------------
                                         Adjusted                    Carrying
					   cost    Gains  (Losses)     Value
 					-------    -----   -------   --------
Federal Home Loan Bank Note          $    970      $  20   $  -      $   990
Federal Home Loan Bank Notes            1,309         25      -        1,334
Calamos Mutual Market                      51          -      (1)         50
General Electric Commercial Paper       2,259          -      -        2,259
Daxor Corp.                                34          -     (10)         24
                                         -----      -----   -------  --------
    Total 		             $  4,623     $   45   $ (11)    $ 4,657
                                        =====      =====   =======  ========

						December 31, 2001
				                 ---------------
                                                   Unrealized
 				                 ---------------

				         Adjusted		     Carrying
					   cost	    Gains  (Losses)   Value
 					---------   -----  -------   --------
General Motors Commercial Paper      $  3,977      $  13   $  -      $ 3,990
Ford Motors Commercial Paper              795          1      -          796
Calamos Mutual Market                     521          3      -          524
                                        -----       -----  -------   --------
                   Total             $  5,293      $  17   $  -      $ 5,310
                                        =====       =====  =======   ========


(4) Stock-Based Compensation

In 1999, the Company granted 275,000 warrants to employees in recognition of services performed and services to be performed. The fair value of the stock purchase warrants granted during 1999 was also determined using the Black-
Scholes option pricing model with a rate of 5.18%, volatility of 135.4%-294.31%, and expected lives of 2 years. These warrants are included in the 2,633,000 non-public warrants outstanding as of December 31, 2000 as described in footnote 6(ii). There were no warrants granted to employees during 2000. During 2001 the Company granted 406,650 warrants to employees. The Company granted to employees 8,000 options in 2000 and 94,000 options in 2001. See footnote 6(i). The fair value of stock options and warrants granted during 2001 was determined using

Black Scholes Option Pricing Model with a rate of 4.23%, volatility of 69.7% to 74.9% and expected life of three years.

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

                                                (000's omitted)
                                     1999          2000          2001
                                     ----          ----          ----
  Net loss-           as reported  $(12,298)    $(8,552)      $ (9,083)
                      Pro forma     (13,635)     (8,789)        (9,715)

  Net loss per share- as reported     $(.47)      $(.29)         $(.29)
                      Pro forma        (.52)       (.30)         $(.31)

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

(5) Accrued Expenses

Accrued expenses at December 31, 2000 and 2001 consists of the following:

                                                  (000's omitted)
                                                    December 31,
                                                   -------------
                                                  2000       2001
                                                 -----     ------
Salaries . . . . . . . . . . . . . . . . .       $  54     $   85
Other Accrued expenses . . . . . . . . . .         100        208
                                                 ------    -------
                                                 $ 154     $  293
                                                 ======    =======
(6) Stockholders' Equity


(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.01 per value preferred stock with such designations, rights and preferences as may be determined by the board of directors. There were no preferred shares issued and outstanding at December 31, 2000 and 2001.

(b) Common Stock

The Company is authorized to issue 50,000,000 shares of $.001 par value Common Stock. As of December 31, 2000 and
2001, 29,972,242 and 32,060,280 shares, net of shares held
in the treasury, were outstanding, respectively.

(c) New Equity Financing

New equity financing in 1999 included the private placement of common stock for an aggregate of $4,219,000 in net proceeds, of which $2,250,000 was received in 2000.
In addition, the exercise of stock warrants generated an additional $1,923,000, $9,985,000, and $8,075,000 in net proceeds to the Company in 1999, 2000, and 2001 respectively.

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

                         1999                   2000                      2001
               ---------------------    ----------------------   ---------------------
                               Weighted                 Weighted                  Weighted
                               Average                  Average                   Average
                      Option   Exercise          Option Exercise          Option  Exercise
             Shares   Price    Price    Shares   Price  Price    Shares   Price   Price
Outstanding,
beginning
of year     294,609 $1.06-4.34 $3.56  294,000  $1.06-6.00 $3.60 218,567  $1.06-6.81 $3.45

Granted         -       -               8,000  $3.00-6.81 $4.88  94,000  $4.03      $4.03

Canceled       (609) $3.50     $3.50  (76,677) $3.50-4.34 $4.09  (6,304) $4.34-6.81 $5.91

Exercised       -                      (6,756) $1.06-3.50 $ 2.75      -     -       -
            -------                   --------                   -------
Outstanding,
end of year 294,000 $1.06-6.00 $3.60   218,567 $1.06-6.81 $ 3.45 306,263 $1.06-4.34 $3.58
            =======                   ========                   =======

Exercisable 250,915 $1.06-6.00 $3.55   198,717 $1.06-6.81 $ 3.48 234,263 $1.06-4.34 $4.67
            =======                   ========                   =======
Weighted  average
remaining
contractual life
(years)        3.81 years                  3.83 years               3.57 years
               ==========                  ==========               ==========

Exercised in current
and prior
years           (31,035)                    (37,791)                 (37,791)
               ==========                  ==========               ==========

Available for future
grants          135,763                     204,440                  116,744
               ==========                  ==========               ==========

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


(ii) Stock warrants


Number of warrants exercisable into shares of common stock

                        1999                       2000                        2001
               ---------------------       ----------------------      ---------------------
                                 Weighted                    Weighted                   Weighted
                                 Average                     Average                    Average
                        Option   Exercise            Option  Exercise           Option  Exercise
             Shares     Price    Price      Shares   Price   Price     Shares   Price   Price
Outstanding,
beginning               $1.75                       $1.75                       $1.75
of year     14,999,910  -10.85    $3.71  14,058,010 -10.85   $3.90    11,624,168 -12.00  $4.05
                       $6.00                        $6.00                        $5.00
Granted        575,000 -10.00      7.00     293,800 -12.00    6.40       856,650 -16,00  $9.89
                                                     $2.00                        $2.50
Canceled                                   (341,017) -10.85   6.01    (3,396,508)  -4.00 $3.89
                        $1.75                        $1.75                       $1.75
Exercised   (1,516,900) -4.00      3.12  (2,386,625) -4.00    4.19    (2,157,200) -4.00  $3.75
            -----------                  -----------                  -----------
Outstanding,           $1.75                        $1.75                        $1.75
end of year 14,058,010 -10.85     $3.90  11,624,168 -12.00   $4.05     6,927,110 -16.00  $4.77
            ===========                  ===========                  ===========
                       $1.75                        $1.75                        $1.75
Exercisable 14,058,010 -10.85     $3.90  11,624,168 -12.00   $4.05     6,927,110 -16.00  $4.77
            ==========                   ===========                  ===========
Weighted average
remaining
contractual life
(years)        3.45 years                   2.66 years                    4.05 years
               ==========                   ==========                    ==========

Years
exercisable    2000-2006                    2001-2006                     2002-2006
               =========                    =========                     ==========

Warrants issued to stockholders

Certain of the stock warrants outstanding are subject to adjustments for stock splits and dividends. At
December 1999 601,967 of these warrants were outstanding. In 2000, 149,807 warrants expired and 147,000 warrants were converted to common stock. At December 31, 2000, there were 305,160 warrants remaining. In 2001, 73,000 were converted to common stock. At December 31, 2001 there were 232,160 warrants remaining. These warrants have an exercise price of $3.50 per share and expire in October 2004

Other stock warrants

In addition, the Company has other issued warrants outstanding - totaling 6,694,950 which consists of the following:

In November 1994, the Company granted Rule 701 Warrants to purchase an aggregate of 2,080,000 shares of Common Stock to certain officers and directors. These Warrants are exercisable at $3.50 per share and, if not exercised, were to expire in September, 1999. On February 19, 1999 the
Board of Directors extended the expiration date for three more years. This extension resulted in a non-cash charge of approximately $3,097,000. In 1999 235,000 warrants were exercised in 1999 and 5,000 warrants were exercised in 2000. At December 31, 2000, there were 1,840,000 Rule 701 warrants remaining. In 2001 20,000 of these warrants expired, leaving a balance of 1,820,000 in warrants outstanding at December 31, 2001.

In May 1995, the Company and certain officers, directors and shareholders entered into a standby finance agreement pursuant to which the parties agreed to provide an aggregate of $5,500,000 in financing to the Company during 1995 in the event that existing and additional financing was insufficient to cover the cash needs of the Company through December 31, 1996. In exchange, the Company issued warrants to purchase an aggregate of 2,750,000 shares of Common Stock at $1.75 per share to the parties. In 1999, 290,000, in 2000, 216,500, and in 2001,
200,000 of these warrants were exercised, leaving a balance of these warrants of 1,451,500. These warrants expire June 30, 2005.

In June 1995, the Company entered into an agreement with The Sage Group whereby, in return for identifying certain distribution partners, The Sage Group received certain percentages of the proceeds from the first distribution agreement arising from such identification. The Company paid to The Sage Group a monthly retainer and provided warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.75 share. In May, 1996, additional warrants to purchase 140,000 shares of Common Stock were issued at an exercise price of $3.50. 50,000 of these warrants were exercised in 1999. In May, 1997, additional warrants to purchase 250,000 shares of common stock were issued at an exercise price of $3.50, as part of the engagement contract. In 2000, 180,000 warrants were exercised and 191,210 warrants expired, leaving a balance of 68,790 which were all exercised in 2001.

In connection with the IPO completed on November 7, 1995, the Company sold 6,313,000 units. Each unit consisted of one share of common stock and one Class A Redeemable
Warrant exercisable at $4.00 per share. Warrant holders exercised 100 warrants during 1997, 664,090 during 1998, 168,500 in 1999, and 1,613,792 in 2000. 3,866,518 warrants were outstanding at December 31, 2000. 1,445,400 warrants were exercised in 2001. The remaining 2,471,108 warrants expired on November 2, 2001.

As part of the underwriting agreement, the underwriter received warrants to purchase 462,000 shares of common stock at $5.775 per share, these warrants were exercised in 1998. The underwriter also received 462,000 Class A
Redeemable Warrants to purchase common stock at $6.60 per share. These warrants expired on November 2, 2001 in conjunction with the class A redeemable warrants.

In connection with the stock issued in September, 1997, the Company issued 385,067 warrants to several entities to purchase common stock at $4 per share, 149,034 of these warrants were exercised in 1998, 173,300 were exercised in 1999, and 34,333 were exercised in 2000. The remaining
28,400 warrants expired December 31, 2001.

In the years 1998, 1999, 2000 and 2001 the Company issued
350,000, 350,000, 293,800 and 450,000 warrants,
respectively, to investment banking firms for services performed on behalf of the Company. Accordingly, the company recorded stock compensation expense of $795,000, $1,521,000, $397,000 and 673,000 for the years 1998, 1999,
2000 and 2001 respectively. These warrants have various vesting dates and exercise prices ranging from $4.00 to $16.00 per share. In 1999, 150,000 of these warrants were exercised, and 75,000 were exercised in 2000. 1,168,800 warrants were outstanding at December 31, 2001. These warrants are exercisable in five years from the date of issuance.


In 1999, 2000 and 2001 the Company had non-public warrants outstanding of 2,748,000, 2,633,000 and 2,254,650 respectively. These warrants are exercisable at rates of $2.50 to $10.00 per share of common stock. The exercise price was equal to the fair market value of the stock on the date of grant. During 2001, the company granted
406,650 warrants to employees for services performed.
These warrants have a weighted average exercise price of $7.23 per share, and have been included in the pro-forma loss calculation in note 4. During 2001, 370,000 of the non public warrants were exercised and 415,000 expired without being exercised. 2,254,650 of the non-public warrants were outstanding at December 31, 2001.

(7) Segment and Related Information

The Company operates in one segment, which is the performance of research and development activities related to Ampligen and other drugs under development.


The following table present revenues by country based on the location of the use of the product services.


                                             (000 omitted)
                                     1999        2000        2001
                                    ------      ------      ------
  United States                      $391        $506        $274
  Belgium                             259         272         107
  Other                                28          10           9
                                    ------      ------      ------
                                     $678        $788       $ 390
                                    ======      ======      ======

The Company employs an insignificant amount of net property and equipment in its foreign operations.

(8) Research, Consulting and Supply Agreements

In December, 1999, the Company entered into an agreement with Biovail Corporation International ("Biovail"). Biovail is an international full service pharmaceutical company engaged in the formulation, clinical testing, registration and manufacture of drug products utilizing advanced drug delivery systems. Biovail is headquartered in Toronto, Canada. The agreement grants Biovail the exclusive distributorship of the Company's product in the Canadian territories subjects to certain terms and conditions. In return, Biovail agrees to conduct certain pre-marketing clinical studies and market development programs, including without limitation, expansion of the Emergency Drug Release
Program in Canada with respect to the Company' products.
Biovail agrees to work with the Company in preparing and filing of a New Drug Submission with Canadian Regulatory
Authorities. Biovail invested $2.25 million in Hemispherx equity at prices above the then current market price and agreed to make further payments based on reaching certain regulatory milestones. The Agreement requires Biovail to penetrate certain market segments at specific rates in order to maintain market exclusivity.


The Company has entered into agreements for consulting services which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the year ending
December 31, 1999, 2000 and 2001 the Company incurred approximately $664,000, $924,000 and $595,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.


(9) 401(K) Plan

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 1999, 2000 and 2001 the Company provided matching contributions to each employee for up to 6% of annual pay aggregating $47,000, $48,000 and 48,000 respectively.


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

The Company had contractual agreements with four of its officers. The contract with one of the officers was terminated in 1999 and a buy-out amount of $143,000 was paid to this officer and another officer resigned in 2001.
The aggregate annual base compensation under these contractual agreements for 1999, 2000 and 2001 is $815,000, $818,000 and $603,000 respectively. The 1999 amount includes the buy-out amount of $143,000 for the terminated contract. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 1999 a performance bonus of $90,397 was granted to one officer. In 2000 and 2001 no performance bonuses were granted. In 2001, Certain officers were granted warrants and options Warrants to purchase 426,650 shares of Common Stock at $4.01 per share. One of the employment agreements provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement.

In October 1994, the Company entered into a licensing agreement with Bioclones (Propriety) Limited
(SAB/Bioclones) with respect to co-development of various
RNA drugs, including Ampligen , for a period ending three years from the expiration of the last licensed patents. The licensing agreement provides SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia as well as the United Kingdom and Ireland (the licensed territory). In exchange for these marketing and manufacturing rights, the licensing agreement provides for: (a) a $3 million cash payment to the Company, all of which was received during the year ended December 31, 1995; (b) the formation and issuance to the Company of 24.9% of the capital stock of Ribotech, Ltd., a company which developed and operates a new manufacturing facility that produces raw material components of Ampligen and (c) royalties of 6% to 8% of net sales of the licensed products in the licensed territories as defined, after the first $50 million of sales. SAB/Bioclones will be granted a right of first refusal to manufacture and supply to the Company licensed products for not less than one third of its world-wide sales of Ampligen, excluding SAB/Bioclones related sales.
In addition, SAB/Bioclones will have the right of first refusal for oral vaccines in the licensed territory. In the years ending 1999 and 2000 the Company paid to Ribotech a total of $156,000 and $500,000, respectively, for the current and future purchases and delivery of polymers. Of the $500,000 advanced in 2000, a balance of $390,000 was included in other assets in 2000 and was used for purchases of polymers in 2001.

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

     Future minimum lease payments under noncancelable
operating leases are as follows:
                                                     (000's omitted)
	        Year ending                             Operating
	         December 31,                            leases
	        -----------                            ---------
           2002. . . . . . . . . . . . . . . . . . . .   $   285
           2003. . . . . . . . . . . . . . . . . . . .       279
           2004. . . . . . . . . . . . . . . . . . . .       286
           2005. . . . . . . . . . . . . . . . . . . .       240
           2006 and later. . . . . . . . . . . . . . .       258
                                                      ----------
           Total minimum lease payments. . . . . . . .   $ 1,348
                                                      ==========

Rent expense charged to operations for the years ended
December 31, 1999, 2000 and 2001 amounted to approximately
$341,000, $347,000 and $294,000 respectively. The term of
the lease for the Rockville, Maryland facility is through June, 2005 with an average rent of $8,000 per month, plus applicable taxes and charges. The term of the lease for the Philadelphia, Pennsylvania offices is through April, 2007 with an average rent of $15,000 per month, plus applicable taxes and charges.


(12) Income Taxes

As of December 31, 2001, the Company has approximately
$60,000,000 of federal net operating loss carryforwards
(expiring in the years 2003 through 2022) available to offset future federal taxable income. The Company also has approximately $10,000,000 of state net operating loss carryforwards (expiring in the years 2002 through 2007) available to offset future state taxable income. The utilization of certain state net operating loss carryforwards may be subject to annual limitations.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2000 and 2001.


The components of the net deferred tax asset of December
31, 2000 and 2001 consists of the following:
                                                 (000,s omitted)

Deferred tax assets:                          2000             2001
                                             ------           ------
Net Operating Losses                        $19,520          $20,790
Accrued Expenses and Other                       86               21
Capitalized Research and
Development Costs                             4,837            4,634
                                             ------           ------
                                             24,443           25,445
Less: Valuation Allowance                    24,443           25,445
                                             ------           ------
Balance                                      $    0          $     0
                                             ======           ======

(13) Contingencies

In 1998, the Company filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc.("Asensio"). The action included claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the Asensio's false and defamatory statements. The complaint further alleges that Asensio defamed and disparaged the Company in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present. In 1999, Asensio filed an answer and counterclaim alleging that and in response to Asensio's strong sell recommendation and other press releases, the Company made defamatory statements about Asensio. The
Company denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, the Company transferred the action to the Pennsylvania
State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002 resulting in a withdrawal with prejudice of the counterclaim against the Company, the Court's dismissal of our claims of tortuous interference and conspiracy and a jury verdict disallowing the claims against the defendants for defamation and disparagement.
The Court now has under consideration a motion to enter a verdict in favor of the Company against the defendants and award a new trial only on the issues of causation and damage or to award a new trial on all claims of the Company against the defendants.

    In May 2000, the Company received notice of a claim by Asensio in the Supreme Court of the State of New York against it, its Chairman and Chief Executive Officer, William A Carter and the prior auditors in which it was alleged that the Company defamed them in oral and written communications made in March 2000. The Supreme Court of the State of New York dismissed the claim against Dr.
Carter in March, 2001 and dismissed the claim against the Company in January, 2002.

Cook Imaging Corp. ("Cook") commenced action against the Company in March 2000, in the United States District Court for the Eastern District of Pennsylvania. From approximately 1997 through 1999, Cook manufactured the drug Ampligen (as well as Ampligen placebo) for the Company. Cook sued for in excess of $300,000 in unpaid invoices, including interest, related to four Ampligen batches manufactured by Cook and delivered to the Company in 1999. These shipments were recorded and expensed in 1999. The Company denied that such amounts are owed and asserted a counterclaim for failure to consistently manufacture Ampligen in strict conformance with federal regulations known as current good manufacturing practices ("cGMP"). The court awarded Cook Imaging approximately $248,000 which reflects the amount of the unpaid invoices plus interest, less approximately $63,800 awarded the Company on its counterclaims. The Company paid this amount to Cook during the quarter ended June 30, 2001.


The Company is subject to claims and legal actions that arise in the ordinary course of their business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or results of operations of the Company.

(14) Related Party Transactions

William A. Carter, Executive Officer of the Company, received an aggregate of $21,949 in short term advances which were repaid as of April 3, 2002. All advances bear interest at 6% per annum. The Company loaned $60,000 to Ransom W. Etheridge, a Director of the Company in November, 2001 for the purpose of exercising 15,000 class A redeemable warrants. This loan is payable on demand and bears interest at 6% per annum. Dr. Carter short term advances and Mr. Etheridge's loan were approved by the board of Directors.

The Company paid $51,750 to Carter Realty for the rent of property used at various times in 2001 for company business purposes. The property is owned by others and managed by Carter Realty. Carter Realty is owned by Robert Carter, the brother of William A. Carter.

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

(16) Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company places its cash with high-quality financial institutions. At times, such amount may be in excess of Federal Deposit Insurance Corporation insurance limits of $100,000.

(17) Quarterly Results of Operation (unaudited)

                                                2000
                              ---------------------------------------------
                         First       Second      Third       Fourth
                        Quarter      Quarter     Quarter     Quarter     Total
                        -------      --------    -------     --------   -------
Revenues                $  210         $  215      $  225      $ 138   $   788
Costs and expenses       2,334          2,409       2,413      2,675     9,831

Net loss                (1,972)        (2,059)     (2,066)    (2,455)   (8,552)
                        -------      --------     -------     --------  -------
Basic and diluted
   loss per share        $(.07)         $(.07)      $(.07)     $(.08)    $(.29)
                        -------      --------     -------     --------  -------

                                                 2001
                              ---------------------------------------------
                         First       Second      Third       Fourth
                        Quarter      Quarter     Quarter     Quarter     Total
                        -------      --------    -------     --------   -------
Revenues                $  127         $  101      $   76      $  86   $   390
Costs and expenses       2,676          2,504       2,262      1,758     9,192

Net loss                (2,480)        (2,343)     (2,145)    (2,115)   (9,083)
                        -------      --------     -------     --------  -------
Basic and diluted
   loss per share        $(.08)         $(.08)      $(.07)     $(.07)    $(.29)
                        -------      --------     -------     --------  -------

(18) SUBSEQUENT EVENTS

During March 2002, Hemispherx Biopharma Europe , S.A.
(Hemispherx S.A.) was authorized to issue up to 22,000,000
Euros of seven percent (7%) convertible debentures. Such debentures will be guaranteed by the Company and will be converted into a specified number of shares pursuant to the debenture agreement. Conversion is to occur on the earlier of an initial public offering of Hemispherx S.A.
on a European stock exchange or September 30, 2003.

Hemispherx S.A. has entered into a Sales and distribution Agreement ("Agreement") with a European Entity. Pursuant to the terms of the Agreement the European entity has been granted the ("Exclusive Right") in Spain, Portugal and Andorra to market Ampligen for the treatment of myalgic encephalitis/chronic fatigue syndrome ("ME/CFS"). In exchange for the Exclusive Right, the European entity is to pay to Hemispherx S.A. a current fee of 625,000 Euros, a fee of 1,000,000 Euros after FDA approval of Ampligen for the treatment of ME/CFS and a fee of 1,000,000 Euros after issuance in Spain of final marketing authorization for Ampligen for the treatment of ME/CFS. Additionally, this entity has agreed to purchase from Hemispherx S.A. 1,000,000 euros of Hemispherx S.A. seven percent (7%) convertible debentures due September 30, 2003.