Form 10-Q
period 2002-03-31
HEMISPHERX BIOPHARMA INC
filed 2002-05-15
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
32,085,994 shares of common stock issued and outstanding as of  March 31, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    March 31,
                                                    2001          2002
                                                 -----------   -----------
                                                               (Unaudited)
                              ASSETS
Current assets:

  Cash and cash equivalents                          $3,107        $3,473
  Short Term investments                              5,310         2,720
  Accounts receivable                                     8            17
  License fee receivable                                  _           545
  Prepaid expenses and other current assets             381           770

                                                 -----------    ----------
    Total current assets                             8,806          7,525


  Property and equipment, net                           246           222
  Patent and trademark rights, net                    1,025         1,025
  Investments in unconsolidated affiliates            1,878         1,857
  Other assets                                           80            80
                                                 -----------    ----------
      Total assets                                  $12,035      $ 10,709
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                $      979     $  1,165
  Accrued expenses                                       293          185
                                                 -----------     ----------
    Total current liabilities                          1,272        1,350
                                                 -----------    ----------

Commitments and contingencies

Stockholders' equity:
  Common stock                                            33           33
  Additional paid-in capital                         106,832      106,924
  Accumulated other comprehensive income                  17            9
  Treasury stock -at cost                            (4,470)      (4,470)
  Accumulated deficit                                (91,649)     (93,137)
                                                   ---------    ----------
    Total stockholders' equity                        10,763        9,359
                                                   ---------    ----------
     Total liabilities and stockholders' equity    $  12,035    $  10,709
                                                   =========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                              For the Three months ended
                                                        March 31,
                                               --------------------------
                                                       (Unaudited)
                                                  2001            2002
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $     127          $   68
 License fee income                                  -              545
					       ----------       ----------
                                                    127             613

Costs and expenses:
  Research and development                        1,765           1,292
  General and administrative                        911             829
                                               ----------       ----------
    Total cost and expenses                       2,676           2,121

Interest and other income                            94              42

Equity in loss of unconsolidated
Affiliate                                           (25)            (22)
                                               ----------       ----------
   Net loss                                     $(2,480)        $(1,488)
                                               ==========       ==========




Basic and diluted loss per share                $  (.08)         $  (.05)
                                               ==========       ==========

Basic and diluted weighted
average common shares outstanding              29,957,975       32,072,092
                                               ===========      ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                                 For the three months ended
                                                           March 31,
                                                          (Unaudited)
                                                      2001          2002
                                                    --------     ---------
Cash flows from operating activities:

 Net loss                                           $(2,480)      $(1,488)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation of property and equipment                  35            24
 Amortization of patents rights                          94            29
 Write-off of patent rights                              29             -
 Stock option and warrant compensation  and
    service expense                                     262             -
 Equity in loss of unconsolidated affiliate              24            22
 Changes in assets and liabilities:
  Accounts receivable                                    24            (9)
  License fee receivable                                 -           (545)
  Prepaid expenses and other current assets              79          (389)
  Accounts payable                                     (256)          213
  Accrued expenses                                       -           (108)

                                                     --------    ----------
Net cash (used in) operating activities              (2,189)       (2,251)
                                                     --------    ----------
Cash flows from investing activities:
 Additions to patent rights                             (29)          (29)
 Maturity of short term investments                   4,613         5,293
 Purchase of short term investmentS                  (4,028)       (2,711)

                                                      ---------    ---------
 Net cash  provided by investing activities             556         2,553
                                                     ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                 110             5
 Proceeds from exercise of warrants                     176            59
 Purchase of treasury stock                            (317)           -
                                                     --------     ---------
  Net cash (used in) provided by financing activities   (31)           64
                                                     ---------    ---------
Net increase (decrease) in cash and cash equivalents (1,664)          366
Cash and cash equivalents at beginning of period      3,721         3,107
                                                     ---------    ---------
Cash and cash equivalents at end of period           $2,057        $3,473
                                                     =========    =========
Supplemental disclosures of cash flow information:

Issuances of common stock for accounts payable           -             28
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

These consolidated financial statements should be read in conjunction with our year 2001 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 9, 2002.

NOTE 2: STOCK COMPENSATION:

This charge consists of the fair market value of warrants issued to outside parties for services rendered on behalf of the Company. Stock/Warrant compensation expense has no effect on shareholder equity as it is offset by an increase in additional paid in capital.

In January, 2001 the Board of Directors extended the expiration date of certain non public warrants which produced non-cash stock compensation expense of $262,000 for the three months ended March 31, 2001.

Note 3:  INVESTMENTS:

Investments in unconsolidated affiliates:

In 1998, the Company invested $1,074,000 for a 3.3% equity interest in R.E.D. Laboratories ("R.E.D."). R.E.D. is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue Syndrome and other chronic immune diseases. We have a research collaboration agreement with R.E.D. to assist in this development. R.E.D. is headquartered in Belgium. The investment has been recorded at cost.

On May 11, 1999, the Company acquired a 15% interest in
California Institute of Molecular Medicine ("CIMM") for
$375,000. On May 16, 2000, the Company acquired an additional 15% interest in CIMM. The Company currently has a total interest of 30% in CIMM for a total of $750,000.
CIMM is developing therapy for treating Hepatitis C virus.
The investment has been recorded by the equity method.
During the fourth quarter of 2001, the Company recorded a non-cash charge of $485,000 to operations with respect to the Company investment in CIMM. This charge is a result of the Company determination that CIMM'S operation had not yet evolved to the point where the Company's full carrying value of this investment could be supported pursuant to the guidelines of APB opinion No. 18. The $485,000 represents the unamortized balance of goodwill included as part of the Company investment. The Company's net investment was $82,468 at March 31, 2002.

Other investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of Hemispherx Biopharma, Inc. common stock from the treasury. On October 12, 2000, the Company issued an additional 50,000 shares of Hemispherx Biopharma, Inc. common stock and on March 7,
2001 the Company issued 12,000 more shares of Hemispherx
Biopharma, Inc. common stock from the treasury to Chronix for an aggregate equity investment of $700,000. Pursuant to a strategic alliance agreement, the Company provided
Chronix with $250,000 during 2000 to conduct research in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as chronic fatigue syndrome. The strategic alliance agreement provides us certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed from this research.

Note 4:  Licensing Fee Income
On March 20, 2002 our European Subsidiary Hemispherx
Biopharma Europe, S.A. ("Hemispherx, S.A.") entered into a
Sales and Distribution agreement with a European Entity.
Pursuant to the terms of the Agreement, the European
Entity was granted the exclusive right to market Ampligen in Spain, Portugal and Andorra for the treatment of Myalgic Encephalitis/Chronic Fatigue Syndrome ("ME/CFS").
In addition to other terms and other projected payments, the European Entity paid an initial and non refundable fee of 625,000 Euros (approximately $545,000) to Hemispherx
S.A. on April 24, 2002.

ITEM 2:	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Report on Form 10-Q ("Form 10-Q"), constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessary all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below, which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, the "Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-Q. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview
In the course of almost three decades, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and the development of therapeutic products for the treatment of chronic diseases. Our strategy is to use our proprietary drugs technology, including our lead Ampligen, to treat certain diseases for which adequate treatment is not available. We seek the required regulatory approvals which will allow the progressive introduction of Ampligen for Myalgic Encephalomyelitis/Chronic Fatique Syndrome ("ME/CFS"), HIV, Hepatitis C ("HCV") and Hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. Ampligen is currently in Phase III clinical trials in the U.S. for use in the treatment of ME/CFS and is in Phase IIb clinical trials in the U.S. for the treatment of newly emerged multi-drug resistant HIV, and for the control of HIV RNA blood levels after stopping potentially toxic anti-HIV drug cocktail which had been controlling the HIV virus.

The Objective of the Phase III ME/CFS clinical study, deemed Amp 516, is to evaluate the safety and efficacy of Ampligen as a treatment for patients afflicted with ME/CFS. This clinical trial now has more than 200 patients participating. The patients complete a Stage I forty week, double blind, randomized, placebo, controlled portion of the trial and then move into the Stage II or the open label treatment portion of the trial.

Our newly initiated AMP 719 and 720 HIV Clinical Trial are being conducted with individuals infected with HIV who are being treated with a combination of three or more antiviral drugs. The use of these various anti-HIV drug combinations is often referred to as Highly Active anti-retroviral therapy ("HAART"). Our Amp 720 clinical trial is enrolling patients who are chronically HIV infected and have been receiving a HAART regimen prior to starting what is termed strategic treatment intervention ("STI"). STI is the cessation of HAART therapy until HIV rebounds. STI becomes necessary for many HIV patients receiving HAART therapy as the combination of antiviral drugs eventually results in significant cumulative toxicities. By using Ampligen in combination with STI of HAART, we will undertake to boost the patients' own immune system's response to help them control their HIV when they are off HAART. The Company's expectation is that Ampligen has potential to lenghten the HAART-free time interval with a resultant decrease in HAART-induced toxicities. The ultimate potential, which of course requires full clinical testing to accept or reject, is that Ampligen may potentiate STI of HAART to the point that the cell mediated immune system will be sufficient to eliminate requirement for HAART. Our newly initiated AMP 720 HIV Clinical Trial is being conducted with individuals infected with HIV who are responding well to HAART at the moment. All patients will have been receiving the indicated HAART regimen prior to starting STI. This trial applies STI of HAART based on the hypothesis that careful management of HIV rebound following STI may have potential to result in the development of protective immune responses to HIV in order to achieve control of HIV replication. The Company believes that the addition of Ampligen, with its potential immunomodulatory properties, may reasonably be expected to achieve this outcome, although no positive results can be assured. The targeted enrollment of the AMP 720 Clinical Trial is 120 HIV-infected person's. We expect to have 60 people on STI with Ampligen and 60 people on STI without Ampligen. The length of this stage of the trial and other studies will be determined by an analysis of the interim results.

The Company expects enrollment in this clinical trial to accelerate as we recruit more investigators and based on the analysis and presentation of interim results at International HIV meetings. The length of this stage of the trial and other studies will be determined by an analysis of the interim results.

Our proprietary drug technology utilizes specifically configured ribonucleic acid (RNA) and is protected by more than 350 patents worldwide, with over 80 additional patent applications pending to provide further proprietary protection in various international markets. Certain patents apply to the use of Ampligen alone and certain patents apply to the use of Ampligen in combination with certain other drugs. Some composition of matter patents pertain to other new potential medications which have a similar mechanism of action.

On March 20, 2002 our European Subsidiary Hemispherx
Europe, S.A. ("Hemispherx, S.A.")entered into a Sales and
Distribution agreement with a European Entity. Pursuant to the terms of the agreement, the European Entity was granted the exclusive right to market Ampligen in Spain, Portugal and Andorra for the treatment of Myalgic/Chronic
Fatigue Syndrome ("ME/CFS"). In addition to other terms and other projected payments, the European Entity paid an initial and non-refundable fee of 625,000 Euros
(approximately $545,000) to Hemispherx, S.A. on April 24,
2002. The European Entity is to pay a fee of 1,000,000
Euros after FDA approval of Ampligen for the treatment of ME/CFS and a fee of 1,000,000 Euros upon Spain's approval of the final marketing authorization for using Ampligen for the treatment of ME/CFS. Also, the European Entity is to purchase from Hemispherx S.A. 1,000,000 Euros of its convertible securities due September 30, 2003.

We have three domestic subsidiaries: BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which are incorporated in Delaware. Our foreign subsidiaries include Hemispherx BioPharma Europe, N.V./S.A. which was established in Belgium in 1998 and Hemispherx Biopharma, S.A. which was established in Luxembourg during 2002. Our principal executive offices are located at One Penn Center, 1617 JFK Boulevard, Philadelphia, Pennsylvania 19103, and our telephone number is (215) 988-0080.


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


We may continue to incur substantial losses and our future profitability is uncertain

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our Clinical trial effort and expanded our efforts in Europe. As of March 31, 2002 our accumulated deficit was approximately
$93,137,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitably.

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

To date, no consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents. There can be no assurance that patent applications relating to our products or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology. It is generally anticipated that there may be significant litigation in the industry regarding patent and intellectual property rights. Such litigation could require substantial resources from us. No assurance can be made that our patents will provide competitive advantages for our products or will not be successfully challenged by competitors. No assurance can be given that patents do not exist or could not be filed which would have a materially adverse effect on our ability to market our products or to obtain or maintain any competitive position that we may achieve with respect to our products. Our patents also may not prevent others from developing competitive products using a different technology.

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

We have never produced Ampligen or any other products in large commercial quantities. Ampligen is currently produced only for use in clinical trials. We must manufacture our products in compliance with regulatory requirements in commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facili-ties. We are dependent upon certain third party supplies for key components of the proposed products and for substantially all of the production process. If we cannot manufacture commercial quantities of Ampligen or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.

If our distributors do not market our product successfully, we may not generate significant revenues or become profitable.

We have limited marketing and sales capability.
Accordingly we may need to enter into marketing agreements and third party distribution agreements for our products in order to generate significant revenues and become profitable. To the extent that we enter into co-marketing or other licensing arrangements, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our agreement with Gentiva Health Services offers the potential to provide significant marketing and distribution capacity in the United States while licensing and marketing agreements with certain foreign firms should provide an adequate sales force in South America, Africa, United Kingdom, Australia and New Zealand, Canada, Austria,
Spain and Portugal.

Our partners may not be able to deliver treatment and services to chronic disease patients including infusion services, home nursing and other medical services through a national network of more than 500 locations. We cannot assure that our domestic or our foreign marketing partners will be able to successfully distribute our products, or that we will be able to establish future marketing or third party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a materially adverse effect on us.


Ampligen safety profile and scientific literature.

 We believe that Ampligen has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15% of patients treated in our various studies. This reaction is occasionally accompanied by erythema, a tightness of the chest, tachycardia, anxiety, shortness of breath, subjective reports of "feeling hot," sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by slowing the infusion rate. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, urticaria (swelling of the skin), bronchospasm, transient hypotension, photophobia, rash, bradycardia, transient visual disturbances, arrhythmias, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effect typically subside within several months. One or more of the potential side effects might deter usage of Ampligen in certain clinical situations and therefore, could adversely effect potential revenues and physician/patient acceptability of our product. In general, we believe that the relative safety profile to date has been well tolerated given the severe Chronic diseases being targeted.


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

Rapid technological change.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities than we do, as well as substantial marketing, financial and managerial resources, and represent significant competition for us. There can be no assurance that developments by others will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with technological developments.

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

Litigation involving us and Manuel Asensio and Asensio &
Company,Inc.

In 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc.("Asensio"). The action included claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the Asensio's false and defamatory statements. The complaint further alleges that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present. In 1999, Asensio filed an answer and counterclaim alleging that and in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about
Asensio. We denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002 resulting in a withdrawl with prejudice of the counterclaim against us. The Court's dismissal of our claims of tortuous interference and conspiracy resulted in a jury verdict disallowing the claims against the defendants for defamation and disparagement. The Court now has under consideration a motion to enter a verdict in favor of the Company against the defendants and award a new trial only on the issues of causation and damage or to award a new trial on all claims of the Company against the defendants.

In May 2000, we received notice of a claim by Asensio in the Supreme Court of the State of New York against us, our Chairman and Chief Executive Officer, William A Carter and our prior auditors in which it was alleged that we defamed them in oral and written communications made in March 2000. The Supreme Court of the State of New York dismissed the claim against Dr. Carter in March, 2001 and dismissed the claim against us in January, 2002.

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

Critical Accounting Policies

Financial Reporting Realese No. 60., which was released by the Securities and Exchange Commision, requires all companies to include a discussion of critical accounting policies or method used in the preparation of financial statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:
Use of Estimates

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

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No.
121. "Accounting for Long-Lived Assets and Long Lived
Assets to be disposed of," requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. We assess the recoverability of fixed assets and intangibles based on undiscounted estimated future operating cash flows. If we determine that the carrying values have been impaired, the measurement and recognition of the impairment will be based on estimated future operating cash flows. During the fourth quarter of 2001, we recognized an impairment of $485,000 in connection with goodwill related to equity investments of ours. As of March 31, 2002, management believes that the carrying value of the remaining long-lived assets and identifiable intangibles have not been impaired.

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

Research and Developments Costs

Research and development costs are direct costs related to both future and present products and are charged to operations as incurred. The Company recognized research and development costs of $1,765,000, and $1,292,000 in the quarters ending March 31, 2001 and 2002 respectively.


RESULTS OF OPERATIONS

Three months ended March 31, 2002 versus Three months ended
March 31, 2001

    Our net loss for the three months ended March 31, 2002 was approximately $1,488,000 compared to a $2,480,000 loss recorded for the comparable period in 2001. This $992,000 reduction in losses recorded in March 2002 reflects the benefits of licensing fee income in the amount of $545,000 recorded in March 2002 and lower operating expenses totaling $555,000.

Licensing fee income of $545,000 was realized in the first quarter of 2002 as a result of the Sales and Distribution agreement executed with a European Entity in March 2002.
This agreement grants the European Entity the right to market Ampligen for use in treating ME/CFS patients in Spain, Portugal and Andorra. Refer to note 4 of this report for more information on this agreement.

Revenues from our ME/CFS Cost Recovery Clinical Treatment programs ("cost recovery")in the U.S. and Europe were down $59,000. Our U.S. cost recovery efforts have been reduced as expected during the past year due to our renewed focus and efforts to recruit and enroll ME/CFS patients for the double blind, randomized, placebo controlled, Phase III ME/CFS clinical trial. Interest income was down $52,000 when compared to the same three months in 2001, a reduction which can be contributed primarily to lower interest rates earned on short term money market securities and also to a lower amount of funds available to invest.

Our overall Research and Development Costs of $1,292,000 in the three months ended March 31, 2002 were also down $473,000 compared to the same period in 2001. Costs relating to manufacturing, research, clinical and other expense relating to our ME/CFS Phase III clinical trial were down $292,000. This study was initiated for the purpose of testing the safety and efficacy of Ampligen in treating ME/CFS patients. We expect to complete the study and start analyzing the clinical data this year. Total costs relating to the HIV trials initiated last year were up approximately $56,000 reflecting the recruitment of patients to participate in the two HIV studies involving the use of Ampligen in treating HIV afflicted patients in connection with their regular therapy.

General and Administrative expenses (excluding stock compensation expenses) were $829,000 in the three months ended March 31, 2002 compared to $911,000 for the same period in 2001. The increase in expenses of $180,000 basically reflects increased legal expenses related to the jury trial conducted in the Asensio matter in January/February 2002. While the Court now has under consideration a motion to enter a verdict in our favor against the defendants and award a new trial only on the issues of causation and damage or to award a new trial on all of our claims against the defendants, our legal expenses should be much lower in the ensuing months. Stock compensation expenses were lower by $262,000 in the three months period ended March 31, 2002 compared to the same period in 2001 as there were no warrants issued in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments were $6,194,000 as of March 31, 2002 compared to $8,417,000 at
December 31, 2001 reflecting a net decrease of cash in the amount of $2,223,000 in the first three months of 2002.
Overall working capital (current assets less current liabilities) only decreased $1,359,000 during this three month period, reflecting the benefit of the license fee receivable and increase in prepaid expenses.

Operating activities utilized $2,251,000 million reflecting cash outlays in support of the ME/CFS Phase III clinical trial as well as the Phase IIb HIV trials now underway. In addition we have significantly invested in expanding our capacity to manufacture liquid Ampligen doses through outside suppliers as well as expended funds to increase our inventories and supply of Ampligen. These expenditures were made to assure an adequate and stable supply of Ampligen to support the ongoing clinical trials as well as provide the capacity to manufacture Ampligen in commercial quantities. Some portion of these costs are expected to be recovered under the expanded access, cost-recovery, programs authorized by FDA and regulatory bodies in other countries. Overall, clinical trial costs should decline somewhat over the next six months as the phase III
ME/CFS clinical trial winds down. The costs of the Phase
IIb HIV trials should increase as more patients are recruited. However the timing and costs of the HIV trials should produce lower overall clinical costs due to certain inherent efficiencies of running the two clinical trials in parallel.

During March 2002, Hemispherx Biopharma Europe, S.A.
(Hemispherx S.A.) was authorized to issue up to 22,000,000
Euros of seven percent (7%) convertible securities. Such securities will be converted into a specified number of Hemispherx S.A. shares of stock pursuant to the securities agreement. These securities are to be privately placed as the market allows.

Pursuant to the terms of the Sales and Distribution agreement executed in March 2002, a European Entity paid Hemispherx Europe, S.A. an initial and non refundable fee of 625,000 Euros (approximately $545,000) on April 24, 2002. In addition, the European Entity is to pay a fee of 1,000,000 Euros after FDA approval of Ampligen for the treatment of ME/CFS in the U.S. and a fee of 1,000,000 Euros after issuance of final marketing authorization by Spain for the use of Ampligen for the treatment of ME/CFS. Additionally, the European Entity is to purchase from Hemispherx S.A. 1,000,000 Euros of its seven percent (7%) convertible securities due September 30, 2003.

In the event that additional funding is needed to support our operations, we believe that such funding will be available by one or more of the following: 1) a private or public placement of equity in either Hemispherx Biopharma, Inc.

or our European subsidiary, Hemispherx Europe S.A. 2) funds derived from the granting of licensing agreements or
3) proceeds from warrantholders exercising warrants. Any additional equity funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of our clinical trials for which cost recovery from participants has been approved.

ITEM 3:   Quantitative and Qualitative Disclosures About
Market Risk

Excluding obligations to pay us for various licensing related fees, we had approximately $6,194,000 in cash, cash equivalents and short term investments at March 31, 2002. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. The Company employs established conservative policies and procedures to manage any risks with respect to investment exposure.

Part II OTHER INFORMATION

ITEM 1:   Legal Proceedings

Refer to Part I, item 2: "Management's discussion and
Analysis" of Financial Condition and Results of Operation,
Risk Factors: Litigation involving us and Manuel Asensio and
Asensio & Company, Inc.


ITEM 3:   Defaults in Senior Securities

None

ITEM 4:   Submission of Matters to a Vote of Security Holders

None

ITEM 5:   Other Information

We plan to conduct our Annual Meeting of Shareholders in Philadelphia, PA on August 14, 2002. More details will be forthcoming in our notice of Shareholder meeting and proxy statement now scheduled to be released in late June, 2002.

Dr. Iraj-Eghbal Kiani, M.B.A., M.Phil/Phd., President and owner of the Atlantic Oil Company has acepted a position on the Board of Directors and Executive Committee.

ITEM 6:   Exhibits and Reports on Form 8K

(a)Exhibits
          None filed with this report


(b)       Reports on Form 8-K

        None

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA,
INC.


                                     /S/ William A. Carter
                                   ---------------------------
Date: May 15, 2002                   William A. Carter, M.D.
                                     Chief Executive Officer
                                     & President



                                     /S/ Robert E. Peterson
                                    --------------------------
Date: May 15, 2002                   Robert E. Peterson
                                     Chief Financial Officer









4

5

30