Form 10-Q
period 2002-06-30
HEMISPHERX BIOPHARMA INC
filed 2002-08-14
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
            /X/ Yes        / / No
32,616,408 shares of common stock issued and outstanding as of August 9, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    June 30,
                                                    2001          2002
                                                 -----------   -----------
                                                               (Unaudited)
                              ASSETS
Current assets:

  Cash and cash equivalents                          $3,107       $3,298
  Short Term investments                              5,310        2,542
  Accounts receivable                                     8           10
  Prepaid expenses and other current assets             381          224

                                                 -----------    ----------
    Total current assets                             8,806         6,074

  Property and equipment, net                           246          199
  Patent and trademark rights, net                    1,025        1,026
  Investments in unconsolidated affiliates            1,878        1,160
  Other assets                                           80           53
                                                 -----------    ----------
      Total assets                                  $12,035      $ 8,512
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                $      979     $   625
  Accrued expenses                                       293         193
                                                 -----------    ----------
    Total current liabilities                          1,272         818
                                                 -----------    ----------
Commitments and contingencies:

  Minority interest in subsidiary (Note 5)                 -         946

Stockholders' equity:
  Common stock                                            33          33
  Additional paid-in capital                         106,832     106,970
  Accumulated other comprehensive income                  17          17
  Treasury stock - at cost                           (4,470)      (4,501)
  Accumulated deficit                                (91,649)    (95,771)
                                                 -----------    ----------
    Total stockholders' equity                        10,763       6,748
                                                 -----------    ----------
     Total liabilities and stockholders' equity      $12,035    $  8,512
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                              For the Three months ended
                                                      June 30,
                                              --------------------------
                                                    (Unaudited)
                                                  2001           2002
                                               ----------     ----------
Revenues:
 Cost recovery - clinical treatment programs  $     101          $ 134
 					       ----------     ----------


Costs and expenses:
  Research and development                        1,468          1,246
  General and administrative                      1,036            851
                                               ----------      ----------
    Total cost and expenses                       2,504          2,097

Interest and other income                            86             25
Loss on investment due to impairment                  -           (678)
Equity in loss of unconsolidated affiliate          (26)           (18)

                                               ----------       ----------
   Net loss                                     $(2,343)        $(2,634)
                                               ==========       ==========




Basic and diluted loss per share                $  (.08)         $ (.08)
                                               ==========       ==========

Basic and diluted weighted
average common shares outstanding              30,109,219       32,086,966
                                               ===========      ==========



See accompanying notes to condensed consolidated financial statements.

              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                              For the Six months ended
                                                      June 30,
                                             --------------------------
                                                    (Unaudited)
                                                  2001          2002
                                               ----------    ----------
Revenues:
 Cost recovery - clinical treatment programs  $     228       $  184
 License fee income                                  -           563
					       ----------     ----------
                                                    228          747

Costs and expenses:
  Research and development                        3,176        2,538
  General and administrative                      2,004        1,680
                                               ----------     ----------
    Total cost and expenses                       5,180        4,218

Interest and other income                           180           67
Loss on investment due to impairment                  -         (678)
Equity in loss of unconsolidated
Affiliate                                           (51)         (40)
                                               ----------     ----------
   Net loss                                     $(4,823)      $(4,122)
                                               ==========     ==========




Basic and diluted loss per share                $  (.16)       $ (.13)
                                               ==========      ==========

Basic and diluted weighted
average common shares outstanding              30,035,522      32,079,327
                                               ===========     ==========



See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                              	 For the Six months ended
                                                         June 30,
                                                --------------------------
                                                        (Unaudited)
                                                      2001          2002
                                                    --------     ---------
Cash flows from operating activities:

 Net loss                                           $(4,823)      $(4,122)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation of property and equipment                  71            47
 Amortization of patents rights                         191            53
 Write-off of patent rights                              29             -
 Stock option and warrant compensation  and
    service expense                                     595             -
 Equity in loss of unconsolidated affiliates             51            40
 Loss in investment due to impairment                    -            678
Changes in assets and liabilities:
  Accounts receivable                                    49            66
  Prepaid expenses and other current assets              71           114
  Accounts payable                                     (422)         (281)
  Accrued expenses                                       49          (100)
  Other assets                                          (21)            2
           -
                                                     --------    ----------
Net cash (used in) operating activities              (4,160)       (3,503)
                                                     --------    ----------
Cash flows from investing activities:
 Additions to patent rights                             (67)          (54)
 Maturity of short term investments                   4,657         5,310
 Purchase of short term investments                  (2,401)       (2,542)
 Investments in unconsolidated affiliates               (22)           _

                                                     ---------   ----------
 Net cash  provided by investing activities           2,167         2,714
                                                     ---------   ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                  73             6
 Proceeds from exercise of warrants                   1,147            59
 Proceeds from issuance of preferred stock
 of subsidiary                                           -            946
 Purchase of treasury stock                            (363)          (31)
                                                     --------     ---------
  Net cash provided by financing activities             857           980
                                                     ---------    ---------
Net increase (decrease) in cash and cash equivalents (1,136)          191
Cash and cash equivalents at beginning of period      3,721         3,107
                                                     ---------    ---------
Cash and cash equivalents at end of period           $2,585        $3,298
                                                     =========    =========
Supplemental disclosures of cash flow information:

Issuances of common stock for accounts payable           -        $   100
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

In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been includ-ed. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2: STOCK COMPENSATION

This charge consists of the fair market value of warrants issued to outside parties for services rendered on behalf of the Company.
Stock/Warrant compensation expense has no effect on shareholder equity as it is offset by an increase in additional paid in capital.

The Company recorded $595,000 in non-cash stock compensation expense in the first six months of 2001. These charges were the result of actions taken by the Board of Directors in 1) extending the expiration date of certain non public warrants which produced stock compensation expense of $262,000 and 2) the granting of warrants to certain financial advisors which produced stock compensation expense of $333,000.

Note 3:  INVESTMENTS

Investments in unconsolidated affiliates:

In 1998, the Company invested $1,074,000 for a 3.3% equity interest in R.E.D. Laboratories ("R.E.D."). R.E.D. is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue Syndrome and other chronic immune diseases. We have a research collaboration agreement with R.E.D. to assist in this development. R.E.D. is headquartered in Belgium. The investment was recorded at cost. In June, 2002 we recorded a non-cash charge of $678,000 to operations with respect to our investment in R.E.D. This charge was the result of our determination that R.E.D.'s business had not yet evolved to the point that our carrying value of this investment could be supported.
Our net investment as of June 30, 2002 was $396,000.


On May 11, 1999, the Company acquired a 15% interest in California Institute of Molecular Medicine ("CIMM") for $375,000. On May 16, 2000, the Company acquired an additional 15% interest in CIMM. The Company currently has a total interest of 30% in CIMM for a total of $750,000. CIMM is developing therapy for treating Hepatitis C virus. The investment has been recorded by the equity method. During the fourth quarter of 2001, the Company recorded a non-cash charge of $485,000 to operations with respect to the Company investment in CIMM. This charge is a result of the Company determination that CIMM'S operation had not yet evolved to the point where the Company's full carrying value of this investment could be supported pursuant to the guidelines of APB opinion No. 18. The $485,000 represents the unamortized balance of goodwill included as part of the Company investment. The Company's net investment in CIMM was $64,469 at June 30, 2002.

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

Note 4:  LICENSING FEE INCOME
On March 20, 2002 our European Subsidiary Hemispherx Biopharma Europe, S.A. ("Hemispherx, S.A.") entered into a Sales and Distribution agreement with Laboratorios del Dr. Esteve S.A. ("Esteve"). Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen in Spain, Portugal and Andorra for the treatment of Myalgic Encephalitis/Chronic Fatigue Syndrome ("ME/CFS"). In addition to other terms and other projected payments, Esteve paid an initial and non refundable fee of 625,000 Euros (approximately $545,000) to Hemispherx S.A. on April 24, 2002 as the first part of a series of milestone based payments. In addition, Esteve acquired 1,000,000 Euros of Hemispherx S.A.'s preferred equity certificates on May 23, 2002. (Refer to Note 5 of this report for the terms and conditions of these securities.)

Note 5: MINORITY SHAREHOLDER INTEREST

Laboratorios del Dr. Esteve S.A. purchased 1,000,000 Euros of Hemispherx Biopharma Europe S.A.'s convertible preferred equity certificates on May 23, 2002. Currently these securities will pay a 7% dividend and will be converted into 1.14% of the outstanding common stock of Hemispherx Biopharma Europe S.A. upon completion of an initial public offering ("IPO") on a European stock exchange on or before September 30, 2003 whichever comes earlier. The terms and conditions of these securities are being changed so that these preferred equity certificates will be converted into the common stock of Hemispherx Biopharma, Inc. in the event that a European IPO is not completed by September 30, 2003. In this event the conversion rate is 300 shares of Hemispherx Biopharma,Inc.'s common shares for each 1000 Euro convertible preferred certificate.

ITEM 2:	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Report on Form 10-Q ("Form 10-Q"), constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below, which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, the "Company", "we or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-
Q. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview
We are a biopharmaceutical firm that focuses on the development of Ribonucleic Acid (RNA) drug technology intended to enhance the immune system of the body by boosting the natural anti-viral defense system. Our specially configured RNA technologies represent a potential new class of pharmaceutical products for use in treating viral diseases and disorders of the immune system. Our experimental drug, Ampligen, is currently being developed for the treatment of Myalgic Encephalomyelitis/Chronic Fatique Syndrome ("ME/CFS") and HIV disease. We have four clinical trials underway in the United States consisting of 1) a Phase III clinical trial to measure the safety and efficacy of Ampligen in treating patients with ME/CFS and 2) a treatment protocol with recovery of the cost of the Ampligen for severely debilitated CFS patients and 3) a Phase IIb clinical trial to evaluate the safety and efficacy of Ampligen in treating drug resistant HIV patients for control of HIV and for immune system enhancement by adding Ampligen to the current cocktail of anti-HIV drugs called "HAART", and 4) a Phase IIb clinical trial designed to evaluate the use of Ampligen in treating patients already controlling their HIV on HAART as a way to improve HIV control off of HAART during a so called Strategic Treatment Intervention or (STI). This approach is designed to try to prevent serious drug toxicities that are seen with highly active antiretroviral therapy ("HAART").

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


We may continue to incur substantial losses and our future profitability is uncertain

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our Clinical trial effort and expanded our efforts in Europe. As of June 30, 2002 our accumulated deficit was approximately $95,771,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitably.

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

Ampligen is currently produced only in limited quantities for use in our clinical trials and we are dependent upon certain third party suppliers for key components of our products. The failure to continue these arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Our current facilities are not adequate for the production of our proposed products for large-scale commercialization. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA EMEA and HPB pertaining to Good Manufacturing Practices ("GMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

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


Critical Accounting Policies

Financial Reporting Release No. 60., which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:
Use of Estimates

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

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121. "Accounting for Long-Lived Assets and Long Lived Assets to be disposed of," requires that long-lived assets and certain identifiable intangibles, including goodwill, be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. We assess the recoverability of fixed assets and intangibles based on undiscounted estimated future operating cash flows. If we determine that the carrying values have been impaired, the measurement and recognition of the impairment will be based on estimated future operating cash flows. During the fourth quarter of 2001, we recognized an impairment of $485,000 in connection with goodwill related to equity investments of ours. In June, 2002 we recognized an impairment of $678,000 with respect to another investment whose operations had not evolved to the point where the company's full carrying value could be supported. As of June 30, 2002, management believes that the carrying value of the remaining long-lived assets and identifiable intangibles have not been impaired.

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

Research and Developments Costs

Research and development costs are direct costs related to both future and present products and are charged to operations as incurred. The Company recognized research and development costs of $3,176,000 and $2,538,000 in the six month period ending June 30, 2001 and 2002 respectively.

New Accounting Pronouncements
In April 2002, the FASB issued SFAS No. 145, "Recission of FASB statements No. 4,44 and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, be classified as an extraordinary item, net of related income tax. Effective January 1, 2003, pursuant to SFAS 145, the treatment of debt is to be included in "Other Income" in the Financial Statements. Currently the Company believes that the adoption of SEAS 145 will not have an impact on it's financial position and results of operations.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 versus Three months ended June 30, 2001
-------------------------------------------------------------------------
Our recorded losses of $2,634,000 in the three months ended June 30, 2002 were $291,000 higher than the same period in 2001. Our losses in 2002 include a $678,000 write down of our investment in R.E.D. Labs ("R.E.D.") due to the conclusion that R.E.D.'s operations had not evolved to the point where the company's full carrying value could be supported.
Our investment in R.E.D. is now carried at $396,000. The losses of $2,343,000 recorded in the three months ended June 30, 2001 includes non-cash stock compensation expense of $333,000. Excluding these two substantial non-cash transactions, our losses were $1,956,000 in 2002 versus $2,010,000 in 2001.

Revenues from our ME/CFS cost recovery clinical program were up $33,000 from the same period a year ago primarily reflecting an increase in our clinical efforts in Austria to initiate ME/CFS cost recovery clinical programs. Over the past year the focus of our U.S. clinical resources has been directed toward concluding the Phase III ME/CFS clinical trial and initiating and conducting the Phase IIb HIV clinical trials now in progress.

Research and Development ("R&D") costs were down $222,000, in part, due to lower expenses related to the Phase III ME/CFS clinical trial. This clinical trial is a double blind, randomized, placebo controlled study of treating ME/CFS with Ampligen. The Amp 719 and Amp720 Phase IIb HIV clinical trials are progressing and the expenses related to these studies increase as more HIV patients are enrolled in these studies. Our overall objective is to recruit 120-130 patients to participate in each of these studies. These studies are "open label" and therefore we have concurrent data as to the health status and progress of each patient enrolled in these trials.

Excluding the $333,000 stock compensation charge in 2001, General and Administrative ("G&A") expenses were up $146,000 in the months three ended June 30, 2002 compared to the same period in 2001. This increase reflects slightly higher costs for a varity of expenses, ie; Insurance premiums, office rents, public relations, office supplies, stock market registration fees and travel. Insurance premiums for liability, property and product liability coverage have increased substantially. Our headquarters rent expense has increased due to the escalator provision for operating expenses in the lease. Increased travel expenses primarily relate to the travel required to negotiate and finalize various marketing, distribution and equity placement agreements.

We had no stock compensation expense in the three month ended June 30, 2002. In this same period in 2001, we recorded a non-cash charge of

$333,000 reflecting the grant of warrants to purchase common stock to certain individuals that serve as financial advisors to the Company.

Interest income was $25,000 for the three months ended June 30, 2002 versus interest income of $87,000 during the same period in 2001. This decrease in interest income reflects the significant drop in rates earned on money market securities as well as less funds available to invest in 2002.


Six months ended June 30, 2002 versus six months ended June 30, 2001
---------------------------------------------------------------------
Our losses for the six months ended June 30, 2002 were approximately $4,122,000 compared to losses of $4,823,000 in the same period of 2001. These losses include non cash expenses. This reduction in losses of approximately $701,000 is basically due to license fee income received in 2002 and lower research and development ("R&D") and general and administrative ("G&A") expenses in 2002.

Revenues were up $519,000 in the six months ended June 30, 2002 compared to the same period in 2001. This increase in 2002 revenues is due to licensing fee income paid by Laboratorios del Dr. Esteve, S.A. ("Esteve") pursuant to the marketing and distribution agreement executed in March, 2002. This agreement, which provides for additional milestone agreements, gives Esteve the exclusive right, upon regulatory approval, to market and distribute Ampligen in Spain, Portugal and Andorra for the treatment of ME/CFS.

R&D expenses in the six months ended June 30, 2002 was approximately $2,538,000 or some $638,000 lower than R&D expenses recorded in the six months ended June 30, 2001. These expenses consist of direct costs incurred for research, drug production clinical trials and related expenses. Drug production costs were down by some $272,000 in 2002 versus 2001 primarily due to the purchases of Ampligen inventories in the six months ended June 30, 2001. This build up of inventories in 2001 was in anticipation of increased Ampligen needs in our ME/CFS and HIV clinical trials. All costs relating to the production of Ampligen are expensed as incurred, therefore we do not carry a value for inventories on our books, even through we actually have a significant investment in inventory on hand. Costs related to the Phase III ME/CFS clinical trial were down some $360,000 in the six months ended June 30, 2002 versus the same period in 2001 as we had fewer patients enrolled. Cost related to the Phase IIb HIV clinical trials were up some $291,000 in 2002 versus 2001.

These trials were initiated last fall and investigator/patient recruitment has been underway since that time. Our objective is to recruit and enroll 120-130 HIV patients in each of these trials.

G&A expenses were $1,680,000 in the six months ended June 30, 2002 versus expenses of $2,004,000 for the same period in 2001. Without non-cash stock compensation expense, our G&A expenses were $1,680,000 in 2002 versus $1,409,000 in 2001. The increase of $271,000 in 2002 expenses include increased costs for 1) insurance premiums, 2) legal fees related to the January 2002 Asensio trial, 3) public relations, 4) shareholder communications, 5)escalation of office rents and 6) American Stock Exchange fees.

We had no stock compensation expense in the six months ended June 30, 2002. Stock compensation expense for the same period in 2001 totaled $595,000 and consisted of extending the term of certain non-public warrants to buy common stock and the granting of non-public warrants to buy common stock to investment bankers serving as financial advisors to us.

Interest income for the six months ended June 30, 2002 was down some $113,000 compared to the same period in 2001. This decrease in interest income is primarily due to lower money market rates and less funds to invest in 2002 versus 2001.

In June, 2002 we reviewed our $1,074,000 investment in R.E.D. and concluded that R.E.D.'s operations had not evolved to the point where the company's full carrying value could be supported. We determined that our 3.3% interest in R.E.D. was impaired. Accordingly we wrote off $678,000 of our R.E.D. investment.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments were $5,840,000 as of June 30, 2002 compared to $8,417,000 at December 31, 2001 reflecting a net decrease of cash in the amount of $2,577,000 in the first six months of 2002.

Operating activities utilized $3,503,000 reflecting cash outlays in support of the Phase III ME/CFS clinical trial as well as the Phase IIb HIV trials now underway. In addition we have significantly invested in expanding our capacity to manufacture liquid Ampligen doses through outside suppliers as well as expended funds to increase our supplies of Ampligen. These expenditures were made to assure an adequate and stable supply of Ampligen to support the ongoing clinical trials as well as provide the capacity to manufacture Ampligen in commercial quantities. Some portion of these costs are expected to be recovered under the expanded access, cost-recovery, programs authorized by the FDA and regulatory bodies in other countries. The costs of the Phase IIb HIV trials should increase as more patients are recruited. However the costs of these HIV trials should be lower overall due to certain inherent efficiencies of running the two clinical trials in parallel.

During March 2002, Hemispherx Biopharma Europe, S.A. (Hemispherx S.A.) was authorized to issue up to 22,000,000 Euros of seven percent (7%) convertible preferred equity securities. Such securities can be converted into a specified number of shares of common stock of Hemispherx Biopharma Europe S.A. These securities are to be privately placed as the market allows.

Pursuant to the terms of the Sales and Distribution agreement executed in March 2002, laboratorios del Dr. Esteve S.A.("Esteve") paid Hemispherx Europe, S.A. an initial and non refundable fee of 625,000 Euros (approximately $545,000) on April 24, 2002. Among other requirements, Esteve is to pay a fee of 1,000,000 Euros after FDA approval of Ampligen for the treatment of ME/CFS in the U.S. and a fee of 1,000,000 Euros after issuance of final marketing authorization by Spain for the use of Ampligen for the treatment of ME/CFS. Additionally, Esteve purchased 1,000,000 Euros of Hemispherx Biopharma, S.A.'s Preferred Equity Certificates in May, 2002. (Refer to Note 5 of this report for the terms and conditions of these securities.)


In the event that additional funding is needed to support our operations, we believe that such funding will be available by one or more of the following: 1) a private or public placement of equity in either Hemispherx Biopharma, Inc. or our European subsidiary, Hemispherx Europe S.A. 2) funds derived from the granting of licensing agreements or 3) proceeds from warrantholders exercising warrants, and 4) the possibility of revenues from partial or full marketing approval in countries outside Europe and north America. Any additional equity funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of our clinical trials for which cost recovery from participants has been approved.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

Excluding obligations to pay us for various licensing related fees, we had approximately $5,840,000 in cash, cash equivalents and short term investments at June 30, 2002. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. The Company employs established conservative policies and procedures to manage any risks with respect to investment exposure.

Part II - OTHER INFORMATION

ITEM 1:   Legal Proceedings
In 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc.("Asensio"). The action included claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the Asensio's false and defamatory statements. The complaint further alleged that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present. In 1999, Asensio filed an answer and counterclaim alleging that in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about Asensio. We denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002 resulting in a withdrawal with prejudice of the counterclaim against us. A jury verdict disallowed the claims against the defendants for defamation and disparagement. However, on July 2, 2002 the Court entered an order granting us a new trial against Asensio for defamation and disparagement. On July 10, 2002 Asensio filed a Notice of Appeal to the Superior Court of Pennsylvania from order of July 2, 2002.

In June 2002 a former ME/CFS clinical trial patient and her husband filed a claim in the Superior Court of New Jersey, Middlesex County, against us, one of our clinical trial investigators and others alleging that she was harmed in the ME/CFS clinical trial as a result of negligence and breach of warranties. We believe the claim is without merit and we are defending the claim against us through our product liability insurance carrier.

In July 2002 we filed suit against Federal Insurance Company ("Federal") seeking (1) a judicial order declaring our rights and the obligations of Federal under the insurance policy Federal sold to us (2) monetary damage for breach of contract resulting from Federal's refusal to fully defend us in connection with the Asensio litigation (3) monetary damages to compensate us for Federal's breach of its fiduciary duty faith and dealing and (4) monetary damages, interest, costs, and attorneys fees to compensate us for Federal's violation of the Pennsylvania Bad Faith Statute.
ITEM 2:   Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2002, we issued an aggregate of 14708 shares of common stock to two parties, for an aggregate of $46,000 in proceeds. All of these shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933. No commission were paid with regard to these sales.



ITEM 3:   Defaults in Senior Securities

None

ITEM 4:   Submission of Matters to a Vote of Security Holders

None

ITEM 5:   Other Information

In keeping with good corporate governance the Board of Directors is establishing a nominating committee composed solely of outside independent directors. On occasion, and to a limited extent, the Company utilized the individual expertise of one or more of its outside independent directors, and to that extent and for that purpose, the outside independent directors may be deemed affiliated outside independent directors while continuing to meet the stringent qualifications of independent directors as set forth in Section 121A of the American Stock Exchange regulations.

ITEM 6:   Exhibits and Reports on Form 8K

(a)Exhibits

      99.1 Statement under oath of principal executive officer
      99.2 Statement under oath of principal financial officer

(b)       Reports on Form 8-K
          None

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: August 14, 2002                  William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: August 14, 2002                    Robert E. Peterson
                                     Chief Financial Officer

       28                                       Exhibit 99.1
                   Hemispherx Biopharma, Inc.
-------------------------------------------------------------------------------

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

I, William A. Carter, Chief Executive Officer, state and attest that:

(1) To the best of my knowledge, based upon a review of the covered reports of Hemispherx Biopharma, Inc., and, except as corrected or supplemented in a subsequent covered report:

* No covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

* No covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

(2) I have reviewed the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

* Year 2001 Annual Report on Form 10-K for Hemispherx Biopharma, Inc. on April 9, 2002;

* All reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of Hemispherx Biopharma, Inc. filed with the Commission subsequent to the filing of the Form 10-K identified above; and

*  Any amendments to any of the foregoing.

          8/12/02
Date:  _____________________
						  Subscribed and sworn to
       /S/ William A. Carter			  before me this ____12 th___day
By:   ______________________			  of ___August_____2002
        William A. Carter
        Chief Executive Officer
        Hemispherx Biopharma, Inc.

						  /s/ __Sharon Conway_____
							Notary Public


					          My Commission Expires:

                                                  Jan. 31, 2005
1349:
                                                  Notarial Seal

       29                                       Exhibit 99.2
                     Hemispherx Biopharma, Inc.
--------------------------------------------------------------------------------

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Robert E. Peterson, Chief Financial Officer, state and attest that:

(1) To the best of my knowledge, based upon a review of the covered reports of Hemispherx Biopharma, Inc., and, except as corrected or supplemented in a subsequent covered report:

* No covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

* No covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

(2) I have reviewed the contents of this statement with the Company's audit committee.

(3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

* Year 2001 Annual Report on Form 10-K for Hemispherx Biopharma, Inc. on April 9, 2002;

* All reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of Hemispherx Biopharma, Inc. filed with the Commission subsequent to the filing of the Form 10-K identified above; and

*  Any amendments to any of the foregoing.

          8/12/02
Date:  _____________________
						 Subscribed and sworn to
      /S/ Robert E. Peterson		         before me this ___12 th___day
By:   ______________________		         of __August___2002
        Robert E. Peterson
        Chief Financial Officer
        Hemispherx Biopharma, Inc.

						 /s/ _Sharon Conway___
						      Notary Public

						 My Commission Expires:

                                                 Jan. 31, 2005

                                                 Notarial Seal