Form 10-Q
period 2002-09-30
HEMISPHERX BIOPHARMA INC
filed 2002-11-14
CIK 946644

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
32,080,270 shares of common stock issued and outstanding as of October 31, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                      December 31,    September 30,
                                          2001            2002
                                      -----------      -----------
                                                       (Unaudited)
                              ASSETS
Current assets:

  Cash and cash equivalents               $3,107          $3,471
  Short Term investments                   5,310             837
  Accounts receivable                          8              12
  Prepaid expenses and other current assets  381              98
                                       -----------      ----------
    Total current assets                   8,806           4,418

  Property and equipment, net                246             177
  Patent and trademark rights, net         1,025           1,087
  Investments in unconsolidated affiliates 1,878           1,128
  Other assets                                80              53
                                       -----------      ----------
      Total assets                       $12,035        $  6,863
                                       ===========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                      $    979       $    703
  Accrued expenses                           293            231
                                       -----------     ----------
    Total current liabilities              1,272            934
                                       -----------     ----------
Commitments and contingencies:

  Minority interest in subsidiary (Note 5)     -            946

Stockholders' equity:
  Common stock                                33             33
  Additional paid-in capital             106,832        107,115
  Accumulated other comprehensive income      17             17
  Treasury stock - at cost                (4,470)        (4,520)
  Accumulated deficit                    (91,649)       (97,662)
                                      -----------      ----------
    Total stockholders' equity            10,763          4,983
                                      -----------      ----------
     Total liabilities and
           stockholders' equity          $12,035      $   6,863
                                      ===========      ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                        For the Three months ended
                                               September 30,
                                        --------------------------
                                              (Unaudited)
                                           2001            2002
                                        ----------      ----------
Revenues:
 Cost recovery - clinical
         treatment programs             $      76          $   79
                                        ----------      ----------


Costs and expenses:
  Research and development                  1,589           1,194
  General and administrative                  673             767
                                        ----------      ----------
    Total cost and expenses                 2,262           1,961

Interest and other income                      68              23
Equity in loss of unconsolidated affiliate    (27)            (32)
                                        ----------      ----------
    Net loss                              $(2,145)        $(1,891)
                                       ==========       ==========


Basic and diluted loss per share          $  (.07)        $  (.06)
                                       ==========       ==========

Basic and diluted weighted
average common shares outstanding       30,528,322      32,093,066
                                       ===========      ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                        For the Nine months ended
                                              September 30,
                                        --------------------------
                                               (Unaudited)
                                          2001             2002
                                        ----------      ----------
Revenues:
 Cost recovery - clinical
         treatment programs             $     304          $  263
 License fee income                             -             563
				        ----------      ----------
                                              304             826

Costs and expenses:
  Research and development                  4,765           3,732
  General and administrative                2,677           2,447
                                        ----------       ----------
    Total cost and expenses                 7,442           6,179

Interest and other income                     248              90
Loss on investment due to impairment            -            (678)
Equity in loss of unconsolidated
affiliate                                     (78)            (72)
                                          ----------     ----------
   Net loss                               $(6,968)        $(6,013)
                                          ==========     ==========


Basic and diluted loss per share          $  (.23)        $  (.19)
                                          ==========     ==========

Basic and diluted weighted
average common shares outstanding        30,202,583      32,083,957
                                          ==========     ===========



See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                              	 For the Nine months ended
                                                         September 30,

                                                          (Unaudited)
                                                      2001          2002
                                                    --------     ---------
Cash flows from operating activities:

 Net loss                                           $(6,968)      $(6,013)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation of property and equipment                  99            69
 Amortization of patents rights                         290            79
 Write-off of patent rights                              29             2
 Stock option and warrant compensation  and
    service expense                                     673           132
 Equity in loss of unconsolidated affiliates             77            72
 Loss in investment due to impairment                    -            678
Changes in assets and liabilities:
  Accounts receivable                                    47            (4)
  Prepaid expenses and other current assets             259           283
  Accounts payable                                     (278)         (190)
  Accrued expenses                                       32           (62)
  Other assets                                            3            27

                                                     --------    ----------
Net cash (used in) operating activities              (5,737)       (4,927)
                                                     --------    ----------
Cash flows from investing activities:
 Additions to patent rights                            (100)         (143)
 Maturity of short term investments                   4,613         5,310
 Purchase of short term investments                  (1,220)         (837)
 Investments in unconsolidated affiliates              (22)           _

                                                      ---------    ---------
 Net cash  provided by investing activities           3,271         4,330
                                                     ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                  73             6
 Proceeds from exercise of warrants                   2,050            59
 Proceeds from issuance of preferred stock
 of subsidiary                                           -            946
 Purchase of treasury stock                            (519)          (50)
                                                     --------     ---------
  Net cash provided by financing activities           1,604           961
                                                     ---------    ---------
Net (decrease) increase in cash and cash equivalents   (862)          364
Cash and cash equivalents at beginning of period      3,721         3,107
                                                     ---------    ---------
Cash and cash equivalents at end of period           $2,859        $3,471
                                                     =========    =========
Supplemental disclosures of cash flow information:

Issuances of common stock for accounts payable           -        $    86
                                                     =========    =========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Hemispherx BioPharma, Inc., a Delaware corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

NOTE 2: STOCK COMPENSATION

This charge consists of the fair market value of warrants issued to outside parties for services rendered on behalf of the Company. Stock warrant compensation expense has no effect on shareholder equity as it is offset by an increase in additional paid in capital.

The Company recorded $673,000 in non-cash stock compensation expense in the first nine months of 2001. These charges were the result of actions taken by the Board of Directors in 1) extending the expiration date of certain non-public warrants which produced stock compensation expense of $262,000 and 2) the granting of warrants to certain financial advisors which produced stock compensation expense of $411,000. Approximately $132,000 was booked in the first nine months of 2002 for stock compensation expense for services provided.

On August 14, 2002, the company 1)extended the expiration date of 1,722,000 stock warrants previously granted to certain Officers, Directors and Employees that were scheduled to expire in the near term with a weighted average exercise price of $3.59, 2)granted 1,200,000 stock warrants in connection with the extension of employment contracts with two officers, and 3)granted 410,000 stock warrants to various Officers, Directors and Employees. These stock warrants have an exercise price of $2,00 per share and expire on August 13, 2008.

Note 3:  INVESTMENTS

Investments in unconsolidated affiliates:

In 1998, the Company invested $1,074,000 for a 3.3% equity interest in R.E.D. Laboratories ("R.E.D."). R.E.D. is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue Syndrome and other chronic immune diseases. We have a research collaboration agreement with R.E.D. to assist in this development. R.E.D. is headquartered in Belgium. The investment was recorded at cost. In June, 2002 we recorded a non-cash charge of $678,000 to operations with respect to our investment in R.E.D. This charge was the result of our determination that R.E.D.'s business had not yet evolved to the point that our initial carrying value of this investment could be supported. Our net investment as of September 30, 2002 was $396,000.


On May 11, 1999, the Company acquired a 15% interest in California Institute of Molecular Medicine ("CIMM") for $375,000. On May 16, 2000, the Company acquired an additional 15% interest in CIMM. The Company currently has a total interest of 30% in CIMM for a total of $750,000. CIMM is developing therapy for treating Hepatitis C virus. The investment has been recorded by the equity method. During the fourth quarter of 2001, the Company recorded a non-cash charge of $485,000 to operations with respect to the Company investment in CIMM. This charge was the result of the Company's determination that CIMM'S operation had not yet evolved to the point where the Company's full carrying value of this investment could be supported pursuant to the guidelines of APB opinion No. 18. The $485,000 represents the unamortized balance of goodwill included as part of the Company's investment. The Company's net investment in CIMM was $32,234 at September 30, 2002.

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

Note 5: MINORITY SHAREHOLDER INTEREST

Laboratorios del Dr. Esteve S.A. purchased 1,000,000 Euros of Hemispherx Biopharma Europe S.A.'s convertible preferred equity certificates on May 23, 2002. Currently these securities will pay a 7% dividend and will be converted into 1.14% of the outstanding common stock of Hemispherx Biopharma Europe S.A. upon completion of an initial public offering ("IPO") on a European stock exchange or before September 30, 2003, whichever comes earlier. The terms and conditions of these securities are being changed so that these preferred equity certificates will be converted into the common stock of Hemispherx Biopharma, Inc. in the event that a European IPO is not completed by September 30, 2003. The conversion rate is 300 shares of Hemispherx Biopharma, Inc.'s common shares for each 1000 Euro convertible preferred certificate.

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

Overview
Hemispherx Biopharma, Inc. is a biopharmaceutical Company that is focusing on the development of Nucleic Acid compounds to enhance the natural anti-viral defense systems of the human body. Using Nucleic Acid technologies, the Company is developing therapeutic products for treating viral diseases and certain cancers. The Company's lead compound, Ampligen, is a new class of specifically configured ribonucleic acids targeted to treat Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS"), HIV, Hepatitis B, Hepatitis C and certain cancers such as renal cell carcinoma and metastic malignant melanoma.

The Company currently has four clinical trials underway in the United States consisting of 1) an open label study of using Ampligen to treat patients with severely debilitating ME/CFS. This study was approved by the FDA as a cost recovery treatment program. Patients enrolled in this program pay for costs related to treatment. 2) A Phase III multi-center, double blind, randomized, placebo-controlled study of using Ampligen to treat patients with severely debilitating ME/CFS. A total of 230 patients will have participated in this study when enrollment is completed in the near future. 3) A Phase IIb multi-center, randomized, controlled study of the biological actions of using Ampligen as an adjunct in HIV patients receiving HAART (cocktail of various anti-HIV drugs). 4) An open label, prospective randomized, controlled study of using Ampligen to treat HIV patients already controlling their HIV with HAART as a way to improve HIV control while off HAART during a Strategic Treatment Intervention ("STI"). STI is designed to help prevent serious drug toxicities that develop in patients on HAART.

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


We may continue to incur substantial losses and our future profitability is uncertain

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our Clinical trial effort and expanded our efforts in Europe. As of September 30, 2002 our accumulated deficit was approximately $97,662,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitably.

Additional financing requirements.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. Based on our current operating plan, we anticipate receipt of limited revenues and proceeds from the sale of Ampligen under the Cost Recovery Treatment Clinical Programs and holders of non-public warrants exercising warrants from time to time. We believe these proceeds and the cash on hand will be sufficient to meet our capital requirements through May 2003. The Company will need to raise substantial additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products. There can be no assurances that our non-public Warrants will be exercised or that we will raise any proceeds from possible equity financing, which may have a material effect on our ability to develop our products.

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

Research and Developments Costs

Research and development costs are direct costs related to both future and present products and are charged to operations as incurred. The Company recognized research and development costs of $4,765,000 and

$3,732,000 in the nine month period ending September 30, 2001 and 2002 respectively.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4,44 and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). FASB No. 4 required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, be classified as an extraordinary item, net of related income tax. Effective January 1, 2003, pursuant to SFAS 145, the treatment of debt is to be included in "Other Income" in the Financial Statements. Currently the Company believes that the adoption of SFAS 145 will not have an impact on it's financial position and results of operations.

On July 30, 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and No. 88-10, Costs Associated with Lease Modification or Termination." Statement 146 fundamentally changes how a company should account for future "restructurings." The company believes that the adoption of SFAS 146 will not have an impact on it's financial position and results of operations.

RESULTS OF OPERATIONS

Three months ended September 30, 2002 versus Three months ended September
-------------------------------------------------------------------------
30, 2001
--------
Our losses in the three months ended September 30, 2002 were approximately $1,891,000 or some $254,000 less than the $2,145,000 loss recorded for the three months ended September 30, 2001. These losses include non-cash stock compensation expense of $132,000 in 2002 and $78,000 in 2001. Excluding these non-cash stock compensation charges, our recorded losses were $1,759,000 in 2002 and $2,067,000 in 2001.

Research and Development ("R&D") costs were lower by $395,000 in the three months ended September 30, 2002 compared to the same period in 2001. Drug production costs were down approximately $135,000 primarily due to smaller purchases of raw materials used to manufacture Ampligen. In 2001, we spend $289,000 for raw material compared to $154,000 in 2002. Drug production was ramped up in 2001 in order to build up sufficient drug inventory for use in the ongoing CFS clinical trials and the newly initiated HIV clinical trials. Direct costs relating to the ME/CFS clinical trials were lower by $228,000 in 2002 compared to 2001 reflecting less activity as enrollment in the Phase III ME/CFS trial nears completion. The expenses relating to the Phase IIb HIV trials increased some $145,000 as patient enrollment increased. Other expenses relating to R&D work in the U.S. and Europe were lower in the three months ended September 30, 2002 compared to the same period in 2001.

Exclusion of non-cash stock compensation charges, general and administration ("G&A") expenses were approximately $634,000 in 2002 versus $595,000 in 2001 for the three months ended September 30, 2002. Legal and related costs were higher in 2002 primarily due to a credit in the amount of $107,000 received in 2001 from our insurance underwriter to reimburse us for certain legal fees previously paid to defend against the Asensio lawsuit. Public Relations expenses were lower in 2002 by some $96,000. Increased expenses include office rents, insurance premiums and corporate travel totaling approximately $23,000.


We had stock compensation expense of $132,000 in the three month ended September 30, 2002 reflecting the grant of stock warrants to outside parties for services provided. In this same period in 2001, we recorded a non-cash charge of $78,000 reflecting the grant of warrants to purchase common stock to certain individuals that serve as financial advisors to the Company.

Interest income was $23,000 for the three months ended September 30, 2002 versus interest income of $68,000 during the same period in 2001. This decrease in interest income reflects the significant drop in rates earned on money market securities.


Nine months ended September 30, 2002 versus nine months ended September
-----------------------------------------------------------------------
30, 2001
--------
Our losses for the nine months ended September 30, 2002 were down $955,000 when compared the same period on 2001. The losses recorded for the nine months ended 2002 were $6,013,000 compared to losses of $6,968,000 in 2001. This reduction in losses is due to several factors as outlined below.

Overall revenue in 2002 were $826,000 compared to $304,000 in 2001. The Company's revenues basically consist of income from the ME/CFS cost recovery treatment programs and licensing fees. In 2002, licensing fee income was $563,000 compared to no licensing fee income in 2001. Cost recovery treatment income was $263,000 in 2002 versus $304,000 in 2001. Cost recovery treatment revenues have declined in the past two years as the Company has focused all resources toward initiating and conducting the Phase III ME/CFS clinical trial and the two Phase IIb HIV clinical trials. The $563,000 licensing fee income in 2002 is the product of the Laboratorios del Dr. Esteve, S.A. ("Esteve") agreement executed in March, 2002. This agreement gives Esteve the exclusive right, upon regulatory approval, to market and distribute Ampligen in Spain, Portugal and Andorra for the treatment of patients afflicted with ME/CFS.

Research an development ("R&D") costs were $3,732,000 in 2002 versus $4,765,000 in 2001 reflecting a reduction of $1,033,000 in the first nine months of 2002. Drug production costs were down some $373,000 in 2002, primarily due to a larger production of Ampligen in 2001. Ampligen inventories were built of in 2001 in anticipation of the increased Ampligen needs in our ME/CFS and HIV clinical trials. Costs relating to the production of Ampligen are expensed as incurred. Costs related to the ME/CFS clinical trials were down some $588,000 in 2002 compared to 2001 reflecting the lower number of patients enrolled in the ME/CFS cost recovery treatment program and the Phase III ME/CFS clinical trial. The costs related to the ME/CFS clinical trials should continue to decrease as the phase III ME/CFS clinical trial near completion. The cost of the HIV clinical trials increased $433,000 in 2002 versus 2001 as patient enrollment has steadily increased in 2002. These HIV trials were initiated in 2001. Our cost of filing and maintaining our patent estate, consisting of approximately 350 patents, was lower by $212,000 in 2002 compared to 2001. In 2001, we abandoned certain foreign patents deemed non-essential and expensed the cost of $29,000 for these patents.

General and administrative ("G&A") expenses were $2,447,000 in the nine months ended September 30, 2002 compared to $2,677,000 in 2001. Excluding stock compensation expenses, G&A expenses were $2,315,000 in 2002 versus $2,004,000 in 2001: reflecting an expense increase of $311,000. This increase was primarly due to increased legal expenses relating to the January, 2002 Asensio trial in Philadelphia. Increased cost in insurance premiums and office rent were basically offset by reduced costs in salaries and temp help. Stock compensation expense was $132,000 through September, 2002 compared to $673,000. Stock compensation expense is primarily calculated using the Black-Scholes model for determining the value of non-public warrants granted to non-employee parties providing a service for the company. In 2001, some $262,000 of the $673,000 stock compensation expense reflected was due to the Board of Directors extending the expiration date of certain warrants.

Interest income was $90,000 in 2002 versus $248,000 in 2001. This reduction in interest income reflects much lower money marketing rates. and less funds available to invest. The company invests any cash on hand in excess of immediate need in short-term market investments.

Included in our 2002 losses is a $678,000 write off of our $1,074,000 investment in R.E.D. Labs. In June 2002, we determined that our 3.3% interest in R.E.D. was impaired and accordingly we wrote off $678,000 of this investment.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short term investments were $4,308,000 as of September 30, 2002 compared to $8,417,000 at December 31, 2001 reflecting a net use of cash in the amount of $4,109,000 in the first nine months of 2002.

Operating activities utilized $4,927,000 reflecting cash outlays in support of the Phase III ME/CFS clinical trial as well as the Phase IIb HIV trials now underway. In addition we have significantly invested in expanding our capacity to manufacture liquid Ampligen doses through outside suppliers as well as expended funds to increase our supplies of Ampligen. These expenditures were made to assure an adequate and stable supply of Ampligen to support the ongoing clinical trials as well as provide the capacity to manufacture Ampligen in commercial quantities. Some portion of these costs are expected to be recovered under the expanded access, cost-recovery, programs authorized by the FDA and regulatory bodies in other countries. The costs of the Phase IIb HIV trials will increase as more patients are recruited. However, the costs of these HIV trials should be lower overall due to certain inherent efficiencies of running the two clinical trials in parallel.

Proceeds from Financing activities in the first nine months of 2002 are down some $1,112,000 compared to the same period in 2001.
This decrease basically reflects a combination of fewer stock warrants being exercised in the amount of $1,991,000, offset by a placement of convertible securities totaling $946,000 with Laboratorios del Dr. Esteve, S.A. ("Esteve")in 2002. The Esteve placement was pursuant to the terms of a sales and distribution agreement executed in March, 2002.

Our major source of financing in 2000 and 2001 was proceeds from warrantholders exercising stock warrants. We received $9,985,000 in 2000 and $8,075,000 in 2001. In the first nine months of 2002, warrant holders exercised 12,400 warrants producing proceeds of $59,000. A major factor contributing to this downturn in warrants being exercised is the state of the stock market and the biotech sector in particular. We have some 2,716,000 non-public outsider warrants outstanding, which, if exercised, would produce proceeds of $14,814,000. The exercise prices of these warrants range from $1.75 to $16.00. Depending on future market conditions and the company's stock price, some of these warrants may be exercised. However the company is not counting on such event at this time.

The company's cash burn rate has declined in recent months primarily due to lower legal costs, the restructuring of our European operation and other management actions. These actions should allow the company to continue operations through May, 2003 with the current cash on hand. In the meantime, we are pursing additional capital by one or more of the following programs, 1) a private placement of equity in either Hemispherx Biopharma, Inc. or our European subsidiary, Hemispherx Biopharma-Europe, S.A., 2) the granting of licensing agreements to corporate partner, 3) a partnership arrangement with another Biotech Company to develop and market Ampligen .

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

Excluding obligations to pay us for various licensing related fees, we had approximately $4,308,000 in cash, cash equivalents and short term investments at September 30, 2002. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. The Company employs established conservative policies and procedures to manage any risks with respect to investment exposure.


Item 4: Controls and Procedures

Our management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.


Part II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

In 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc.("Asensio"). The action included claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the Asensio's false and defamatory statements. The complaint further alleged that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August, 1998, and the present. In 1999, Asensio filed an answer and counterclaim alleging that in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about Asensio. We denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002 resulting in a withdrawal with prejudice of the counterclaim against us. A jury verdict disallowed the claims against the defendants for defamation and disparagement. However, on July 2, 2002 the Court entered an order granting us a new trial against Asensio for defamation and disparagement. On July 10, 2002 Asensio filed a Notice of Appeal to the Superior Court of Pennsylvania from order of July 2, 2002. There has been no material changes in the status of this litigation as of October 31, 2002.

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

In July 2002 we filed a multimillion dollar suit against Federal Insurance Company ("Federal") seeking (1) a judicial order declaring our rights and the obligations of Federal under the insurance policy Federal sold to us (2) monetary damage for breach of contract resulting from Federal's refusal to fully defend us in connection with the Asensio litigation (3) monetary damages to compensate us for Federal's breach of its fiduciary duty faith and dealing and (4) monetary damages, interest, costs, and attorneys fees to compensate us for Federal's violation of the Pennsylvania Bad Faith Statute.
ITEM 2:   Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2002, we issued an aggregate of 7,068 shares of common stock to two parties, for an aggregate of $15,000 in funds. All of these shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933. No commissions were paid with regard to these sales.



ITEM 3:   Defaults in Senior Securities

None

ITEM 4:   Submission of Matters to a Vote of Security Holders

None

ITEM 5:   Other Information

None


ITEM 6:   Exhibits and Reports on Form 8K

(a)Exhibits
   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)Reports on Form 8-K
          None

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: November 14, 2002                  William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: November 14, 2002                    Robert E. Peterson
                                     Chief Financial Officer

CERTIFICATION PURSUANT OT RULE 13A-14 AND 15D-14 OF
THE SECURITIES AND EXCHANGE ACT OF 1934

I, Robert E. Peterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hemispherx Biopharma, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have;

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the
	"Evaluation Date"); and

  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
	Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation , to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  November 14, 2002
                                     /S/ Robert E. Peterson
                                     __________________________
				     Robert E. Peterson
				     Chief Financial Officer

CERTIFICATION PURSUANT OT RULE 13A-14 AND 15D-14 OF
THE SECURITIES AND EXCHANGE ACT OF 1934

I, William A. Carter, certify that:

5. I have reviewed this quarterly report on Form 10-Q of Hemispherx Biopharma, Inc. (the "registrant");

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

8. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have;

  d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the
	"Evaluation Date"); and

  f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
	Date.

7. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation , to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

8. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  November 14, 2002
                                       /S/ William A. Carter
                                      __________________________
				      William A. Carter
				      Chief Executive Officer

Exhibit 99.1

			CERTIFICATION PURSUANT TO
			 18 U.S.C. SECTION 1350,
			 AS ADOPTED PURSUANT TO
	     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                /S/ Robert E. Peterson
						------------------------
						Robert E. Peterson
						Chief Fianacial Officer
						November 14, 2002

Exhibit 99.2


			CERTIFICATION PURSUANT TO
			 18 U.S.C. SECTION 1350,
			 AS ADOPTED PURSUANT TO
	     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Willaim A. Carter , Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

						/S/ William A. Carter
						------------------------
						William A. Carter
						Chief Executive Officer
						November 14, 2002