Form 10-Q/A
period 2002-09-30
HEMISPHERX BIOPHARMA INC
filed 2003-04-15
CIK 946644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A-1

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

Not Applicable
------------------------------------------------------------------------------
(Former name,former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
32,080,270 shares of common stock issued and outstanding as of October 31, 2002.

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

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

                                                For the Nine months ended
                                                      September 30,
                                                -------------------------
                                                        (Unaudited)
                                                  2001            2002
                                               ----------      ----------
Revenues:
 Cost recovery - clinical treatment programs  $     304          $  263
 License fee income                                  -              563
                                               ----------       ----------
                                                    304             826

Costs and expenses:
  Research and development                        4,765           3,732
  General and administrative                      2,677           2,447
                                               ----------       ----------
    Total cost and expenses                       7,442           6,179

Interest and other income                           248              90
Loss on investment due to impairment                  -            (678)
Equity in loss of unconsolidated
affiliate                                           (78)            (72)
                                               ----------       ----------
   Net loss                                     $(6,968)        $(6,013)
                                               ==========       ==========




Basic and diluted loss per share                $  (.23)        $  (.19)
                                               ==========       ==========

Basic and diluted weighted
average common shares outstanding              30,202,583      32,083,957
                                              ===========      ==========

See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                                   For the Nine months ended
                                                         September 30,
                                                     ---------------------
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


     In accordance to FASB Interpretation No. 44, Accounting for Certain Transaction involving Stock Compensation, no compensation expense is recognized as the exercise price at the extension date exceeded the fair of value of the underlying common stock.



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


     Note 4:  REVENUE AND  LICENSING  FEE INCOME

     Revenue from the sale of Ampligen(R) under cost recovery clinical treatment protocols approved by the FDA is recognized when the treatment is provided to the patient.

     Revenues for non-refundable license fees are recognized under the performance method. This method recognizes revenue to the extent of performance to date under a licensing agreement. In computing earned revenue, it considers only the amount of non-refundable cash actually received to date. This method considers future payments to be contingent and thus ignores the possibility of future milestone payments when computing the amount of revenue earned in a current period.

    On March 20, 2002 our European Subsidiary Hemispherx Biopharma Europe, S.A. ("Hemispherx, S.A.") entered into a Sales and Distribution agreement with Laboratorios del Dr. Esteve S.A. ("Esteve"). Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R)in Spain, Portugal and Andorra for the treatment of Myalgic Encephalitis/Chronic Fatigue Syndrome ("ME/CFS"). Esteve paid the initial and non refundable fee of 625,000 Euros (approximately $563,000) to Hemispherx S.A. on April 24, 2002

     The terms of the agreement granting the licensee marketing rights for Ampligen(R) for the treatment of myalgic/chronic fatigue syndrome ("ME/CFS") in Spain, Portugal and Andorra require the Company to provide the licensee with technical, scientific and commercial information. The Company fulfilled the requirements during the first quarter of 2002. The agreement terms required no additional performance on the part of the Company.

     The agreement also requires the licensee to pay of 1,000,000 Euros after FDA approval of Ampligen(R) for the treatment of ME/CFS and a fee of 1,000,000 after issuance in Spain of final marketing approval authorization for Ampligen(R) for the treatment of ME/CFS.


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

     The contingent conversion price was more than the then market value of the parent company's or subsidiaries's common stock at each of that respective measurement dates. As a result and in accordance with Emerging Issues Task Force
(EITF) No. 00-27 Application of Issue No. 98-5 (Accounting for Convertible Securities-with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios) to Certain Convertible Instruments, the Company did not ascribe any value to any contingent conversion feature.

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

     Overview Hemispherx Biopharma, Inc. is a biopharmaceutical Company that is focusing on the development of Nucleic Acid compounds to enhance the natural anti-viral defense systems of the human body. Using Nucleic Acid technologies, the Company is developing therapeutic products for treating viral diseases and certain cancers. The Company's lead compound, Ampligen(R), is a new class of specifically configured ribonucleic acids targeted to treat Myalgic
Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS"), HIV, Hepatitis B, Hepatitis C and certain cancers such as renal cell carcinoma and metastic malignant melanoma.

     The Company currently has four clinical trials underway in the United States consisting of 1) an open label study of using Ampligen(R) to treat patients with severely debilitating ME/CFS. This study was approved by the FDA as a cost recovery treatment program. Patients enrolled in this program pay for costs related to treatment. 2) A Phase III multi-center, double blind, randomized, placebo-controlled study of using Ampligen(R) to treat patients with severely debilitating ME/CFS. A total of 230 patients will have participated in this study when enrollment is completed in the near future. 3) A Phase IIb multi-center, randomized, controlled study of the biological actions of using Ampligen(R) as an adjunct in HIV patients receiving HAART (cocktail of various anti-HIV drugs). 4) An open label, prospective randomized, controlled study of using Ampligen(R) to treat HIV patients already controlling their HIV with HAART as a way to improve HIV control while off HAART during a Strategic Treatment Intervention ("STI"). STI is designed to help prevent serious drug toxicities that develop in patients on HAART.

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

No assurance of successful product development of Ampligen(R).

     The development of Ampligen(R) and our other products is subject to a number of significant risks. Ampligen(R) may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties. Our products are in various stages of clinical and pre-clinical development and, require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, or if ever, Ampligen(R) or our other products will be generally available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale.


     Our drug and related technologies are investigational and subject to regulatory approval

     All of our drugs and associated technologies are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. Our principal development efforts are currently focused on Ampligen(R), which has not been approved for commercial use. Ampligen(R) and other proposed products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the Food and Drug Administration in the U.S., the Health Protection Branch of Canada, and the European Medicines Evaluation Agency in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen(R) or any other proposed product and receive product revenues or royalties. We cannot assure you that the drug will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen(R) is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries in a timely fashion or at all, or that we will complete these clinical trials. If Ampligen(R) or one of our other proposed products does not receive regulatory approval in the U.S. or elsewhere, our operations will be materially adversely effected.


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

Additional financing requirements.

     The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. Based on our current operating plan, we anticipate receipt of limited revenues and proceeds from the sale of Ampligen(R) under the Cost Recovery Treatment Clinical Programs and holders of non-public warrants exercising warrants from time to time. We believe these proceeds and the cash on hand will be sufficient to meet our capital requirements through May 2003. The Company will need to raise substantial additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing its products. There can be no assurances that our non-public Warrants will be exercised or that we will raise any proceeds from possible equity financing, which may have a material effect on our ability to develop our products.

     No regulatory agency has approved the full commercial sale of any of the our products.

     We cannot assure you that Ampligen(R) or any of our other products being developed will ultimately be demonstrated to be safe or efficacious. While Ampligen(R) is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States, or in other countries in a timely fashion or at all or that we will complete these clinical trials. If Ampligen(R) or one of our other products does not receive regulatory approval in the United States or elsewhere, our operations will be significantly affected.

     We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

     We need to acquire enforceable patents covering the use of Ampligen(R) and other products for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen(R) for such disease. Our success depends, in large part, on our ability to obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. We have been issued certain patents including those on the use of Ampligen(R) and Ampligen(R) in combination with certain other drugs for the treatment of HIV. We have also been issued patents on the use of Ampligen(R) in combination with certain other drugs for the treatment of chronic hepatitis B virus, chronic hepatitis C virus, and a patent which affords protection on the use of Ampligen(R) in patients with chronic fatigue syndrome. We have not been issued any patents in the United States for the use of Ampligen as a sole treatment for any of the cancers which we have sought to target. We cannot assure you that any of these applications will be approved or that our competitors will not seek and obtain patents regarding the use of Ampligen(R) in combination with various other agents, for a particular target indication prior to us. If we cannot protect our patents covering the use of Ampligen(R) for a particular disease, or obtain additional pending patents, we may not be able to successfully market Ampligen(R).


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

     If we cannot enforce the patent rights we currently hold we may be required to obtain licenses from others to develop, manufacture or market our products. There can be no assurance that we would be able to obtain any such licenses on commercially reasonable terms, if at all. We currently license certain proprietary information from third parties, some of which may have been developed with government grants under circumstances where the government maintained certain rights with respect to the proprietary information developed. No assurances can be given that such third parties will adequately enforce any rights they may have or that the rights, if any, retained by the government will not adversely affect the value of our license. Certain of our know-how and technology is not fully patentable, particularly the procedures for the manufacture of our Ampligen(R) drug product which are carried out according to standard operating procedure manuals.

We may not be profitable unless we can produce Ampligen(R) in commercial quantities at costs acceptable to us.

     We have never produced Ampligen(R) or any other products in large commercial quantities. Ampligen(R) is currently produced only for use in clinical trials. We must manufacture our products in compliance with regulatory requirements in commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We are dependent upon certain third party supplies for key components of the proposed products and for substantially all of the production process. If we cannot manufacture commercial quantities of Ampligen(R) or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.

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

Ampligen(R) safety profile and scientific literature.

     We believe that Ampligen(R) has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15% of patients treated in our various studies. This reaction is occasionally accompanied by erythema, a tightness of the chest, tachycardia, anxiety, shortness of breath, subjective reports of "feeling hot," sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by slowing the infusion rate. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, urticaria (swelling of the skin), bronchospasm, transient hypotension, photophobia, rash, bradycardia, transient visual disturbances, arrhythmias, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effect typically subside within several months. One or more of the potential side effects might deter usage of Ampligen(R) in certain clinical situations and therefore, could adversely effect potential revenues and physician/patient acceptability of our product. In general, we believe that the relative safety profile to date has been well tolerated given the severe Chronic diseases being targeted.


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

     Ampligen(R) is currently produced only in limited quantities for use in our clinical trials and we are dependent upon certain third party suppliers for key components of our products. The failure to continue these arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Our current facilities are not adequate for the production of our proposed products for large-scale commercialization. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA EMEA and HPB pertaining to Good Manufacturing Practices ("GMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

We may be subject to product liability claims from the use of Ampligen(R) or other of our products which could negatively affect our future operations.

     We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligen(R) or other of our products results in adverse effects. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies or others manufacturing these products on our behalf. Our future operations may be negatively effected from the litigation costs, settlement expenses and lost product sales inherent to these claims. While we will continue to attempt to take appropriate precautions, we cannot assure that we will avoid significant product liability exposure. Although we currently maintain worldwide product liability insurance coverage, there can be no assurance that this insurance will provide adequate coverage against product liability claims. While no product liability claims are pending or threatened against us to date, a successful product liability claim against us in excess of our insurance coverage could have a negative effect on our business and financial condition.

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

     Our success is dependent on the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of Nucleic Acid drugs, his being co-inventor of Ampligen(R) and his knowledge of the Company's overall activities, including patents, clinical trials, corporate relationships and relationships with various governmental regulatory agencies. The loss of Dr. Carter's services could have a material adverse effect on our operations. While we have an employment agreement with Dr. William A. Carter, and have secured key man life insurance in the amount of $2 million on the life of Dr. Carter, the loss of Dr. Carter or other key personnel, such as Dr. David Strayer or Dr. Carol Smith, or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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


     Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business of the extent to which any factors, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our research and clinical efforts may continue for the next several years and we may continue to incur losses due to clinical costs incurred in the development of Ampligen(R) for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Europe, Canada and in the United States.


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

RESULTS OF OPERATIONS

Three months ended  September  30, 2002 versus Three months ended  September 30,
2001

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

     Research and Development ("R&D") costs were lower by $395,000 in the three months ended September 30, 2002 compared to the same period in 2001. Drug production costs were down approximately $135,000 primarily due to smaller purchases of raw materials used to manufacture Ampligen(R). In 2001, we spend $289,000 for raw material compared to $154,000 in 2002. Drug production was ramped up in 2001 in order to build up sufficient drug inventory for use in the ongoing CFS clinical trials and the newly initiated HIV clinical trials. Direct costs relating to the ME/CFS clinical trials were lower by $228,000 in 2002 compared to 2001 reflecting less activity as enrollment in the Phase III ME/CFS trial nears completion. The expenses relating to the Phase IIb HIV trials increased some $145,000 as patient enrollment increased. Other expenses relating to R&D work in the U.S. and Europe were lower in the three months ended September 30, 2002 compared to the same period in 2001.

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


     Nine months ended September 30, 2002 versus nine months ended September 30, 2001 Our losses for the nine months ended September 30, 2002 were down $955,000 when compared the same period on 2001. The losses recorded for the nine months ended 2002 were $6,013,000 compared to losses of $6,968,000 in 2001. This reduction in losses is due to several factors as outlined below.

     Overall revenue in 2002 were $826,000 compared to $304,000 in 2001. The Company's revenues basically consist of income from the ME/CFS cost recovery treatment programs and licensing fees. In 2002, licensing fee income was $563,000 compared to no licensing fee income in 2001. Cost recovery treatment income was $263,000 in 2002 versus $304,000 in 2001. Cost recovery treatment revenues have declined in the past two years as the Company has focused all resources toward initiating and conducting the Phase III ME/CFS clinical trial and the two Phase IIb HIV clinical trials. The $563,000 licensing fee income in 2002 is the product of the Laboratorios del Dr. Esteve, S.A. ("Esteve") agreement executed in March, 2002. This agreement gives Esteve the exclusive right, upon regulatory approval, to market and distribute Ampligen(R) in Spain, Portugal and Andorra for the treatment of patients afflicted with ME/CFS.

     Research an development ("R&D") costs were $3,732,000 in 2002 versus $4,765,000 in 2001 reflecting a reduction of $1,033,000 in the first nine months of 2002. Drug production costs were down some $373,000 in 2002, primarily due to a larger production of Ampligen(R) in 2001. Ampligen(R) inventories were built of in 2001 in anticipation of the increased Ampligen(R) needs in our ME/CFS and HIV clinical trials. Costs relating to the production of Ampligen(R) are expensed as incurred. Costs related to the ME/CFS clinical trials were down some $588,000 in 2002 compared to 2001 reflecting the lower number of patients enrolled in the ME/CFS cost recovery treatment program and the Phase III ME/CFS clinical trial. The costs related to the ME/CFS clinical trials should continue to decrease as the phase III ME/CFS clinical trial near completion. The cost of the HIV clinical trials increased $433,000 in 2002 versus 2001 as patient enrollment has steadily increased in 2002. These HIV trials were initiated in 2001. Our cost of filing and maintaining our patent estate, consisting of approximately 350 patents, was lower by $212,000 in 2002 compared to 2001. In 2001, we abandoned certain foreign patents deemed non-essential and expensed the cost of $29,000 for these patents.

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

     Included in our 2002 losses is a $678,000 write off of our $1,074,000 investment in R.E.D. Labs. In June 2002, we determined that our 3.3% interest in R.E.D. was impaired and accordingly we wrote off $678,000 of this investment. These charges were the result of our determination that R.E.D.'s business had not yet evolved to the point that our initial carrying value of this investment could not be supported based on that company's financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short term investments were $4,308,000 as of September 30, 2002 compared to $8,417,000 at December 31, 2001 reflecting a net use of cash in the amount of $4,109,000 in the first nine months of 2002.

     Operating activities utilized $4,927,000 reflecting cash outlays in support of the Phase III ME/CFS clinical trial as well as the Phase IIb HIV trials now underway. In addition we have significantly invested in expanding our capacity to manufacture liquid Ampligen(R) doses through outside suppliers as well as expended funds to increase our supplies of Ampligen(R). These expenditures were made to assure an adequate and stable supply of Ampligen(R) to support the ongoing clinical trials as well as provide the capacity to manufacture Ampligen(R) in commercial quantities. Some portion of these costs are expected to be recovered under the expanded access, cost-recovery, programs authorized by the FDA and regulatory bodies in other countries. The costs of the Phase IIb HIV trials will increase as more patients are recruited. However, the costs of these HIV trials should be lower overall due to certain inherent efficiencies of running the two clinical trials in parallel.

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

     The company's cash burn rate has declined in recent months primarily due to lower legal costs, the restructuring of our European operation and other management actions. These actions should allow the company to continue operations through May, 2003 with the current cash on hand. In the meantime, we are pursing additional capital by one or more of the following programs, 1) a private placement of equity in either Hemispherx Biopharma, Inc. or our European subsidiary, Hemispherx Biopharma-Europe, S.A., 2) the granting of licensing agreements to corporate partner, 3) a partnership arrangement with another Biotech Company to develop and market Ampligen(R) .

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



ITEM 3:   Defaults in Senior Securities

None

ITEM 4:   Submission of Matters to a Vote of Security Holders

None

ITEM 5:   Other Information

None

ITEM 6:   Exhibits and Reports on Form 8K

(a)Exhibits
   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as  Adopted
        Pursuant to Section 906 of thecSarbanes-Oxley Act of 2002.

(b)Reports on Form 8-K
          None







                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: April 15, 2003                 William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: April 15, 2003                 Robert E. Peterson
                                     Chief Financial Officer

CERTIFICATION PURSUANT OT RULE 13A-14 AND 15D-14 OF
THE SECURITIES AND EXCHANGE ACT OF 1934

I, Robert E. Peterson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A-1 of Hemispherx Biopharma, Inc. (the "registrant");

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

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

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  April 15, 2003

                                    /s/ Robert E. Peterson
                                    -----------------------
                                      Robert E. Peterson
                                      Chief Financial Officer

 CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
 THE SECURITIES AND EXCHANGE ACT OF 1934

I, William A. Carter, certify that:

     5. I have reviewed this quarterly report on Form 10-Q/A-1 of Hemispherx Biopharma, Inc. (the "registrant");

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

     8. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

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

     f)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  April 15, 2003

                                      /s/ William A. Carter
                                      ----------------------
                                       William A. Carter
                                       Chief Executive Officer