Form 10-K/A
period 2002-12-31
HEMISPHERX BIOPHARMA INC
filed 2003-05-20
CIK 946644

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
                       Commission File No. 0-27072

                     HEMISPHERX BIOPHARMA, INC.
           (Exact name of registrant as specified in its charter)

            Delaware                                        52-0845822
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)

1617 JFK Boulevard Phila., Pennsylvania                           19103
---------------------------------------                  -----------------------
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

                                 Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

                                 Yes ( ) No (X)

The aggregate market value of Common Stock held by non-affiliates at June 30, 2002 was $80,226,755. For purposes of this calculation, it was assumed that all Common Stock is valued at the closing price of the stock as of June 30, 2002.

The number of shares of the registrant's Common Stock outstanding as of March 31, 2003 was 32,941,445.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1. Business .........................................................     1

Item 2. Properties .......................................................    33

Item 3. Legal Proceedings ................................................    33

Item 4. Submission of Matters to a Vote of Security Holders ..............    34

PART II

Item 5. Market for the Registrant's Common Equity and Related
             Stockholder Matters .........................................    34

Item 6. Selected Financial Data ..........................................    37

Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................    37

Item 7A. Quantitative and Qualitative Disclosure About
              Market Risk ................................................    48

Item 8. Financial Statements and Supplementary Data ......................    49

Item 9. Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure .........................    49

PART III

Item 10. Directors and Executive Officers of the Registrant ..............    49

Item 11. Executive Compensation ..........................................    52

Item 12. Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters .............    60

Item 13. Certain Relationships and Related Transactions ..................    62

Item 14. Controls and Procedures .........................................    63

PART IV

Item 15. Principal Accountant Fees and Services ..........................    63

Item 16. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ....................................    64

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A (this "Form 10-K/A"), including statements under "Item 1. Business," "Item 3 Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K/A regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drugs, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

 Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, the "Company", "we or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-K/A. We do not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

In March, 2003, the Company acquired from Interferon Sciences Inc. ("ISI"), all of ISI's raw materials, work-in-progress and finished product of Alferon N Injection(R), together with a limited license for the production, manufacture, use, marketing and sale of the product. Alferon N Injection(R) [interferon alfa-n3 (human derived)] is a natural alpha interferon that has been approved by the U.S. Food and Drug Administration ("FDA") for commercial sale for the treatment of certain types of genital warts. We intend to market this product in the United State through sales facilitated via third party marketing agreements. In the future, we expect to implement studies, beyond those conducted by ISI, for testing the potential treatment of HIV, Hepatitis C and other indications, including multiple sclerosis. This acquisition not withstanding, our primary focus remains the development to Ampligen(R) for treating ME/CFS and HIV diseases.

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

                                   AMPLIGEN(R)

Our proprietary drug technology Ampligen(R) utilizes specially configured ribonucleic acid ("RNA") and is protected by more than 350 patents worldwide with over 80 additional patent applications pending to provide further proprietary protection in various international markets. Certain patents apply to the use of Ampligen(R) alone and certain patents apply to the use of Ampligen(R) in combination with certain other drugs. Some composition of matter patents pertain to other new medications which have a similar mechanism of action. The main U.S. ME/CFS treatment patent (#6130206) expires January 23, 2015. Our main patents covering HIV treatment (#4795744, #4820696, #5063209, and #5091374) expire on August 26, 2006, September 30, 2008, August 10, 2010,
respectively; Hepatitis treatment coverage is conveyed by U.S. patent #5593973 which expires on October 15, 2014. The U.S. Ampligen(R) Trademark (#1,515,099) expires on December 6, 2008 and can be renewed thereafter for an additional 10 years. The U.S. FDA has granted us "orphan drug status" for our nucleic acid-derived therapeutics for ME/CFS, HIV, and renal cell carcinoma and malignant melanoma. Orphan drug status grants the Company protection against competition for a period of seven years following FDA approval, as well as certain federal tax incentives, and other regulatory benefits.

Nucleic acid compounds represent a potential new class of pharmaceutical products that are designed to act at the molecular level for treatment of human diseases. There are two forms of nucleic acids, DNA and RNA. DNA is a group of naturally occurring molecules found in chromosomes, the cell's genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell's behavior and which regulate the action of groups of cells, including the cells, which comprise the body's immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against virus and tumors. The Company's drug technology utilizes specially configured RNA. Our double-stranded RNA drug product, trademarked Ampligen(R), which is administered intravenously, is (or has been) in human clinical development for various disease indications, including treatment for ME/CFS, HIV, renal cell carcinoma and malignant melanoma. Further studies are planned in cancer but initiation dates have not been set.

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

In 1989, we received FDA authorization to conduct a Phase II study of Ampligen(R) for ME/CFS. In 1991, we completed a 24-week, 92 patient, randomized, placebo-controlled, double-blinded, multi-center trial of Ampligen(R) for treating patients with ME/CFS. The results, published in a peer review journal in 1994, suggested enhanced physical performance, greater cognitive functions and improved ability to perform daily living activities. Patients required reduced hospitalization and medical care, while suffering little or no significant adverse side effects. The FDA raised certain issues with respect to this clinical trial, which required further study. These issues were reviewed and satisfactorily resolved.

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

Failure of antiretroviral therapies over time and the demonstration of resistance have stimulated intensive searches for appropriate combinations of agents, or sequential use of different agents, that act upon the same or different viral targets. This situation has created interest in our drug technology, which operates by a different mechanism.

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

By using Ampligen(R) in combination with STI of HAART, we will undertake to boost the patients' own immune system's response to help them control their HIV when they are off of HAART. The Company's minimum expectation is that Ampligen(R) has potential to lengthen the HAART-free time interval with a resultant decrease in HAART-induced toxicities. The ultimate potential, which of course requires full clinical testing to accept or reject the hypothesis, is that Ampligen(R) may potentiate STI of HAART to the point that the cell mediated immune system will be sufficient to eliminate requirement for HAART. We plan to present the follow on clinical results of using our technology at several International AIDS Scientific Forums in 2003, including the XVI International Conference on Antiviral research in Savannah, Georgia in April 2003.

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

Other Antiviral/Immunologic Treatments

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

Based on these and other recent positive results (see below), we have retained FDA regulatory counsel in Wash., D.C., to advise us on a commercialization path and to arrange relevant meetings with the FDA.

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

The potential advantages of Natural Alpha Interferon over recombinant interferon may be based upon their respective molecular compositions. Natural Interferon is composed of a family of proteins containing many molecular species of interferon. In contrast, recombinant alpha interferon each contain only a single species. Researchers have reported that the various species of interferon may have differing antiviral activity depending upon the type of virus. Natural Alpha Interferon presents a broad complement of species, which the Company believes may account for its higher efficacy in laboratory studies. Natural Alpha Interferon is also glycosylated (partially covered with sugar molecules). Such glycosylation is not present on the currently marketed recombinant alpha interferons. The Company believes that the absence of glycosylation may be, in part, responsible for the production of interferon-neutralizing antibodies seen in patients treated with recombinant alpha interferon. Although cell culture-derived interferon is also composed of multiple glycosylated alpha interferon species, the types and relative quantity of these species are different from the Company's Natural Alpha Interferon.

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

      1) our belief that its use in combination with Ampligen(R) has the potential to increase the positive therapeutic responses in chronic life threatening viral diseases. Combinational therapy is evolving to the standard of acceptable medical care based on a detailed examination of the Biochemistry of the body's natural antiviral immune response; and

      2) new knowledge about the competitive products in the Interferon arena that we believe imply a large untapped market and potential new therapeutic indication for Alferon N which could accelerate its revenues in the near term. Specifically, the recombinant DNA derived alpha interferon are now reported to have dramatically decreased effectiveness after one year, probably due to antibody formation and other severe toxicities. These detrimental effects have not been reported with Alferon N which could allow this product to assume a much larger market share. These revenues would provide operational capital to complete the Phase III Clinical trials of our experimental drug, Ampligen(R) in a more cost effective, non-dilutive manner on a shareholder's equity. Alferon N Injection(R) [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multispecies alpha interferon product. There are essentially no antibodies observed against natural interferon to date and the product has a relatively low side-effect profile. Alferon is the only natural-source, multispecies alpha interferon currently sold in the U.S. and is also approved for sale in Mexico, Germany, Singapore and Hong-Kong.

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

Pipeline products (alpha interferon)

The following products, together with other assets are to be acquired upon the closing of the second ISI agreement, which is anticipated to occur in May 2003.

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

Limited number ME/CFS patients were treated during 2002 with Ampligen(R) in the United Kingdom, Austria and Belgium under existing regulatory procedures in these countries, which allow the therapeutic use of an experimental drug under certain conditions. These procedures allowed us to recover the cost of Ampligen(R) used as well as to collect additional clinical data. Corresponding procedures are being considered in several other countries at the request of locally based physicians.

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

                                  MANUFACTURING

We outsource the manufacturing of Ampligen(R) to certain contractor facilities in the United States and South Africa while maintaining full quality control and supervision of the process. Nucleic Acid polymers constitute the raw material used in the production of Ampligen(R). We acquire our raw materials from Ribotech, Ltd. ("Ribotech') located in South Africa. Ribotech, is jointly owned by us (24.9%) and Bioclones, proprietary, Ltd. (75.1%). Bioclones manages and operates Ribotech. Two manufacturers in the United States are available to provide the polymers if Ribotech is unable to supply our needs. Sourcing our needs from other suppliers could result in a cost increase for our raw materials.

Until 1999, we distributed Ampligen(R) in the form of a freeze-dried powder to be formulated by pharmacists at the site of use. We perfected a production process to produce ready to use liquid Ampligen(R) in a dosage form, which will mainly be used upon commercial approval of Ampligen(R). At the present time, we have engaged the services of Schering-Plough Products to mass produce ready-to-use Ampligen(R) doses. There are other pharmaceutical processing companies that can supply our production needs.

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

For more information about our arrangements with Gentiva Health Services, Bioclones, Esteve and Biovail see below, "RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS"

                                   COMPETITION

Our potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have.

These companies and their competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments will offer competition to our products. Furthermore, our competitors have significantly greater experience than we do in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, EMEA Health Protection Branch ("HPB") and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA EMEA and HPB product approvals more rapidly than us. If any of our products receive regulatory approvals and we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience. Our competitors may possess or obtain patent protection or other intellectual property rights that prevent, limit or otherwise adversely affect our ability to develop or exploit our products.

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

                              GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of ALFERON N products and our ongoing research and product development activities. Ampligen(R) and the products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, human new drug products for human are subject to rigorous preclinical and clinical testing as a condition for clearances by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has required and will continue to require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue. We have received orphan drug designation for certain therapeutic indications, which might, under certain conditions, accelerate the process of drug commercialization. ALFERON N is only approved for use in treating genital warts. Use of Alferon N for other applications requires regulatory approval.

A "Fast-Track" designation by the FDA, while not affecting any clinical development time per se, has the potential effect of reducing the regulatory review time by 50 percent (50%) from the time that a commercial drug application is actually submitted for final regulatory review. Regulatory agencies may apply a "Fast Track" designation to a potential new drug to accelerate the approval and commercialization process. Criteria for "Fast Track" include: a) a devastating disease without adequate therapy and b) laboratory or clinical evidence that the candidate drug may address the unmet medical need. As of March 31, 2003, we have not received a Fast-Track designation for any of our potential therapeutic indications although we have received "Orphan Drug Designation" for both ME/CFS and HIV/AIDS in the United States. We will continue to present data from time to time in support of obtaining accelerated review. We have not yet submitted any New Drug Application (NDA) for Ampligen(R) or any other drug to a North American regulatory authority. There are no assurances that such designation will be granted, or if granted, there are no assurances that Fast Track designation will materially increase the prospect of a successful commercial application. In 2000 we submitted an emergency treatment protocol for clinically-resistant HIV patients, which was withdrawn by us during the statutory 30 day regulatory review period in favor of a set of individual physician-generated applications. There are no assurances that authorizations to commence such treatments will be granted by any regulatory authority or that the resultant treatments, if any, will support drug efficacy and safety. In 2001, we did receive FDA authorization for two separate Phase IIb HIV treatment protocols in which the Company's drug is combined with certain presently available antiretroviral agents. Interim results were presented in 2002 at various international scientific meetings.

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

                RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS

In 1994, we entered into a licensing agreement with Bioclones (Property) limited ("Bioclones") for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen(R) and Oragen(TM). Bioclones is to pursue regulatory approval in the areas of its franchise and is required to conduct Hepatitis clinical trials, based on international GMP and GLP standards. Thus far, these Hepatitis studies have not yet commenced to a meaningful level. Bioclones has been given the first right of refusal, subject to pricing, to manufacture that amount of polamers utilized in the production of Ampligen(R) sufficient to satisfy at least one-third of the worldwide sales requirement of Ampligen(R) and other nucleic acid-derived drugs. Pursuant to this arrangement, we received 1) access to worldwide markets 2) commercial-scale manufacturing resources, 3) a $3 million cash payment in 1995 from Bioclones, 4) a 24.9% ownership in Ribotech, Ltd. a company set up by Bioclones to develop and manufacture RNA drug compounds, and 5) royalties of 8% on Bioclones nucleic acid-derived drug sales in the licensed territories. The agreement with Bioclones terminates three years after the expiration of the last of the patents supporting the license granted to Bioclones, subject to earlier termination by the parties for uncured defaults under the agreement, or bankruptcy or insolvency of either party. The last patent expires on December 22, 2012.

In August, 1998, we entered into a strategic alliance with Gentiva Health Services (formerly known as Olsten Health Care Services) to develop certain marketing and distribution capacity for Ampligen(R) in the United States. Gentiva is one of the nation's largest home health care companies with over 400 offices and sixty thousand caregivers nationwide. Pursuant to the agreement, Gentiva assumed certain responsibilities for distribution of Ampligen(R) for which they receive a fee. Through this arrangement, Hemispherx may mitigate the necessity of incurring certain up-front costs. Gentiva also works with us in connection with the Amp 511 ME/CFS cost recovery treatment program, Amp 516 ME/CFS PHASE III clinical trial and the Amp 719(combining Ampligen with other antiviral drugs in HIV-salvage therapy and Amp 720 HIV Phase IIb clinical trials now under way. There can be no assurances that this alliance will develop a significant commercial position in any of its targeted chronic disease markets. The agreement had an initial one year term from February 9, 1998 with successive additional one (1) year terms unless either party notifies the other not less than one hundred eighty (180) days prior to the anniversary date of its intent to terminate the agreement. Also, the agreement may be terminated for the uncured defaults, or bankruptcy or insolvency of either party and will automatically terminate upon our receiving New Drug Approval for Ampligen(R) from the FDA, at which time, a new agreement will need to be negotiated with Gentiva or another major drug distributor. There were no initial fees and subsequent fees paid under this agreement total $59,000 for services performed.

We have acquired a series of patents on Oragen(TM), potentially an oral broad spectrum antiviral, Immunological enhancers through a licensing agreement with Temple University. We were granted an exclusive worldwide license from Temple for the Oragen(TM) products. Pursuant to the arrangement, we are obligated to pay royalties of 2% to 4% on sales of Oragen(TM), depending on how much technological assistance is required of Temple. There were no initial fees and we currently pay minimum royalties of $30,000 per year to Temple. These compounds have been evaluated in various academic and government laboratories for application to Chronic viral and immunological disorders. This agreement is to remain in effect until the date that the last licensed patent expires unless terminated sooner by mutual consent or default due to royalties not being paid. The last Oragen(TM) patent expires on August 22, 2015.

In December, 1999, we entered into an agreement with Biovail Corporation International ("Biovail"). Biovail is an international full service pharmaceutical company engaged in the formulation, clinical testing, registration and manufacture of drug products utilizing advanced drug delivery systems. Biovail is headquartered in Toronto, Canada. The agreement grants Biovail the exclusive distributorship of our product in the Canadian territories subject to certain terms and conditions. In return, Biovail agrees to conduct certain pre-marketing clinical studies and market development programs, including without limitation, expansion of the Emergency Drug Release Program in Canada with respect to our products. In addition, Biovail agrees to work with us in preparing and filing a New Drug Submission with Canadian Regulatory Authorities. Biovail invested $2,250,000 in Hemispherx equity at prices above the then current market price and agreed to make an additional investment of $1,750,000 based on receiving approval to market Ampligen(R) in Canada from the appropriate regulatory authorities in Canada. The Agreement requires Biovail to buy exclusively from us and penetrate certain market segments at specific rates in order to maintain market exclusivity. The agreement terminates on December 15, 2009, subject to successive two (2) year extensions by the parties and subject to earlier termination by the parties for uncured defaults under the agreement, bankruptcy or insolvency of either party, or withdrawal of our product from Canada for a period of more than ninety (90) days for serious adverse health or safety reasons.

In 1998, the Company invested $1,074,000 for a 3.3% equity interest in R.E.D. Laboratory ("R.E.D."). R.E.D. is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue Syndrome and other chronic immune diseases. Primarily, R.E.D.'s research and development is based on certain technology owned by Temple University and licensed to R.E.D. We have an informal collaboration arrangement with R.E.D. to assist in this development. We have supplied scientific data with respect to ME/CFS and engaged R.E.D. to conduct certain blood tests for our ME/CFS clinical trials. We have no other obligations to R.E.D. R.E.D. is headquartered in Belgium. The investment was recorded at cost in 1998. During three months ended June 2002 and December 2002 respectively, we recorded a non-cash charge of $678,000 and $396,000 respectively, to operations with respect to our investment in R.E.D. These charges were the result of our determination that R.E.D.'s business and financial position had deteriorated to the point that our investment had been permanently impaired.

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

In April, 1999 we acquired a 30% equity position in the California Institute of Molecular Medicine ("CIMM") for $750,000. CIMM'S research is focused on developing therapies for use in treating patients affected by Hepatitis C ("HCV"). We use the equity method of accounting with respect to this investment. During the fourth quarter of 2001 we recorded a non-cash charge of $485,000 with respect to our investment in CIMM. This was a result of our determination that CIMM's operations have not yet evolved to the point where the full carrying value of our investment could be supported based on that company's financial position and operating results. During 2002, CIMM continued to suffer significant losses resulting in a deterioration of its financial condition. The $485,000 written off during 2001 represented the unamortized balance of goodwill included as part of the Company's investment. Additionally, during 2001 the Company reduced its investment in CIMM based on its percentage interest in CIMM's continued operating losses. The Company's remaining investment at December 31, 2001 in CIMM, representing its 30% interest in CIMM's equity at such date, was not deemed to be permanently impaired but was completely written off during 2002. Such amount was not material. These charges are reflected in the Consolidated Statements of Operations under the caption "Equity loss in unconsolidated affiliate". We still believe CIMM will succeed in their efforts to advance therapeutic treatment of HCV. We believe that CIMM's Hepatitis C diagnostic technology has great promise and will fill a long-standing global void in the collective abilities to diagnose and treat Hepatitis C infection at an early stage of the disorder.

In March 2002, our European subsidiary Hemispherx S.A. entered into a Sales and Distribution agreement with Esteve. Pursuant to the terms of the agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of ME/CFS. In addition to other terms and other projected payments, Esteve agreed to conduct certain clinical trials using Ampligen(R) in the patient population coinfected with hepatitis C and HIV viruses. The agreement runs for the longer of 10 years from the date of first arms-length sale in the Territory, the expiration of the last Hemispherx patent exploited by Esteve or the period of regulatory data protection for Ampligen(R) in the applicable territory. Pursuant to the terms of the agreement Esteve is to conduct clinical trials using Ampligen(R) to treat patients with both HCV and HIV and is required to purchase certain minimum annual amounts of Ampligen(R). The agreement is terminable by either party if Ampligen(R) is withdrawn form the territory for a specified period due to serious adverse health or safety reasons; bankruptcy, insolvency or related issues of one of the parties; or material breach of the agreement. Hemispherx may transform the agreement into a non-exclusive agreement or terminate the agreement in the event that Esteve does not meet specified percentages of its annual minimum purchase requirements under the agreement. Esteve may terminate the agreement in the event that Hemispherx fails to supply Ampligen(R) to the territory for a specified period of time or certain clinical trials being conducted by Hemispherx are not successful. The last patent with respect to this agreement expires on June 5, 2012.

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

                     RECENT FINANCING AND ASSET ACQUISITIONS

On March 12, 2003, we issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2005 and an aggregate of 743,288 Warrants to two investors in a private placement for aggregate anticipated gross proceeds of $4,650,000 realizing net proceeds of $4,423,000 after legal and related costs. Pursuant to the terms of the Debentures, $1,550,000 of the proceeds from the sale of the Debentures have been held back and will be released to us if, and only if, we acquire ISI's facility within 90 days from March 12, 2003. Consummation of the acquisition of ISI's facility requires, among other things, approval by ISI's shareholders and certain environmental approvals. As of the date hereof, there is the possibility that either or both approvals may not be obtained within the required 90 day period. Our failure to complete the acquisition within the 90 day period would be a technical default of the terms of the Debentures and, absent consent from the Debenture holders for additional time, would result in our having to redeem the securities. If we do not receive the additional Debenture funds as planned and, especially if we are required to redeem the Debentures, our financial condition would be materially and adversely affected and we would probably have to reduce or possibly curtail operational spending including some critical clinical effort. The Debentures mature on January 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the Senior Convertible Debentures, we have pledged all of our assets other than intellectual property, as collateral and are subject to comply with certain financial and negative covenants, which include but are not limited to the repayment of principal balances upon achieving certain revenue milestone.

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

The Company also is required to pay ISI a service fee and pay certain of ISI's obligations related to the product and their employees. These costs approximate $1,170,996.

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

Pursuant to the agreements with ISI and its creditors, the Company is in the process of registering the foregoing shares issued and to be issued to ISI and its creditors for public sale in the registration statement on form S-3 mentioned above. Except for 125,000 of the shares issued and to be issued to ISI, the Company has guaranteed the market value of the shares retained by ISI and the two creditors through March 11, 2005 to be $1.59 per share for a total of $2,275,000. ISI and the creditors are permitted to periodically sell certain amounts of their shares.

Our overall consideration for the assets acquired in the first and second agreement consisting of stock, assumption of debt, commitments and obligations relating to the real estate and equipment is expected to be $4,149,996 of which $1,691,996 will be cash.

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

On March 13, 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Esteve, in exchange for 1,000,000 Euros of convertible preferred equity certificates of Hemispherx Biopharma Europe, S.A., owned by Esteve, and all dividends earned and to be earned through September 30, 2003. We agreed to register the shares issued to Provesan SA, and we are in the process of registering these shares for public sale in the registration statement of form S-3 mentioned above.

On March 31, 2003 we settled our outstanding claim with an insurance company relating to reimbursement of expenses in connection with our Asensio law suits. See Legal Proceedings for more detailed information. The terms of the settlement are confidential. We have applied the net proceeds of approximately $1,050,000 as a reduction in general and administrative expenses in our statement of operations for the year ended December 31, 2002.

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

                                  RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially from those projected in the forward-looking statements made in this Form 10-K/A. Among the key factors that have a direct bearing on our results of operations are:

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

      All  of our  drugs  and  associated  technologies  other  than  ALFERON  N
Injection are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. At present, ALFERON N Injection is only approved for the treatment of genital warts. Use of ALFERON N Injection for other applications will require regulatory approval. In this regard, Interferon Sciences, Inc., the Company from which we obtained our rights to ALFERON N Injection, conducted clinical trials related to use of ALFERON N Injection for treatment of HIV and Hepatitis C. In both instances, the FDA determined that additional studies were necessary in order to fully evaluate the efficacy of ALFERON N Injection(R) in the treatment of HIV and Hepatitis C diseases. We have no obligation or plans to conduct these additional studies at this time. Our principal development efforts are currently focused on Ampligen(R), which has not been approved for commercial use. Our products, including Ampligen(R), are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch("HPB") of Canada, and the European

Medical Evaluation Agency ("EMEA") in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen(R) or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen(R) will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen(R) is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. If Ampligen(R) or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations will be materially adversely effected.

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

      The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market.
Based upon our current operating plan, we anticipate that we will need approximately $5,400,000 over the next 12 months, inclusive of revenues and financing, to sustain our operations. In March 2003, we received $2,873,000 in initial net proceeds from the sale of the Debentures and Warrants and, pursuant to the terms of the Debentures, if and when we close on the second Interferon Sciences asset acquisition, we will receive additional net proceeds of
$1,550,000. We anticipate receipt of revenues and proceeds from the sales of Ampligen(R) under the Cost Recovery Clinical Programs and, possibly, funds from the exercise of outstanding non-public warrants. We also anticipate significant revenues from our recently acquired commercial product, Alferon N. As of May 1, 2003, we had approximately $3.6 Million in cash and short term investments. We believe that these funds plus 1) the anticipated infusion of approximately $1.55 million in remaining net proceeds from the Debenture placement and 2) the projected net cash flow from the sale of ALFERON N should be sufficient to meet our operating requirement for the next 12 months. We may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material effect on our ability to develop our products. In addition, if we do not timely complete the second ISI asset acquisition, our financial condition could be materially and adversely affected (see the next risk factor).

If we do not complete the second Interferon Sciences asset acquisition, our ability to generate revenues from the sale of ALFERON N Injection and our financial condition will be adversely affected.

     In March, 2003 we executed two agreements with Interferon Sciences, Inc. ("ISI") to purchase certain assets of ISI. In the first agreement we acquired ISI's inventory of ALFERON N Injection(R) and a limited license for the production, manufacture, use, marketing and sale of this product. Our ability to generate sustained revenues from sales of this product is dependent, among other things, on our completing the terms of the second agreement to acquire the balance of ISI's rights to its product as well as ISI's production facility used to formulate and purify the drug concentrate of ALFERON N Injection(R). In addition, pursuant to the terms of the Debentures, we are required to acquire ISI's facility within 90 days from March 12, 2003 and, unless and until we acquire the facility, $1,550,000 of the proceeds from the sale of the Debentures has been held back. Consummation of the second agreement requires, among other things, approval by ISI's shareholders and certain environmental approvals with regard to the sale of the facility. As of the date hereof, there is the possibility that either or both approvals may not be obtained within the required 90 day period. Our failure to complete the acquisition within the 90 day period would be a technical default of the terms of the Debentures and, absent consent from the Debenture holders for additional time, most likely would result in our having to redeem the securities. If we do not receive the additional Debenture funds as planned and, especially if we are required to redeem the Debentures, our financial condition would be materially and adversely affected and we would probably have to reduce or possibly curtail operational spending including some critical clinical effort.

The limited number of unissued and unreserved authorized shares of Common Stock severely restricts our ability to raise funds through the sale of our securities.

      We have a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants. As of May 1, 2003, only approximately 809,000 shares of our authorized shares of Common Stock will not be issued or reserved for issuance. Unless and until we are able to increase the number of authorized shares of Common Stock, our ability to raise funds through the sale of Common Stock or instruments that are convertible into or exercisable for Common Stock will be severely restricted. Although we intend to ask our stockholders at our next annual meeting to approve an amendment to our Certificate of Incorporation to increase the shares of Common Stock we are authorized to issue, we cannot assure you that we will be able to obtain this approval.

We have guaranteed the value of a number of shares issued and to be issued as a result of our acquisition of assets from Interferon Sciences. If our share price is not above $1.59 per share 12 or 18 months after the dates of issuance of the guaranteed shares, our financial condition could be adversely affected.

      In March 2003 we issued 487,028 shares to Interferon Sciences and, upon the completion of the second Interferon Sciences asset acquisition, we will issue an additional 487,028 shares to Interferon Sciences and an aggregate of 581,761 shares to two of Interferon Sciences' creditors. We anticipate, but cannot assure, that we will close the second Interferon Sciences asset acquisition by mid June, 2003. We have guaranteed the value of up to 1,430,817 of these shares to be $1.59 per share or $2,275,000 in the aggregate on the relevant termination dates. The termination dates are 18 months after the dates of issuance of the guaranteed shares to ISI and GP Strategies, and 12 months after the date of issuance of the guaranteed shares to the American National Red Cross. The guarantee relates only to those shares still held by Interferon Sciences and the two creditors on the applicable termination date. If, within 30 days after the relevant termination date, holders of the guaranteed shares request that we honor the guarantees, we will reacquire the holders' remaining guaranteed shares and pay the holders $1.59 per share. By way of example, assuming that all 1,430,817 shares are still held on the relevant termination dates, we would be obligated to pay to Interferon Sciences and these two creditors an aggregate of $2,275,000. The reported last sale price for our common stock on the American Stock Exchange on May 16, 2003 was $2.84 per share. If, during the 31 days commencing on the relevant termination dates, the market price of our stock is not above $1.59 per share, we most likely would be requested and obligated to pay the guaranteed amount on the guaranteed shares outstanding on the relevant termination dates. We believe that the number of guaranteed shares still outstanding on the relevant termination dates will be a factor of the market price and sales volume of our common stock during the 18 month period prior to the relevant termination date.

      If the holders of the guaranteed shares do not sell a significant amount of their guaranteed shares prior to the relevant termination dates and the price of our common stock during the 31 day period commencing on the relevant termination dates is not above $1.59 per share, we most likely will be required to repurchase a significant number of guaranteed shares and our financial condition could be materially and adversely affected.

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

      Ampligen(R). Competitors may be developing technologies that are, or in the future may be, the basis for competitive products. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for commercial sale with respect to treating ME/CFS and we have no knowledge of any ME/CFS drugs being developed by others. The dominant competitors with drugs to treat HIV diseases include Gilead Pharmaceutical, Pfizer, Bristol-Myers, Abbott Labs and Schering-Plough Corp. ("Shering"). These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism action of Ampligen(R) on the immune system, we cannot assure that we will be able to compete.

      ALFERON N Injection(R). Many potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. ALFERON N Injection currently competes with Schering's injectable recombinant alpha interferon product (INTRON(R) A) for the treatment of genital warts. 3M Pharmaceuticals also received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of external genital and perianal warts. ALFERON N Injection also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of ALFERON N Injection. If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our potential competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. In the United States, two recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting multiple sclerosis. There can be no assurance that, if we are able to obtain regulatory approval of ALFERON N Injection for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than ALFERON N Injection. Currently, Interferon Sciences' wholesale price on a per unit basis of ALFERON N Injection is substantially higher than that of the competitive recombinant alpha and beta interferon products.

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

The market price of our common stock has been and is likely to be volatile. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

      o announcements of the results of clinical trials by us or our competitors;

      o     adverse reactions to products;

      o governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency concerns regarding the safety or effectiveness of our products;

      o changes in U.S. or foreign regulatory policy during the period of product development;

      o developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;

      o     announcements of technological innovations by us or our competitors;

      o announcements of new products or new contracts by us or our competitors;

      o actual or anticipated variations in our operating results due to the level of development expenses and other factors;

      o changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;

      o     conditions and trends in the pharmaceutical and other industries;

      o     new accounting standards; and

      o     the  occurrence  of  any of  the  risks  described  in  these  "Risk
            Factors."

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

      As of May 1, 2003, approximately 834,445 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, we are registering 5,967,820 shares issuable upon the conversion of 135% of the Debentures and as payment of interest thereon. All of these shares are being registered in the form S-3 registration statement discussed above pursuant to agreements between us and the purchasers in our recent private placements, requiring us to register their shares for resale under the Securities Act. This permits the sale of registered shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. In addition, as of May 1, 2003, we had options and warrants outstanding for the purchase of an aggregate of approximately 9,710,035 shares of our common stock, which includes 135% of the shares issuable upon exercise of the Warrants. To the extent the exercise price of the options and warrants is less than the market price of the common stock, the holders of the options and warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. Moreover, we anticipate that we will be issuing and registering for public resale 1,068,789 shares if and when we acquire additional assets from Interferon Sciences, Inc. and, possibly, additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management, which could discourage or delay offers to acquire us.

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

Since October 1997 our common stock and Class A warrants have been listed and traded on the American Stock Exchange ("AMEX") under the symbol HEB and HEBws, respectively. The Class A Warrants expired on November 2, 2001. The following table sets forth the high and low list prices for our Common Stock for the last two fiscal years and the first quarter of fiscal 2003 as reported by the AMEX. Such prices reflect inter-dealer prices, without retail markup, markdowns or commissions and may not necessarily represent actual transactions.

COMMON STOCK                                               High           Low
                                                           ----           ---
Time Period:

January 1, 2001 through March 31, 2001                    $5.75          $3.01
April 1, 2001 through June 30, 2001                        7.15           3.96
July 1, 2001 through September 30, 2001                    6.85           3.89
October 1, 2001 through December 31, 2001                  5.29           3.41

Time Period:

January 1, 2002 through March 31, 2002                     4.76           3.45
April 1, 2002 through June 30, 2002                        3.97           2.50
July 1, 2002 through September 30, 2002                    2.63            .80
October 1, 2002 through December 31, 2002                  2.86           1.40

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


                                     Number of                                      Number of securities
                                     Securities to be                               Remaining available
                                     issued upon            Weighted-average        For future issuance
                                     exercise of            Exercise price of       under equity
                                     outstanding            Outstanding             compensation plans
                                     options, warrants      Options, warrants       (excluding securities
Plan Category                        and rights             And rights              Reflected in column (a))
                                     (a)                    (b)                     (c)

Equity compensation plans
approved by security holders:         294,665                $ 3.57                  258,293

Equity compensation plans not         --                      --                      --
approved by security holders:

Total                                 294,665                $ 3.57                  258,293

ITEM 6. Selected Financial Data (in thousands except for share and per share data).


Year Ended
December 31                         1998          1999           2000           2001          2002
-----------                         ----          ----           ----           ----          ----
Statement of Operations Data
Revenues and License fee Income     $401           $678           $788           $390           $904
Net loss                          (7,324)       (12,298)        (8,552)        (9,083)        (7,424)
Basic and diluted loss per
share                              (0.32)         (0.47)         (0.29)         (0.29)         (0.23)
Shares used in computing
basic and diluted net
loss per share                22,724,913     26,380,351     29,251,846     31,433,208     32,085,776

Balance Sheet Data

Total Assets                     $16,327        $14,168        $13,067        $12,035         $6,040
Common Stockholders'
Equity                            15,185         12,657         11,572         10,763          3,630
Other Cash Flow Data

Cash used in
operating ctivities               (5,751)        (6,990)        (8,074)        (7,281)        (6,409)
Capital expenditures                (151)          (251)          (171)          --             --

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2002. This information should be read in conjunction with Item 6 - "Selected Financial Data" and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K/A.

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

We have established a strong foundation of laboratory, pre-clinical data with respect to the development of nucleic acid to enhance the natural antiviral defense system of the human body and the development of the therapeutic products for the treatment of chronic disease. Our strategy is to obtain the required regulatory approval which will allow the progressive introduction of Ampligen(R) (our proprietary drug) for treating Myalgic encephalomyelitis Chronic Syndrome (ME/CFS"), HIV, hepatitis C ("HCV") and hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. Ampligen(R) is currently in phase III clinical trials in the U.S. for use in treatment of ME/CFS and is in Phase IIb Clinical trials in the U.S. for the treatment of newly emerged multi-drug resistant HIV, and for the induction of Cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktail.

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

 We received a licensing fee of 625,000 Euros (some $563,000) from Esteve pursuant to a sales and distribution agreement in which Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of ME/CFS in turn we provided to Esteve technical scientific and commercial information. The agreement terms require no additional performance by us. Our total revenues, including this licensing fee, in 2002 was $904,000 compared to revenues of $390,000 in 2001.

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

Research and Development costs

Our strategy is to develop our lead compound, the experimental immunotherapeutic Ampligen(R), to treat chronic diseases for which there is currently no adequate treatment available. We seek the required regulatory approval, which will allow the commercial introduction of Ampligen for ME/CFS and HIV/AIDS in the U.S., Canada, Europe and Japan.

Ampligen is currently being tested in a Phase III clinical trial, in the U.S., for use in treatment of ME/CFS, the so-called AMP-516 study. Ampligen is also currently in two Phase IIb studies for the treatment of HIV to overcome multi-drug resistance, virus mutation and toxicity associated with current HAART therapies. One study, the AMP-719, is a Salvage Therapy, conducted in the U.S. and evaluating the potential synergistic efficacy of Ampligen in multi-drug resistant HIV patients for immune enhancement. The second study, the AMP-720, is a clinical trial designed to evaluate the effect of Ampligen under Strategic Treatment Intervention and is also conducted in the U.S.

AMP 516

As of December, 2002 the study was fully enrolled and we have patients in excess of the full enrollment in order to potentially compensate for "drop outs". More than 230 patients have been randomized into the trial and we expect to complete dosing the current group by the end of 2003. The next stage of the program is final data collection, quality assurance of the data to insure its accuracy and analysis of the data according to regulatory guidelines to facilitate the New Drug Application (NDA), expected to be filed in the first or second quarter of 2004. The date of potential commercial approval depends on whether the Company receives Fast Track Status or not by the FDA. In case of Fast Track the FDA approval time is maximum six months. If the Company is not granted Fast Track Designation, the approval time can take substantially longer, depending on the progress made by the FDA in review of the application. The FDA may deny full commercial approval to the drug at any time, including after Fast Track Status has been awarded.

Expenses related to the ME/CFS Phase III are expected to decrease in 2003 because of fewer patients to be treated as the trial nears completion. The remaining patients are treated at only two investigational sites, which makes data collection and monitoring more cost effective. Accordingly, the estimated cost for completion of the study and data analysis is estimated to be approximately $500,000 to $600,000. In the event significant numbers of patients were to prematurely leave the clinical trial, any potential FDA approval of an NDA could be indefinitely delayed which would have a materially adverse effect on the Company's ability to receive potential revenues in the next 2-3 years from this therapeutic indication.

As with any experimental drug being tested for use in treating human diseases, the FDA must approve the testing and clinical protocols employed and must render their decision based on the safety and efficacy of the drug being tested. Historically this is a long and costly process. Our ME/CFS AMP 516 clinical study is a Phase III study, which based on favorable results, will serve as the basis for us to file a new drug application with the FDA. The FDA review process could take 18-24 months and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) required more research, development, and clinical work, 3_ approval to market as well as conduct more testing, or 4) reject our application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

AMP 719 and AMP 720

As of December 2002 approximately 55 patients have been enrolled in both studies combined and they are being treated in approximately 10 different active sites around the U.S. The Company expects the enrollment in these clinical trials to accelerate as we recruit more investigators based on the open-label analysis and presentation of promising results in Prague, Barcelona, Spain and Naples.

The length of the study and the costs related to these trials cannot be determined at this time as it will be materially influenced by (a) the number of clinical investigators needed to fulfill the required number of patients, (b) the rate of accrual of patients and (c) the retention of patients on the protocol and their adherence to the protocol requirements. Under optimal conditions, the out of pocket cost of completing the studies could be approximately $3 million. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, because there could be competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment may compete for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data by the FDA, which will decide when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial will have to be conducted or not. In case of Phase III study is required; the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, the Company may obtain revenues from its HIV treatment indications.

Our overall research and development direct costs in 2002 were $4,946,000 compared to direct research and development costs in 2001 of $5,780,000 and $6,136,000 in 2000. We estimate that 80% of these expenditures to be related to our ME/CFS research and development and 20% related to our HIV studies.

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

In April, 1999 we acquired a 30% equity position in the California Institute of Molecular Medicine ("CIMM") for $750,000. During the fourth quarter of 2001 we recorded a non-cash charge of $485,000 with respect to our investment in CIMM. This was a result of our determination that CIMM's operations have not yet evolved to the point where the full carrying value of our investment could be supported based on that Company's financial position and operating results. This amount represented the unamortized balance of goodwill included as part of our investment. During 2002, CIMM continued to suffer significant losses resulting in a deterioration of its financial condition. The $485,000 written off during 2001 represented the un-amortized balance of goodwill included as part of the Company's investment. Additionally, during 2001 the Company reduced its investment in CIMM based on its percentage interest in CIMM's continued operating losses. The Company's remaining investment at December 12, 2002 in

CIMM, representing a 30% interest in CIMM's equity at such date, was completely written off during 2002. Such amount was not material.

These charges are reflected in the Consolidated Statements of Operations under the caption "Equity loss in unconsolidated affiliate." Please see "RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS" in Part 1 for more details on these transactions.

Other Income/Expense

Interest and other income totaled $103,000 in 2002 compared to $284,000 recorded in 2001. Significantly lower interest rates on money market accounts and lower cash available for investment basically account for the difference. All funds in excess of our immediate need are invested in short term high quality securities, which earned much lower interest income in 2002.

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

Research and Development costs

As previously noted, our research and development is primarily directed at developing our lead product, Ampligen(R), as a therapy for use in treating various chronic illnesses as well as cancer. In 2000 and 2001, most of this effort was directed toward conducting and supporting clinical trials involving patients affected with ME/CFS. Our research and development direct costs were $5,780,000 in 2001 compared to $6,136,000 spent in 2000. The lower research and development costs basically reflect the net sum of less costs related to lower cost recovery treatment revenues and lower expenses related to the ME/CFS clinical trials offset by increased purchases of polymers and increased expenses relating to the HIV trials initiated in 2001. As to be expected, costs related to the cost recovery treatment programs were down approximately $275,000 due to lower revenues recorded in 2001. Also expenses relating to the ME/CFS Phase III clinical trial were down some $863,000 in 2001 versus 2000 due to fewer patients being treated in the cost-intensive segment of the program as the clinical trial nears completion. This clinical trial is a multicenter, placebo-controlled, randomized, double blind study to evaluate the efficacy and safety of treating 230 ME/CFS patients with Ampligen(R). As of February 2002, more than 220 patients have been enrolled. These lower costs relating to our ME/CFS programs were partially offset by an increase in polymer purchase in 2001 in the amount of $317,000 and an increase due to spending on the new HIV clinical trials now underway. The polymer purchase increase was needed to boost our on hand inventory for the production of Ampligen(R). The HIV clinical trials were initiated to evaluate the use of Ampligen(R) in concert with other antiviral drugs in treating patients severely afflicted with AIDS. We expect levels of these clinical trials to continue throughout 2002. (See Part I, Item 1 "BUSINESS" for more information on our Research and Development for programs.)

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

Other Income/Expense

Interest and other income of $284,000 in 2001 was lower than the $572,000 recorded in 2000. Significantly lower interest rates on money market accounts and lower cash available for investment basically account for the difference. All funds in excess of our immediate need are invested in short term high quality securities, which earned much lower interest income in 2001.

Liquidity And Capital Resources

Cash, cash equivalents and short term investments at December 31, 2002 were approximately $2,811,000. Cash used for operating activities in 2002 was $6,409,000. Additional uses of cash included expenditures of $176,000 for patent acquisition cost, and $50,000 to acquire 27,500 shares of our stock.

Cash proceeds from financing activities in 2002 were approximately $961,000. $65,000 was received from stock subscriptions and $946,000 was received from the issuance of preferred equity certificates of our European subsidiary.

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

Also Esteve purchased 1,000,000 Euros of Hemispherx S.A.'s convertible preferred equity certificates. These securities paid a 7% dividend and were to be converted into .00114% of the outstanding common stock of Hemispherx S.A. upon the earlier of the completion of an initial public offering ("IPO") on a European stock exchange or September 30, 2003. However, at our request, on January 9, 2003, Esteve agreed to convert the preferred equity certificates into shares of our common stock and, on March 13, 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Esteve, in exchange for the 1,000,000 Euros of convertible preferred equity certificates owned by Esteve. We agreed to register the shares issued to Provesan SA and we have registered these shares for public sale.

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

Contractual Obligations

                                           (dollars in thousands)
                                       Obligations Expiring by Period
                              ------------------------------------------------
                              Total         2003       2004-2005     2006-2007
                              -----         ----       ---------     ---------
Operating leases              $1,063         $279         $526         $258
                              ======         ====         ====         ====
Total                         $1,063         $279         $526         $258
                              ======         ====         ====         ====

                          NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, "to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created to January 31, 2003, the provision of Interpretation No. 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Registrant

The following sets forth biographical information about each of our directors and executive officers as of the date of this Agreement:

Name                      Age  Position
----                      ---  --------
William A. Carter, M.D.    65  Chairman, Chief Executive Officer, and President
Robert E. Peterson         65  Chief Financial Officer
David R. Strayer, M.D.     55  Medical Director, Regulatory Affairs
Carol A. Smith, Ph.D.      51  Director of Manufacturing and Process Development
Richard C. Piani           76  Director
William M. Mitchell, M.D.  67  Director
Ransom W. Etheridge        63  Director and Secretary
Eraj Kiani                 58  Director

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

CAROL A. SMITH, Ph.D. has served as the Company's Director of Manufacturing and Process Development since April 1995, as Director of Operations since 1993 and as the Manager of Quality Control from 1991 to 1993, with responsibility for the manufacture, control and chemistry of Ampligen(R). Dr. Smith was Scientist/Quality Assurance Officer for Virotech International, Inc. from 1989 to 1991 and Director of the Reverse Transcriptase and Interferon Laboratories and a Clinical Monitor for Life Sciences, Inc. from 1983 to 1989. She received her Ph.D. from the University of South Florida College of Medicine in 1980 and was an NIH post-doctoral fellow at the Pennsylvania State University College of Medicine.

RICHARD C. PIANI has been a director of Hemispherx since 1995. Mr. Piani has been employed as a principal delegate for Industry to the City of Science and Industry, Paris, France, a billion dollar scientific and educational complex. Mr. Piani provided consulting to Hemispherx in 1993, with respect to general business strategies for Hemispherx's European operations and markets. Mr. Piani served as Chairman of Industrielle du Batiment-Morin, a building materials corporation, from 1986 to 1993. Previously Mr. Piani was a Professor of International Strategy at Paris Dauphine University from 1984 to 1993. From 1979 to 1985, Mr. Piani served as Group Director in Charge of International and Commercial Affairs for Rhone-

Poulenc and from 1973 to 1979 he was Chairman and Chief Executive Officer of Societe "La Cellophane", the French company which invented cellophane and several other worldwide products. Mr. Piani has a Law degree from Faculte de Droit, Paris Sorbonne and a Business Administration degree from Ecole des Hautes Etudes Commerciales, Paris.

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

IRAJ E. KIANI, M.B.A., Ph.D., was appointed to the Board of Directors on May 1, 2002. Dr. Kiani is a citizen of England and resides in Newport, California. Dr. Kiani served in various local government position including the Governor of Yasoi, Capital of Boyerahmand, Iran. In 1980, Dr. Kiani moved to England, where he established and managed several trading companies over a period of some 20 years. Dr. Kiani is a planning and logistic specialist who is now applying his knowledge and experience to build a worldwide immunology network, which will use the Company's proprietary technology. Dr. Kiani received his Ph.D. degree from the University of Warwick in England.

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

Audit Committee Expert

Our Audit Committee of the Board of Directors consists of Richard Piani, Committee Chairman, William Mitchell, MD and Ransom Etheridge. Mr. Piani and Dr. Mitchell are Independent Directors. Mr. Etheridge is Secretary of our Company and is considered to be an insider. We do not have a financial expert on the committee in the true sense of the description. However, Mr. Piani is a Businessman and has 40 years of experience of working with budgets, analyzing financials and dealing with financial institutions.

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

                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                    Restricted      Warrants &    All Other
                                                    Stock           Options       Compensation
Name and Principal Position   Year   Salary ($)     Awards          Awards        (1)
----------------------------------------------------------------------------------------------
William A. Carter             2002      $468,830       --        (8)1,000,000       $25,747
  Chairman of the             2001   (4) 456,608       --        (2)  386,650        22,917
  Board and CEO               2000   (4) 539,620       --        (5)  100,000        17,672

Robert E. Peterson            2002      $151,055       --        (8)  200,000          --
  Chief Financial Officer     2001       146,880       --        (3)   40,000          --
                              2000       145,944       --                --            --

David R. Strayer, M.D.        2002      $178,594       --        (8)   50,000          --
  Medical Director            2001       174,591       --        (7)   10,000          --
                              2000   (6) 172,317       --                --            --

Carol A. Smith, Ph.D.         2002      $128,346       --        (8)   20,000          --
  Director of Manufacturing   2001       124,800       --        (7)   10,000          --
                              2000       124,800       --                --

----------
(1) Consists of insurance premiums paid by Hemispherx with respect to term life and disability insurance for the benefit of the named executive officer.

(2) Consists of 188,325 warrants to purchase common stock at $6.00 per share and 188,325 warrants to purchase common stock at $9.00 per share. Also includes a stock option grant of 10,000 shares exercisable at $4.03 per share.

(3) Consist of a stock option grant of 10,000 shares exercisable at $4.03 per share and 30,000 warrants to purchase common stock at $5.00 per share.

(4) Includes a bonus of $90,397 paid in 2000. Also includes funds previously paid to Dr. Carter by Hahnemann Medical University where he served as a professor until 1998. This compensation was continued by the Company and totaled $79,826 in 2000 and 2001, and $82,095 in 2002.

(5) Represents warrants to purchase common stock exercisable at $6.25 per share.

(6) Includes $98,926 paid by Hahnemann Medical University where Dr. Strayer served as a professor until 1998. This compensation was continued by the Company in 2000, 2001 and 2002.

(7)Consist of stock option grant of 10,000 shares exercisable at $4.03 per share.

(8)Represents number of warrants to purchase shares of common stock at $2 per share.

The following table sets forth certain information regarding stock warrants granted during 2002 to the executive officers named in the Summary Compensation Table.


--------------------------------------------------------------------------------------------------------------------------------
                                INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------------------------------------------------


                                          PERCENTAGE OF
                           NUMBER OF      TOTAL WARRANTS                                         POTENTIAL REALIZABLE VALUE AT
                          SECURITIES        GRANTED TO                                            ASSUMED RATES OF STOCK PRICE
                          UNDERLYING       EMPLOYEES IN                                          APPRECIATION FOR WARRANTS TERM
                           WARRANTS        FISCAL YEAR       EXERCISE PRICE     EXPIRATION       ------------------------------
  NAME                   GRANTED (1)          2002(2)         PER SHARE (3)        DATE           5% (4)           10%(4)
--------------------------------------------------------------------------------------------------------------------------------
Carter, W.A.              1,000,000           61.6%               $2              8/13/07        $1,879,500        $1,969,000
--------------------------------------------------------------------------------------------------------------------------------
Peterson, R.                200,000           12.3%               $2              8/13/07          $375,900          $393,800
--------------------------------------------------------------------------------------------------------------------------------
Smith, C.                    20,000            1.2%               $2              8/13/07           $37,590           $39,380
--------------------------------------------------------------------------------------------------------------------------------
Strayer, D.                  50,000            3.1%               $2              8/13/07           $93,975           $98,450
--------------------------------------------------------------------------------------------------------------------------------

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE
                 -----------------------------------------------

                                                                                                Value of Unexercised
                                                 Securities Underlying Unexercised              In-the-Money-Options
                  Shares                        Options at Fiscal Year End Numbers        At Fiscal Year End (1) Dollars
                  Acquired on    Value         -----------------------------------      --------------------------------
Name              Exercise (#)   Realized ($)  Exercisable           Unexercisable      Exercisable        Unexercisable
------------------------------------------------------------------------------------------------------------------------
William Carter       --          --            3,552,044(2)          753,334(3)          $209,200          $97,500

Robert Peterson      --          --              314,240(4)          103,334(5)             6,300            6,300

David Strayer        --          --              101,666(6)           28,334(7)             3,250            3,250

Carol Smith          --          --               28,457(8)           13,334                1,300            1,300

----------
(1)Computation based on $2.13, the December 31, 2002 closing bid price for the common stock on the American Stock Exchange.

(2) Consist of (i) 250,000 warrants exercisable at $2.00 per share expiring on August 13, 2007 (ii) 188,325 warrants exercisable at $6.00 per share expiring on February 22, 2006 (iii) 188,325 warrants exercisable at $9.00 per share expiring on February 22, 2006 (iv) 100,000 warrants exercisable at $6.25 per share expiring on April 8, 2004 (v) 25,000 warrants exercisable at $6.50 per share expiring on September 17, 2004 (vi) 25,000 warrants exercisable at $8.00 per share expiring on September 17, 2004 and 6,666 stock option exercisable at $4.03 per share expiring on January 3, 2011. Also include 2,768,728 warrants and options held in the name of Carter Investments, L.C. of which W.A. Carter in the principal beneficiary. These securities consist of (i) 340,000 warrants exercisable at $4.00 per share expiring on January 1, 2008,(ii) 170,000 warrants exercisable at $5.00 per share expiring on January 1, 2005,(iii) 300,000 warrants exercisable at $6.00 per share expiring on January 1, 2005 (iv) 20,000 warrants exercisable at $4.00 per share expiring on 2008,(v) 465,000 warrants exercisable at $1.75 expiring on June 3, 2005,(vi) 1,400,000 warrants exercisable at $3.50 per share expiring on October 16, 2004 and 73,728 stock options exercisable at $2.71 per share until exercised.

(3) Consist of (i) 750,000 warrants exercisable at $2.00 per share expiring on August 13, 2007 and (ii) 3,334 start options exercisable at $4.03 per share expiring on January 3, 2011.

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

Employment Agreements

      Hemispherx entered into an amended and restated employment agreement with its President and Chief Executive Officer, Dr. William A. Carter, dated as of December 3, 1998, which provided for his employment until May 8, 2004 at an initial base annual salary of $361,586, subject to annual cost of living increases. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base salary, at the sole discretion of the board of directors. Dr. Carter will not participate in any discussions concerning the determination of his annual bonus. Dr. Carter is also entitled to an incentive bonus of 0.5% of the gross proceeds received by Hemispherx from any joint venture or corporate partnering arrangement, up to an aggregate maximum incentive bonus of $250,000 for all such transactions. Dr. Carter's agreement also provides that he be paid a base salary and benefits through May 8, 2004 if he is terminated without "cause", as that term is defined in the agreement. This agreement was extended to

May 8, 2008. Pursuant to his original agreement, as amended on August 8, 1991, Dr. Carter was granted options to purchase 73,728 shares of Hemispherx's common stock at an exercise price of $2.71 per share.

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

Performance Graph

                            ANNUAL RETURN PERCENTAGE

                                                 Years Ending
Company Name / Index            Dec98     Dec99     Dec00      Dec01       Dec02
--------------------------------------------------------------------------------
HEMISPHERX BIOPHARMA INC        69.25     44.55     -52.20      -5.26     -52.67
S&P SMALLCAP 600 INDEX          -1.31     12.40      11.80       6.54     -14.63
PEER GROUP                       6.85     13.61      54.46      63.31      -7.96

                                 INDEXED RETURNS

                            Base                    Years Ending
                            Period
Company Name / Index        Dec97     Dec98    Dec99     Dec00   Dec01    Dec02
--------------------------------------------------------------------------------
HEMISPHERX BIOPHARMA INC     100      169.25   244.65   116.94   110.78    52.44
S&P SMALLCAP 600 INDEX       100       98.69   110.94   124.03   132.13   112.80
PEER GROUP                   100      106.85   121.39   187.50   306.22   281.85

Peer Group Companies
--------------------------------------------------------------------------------
GILEAD SCIENCES INC
ISIS PHARMACEUTICALS INC

                                [GRAPH OMITTED]


                           -------------------------
                           TOTAL SHAREHOLDER RETURNS
                           -------------------------

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

OFFICERS, DIRECTORS AND PRINCIPAL  SHARES BENEFICIALLY    % OF SHARES
STOCKHOLDERS                       OWNED                  BENEFICIALLY OWNED (1)
-------------------------------------------------------------------------------
William A. Carter, M.D.            4,246,034 (2)          11.4
Robert E. Peterson                   314,074 (3)             *
Ransom W. Etheridge                  214,316 (4)             *
Richard C. Piani                     196,747 (5)             *
William M. Mitchell, M.D.            175,640 (6)             *
David R. Strayer, M.D.                87,246 (7)             *
Carol A. Smith, Ph.D                  28,457 (8)             *
Araj-Eghbal Kiani                     12,000 (9)
All directors and executive
officers as a group (8
persons)                           5,274,514             13.7
--------------------
* Less than 1%

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days of April 1, 2003. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, Hemispherx believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

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

(3) Includes (i) 27,574 options to purchase common stock at an average exercise price of $3.92 per share, expiring on July 17, 2003; (ii) warrants to purchase 50,000 shares of Common stock at an exercise price of $3.50 per share, expiring on March 1, 2006; (iii) warrants to purchase 100,000 shares of common stock at $5.00 per share, expiring on April 14, 2006; (iv) 30,000 warrants to purchase common stock at $5.00 per share an expiring on February 28, 2009 (v) options to purchase 6,000 shares at $4.03 per share that expire on January 3, 2011 (VI) 200,000 warrants exercised at $2.00 per share expiring on November 13, 2007 and (v) 500 shares of common stock.

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

(7) Includes (i) stock options to purchase 20,000 shares of common stock at $3.50 per share; (ii) 50,000 warrants to purchase common stock at $4.00 per share; (iii) 2,500 stock options exercisable at $4.03 per share and expiring on January 3, 2011 and; (iv) 14,746 shares of common stock.

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

ITEM 15. Principal Accounting Fees and Services.

All work to be performed by our independent accountants is put forth in engagement letters, which also includes estimates of the cost of performing the work. All engagement letters are presented to the Audit Committee for review and approval.

During  2002 our  independent  Accountants,  BDO  Seidman,  LLP have  billed  us
$102,707 for services consisting of the annual audit and reviews of the Company's quarterly financial statements and $4,435 for the review of the Company's proxy materials, other SEC filings and other services.

We did not retain BDO Seidman, LLP for any professional services relating to financial information system design or implementation.

                                     PART IV

ITEM 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)(2) Financial Statements and Schedules - See index to financial statements on page F-1 of this Annual Report.

(a)(3)    Exhibits - See exhibit index below.

(b) Exhibits and Reports on Form 8K

During the fourth quarter 2002, we filed the following Current Reports on Form 8-K: Report filed on March 12, 2003, concerning events that occurred on March 11, 2003.

(c) As of the date of the filing of this Annual Report on Form 10-K/A no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules. Except as disclosed in the footnotes, the following exhibits were filed with the Securities and Exchange Commission as exhibits to the Company's Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference:

Exhibit
No.                     Description
---                     -----------
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

10.22   Form of Warrant for Common Stock of the Company.*

10.23 Registration Rights Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.*

10.24   Agreement with Esteve.

10.25   Agreement with Gentiva Health Services.

10.26   Agreement with Biovail Corporation International.

21      Subsidiaries of the Registrant

23.01   BDO Seidman, LLP consent

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
----------
* Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 0-27072) dated March 12, 2003 and is hereby incorporated by reference.

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

May 20, 2003

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/S/William A. Carter              Chairman of the Board, Chief
--------------------              Executive Officer and Director    May 19, 2003
William A. Carter, M.D.


/s/Richard Piani                  Director                          May 19, 2003
----------------
Richard Piani

/S/Robert E. Peterson             Chief Financial Officer           May 19, 2003
---------------------
Robert E. Peterson

/S/Ransom Etheridge               Secretary And Director            May 19, 2003
-------------------
Ransom Etheridge

/s/William Mitchell               Director                          May 19, 2003
-------------------
William Mitchell, M.D., Ph.D.

                                 CERTIFICATIONS

Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, William A. Carter, Chief Executive Officer of Hemispherx Biopharma, Inc. (the "Registrant"), certify that:

1. I have reviewed this amendment to the annual report on 10-K of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flow of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

      c)    Presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation , to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  May 19, 2003

                                           /s/ William A. Carter
                                           -------------------------------------
                                               William A. Carter
                                               Chief Executive Officer

I, Robert E. Peterson, Chief Financial Officer of Hemispherx Biopharma, Inc. (the "Registrant"), certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flow of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

      c.    Presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation , to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  May 19, 2003

                                         /s/ Robert E. Peterson
                                             -----------------------------------
                                             Robert E. Peterson
                                             Chief Financial Officer

                   HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                            Page

Report of Independent Certified Public Accountants ......................    F-2

Consolidated Balance Sheets at December 31, 2001 and 2002 ...............    F-3

Consolidated Statements of Operations for each of the years
in the three-year period ended December 31, 2002 ........................    F-4

Consolidated Statements of Changes in Stockholders' Equity
and Comprehensive (Loss) for each of the years
in the three-year period ended December 31, 2002 ........................    F-5


Consolidated Statements of Cash Flows for each of the years
in the three-year period ended December 31, 2002 ........................    F-6


Notes to Consolidated Financial Statements ..............................    F-8

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

/s/ BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 13, 2003, except for note 12, which is as of March 31, 2003

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2002
                                 (in thousands)

                                                               December 31,
                                                          ----------------------
                                                           2001           2002
                                                          -------        -------
                                ASSETS
Current assets:

 Cash and cash equivalents .........................       $3,107        $2,256
 Short term investments (Note 3)  ..................        5,310           555
 Other receivables (Note 12) .......................            8         1,507
 Prepaid expenses and
  other current assets .............................          381            71
                                                        ---------     ---------
   Total current assets ............................        8,806         4,389
 Property and equipment, net .......................          246           155
 Patent and trademark rights, net ..................        1,025           995
 Investments in unconsolidated affiliates ..........        1,878           408
 Other assets ......................................           80            93
                                                        ---------     ---------
   Total assets ....................................      $12,035        $6,040
                                                        =========     =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..............................      $     979       $     786
 Accrued expenses (Note 4) .....................            293             678
                                                      ---------       ---------
    Total current liabilities ..................          1,272           1,464
                                                      ---------       ---------
Commitments and contingencies
 (Notes 7,9, 10 and 12)

Minority Interest in subsidiary (Note (5c) .....           --               946

Stockholders' equity
 (Note 5):
Common stock ...................................             33              33
Additional paid-in capital .....................        106,832         107,155
Accumulated other comprehensive

  income  (Note 2i) ............................             17              35
Accumulated deficit ............................        (91,649)        (99,073)
Treasury stock .................................         (4,470)         (4,520)
                                                      ---------       ---------
    Total stockholders' equity .................         10,763           3,630
                                                      ---------       ---------
    Total liabilities and
     stockholders' equity ......................      $  12,035       $   6,040
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

                                                       December 31,
                                       -----------------------------------------
                                          2000           2001           2002
                                          ----           ----           ----

  Revenue: .........................   $      788     $      390     $      341
  License Fee income (Note  9) .....           --             --            563
                                       ----------     ----------     ----------
 ...................................          788            390            904
  Costs and expenses:
   Research and development ........        6,136          5,780          4,946
    General and
       administrative ..............        3,695          3,412          2,015
                                       ----------     ----------     ----------
  Total costs and expenses .........        9,831          9,192          6,961
Equity loss and write offs of
investments in unconsolidated
affiliates (Note 2c) ...............          (81)          (565)        (1,470)
Interest and other income ..........          572            284            103
                                       ----------     ----------     ----------
      Net loss .....................   $   (8,552)    $   (9,083)    $   (7,424)
                                       ==========     ==========     ==========
  Basic and diluted loss per share .   $     (.29)    $     (.29)    $     (.23)
                                       ==========     ==========     ==========
  Weighted average shares
     outstanding ...................   29,251,846     31,433,208     32,085,776
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

                        (in thousands except share data)


                                             Common                                   Accumulated
                               Common         Stock        Additional                   other                          Treasury
                               Stock        .001 Par        paid-in      Deferred    Comprehensive    Accumulated       stock
                               Shares         Value         capital    compensation   Income (loss)     deficit         shares
                               ------         -----         -------    ------------   -------------     -------         ------
Balance at December 31,
1999                         27,974,507     $   28         $  87,972     $(310)         $ --             $ (74,014)      167,935

Common stock issued           2,393,381          2             9,860        --            --                    --       (20,000)

Purchase of equity
investment                           --         --                67        --            --                    --      (100,000)

Treasury stock purchased             --         --                --        --            --                             350,800

Treasury stock issued in
settlement of debt                   --         --                 8        --            --                    --        (3,089)

Stock compensation and
service expense, net                 --         --                87       310            --                    --            --

Registration costs                   --         --               (10)       --            --                    --

Net comprehensive (loss)             --         --                --        --            34                (8,552)           --
                             ----------     ------         ---------     -----          ----             ---------      --------
Balance at December 31,
2000                         30,367,888         30            97,984        --            34               (82,566)      395,646

Common stock issued           2,155,900          3             8,072        --            --                    --            --

Purchase of equity
investment                       12,000         --                72        --            --                    --            --

Treasury stock purchased             --         --                --        --            --                    --       120,060

Note issued for purchase
of stock                             --         --               (60)       --            --                    --            --

Stock issued in settlement
of debt                          21,198         --                91        --            --                    --            --

Stock and stock warrant
compensation expense             19,000         --               673        --            --                    --            --

Net comprehensive (loss)             --         --                --        --           (17)               (9,083)           --
                             ----------     ------         ---------     -----          ----             ---------      --------
Balance at December 31,
2001                         32,575,986         33           106,832        --            17               (91,649)      515,706

Common stockissued               25,800         --                37        --            --                    --            --

Treasury stock Purchased             --         --                --        --            --                    --        27,500

Stock issued in settlement
of debt                          48,392         --               154        --            --                    --            --

Stock and stock warrant
compensation expense                 --         --               132        --            --                    --            --

Net comprehensive (loss)             --         --                --        --            18                (7,424)           --
                             ----------     ------         ---------     -----          ----             ---------      --------
Balance at December 31,
2002                         32,650,178     $   33         $ 107,155     $  --          $ 35             $ (99,073)      543,206
                             ==========     ======         =========     =====          ====             =========       =======

                                                   Total
                                  Treasury     stockholders
                                   Stock          equity
                                   -----          ------
Balance at December 31, 1999      $(1,019)       $ 12,657

Common stock issued                   123           9,985

Purchase of equity investment         551             618

Treasury stock purchased           (3,591)         (3,591)

Treasury stock issuedin
settlement of debt                     26              34

Stock compensation and
service expense, net                   --             397

Registration costs                     --             (10)

Netcomprehensive(loss)                 --          (8,518)
                                  -------        --------
Balance at December 31, 2000       (3,910)         11,572

Common stock issued                    --           8,075

Purchase of equity investment          --              72

Treasury stock purchased             (560)           (560)

Note issued for purchase of
stock                                  --             (60)

Stockissued in settlement of
debt                                   --              91

Stock and stock warrant
compensation expense                   --             673

Net comprehensive (loss)                           (9,100)
                                  -------        --------
Balance at December 31, 2001       (4,470)         10,763

Common stockissued                     --              37

Treasury stock Purchased              (50)            (50)

Stock issued in settlement
of debt                                --             154

Stock and stock warrant
compensation expense                   --             132

Net comprehensive (loss)               --          (7,406)
                                  -------        --------
Balance at December 31, 2002      $(4,520)       $  3,630
                                  =======        ========

           See accompanying notes to consolidated financial statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
     for each of the years in the three-year period ended December 31, 2002

                                  (in thousands)

                                                           December 31,
                                                -------------------------------
                                                 2000         2001        2002
                                                ------       ------      ------

Cash flows from operating activities:
 Net loss ...................................   $(8,552)    $(9,083)    $(7,424)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation of property
   and equipment ............................       131         127          91
  Amortization of patent and
   trademark rights .........................       356         397         206
  Equity loss and write offs of investments
            in unconsolidated affiliates ....        81         565       1,470
  Stock compensation and
    service expense .........................       397         673         132
  Changes in assets and liabilities:
   Other receivables ........................        15          52      (1,293)
   Prepaid expenses
        and other current assets ............      (463)        202         104
   Accounts payable .........................       210        (271)        (67)
   Accrued expenses .........................      (266)        139         385
   Security deposits ........................        17         (82)        (13)
                                                -------     -------     -------
   Net cash used in
      operating activities ..................    (8,074)     (7,281)     (6,409)
                                                -------     -------     -------
Cash flows from investing activities:

 Purchase of property and equipment .........      (171)         --          --
 Additions to patent and trademark rights ...      (197)       (218)       (176)
 Maturity of short term investments .........     2,157       4,613       5,293
 Purchase of short term investments .........    (4,589)     (5,293)       (520)
 Investments in unconsolidated affiliates ...      (411)        (22)        (--)
 Other investments ..........................       (34)         --          --
                                                -------     -------     -------
      Net (used in) cash provided by
           investing activities .............    (3,245)       (920)      4,597
                                                -------     -------     -------

                                   (CONTINUED)

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                 (in thousands)

                                                                 December 31,
                                                      -------------------------------
                                                       2000         2001        2002
                                                      ------       ------      ------
Cash flows from financing activities:
 Proceeds from stock subscriptions and issuance
    of common stock, net ..........................   2,250          72       $    65

 Proceeds from issuance of preferred stock of
    subsidiary ....................................      --          --           946

 Proceeds from exercise of
    stock warrants ................................   9,985       8,075            --
 Purchase of treasury stock .......................  (3,591)       (560)          (50)
                                                    -------     -------       -------
     Net cash provided by
      financing activities ........................   8,644       7,587           961
                                                    -------     -------       -------
     Net decrease in cash and
      cash equivalents ............................  (2,675)       (614)         (851)
Cash and cash equivalents at
    beginning of year .............................   6,396       3,721         3,107
                                                    -------     -------       -------
Cash and cash equivalents
    at end of year ................................ $ 3,721     $ 3,107       $ 2,256
                                                    =======     =======       =======
Supplemental disclosures of cash flow information:

Issuance of treasury stock for
    Investment .................................... $   618     $    --       $    --
                                                    =======     =======       =======
Issuance of common stock
    for accrued expenses .......................... $    34     $    91       $   154
                                                    =======     =======       =======
Issuance of common stock
    for note receivable ........................... $    --     $    60       $    --
                                                    =======     =======       =======

See accompanying notes to consolidated financial statements.

               HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hemispherx BioPharma, Inc. and subsidiaries (the Company) is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The Company's drug technology uses specially configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen(R), is in human clinical development for various therapeutic indications. The potential efficacy and safety of Ampligen(R) is being evaluated clinically for three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome ("ME/CFS"), human immunodeficiency virus (HIV) associated disorders, and chronic hepatitis C
(HVC) virus infection. The Company also has clinical experience with Ampligen(R) used in treating patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma. The Company has other compounds to be evaluated.

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

In 1998, the Company invested $1,074,000 for a 3.3% equity interest in R.E.D. Laboratory ("R.E.D."). R.E.D. is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue Syndrome and other chronic immune diseases. We have a research collaboration agreement with R.E.D. to assist in this development. R.E.D. is headquartered in Belgium. The investment was recorded at cost. During the three months ended June 30, 2002 and December 31, 2002 we recorded non-cash charges of $678,000 and $396,000 respectively, to operations with respect to our investment in R.E.D. These charges were the result of our determination that R.E.D.'s business and financial position had deteriorated to the point that our investments had been permanently impaired.

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

During  2002,  CIMM  continued  to  suffer  significant  losses  resulting  in a deterioration of its financial condition. The $485,000 written off during 2001 represented the unamortized balance of goodwill included as part of the
Company's investment. Additionally, during 2001 the Company reduced its investment in CIMM based on its percentage interest in CIMM's continued operating losses. The Company's remaining investment at December 31, 2001 in CIMM, representing its 30% interest in CIMM's equity at such date, was not deemed to be permanently impaired but was completely written off during 2002. Such amount was not material. These charges are reflected in the Consolidated Statements of Operations under the caption "Equity loss in unconsolidated affiliates". We still believe CIMM will succeed in their efforts to advance therapeutic treatment of HCV. We believe that CIMM's Hepatitis C diagnostic technology has great promise and fills a long-standing global void in the collective abilities to diagnose and treat Hepatitis C infection at an early stage of the disorder.

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

(d) Property and Equipment

                                                     (000 omitted)
                                                      December 31,
                                                 -------------------
                                                  2001          2002
                                                 ------         ----
       Furniture, fixtures, and equipment        $1,178         $760
       Leasehold improvements                        96           85
                                                 ------         ----
       Total property and equipment               1,274          845
       Less accumulated depreciation              1,028          690
                                                 ------         ----
       Property and equipment, net               $  246         $155
                                                 ======         ====

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

Under the terms of an agreement granting the licensee marketing rights for Ampligen(R) for the treatment of myalgic/chronic fatigue syndrome ("ME/CFS") in Spain, Portugal and Andorra require the Company to provide the licensee with technical, scientific and commercial information. The Company fulfilled the requirements during the first quarter of 2002. The agreement terms required no additional performance on the part of the Company.

The agreement also requires the licensee to pay of 1,000,000 Euros after FDA approval of Ampligen(R) for the treatment of ME/CFS and a fee of 1,000,000 after issuance in Spain of final marketing approval authorization for Ampligen(R) for the treatment of ME/CFS. See Note 6 for more detailed information.

Revenues for non-refundable license fees are recognized under the Performance Method-Expected Revenue. This method considers the total amount of expected revenue during the performance period, but limits the amount of revenue recognized in a period to total non-refundable cash received to date. This limitation is appropriate because future milestone payments are contingent on future events.

Upon receipt, the upfront non - refundable payment is deferred. The non-refundable upfront payment plus non-refundable payments arising from the achievement of defined milestones are recognized as revenue over the performance period based on the lesser of (a) percentage of completion or (b) non-refundable cash earned (including the upfront payment).

This method requires the computation of a ratio of cost incurred to date to total expected costs and then applies that ratio to total expected revenue. The amount of revenue recognized is limited to the total non-refundable cash received to date.

The percentage of expenses incurred to date to total expected expenses in connection with the research and development project, exceed the percentage of license fees received compared to total license fees to be earned per the agreement. Therefore the amount of revenue recognized by the Company was limited to the total non-refundable cash received to date of approximately $563,000.

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

(h) Accounting for Income taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and Liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

(l) Recent Accounting Standard and Pronouncements:

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, "to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created to January 31, 2003, the provision of Interpretation No. 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

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

                                     (In Thousands except for per share data)

For the years ended December 31,          2000          2001          2002
--------------------------------          ----          ----          ----
  Net loss-as reported                  $(8,552)      $(9,083)      $(7,424)


  Add: Stock based compensation
  included in net loss as reported,
  net of related tax effects                 --            --            --

  Deduct: Stock based compensation
  determined under fair value based
  method for all awards, net of
  related tax effects                      (237)         (632)       (1,085)
                                        -----------------------------------
  Net loss - pro forma                  $(8,789)      $(9,715)      $(8,509)
                                          =================================
  Basic and diluted loss
  per share - as reported                 $(.29)        $(.29)        $(.23)
                                          =================================
  Basic and diluted loss
  per share - pro forma                   $(.30)        $(.31)        $(.27)
                                          =================================

In 1999,  the Company  granted  275,000  warrants to employees in recognition of services performed and services to be performed. The fair value of the stock purchase warrants granted during 1999 was also determined using the
Black-Scholes option pricing model with a rate of 5.18%, volatility of 135.4%-294.31%, and expected lives of 2 years. These warrants are included in the 2,633,000 non-public warrants outstanding as of December 31, 2000 as described in footnote 5 (ii). There were no warrants granted to employees during 2000. During 2001 the Company granted 406,650 warrants to employees. The Company granted to employees 8,000 options in 2000 and 94,000 options in 2001. See footnote 5(i). The fair value of stock options and warrants granted during 2001 was determined using Black Scholes Option Pricing Model with a rate of 4.23%, volatility of 69.7% to 74.9% and expected life of three years. In 2002 1,622,000 warrants were issued to employees in recognition of services performed and services to be performed. The fair value of the warrants granted during 2002 was determined using Black Scholes Option Pricing model with a rate of 5.23%, volatility of 63.17%, and expected life of 2.5 and 4 years. The weighted average fair value of those options and warrants granted during the years ended December 31, 2002, 2001 and 2000, were estimated as $0.62, $1.57 and $1.09,respectively.

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

(3) Short-term investments:

Securities classified as available for sale are summarized below:

                                                     (000's omitted)
                                                    December 31, 2001
                                         ---------------------------------------
                                                        Unrealized
                                         ---------------------------------------
                                         Adjusted                       Carrying
                                           cost      Gains  ( Losses)     Value
                                           ----      -----  ---------     -----
General Motors Commercial Paper           $3,977      $13      $  --      $3,990
Ford Motors commercial paper                 795        1         --         796
Calamos Mutual Market                        521        3         --         524
                                          ------      ---      -----      ------
                      Total               $5,293      $17      $  --      $5,310
                                          ======      ===      =====      ======

Calamos Mutual Market                     $  521      $34      $  --      $  555
                                          ------      ---      -----      ------
                   Total                  $  521      $34      $  --      $  555
                                          ======      ===      =====      ======

(4) Accrued Expenses

Accrued expenses at December 31, 2001 and 2002 consists of the following:

                                                  (000's omitted)
                                                    December 31,
                                                   -------------
                                                  2001       2002
                                                 -----     ------
Salaries ......................................  $  85     $    6
Other Accrued expenses ........................    208        222
Fees Associated with Litigation Settlement. ...     _         450
                                                 ------    -------
                                                 $ 293     $  678
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

Esteve purchased 1,000,000 Euros of Hemispherx Biopharma Europe S.A.'s convertible preferred equity certificates on May 23, 2002. During 2002, the terms and conditions of these securities were changed so that these preferred equity certificates will be converted into the common stock of Hemispherx Biopharma, Inc. (HEB) in the event that a European IPO is not completed by September 30, 2003. The conversion rate is to be 300 shares of Hemispherx Biopharma, Inc.'s common shares for each 1,000 Euro convertible preferred certificate. As a result the Company recorded approximately $946,000 as minority interest in subsidiary on its balance sheet.

On December 18, 2002, we proposed that Esteve convert their convertible preferred equity certificates into Hemispherx common stock pursuant to the terms of the agreement and all unpaid dividends at the market price on that conversion date. On January 9, 2003, Esteve accepted our proposal. We are in the process of registering these shares for public sale.

On March 13, 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Esteve S.A., in exchange for 1,000,000 Euros of convertible preferred equity certificates and any unpaid dividends. As a result of the exchange, minority and subsidiary was transfer to stockholders' equity on such date.

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:


                                        2000                              2001                             2002
                         -------------------------------    ------------------------------    -------------------------------
                                                Weighted                          Weighted                           Weighted
                                                Average                           Average                            Average
                                      Option    Exercise              Option      Exercise                Option     Exercise
                          Shares      Price     Price       Shares    Price       Price        Shares     Price      Price
                          ------      -----     -----       ------    -----       -----        ------     -----      -----
Outstanding,
beginning of
year                    294,000     $1.06-6.00    $3.60    218,567    $1.06-6.81    $3.45    306,263      $1.06-4.34    $3.58

Granted                   8,000     $3.00-6.81    $4.88     94,000    $4.03         $4.03         --       --             --

Canceled                 (76,677)   $3.50-4.34    $4.09     (6,304)   $4.34-6.81    $5.91    (11,598)     $3.00-4.34    $3.71

Exercised                (6,756)    $1.06-3.50    $2.75         --         --         --         --              --       --

Outstanding, end of
year                     218,567    $1.06-6.81    $3.45     306,263   $1.06-4.34    $3.58    294,665      $1.06-434     $3.57
                         =======                            =======                          =======

Exercisable              198,717    $1.06-6.81    $3.48     234,263   $1.06-4.34    $4.67    252,746      $1.06-4.34    $3.50
                         =======                            =======                          =======
Weighted  average
remaining
contractual life
(years)               3.83 years                         3.57 years                       3.68 years
                      ==========                         =========                        ==========
Exercised in
current and prior
years                    (37,791)                          (37,791)                          (37,791)
                         =======                           =======                           =======
Available for
future grants            204,440                           116,744                           170,261
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

(ii) Stock warrants

Number of warrants exercisable into shares of common stock


                                        2000                              2001                             2002
                         -------------------------------    ------------------------------    -------------------------------
                                                Weighted                          Weighted                           Weighted
                                                Average                           Average                            Average
                                      Option    Exercise              Option      Exercise                Option     Exercise
                          Shares      Price     Price       Shares    Price       Price        Shares     Price      Price
                          ------      -----     -----       ------    -----       -----        ------     -----      -----
Outstanding,
beginning of
year                    14,058,010  $1.75-10.85   $3.90    11,624,168  $1.75-12 00  $4.05     6,927,110   $1.75-16.00   $4.77

Granted                    293,800  $6.00-12.00    6.40       856,650  $5.00-16,00  $9.89     1,802,000   $2.00-600     $2.07

Canceled                 (341,017)  $2.00-10.85    6.01   (3,396,508)  $2.50-4.00   $3.89     (750,000)   $3.50-6.00    $3.72

Exercised               (2,386,625) $1.75-4.00     4.19   (2,157,200)  $1.75-4.00   $3.75      (11,300)   $1.75-7.50    $3.30
                        -----------                       -----------                          --------
Outstanding, end of
year                    11,624,168  $1.75-12.00   $4.05     6,927,110  $1.75-16 00  $4.77     7,967,810   $1.75-16.00   $3.18
                        ==========                =====     =========                         =========

Exercisable             11,624,168  $1.75-12.00   $4.05     6,927,110  $1.75-16.00  $4.77     6,345,810   $1.75-16.00   $3.48
                        ==========                =====     =========                         =========
Weighted  average
remaining
contractual life
(years)                 2.66 years                         4.05 years                        4.03 years
                        ==========                         ==========                        ==========
Years exercisable        2001-2006                          2002-2006                         2003-2008
                         =========                          =========                         =========

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

Other stock warrants

In addition, the Company has other issued warrants outstanding - totaling 7,745,650 which consists of the following:

In November 1994, the Company granted Rule 701 Warrants to purchase an aggregate of 2,080,000 shares of Common Stock to certain officers and directors. These Warrants are exercisable at $3.50 per share and, if not exercised, were to expire in September, 1999. On February 19, 1999 the Board of Directors extended the expiration date for three more years. This extension resulted in a non-cash charge of approximately $3,097,000. In 1999 235,000 warrants were exercised and 5,000 warrants were exercised in 2000. At December 31, 2000, there were 1,840,000 Rule 701 warrants remaining. In 2001 20,000 of these warrants expired, leaving a balance of 1,820,000 in warrants outstanding at December 31, 2001. During 2002, 420,000 warrants expired and the Company extended the expiration date of the remaining balance of 1,400,000 for a period of five years to now expire on September 30, 2007. These stock warrants have an exercise price of $3.50. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, no compensation expense was recognized as the exercise price at the extension date exceeded the fair value of the underlying common stock.

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

The following table present revenues by country based on the location of the use of the product services.

                                                          (000's omitted)

                                                  2000         2001         2002
                                                  ----         ----         ----
United States                                     $506         $274         $237

Belgium                                            272          107           74

Other                                               10            9           30
                                                  ----         ----         ----
                                                  $788         $390         $341
                                                  ====         ====         ====

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

The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the year ending December 31, 2000, 2001 and 2002 the Company incurred approximately $924,000, $595,000 and $395,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

In October 1994, the Company entered into a licensing agreement with Bioclones (Propriety) Limited (SAB/Bioclones) with respect to co-development of various RNA drugs, including Ampligen(R), for a period ending three years from the expiration of the last licensed patents. The licensing agreement provides SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia as well as the United Kingdom and Ireland (the licensed territory). In exchange for these marketing and manufacturing rights, the licensing agreement provides for: (a) a $3 million cash payment to the Company, all of which was received during the year ended December 31, 1995; (b) the formation and issuance to the Company of 24.9% of the capital stock of Ribotech, Ltd., a company which developed and operates a new manufacturing facility that produces raw material components of Ampligen(R) and (c) royalties of 6% to 8% of net sales of the licensed products in the licensed territories as defined, after the first $50 million of sales. SAB/Bioclones will be granted a right of first refusal to manufacture and supply to the Company licensed products for not less than one third of its world-wide sales of Ampligen(R), excluding SAB/Bioclones related sales. In addition, SAB/Bioclones will have the right of first refusal for oral vaccines in the licensed territory. In 2000, the Company paid to Ribotech a total of $500,000 for the current and future purchases and delivery of polymers. Of the $500,000 advanced in 2000, a balance of $390,000 was included in other assets in 2000 and was used for purchases of polymers in 2001. In 2002, $262,000 was paid to Ribotech for delivery at Polymers.

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

Future minimum lease payments under noncancelable operating leases are as follows:

                                                      (000's omitted)
                Year ending                              Operating
                December 31,                              leases
                ------------                              ------
           2003 ......................................   $   279
           2004 ......................................       286
           2005 ......................................       240
           2006 ......................................       193
           2007 ......................................        65
                                                         -------
           Total minimum lease payments ..............   $ 1,063
                                                         =======

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

The components of the net deferred tax asset of December 31, 2001 and 2002 consists of the following:

                                                             (000's omitted)

Deferred tax assets:                                      2001           2002
                                                          ----           ----
Net operating losses                                    $20,790        $ 22,440

Accrued Expenses and Other                                   21             (16)

Capitalized Research and development costs                4,634           3,763
                                                        -------        --------
                                                         25,445          26,187

Less: Valuation Allowance                                25,445          26,187
                                                        -------        --------
Balance                                                 $   -0-        $    -0-
                                                        =======        ========

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

(15) Quarterly Results of Operation (unaudited)
     (in thousand except per share data)

                                                2001
                        ------------------------------------------------------
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

                                            2002 (1)
                        ------------------------------------------------------
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

(1) During the fourth quarter of 2002, the Company recorded write offs of certain investments in unconsolidated affiliates of approximately $688,000. (See note  2(c)).  Additionally,  during the  fourth  quarter  of 2002,  the  Company recorded as a reduction of general and administrative expenses, an amount of $1,050,000 representing the net settlement with its insurance carrier. (See Note
12)

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