Form 10-Q
period 2003-03-30
HEMISPHERX BIOPHARMA INC
filed 2003-05-20
CIK 946644

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
32,978,252 shares of common stock issued and outstanding as of March 31, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    March 31,
                                                    2002          2003
                                                 -----------    ----------
                                                                (Unaudited)
                              ASSETS
Current assets:

  Cash and cash equivalents                         $ 2,256      $  3,409
  Short Term investments                                555            -
  Inventory                                              -          1,829
  Other receivables                                   1,507         1,519
  Prepaid expenses and other current assets              71           142

                                                 -----------    ----------
    Total current assets                              4,389         6,899

  Property and equipment, net                           155           133
  Patent and trademark rights, net                      995           978
  Investments in unconsolidated affiliates              408           408
  Deferred financing costs                                            260
  Other assets                                           93            51
                                                 -----------    ----------
      Total assets                                  $ 6,040      $  8,729
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                  $    786     $  1,588
  Accrued expenses                                       678          668
  Current portion of long-term debt                       -           570
                                                 -----------    ----------
    Total current liabilities                          1,464        2,826
Long-Term Debt-net of current portion                      -          638

Commitments and contingencies:
Minority interest in subsidiary (Note 5)                 946           -
Redeemable Common Stock                                    -          662

Stockholders' equity:
  Common stock                                            33           33
  Additional paid-in capital                         107,155      108,977
  Accumulated other comprehensive income                  35           -
  Treasury stock - at cost                           (4,520)      (3,716)
  Accumulated deficit                                (99,073)    (100,691)
                                                 -----------    ----------
    Total stockholders' equity                         3,630        4,603
                                                 -----------    ----------
     Total liabilities and stockholders' equity      $ 6,040    $   8,729
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)

                                              For the Three months ended
                                                      March 31,
                                               -------------------------
                                                     (Unaudited)
                                                  2002            2003
                                               ---------       ---------
Revenues:

Sales of product                                $    -         $    19
Clinical treatment programs                         68              47
License fee income                                 545               -
                                               ---------      ---------
                                                   613              66

Costs and expenses:

Production                                                         118
Research and development                         1,292             873
General and administrative                         829             667
                                               ----------     ---------
    Total cost and expenses                      2,121           1,658

Interest and other income                           42              50
Interest and related expenses                       -              (75)
Equity in loss of unconsolidated affiliate         (22)              -

                                               ----------     ---------

   Net loss                                    $(1,488)        $(1,617)
                                               ==========     =========




Basic and diluted loss per share                $  (.05)         $ (.05)
                                               ==========     ==========

Basic and diluted weighted
average common shares outstanding             32,072,092       32,393,754
                                               ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                        (Unaudited)
                                                  For the Three months ended
                                                         March 31,
                                                  --------------------------
                                                      2002          2003
                                                    --------     ---------
Cash flows from operating activities:

 Net loss                                           $(1,488)      $(1,617)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation of property and equipment                  24            22
 Amortization of patents rights                          29            36
 Amortization of deferred financing costs                 -            57
 Equity in loss of unconsolidated affiliates             22             -

Changes in assets and liabilities:

Accounts receivable                                      (9)          (12)
License fee receivable                                  (545)           -
Prepaid expenses and other current assets               (389)          (72)
Accounts payable                                         213           189
Accrued expenses                                        (108)         (336)
Other assets                                              -             41
                                                     -------     ---------
Net cash used in operations                           (2,251)       (1,692)
                                                     -------     ---------


Cash flows from investing activities:
 Additions to patent rights                             (29)          (18)
 Maturity of short term investments                   5,293           520
 Purchase of short term investments                  (2,711)           -
                                                   ---------    ---------
 Net cash  provided by investing activities           2,553           502
                                                   ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                   5             -
 Proceeds from exercise of warrants                      59             -
 Proceeds from long-term borrowings                      -          3,100
 Payments on long-term borrowings                        -           (440)
 Deferred financing costs                                -           (268)
 Purchase of treasury stock                               -           (49)
                                                    --------     ---------
  Net cash provided by financing activities              64         2,343
                                                    --------     ---------
Net increase in cash and cash equivalents               366         1,153
Cash and cash equivalents at beginning of period      3,107         2,256
                                                    --------     ---------
Cash and cash equivalents at end of period           $3,473        $3,409
                                                    ========     =========

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

The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (SEC), and do not contain certain information which will be included in our annual consolidated financial statements and notes thereto.

These consolidated financial statements should be read in conjunction with our year 2002 consolidated financial statements included in amendment no. 1 to our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on May 20, 2003.

NOTE 2: STOCK COMPENSATION

Stock Based Compensation

The Company follows Statement of Financial Accounting Standards(SFAS) No. 123, "Accounting for Stock-Based Compensation." We chose to apply Accounting Principal Board Opinion 25 and related interpretations in accounting for stock options granted to our employees.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure."

The weighted average assumptions used for the period presented are as follows:


                          March 31, 2003
                          --------------
Risk-free interest rate          5.23%
Expected dividend yield            -
Expected lives                    2.5 years
Expected volatility             63.17%


Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the three months ended March 31, 2003 would have been as follows:


                               Three Months Ended
                                 March 31, 2003
                                --------------
                                                   (In Thousands)
                                                  ----------------
Net (loss) as reported                               $ (1,617)
Add: Stock based employee compensation expense
     Included in reported net loss, net of
     Related tax effects                                   -

Deduct: Total stock based employee compensation determined
        under fair value method for all awards, net
        of related tax effects                           (137)
                                                         -----

Proforma net loss                                    $ (1,754)
                                                       =======

Basic and diluted loss per share
As reported                                          $   (.05)
Proforma                                             $   (.05)














 Note 3: INVESTMENTS

Investments in unconsolidated affiliates

Investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of Hemispherx Biopharma, Inc. common stock from the treasury. On October 12, 2000, the Company issued an additional 50,000 shares of Hemispherx Biopharma, Inc. common stock and on March 7, 2001 the Company issued 12,000 more shares of Hemispherx Biopharma, Inc. common stock from the treasury to Chronix for an aggregate equity investment of $700,000. The percentage ownership in Chronix is approximately 5.4% and is accounted for under the cost method of accounting. During the quarter ended December 31, 2002, we recorded a non cash charge of $292,000 with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on their current investment offerings.

Note 4:  REVENUE AND LICENSING FEE INCOME

On March 20, 2002 our European  Subsidiary  Hemispherx  Biopharma  Europe,  S.A.
("Hemispherx, S.A.") entered into a Sales and Distribution agreement with Laboratorios del Dr. Esteve S.A. ("Esteve"). Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R)in Spain, Portugal and Andorra for the treatment of Myalgic Encephalitis/Chronic Fatigue Syndrome ("ME/CFS"). Esteve paid the initial and non refundable fee of 625,000 Euros (approximately $545,000) to Hemispherx S.A. on April 24, 2002.


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

Upon receipt, the upfront non-refundable payment is deferred. The non-refundable upfront payments plus non-refundable payments arising from the achievement of defined milestones are recognized as revenue over the performance period based on the lesser of (a) percentage of completion or (b)non-refundable cash earned (including the upfront payment).

This method requires the computation of a ratio of cost incurred to date to total expected costs and then apply that ratio to total expected revenue. The amount of revenue recognized is limited to the total non-refundable cash received to date.


The percentage of expenses incurred to date to total expected expenses in connection with the research and development project, exceed the percentage of license fees received compared to total license fees to be earned per the agreement. Therefore the amount of revenue recognized by the Company was limited to the total non-refundable cash received to date of approximately $545,000, inclusive of foreign exchange effects.


Revenue from the sale of Ampligen(R) under cost recovery clinical treatment protocols approved by the FDA is recognized when the treatment is provided to the patient.

Revenues from the sale of product are recognized when the product is shipped, as title is transferred to the customer. The Company has no other obligation associated with its products once shipment has occurred.

Note 5: MINORITY SHAREHOLDER INTEREST

On March 20, 2002 our European Subsidiary Hemispherx, S.A. entered into a Sales and Distribution agreement Esteve. Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain Portugal and Andorra for the treatment of Myalgic Encephalitis/Chronic Fatigue Syndrome ("ME/CFS"). In addition to other terms and other projected payments, Esteve paid an initial and non refundable fee of 625,000 Euros (approximately $545,000) to Hemispherx S.A. on April 24, 2002 as the first part of a series of milestone based payments.

During March 2002, Hemispherx, S.A. was authorized to issue up to 22,000,000 Euros of seven percent (7%) convertible preferred securities. Such securities will be guaranteed by the parent company and will be converted into a specified number of shares of Hemispherx S.A. pursuant to the securities agreement. Conversion is to occur on the earlier of an initial public offering of Hemispherx S.A. on a European stock exchange or September 30, 2003.

Esteve purchased 1,000,000 Euros of Hemispherx, S.A.'s convertible preferred equity certificates on May 23, 2002. During 2002, the terms and conditions of these securities were changed so that these preferred equity certificates would be converted into the common stock of the Company in the event that a European IPO is not completed by September 30, 2003. The conversion rate is to be 300 shares of the Company's common shares for each 1,000 Euro convertible preferred certificate. As a result the Company recorded approximately $946,000 as minority interest in subsidiary on its balance sheet.

On December 18, 2002, we proposed that Esteve convert its convertible preferred equity certificates into Company common stock pursuant to the terms of the agreement and all unpaid dividends at the market price on that conversion date. On January 9, 2003, Esteve accepted our proposal.

On March 13, 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Esteve, in exchange for the 1,000,000 Euros of convertible preferred equity certificates issued to Esteve and any unpaid dividends. We are in the process of registering these shares for public sale. As a result of the exchange, minority and subsidiary was transfer to stockholders' equity on such date.


The contingent conversion price was more than the then market value of the parent company's or subsidiaries' common stock at each of the respective measurement dates. As a result and in accordance with Emerging Issues Task Force
(EITF) No. 00-27 "Application of Issue No. 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios) to Certain Convertible Instruments", the Company did not ascribe any value to any contingent conversion feature.



Note 6: RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provision of Interpretation No. 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on the consolidated financial statements.

Note 7: ACQUISITION OF ASSETS OF INTERFERON SCIENCES, INC.

On March 11, 2003, we executed two agreements  with  Interferon  Sciences,  Inc.
(ISI) to purchase certain of its assets.

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

Second agreement with ISI is contingent on the Company receiving appropriate governmental approval for the real estate transaction.

Pursuant to the agreements with ISI and its creditors, the Company is in the process of registering the foregoing shares issued to ISI in a registartion statement on form S-3, and has agreed to register the additional shares to be issued to ISI and its creditors for public sale. Except for 62,500 of the shares issued to ISI, the Company has guaranteed the market value of the shares retained by ISI as of September 11, 2005, the termination date, to be $1.59 per share. Except for 62,500 of the shares to be issued to ISI, the Company has guaranteed the market value of the shares retained by ISI from the second ISI asset purchase and the shares to be issued to the creditors to be $1.59 per share as of a specified date. The specified date ("termination date") is 18 months after the issuance of the additional shares to ISI and the issuance of the shares to GP Strategies and 12 months after the issuance of the shares to American National Red Cross. ISI and the creditors are permitted to periodically sell certain amounts of their shares. If, within 30 days after the respective termination dates, holders of the guaranteed shares request that the Company honor the guarantee, the Company will be obligated to reacquire the holders' remaining guaranteed shares and pay the holders $1.59 per share. Accordingly certain shares issued in connection with the agreements are and will be recorded outside of stockholders' equity.

We will account for these transactions as a Business Combination under Statement of Financial Accounting Standards ("SFAS") No. 141 Accounting for Business Combinations.

As a result of the first agreement, the following table summarize the estimated fair values of the assets and liabilities assumed at the acquisition date.
                            At March 11, 2003
                            -----------------
Inventory                    $ 1,840,762.00

Fair Value of liabilities
Assumed                       (1,081,041.72)
                             ---------------
Fair Value of Common Shares
Issued                        $  759,720.00
                             ===============

The above table is subject to further adjustment upon final determination of estimated fair values as well as the additional accounting for the effects of the second agreement as described above.


The following table represents the unaudited proforma results of operations as though the acquisition, described in the first agreement, of certain net assets of ISI occurred on January 1, 2002.

                  Three Months ended March 31,
                  -----------------------------
                       2002           2003
                      -----          ------
               (in thousands except for share data)

Net revenues      $   1,397          $ 308

Operating             3,761          2,471
                      -----          ------
Net loss          $  (2,364)        (2,163)
                      =====          ======
Basic and
diluted loss
per share         $   (0.07)        $(0.07)
                      -----          ------
Weighted average
Shares
Outstanding      32,559,092      32,767,121
                 ----------      ----------

In giving effect to the shares that would be issued as a result of the second agreement with ISI the weighted average shares outstanding during the three months ending March 31, 2002 and 2003 would have been 33,046,092 and 33,254,121 resulting in a proforma loss per share as adjusted of $(.07) and $(.07) for said periods respectively.


Note 8: CONVERTIBLE DEBENTURES

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

In accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instrument, the Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

These pronouncements also provide for fair values of contingent conversion features of convertible debt securities to be determined when the contingent conversion price of is less than the market value of the underlying parent company or subsidiary common stock at the measurement date.

As a result the Company recorded debt discount of $1.5 million. These costs are deferred and charge to interest expense over the life of the debentures.


In addition, the Company, in connection with the issuance of Debentures, recorded an Original Issue Discount (OID) of approximately $554,000 as additional cost of the offering. These costs are also deferred and expensed as interest over the life of the debentur

We entered into a registration rights agreement with the investors in connection with the issuance of the Debentures and the Warrants. The registration rights agreement requires that we register the shares of common stock issuable upon conversion of the Debentures, as interest shares under the Debenture and upon exercise of the Warrants. In accordance with this agreement, we filed a registration statement on form S-3 with the Securities and Exchange Commission. The Debentures mature on March 12, 2005 and bear interest at 6% per annum, payable quarterly in cash or common stock. Any shares of common stock issued to the investors as payment shall be valued at 95% of the average closing price of the common stock during common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.


In connection with the debenture agreement, the Company has outstanding letters of credit of $1 million as additional collateral. Included in $1 million outstanding letters of credit, is a $250,000 letter of credit acquired by William A. Carter, CEO, on behalf of the Company.

In addition, as of April 30, 2003, the Company has $750,000 in restricted cash under the letter of credit agreements.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Report on Form 10-Q ("Form 10-Q"), constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below, which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc.and its subsidiaries (collectively, the "Company", "we or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10Q. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview
We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acid to enhance the natural antiviral defense system of the human body and the development of the therapeutic products for the treatment of chronic disease. Our strategy is to obtain the required regulatory approval which will allow the progressive introduction of Ampligen(R) (our proprietary drug) for treating Myalgic encephalomyelitis Chronic Syndrome ("ME/CFS"), HIV, hepatitis C ("HCV") and hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. Ampligen(R) is currently in phase III clinical trials in the U.S. for use in treatment of ME/CFS and is in Phase IIb Clinical trials in the U.S. for the treatment of newly emerged multi-drug resistant HIV, and for the induction of Cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktail.

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


In March, 2003, the Company acquired from Interferon Sciences, Inc. ("ISI"), all of ISI's raw materials, work-in-progress and finished product of Alferon N Injection, together with a limited license for the production, manufacture, use, marketing and sale of the product. Alferon N [interferon alfa- n3 (human derived)] is a natural alpha interferon that has been approved by the U.S. Food and Drug Administration ("FDA") for the commercial sale for the treatment of certain types of genital warts. We intend to market this product in the United States through sales facilitated via third party marketing agreements. In the future, we expect to implement studies, beyond those conducted by ISI, for testing the potential treatment of HIV, Hepatitis C and other indications, including multiple sclerosis. This acquisition not withstanding, our primary focus remains the development to Ampligen(R) for treating ME/CFS and HIV diseases.

We are incorporated in Maryland in 1996 under the name HEM research, Inc., and originally served as a supplier of research support products. Our business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. We are reincorporated in Delaware and changed our name to Hem Pharmaceutical Corp. in 1991 and to Hemispherx Biopharma, Inc. in June 1995. We have three domestic subsidiaries BioPRo Copr., BioAegean Corp., and Core Biotech Corp., all of which are incorporated in Delaware. Our foreign subsidiaries include Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998 an Hemispherx Biopharma Europe S.A. incorporated in Luxembourg in 2002.




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

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of March 31, 2003 our accumulated deficit was approximately $101,000,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitability.

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

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity inventors do not have the characteristic of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provision of Interpretation No. 46 are applicable no later than July 1, 2003. We do not expect Interpretation No. 46 to have an effect on the consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 versus Three months ended March
31, 2002

Our net losses were approximately $1,617,000 or $.05 per share in the three months ended March 31, 2003 compared to losses of approximately $1,488,000 or $.05 per share for the same period in 2002. Our losses in 2003 include net costs of approximately $170,000 relating to our newly acquired assets and operations pertaining to ALFERON N Injection(R) ("ALFERON N").

Revenues were $66,000 in the first three months of 2003 compared to revenues of $613,000 in the first three months of 2002. Revenues in 2002 included $545,000 of license fee income which was not repeated in 2003. Revenues in 2003 include $47,000 in ME/CFS Cost Recovery Income and $19,000 in sales of Alferon N Injection ("Alferon") that were recorded from March 12 through March 31, 2003. March 12, 2003 is the date that we completed and executed the first agreement to acquire the inventory and limited marketing rights of Alferon N. Overall costs and expenses were lower in the three months ended March 31, 2003 by approximately $463,000 compared to the first three months of 2002. Total costs and expenses in 2003 were $1,658,000 versus $2,121,000 in 2002. In 2003, our costs consisted of $118,000 for Alferon N related costs, $873,000 for Ampligen(R) research and development costs and $667,000 for general and administrative expenses.

Production costs were $118,000 in the first three months of 2003. These costs reflect approximately $12,000 for the cost of sales of Alferon N during the period of March 12, 2003 through March 31, 2003. In addition, we recorded $106,000 for excess/idle production reflecting the fixed costs of production at the New Brunswick facility. This was due to the lack of production at the facility during March 12, 2003 through March 31, 2003. We expect to ramp up the facility in April, 2003 and start production on the work in process inventory.


Research and Development costs of $873,000 in the three months ended March 31, 2003 compared research and development costs of $1,292,000 in the first three months of 2002. These costs primarily reflect the direct costs associated with our effort to developed our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers. At this time, this effort consists of conducting clinical trials involving patients with ME/CFS and patients with HIV. Our research and development costs are $419,000 lower in 2003 due to reduced costs associated with the development of Ampligen(R) to treat ME/CFS patients. In the first three months of 2002, our ME/CFS Phase III clinical trial was in full force therefore increasing our manufacturing and clinical support expenses.

 As of March 31, 2003 our ME/CFS Phase III clinical trial was fully enrolled with over 230 patients participating in the study. Approximately 18 patients are still in process. We expect to finalize this study by the fourth quarter of 2003. At that time we will complete data collection and start the data analysis process with the expectation of filing an NDA (New Drug Application) with the FDA by the second quarter of 2004. As with any experimental drug being tested for use in treating human diseases, the FDA must approve the testing and clinical protocols employed and must render their decision based on the safety and efficacy of the drug being tested. Historically this is a long and costly process. Our ME/CFS AMP 516 clinical study is a Phase III study, which based on favorable results, will serve as the basis for us to file a new drug application with the FDA. The FDA review process could take 18-24 months and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) required more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our application. Given these variable, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

Our efforts in using Ampligen(R) to treat HIV patients currently consist of conducting two clinical trials. As of March 31, 2003, we had 58 patients enrolled in both studies. Its is our objective to enroll an aggregate of 230 patients in these two studies. As more patients are enrolled, the related clinical costs will continue to increase with some offset to our overall expenses due to the diminishing cost of the ME/CFS clinical trial. It is difficult to estimate the duration or projected costs of these two clinical trials due to the many variables involved, ie: patient drop out rate, recruitment of clinical investigators, etc. The length of the study and costs related to our clinical trials cannot be determined at this time as such will be materially influenced by (a) the number of clinical investigators needed to recruit and treat the required number of patients, (b) the rate of accrual of patients and (c) the retention of patients in the studies and their adherence to the study protocol requirements. Under optimal conditions, the cost of completing the studies could be approximately $3.0 to $4.0 million. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, as there is competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment may compete for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data by the FDA, which will decide when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial will have to be conducted or not. In case of Phase III study is required; the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, the Company may obtain revenues from its HIV treatment indications.

General and Administrative ("G&A") were $667,000 in 2003 compared to $829,000 in 2002. The $162,000 decrease in G&A expenses in 2003 is attributable to lower legal expenses. In the three months ending March 3, 2002 we incurred significant legal costs associated with the Asensio trial.

In the three months ended March 31, 2003 we incurred expenses of approximately $75,000 in connection with our $5.4 million Debentures placed on March 11, 2003. These Securities are Senior Convertible debentures due January 31, 2005 and pay 6% interest. As of March 31, 2003, expenses relating to there debentures consisted of $17,000 for interest and $49,000 for amortization of deferred financing charges.

LIQUIDITY AND CAPITAL RESOURCES

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

In accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instrument, both of which provide for the company to determine the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

These pronouncements also provide for fair values of contingent conversion features of convertible debt securities to be determined when the contingent conversion price is less than the market value of the underlying parent company or subsidiary common stock at the measurement date.

As a result the Company recorded debt discount of $1.5 million. These costs are deferred and charge to interest expense over the life of the debentures.


In addition, the Company, in connection with the issuance of Debentures, recorded an Original Issue Discount (OID) of approximately $554,000 as additional cost of the offering . These costs are also deferred and expensed as interest over the life of the debentures.


We entered into a registration rights agreement with the investors in connection with the issuance of the Debentures and the Warrants. The registration rights agreement requires that we register the shares of common stock issuable upon conversion of the Debentures, as interest shares under the Debenture and upon exercise of the Warrants. In accordance with this agreement, we filed a registration statement on form S-3 with the Securities and Exchange Commission. The Debentures mature on March 12, 2005 and bear interest at 6% per annum, payable quarterly in cash or common stock. Any shares of common stock issued to the investors as payment shall be valued at 95% of the average closing price of the common stock during common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.

In connection with the debenture agreement, the Company has outstanding letters of credit of $1 million as additional collateral. Included in $1 million outstanding letters of credit, is a $250,000 letter of credit acquired by William A. Carter, on behalf of the Company.

In addition, as of April 30, 2003, the Company has $750,000 in restricted cash under letter of credit agreements in relation to issuance of debentures.

On March 11, 2003, we executed two agreements  with  Interferon  Sciences,  Inc.
(ISI) to purchase certain of its assets.

In the first agreement with ISI, the Company acquired ISI's inventory of ALFERON N Injection(R), and a limited license for the production, manufacture, use, marketing and sale of this product. For these assets, the Company:

(iii)    issued 487,028 shares of its common stock; and
(iv)     agreed to pay ISI 6 % of the net sales of the Product.

The Company also is required to pay ISI a service fee and pay certain of ISI's obligations related to the product.

In the second agreement with ISI, ISI has agreed to sell to the Company all of ISI's rights to the product and other assets related to the product including, but not limited to, real estate and machinery. For these assets, the Company will:

(iii) issue an additional 487,028 shares of its common stock; and (iv) continue to pay ISI 6 % of the net sales of the product.

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

The second agreement with ISI is contingent on the Company receiving appropriate governmental approval for the real estate transaction.

Pursuant to the agreements with ISI and its creditors, the Company is in the process of registering the foregoing shares issued to ISI in a registartion statement on form S-3, and has agreed to register the additional shares to be issued to ISI and its creditors for public sale. Except for 62,500 of the shares issued to ISI, the Company has guaranteed the market value of the shares retained by ISI as of September 11, 2005, the termination date, to be $1.59 per share. Except for 62,500 of the shares to be issued to ISI, the Company has guaranteed the market value of the shares retained by ISI from the second ISI asset purchase and the shares to be issued to the creditors to be $1.59 per share as of a specified date. The specified date ("termination date") is 18 months after the issuance of the additional shares to ISI and the issuance of the shares to GP Strategies and 12 months after the issuance of the shares to American National Red Cross. ISI and the creditors are permitted to periodically sell certain amounts of their shares. If, within 30 days after the respective termination dates, holders of the guaranteed shares request that the Company honor the guarantee, the Company will be obligated to reacquire the holders' remaining guaranteed shares and pay the holders $1.59 per share. Accordingly, certain shares issued in connection with these agreements are and will be recorded outside of stockholds' equity.

     We will account for these transactions as a Business Combination under Statement of Financial Accounting Standards ("SFAS") No. 141 Accounting for Business Combinations.

As of March 31, 2003, we had approximately $3,409,000 in cash and short term investments and $1,519,000 in accounts receivable, including amounts representing an insurance settlement received subsequent to March 31, 2003. We believe that these funds plus an additional net amount of $1,550,000 of debenture funds to be received upon completion of the ISI real estate transaction and the projected net cash flow from the acquisition of the ALFERON N business will be sufficient to meet our operating requirement during the next 12 months. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash. If we do not timely complete the second ISI asset acquisition, our financial condition could be materially and adversely affected (see the risk factor "If we do not complete the second Interferon Sciences asset acquisition, our ability to generate revenues from the sale of ALFERON N Injection and our financial condition will be adversely affected").


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



ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

Excluding obligations to pay us for various licensing related fees, we had approximately $3,409,000 in cash, cash equivalents and short term investments at March 31, 2003. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. The Company employs established conservative policies and procedures to manage any risks with respect to investment exposure.


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


                           Part II - OTHER INFORMATION

ITEM 1:   Legal Proceedings
On September 30, in 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc.("Asensio"). The action included claims of defamation, disparagement, tortious interference with existing and prospective business relations and conspiracy, arising out of the Asensio's false and defamatory statements. The complaint further alleged that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme between August and September, 1998. In 1999, Asensio filed an answer and counterclaim alleging that in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about Asensio. We denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002. A jury verdict disallowed the claims against the defendants for defamation and disparagement and the court granted us a directed verdict on the counterclaim. On July 2, 2002 the Court entered an order granting us a new trial against Asensio for defamation and disparagement. Thereafter, Asensio appealed the granting of a new trial. This appeal is now pending in the Superior Court of Pennsylvania.

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

In June 2002, a former ME/CFS clinical trial patient in Belgium filed a claim in Belgium, against Hemispherx Biopharma Europe, NV/SA, our Belgium subsidiary, and one of our clinical trial investigators alleging that she was harmed in the Belgium ME/CFS clinical trial as a result of negligence and breach of warranties. We believe the claim is without merit and we are defending the claim against us through our product liability insurance carrier.

In July 2002, we filed suit in the United States District Court for the Eastern District of Pennsylvania against Federal Insurance Company ("Federal") seeking
(1) a judicial order declaring our rights and the obligations of Federal under the insurance policy Federal sold to us (2) monetary for breach of contract resulting from Federal's refusal to fully defend us in connection with the Asensio litigation (3) monetary damage to compensate us for Federal's breach of its fiduciary duty faith and dealing and (4) monetary damages, interest, costs, and attorneys fees to compensate us for Federal's violation of the Pennsylvania Bad Faith Statute. On March 31, 2003 we settled our outstanding claim with our insurance company relating to reimbursement of expense in connection with our Asensio law suits. The net settlement amount of approximately $1,050,000 is recorded as a reduction in General and Administrative expenses in our statement of operations for the year ended December 31, 2002.

In March 2003, the law firm of Schnader, Harrison, Segal & Lewis, LLP filed a complaint in the Court of Common Pleas of Philadelphia County against us for alleged legal fees in the sum of $65,051. We believe the claim is without merit and we are defending the claim.

ITEM 2:   Changes in Securities and Use of Proceeds

None

ITEM 3:   Defaults in Senior Securities

None

ITEM 4:   Submission of Matters to a Vote of Security Holders

None

ITEM 5:   Other Information

         We have received and responded to an informal inquiry from the Securities and Exchange Commission regarding our acquisition of certain Interferon Sciences, Inc. ("ISI") assets and in particular the value of the Alferon N(R) inventory we purchased from ISI. When announcing the agreements with ISI we valued the Alferon N(R) inventory based upon the wholesale prices received by ISI from its customers, whereas, for accounting purposes, the inventory will be valued in accordance with Statement of Financial Accounting Standards No. 141 which utilizes a number of factors, including the price paid, in establishing value.


ITEM 6:   Exhibits and Reports on Form 8K

(a)Exhibits
   99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)Reports on Form 8-K

          Form 8-K filed on March 13, 2003








                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: May 19, 2003                   William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: May 19, 2003                   Robert E. Peterson
                                     Chief Financial Officer

                                  EXHIBIT 99.1

              CERTIFICATIONS PURSUANT OT RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

     I, William A. Carter, Chief Executive Officer of Hemispherx Biopharma, Inc. (the "Registrant"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Registrant;

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

Date:  May 19, 2003

                                    /s/ William A. Carter
                                    -----------------------
                                    William A. Carter
                                    Chief Executive Officer

                                                    EXHIBIT 99.2

     I, Robert E. Peterson, Chief Financial Officer of Hemispherx Biopharma, Inc. (the "Registrant"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Registrant;

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

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 19, 2003

                                    /s/Robert E. Peterson
                                    ----------------------
                                    Robert E. Peterson
                                    Chief Financial Officer