Form 10-Q
period 2003-06-30
HEMISPHERX BIOPHARMA INC
filed 2003-08-19
CIK 946644

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

            /X/ Yes        / / No

34,942,572 shares of common stock issued and outstanding as of June 30, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    June 30,
                                                    2002          2003
                                                 -----------    ----------
                                   (Unaudited)
                              ASSETS

Current assets:

  Cash and cash equivalents                         $ 2,256      $  4,659
  Short Term investments                                555            -
  Inventory                                              -          2,167
  Other receivables                                   1,507            52
  Prepaid expenses and other current assets              71           239

                                                 -----------    ----------
    Total current assets                              4,389         7,117

  Property and equipment, net                           155           131
  Patent and trademark rights, net                      995         1,086
  Investments in unconsolidated affiliates              408           408
  Deferred acquisition costs                             -          1,068
  Deferred financing costs                               -            382
  Other assets                                           93            51
                                                 -----------    ----------
      Total assets                                  $ 6,040      $ 10,243
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                  $    786     $  1,404
  Accrued expenses                                       678          300
                                                   -----------    ----------
    Total current liabilities                          1,464        1,704
Long-Term Debt-net of current portion                      -           -

Commitments and contingencies:
Minority interest in subsidiary                          946           -
Redeemable Common Stock                                    -        1,600

Stockholders' equity:
  Common stock                                            33           36
  Additional paid-in capital                         107,155      111,332
  Accumulated other comprehensive income                  35           -
  Treasury stock - at cost                           (4,520)        (50)
  Accumulated deficit                                (99,073)    (104,379)
                                                 -----------    ----------
    Total stockholders' equity                         3,630        6,939
                                                 -----------    ----------
     Total liabilities and stockholders' equity      $ 6,040    $  10,243
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)



                                              For the Three months ended
                                                      June 30,
                                               -------------------------
                                                  2002            2003
                                               ---------       ---------
                                              (Unaudited)     (Unaudited)
Revenues:

Sales of product, net                           $    -         $    60
Clinical treatment programs                        134              34

                                               ---------      ---------
                                                   134              94

Costs and expenses:

Cost of Gross sold                                  -               37
Research and development                         1,246             855
General and administrative                         851             838
                                               ----------     ---------
    Total cost and expenses                      2,097           1,730

Interest and other income                           25               1
Interest and related expenses                       -           (2,054)
Equity in loss of unconsolidated affiliate         (18)              -
Loss on investment due to impairment              (678)              -
                                               ----------     ---------

   Net loss                                    $(2,634)        $(3,689)
                                               ==========     =========


Basic and diluted loss per share                $  (.08)         $ (.11)
                                               ==========     ==========

Basic and diluted weighted
average common shares outstanding             32,086,966       33,519,275
                                               ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)



                                              For the Six months ended
                                                      June 30,
                                               -------------------------
                                                  2002            2003
                                               ---------       ---------
                                               (Unadited)      (Unadited)
Revenues:

Sales of product, net                           $    -         $    79
Clinical treatment programs                        184              81
License fee income                                 563              -
                                               ---------      ---------
                                                   747             160

Costs and expenses:

Production/Cost of Gross sold                       -              155
Research and development                         2,538           1,728
General and administrative                       1,680           1,505
                                               ----------     ---------
    Total cost and expenses                      4,218           3,388

Interest and other income                           67              51
Interest and related expenses                       -           (2,129)
Equity in loss of unconsolidated affiliate         (40)              -
Loss on investment due to impairment              (678)              -
                                               ----------     ---------

   Net loss                                    $(4,122)        $(5,306)
                                               ==========     =========




Basic and diluted loss per share                $  (.13)         $ (.16)
                                               ==========     ==========

Basic and diluted weighted
average common shares outstanding             32,079,327       32,872,905
                                               ==========     ==========


See accompanying notes to condensed consolidated financial statements.

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                                        (Unaudited)
                                                  For the Six months ended
                                                          June 30,
                                                  --------------------------
                                                      2002          2003
                                                    --------     ---------

Cash flows from operating activities:

 Net loss                                           $(4,122)      $(5,306)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation of property and equipment                  47            43
 Amortization of patents rights                          53            70
 Amortization of deferred financing costs                 -         2,030
 Equity in loss of unconsolidated affiliates             40             -
 Loss on investment due to impairment                   678
Changes in assets and liabilities:

Inventory                                                 -          (400)
Other receivable                                         66         1,455
Prepaid expenses and other current assets               114          (168)
Accounts payable                                       (281)          452
Accrued expenses                                       (100)         (443)
Other assets                                             2             42
                                                     -------     ---------
Net cash used in operations                          (3,503)       (2,225)
                                                     -------     ---------


Cash flows from investing activities:
Purchase of property and equipment                      -            (19)
Additions to patent rights                             (54)         (161)
Maturity of short term investments                    5,310          520
Purchase of short term investments                   (2,542)           -
Deferred acquisition costs                               -          (160)
                                                   ---------    ---------
 Net cash  provided by investing activities           2,714          180
                                                   ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                   6             -
 Proceeds from exercise of warrants                      59             -
 Proceeds from issuance of preferred
 Stock of subsidiary                                    946             -
 Proceeds from long-term borrowings                      -          5,426
 Payments on long-term borrowings                        -           (440)
 Deferred financing costs                                -           (455)
 Purchase of treasury stock                             (31)          (83)
                                                    --------     ---------
  Net cash provided by financing activities             980         4,448
                                                    --------     ---------
Net increase in cash and cash equivalents               191         2,403
Cash and cash equivalents at beginning of period      3,107         2,256
                                                    --------     ---------
Cash and cash equivalents at end of period           $3,298        $4,659
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

These consolidated financial statements should be read in conjunction with our consolidated financial statements included in amendment no. 1 to our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on May 20, 2003.

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

The weighted average assumptions used for the period presented are as follows:





                                           June 30,
                                       -----------------
                                        2002      2003
                                       -------   ------
Risk-free interest rate                5.23%       5.23%
Expected dividend yield                   -           -
Expected lives                      2.5 years   2.5 years
Expected volatility                   63.17%      63.17%


Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the three months and six months ended June 30, 2002 and 2003 would have been as follows:


                               Three Months Ended Six Months Ended
                               ------------------------------------
                                   June 30,               June 30,
                               -----------------       --------------
                               2002        2003        2002      2003
                              ------     ------      --------  -------
                               (In Thousands)          (In Thousands)

Net (loss) as reported      $(2,634)    $(3,689)    $(4,122)   $(5,306)
Add: Stock based employee
compensation expense
Included in reported net loss,
net of Related tax effects       -           -            -        -

Deduct:
Total stock based employee
compensation determined
under fair value method
for all awards, net
of related tax effects        $(271)       (137)        (542)    (274)

Proforma net loss           $(2,905)    $(3,826)     $(4,664) $(5,580)
Basic and diluted loss
per share
As reported                   $(.08)      $(.11)       $(.13)   $(.16)
Proforma                      $(.09)      $(.11)       $(.15)   $(.17)





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

Note 4: INVENTORIES The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Inventories consist of the following:

                                        June 30, 2003
                                        -------------
Raw materials-Work in Process             $1,993,346
Finished goods                               173,684
                                          ----------
                                          $2,167,030
                                          ----------

Note 5: REVENUE AND LICENSING FEE INCOME On March 20, 2002 our European Subsidiary Hemispherx Biopharma Europe, S.A. ("Hemispherx, S.A.") entered into a Sales and Distribution agreement with Laboratorios del Dr. Esteve S.A.
("Esteve"). Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of Myalgic Encephalitis/Chronic Fatigue Syndrome ("ME/CFS"). Esteve paid the initial and non refundable fee of 625,000 Euros (approximately $563,000) to Hemispherx S.A. on April 24, 2002.


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

During the perods ending December 31, 2002 and June 30, 2003. The Company did not receive any grant monies from local, state and or Federal Agencies.

Revenue from the sale of Ampligen(R) under cost recovery clinical treatment protocols approved by the FDA is recognized when the treatment is provided to the patient.

Revenues from the sale of product are recognized when the product is shipped, as title is transferred to the customer. The Company has no other obligation associated with its products once shipment has occurred.

Note 6: MINORITY SHAREHOLDER INTEREST

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

On March 13, 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Esteve, in exchange for the 1,000,000 Euros of convertible preferred equity certificates issued to Esteve and any unpaid dividends. We have registered these shares for public sale by Provesan SA. As a result of the exchange, minority interest in our subsidiary was transfered to stockholders' equity on such date.

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


Note 7: RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

In May 2003, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity". This Statement establishes standards for how an issuer classifies and measures in statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is with its scope as a liability (or assets in some circumstances) because that financial instrument embodies an obligation. This statement shall be effective for finical instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity. We do not expect this Interpretation to have an material effect on the consolidated financial statements.

Note 8: ACQUISITION OF ASSETS OF INTERFERON SCIENCES, INC.

On March  11,  2003,  we  acquired  from  Interferon  Sciences,  Inc.'s  ("ISI")
inventory  of  ALFERON  N  Injection,  a  pharmaceutical  product  used  for the treatment of certain types of genital warts, and a limited license for the production, manufacture, use, marketing and sale of this product. As consideration, we issued 487,028 shares of our common stock and agreed to pay ISI 6% of the net sales of the product. Pursuant to our agreements with ISI, we have agreed to register the foregoing shares for public sale.

Except for 62,500 of the shares issued to ISI, we have guaranteed the market value of the shares retained by ISI as of March 11, 2005, the termination date, to be $1.59 per share. ISI is permitted to periodically sell certain amounts of its shares. If, within 30 days after the termination date, holders of the guaranteed shares request that we honor the guarantee, we will be obligated to reacquire the holders' remaining guaranteed shares and pay the holders $1.59 per share for a total of $675,000. Accordingly, certain shares issued in connection with this transaction are and will be recorded outside of stockholders' equity.

On March 11, 2003, we also entered into an agreement to purchase from ISI all of its rights to the product and other assets related to the product including, but not limited to, real estate and machinery. For these assets, we agreed to issue to ISI an additional 487,028 shares and to issue 314,465 shares and 267,296 shares, respectively to The American National Red Cross and GP Strategies, two creditors of ISI, to continue to pay royalties of 6% on net sales of Alferon N. other consideration, e.g., paying off a third creditor, paying a tax liability.

On May 30, 2003, we issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we have agreed to register the foregoing shares for public sale. The acquisition of the real estate and machinery is contingent on our receiving appropriate governmental and shareholder approval. The value of these guaranteed shares totaled $925,000 and are redeemable under certain conditions, acordingly they are reflected as redeemable common stock and deffered acquisition costs on the accompanying financial statements as of June 30, 2003.

We have guaranteed the market value of all but 62,500 of these shares on terms substantially similar to those for the initial acquisition of the ISI assets. The termination date for these guarantees is 18 months after the date of issuance of the guaranteed shares to GP Strategies, 24 months after the date of issuance of the additional 487,028 guaranteed shares to ISI and 12 months after the date of issuance of the guaranteed shares to the American National Red Cross.

We will account for these transactions as a Business Combination under Statement of Financial Accounting Standards ("SFAS") No. 141 Accounting for Business Combinations.

As a result of the first agreement, the following table summarize the estimated fair values of the assets and liabilities assumed at the acquisition date.
                            At March 11, 2003
                            -----------------
Inventory                    $   1,840,762

Fair Value of liabilities
Assumed                         (1,081,041)
                             ---------------
Fair Value of Common Shares
Issued                        $    759,720
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

                  Six Months ended June 30,
                  -----------------------------
                      2002            2003
                     ------          ------
               (in thousands except for share data)

Net revenues      $   1,707          $ 402

Operating             6,956          6,254
                      -----          ------
Net loss          $  (5,249)        (5,852)
                      =====          ======
Basic and
diluted loss
per share         $    (.16)       $  (.18)
                      ------         ------
Weighted average
Shares
Outstanding      32,566,327      33,058,557
                 ----------      ----------

In giving effect to the additional shares that would be issued as a result of the second agreement with ISI the weighted average shares outstanding during the six months ending June 30, 2002 and 2003 would have been 33,053,327 and 33,545,557 resulting in a proforma loss per share as adjusted of $(.16) and $(.17) for said periods respectively.


Note 9: CONVERTIBLE DEBENTURES

On March 12, 2003, We issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2005 and an aggregate of 743,288 Warrants expiring on March 12, 2008 to two investors in a private placement for an aggregate gross proceeds of $4,650,000. Pursuant to the terms of the Debentures, $1,550,000 of the proceeds from the sale of the Debentures was been held back to be released to us if, and only if, we acquire ISI's facility with in a set timeframe. In June 2003 each of the investors collectively funded the $1,550,000 of the proceeds. Each investor waived the requirement to perfect a security interest in the building to be acquired. In addition, each of the investors waived the requirment that the company acquire the assets of ISI pursuant to the terms of the second ISI Asset Purchase Agreement. The Debentures mature on January 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately proceeding the applicable interest payment date. Pursuant to the terms and conditions of the Senior Convertible Debentures, we have pledged all of our assets other than intellectual property, as collateral and are subject to comply with certain financial and negative covenants, which include but are not limited to the repayment of principal balances upon achieving certain revenue milestones.

The Warrants received by these investors are exercisable at any time through March 12, 2008 to purchase an aggregate of 743,288 shares of common stock at a price of $1.68 per share. On March 12, 2004, the exercise price of the Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between March 13, 2003 and March 11, 2004 (but in no event less than $1.176 per share). The exercise price (and the reset price) under the Warrants also is subject to similar adjustments for anti-dilution protection. All of these warrants were exercised in June 2003.

We entered into a registration rights agreement with the investors in connection with the issuance of the March Debentures and the Warrants. The registration rights agreement requires that we register the shares of common stock issuable upon conversion of the Debentures, as interest shares under the Debenture and upon exercise of the Warrants. In accordance with this agreement, we will register these shares.

On July 10, 2003, We issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 and an aggregate of 507,102 Warrants due July 2008 to the same investors who purchased the Debentures due January 2005 in a private placement for aggregate anticipated gross proceeds of $4,650,000. Pursuant to the terms of the July Debentures, $1,550,000 of the proceeds from the sale of the July Debentures have been held back and will be released to us if, and only if, we acquire ISI's facility with in a set timeframe. The Debentures mature on July 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. The investors accepted the same collateral as was pledged in the March 12, 2003 transaction.

The Debentures are convertible at the option of the investors at any time through July 31, 2005 into shares of our common stock. The conversion price under the Debentures is fixed at $2.14 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect.

The warrants received by the investors are exercisable at any time through July 31, 2008 to purchase an aggregate of 507,102 shares of common stock at a price of $2.46 per share. On July 10, 2004, the exercise price of these July 2008 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between July 11, 2003 and July 9, 2004 (but in no event less than $1.72 per share). The exercise price (and the reset price) under the July 2008 warrants also is subject to similar adjustments for anti-dilution protection.

We entered into a registration rights agreement with the investors in connection with the issuance of these Debentures and the July 2008 Warrants. If the registration statement is not filed within the time period required by the agreement, not declared effective within the time period required by the agreement or, after it is declared effective and subject to certain exceptions, sales of all shares required to be registered thereon cannot be made pursuant thereto, then we will be required to pay the investors their pro rata share of $ 3,635 for each day any of the above conditions exist with respect to this registration statement.

On June 25, 2003, in connection with the March 12, 2003 $5,426,000 6% convertible debentures offering, we issued an additional warrant to each of the Debenture holders to acquire at any time through June 25, 2008 an aggregate of 500,000 shares of common stock at a price of $2.40 per share. On June 25, 2004, the exercise price of these June 2008 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between June 26, 2003 and June 24, 2004 (but in no event less than $1.68 per share.) The exercise price (and the reset price) is also subject to adjustments for anti-dilution protection.

In conjunction with both the March and July 2003 6% convertible debenture placements we paid Placement agent an investment banking fee equal to 7% of the investments made by the two Debenture holders. A portion of this fee was paid with the issuance of 30,000 shares of our common stock. Placement agent also received 425,000 warrants to purchase common stock, of which 112,500 are exercisable at $1.74 per share, 112,500 are exercisable at $2.57 per share and 200,000 are exercisable at $2.50 per share. The $1.74 warrants expire on July 10, 2008 and the other warrants expire on March 12, 2008. By agreement with the placement agent, we will register all shares and warrants for public sale.

As of August 7, 2003, the investor have converted $3,277,500 of the March 12, 2003 Debenture into 2,244,916 shares of common stock. The investors also exercised the 743,288 warrants issued on March 12, 2003, which produced gross proceeds of $1,248,724 in operating funds.

The March 12, 2003 issuance of $5,426,000 of 6% Convertible Debentures and related embedded conversion features and warrant issuances, were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instrument, the Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

These pronouncements also provide for fair values of contingent conversion features of convertible debt securities to be determined when the contingent conversion price of is less than the market value of the underlying parent company or subsidiary common stock at the measurement date.

As a result the Company recorded debt discount of approximately $5.4 million which in effect reduced the carrying value of our debt to zero. These costs are deferred and charge to interest expense over the life of the debentures. As of June 30, 2003 the amount of debt discount amortized to interest expense totaled approximately $2.0 million.

Recorded  debt   discounts   include  an  Original   Issue   Discount  (OID)  of
approximately $554,000 as additional cost of the offering. These costs are also deferred and expensed as interest over the life of the debentures.

In connection with the debenture agreements, the Company has outstanding letters of credit of $1 million as additional collateral. Included in the outstanding letters of credit, is a $250,000 letter of credit acquired by William A. Carter, CEO, on behalf of the Company.

In addition, as of June 30, 2003, the Company has $133,333 in restricted cash under other letter of credit agreements required by our insurance carrier. We have a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants. As of July 31, 2003, only approximately 104,000 shares of our authorized shares of Common Stock were not issued or reserved for issuance. This does not include 3,006,650 shares that had been reserved for issuance pursuant to warrants and options owned by Dr. Carter and 200,000 shares that had been reserved for issuance pursuant to warrants owned by the placement agent. Dr. Carter and the placement agent have agreed that they will not exercise their warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. One of the proposals for the annual meeting of our stockholders to be held in September 2003 is an amendment to our certificate of incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 (the "Proposal"). We cannot assure you that the Proposal will be approved. Unless and until we are able to increase the number of authorized shares of Common Stock, our ability to raise funds through the sale of Common Stock or instruments that are convertible into or exercisable for Common Stock will be severely restricted.

In addition, for Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the Proposal and for the possible diminution in value of these Options that could result in the event that the Proposal is not approved, we have agreed to compensate Dr. Carter. Although the specific method of determining such potential loss has not been determined, it is anticipated that, in the event that the Proposal is not approved, a committee of our independent directors, with the assistance of an independent valuation firm, will determine the monetary value of his warrants and options. The committee will then give Dr. Carter the choice of turning in his warrants and options for an amount equal to this determined value (the "Value Payment") or to continue to hold his warrants and options. If Dr. Carter elects to continue to hold these securities, the Committee, again with the assistance of the independent valuation firm, will determine a formula pursuant to which Dr. Carter would receive cash ("Stock Appreciation Payments") rather than shares of common stock should he exercise any of the warrants or options prior to the time, if ever, adequate authorized but unissued and unreserved shares become available for issuance upon exercise of his warrants and options. In addition, if the Proposal does not pass, we have agreed to pledge some of our intellectual property as collateral for the Value Payment or the Stock Appreciation Payments. The specific intellectual property to be used as collateral, the valuation of such collateral and the method of sale or license of such intellectual property in the event that sale of the collateral is required, would be determined by the committee, with the assistance of the independent valuation firm.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

         Certain statements in this document constitute "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drugs, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below, which may cause the actual results, performance or achievements of Hemispherx and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

In the course of almost three decades, we have established a strong foundation of laboratory, pre-clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and the development of therapeutic products for the treatment of chronic diseases. Our strategy is to obtain the required regulatory approvals which will allow the progressive introduction of Ampligen(R) (our proprietary drug) for treating Myalgic Encephalomyelitis/Chronic Fatique Syndrome ("ME/CFS"), HIV, Hepatitis C ("HCV") and Hepatitis B ("HBV") in the U.S., Canada Europe and Japan. Ampligen(R) is currently in phase III clinical trials in the U.S. for use in treatment of ME/CFS and is in Phase IIb Clinical Trials in the U.S. for the treatment of newly emerging multi-drug resistant HIV, and for the induction of cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktails.

Our proprietary drug technology utilizes specifically configured ribonucleic acid ("RNA") and is protected by more than 350 patents worldwide, with over 60 additional patent applications pending to provide further proprietary protection in various international markets. Certain patents apply to the use of
Ampligen(R) alone and certain patents apply to the use of Ampligen(R) in combination with certain other drugs. Some compositions of matter patents pertain to other new RNA compounds, which have a similar mechanism of action.

We have obtained from Interferon Sciences, Inc. ("ISI") all of its raw materials, work-in-progress and finished product ALFERON N Injection, together with a limited license to sell ALFERON N Injection, a natural alpha interferon that has been approved for commercial sale for the intralesional treatment of refractory or recurring external condylomata acuminata ("genital warts") in patients 18 years of age or older, in the United States. We are under contract to purchase from ISI the balance of ISI's rights to its product as well as ISI's production facility. We intend to market the ALFERON N Injection in the United States through sales facilitated via third party marketing agreements. Additionally, we intend to implement studies testing the efficacy of ALFERON N Injection in multiple sclerosis and other chronic viral diseases.

We were incorporated in Maryland in 1966 under the name HEM Research, Inc., and originally served as a supplier of research support products. Our business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. We were reincorporated in Delaware and changed our name to HEM Pharmaceutical Corp., in 1991 and to Hemispherx Biopharma, Inc. in June 1995. We have three domestic subsidiaries consisting of BioPro Corp., BioAgen Corp., and Core BioTech Corp., all of which are incorporated in Delaware. Our foreign subsidiaries include Hemispherx Biopharma, Inc. Europe N.V./S.A. established in Belgium in 1998 and Hemispherx Biopharma, Inc. Europe S.A. ("Hemispherx, S.A.") incorporated in Luxembourg in 2002.

                                  RISK FACTORS

         The following cautionary statements identify important factors that could cause our actual result to differ materially form those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

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

         ALFERON N Injection(R). Although ALFERON N Injection(R) is approved for marketing for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments such as multiple sclerosis and cancer.

Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval, our operations will be significantly affected.

         All of our drugs and associated technologies other than ALFERON N Injection(R) are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. At present, ALFERON N Injection(R) is only approved for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of ALFERON N Injection(R) for other indications will require regulatory approval. In this regard, Interferon Sciences, Inc., the Company from which we obtained our rights to ALFERON N Injection(R), conducted clinical trials related to use of ALFERON N Injection(R) for treatment of HIV and Hepatitis C. In both instances, the FDA determined that additional studies were necessary in order to fully evaluate the efficacy of ALFERON N Injection(R) in the treatment of HIV and Hepatitis C diseases. We have no obligation or plans to conduct these additional studies at this time. Our principal development efforts are currently focused on Ampligen(R), which has not been approved for commercial use. Our products, including Ampligen(R), are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch("HPB") of Canada, and the European Medical Evaluation Agency ("EMEA") in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen(R) or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen(R) will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen(R) is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. If Ampligen(R) or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations will be materially adversely effected.

We may continue to incur substantial losses and our future profitability is uncertain.

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of June 30, 2003 our accumulated deficit was approximately $104,000,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitability.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. Based on our current projections, we may need $2.0 million in additional financing to fund operations and debt service over the next twelve months subsequent to June 30, 2003. Our projections assume that our debenture holders do not continue to convert the remaining Debt into common stock and that we will need cash to repay the debt as scheduled. If the debenture holders continue to periodically convert the debt into our common stock, we may not need additional funds. Also, sales of Alferon N(R) could exceed our conservative projection and reduce the need for additional financing during this period. Between March and July 2003, we received approximately $8.3 Million in net proceeds from the sale of the Debentures and the exercise of warrants issued in conjunction with the Debentures due January 2005. The foregoing amount includes initial gross proceeds of $3.1 Million received from the sale of the July Debentures and July 2008 Warrants. Pursuant to the terms of the Debentures, if and when we close on the second Interferon Sciences asset acquisition, we will receive additional net proceeds of $1.55 Million. As of July 31, 2003, we had approximately $6.3
Million in cash and short term investments. These funds plus the anticipated infusion of approximately $1.55 million in remaining net proceeds from the Debenture placement.

In the long term, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material effect on our ability to develop our products. In addition, if we do not timely complete the second ISI asset acquisition, our financial condition could be materially and adversely affected (see the next risk factor).

If we do not complete the second Interferon Sciences asset acquisition, our ability to generate revenues from the sale of ALFERON N Injection(R) and our financial condition will be adversely affected.

 In March, 2003 we executed two agreements with ISI to purchase certain assets of ISI. In the first agreement we acquired ISI's inventory of ALFERON N
Injection(R) and a limited license for the production, manufacture, use, marketing and sale of this product. Our ability to generate sustained revenues from sales of this product is dependent, among other things, on our completing the terms of the second agreement to acquire the balance of ISI's rights to its product as well as ISI's production facility used to formulate and purify the drug concentrate of ALFERON N Injection(R). In addition, pursuant to the terms of the Debentures, we are required to acquire ISI's facility within 90 days from July 10, 2003 and, unless and until we acquire the facility, $1,550,000 of the proceeds from the sale of the Debentures has been held back. The same condition was in the debentures issued in March 2003; however, the holders waived this condition. Consummation of the second agreement requires, among other things, approval by ISI's stockholders and certain environmental approvals with regard to the sale of the facility. As of the date hereof, ISI is preparing the proxy statement for a special meeting of its stockholders at which approval of the second acquisition will be sought. Our failure to complete the acquisition within the 90 day period will be a technical default of the terms of the Debentures and, absent consent from the Debenture holders for additional time, most likely would result in our having to redeem the securities. If we do not receive the additional Debenture funds as planned and, especially if we are required to redeem the Debentures, our financial condition would be materially and adversely affected and we would probably have to reduce or possibly curtail operational spending including some critical clinical effort. In addition, although we have not yet completed the acquisition, we issued an aggregate of 581,761 shares to GP Strategies and the American National Red Cross, two creditors of ISI, as partial consideration for the acquisition and we may be required to repurchase some or all of these shares in the future at $1.59 per share (see the risk factor "We have guaranteed the value of a number of shares issued and to be issued as a result of our acquisition of assets from Interferon Sciences. If our share price is not above $1.59 per share 12, 18 or 24 months after the dates of issuance of the guaranteed shares, our financial condition could be adversely affected" below). If we do not complete the acquisition, we will look to ISI to pay us the value of the shares that we issued to these two creditors. No assurance can be given that we will be able to so recoup the value of these shares.

The limited number of unissued and unreserved authorized shares of Common Stock severely restricts our ability to raise funds through the sale of our securities. If our stockholders do not approve an increase in the number of our authorized shares of common stock, our financial condition most likely would be adversely affected.

         We have a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants. As of July 31, 2003, only approximately 104,000 shares of our authorized shares of Common Stock were not issued or reserved for issuance. This does not include 3,006,650 shares that had been reserved for issuance pursuant to warrants and options owned by Dr. Carter and 200,000 shares that had been reserved for issuance pursuant to warrants owned by the placement agent Dr. Carter and the placement agent have agreed that they will not exercise their warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. One of the proposals for the annual meeting of our stockholders to be held in September 2003 is an amendment to our certificate of incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 (the "Proposal"). We cannot assure you that the Proposal will be approved. Unless and until we are able to increase the number of authorized shares of Common Stock, our ability to raise funds through the sale of Common Stock or instruments that are convertible into or exercisable for Common Stock will be severely restricted.

         In addition, for Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the Proposal and for the possible diminution in value of these Options that could result in the event that the Proposal is not approved, we have agreed to compensate Dr. Carter. Although the specific method of determining such potential loss has not been determined, it is anticipated that, in the event that the Proposal is not approved, a committee of our independent directors, with the assistance of an independent valuation firm, will determine the monetary value of his warrants and options. The committee will then give Dr. Carter the choice of turning in his warrants and options for an amount equal to this determined value (the "Value Payment") or to continue to hold his warrants and options. If Dr. Carter elects to continue to hold these securities, the Committee, again with the assistance of the independent valuation firm, will determine a formula pursuant to which Dr. Carter would receive cash ("Stock Appreciation Payments") rather than shares of common stock should he exercise any of the warrants or options prior to the time, if ever, adequate authorized but unissued and unreserved shares become available for issuance upon exercise of his warrants and options. In addition, if the Proposal does not pass, we have agreed to pledge some of our intellectual property as collateral for the Value Payment or the Stock Appreciation Payments. The specific intellectual property to be used as collateral, the valuation of such collateral and the method of sale or license of such intellectual property in the event that sale of the collateral is required, would be determined by the committee, with the assistance of the independent valuation firm.

         For all of the above reasons, if our stockholders do not approve an increase in the number of our authorized shares of common stock, our financial condition most likely would be adversely affected.

We have guaranteed the value of a number of shares issued and to be issued as a result of our asset acquisition agreements with Interferon Sciences. If our share price is not above $1.59 per share 12, 18 or 24 months after the dates of issuance of the guaranteed shares, our financial condition could be adversely affected.

In March 2003 we issued 487,028 shares to Interferon Sciences and, upon consummation of the second ISI asset acquisition, we plan to issue an additional 487,028 shares to Interferon Science in contemplation of consummating the second Interferon Sciences acquisition. In May 2003 we issued an aggregate of 581,761 shares to two of ISI's creditors. We anticipate, but cannot assure, that we will close the second ISI asset acquisition sometime between September and October
2003. We have guaranteed the value of up to 1,430,817 of these shares to be $1.59 per share or $2,275,000 in the aggregate on the relevant termination dates. The termination dates are 24 months after the date of issuance and delivery of the guaranteed shares to ISI, 18 months after the date of issuance of the guaranteed shares to GP Strategies and 12 months after the date of issuance of the guaranteed shares to the American National Red Cross. The guarantee relates only to those shares still held by Interferon Sciences and the two creditors on the applicable termination date. If, within 30 days after the relevant termination date, holders of the guaranteed shares request that we honor the guarantees, we will reacquire the holders' remaining guaranteed shares and pay the holders $1.59 per share. By way of example, assuming that all 1,430,817 shares are still held on the relevant termination dates, we would be obligated to pay to Interferon Sciences and these two creditors an aggregate of $2,275,000. The reported last sale price for our common stock on the American Stock Exchange on August 15, 2003 was $1.96 per share. If, during the 31 days commencing on the relevant termination dates, the market price of our stock is not above $1.59 per share, we most likely would be requested and obligated to pay the guaranteed amount on the guaranteed shares outstanding on the relevant termination dates. We believe that the number of guaranteed shares still outstanding on the relevant termination dates will be a factor of the market price and sales volume of our common stock during the 24, 18 and 12 month periods prior to the relevant termination date.

         If we are required to repurchase a significant number of guaranteed shares and our financial condition could be materially and adversely affected.

We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

         We need to preserve and acquire enforceable patents covering the use of Ampligen(R) for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen(R) for such disease. If and when we obtain all rights to ALFERON N Injection(R), we will need to preserve and acquire enforceable patents covering its use for a particular disease too. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our drug product which are carried out according to standard operating procedure manuals. We have been issued certain patents including those on the use of Ampligen(R) and Ampligen(R) in combination with certain other drugs for the treatment of HIV. We also have been issued patents on the use of Ampligen(R) in combination with certain other drugs for the treatment of chronic hepatitis B virus, chronic hepatitis C virus, and a patent which affords protection on the use of Ampligen(R) in patients with chronic fatigue syndrome. We have not yet been issued any patents in the United States for the use of Ampligen(R) as a sole treatment for any of the cancers which we have sought to target. With regard to ALFERON N Injection(R), Interferon Sciences, Inc. has a patent for Natural Alpha Interferon produced from human peripheral blood leukocytes and its production process and has additional patent applications pending. We will acquire this patent and related patent applications if and when we close on the second Interferon Sciences asset acquisition We cannot assure you that any of these applications will be approved or that our competitors will not seek and obtain patents regarding the use of our products in combination with various other agents, for a particular target indication prior to us. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional pending patents, we may not be able to successfully market our products.

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

         We have limited marketing and sales capability. We need to enter into marketing agreements and third party distribution agreements for our products in order to generate significant revenues and become profitable. To the extent that we enter into co-marketing or other licensing arrangements, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our agreement with Gentiva Health Services offers the potential to provide significant marketing and distribution capacity in the United States while licensing and marketing agreements with certain foreign firms should provide an adequate sales force in South America, Africa, United Kingdom, Australia and New Zealand, Canada, Spain and Portugal.

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

No Guaranteed Source of Required Materials.

A number of essential materials are used in the production of ALFERON N Injection(R), including human white blood cells, and we have a limited number of sources from which to obtain such materials. We do not have long-term agreements for the supply of any of such materials. There can be no assurance we can enter into long-term supply agreements covering essential materials on commercially reasonable terms, if at all. If we are unable to obtain the required raw materials, we may be required to scale back our operations or stop manufacturing ALFERON N Injection(R). The costs and availability of products and materials we need for the commercial production of ALFERON N Injection(R) and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

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

         The purified drug concentrate utilized in the formulation of ALFERON N Injection(R) is manufactured in Interferon Science's facility and ALFERON N Injection(R) is formulated and packaged at a production facility operated by Abbott. If and when we close on the second Interferon Sciences asset acquisition, we will acquire this facility. We still will be dependent upon Abbott Laboratories and/or another third party for product formulation and packaging.

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

Ampligen(R) Competitors may be developing technologies that are, or in the future may be, the basis for competitive products. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for commercial sale with respect to treating ME/CFS in the United States. The dominant competitors with drugs to treat HIV diseases include Gilead Pharmaceutical, Pfizer, Bristol-Myers, Abbott Labs, Glaxo Smithkline and Schering-Plough Corp. ("Schering"). These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism action of Ampligen(R) on the immune system, we cannot assure that we will be able to compete.

         ALFERON N Injection(R). Many potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. ALFERON N Injection(R) currently competes with Schering's injectable recombinant alpha interferon product (INTRON(R) A) for the treatment of genital warts. 3M Pharmaceuticals also received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of external genital and perianal warts. ALFERON N Injection(R) also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of ALFERON N Injection(R). If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our potential competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. In the United States, three recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting multiple sclerosis. There can be no assurance that, if we are able to obtain regulatory approval of ALFERON N Injection(R) for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than ALFERON N Injection(R). Currently, our wholesale price on a per unit basis of ALFERON N Injection(R) is substantially higher than that of the competitive recombinant alpha and beta interferon products.

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

Possible side effects from the use of Ampligen(R) or ALFERON N Injection(R) could adversely effect potential revenues and physician/patient acceptability of our product.

          Ampligen(R). We believe that Ampligen(R) has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15% of patients treated in our various studies. This reaction is occasionally accompanied by a rapid heart beat, a tightness of the chest, urticaria (swelling of the skin), anxiety, shortness of breath, subjective reports of "feeling hot," sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by slowing the infusion rate. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, asthma, low blood pressure, photophobia, rash, transient visual disturbances, slow or irregular heart rate, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months. One or more of the potential side effects might deter usage of Ampligen(R) in certain clinical situations and therefore, could adversely effect potential revenues and physician/patient acceptability of our product.

         ALFERON N Injection(R). At present, ALFERON N Injection(R) is only approved for the intralesional (with in the lesion) treatment of refractory or recurring external genital warts in adults. In clinical trials conducted for the treatment of genital warts with ALFERON N Injection(R), patients did not experience serious side effects; however, there can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of ALFERON N Injection(R) which could threaten or limit such product's usefulness.

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

         Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended June 30, 2003, the price of our common stock has ranged from $1.33 to $3.35. We expect the price of our common stock to remain volatile. The average daily trading volume in our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

Our stock price may be adversely affected if a significant amount of shares, primarily those planned to be registered and those in a prior registration statements, are sold in the public market.

         As of July 31, 2003, approximately 1,098,780 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. All of these shares are to be registered for resale under the Securities Act pursuant to agreements between us and the holders of these shares. In addition, we have registered or will register shortly 8,079,150 shares issuable upon (i) conversion of 135% of the Debentures due July 2008 and 100% of the remaining principal balance on the Debentures due January 2005; (ii) as payment of interest on both sets of Debentures (including 135% of the interest due on the Debentures); (iii) exercise of 135% of the July 2008 Warrants and the June 2008 Warrants; and (iv) exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. Moreover, we anticipate that we may issue additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

         Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, in November, 2002 we adopted a shareholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for William A. Carter, M.D., our chief executive officer, who already beneficial owns 11.4% of the our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

              Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our research in clinical efforts may continue for the next several years and we may continue to incur losses due to clinical costs incurred in the development of Ampligen(R) for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Europe, Canada and in the United States. Special Note Regarding Forward-Looking Statements.


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

In May 2003, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity". This Statement establishes standards for how an issuer classifies and measures in statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is with its scope as a liability (or an assets in some circumstances) because that financial instrument embodies an obligation. This statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity. We do not expect Interpretation to have a material effect on the consolidated financial statements.


RESULTS OF OPERATIONS

Three months ended June 30, 2003 versus Three months ended June
30, 2002

Our net losses were approximately $3,689,000 or $.11 per share in the three months ended June 30, 2003 compared to losses of approximately $2,634,000 or $.08 per share for the same period in 2002. Our losses in 2003 include costs of approximately $233,000 relating to our newly acquired assets and operations pertaining to Alferon N Injection(R) ("ALFERON N") and $1,906,000 in non-cash interest charges related to our 6% convertible debenture dated March 12, 2003. Our losses of $2,634,000 in 2002 include $718,000 in non-cash charges for losses related to investments in other companies. Our operating losses, which exclude interest, other income and losses on investments, were $1,636,000 in 2003 compared to $1,963,000 in 2002. This reduction of $327,000 in operating losses in 2003 consists of several factors.

Compared to the same period in 2002, our revenues in 2003 were down by $40,000. This shortfall is due to ME/CFS cost recovery revenues being down $100,000. Some of this revenues shortfall was offset by $60,000 in ALFERON N net sales. The shortfall in ME/CFS cost recovery revenues will continue downward as we near completion of the ME/CFS clinical trials. pending completion of these trials and the obtaining FDA approval to market Ampligen(R), we are focused on marketing and selling ALFERON N which we expect to produce greater revenue gains.

Revenues were $94,000 in the first three months of 2003 compared to revenues of $134,000 in the first three months of 2002. Revenues in 2003 include $34,000 in ME/CFS Cost Recovery Income and $60,000 in net sales of ALFERON N. March 12, 2003 is the date that we completed and executed the first agreement to acquire the inventory and limited marketing rights of ALFERON N. Overall costs and expenses were lower in the three months ended June 30, 2003 by approximately $367,000 compared to the same three months in 2002. Total cost and expenses in 2003 were $1,730.000 versus $2,097.000 in 2002. In 2003, our costs include
$233,000 for ALFERON N related operating costs, $855,000 for Ampligen(R) research and development costs and $642,000 for general and administrative expenses.

Research and Development costs of $855,000 in the three months ended June 30, 2003 compared to research and development costs of $1,246,000 in the same three months of 2002. These costs primarily reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers. At this time, this effort consists of conducting clinical trials involving patients with ME/CFS and patients with HIV. Our research and development costs are $391,000 lower in 2003 due to reduced costs associated with the development of Ampligen(R) to treat ME/CFS patients. In the three months ended June 30, 2002, our ME/CFS Phase III clinical trial was in full force therefore increasing our manufacturing and clinical support expenses during that period. In 2003, the Amp 516 trial is nearing completion with far fewer patients enrolled.

General and Administrative ("G&A") expenses were approximately $838,000 during the three months ended June 30, 2003. Excluding the expenses related to our new Alferon division totaling $196,000 our G&A expenses were $642,000 compared to $851,000 in expenses for the same period in 2002. This reduction basically consists in $147,000 in lower legal expenses and $62,000 in lower Public Relations expense.


Six months ended June 30, 2003 versus Six Months ended June 30, 2002

During the six months period ended June the 30, 2003, we have 1) acquired certain assets and patent rights to ALFERON N 2) privately placed 6% Convertible Debentures with an aggregate maturity value of $5,426,000 (gross proceeds of $4,650,000) and 3) continued our efforts to develop Ampligen(R) for the treatment of patients affiliated with ME/CFS and HIV.


In the six months period ended June 30, 2003, we recorded $5,306,000 or $.16 per share in net losses. In the same period in 2002, we had net losses of $4,122,000 or $.13 per share. The losses in 2003 includes $1,956,000 in non-cash interest charges relating to our 6% Convertible Debenture issued on March 12, 2003. These non-cash interest charges account for 38% of our six months to date net losses. In addition, our six months to date losses include $342,000 in expenses relating to our new Alferon division. After adjusting our 2003 year-to-date losses for these two factors, our losses were $2,952,000 in 2003 compared to $4,122,000 in 2002 or a reduction in the amount of $1,170,000.

Revenues were $160,000 in the first six months of 2003 compared to revenues of $747,000 in the first six months of 2002. Revenues in 2002 included $545,000 of license fee income which was not repeated during this period in 2003. Revenues in 2003 include $81,000 in ME/CFS Cost Recovery Income and $79,000 in net sales of ALFERON N.

Overall costs and expenses were lower in the six months ended June 30, 2003 by approximately $830,000 compared to the first six months of 2002. Total costs and expenses in 2003 were $3,388,000 versus $4,218,000 in 2002. In 2003, our costs consisted of $409,000 for ALFERON N related expenses, $1,728,000 for Ampligen(R) research and development costs and $1,505,000 for general and administrative expenses.

Production costs were $155,000 in the first six months of 2003. These costs reflect approximately $48,000 for the cost of sales of ALFERON N during the period of April 1, 2003 through June 30, 2003. In addition, we recorded $107,000 of production costs at the New Brunswick facility. We ramped up the facility in April, 2003 and started production on three lots of work in process inventory.

Research and Development costs of $1,728,000 in the six months ended June 30, 2003 compared to research and development costs of $2,538,000 in the first six months of 2002. These costs primarily reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers. At this time, this effort consists of conducting clinical trials involving patients with ME/CFS and patients with HIV. Our research and development direct costs are $703,000 lower in 2003 due to reduced costs associated with the development of Ampligen(R) to treat ME/CFS patients. In the first six months of 2002, our ME/CFS Phase III clinical trial was in full force and effect therefore increasing our manufacturing and clinical support expenses during that period.

Over 230 patients have participated and/or participating in our ME/CFS Phase III clinical trial. Approximately 16 patients are still in the clinical process. We expect to complete the randomized placebo controlled phase of this study by the first quarter of 2004. At that time we will complete data collection and start the data analysis process with the expectation of filing an NDA (New Drug
Application) with the FDA by the second quarter of 2004. As with any experimental drug being tested for use in treating human diseases, the FDA must approve the testing and clinical protocols employed and must render their decision based on the safety and efficacy of the drug being tested. Historically this is a long and costly process. Our ME/CFS AMP 516 clinical study is a Phase III study, which based on favorable results, will serve as the basis for us to file a new drug application with the FDA. The FDA review process could take 18-24 months and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) required more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our application. Given these variable, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

Our efforts in using Ampligen(R) to treat HIV patients currently consist of conducting two clinical trials. In July 2003, Dr. Blick, a principal investigator in our HIV studies, presented updated results on our Amp 720 HIV study at the 2nd IAS CONFERENCE ON HIV PATHOGENESIS AND TREATMENT in Paris France. In this study using Strategic Treatment Interruption (STI), patients' antiviral HAART regimens are interrupted and Ampligen(R) is substituted as mono-immunotherapy. Ampligen(R) is an experimental immunotherapeutic designed to display both antiviral an immune enhancing characteristics. Prolonged use of Highly Active Antiretroviral Therapy (HAART) has been associated with long-term, potentially fatal, toxicities. The clinical study AMP 720 is designed to address these issues by evaluating the administration of the Company's lead experimental agent, Ampligen(R), a double stranded RNA drug acting potentially both as an immunomodulator and antiviral. Patients, who have completed at least 9 months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks. As more patients are enrolled, the related clinical costs will continue to increase with some offset to our overall expenses due to the diminishing cost of the ME/CFS clinical trial. It is difficult to estimate the duration or projected costs of these two clinical trials due to the many variables involved, i.e.: patient drop out rate, recruitment of clinical investigators, etc. The length of the study and costs related to our clinical trials cannot be determined at this time as such will be materially influenced by (a) the number of clinical investigators needed to recruit and treat the required number of patients, (b) the rate of accrual of patients and (c) the retention of patients in the studies and their adherence to the study protocol requirements. Under optimal conditions, the cost of completing the studies could be approximately $2.0 to $3.0 million. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, as there is competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment may compete for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial be conducted or not. In case that a Phase III study is required; the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, the Company may obtain revenues from its HIV treatment indications.

Since acquiring the right to manufacture and marketing of Alferon N in March, 2003 we have focused on converting the work-in-progress inventory into finished goods. This work-in-progress inventory included three production lots totaling approximately 53,000 vials (doses) at various stages of the manufacturing process. On August 8, 2003 we released the first lot of which product to Abbott Laboratories for packaging and expect to realize some 21,000 vials of ALFERON N by the middle of September, 2003. Preliminary work has started on completing the second lot of approximately 17,000 vials. Our production and quality control personnel in the New Brunswick facility are involved in the extensive process of manufacturing and validation required by the FDA. Plans are underway for completing the trial lot of some 16,000 vials now in very early stages of production.

Our marketing and sales plan for ALFERON N consists of engaging sales force contract organizations and supporting their sales efforts with marketing support. This marketing support would consist of building awareness of ALFERON N with physicians as a successful and effective treatment of refactory of recurring external general warts in patients of age 18 or older and to assist primary prescriber in expanding their practice.

On August 18, 2003, we entered into a sales and marketing agreement with Engitech, LLC. to distribute ALFERON N on a nationwide basis. Engitech, Inc. is to develop and implement marketing plans including extensive scientific and educational programs for use in marketing ALFERON N. This firm has provided professional services to the pharmaceutical and Biotech industry since 1987 and has experience in launching new products and/or developing sales for exiting products.

General and Administrative expenses ("G&A") were $1,505,000 in 2003, which includes $154,000 of expenses relating to our new Alferon Division. Excluding the Alferon expenses, our G&A costs were $1,351,000 compared to $1,680,000 of expenses in 2002. This Decrease of $329,000 is primarily due to Lower Legal Expenses and lower Public Relation costs. In the six months ended June 30, 2002 we incurred significant legal costs associated with the Asensio lawsuit and trial. See "Legal Proceeding" for more details.

LIQUIDITY AND CAPITAL RESOURCES

On March 12, 2003, We issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2005 and an aggregate of 743,288 Warrants to two investors in a private placement for an aggregate gross proceeds of $4,650,000. Pursuant to the terms of the Debentures, $1,550,000 of the proceeds from the sale of the Debentures was been held back to be released to us if, and only if, we acquire ISI's facility with in a set timeframe. In June 2003 each of the investors collectively funded the $1,550,000 of the proceeds. Each investor waived the requirement to perfect a security interest in the building to be acquired. In addition, each of the investors waived the requirement that the Company acquire the assets of ISI pursuant to the terms of the second ISI Asset Purchase Agreement. The Debentures mature on January 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the Senior Convertible Debentures, we have pledged all of our assets other than intellectual property, as collateral and are subject to comply with certain financial and negative covenants, which include but are not limited to the repayment of principal balances upon achieving certain revenue milestones.

The Warrants received by these investors are exercisable at any time through March 12, 2008 to purchase an aggregate of 743,288 shares of common stock at a price of $1.68 per share. On March 12, 2004, the exercise price of the Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between March 13, 2003 and March 11, 2004 (but in no event less than $1.176 per share). The exercise price (and the reset price) under the Warrants also is subject to similar adjustments for anti-dilution protection. All of these warrants were exercised in June 2003.

We entered into a registration rights agreement with the investors in connection with the issuance of the March Debentures and the Warrants. The registration rights agreement requires that we register the shares of common stock issuable upon conversion of the Debentures, as interest shares under the Debenture and upon exercise of the Warrants. In accordance with this agreement, we will register these shares.

On July 10, 2003, we issued to the same investors, who purchased the March , 2003 Debentures due January 2005 a second Debenture with an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005, and an aggregate of 507,102 Warrants to investors in a private placement for aggregate anticipated gross proceeds of $4,650,000. (4.4 million net) Pursuant to the terms of the July Debentures, $1,550,000 of the proceeds from the sale of the July Debentures have been held back and will be released to us if, and only if, we acquire ISI's facility with in a set timeframe.

The Debentures mature on July 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.

The Debentures are convertible at the option of the investors at any time through July 31, 2005 into shares of our common stock. The conversion price under the Debentures is fixed at $2.14 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect.

The Warrants received by these investors are exercisable at any time through July 31, 2008 to purchase an aggregate of 507,102 shares of common stock at a price of $2.46 per share. On July 10, 2004, the exercise price of these July 2008 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between July 11, 2003 and July 9, 2004 (but in no event less than $1.722 per share). The exercise price (and the reset price) under the July 2008 warrants also is subject to similar adjustments for anti-dilution protection.

We entered into a registration rights agreement with the investors in connection with the issuance of the Debentures and the July 2008 Warrants. The registration rights agreement requires that we register on behalf of the Debenture holders the securities related to these transactions. If the registration statement is not filed within the time period required by the agreement, not declared effective within the time period required by the agreement or, after it is declared effective and subject to certain exceptions, sales of all shares required to be registered thereon cannot be made pursuant thereto, then we will be required to pay the investors their pro rata share of $ 3,635 for each day any of the above conditions exist with respect to this registration statement.

On June 25, 2003, we issued to each of the Debenture holders a warrant to acquire at any time through June 25, 2008 an aggregate of 500,000 shares of common stock at a price of $2.40 per share. On June 25, 2004, the exercise price of these June 2008 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between June 26, 2003 and June 24, 2004 (but in no event less than $1.68 per share.) The exercise price (and the reset price) under the June 2008 Warrants also is subject to adjustments for anti-dilution protection similar to those in the July 2008 Warrants. Pursuant to our agreement with the Debenture holders, we plan to register the shares issuable upon exercise of these June 2008 Warrants for public sale.

In conjunction with the July 2003 private Debenture offering and the March 2003 private debenture offering on substantially the same terms to the same investors, we paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the two Debenture holders. A portion of this fee was paid with the issuance of 30,000 shares of our common stock. Cardinal also received 425,000 warrants to purchase common stock, of which 112,500 are exercisable at $1.74 per share, 112,500 are exercisable at $2.57 per share and 200,000 are exercisable at $2.50 per share. The $1.74 warrants expire on July 10, 2008 and the other warrants expire on March 12, 2008. By agreement with Cardinal, we have agreed to register 255,000 shares, with the shares issuable upon exercise of the 200,000 warrants to be registered at some future date.

As of August 7, 2003 the investors holding our March 12, 2003 6% Senior Convertible Debentures has converted principal in the amount of $3,277,500 into 2,244,916 shares of our common stock. Also the investors exercised 743,288 warrants which produced operating funds of $1,248,724.

The March 12, 2003 issuance of $5,426,000 of 6% Convertible Debentures and related embedded conversion features and warrant issuances, were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instrument, both of which provide for the Company to determine the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

These pronouncements also provide for fair values of contingent conversion features of convertible debt securities to be determined when the contingent conversion price is less than the market value of the underlying parent company or subsidiary common stock at the measurement date.

As a result the Company recorded debt discount of $5.4 million which in effect reduced the carrying value of our debt to zero. These costs are deferred and charge to interest expense over the life of the debentures. Recorded Debt discounts include an Original Issue Discount (OID) of $776,000 as additional cost of the offering. These costs are also deferred and expensed as interest over the life of the debentures. As of June 30, 2003 the amount of debt discounts amortized into interest expenses totaled approximately $2.0 million.

In connection with the debenture agreements, the Company has outstanding letters of credit of $1 million as additional collateral.

         Pursuant to the terms of the Debentures issued in July 2003, $1,550,000 of the proceeds from the sale of the Debentures have been held back and will be released to us if, and only if, we acquire ISI's property and facility. The Debentures mature on January 31, 2005 and bear interest at 6% per annum, payable quartile in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and condition of the Senior Convertible Debentures, we have pledged all of our assets other than intellectual property, as collateral and are subject to comply with certain financial and negative covenants, which include but are not limited to the repayment of principal balance upon achieving certain revenue milestone.

We have a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants. As of July 31, 2003, only approximately 104,000 shares of our authorized shares of Common Stock were not issued or reserved for issuance. This does not include 3,006,650 shares that had been reserved for issuance pursuant to warrants and options owned by Dr. Carter and 200,000 shares that had been reserved for issuance pursuant to warrants owned by the placement agent. Dr. Carter and the placement agent have agreed that they will not exercise their warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. One of the proposals for the annual meeting of our stockholders to be held in September 2003 is an amendment to our certificate of incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 (the "Proposal"). We cannot assure you that the Proposal will be approved. Unless and until we are able to increase the number of authorized shares of Common Stock, our ability to raise funds through the sale of Common Stock or instruments that are convertible into or exercisable for Common Stock will be severely restricted.

In addition, for Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the Proposal and for the possible diminution in value of these Options that could result in the event that the Proposal is not approved, we have agreed to compensate Dr. Carter. Although the specific method of determining such potential loss has not been determined, it is anticipated that, in the event that the Proposal is not approved, a committee of our independent directors, with the assistance of an independent valuation firm, will determine the monetary value of his warrants and options. The committee will then give Dr. Carter the choice of turning in his warrants and options for an amount equal to this determined value (the "Value Payment") or to continue to hold his warrants and options. If Dr. Carter elects to continue to hold these securities, the Committee, again with the assistance of the independent valuation firm, will determine a formula pursuant to which Dr. Carter would receive cash ("Stock Appreciation Payments") rather than shares of common stock should he exercise any of the warrants or options prior to the time, if ever, adequate authorized but unissued and unreserved shares become available for issuance upon exercise of his warrants and options. In addition, if the Proposal does not pass, we have agreed to pledge some of our intellectual property as collateral for the Value Payment or the Stock Appreciation Payments. The specific intellectual property to be used as collateral, the valuation of such collateral and the method of sale or license of such intellectual property in the event that sale of the collateral is required, would be determined by the committee, with the assistance of the independent valuation firm.

On March 11, 2003, we entered two agreements with Interferon Sciences, Inc. ("ISI") Pursuant to the first agreement, we acquired ISI's inventory of ALFERON N Injection, a pharmaceutical product used for the treatment of certain types of genital warts, and a limited license for the production, manufacture, use, marketing and sale of this product. As partial consideration, we issued 487,028 shares of our common stock and agreed to pay royalties of 6% on net sales. ISI Pursuant to our agreements with ISI. These shares are to be registered for public sale.

Except for 62,500 of the shares issued to ISI, we have guaranteed the market value of shares to be $1.59 per share for a total of $675,000 as of March 11, 2005, the termination date, to the extent ISI retaing any or all of these shares as of the termination date. These guaranteed shares are redeemable in nature and recorded as such on the accompanying financial statements as of June 30, 2003. ISI is permitted to periodically sell certain amounts of its shares. If, within 30 days after the termination date, holders of the guaranteed shares request that we honor the guarantee, we will be obligated to reacquire the holders' remaining guarantee shares and pay the holders $1.59 per share. Please see "We have guaranteed the value of a number of shares issued and to be issued as a result of our acquisition of assets from Interferon Sciences. If our share price is not above $1.59 per share 12, 18 or 24 months after the dates of issuance of the guarantee shares, our financial condition could be adversely affected" in "Risk Factors" above.

Under our second agreement on March 11, 2003, we agreed to purchase from ISI all of ISI's rights to the product and other assets related to the product and other assets related to the product including, but not limited to, real estate and machinery. For these assets, we agreed to issue to ISI an additional 487,028 shares and to issue 314,465 shares and 267,296 shares, respectively to The American National Red Cross and GP Strategies Corporation, two creditors of ISI. We agreed to continue to pay royalties of 6% on net sales of Alferon N. other consideration, e.g., paying off a third creditor, paying a tax liability...

We have guaranteed the market value of all but 62,500 of these shares on terms substantially similar to those for the initial acquisition of the ISI assets. The value of the guaranteed shares issued to ISI totaled $675,000 and are redeemable under certain conditions, acordingly they are reflected as such on the accompanying financial statements as of June 30, 2003. The termination date for these guarantees is 18 months after the date of issuance of the guaranteed shares to GP Strategies, 24 months after the date of issuance of the additional 487,028 guaranteed shares to ISI and 12 months after the date of issuance of the guaranteed shares to the American National Red Cross.

On May 30, 2003, we issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we are in the process of registering these sales for Public sale. The value of these guaranteed shares on date of issuance was $925,000 and are redeemable nature, accordingly are recorded as redeemable common stock and deferred acquisition cost on the accompanying financial statements as of June 30, 2003.

We will account for these transactions as a Business Combination under Statement of Financial Accounting Standards ("SFAS") No. 141 Accounting for Business Combinations.

As of June 30, 2003, we had approximately $4,659,000 in cash and cash equivalents term investments and $52,000 in accounts receivable. We believe that these funds plus an additional net amount of approximately $4.5 million from the July 10, 2003 Debentures, the projected net cash flow from the acquisition of the ALFERON N business and additional financing of $2.0 million. will be sufficient to meet our operating requirement during the next 12 months. The need for additional financing assumes that the debenture holders do not continue to convert debt into common stock and that need we will cash to repay the debt as scheduled. If the debenture holders continue to convert debt, we may not need additional funds. Also, sales of Alferon could be greater than expected which reduce our need for additional financing during the next twelve months. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash. If we do not timely complete the second ISI asset acquisition, our financial condition could be materially and adversely affected (see the risk factor "If we do not complete the second Interferon Sciences asset acquisition, our ability to generate revenues from the sale of ALFERON N Injection and our financial condition will be adversely affected").

Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of our clinical trials for which cost recovery from participants has been approved. Our ability to raise additional funds will be materially and adversely affected if we are unable to increase our authorized shares at the upcoming September 2003 Annual Meeting of Stockholders (see the risk factor "The limited number of unissued and unreserved authorized shares of Common Stock severely restricts our ability to raise funds through the sale of our securities. If our stockholders do not approve an increase in the number of our authorized shares of common stock, our financial condition most likely would be adversely affected.")


ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

Excluding obligations to pay us for various licensing related fees, we had approximately $4,659,000 in cash, cash equivalents and short term investments at June 30, 2003. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. The Company employs established conservative policies and procedures to manage any risks with respect to investment exposure.

 We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

  The following methods and assumptions were used to estimate the fair value of the financial instruments:

Tradeaccounts receivable and payables and accrued expenses. The fair value of these receivables and payables equal their carrying value because of their short maturities.

Convertible Debentures. Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which no market quotes are available. The carrying amount of these debt facilities is believed to be a reasonable estimate of fair value. The fair market value of our short and long-term debt is not contingent upon interest rates.


Item 4: Controls and Procedures

Our management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to the rules of the Securities and Exchange Commission. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.


                           Part II - OTHER INFORMATION


Item 1.   Legal Proceedings
On September 30, 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc. ("Asensio"). The action included claims of defamation, disparagement, tortuous interference with existing and prospective business relations and conspiracy, arising out of the Asensio's false and defamatory statements. The complaint further alleged that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme in August and September, 1998. In 1999, Asensio filed an answer and counterclaim alleging that in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about Asensio. We denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002. A jury verdict disallowed the claims against the defendants for defamation and disparagement and the court granted us a directed verdict on the counterclaim. On July 2, 2002 the Court entered an order granting us a new trial against Asensio for defamation and disparagement. Thereafter, Asensio appealed the granting of a new trial. This appeal is now pending in the Superior Court of Pennsylvania.

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


ITEM 2:   Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2003 and subsequent thereto, the Company issued debentures and warrants in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. For information on these issuances, see "Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Liquidity And Capital Resources."

ITEM 3:   Defaults in Senior Securities

None

ITEM 4:   Submission of Matters to a Vote of Security Holders

None

ITEM 5:   Other Information

None

ITEM 6:   Exhibits and Reports on Form 8K

(a)  Exhibits

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

                  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

                  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

(b)Reports on Form 8-K

          Form 8-K filed on June 27, 2003 Form 8-K filed on July 14, 2003

                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: August 18, 2003                   William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: August 18, 2003                   Robert E. Peterson
                                     Chief Financial Officer

                                  EXHIBIT 31.1



                    CERTIFICATION PURSUANT OT RULE 13A-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) for the registrant and we have;

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

Date:  August 18, 2003

                                    /s/_William A. Carter
                                    -----------------------
                                    William A. Carter
                                    Chief Executive Officer

                                  EXHIBIT 31.2



                    CERTIFICATION PURSUANT OT RULE 13A-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) for the registrant and we have;

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

Date:  August 18, 2003

                                    /s/Robert E. Peterson
                                    -----------------------
                                    Robert E. Peterson
                                    Chief Financial Officer

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                 /s/ Willaim A. carter
                                 ---------------------
                                 William A. Carter
                                 Chief Executive Officer
                                 August 18, 2003

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                 /s/ Robert E. Peterson
                                 -------------------
                                 Robert E. Peterson
                                 Chief Financial Officer
                                 August 18, 2003