Form 10-Q/A
period 2002-09-30
HEMISPHERX BIOPHARMA INC
filed 2003-08-20
CIK 946644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A-2

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

Commission File Number: 0-27072

                        HEMISPHERx BIOPHARMA, INC.
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                    52-0845822
------------------------------                    -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

1617 JFK Boulevard, Suite 660, Philadelphia, PA 19103
-------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

(215) 988-0080
-------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Explanatory Note:
This amendment to our quarterly report on Form 10-Q only amends Part II, item 4, which information was inadvertently not included in the original filing.

Part II  OTHER INFORMATION


ITEM 4:   Submission of Matters to a Vote of Security Holders


At the Companys Annual Meeting of Stockholders on August 14, 2002, stockholders approved the following:


1. Election of the following five members to the Board of Directors of Hemispherx to serve until their respective successors are elected and qualified:

                                For                     Authority Withheld
                                ----------              ------------------
William A. Carter               16,731,321              6,518,542

Richar C. Piani                 22,487,863                762,000

Ransom W. Etheridge             15,958,340              7,291,523

William M. Mitchell             22,489,663                760,200

Iraj-Eqhbal Kiani               21,873,467              1,376,396


2. Ratification the selection by Hemispherx of BDO Seidman LLP, independent public accountants, to audit the financial statements of Hemispherx for the year ending December 31, 2003.

                For               Against         Abstain
                ----------        ---------       --------
                21,872,283        1,355,200       22,380




        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: August 20, 2003                William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: August 20, 2003                Robert E. Peterson
                                     Chief Financial Officer