Form 10-K/A
period 2002-12-31
HEMISPHERX BIOPHARMA INC
filed 2003-09-09
CIK 946644

FORM 10-K/A-2
                       SECURITIES AND EXCHANGE COMMISSION
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                    OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                           Commission File No. 0-27072

                           HEMISPHERX BIOPHARMA, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                             52-0845822
-------------------------------    -------------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)     Number)

1617 JFK Boulevard Phila., Pennsylvania        19103            _
---------------------------------------     -----------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                                                       Page
PART I

Item 1. Business                                                          1

Item 2. Properties                                                       32

Item 3. Legal Proceedings                                                33

Item 4. Submission of Matters to a Vote of Security Holders              34

PART II

Item 5. Market for the Registrant's Common Equity and Related
             Stockholder Matters                                         34

Item 6. Selected Financial Data                                          36

Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         37

Item 7A. Quantitative and Qualitative Disclosure About
              Market Risk                                                48

Item 8. Financial Statements and Supplementary Data                      48

Item 9. Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosures                        48

PART III

Item 10. Directors and Executive Officers of the Registrant              48

Item 11. Executive Compensation                                          51

Item 12. Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters             59

Item 13. Certain Relationships and Related Transactions                  61

Item 14. Controls and Procedures                                         62

PART IV

Item 15. Principal Accountant Fees and Services                          62

Item 16. Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                    62

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


                                     PART I
ITEM 1.  Business.
GENERAL

We were founded in the early 1970s as a contract researcher for the National Institutes of Health (NIH). Dr. William A. Carter, M.D., joined the Company in 1976 and ultimately became its CEO in 1988. He has focused the Company on exploring, understanding and mastering the mechanism of nucleic acid technology to produce a promising new class of drugs for treating chronic viral diseases and disorders of the immune system. In the course of almost three decades, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and the development of therapeutic products for the treatment of chronic diseases. Our strategy is to use our proprietary drug, Ampligen(R), to treat diseases for which adequate treatment is not available. We seek the required regulatory approvals which will allow the progressive introduction of Ampligen(R) for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS"), HIV, Hepatitis C ("HCV") and Hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. Ampligen(R) is currently in phase III clinical trials in the U.S. for use in treatment of ME/CFS and is in Phase IIb clinical trials in the U.S. for the treatment of newly emerged multi-drug resistant HIV, and for the induction of cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktails.

In March, 2003, the Company acquired from Interferon Sciences Inc. ("ISI"), all of ISI's raw materials, work-in-progress and finished product of ALFERON N Injection(R), together with a limited license for the production, manufacture, use, marketing and sale of the product. ALFERON N Injection(R) [interferon alfa-n3 (human derived)] is a natural alpha interferon that has been approved by the U.S. Food and Drug Administration ("FDA") for commercial sale for the treatment of certain types of genital warts. We intend to market this product in the United States through sales facilitated via third party marketing agreements. In the future, we expect to implement studies, beyond those conducted by ISI, for testing the potential treatment of HIV, Hepatitis C and other indications, including multiple sclerosis. This acquisition not withstanding, our primary focus remains the development of Ampligen(R) for treating ME/CFS and HIV diseases.

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


                                   AMPLIGEN(R)

Our proprietary drug technology Ampligen(R) utilizes specially configured ribonucleic acid ("RNA") and is protected by more than 350 patents worldwide with over 80 additional patent applications pending to provide further proprietary protection in various international markets. Certain patents apply to the use of Ampligen(R) alone and certain patents apply to the use of Ampligen(R) in combination with certain other drugs. Some composition-of-matter patents pertain to other new medications which have a similar mechanism of action. The main U.S. ME/CFS treatment patent (#6130206) expires January 23, 2015. Our main patents covering HIV treatment (#4795744, #4820696, #5063209, and #5091374) expire on August 26, 2006, September 30, 2008, August 10, 2010,
respectively; Hepatitis treatment coverage is conveyed by U.S. patent #5593973 which expires on October 15, 2014. The U.S. Ampligen(R) Trademark (#1,515,099) expires on December 6, 2008 and can be renewed thereafter for an additional ten years. The U.S. FDA has granted us "orphan drug status" for our nucleic acid-derived therapeutics for ME/CFS, HIV, and renal cell carcinoma and malignant melanoma. Orphan drug status grants the Company protection against competition for a period of seven years following FDA approval, as well as certain federal tax incentives, and other regulatory benefits.

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

Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen(R) may have broad-spectrum anti-viral and anti-cancer properties. Over 500 patients have received Ampligen(R) in clinical trials authorized by the FDA at over twenty clinical trial sites across the U.S., representing the administration of more than 45,000 doses of this drug.


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

ME/CFS has been given official recognition by the U.S. Social Security Administration, and some European nations, rendering ME/CFS patients eligible for disability benefits and heightening awareness of this debilitating disease in the medical community. A further scientific publications by independent academicians on the accurate laboratory diagnosis of ME/CFS appeared in a peer-reviewed journal (American Journal of Medicine) in February 2000. The U.S. Centers for Disease Control ("CDC") reconfirmed its research commitment to ME/CFS following an audit by the U.S. Government Accounting Office ("GAO") which was announced July 28, 1999.

Estimates  of  ME/CFS  patient  numbers  in the  range  from  a low  of  500,000
(1995-Centers for Disease Control, Atlanta, GA) to a high of 1,000,000 (1999-DePaul University study). Estimates of patient numbers in Europe range from 600,000 to 2,200,000 as reported in the British Medical Journal in January 2000. It is believed worldwide patient totals may be as high as ten million.

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

In late 1998, we were authorized by the FDA to initiate a Phase III multicenter, placebo-controlled, randomized, double blind clinical trial to treat 230 patients with ME/CFS in the U.S. The objective of this Phase III, clinical study, deemed as Amp 516, is to evaluate the safety and efficacy of Ampligen(R) as a treatment for ME/CFS. As of April 1, 2003 we have engaged the services of eleven (11) clinical investigators at Medical Centers in California, New Jersey, Florida, North Carolina, Wisconsin, Nevada, Illinois and Connecticut. These clinical investigators are medical doctors with special knowledge of ME/CFS who have recruited, prescreened and enrolled ME/CFS patients for inclusion in the Phase III Amp 516 ME/CFS clinical trial. This clinical trial now has over 230 ME/CFS patients participating. The patients complete a stage I, forty week, double-blind, randomized, placebo-controlled portion of the clinical trial and then move into the stage II or the open label treatment portion of the clinical trial. To date there have been no serious adverse events reported related to the study medication. Additional ME/CFS patients have been recruited by the clinical investigators to, in effect, over-enroll the program. We expect to have in excess of the full enrollment in order to compensate for potential patient "drop outs", i.e.; patients that discontinue the program prematurely for various reasons. The next stage in our program is final data collection, quality assurance of data to insure its accuracy and analysis of the data according to regulatory guidelines to facilitate filing for commercial approval to sell.

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

Subsequent experience has provided a more realistic view of HAART and the realization that chronic HIV suppression using HAART, as currently practiced, would require treatment for life with resulting significant cumulative toxicities. The various deferred as "RT" on page 6 and protease inhibitor drugs that go into HAART have significantly reduced the morbidity and mortality connected with HIV; however there has been a significant cost due to drug toxicity. It is estimated that 50% of HIV deaths are from the toxicity of the drugs in HAART. Current estimates suggest that it would require as many as 60 years of HAART for elimination of HIV in the infected patient. Thus the toxicity of HAART drugs and the enormous cost of treatment makes this goal impractical.

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

We believe that the concept of Strategic Therapeutic Interruption ("STI") of HAART provides a unique opportunity to minimize the current deficiencies of HAART while retaining the HIV suppression capacities of HAART. STI is the cessation of HAART until HIV again becomes detectable (i.e., rebounds) followed by resumption of HAART with subsequent suppression of HIV. By re-institution of HAART, HIV is suppressed before it can inflict damage to the immune system of the patient. Based on recent publications (AIDS 2001,15: E19-27 and AIDS 2001, 15:1359-1368) in peer reviewed medical literature, it is expected that in just 30 days after stopping HAART, approximately 80% to 90% of the patients will suffer a relapse evidencing detectable levels of HIV. The Company believes that Ampligen(R) combined with the STI (strategic treatment interruption) approach may offer a unique opportunity to retain HAART's superb ability to suppress HIV while potentially minimizing its deficiencies. All present approved drugs block certain steps in the life cycles of HIV. None of these drugs address the immune system, as Ampligen(R) potentially does, although HIV is an immune-based disease.

By using Ampligen(R) in combination with STI of HAART, we will undertake to boost the patients' own immune system's response to help them control their HIV when they are off of HAART. The Company's minimum expectation is that Ampligen(R) has the potential to lengthen the HAART-free time interval with a resultant decrease in HAART-induced toxicities. The ultimate potential, which of course requires full clinical testing to accept or reject the hypothesis, is that Ampligen(R) may potentiate STI of HAART to the point that the cell mediated immune system will be sufficient to eliminate requirement for HAART. We plan to present the follow on clinical results of using our technology at several International AIDS Scientific Forums in 2003, including the XVI International Conference on Antiviral Research in Savannah, Georgia in April 2003.

Our AMP 720 HIV Clinical Trial is being conducted with individuals infected with HIV who are responding well to HAART at the moment. Patients in this study are required to meet minimum immune system requirements of CD4 cell levels greater than 400, maximum HIV infection levels of less that 50 copies/ml, and a HAART regimen containing at least one antiviral drug showing therapeutic synergy with Ampligen(R) based on recently reported ex vivo studies in peer-reviewed scientific journals. All patients are chronically HIV infected and will have been receiving the indicated HAART regimen prior to starting the STI. The trial applies STI of HAART based on the hypothesis that careful management of HIV rebound following STI may have potential to result in the development of protective immune responses to HIV in order to achieve control of HIV replication. The Company believes that the addition of Ampligen(R), with its potential immunomodulatory properties, may reasonably achieve this outcome. Half of the participants in the trial are given 400 mg of Ampligen(R) twice a week and once they start the STI will remain off of HAART until such time as their HIV rebounds. The other half of the participants (the control group) are on STI, but they are given no Ampligen(R) during the "control" portion of the clinical test.

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

Hepatitis C Virus (HCV)
We currently have an informal arrangement with the California Institute of Molecular Medicine ("CIMM") to collaborate and assist their efforts to replicate human Kupffer's cells obtained from HCV infected patients. This proprietary CIMM approach involves the in vitro growth of hepatic macrophages (called Kupffer's cells) from the failing liver of a patient and reinfusion of the in vitro grown Kupffer's liver cells into the same patient. The ability to grow HCV in long term culture that would allow the testing of potential anti-HCV drugs in vitro would permit us to conduct and obtain valuable research data in using Ampligen(R) to treat HCV prior to engaging and clinical trial. This would not raise the question of immunological incompatibility. Testing by CIMM indicates that their process of Kupffers's cells application in vitro is reproducible (>95% efficacy) from individual patients. CIMM is also developing a process for maintaining and propagating Kuffer's cells reproducibly in defined cell cultures from fine needle liver aspirates from living human volunteers with potential as patients with failing liver due to a variety of etiologies.

In January 2001 CIMM filed a Notice of Invention with the U.S. Patent Office. As a result, a patent titled "Replication of Human Kupffer's cell obtained from HCV infected patients by Fine Needle Biopsy Technique", was issued. This method can potentially salvage critically needed liver function without major surgery or aggressive medical intervention.

The immediate and potential market for the Kupffer's maintenance and propagation techniques will be more than 14,000 people in the U.S. actively seeking a liver transplant. Additional thousands are progressing towards a failing liver and will soon need transplantation or a successful alternative method to restore function. Several hundred thousand who have alcoholic cirrhosis may also benefit from the proprietary process. Medical costs of a liver transplant are approximately $300,000 and are far beyond the financial reserves of most families. Reimbursement of these costs by health insurance carriers is problematic at best. We have a 30% equity position in CIMM, recently opened a new state-of-the-art research laboratory in Ventura, California.

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

We have acquired a series of patents on Oragen(TM), potentially an oral broad spectrum antiviral, immunological enhancer, through a licensing agreement with Temple University in Phila. PA. We were granted an exclusive worldwide license from Temple for the Oragen(TM) products. Pursuant to the arrangement, we are obligated to pay royalties of 2% on sales of Oragen(TM), depending on how much technological assistance is required of Temple. We currently pay minimum royalties of $30,000 per year to Temple. These compounds have been evaluated in various academic and government laboratories for application to chronic viral and immunological disorders. Research and development of Oragen(TM) is on hold at this time.

Other Diseases

An FDA authorized Phase I/II study of Ampligen(R) in cancer including patients with renal cell carcinoma, was completed in 1994. The results of this study indicated that patients receiving high doses (200-500mg) twice weekly experienced an increase in medium survival compared to the low dose group and as compared to an historical control group. We received authorization from the FDA to initiate a Phase II study using Ampligen(R) to treat patients with metastatic renal cell carcinoma. Patients with metastatic melanoma were included in the Phase I/II study of Ampligen(R) in cancer. The FDA has authorized us to conduct a Phase II clinical trial using Ampligen(R) in melanoma. We do not expect to devote any significant resources to funding these studies in the near future.

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

Based on these and other recent positive results (see below), we have retained FDA regulatory counsel in Washington D.C., to advise us on a commercialization path and to arrange relevant meetings with the FDA.

During the 30 day review period of our clinical application by the FDA, we became aware of a new ongoing laboratory study of Ampligen(R) in smallpox at the Riga Medical Institute in Belgium. Our Medical Director had authorized the Institute to use samples of Ampligen(R) for research purposes only. The result of this study became available in early 2003. In the interim, we withdrew our FDA application to review the results of the Belgium study and incorporate such data into our clinical study design and protocol before resubmission. Positive new results on Ampligen(R) were thereafter reported by branches of the U.S. government using animal models of smallpox and new guidelines on bio-terrorism approvals were established which mandated only animal studies for full commercialization.




                             ALFERON N INJECTION(R)

Interferons are a group of proteins produced and secreted by cells to combat diseases. Researchers have identified four major classes of human interferon: alpha, beta, gamma and omega. The ALFERON N(R) Injection product contains a multi-species form of alpha interferon. The worldwide market for injectable alpha interferon-based products has experienced rapid growth and various alpha interferon injectable products are approved for many major medical uses worldwide.

Alpha interferons are manufactured commercially in three ways: by genetic engineering, by cell culture, and from human white blood cells. In the United States, all three of these types of alpha interferon are approved for commercial sale. Our Natural Alpha Interferon is produced from human white blood cells.

The potential advantages of natural alpha interferon over recombinant interferon may be based upon their respective molecular compositions. Natural Interferon is composed of a family of proteins containing many molecular species of interferon. In contrast, recombinant alpha interferons each contain only a single species. Researchers have reported that the various species of interferon may have differing antiviral activity depending upon the type of virus. Natural alpha interferon presents a broad complement of species, which the Company believes may account for its higher efficacy in laboratory studies. Natural alpha interferon is also glycosylated (partially covered with sugar molecules). Such glycosylation is not present on the currently marketed recombinant alpha interferons. The Company believes that the absence of glycosylation may be, in part, responsible for the production of interferon-neutralizing antibodies seen in patients treated with recombinant alpha interferon. Although cell culture-derived interferon is also composed of multiple glycosylated alpha interferon species, the types and relative quantity of these species are different from the Company's natural alpha interferon.

On October 10, 1989, the FDA approved ALFERON N Injection for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Certain types of human papillomaviruses ("HPV") cause genital warts, a sexually transmitted disease ("STD"). A published report estimates that approximately eight million new and recurrent cases of genital warts occur annually in the alone.

Basically, our interest in acquiring ALFERON N was driven by two factors;

1) Our belief that its use in combination with Ampligen(R) has the potential to increase the positive therapeutic responses in chronic life threatening viral diseases. Combinational therapy is evolving to the standard of acceptable medical care based on a detailed examination of the biochemistry of the body's natural antiviral immune response

2) New knowledge about the competitive products in the Interferon arena that we believe imply a large untapped market and potential new therapeutic indication for ALFERON N which could accelerate its revenues in the near term. Specifically, the recombinant DNA derived alpha interferons are now reported to have dramatically decreased effectiveness after one year, probably due to antibody formation and other severe toxicities. These detrimental effects have not been reported with ALFERON N which could allow this product to assume a much larger market share. These revenues would provide operational capital to complete the Phase III clinical trials of our experimental drug, Ampligen(R) in a more cost effective, non-dilutive manner on a shareholder's equity.

ALFERON N Injection(R) [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multispecies alpha interferon product. There are essentially no antibodies observed against natural interferon to date and the product has a relatively low side-effect profile. Alferon is the only natural-source, multispecies alpha interferon currently sold in the U.S. and is also approved for sale in Mexico, Germany, Singapore and Hong Kong.

The ALFERON targeted market consists of urologists, proctologists, dermatologists, and obstetricians/gynecologists. These physicians normally see patients with papilloma condylomas (genital warts) in their practice. This will be done in existing partnership with our strategic partners including Gentiva Health Services, Biovail Corporation and Esteve Laboratories. All have proven marketing expertise.

According to the NIH, there are one million new cases of venereal warts every year.

Pipeline Products (Alpha Interferon)

The following products, together with other assets are to be acquired upon the closing of the second ISI agreement, which is anticipated to occur in May 2003.

ALFERON N Injection(R) -Other Applications

ALFERON N Injection(R) has been approved by the U.S. FDA for the treatment of certain types of genital warts and has been studied for the potential treatment of HIV, Hepatitis C and other indications. ISI, the company from which we obtained our rights to ALFERON N Injection had conducted clinical trials with regard to the use of ALFERON N Injection in the treatment of HIV and Hepatitis
C. While ISI found the results to be encouraging, in both instances, the FDA determined that additional trials were necessary.

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




                               EUROPEAN OPERATIONS

Our European operations were set up to prepare for the introduction of Hemispherx products and to accelerate market penetration into the European market once full approval is obtained from the European Medicine Evaluation Agency ("EMEA"). The EMEA is the equivalent of the United States FDA. From a regulatory point of view the member countries of the European Economic Union ("EEU") represent a common market under the jurisdiction of the EMEA. However, from a practical point of view, every country is different regarding developing relations with the medical community, patient associations and obtaining reimbursement for treatment from the equivalent of Social Security Agencies and insurance carriers. This program will be integrated into our new commercial asset, ALFERON N Injection, as well.

Our European operations have assisted the growth of a number of patient/physician educational associations. The French Chronic Fatigue Syndrome Association has grown from ten members in the year 2000 to 800 currently. Every major country now has an active educational association with substantial numbers of members who regularly meet and "network". These programs have been modeled on the successful experience in the U.S. of conducting twice a year meetings on ME/CFS with Health and Human Services, FDA, NIH and Centers for Disease Control.

We maintain contact with the EMEA, keeping the agency aware of our activities, as well as the health ministries in numerous countries in the European Union. In early 2001,our application for "orphan" drug status for the use of Ampligen(R) in ME/CFS was rejected because the Board found that the prevalence of ME/CFS was significantly above the five person per 10,000 limit required to grant orphan drug status in the European Union. In addition, we are exploring various ways to accelerate the commercial availability of our products in the various nations of the EEU, including potential appreciation of the "foreign import" rule for accepting products already approved in the U.S.

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

The efforts of our European operation has started to produce results. In March 2002, our European subsidiary Hemispherx Biopharma Europe, S.A. ("Hemispherx, S.A.") entered into a Sales and Distribution Agreement with Laboratorios Del Dr. Esteve S.A. ("Esteve"). Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R)in Spain, Portugal and Andorra ("Territory") for the treatment of ME/CFS. In addition to other terms and other projected payments, Esteve paid an initial and non-refundable fee of 625,000 Euros (approximately $563,000) to Hemispherx, S.A. on April 24, 2002

Esteve is to pay a fee of 1,000,000 Euros after U.S. FDA approval of Ampligen(R) for the treatment of ME/CFS and a fee of 1,000,000 Euros upon Spain's approval of the final marketing authorization for using Ampligen(R) for the treatment of ME/CFS.

The agreement runs for the longer of ten years from the date of first arms-length sale in the territory, the expiration of the last Hemispherx patent exploited by Esteve, or the period of regulatory data protection for Ampligen(R) in the applicable territory. Pursuant to the terms of the agreement, Esteve is to conduct clinical trials using Ampligen(R) to treat patients with both HCV and HIV and is required to purchase certain minimum annual amounts of Ampligen(R). The agreement is terminable by either party if Ampligen(R) is withdrawn from the territory for a specified period due to serious adverse health or safety reasons bankruptcy, insolvency or related issues of one of the parties; or material breach of the agreement. Hemispherx may transform the agreement into a non-exclusive agreement or terminate the agreement in the event that Esteve does not meet specified percentages of its annual minimum purchase requirements under the agreement. Esteve may terminate the agreement in the event that Hemispherx fails to supply Ampligen(R) to the territory for a specified period of time or certain clinical trials being conducted by Hemispherx are not successful.


                                  MANUFACTURING

We outsource the manufacturing of Ampligen(R) to certain contractor facilities in the United States and South Africa while maintaining full quality control and supervision of the process. Nucleic Acid polymers constitute the raw material used in the production of Ampligen(R). We acquire our raw materials from Ribotech, Ltd. ("Ribotech") located in South Africa. Ribotech, is jointly owned by us (24.9%) and Bioclones. Proprietary, Ltd. (75.1%). Bioclones manages and operates Ribotech. Two manufacturers in the United States are available to provide the polymers if Ribotech is unable to supply our needs. Sourcing our needs from other suppliers could result in a cost increase for our raw materials.

Until 1999, we distributed Ampligen(R) in the form of a freeze-dried powder to be formulated by pharmacists at the site of use. We perfected a production process to produce ready-to-use liquid Ampligen(R) in a dosage form, which will mainly be used upon commercial approval of Ampligen(R). At the present time, we have engaged the services of Schering-Plough Products to mass produce ready-to-use Ampligen(R) doses. There are other pharmaceutical processing companies that can supply our production needs.

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




All Production Facilities Employ Good Manufacturing Practices.(GMP)
-------------------------------------------------------------

Good Manufacturing Practices (GMP) require that a product be consistently manufactured to an identical potency (strength) and purity with each lot, and that the manufacturing facility itself and all the equipment therein, be certified to operate within a strict set of performance standards.


                             MARKETING/DISTRIBUTION

Our marketing strategy for Ampligen(R) reflects the differing health care systems around the world, and the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. In the, we expect that, subject to receipt of regulatory approval, Ampligen(R) will be utilized in four medical arenas: physicians' offices, clinics, hospitals and the home treatment setting. We currently plan to use a service provide in the home infusion (non-hospital) segment of the U.S. market to execute direct marketing activities, conduct physical distribution of the product and handle billing and collections. Accordingly, we are developing marketing plans to facilitate the product distribution and medical support for indication, if and when they are approved, in each arena. We believe that this approach will facilitate the generation of revenue without incurring the substantial costs associated with a sales force. Furthermore, management believes that the approach will enable us to retain many options for future marketing strategies. In February 1998, the Company and Gentiva Health Services (formerly Olstein Heatlh Services) entered into a Distribution/Specialty Agreement for the distribution of Ampligen(R) for the treatment of ME/CFS patients under the U.S. treatment protocols.

In Europe, we plan to adopt a country-by-country and, in certain cases, an indication-by-indication marketing strategy due to the heterogeneity regulation and alternative distribution systems in these area. We also plan to adopt an indication-by-indication strategy in Japan. Subject to receipt of regulatory approval, we plan to seek strategic partnering arrangements with pharmaceutical companies to facilitate introductions in these areas. The relative prevalence of people from target indications for Ampligen(R) varies significantly by geographic region, and we intend to adjust our clinical and marketing planning to reflect the specialty of each area. In South America, the United Kingdom, Ireland, Africa, Australia, Tasmania, New Zealand, and certain other countries and territories, we contemplate marketing our product through our relationship with Bioclones pursuant to the Bioclones Agreement.

Our marketing and distribution plan for ALFERON N is focused on increasing the sales of ALFERON N INJECTION for the intralesional treatment of refractory and recurring external genital warts in adults. We will reach out to a targeted audience of physicians consisting of OB/GYNS, Urologists, Proctologists and Dermatologists and simultaneously create product awareness in the patient population through several media and health organizations. Different regional meetings and seminars are scheduled during which guest speakers will explain the therapeutic benefits and safety profile of ALFERON. Additional exposure will be created by exhibiting at several STD-related conferences, expanded web presence, and mailings and publications. We also plan to engage a contract sales organization in order to build up a nationwide network of dedicated representatives in the U.S. and Europe. This will be done while working with our strategic partners including Gentiva Health Services, Biovail Corporation and Esteve Laboratories.



For more information about our arrangements with Gentiva Health Services, Bioclones, Esteve and Biovail see below, "RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS".

                                   COMPETITION

Our potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have.


These companies and their competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments will offer competition to our products. Furthermore, our competitors have significantly greater experience than we do in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, EMEA, Health Protection Branch ("HPB") and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, EMEA, and HPB product approvals more rapidly than us. If any of our products receive regulatory approvals and we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience. Our competitors may possess or obtain patent protection or other intellectual property rights that prevent, limit or otherwise adversely affect our ability to develop or exploit our products.

The major competitors with drugs to treat HIV diseases include Gilead Pharmaceutical, Pfizer, Bristol-Myers, Abbott Labs and Schering-Plough Corp. ("Schering"). ALFERON N Injection currently competes with a product produced by Schering for treating genital warts. 3M Pharmaceutical also has received FDA approval for its immune response modifier product for the treatment of genital and perianal warts.


                              GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of ALFERON N products and our ongoing research and product development activities. Ampligen(R) and the products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, new drug products for humans are subject to rigorous preclinical and clinical testing as a condition for clearance by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has required, and will continue to require, the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by the Company and its ability to receive product or royalty revenue. We have received orphan drug designation for certain therapeutic indications, which might, under certain conditions, accelerate the process of drug commercialization. ALFERON N is only approved for use in treating genital warts. Use of ALFERON N for other applications requires regulatory approval.

A "Fast-Track" designation by the FDA, while not affecting any clinical development time per se, has the potential effect of reducing the regulatory review time by fifty percent (50%) from the time that a commercial drug application is actually submitted for final regulatory review. Regulatory agencies may apply a "Fast Track" designation to a potential new drug to accelerate the approval and commercialization process. Criteria for "Fast Track" include: a) a devastating disease without adequate therapy and b) laboratory or clinical evidence that the candidate drug may address the unmet medical need. As of March 31, 2003, we have not received a Fast-Track designation for any of our potential therapeutic indications although we have received "Orphan Drug Designation" for both ME/CFS and HIV/AIDS in the U.S. We will continue to present data from time to time in support of obtaining accelerated review. We have not yet submitted any New Drug Application (NDA) for Ampligen(R) or any other drug to a North American regulatory authority. There are no assurances that such designation will be granted, or if granted, there are no assurances that Fast Track designation will materially increase the prospect of a successful commercial application. In 2000 we submitted an emergency treatment protocol for clinically-resistant HIV patients, which was withdrawn by us during the statutory 30 day regulatory review period in favor of a set of individual physician-generated applications. There are no assurances that authorizations to commence such treatments will be granted by any regulatory authority or that the resultant treatments, if any, will support drug efficacy and safety. In 2001, we did receive FDA authorization for two separate Phase IIb HIV treatment protocols in which the Company's drug is combined with certain presently available antiretroviral agents. Interim results were presented in 2002 at various international scientific meetings.

We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. We believe that our Rockville, Maryland manufacturing and quality assurance/control facility is in substantial compliance with all material regulations applicable to these activities as advanced by the European Union
Inspections team which conducted detailed audits in year 2000. However, we cannot give assurances that facilities owned and operated by third parties, that are utilized in the manufacture of our products, are in substantial compliance, or if presently in substantial compliance, will remain so. These third party facilities include manufacturing operations in San Juan, Puerto Rico; Capetown, South Africa; Columbia, Maryland; Melbourne, Australia; and potential expansion within the United States to new and larger facilities in 2003.

                RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS
In 1994, we entered into a licensing agreement with Bioclones (Proprietary) see page 13 limited ("Bioclones") for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen(R) and Oragen(TM). Bioclones is to pursue regulatory approval in the areas of its franchise and is required to conduct Hepatitis clinical trials, based on international GMP and GLP defense standards. Thus far, these Hepatitis studies have not yet commenced to a meaningful level. Bioclones has been given the first right of refusal, subject to pricing, to manufacture that amount of polymers utilized in the production of Ampligen(R) sufficient to satisfy at least one-third of the worldwide sales requirement of Ampligen(R) and other nucleic acid-derived drugs. Pursuant to this arrangement, we received: 1) access to worldwide markets, 2) commercial-scale manufacturing resources, 3) a $3 million cash payment in 1995 from Bioclones, 4) a 24.9% ownership in Ribotech, Ltd., a company set up by Bioclones to develop and manufacture RNA drug compounds, and 5) royalties of 8% on Bioclones nucleic acid-derived drug sales in the licensed territories. The agreement with Bioclones terminates three years after the expiration of the last of the patents supporting the license granted to Bioclones, subject to earlier termination by the parties for uncured defaults under the agreement, or bankruptcy or insolvency of either party. The last patent expires on December 22, 2012.

In August 1998, we entered into a strategic alliance with Gentiva already deferred to develop certain marketing and distribution capacities for Ampligen(R) in the United States. Gentiva is one of the nation's largest home health care companies with over 400 offices and 60,000 caregivers nationwide. Pursuant to the agreement, Gentiva assumed certain responsibilities for distribution of Ampligen(R) for which they receive a fee. Through this arrangement, Hemispherx may mitigate the necessity of incurring certain up-front costs. Gentiva also works with us in connection with the Amp 511 ME/CFS cost recovery treatment program, Amp 516 ME/CFS PIII clinical trial and the Amp 719(combining Ampligen with other antiviral drugs in HIV-salvage therapy and Amp 720 HIV Phase IIb clinical trials now under way. There can be no assurances that this alliance will develop a significant commercial position in any of its targeted chronic disease markets. The agreement had an initial one year term from February 9, 1998 with successive additional one year terms unless either party notifies the other not less than 180 days prior to the anniversary date of its intent to terminate the agreement. Also, the agreement may be terminated for the uncured defaults, or bankruptcy, or insolvency of either party and will automatically terminate upon our receiving, an NDA for Ampligen(R) from the FDA, at which time, a new agreement will need to be negotiated with Gentiva or another major drug distributor. There were no initial fees and subsequent fees paid under this agreement total $59,000 for services performed.

We have acquired a series of patents on Oragen(TM), potentially an oral broad spectrum antiviral, immunological enhancer through a licensing agreement with Temple University. We were granted an exclusive worldwide license from Temple for the Oragen(TM) products. Pursuant to the arrangement, we are obligated to pay royalties of 2% to 4% on sales of Oragen(TM), depending on how much technological assistance is required of Temple. There were no initial fees and we currently pay minimum royalties of $30,000 per year to Temple. These compounds have been evaluated in various academic and government laboratories for application to chronic viral and immunological disorders. This agreement is to remain in effect until the date that the last licensed patent expires unless terminated sooner by mutual consent or default due to royalties not being paid. The last Oragen(TM) patent expires on August 22, 2015.

In December, 1999, we entered into an agreement with Biovail Corporation International ("Biovail"). Biovail is an international full service pharmaceutical company engaged in the formulation, clinical testing, registration and manufacture of drug products utilizing advanced drug delivery systems. Biovail is headquartered in Toronto, Canada. The agreement grants Biovail the exclusive distributorship of our product in the Canadian territories subject to certain terms and conditions. In return, Biovail agrees to conduct certain pre-marketing clinical studies and market development programs, including without limitation, expansion of the Emergency Drug Release Program in Canada with respect to our products. In addition, Biovail agrees to work with us in preparing and filing a New Drug Submission with Canadian Regulatory Authorities. Biovail invested $2,250,000 in Hemispherx equity at prices above the then current market price and agreed to make an additional investment of $1,750,000 based on receiving approval to market Ampligen(R) in Canada from the appropriate regulatory authorities in Canada. The agreement requires Biovail to buy exclusively from us and penetrate certain market segments at specific rates in order to maintain market exclusivity. The agreement terminates on December 15, 2009, subject to successive two year extensions by the parties and subject to earlier termination by the parties for uncured defaults under the agreement, bankruptcy or insolvency of either party, or withdrawal of our product from Canada for a period of more than ninety days for serious adverse health or safety reasons.

In 1998, the Company invested $1,074,000 for a 3.3% equity interest in R.E.D. Laboratory ("R.E.D."). R.E.D. is a privately held biotechnology company for the development of diagnostic markers for Chronic Fatigue Syndrome and other chronic immune diseases. Primarily, R.E.D.'s research and development is based on certain technology owned by Temple University and licensed to R.E.D. We have an informal collaboration arrangement with R.E.D. to assist in this development. We have supplied scientific data with respect to ME/CFS and engaged R.E.D. to conduct certain blood tests for our ME/CFS clinical trials. We have no other obligations to R.E.D. R.E.D. is headquartered in Belgium. The investment was recorded at cost in 1998. During the three months ended June 2002 and December 2002 respectively, we recorded a non-cash charge of $678,000 and $396,000 respectively, to operations with respect to our investment in R.E.D. These charges were the result of our determination that R.E.D.'s business and financial position had deteriorated to the point that our investment had been permanently impaired.

In May 2000, we acquired an interest in Chronix Biomedical Corp. ("CHRONIX"). Chronix focuses upon the development of diagnostics for chronic diseases. We issued 100,000 shares of common stock to Chronix toward a total equity investment of $700,000. Pursuant to a strategic alliance agreement, we provided Chronix with $250,000 to conduct research in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as ME/CFS. The strategic alliance agreement provides us certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed from this research. The strategic alliance agreement provides us with a royalty payment of 10% of all net sales of diagnostic technology developed by Chronix for diagnosing Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. The royalty continues for the longer of 12 years from September 15, 2000 or the life of any patent(s) issued with regard to the diagnostic technology. The strategic alliance agreement also provides us with the right of first refusal to acquire an exclusive worldwide license for any and all therapeutic technology developed by Chronix on or before September 14, 2012 for treating Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated. During the quarter ended December 31, 2002, we recorded a noncash charge of $292,000 with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on their current proposed equity offerings.

In April, 1999 we acquired a 30% equity position in the California Institute of Molecular Medicine ("CIMM") for $750,000. CIMM'S research is focused on developing therapies for use in treating patients affected by Hepatitis C ("HCV"). We use the equity method of accounting with respect to this investment. During the fourth quarter of 2001 we recorded a non-cash charge of $485,000 with respect to our investment in CIMM. This was a result of our determination that CIMM's operations have not yet evolved to the point where the full carrying value of our investment could be supported based on that company's financial position and operating results. During 2002, CIMM continued to suffer significant losses resulting in a deterioration of its financial condition. The $485,000 written off during 2001 represented the unamortized balance of goodwill included as part of the Company's investment. Additionally, during 2001 the Company reduced its investment in CIMM based on its percentage interest in CIMM's continued operating losses. The Company's remaining investment at December 31, 2001 in CIMM, representing its 30% interest in CIMM's equity at such date, was not deemed to be permanently impaired, but was completely written off during 2002. Such amount was not material. These charges are reflected in the Consolidated Statements of Operations under the caption "Equity loss in unconsolidated affiliate". We still believe CIMM will succeed in their efforts to advance therapeutic treatment of HCV. We believe that CIMM's Hepatitis C diagnostic technology has great promise and will fill a long-standing global void in the collective abilities to diagnose and treat Hepatitis C infection at an early stage of the disorder.

In March 2002, our European subsidiary Hemispherx, S.A. entered into a Sales and Distribution Agreement with Esteve. Pursuant to the terms of the agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of ME/CFS. In addition to other terms and other projected payments, Esteve agreed to conduct certain clinical trials using Ampligen(R) in the patient population coinfected with Hepatitis C and HIV viruses. The agreement runs for the longer of ten years from the date of first arms-length sale in the territory, the expiration of the last Hemispherx patent exploited by Esteve or the period of regulatory data protection for Ampligen(R) in the applicable territory. Pursuant to the terms of the agreement Esteve is to conduct clinical trials using Ampligen(R) to treat patients with both HCV and HIV and is required to purchase certain minimum annual amounts of Ampligen(R). The agreement is terminable by either party if Ampligen(R) is withdrawn from the territory for a specified period due to serious adverse health or safety reasons; bankruptcy, insolvency or related issues of one of the parties; or material breach of the agreement. Hemispherx may transform the agreement into a non-exclusive agreement or terminate the agreement in the event that Esteve does not meet specified percentages of its annual minimum purchase requirements under the agreement. Esteve may terminate the agreement in the event that Hemispherx fails to supply Ampligen(R) to the territory for a specified period of time or certain clinical trials being conducted by Hemispherx are not successful. The last patent with respect to this agreement expires on June 5, 2012.

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

                                 HUMAN RESOURCES
As of March 31, 2003 we had 40 personnel working on the development of Ampligen(R) consisting of 19 full time employees, 3 part-time employees and 18 regulatory/research medical personnel on a part time basis. Part time parties are paid on a per diem or monthly basis. Thirty personnel are engaged in our research, development, clinical, & manufacturing effort. Ten of our personnel perform regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions.


In addition to the foregoing personnel, on March 11, 2003, pursuant to our agreement with ISI, we added personnel from ISI to our payroll, consisting of 12 part-time and 17 full-time employees.

We believe that the  combination of Hemispherx and ISI scientific  employees has
1) significantly strengthened our overall organization, 2) added expertise to monitor and complete our ongoing clinical trials, and 3) improved our data management and system administration.

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

We will account for these transactions as a Business Combination under Statement of Financial Accounting Standards ("SFAS") No. 141 Accounting for Business Combinations. -

During March 2002, Hemispherx Biopharma Europe, S.A., our Luxembourg subsidiary, was authorized to issue up to 22,000,000 Euros of (7%) convertible preferred securities. Such securities will be guaranteed by the Company and will be converted into a specified number of shares pursuant to the Securities Agreement. Conversion is to occur on the earlier of an initial public offering of Hemispherx S.A. on a European stock exchange on September 30, 2003.

On March 13, 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Esteve, in exchange for 1,000,000 Euros of convertible preferred equity certificates of Hemispherx S.A., owned by Esteve, and all dividends earned and to be earned through September 30, 2003. We agreed to register the shares issued to Provesan SA, and we are in the process of registering these shares for public sale in the Registration Statement on Form S-3 mentioned above.

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

No assurance of successful product development

         Ampligen(R) and related products. The development of Ampligen(R) and our other related products is subject to a number of significant risks. Ampligen(R) may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary right of third parties. Our products are in various stages of clinical and pre-clinical development and require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, or if ever, Ampligen(R) or our other products will be generally available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the U.S. Food and Drug Administration ("FDA") for commercial sale.

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

         All of our drugs and associated technologies other than ALFERON N Injection are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. At present, ALFERON N Injection is only approved for the treatment of genital warts. Use of ALFERON N Injection for other applications will require regulatory approval. In this regard, Interferon Sciences, Inc.,("ISI") the company from which we obtained our rights to ALFERON N Injection, conducted clinical trials related to use of ALFERON N Injection for treatment of HIV and Hepatitis C. In both instances, the FDA determined that additional studies were necessary in order to fully evaluate the efficacy of ALFERON N Injection(R) in the treatment of HIV and Hepatitis C diseases. We have no obligation or plans to conduct these additional studies at this time. Our principal development efforts are currently focused on Ampligen(R), which has not been approved for commercial use. Our products, including Ampligen(R), are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch("HPB") of Canada, and the European Medical Evaluation Agency ("EMEA") in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen(R) or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen(R) will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen(R) is authorized for use in clinical trials in the US and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. If Ampligen(R), or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations will be materially adversely effected.

We may continue to incur substantial losses and our future profitability is uncertain.

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of December 31, 2002 our accumulated deficit was approximately $99,000,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or profitabily.

We may require additional financing which may not be available.

         The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. Based upon our current operating plan, we anticipate that we will need approximately $5,400,000 over the next 12 months, inclusive of revenues and financing, to sustain our operations. In March 2003, we received $2,873,000 in initial net proceeds from the sale of the Debentures and Warrants and, pursuant to the terms of the Debentures, if and when we close on the second ISI asset acquisition, we will receive additional net proceeds of $1,550,000. We anticipate receipt of revenues and proceeds from the sales of Ampligen(R) under the Cost Recovery Clinical Programs and, possibly, funds from the exercise of outstanding non-public warrants. We also anticipate significant revenues from our recently acquired commercial product, ALFERON N. As of May 1, 2003, we had approximately $3.6 Million in cash and short term investments. We believe that these funds plus 1) the anticipated infusion of approximately $1.55 million in remaining net proceeds from the Debenture placement and 2) the projected net cash flow from the sale of ALFERON N should be sufficient to meet our operating requirement for the next 12 months. We may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material effect on our ability to develop our products. In addition, if we do not timely complete the second ISI asset acquisition, our financial condition could be materially and adversely affected (see the next risk factor).

If we do not complete the second Interferon Sciences, Inc. ("ISI") asset acquisition, our ability to generate revenues from the sale of ALFERON N Injection and our financial condition will be adversely affected.

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

         We need to preserve and acquire enforceable patents covering the use of Ampligen(R) for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen(R) for such disease. If and when we obtain all rights to ALFERON N Injection, we will need to preserve and acquire enforceable patents covering its use for a particular disease too. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our drug product which are carried out according to standard operating procedure manuals. We have been issued certain patents including those on the use of Ampligen(R) and Ampligen(R) in combination with certain other drugs for the treatment of HIV. We also have been issued patents on the use of Ampligen(R) in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen(R) in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the US for the use of Ampligen(R) as a sole treatment for any of the cancers which we have sought to target. With regard to ALFERON N Injection, ISI has a patent for natural alpha interferon produced from human peripheral blood leukocytes and its production process and has additional patent applications pending. We will acquire this patent and related patent applications if and when we close on the second ISI asset acquisition. We cannot assure you that any of these applications will be approved or that our competitors will not seek and obtain patents regarding the use of our products in combination with various other agents, for a particular target indication prior to us. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional pending patents, we may not be able to successfully market our products.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves complex legal and factual questions.

         To date, no consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents. There can be no assurance that new patent applications relating to our products or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology. It is generally anticipated that there may be significant litigation in the industry regarding patents and intellectual property rights. Such litigation could require substantial resources from us and we may not have the financial resources necessary to enforce the patent rights that we hold. No assurance can be made that our patents will provide competitive advantages for our products or will not be successfully challenged by competitors. No assurance can be given that patents do not exist or could not be filed which would have a materially adverse effect on our ability to develop or market our products or to obtain or maintain any competitive position the we may achieve with respect to our products. Our patents also may not prevent others from developing competitive products using related technology.

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

         Small changes in methods of manufacturing may affect the chemical structure of Ampligen(R) and other RNA drugs, as well as their safety and efficacy. Changes in methods of manufacture, including commercial scale-up may affect the chemical structure of Ampligen(R) and can, among other things, require new clinical studies and affect orphan drug status, particularly, market exclusivity rights, if any, under the Orphan Drug Act. The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges and will require additional management and technical personnel and capital to the extent such manufacturing is not handled by third parties. There can be no assurance that our manufacturing will be successful or that any given product will be determined to be safe and effective, capable of being manufactured economically in commercial quantities or successfully marketed.

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

         The purified drug concentrate utilized in the formulation of ALFERON N Injection is manufactured in ISI's facility and ALFERON N Injection is formulated and packaged at a production facility operated by Abbott laboratorie in Kansas. If and when we close on the second ISI asset acquisition, we will acquire the manufacture in NB, NJ facility. We still will be dependent upon Abbott Laboratories and/or another third party for product formulation and packaging.

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

         ALFERON N Injection(R). Many potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. ALFERON N Injection currently competes with Schering's injectable recombinant alpha interferon product (INTRON(R) A) for the treatment of genital warts. 3M Pharmaceuticals also received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of external genital and perianal warts. ALFERON N Injection also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of ALFERON N Injection. If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our potential competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. In the United States, two recombinant forms of beta interferon have been approved for the treatment of relapsing-remitting multiple sclerosis. There can be no assurance that, if we are able to obtain regulatory approval of ALFERON N Injection for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than ALFERON N Injection. Currently, ISI's wholesale price on a per unit basis of ALFERON N Injection is substantially higher than that of the competitive recombinant alpha and beta interferon products.

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

         ALFERON N Injection(R). At present, ALFERON N Injection is only sold for the intralesional (within the lesion) treatment of refractory or recurring external genital warts in adults. In clinical trials conducted for the treatment of genital warts with ALFERON N Injection, patients did not experience serious side effects; however, there can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of ALFERON N Injection which could threaten or limit such product's usefulness.


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

The loss of Dr. William A. Carter's services could hurt our chances for success.

         Our success is dependent on the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen(R), and his knowledge of our overall activities, including patents, & clinical trials. The loss of Dr. Carter's services could have a material adverse effect on our operations and chances for success. While we have an employment agreement with Dr. Carter, and have secured key man life insurance in the amount of $2 million on the life of Dr. Carter, the loss of Dr. Carter or other personnel, or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

         Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended December 31, 2002, the price of our common stock has ranged from $0.74 to $4.95. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

         As of May 1, 2003, approximately 834,445 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. In addition, we are registering 5,967,820 shares issuable upon the conversion of 135% of the Debentures and as payment of interest thereon. All of these shares are being registered in the Form S-3 Registration Statement discussed above pursuant to agreements between us and the purchasers in our recent private placements, requiring us to register their shares for resale under the Securities Act. This permits the sale of registered shares of common stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. In addition, as of May 1, 2003, we had options and warrants outstanding for the purchase of an aggregate of approximately 9,710,035 shares of our common stock, which includes 135% of the shares issuable upon exercise of the Warrants. To the extent the exercise price of the options and warrants is less than the market price of the common stock, the holders of the options and warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. Moreover, we anticipate that we will be issuing and registering for public resale 1,068,789 shares if and when we acquire additional assets from ISI and, possibly, additional shares to raise funding or compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management, which could discourage or delay offers to acquire us.

         Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November, 2002 we adopted a Shareholder Rights Plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, M.D., our Chief Executive Officer, who already beneficially owns 11.4% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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


ITEM 2.  Properties.

We currently lease and occupy a total of approximately 18,850 square feet of laboratory and office space in two states and some office space in Paris, France. Our headquarters is located in Philadelphia, Pennsylvania consisting of a suite of offices of approximately 15,000 square feet. We also lease space of approximately 3,850 square feet in Rockville, Maryland for research & development, our pharmacy, packaging, quality assurance and quality control laboratories, as well as additional office space. Approximately 2,000 square feet are dedicated to the pharmacy, packaging, quality assurance and control functions. The Company believes that its Rockville facilities will meet its requirements, for planned clinical trials and treatment protocols, through 2004 and possibly longer after which time it may need to increase its Rockville facilities either through third parties or by building or acquiring commercial-scale facilities.

We currently occupy and use the New Brunswick, New Jersey laboratory and production facility owned by ISI. We are in the process of acquiring title to these facilities pursuant to our second asset acquisition agreement with ISI (see Financial and Asset Acquisition in Item 1 above for more details). This acquisition consists of two buildings located on 2.8 acres. One building is a two story facility consisting of a total of 31,300 square feet. This facility has offices, laboratories, production space, and shipping & receiving area. Building Two has 11,670 square feet consisting of offices, laboratories and warehouse space. The property has parking space for approximately 100 vehicles.

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


ITEM 3.  Legal Proceedings.

On September 30, 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc. ("Asensio"). The action included claims of defamation, disparagement, tortuous interference with existing and prospective business relations and conspiracy, arising out of Asensio's false and defamatory statements. The complaint further alleged that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme in August and September, 1998. In 1999, Asensio filed an answer and counterclaim alleging that in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about Asensio. We denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002. A jury verdict disallowed the claims against the defendants for defamation and disparagement and the court granted us a directed verdict on the counterclaim. On July 2, 2002 the Court entered an order granting us a new trial against Asensio for defamation and disparagement. Thereafter, Asensio appealed the granting of a new trial. This appeal is now pending in the Superior Court of Pennsylvania.

In June 2002, a former ME/CFS clinical trial patient and her husband filed a claim in the Superior Court of New Jersey, Middlesex County, against us, one of our clinical trial investigators others, alleging that she was harmed in the ME/CFS clinical trial as a result of negligence and breach of warranties. We believe the claim is without merit and we are defending the claim against us through our product liability insurance carrier.

In June 2002, a former ME/CFS clinical trial patient in Belgium filed a claim in Belgium, against Hemispherx Biopharma Europe, NV/SA, our Belgian subsidiary, and one of our clinical trial investigators, alleging that she was harmed in the Belgium ME/CFS clinical trial as a result of negligence and breach of warranties. We believe the claim is without merit and we are defending the claim against us through our product liability insurance carrier.

In July 2002, we filed suit in the United States District Court for the Eastern District of Pennsylvania against Federal Insurance Company ("Federal") seeking
(1) a judicial order declaring our rights and the obligations of Federal under the insurance policy Federal sold to us (2) monetary damage for breach of contract resulting from Federal's refusal to fully defend us in connection with the Asensio litigation (3) monetary damages to compensate us for Federal's breach of its fiduciary duty faith and dealing and (4) monetary damages, interest, costs, and attorneys fees to compensate us for Federal's violation of the Pennsylvania Bad Faith Statute. On March 31, 2003 we settled our outstanding Federal relating to reimbursement of expenses in connection with our Asensio law suits. The net settlement amount of approximately $1,050,000 is recorded as a reduction in General and Administrative expenses in our Statement of Operations for the year ended December 31, 2002.

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

                              (a)                 (b)                (c)

Equity compensation plans
approved by security
holders:                   294,665            $ 3.57              258,293

Equity compensation plans
not approved by security
holders:

Total                      294,665            $ 3.57              258,293

ITEM 6. Selected Financial Data (in thousands except for share and per share data).

Year Ended
December 31                         1998                1999                 2000                   2001                2002
-----------                         ----                ----                 ----                   ----                ----
Statement of
Operations Data
Revenues and License
Fee Income                          $401                $678                 $788                   $390                $904
Net loss                           (7,324)            (12,298)              (8,552)               (9,083)             (7,424)
Basic and diluted loss per
share
                                   (0.32)              (0.47)               (0.29)                 (0.29)              (0.23)
Shares used in computing basic
and diluted net loss per share.  22,724,913          26,380,351           29,251,846             31,433,208         32,085,776

Balance Sheet Data
Total Assets                     $ 16,327             $14,168             $ 13,067               $ 12,035             $6,040
Common Stockholders'
Equity                             15,185              12,657               11,572                 10,763              3,630
Other Cash Flow Data

Cash used in
operating      activities
                                  (5,751)              (6,990)              (8,074)               (7,281)             (6,409)

Capital expenditures                (151)               (251)                 (171)                   -                   -



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2002. This information should be read in conjunction with Item 6 - "Selected Financial Data" and our Consolidated Financial Statements and related Notes thereto beginning on page F-1 of this Form 10-K/A.

Statement of Forward-Looking Information

Certain statements in this section are "forward-looking statements". You should read the information before Part I above, "Special Note" Regarding Forward-Looking Statements" for more information about our presentation of information.

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

We have established a strong foundation of laboratory, pre-clinical data with respect to the development of nucleic acid to enhance the natural antiviral defense system of the human body and the development of therapeutic products for the treatment of chronic diseases. Our strategy is to obtain the required regulatory approval which will allow the progressive introduction of Ampligen(R) (our proprietary drug) for treating Myalgic Encephalomyelitis/Chronic Fatique Syndrome (ME/CFS"), HIV, Hepatitis C ("HCV") and Hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. Ampligen(R) is currently in Phase III clinical trials in the U.S. for use in treatment of ME/CFS and is in Phase IIb Clinical trials in the U.S. for the treatment of newly emerged multi-drug resistant HIV, and for the induction of cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktails.

Our proprietary drug technology utilizes specifically configured ribonucleic acid ("RNA") and is protected by more than 350 patents worldwide, with over 80 additional patents application pending to provide further proprietary protection in various international markets. Certain patents apply to the use of
Ampligen(R) alone and certain patent apply to the use of Ampligen(R) in combination with certain other drugs. Some composition of matter patents pertain to other new medications, which have a similar mechanism of action.

In March, 2003, the Company acquired from ISI, all of ISI's raw materials, work-in-progress and finished product of ALFERON N Injection(R), together with a limited license for the production, manufacture, use, marketing and sale of the product. ALFERON N Injection(R) [interferon alfa- n3 (human derived)] is a natural alpha interferon that has been approved by the U.S. Food and Drug Administration ("FDA") for commercial sale for the treatment of certain types of genital warts. We intend to market this product in the US through sales facilitated via third party marketing agreements. Additionally, we intend to implement studies, beyond those conducted by ISI, for testing the potential treatment of HIV, Hepatitis C and other indications, including multiple sclerosis. This acquisition not withstanding, our primary focus remains the development of Ampligen(R) for treating ME/CFS and HIV diseases.

We were incorporated in Maryland in 1996 under the name HEM Research, Inc., and originally served as a supplier of research support products. Our business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. We were reincorporated in Delaware and changed our name to Hem Pharmaceutical Corp. in 1991 and to Hemispherx Biopharma, Inc., in June 1995. We have three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware. Our foreign subsidiaries include Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998 and Hemispherx Biopharma Europe S.A. incorporated in Luxembourg in 2002.

Result of Operations

Year Ended December 31, 2002 vs. 2001

Net loss

Our net loss was approximately $7,424,000 for the year ended December 31, 2002 versus a net loss of $9,083,000 in 2001. Per share losses in 2002 was 23 cents versus a per share loss of 29 cents in 2001. This year-to-year decrease in losses of $1,659,000 is primarily due to higher revenues and lower costs in 2002. Revenues were up $514,000 in 2002 and total expenses were down by $2,231,000 offset by a write down in the carrying value of our investments in the amount of $1,366,000 for a net cost decrease of $865,000.

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

 We received a licensing fee of 625,000 Euros (us $563,000) from Esteve pursuant to a Sales and Distribution Agreement in which Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of ME/CFS. In turn we provided to Esteve technical, scientific, and commercial information. The agreement terms require no additional performance by us. Our total revenues, including this licensing fee, in 2002 were $904,000 compared to revenues of $390,000 in 2001.

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

These charges are reflected in the Consolidated Statements of Operations under the caption "Equity loss in Unconsolidated Affiliate." Please see "RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS" in Part I for more details on these transactions.

Other Income/Expense

Interest and other income totaled $103,000 for the year ended 2002 compared to $284,000 recorded for the year ended in 2001. Significantly lower interest rates on money market accounts and lower cash available for investment basically account for the difference. All funds in excess of our immediate need are invested in short term high quality securities, which earned much lower interest income in 2002.

Years Ended December 31, 2001 vs. 2000

Net loss
We reported a net loss of approximately $9,083,000 for the year ended December 31, 2001 versus a net loss of approximately $8,552,000 for the year ended 2000. The increase in losses of $531,000 in 2001 was basically due to lower ME/CFS Cost recovery treatment revenues and interest income. In addition we recorded a non-operating, non-cash charge of $485,000 with respect to our investments in unconsolidated affiliates. This amount represents the unamortized balance of goodwill included in the investments. Overall operating expenses in 2001 were $639,000 lower than operating expenses experienced in 2000. Our loss per share was $0.29 in 2001 and 2000.

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

Research and Development Costs

As previously noted, our research and development is primarily directed at developing our lead product, Ampligen(R), as a therapy for use in treating various chronic illnesses as well as cancer. In 2000 and 2001, most of this effort was directed toward conducting and supporting clinical trials involving patients affected with ME/CFS. Our research and development direct costs were $5,780,000 in 2001 compared to $6,136,000 spent in 2000. The lower research and development costs basically reflect the net sum of less costs related to lower cost recovery treatment revenues and lower expenses related to the ME/CFS clinical trials offset by increased purchases of polymers and increased expenses relating to the HIV trials initiated in 2001. As to be expected, costs related to the cost recovery treatment programs were down approximately $275,000 due to lower revenues recorded in 2001. Also expenses relating to the ME/CFS Phase III clinical trial were down some $863,000 in 2001 versus 2000 due to fewer patients being treated in the cost-intensive segment of the program as the clinical trial nears completion. This clinical trial is a multicenter, placebo-controlled, randomized, double blind study to evaluate the efficacy and safety of treating 230 ME/CFS patients with Ampligen(R). As of February 2002, more than 220 patients have been enrolled. These lower costs relating to our ME/CFS programs were partially offset by an increase in polymer purchase in 2001 in the amount of $317,000 and an increase due to spending on the new HIV clinical trials now underway. The polymer purchase increase was needed to boost our on hand inventory for the production of Ampligen(R). The HIV clinical trials were initiated to evaluate the use of Ampligen(R) in concert with other antiviral drugs in treating patients severely afflicted with AIDS. We expect levels of these clinical trials to continue throughout 2002. (See part I, Item 1 "BUSINESS" for more information on our Research and Development programs.)

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

On March 20, 2002, our European subsidiary Hemispherx Biopharma Europe, S.A. ("Hemispherx S.A.") entered into a Sales and Distribution Agreement with Laboratories Del Dr. Esteve S.A. ("Esteve"). Pursuant to the terms of the agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of Myalgic Encephal/Chronic Fatigue Syndrome ("ME/CFS"). In addition to other terms and other projected payments, Esteve paid an initial and non-refundable fee of 625,000 Euros (approximately $563,000) to Hemispherx S.A. on April 24, 2002. Esteve is to pay a fee of 1,000,000 Euros after U.S. FDA approval of Ampligen(R) for the treatment of ME/CFS and a fee of 1,000,000 Euros upon Spain's approval of the final marketing authorization for using Ampligen(R) for the treatment of ME/CFS.

Also Esteve purchased 1,000,000 Euros of Hemispherx S.A.'s convertible preferred equity certificates. These securities paid a 7% dividend and were to be converted into .00114% of the outstanding common stock of Hemispherx S.A. upon the earlier of the completion of an initial public offering ("IPO") on a European stock exchange or September 30, 2003. However, at our request, on January 9, 2003, Esteve agreed to convert the preferred equity certificates into shares of our common stock and, on March 13, 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Esteve, in exchange for the 1,000,000 Euros of convertible preferred equity certificates owned by Esteve. We agreed to register the shares issued to Provesan SA and we have registere these shares for public sale.

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

As of December 31, 2002, we had approximately $2,811,000 in cash and short term investments. We believe that these funds plus 1) the anticipated infusion of approximately $4.4 million in net proceeds from the Debenture placement, 2) projected net cash flow from the acquisition of the ALFERON N business and 3) the funds received from the insurance settlement, should be sufficient to meet our operating requirement during the next 12 months. Also, we have the ability to curtail discretionary spending, including research and development activities, if required to conserve cash.

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

Contractual Obligations

                           (dollars in thousands)
                         Obligations Expiring by Period
                    ============================================

                      Total    2003      2004-2005    2006-2007
                    ========  ========  ===========  ===========


Operating leases    $ 1,063   $  279    $   526       $   258
2687:
                    ========  ========  ===========  ===========

Total               $ 1,063   $  279    $   526       $   258
2691:
                    ========  ========  ===========  ===========



                          NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, "to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the Consolidated Financial Statements.

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

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions. This new pronouncement also amends Accounting Research Bulletin
(ARB) No. 51 "Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operation to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have impact on the Company's financial position, cash flows or results of operation for the year ended December 31, 2002.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Cost Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following:
(1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or individual deferred-compensation contract,(2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidated facilities or relocated employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities after December 31, 2002.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", and amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative method of transition for an entity that voluntarily changes to the fair value based of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends (APB) Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees", but has adopted the enhance disclosure requirements of SFAS 148 (See Note 10).

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

     Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight line method over the life of the assets. The Company reviews its patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark ultimate revenue and profitability potential on an undiscounted cash basis to support the realizability of its respective capitalized cost. In addition, management's review addresses whether each patent continues to fit into the Company's strategic business plans.

Research and Developments Costs

    Research and development costs are direct costs related to both future and present products and are charged to operations as incurred. The Company recognized research and development costs of $6,136,000 $5,780,000 and $4,946,000 in 2000, 2001 and 2002, respectively.

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

    ITEM 7a.  Quantitative and Qualitative about Market Risk.

Market Risk

     We had $2.8 million in cash, cash equivalents and short term investments at December 31, 2002. To the extent that our cash and cash equivalents exceed our near term funding requirements, the excess cash was invested in three to six month high quality financial instruments. We employ established policies and procedures to manage any risks with respect to any investment exposure.

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

Financial Disclosures.

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers of the Registrant
The following sets forth biographical information about each of our directors and executive officers as of the date of this filing:

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

Audit Committee Expert

Our Audit Committee of the Board of Directors consists of Richard Piani, Committee Chairman, William Mitchell, MD and Ransom Etheridge. Mr. Piani and Dr. Mitchell are Independent Directors. Mr. Etheridge is Secretary of our Company and is considered to be an insider. We do not have a financial expert on the committee in the true sense of the description. However, Mr. Piani is a businessman and has 40 years of experience working with budgets, analyzing financials and dealing with financial institutions.

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



                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE


Name and Principal Position   Year     Salary ($)   Restricted Stock  Warrants &     All Other
                                                    Awards            Options Awards Compensation
                                                                                      (1)
----------------------------- -------- ------------ ---------------- --------------- ---------------
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

(3)Consists of a stock option grant of 10,000 shares exercisable at $4.03 per share and 30,000 warrants to purchase common stock at $5.00 per share.

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

(7)Consists of a stock option grant of 10,000 shares exercisable at $4.03 per share.

(8)Represents number of warrants to purchase shares of common stock at $2 per share.

The following table sets forth certain information regarding stock warrants granted during 2002 to the executive officers named in the Summary Compensation Table.

--------------------- -------------------------------------- ------------------ ---------------- -----------------------------------
                                INDIVIDUAL GRANTS
----------------- -------------------------------------- ------------------ ---------------- -----------------------------------
----------------- ------------------- ------------------ ------------------ ---------------- -----------------------------------
        NAME           NUMBER OF        PERCENTAGE OF     EXERCISE PRICE    EXPIRATION DATE    POTENTIAL REALIZABLE VALUE AT
                                       TOTAL WARRANTS
                       SECURITIES        GRANTED TO
                       UNDERLYING      EMPLOYEES IN
                    WARRANTS GRANTED     FISCAL YEAR                                            ASSUMED RATES OF STOCK PRICE
                          (1)             2002(2)         PER SHARE (3)                       APPRECIATION FOR WARRANTS TERM
----------------- ------------------- ------------------ ------------------ ---------------- ------------------------------------

---------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------
                                                                                                      5% (4)            10%(4)
----------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------
----------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------
Carter, W.A.               1,000,000              61.6%                 $2          8/13/07         $1,879,500       $1,969,000
----------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------
----------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------
Peterson, R.                 200,000              12.3%                 $2          8/13/07           $375,900         $393,800
----------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------
----------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------
Smith, C.                     20,000               1.2%                 $2          8/13/07            $37,590          $39,380
----------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------
----------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------
Strayer, D.                   50,000               3.1%                 $2          8/13/07            $93,975          $98,450
----------------- ------------------- ------------------ ------------------ ---------------- ------------------ ----------------

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                 Securities Underlying Unexercised         Value of Unexercised
                                                 Options at Fiscal Year End Numbers        In-the-Money-Options At Fiscal Year End
                                                                                           (1)
                                                                                           Dollars
Name              Shares         Value              Exercisable           Unexercisable    Exercisable          Unexercisable
                  Acquired on    Realized ($)
                  Exercise (#)
----------------- -------------- --------------- ------------------- --------------------- ------------------- -------------------
----------------- -------------- --------------- ------------------- --------------------- ------------------- -------------------
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

(3) Consists of (i) 750,000 warrants exercisable at $2.00 per share expiring on August 13, 2007 and (ii) 3,334 start options exercisable at $4.03 per share expiring on January 3, 2011.

(4) Consists of (i) 6,666 stock options exercisable at $4.03 per share expiring on January 3, 2011 (ii) 13,750 stock options exercisable at $3.50 per share expiring on January 22, 2007, (iii) 13,824 stock option exercisable at $4.34 per share expiring on July 17, 2003, (iv) 100,000 warrants exercisable at $2.00 per share expiring on August 13, 2007, (v) 50,000 warrants exercisable at $3.50 expiring on March 1, 2006, (vi) 100,000 warrants exercisable at $5.00 per share expiring on April 14, 2006 and (vii) 30,000 warrants exercisable at $5.00 per share expiring on February 28, 2009.

(5) Consists of (i) 100,000 warrants exercisable at $2.00 per share expiring on August 13, 2007 and (ii) 3,334 stock options exercisable at $4.03 per share expiring on January 3, 2011.

(6) Consists of (i) 25,000 warrants exercisable at $2.00 per share expiring on August 13, 2007, (ii) 50,000 warrants exercisable at $4.00 per share expiring on February 28, 2008, (iii) 6,666 stock options exercisable at $4.08 expiring on January 3, 2011 and (iv) 20,000 stock options exercisable at $3.50 per share expiring on January 22, 2007.

(7) Consists of 25,000 warrants exercisable at $2.00 per share expiring on August 13, 2007 and 3,334 stock options exercisable at $4.03 per share expiring on August 13, 2007.

(8) Consists of (i) 10,000 warrants exercisable at $2.00 per share expiring on August 13, 2007, (ii) 5,000 warrants exercisable at $4.00 per share expiring on June 7, 2008, (iii) 6,666 stock options exercisable at $4.03 per share expiring on January 3, 2016, and (iv) 6,791 stock options exercisable at $3.50 per share expiring on January 22, 2007.

(9) Consists of 10,000 warrants exercisable at $2.00 per share and 3,334 stock options exercisable at $4.03 per share expiring on January 3, 2004.

Employment Agreements

   Hemispherx entered into an amended and restated employment Agreement with its President and Chief Executive Officer, Dr. William A. Carter, dated as of December 3, 1998, which provided for his employment until May 8, 2004 at an initial annual base salary of $361,586, subject to annual cost of living increases. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base salary, at the sole discretion of the Board of Directors. Dr. Carter will not participate in any discussions concerning the determination of his annual bonus. Dr. Carter is also entitled to an incentive bonus of 0.5% of the gross proceeds received by Hemispherx from any joint venture or corporate partnering arrangement, up to an aggregate maximum incentive bonus of $250,000 for all such transactions. Dr. Carter's agreement also provides that he be paid a base salary and benefits through May 8, 2004 if he is terminated without "cause", as that term is defined in the agreement. This agreement was extended to May 8, 2008. Pursuant to his original agreement, as amended on August 8, 1991, Dr. Carter was granted options to purchase 73,728 shares of Hemispherx's common stock at an exercise price of $2.71 per share.


      Hemispherx entered into an amended and restated Engagement Agreement with Robert E. Peterson dated April 1, 2001 which provides for Mr. Peterson's employment as Hemispherx's Chief Financial Officer until December 31, 2003 at an annual base salary of $155,988 per year, subject to annual cost of living increases. In addition, Mr. Peterson shall receive bonus compensation upon FDA approval of Ampligen(R) based on the number of years of his employment by Hemispherx up to the date of such approval. During 2002, Mr. Peterson also received 200,000 warrants to purchase shares of common stock with an exercise price of $2.00.

Compensation of Directors
      The existing compensation package was put in place in 2000. Board members' compensation consists of an annual retainer to $35,000 plus $1,000 per meeting attended. Committee chairmen each receive an additional retainer of $5,000 per year and committee members each receive an additional retainer of $3,000 per year. All non-employee directors received some compensation in 2001 for special project work performed on behalf of Hemispherx. All directors have been granted options to purchase common stock under Hemispherx's 1990 Stock Option Plan and/or Warrants to purchase common stock. Hemispherx believes such compensation and payments are necessary in order for Hemispherx to attract and retain qualified outside directors.

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

1990 Stock Option Plan

Hemispherx's 1990 Stock Option Plan, as amended ("1990 Plan"), provides for the grant of options to employees, directors, officers, consultants and advisors of Hemispherx for the purchase of up to an aggregate of 460,798 shares of common stock. The 1990 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select eligible individuals to receive and to establish the terms of, option grants. The number of shares of common stock available for grant under the 1990 Plan is subject to adjustment for changes in capitalization. As of December 31, 2001, options to acquire an aggregate of 154,535 shares of the common stock were available for grants under the 1990 Plan. This plan remains in effect until terminated by the Board of Directors or until all options are issued.

401(K) Plan

In December 1995, Hemispherx established a defined contribution plan, effective January 1, 1995, entitled the Hemispherx Biopharma Employees 401(K) Plan and Trust Agreement. All full-time employees of Hemispherx are eligible to participate in the 401(K) plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants' contributions to the 401(K) plan may be matched by Hemispherx at a rate determined annually by the Board of Directors. Each participant immediately vests in his or her deferred salary contributions, while Hemispherx contributions will vest over one year. In 2002 Hemispherx provided matching contributions to each employee for up to 6% of annual pay for a total of $38,000 for all employees.

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

The following report of the Compensation Committee discusses the company's executive compensation policies and the basis of the compensation paid to our executive officers in 2002.

In general, the Compensation Committee seeks to link the compensation paid to each executive officer to the experience and performance of such executive officer. Within these parameters, the executive compensation program attempts to provide an overall level of executive compensation that is competitive with companies of comparable size and with similar market and operating characteristics.

There are three elements in Hemispherx's executive total compensation program, all determined by individual and corporate performance as specified in the various employment agreements; base salary, annual compensation, and long-term incentives.

Base Salary
The Summary Compensation Table shows amounts earned during 2002 by our executive officers. The base compensation of such executive officers is set by terms of the employment agreement entered into with each such executive officer. The Company established the base salaries for Chief Executive Officer, Dr. William
A. Carter under an employment agreement in December 3, 1998 (to be amended on August 14, 2003), which provides for a base salary of $361,586 until May 8, 2008. Also the Company entered into an extended employment agreement with Robert
E. Peterson, Chief Financial Officer for a base salary of $155,988 until December 31, 2003. Dr. Carter and Mr. Peterson's agreements allow for annual cost of living increases. Dr. Carter's compensation also includes funds previously paid to Dr. Carter by Hahneman Medical University where he served as a professor until 1998. This compensation was continued by the Company and totaled $79,826 in each of 2000 and 2001, and $82,095 in 2002.

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


                                 INDEXED RETURNS
                            Base         Years Ending
                            Period
Company Name / Index        Dec97  Dec98  Dec99  Dec00   Dec01  Dec02
-------------------------------------------------------------------------------
HEMISPHERX BIOPHARMA INC    100   169.25  244.65 116.94  110.78  52.44
S&P SMALLCAP 600 INDEX      100    98.69  110.94 124.03  132.13 112.80
PEER GROUP                  100   106.85  121.39 187.50  306.22 281.85

Peer Group Companies
-------------------------------------------------------------------------------
GILEAD SCIENCES INC
ISIS PHARMACEUTICALS INC



ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 1, 2003, the number and percentage of outstanding shares of common stock beneficially owned by each of the Company directors and the Named Executives, and all of our executive officers and directors as a group. As of December 31, 2002, there were no other persons, individually or as a group, known to Hemispherx to be deemed the beneficial owners of five percent or more of the issued and outstanding common stock.

OFFICERS, DIRECTORS       SHARES BENEFICIALLY OWNED % OF SHARES BENEFICIALLY
AND PRINCIPALSTOCKHOLDERS                           OWNED (1)
------------------------- ------------------------- --------------------------

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

(2) Includes (i) an option to purchase 73,728 shares of common stock from Hemispherx at an exercise price of $2.71 per share and expiring on August 8, 2004, (ii) Rule 701 warrants to purchase 1,400,000 shares of common stock at a price of $3.50 per share, originally expiring on September 30, 2002 was extended to September 30,2007; (iii) warrants to purchase 465,000 shares of common stock at $1.75 per share issued in connection with the 1995 Standby Financing Agreement and expiring on June 30, 2005; (iv) 340,000 common stock warrants exercisable at $4.00 per share and originally expiring on January 1, 2003 was extended to January 1, 2008; (v) 170,000 common stock warrants exercisable at $5.00 per share and expiring on January 2, 2005;(vi) 25,000 warrants to purchase common stock at $6.50 per share and expiring on September 17, 2004;(vii) 25,000 warrants to purchase common stock at $8.00 per share and expiring on September 17, 2004;(viii) 100,000 warrants to purchase common stock at $6.25 per share and expiring on April 8, 2004; (ix) 20,000 warrants to purchase common stock at $4.00 per share originally expiring January 1, 2003 was extended to January 1, 2008, (x) 188,325 common stock warrants exercisable at $6.00 per share and expiring on February 22, 2006; (xi) 188,325 common stock warrants exercisable at $9.00 per share and expiring on February 22, 2006 (xii) 300,000 common stock warrants granted in 1998 that are exercisable at $6.00 per share and expiring on January 1, 2006 (xiii) options to purchase 6,666 shares of common stock at $4.03 per share and expiring on January 3, 2011 (XIV) 250,000 warrants exercisable at $2.00 per share in August 13, 2007 and 693,990 shares of common stock.


(3) Includes (i) 27,574 options to purchase common stock at an average exercise price of $3.92 per share, expiring on July 17, 2003; (ii) warrants to purchase 50,000 shares of common stock at and exercise price of $3.50 per share, expiring on March 1, 2006; (iii) warrants to purchase 100,000 shares of common stock at $5.00 per share, expiring on April 14, 2006; (iv) 30,000 warrants to purchase common stock at $5.00 per share an expiring on February 28, 2009 (v) options to purchase 6,000 shares at $4.03 per share that expire on January 3, 2011 (VI) 200,000 warrants exercised at $2.00 per share expiring on November 13, 2007 and
(v) 500 shares of common stock expiring.

(4) Includes 20,000 warrants to purchase common stock at $4.00 per share, originally expiring on January 1, 2003 and was extended to January 1, 2008; 25,000 warrants to purchase common stock at $6.50 per share; 25,000 warrants to purchase common stock at $8.00 at expiring per share, all expiring on September 12, 2004; 100,000 warrants exercisable $2.00 per share expiring on August 13, 2007 and 44,316 shares of common stock.

(5)  Includes (i) 20,000  warrants to purchase  common stock at $4.00 per share;
(ii)  warrants to  purchase  25,000  shares of common  stock at $6.50 per share;
(iii) 25,000 warrants to purchase common stock at $8.00 per share, all expiring on September 17, 2004;(vi) 100,000 warrants exercisable at $2.00 per share expiring on August 13, 2007, (vi) 8,847 shares of common stock owned by Mr. Piani (vi) 12,900 shares of common stock owned jointly by Mr. and Mrs. Piani; and (vii) 5000 shares of common stock owned by Mrs. Piani expire.

(6) Includes (I) warrants to purchase 12,000 shares of common stock at $6.00 per share, expiring on August 25, 2003; (ii) 25,000 warrants to purchase common stock at $6.50 per share; (iii) 25,000 warrants to purchase common stock at $8.00 per share all expiring on September 17, 2004; (iv) 100,000 warrants exercisable at $2.00 per share expiring in August 13, 2007 and 13,640 shares of common stock expire.

(7) Includes (i) stock options to purchase 20,000 shares of common stock at $3.50 per share; (ii) 50,000 warrants to purchase common stock at $4.00 per share; (iii) 2,500 stock options exercisable at $4.03 per share and expiring on January 3, 2011 and; (iv) 14,746 shares of common stock expire.

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

Ransom W. Etheridge, a Director of the Company, is an attorney in private practice who has rendered corporate legal services to us from time to time, for which he has received fees. Richard Piani, a Director of the Company, lives in Paris, France and assists our European subsidiary in their dealings with medical institutions and the European Medical Evaluation Authority. William Mitchell, M.D. a Director of the Company, works with David Strayer, M.D. (our Medical Director) in establishing clinical trial protocols as well as performs other scientific work for us from time to time. For these services, these Directors were paid an aggregate of $170,150 in the year 2002. No individual Director was paid in excess of $60,000.00.

William A. Carter, Chief Executive Officer of the Company, received an aggregate of $12,486 in short-term advances which were repaid as of December 31, 2001. All advances bear interest at 6% per annum. The Company loaned $60,000 to Ransom W. Etheridge, a Director of the Company in November, 2001 for the purpose of exercising 15,000 class A redeemable warrants. This loan bears interest at 6% per annum. Dr. Carter's short term advances and Mr. Etheridge's loan was approved by the Board of Directors.

The Company paid $33,450 to Carter Realty for the rent of property used at various times in 2002 by the Company. The property is owned by others and managed by Carter Realty. Carter Realty is owned by Robert Carter, the brother of William A. Carter.

ITEM 14. Controls and Procedures.

The Company management, including the Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

ITEM 15. Principal Accountant Fees and Services.

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

The Company did not retain BDO Seidman, LLP for any professional services relating to financial information system design or implementation.

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

4.1  Specimen certificate representing our Common Stock

4.2  Form of Class A Redeemable Warrant Certificate

4.3  Form of Underwriter's Unit Option Purchase Agreement

4.4 Form of Class A Redeemable Warrant Agreement with Continental Stock and Transfer and Trust Company

4.5 Rights Agreement, dated as of November 19, 2002, between the Company and Continental Stock Transfer & Trust Company. The Rights Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock.**

10.1 1990 Stock Option Plan

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

10.12Pharmaceutical  Use  Agreement,  by and  between  the  Company  and  Temple
     University, dated August 3, 1988

10.13Assignment and Research Support Agreement by and between the Company, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989

10.14Lease Agreement between the Company and Red Gate Limited Partnership, dated November 1, 1989, relating to the Company's Rockville, Maryland facility

10.15 Agreement between the Company and Bioclones (Proprietary) Limited

10.16Amendment,  dated  August 3, 1995,  to  Agreement  between  the Company and
     Bioclones (Proprietary) Limited (contained in Exhibit (10.46)

10.17Amended  employment  agreement  by and  between  the  Company and Robert E.
     Peterson dated April 1, 2001 10.18 Forbearance Agreement dated March 11, 2003, by and between ISI, the American National Red Cross and the Company.*
     10.19 Forbearance Agreement dated March 11, 2003, by and between ISI, GP Strategies Corporation and the Company.* 10.20 Securities Purchase Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.*

10.21 Form of 6% Convertible Debenture of the Company.*

10.22 Form of Warrant for Common Stock of the Company.*

10.23Registration  Rights  Agreement,  dated  March 12,  2003,  by and among the
     Company and the Buyers named therein.*

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

HEMISPHERx BIOPHARMA, INC.
By: /S/William A. Carter, M.D.
    --------------------------
       William A. Carter, M.D.
       Chief Executive Officer

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

/S/William A. Carter     Chairman of the Board, Chief Executive
--------------------
William A. Carter, M.D.  Officer and Director           September 9, 2003


/s/Richard Piani         Director                       September 9, 2003
----------------
Richard Piani


/S/Robert E. Peterson    Chief Financial Officer        September 9, 2003
---------------------
Robert E. Peterson


/S/Ransom Etheridge      Secretary And Director         September 9, 2003
-------------------
Ransom Etheridge


/s/William Mitchell       Director                      September 9, 2003
-------------------
William Mitchell, M.D., Ph.D.

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

Date:   September 9, 2003

                                    /s/_William A. Carter
                                    ----------------------
                                    William A. Carter
                                    Chief Executive Officer

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

Date: September 9, 2003

                                    /s/ Robert E. Peterson
                                    -----------------------
                                    Robert E. Peterson
                                    Chief Financial Officer

        HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES

        Index to Consolidated Financial Statements

                          Page

  Report of Independent Certified Public Accountants. . . . .   F-2

  Consolidated Balance Sheets at December 31, 2001 and 2002. .  F-3

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

  Notes to Consolidated Financial Statements . . . . . . . . . .F-8

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



/s/ BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 13, 2003, except for note 12, which is as of March 31, 2003

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                       December 31, 2001 and 2002
                              (in thousands)
                                                        December 31,
                                                   ------------------------
                                                    2001            2002
                                                   -------         -------
                                ASSETS
    Current assets:
     Cash and cash equivalents. . . . .            $3,107          $ 2,256
     Short term investments (Note 3). .             5,310              555
     Other receivables (Note 12)                        8            1,507
     Prepaid expenses and
      other current assets . . . . . .                381               71
                                                  -------        ---------
       Total current assets . . . . . .             8,806            4,389
     Property and equipment, net . . . .              246              155
     Patent and trademark rights, net. .            1,025              995
     Investments in unconsolidated affiliates       1,878              408
     Other assets . . . . . . . . .                    80               93
                                                  -------        ---------
       Total assets. . . . . . . . . .            $12,035         $  6,040
                                                  =======        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Accounts payable . . . . . . . . .           $   979          $   786
     Accrued expenses (Note 4). . . . .               293              678
                                                  -------        ---------
        Total current liabilities . . .             1,272            1,464
                                                  -------        ---------
    Commitments and contingencies
     (Notes 7,9, 10 and 12)

    Minority Interest in subsidiary (Note (5c)       -                 946

    Stockholders' equity
     (Note 5):
    Common stock. . . . . . . . . . .                   33              33
    Additional paid-in capital. . . .              106,832         107,155
    Accumulated other comprehensive
      income  (Note 2i). . . . . . . . .                17              35
    Accumulated deficit . . . . . . . .            (91,649)        (99,073)
    Treasury stock  . . . . . . . . . .             (4,470)         (4,520)
                                                   --------      ----------
        Total stockholders' equity. . .             10,763           3,630
                                                   --------      ----------
        Total liabilities and
         stockholders' equity . . . . .            $12,035        $  6,040
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



                                                       December 31,
                                              ---------------------------------
                                                2000         2001       2002
                                              -------      -------      ------

  Revenue: . . . . . . . . . .                   $788         $390        $341
  License Fee income (Note  9)                     -            -          563
                                              -------      -------       ------
                                                  788          390         904
  Costs and expenses:
   Research and development . . . .             6,136        5,780       4,946
    General and
       administrative . . . . . . .             3,695        3,412       2,015
                                              -------      -------      -------
  Total costs and expenses . . .                9,831        9,192       6,961
Equity loss and write offs of
investments in unconsolidated
affiliates (Note 2c)                              (81)        (565)     (1,470)
Interest and other income . . . .                 572          284         103
                                              -------      -------      -------

      Net loss. . . . . . . . . . .          $ (8,552)    $ (9,083)    $(7,424)
                                              ========     ========    ========


  Basic and diluted loss per share. .            $(.29)      $(.29)      $(.23)
                                               =======     ========    ========

  Weighted average shares
     outstanding. . . . . . . . . .          29,251,846   31,433,208 32,085,776
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

                                                   (in thousands except share data)

                           Common
                           Stock     Common Stock Additional Deferred      Accumulated                Treasury         Total
                           -----                  paid in    Compensation  other          Accumulated stock   Treasury stockholders
                           Shares    .001 Par     capital                  Comprehensive  Deficit     shares   Stock   equity
                           ------    ---------    ---------- ------------  -------------  ----------- ------- -------- ------------
                                      Value                                Income (loss)

Balance at December 31,
1999                     27,974,507    $   28   $    87,972  $     (310)   $        -     $(74,014)   167,935 $(1,019)     12,657


Common stock issued       2,393,381         2         9,860          -              -           -     (20,000)    123       9,985


Purchase of equity                -         -            67          -              -           -    (100,000)    551         618
investment

Treasury stock purchased          -         -             -          -              -           -     350,800  (3,591)    (3,591)

Treasury stock issued  in         -         -             8          -              -           -      (3,089)     26         34
settlement of debt

Stock compensation and            -         -            87         310             -           -        -          -        397
service expense, net

Registration costs                -         -           (10)          -             -           -        -          -        (10)

Net  comprehensive  (loss)        -         -             -           -            34       (8,552)     -          -      (8,518)
                          ----------   ---------  ----------- ------------  ------------- ---------  --------  -------   -------
Balance at December 31,   30,367,888       30        97,984          -             34      (82,566)  395,646   (3,910)   11,572
2000

Common stock issued        2,155,900        3         8,072          -             -            -       -          -       8,075

Purchase of equity
investment                    12,000        -            72          -             -            -       -          -         72

Treasury stock purchased          -         -             -          -             -            -    120,060    (560)      (560)

Note issued for purchase
of stock                          -         -          (60)          -             -            -       -          -        (60)

Stock  issued in
settlement of debt            21,198        -           91           -             -            -       -          -         91

Stock and stock warrant       19,000        -          673           -             -            -       -          -        673
compensation expense

Net comprehensive (loss)          -         -           -            -            (17)      (9,083)     -          -      (9,100)
                           ----------  ---------  ----------- ------------  -------------  ---------  -------  --------  --------
Balance at December 31,
2001                       32,575,986      33        106,832         -             17       (91,649)  515,706  (4,470)    10,763
4157:
Common stock  issued           25,800       -             37         -              -           -       -          -          37

Treasury stock Purchased          -         -              -         -              -           -      27,500     (50)      (50)

Stock issued in
settlement of debt             48,392       -            154         -              -           -       -          -        154

Stock and stock warrant          -          -            132         -              -           -       -          -        132
compensation expense

Net comprehensive (loss)         -          -             -          -             18        (7,424)    -          -     (7,406)
                           ---------- ----------  ----------  ------------  ------------   ----------- -------  -------  -------

Balance at December 31,    32,650,178  $   33     $  107,155   $     -            $35      $(99,073)   543,206 $(4,520)  $3,630
2002                       ========== ==========  ==========  ============ =============   =========== =======  =======  =======

                                                          F-5
4175:   See accompanying notes to consolidated financial statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash
              Flows for each of the years in the three-year period
                             ended December 31, 2002
                                  (in thousands)
                                                      December 31
                                              -----------------------------
                                              2000          2001        2002
                                              ------       ------      ------

Cash flows from operating activities:
 Net loss . . . . . . . . . . . . .         $ (8,552)       $(9,083)   $(7,424)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation of property
   and equipment. . . . . . . . . . .             131           127         91
  Amortization of patent and
   trademark rights . . . . . . . .               356           397        206
  Equity loss and write offs of investments
            in unconsolidated affiliates. .        81           565      1,470
  Stock compensation and
    service expense . . . . . . . . .             397           673        132
  Changes in assets and liabilities:
   Other receivables. . . . . . . .                15            52     (1,293)
   Prepaid expenses
        and other current assets. . .            (463)          202        104
   Accounts payable . . . . . . . . .             210          (271)       (67)
   Accrued expenses . . . . . . . . .            (266)          139        385
   Security deposits. . . . . . . . .              17           (82)       (13)
                                              --------     ---------   --------
   Net cash used in
      operating activities. . . . . .          (8,074)       (7,281)    (6,409)
                                              ---------     ---------  --------
Cash flows from investing activities:
 Purchase of property and equipment .            (171)            -          -
 Additions to patent and trademark rights .      (197)         (218)      (176)
 Maturity of short term investments .           2,157         4,613      5,293
 Purchase of short term investments.          (4,589)        (5,293)      (520)
 Investments in unconsolidated affiliates        (411)          (22)        (-)
 Other investments. . . . . . . . . .             (34)            -          -
                                              ---------     ---------  --------
      Net (used in) cash provided by investing
                       activities. .          (3,245)           (920)     4,597
                                              --------      ---------  --------

                                   (CONTINUED)


                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                 (in thousands)
                                                       December 31,
                                            --------------------------------
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

     We will account for these transactions as a Business Combination under Statement of Financial Accounting Standards ("SFAS") No. 141 Accounting for Business Combinations. -

On May 1, 1997, the Company received permission from the U.S. Food and Drug Administration ("FDA") to recover the cost of Ampligen(R) from patients enrolled in the Company's AMP-511 ME/CFS open-label treatment protocol. The cost of Ampligen(R) to the patient is $2,100 for the first eight weeks of treatment and $2,400 for each additional eight-week period thereafter.

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

In April, 1999 we acquired a 30% equity position in the California Institute of Molecular Medicine ("CIMM") for $750,000 and entered into a research and development arrangement. CIMM'S research is focused on developing therapies for use in treating patients affected by Hepatitis C ("HCV"). We use the equity method of accounting with respect to this investment. During the fourth quarter of 2001 we recorded a non-cash charge of $485,000 with respect to our investment in CIMM. This was a result of our determination that CIMM's operations have not yet evolved to the point where the full carrying value of our investment could be supported based on that company's financial position and operating results. During 2002, CIMM continued to suffer significant losses resulting in a deterioration of its financial condition. The $485,000 written off during 2001 represented the unamortized balance of goodwill included as part of the
Company's investment. Additionally, during 2001 the Company reduced its investment in CIMM based on its percentage interest in CIMM's continued operating losses. The Company's remaining investment at December 31, 2001 in CIMM, representing its 30% interest in CIMM's equity at such date, was not deemed to be permanently, but was completely written off during 2002. Such amount was not material. These charges are reflected in the Consolidated Statements of Operations under the caption "Equity loss in unconsolidated affiliates". We still believe CIMM will succeed in their efforts to advance therapeutic treatment of HCV. We believe that CIMM's Hepatitis C diagnostic technology has great promise and fills a long-standing global void in the collective abilities to diagnose and treat Hepatitis C infection at an early stage of the disorder.

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

Investments in unconsolidated affiliates also includes an equity investment in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. The initial investment was made in May 31, 2000 through the issuance of 50,000 shares of Hemispherx Biopharma, Inc. common stock from the treasury. On October 12, 2000 an additional 50,000 shares of common stock were issued from the treasury for a total investment of approximately $678,000. During 2001 additional shares of common stock plus cash were given to Chronix for a total investment of $700,000. The percentage ownership in Chronix is approximately 5.4% and is accounted for under the cost method of accounting. During the quarter ended December 31, 2002, we recorded a noncash charge of $292,000 with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on their current proposed investment offerings.

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

(d) Property and Equipment                           (000 omitted)
                                                      December 31,
                                                      -------------
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

(i) Comprehensive Income (loss)

On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting and presentation of the Company's comprehensive income
(loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net loss and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholders' equity and comprehensive income (loss).

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

(k) Foreign Currency translations

Assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates during each period. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations as incurred. The resulting translation adjustments are immaterial for all years presented.

(l) Recent Accounting Standard and Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, "to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

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

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, "and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. "This new pronouncement also amends Accounting Research Bulletin
(ARB) No. 51 "Consolidated Financial Statements, "to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operation to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have an impact on the Company's financial position, cash flows or results of operation for the year ended December 31, 2002.

In June 2002, the FASB issued Statement No. 146, "Accounting for Cost Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or individual deferred-compensation contract,(2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidated facilities or relocated employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities after December 31, 2002.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", and amendment of FASB Statement No. 123 ("SFAS"148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative method of transition for an entity that voluntarily changes to the fair value based on accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends (APB) Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees", but has adopted the enhance disclosure requirements of SFAS 148 (See Note 10).

(m) Research and Development Costs

Research and development related to both present future and products are charged to operation as incurred.

(n) Stock Compensation

The Company applies the intrinsic value method in accordance wich APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation of its employees and, accordingly, no compensation cost has been recognized for stock purchase warrants and options issued to employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock-based compensation of its employees in accordance with FASB 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                               (in thousands except for per share data)

For the years ended December 31,    2000          2001          2002
--------------------------------
                                     ----          ----          ----
  Net loss-as reported            $(8,552)      $(9,083)      $(7,424)


  Add: Stock based compensation
  included in net loss as reported,
  net of related tax effects         -               -             -

  Deduct: Stock based compensation
  determined under fair value based
  method for all awards, net of
  related tax effects                (237)         (632)       (1,085)
                                     ---------------------------------


  Net loss - pro forma            $(8,789)      $(9,715)      $(8,509)
                                  ====================================

  Basic and diluted loss
  per share - as reported           $(.29)        $(.29)        $(.23)
                                    ==================================

  Basic and diluted loss
  per share - pro forma             $(.30)         $(.31)       $(.27)
                                    ==================================


In 1999,  the Company  granted  275,000  warrants to employees in recognition of services performed and services to be performed. The fair value of the stock purchase warrants granted during 1999 was also determined using the
Black-Scholes option pricing model with a rate of 5.18%, volatility of 135.4%-294.31%, and expected lives of two years. These warrants are included in the 2,633,000 non-public warrants outstanding as of December 31, 2000 as described in Footnote 5 (ii). On page 62 there were no warrants granted to employees during 2000. During 2001 the Company granted 406,650 warrants to employees. The Company granted to employees 8,000 options in 2000 and 94,000 options in 2001. See Footnote 5(i)on page 62. The fair value of stock options and warrants granted during 2001 was determined using Black Scholes Option Pricing Model with a rate of 4.23%, volatility of 69.7% to 74.9% and expected life of three years. In 2002 1,622,000 warrants were issued to employees in recognition of services performed and services to be performed. The fair value of the warrants granted during 2002 was determined using Black Scholes Option Pricing model with a rate of 5.23%, volatility of 63.17%, and expected life of two and one half & four years. The weighted average fair value of those options and warrants granted during the years ended December 31, 2002, 2001 and 2000, were estimated as $0.62, $1.57 and $1.09,respectively.

For stock warrants granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that value is more reliably measurable than the fair value of the consideration or service received. The Company amortizes such cost over the related period of service.

The exercise price of all stock warrants granted was equal to the fair market value of the underlying common stock as defined by APB opinion No. 25 on the date of the grant.


(3) Short-term investments:

Securities classified as available for sale are summarized below:

                                (000's omitted)

                                              December 31, 2001
                                              -----------------
                                                 Unrealized
                                               ---------------
                                 Adjusted                       Carrying
                                   Cost        Gains  (Losses)     Value
                                 ---------     -----   -------   --------
General Motors Commercial Paper $  3,977      $  13   $  -      $ 3,990
Ford Motors Commercial Paper         795          1      -          796
Calamos Mutual Market                521          3      -          524
                                 --------      -----   -------  --------
                      Total     $  5,293     $   17  $   -    $   5,310
                                 ========      =====   =======  ========

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

     During March 2002, Hemispherx Biopharma Europe, S.A. ("Hemispherx S.A.") was authorized to issue up to 22,000,000 Euros of 7% convertible preferred securities. Such securities will be guaranteed by the parent company and will be converted into a specified number of shares of Hemispherx S.A. pursuant to the securities agreement. Conversion is to occur on the earlier of an initial public offering of Hemispherx S.A. on a European stock exchange or September 30, 2003.

Esteve purchased 1,000,000 Euros of Hemispherx Biopharma Europe S.A.'s convertible preferred equity certificates on May 23, 2002. During 2002, the terms and conditions of these securities were changed so that these preferred equity certificates will be converted into the common stock of Hemispherx Biopharma, Inc. ("HEB") in the event that a European IPO is not completed by September 30, 2003. The conversion rate is to be 300 shares of HEB's common shares for each 1,000 Euro convertible preferred certificate. As a result, the Company recorded approximately $946,000 as minority interest in a subsidiary on its balance sheet.

On December 18, 2002, we proposed that Esteve convert their convertible preferred equity certificates into HEB common stock pursuant to the terms of the agreement and all unpaid dividends at the market price on that conversion date. On January 9, 2003, Esteve accepted our proposal. We are in the process of registering these shares for public sale.

On March 13, 2003, we issued 347,445 shares of HEB common stock to Provesan SA, an affiliate of Esteve, in exchange for 1,000,000 Euros of convertible preferred equity certificates and any unpaid dividends. As a result of the exchange, minority and subsidiary was transfered to stockholders' equity on such date.

The contingent conversion price was more than the then market value of HEB's or subsidiaries' common stock at each of that respective measurement date. As a result and in accordance with EITF No. 00-27 "Application of Issue No. 98-5 (Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios) to Certain Convertible Instruments", the Company did not ascribe any value to any contingent conversion feature.

(d) Common Stock Options and Warrants

(i) Stock Options

The 1990 Stock Option Plan provides for the grant of options to purchase up to 460,798 shares of the Company's common stock to employees, directors, and officers of the Company and to consultants, advisors, and other persons whose contributions are important to the success of the Company. The recipients of options granted under the 1990 Plan, the number of shares to be converted by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the Company's Board of Directors or, if delegated by the Board, its Compensation Committee. No option is exercisable more than ten years and one month from the date as of which an Option Agreement is executed. These shares become vested through various periods not to exceed four years from the date of grant. The option price represents the fair market value of each underlying share of common stock at the date of grant, based upon the public trading price.

Information regarding the options approved by the Board of Directors under the 1990 Plan is summarized below:



                           ___________2000___________         ___________2001___________          ________2002________
                           --------------------------         --------------------------          --------------------



                                                Weighted                          Weighted                           Weighted
                                                Average               Option      Average                            Average
                                                                      -------
                                    Option      Exercise              Price       Exercise                Option     Exercise
                                    -------                           -----                               -------
                          Shares      Price     Price       Shares                Price        Shares     Price      Price
                          ------      -----     -----       ------                ----------   ------     -----      -----

Outstanding,
beginning of
year                    294,000     $1.06-6.00    $3.60    218,567    $1.06-6.81    $3.45    306,263      $1.06-4.34    $3.58

Granted                   8,000     $3.00-6.81   $ 4.88     94,000    $4.03         $4.03         -       -               -

Canceled                (76,677)   $3.50-4.34   $ 4.09      (6,304)  $4.34-6.81    $5.91     (11,598)     $3.00-4.34    $3.71



Exercised                (6,756)    $1.06-3.50   $ 2.75    -              -           -           -          -           -
                         -------                           -------                           -------

Outstanding, end of
year                     218,567    $1.06-6.81   $ 3.45    306,263   $1.06-4.34    $3.58      294,665    $1.06-434     $3.57
                         =======                           =======                            =======



Exercisable              198,717    $1.06-6.81   $ 3.48    234,263   $1.06-4.34    $4.67      252,746    $1.06-4.34    $3.50
                         =======                           =======                            =======

Weighted  average
remaining
contractual life

(years)              3.83 years                            3.57 years                        3.68 years
                     ==========                            ==========                        ==========

Exercised in
current and prior
years                (37,791)                              (37,791)                          (37,791)
                     ========                              ========                          ========

Available for
future grants         204,440                              116,744                           170,261
                     =========                             =======                           =======



In December 1992, the Board of Directors approved the 1992 Stock Option Plan see page 57 "1992 Plan") which provides for the grant of options to purchase up to 92,160 shares of the Company's common stock to employees, directors, and officers of the Company and to consultants, advisers, and other persons whose contributions are important to the success of the Company. The recipients of the options granted under the 1992 stock option Plan, the number of shares to be covered by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the Company's Board of Directors. No option is exercisable more than ten years and one month from the date as of which an option agreement is executed. To date, no options have been granted under the 1992 stock option Plan.

The Company's 1993 Stock option Plan ("1993 Plan") was approved by the Board of Directors in July 1993. The outline of the 1993 Plan provides for the issuance, subject to adjustment for capital changes, of an aggregate of 138,240 shares of common stock to employees.

The 1993 Plan is administered by the Compensation Committee of the Board of Directors. Under the 1993 Plan, Company employees are eligible to participate in semi-annual plan offerings in which payroll deductions may be used to purchase shares of common stock. The purchase price for such shares is equal to the lower of 85% of the fair market value of such shares on the date of grant or 85% of its fair market value of such shares on the date such right is exercised. There have been no offerings under the 1993 Plan to date and no shares of common stock have been issued thereunder.
(ii) Stock Warrants


Number of warrants exercisable into shares of common stock

                           ___________2000___________          ___________2001__________            _______2002_______
                           --------------------------          -------------------------            ------------------


                                              Weighted                           Weighted                          Weighted
                                              Average                            Average                           Average
                                    Option    Exercise                  Option   Exercise                  Option  Exercise
                                    -------                             -------                            -------
                          Shares     Price    Price          Shares     Price    Price           Shares    Price   Price
                          ------     -----    -----          ------     -----    ----------      ------    -----   -----

Outstanding,                                                                  .
beginning of
year                    14,058,010  $1.75-10.85     $3.90   11,624,168  $1.75-12 00     $4.05   6,927,110  $1.75-16.00 $4.77

Granted                    293,800  $6.00-12.00      6.40      856,650  $5.00-16,00     $9.89   1,802,000  $2.00-600   $2.07

Canceled                 (341,017)  $2.00-10.85      6.01  (3,396,508)  $2.50-4.00      $3.89   (750,000)  $3.50-6.00  $3.72

Exercised               (2,386,625) $1.75-4.00       4.19  (2,157,200)  $1.75-4.00      $3.75    (11,300)  $1.75-7.50  $3.30
                        -----------                        -----------                           --------

Outstanding, end of                                                          .
year                    11,624,168  $1.75-12.00     $4.05    6,927,110  $1.75-16 00     $4.77   7,967,810  $1.75-16.00 $3.18
                        ==========                  =====    =========                          =========

Exercisable             11,624,168  $1.75-12.00     $4.05    6,927,110  $1.75-16.00     $4.77   6,345,810  $1.75-16.00 $3.48
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

Warrants Issued to Stockholders

In 2000, 149,807 warrants expired and 147,000 warrants were converted to common stock. At December 31, 2000, there were 305,160 warrants remaining. In 2001, 73,000 warrants were converted to common stock. At December 31, 2001 there were 232,160 warrants remaining. In 2002, 10,000 warrants were converted to common stock. At December 31, 2002 there were 222,160 warrants remaining. These warrants have an exercise price of $3.50 per share and expire in October 2004.

Other Stock Warrants

In addition, the Company has other issued warrants outstanding - totaling 7,745,650 which consists of the following:

In November 1994, the Company granted Rule 701 Warrants to purchase an aggregate of 2,080,000 shares of common stock to certain officers and directors. These warrants are exercisable at $3.50 per share and, if not exercised, were to expire in September, 1999. On February 19, 1999 the Board of Directors extended the expiration date for three more years. This extension resulted in a non-cash charge of approximately $3,097,000. In 1999, 235,000 warrants were exercised and 5,000 warrants were exercised in 2000. At December 31, 2000, there were 1,840,000 Rule 701 warrants remaining. In 2001, 20,000 of these warrants expired, leaving a balance of 1,820,000 in warrants outstanding at December 31, 2001. During 2002, 420,000 warrants expired and the Company extended the expiration date of the remaining balance of 1,400,000 stock warrants for a period of five years to now expire on September 30, 2007. These stock warrants have an exercise price of $3.50. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, no compensation" expense was recognized as the exercise price if as the extension date exceeded the fair value of the underlying common stock.

In May 1995, the Company and certain officers, directors and shareholders entered into a Standby Finance Agreement pursuant to which the parties agreed to provide an aggregate of $5,500,000 in financing to the Company during 1995 in the event that existing and additional financing was insufficient to cover the cash needs of the Company through December 31, 1996. In exchange, the Company issued warrants to purchase an aggregate of 2,750,000 shares of Common stock at $1.75 per share to the parties. In 1999, 290,000, in 2000, 216,500, in 2001,
200,000 and in 2002, 1,300 of these warrants were exercised, leaving a balance of 1,450,200 warrants. These warrants expire June 30, 2005.

In connection with the stock issued in September, 1997, the Company issued 385,067 warrants to several entities to purchase common stock at $4 per share, 149,034 of these warrants were exercised in 1998, 173,300 were exercised in 1999, and 34,333 were exercised in 2000. The remaining 28,400 warrants expired December 31, 2001.

In the years 2000, 2001 and 2002 the Company issued 293,800,  450,000 and 25,000 warrants, respectively, to investment banking firms for services performed on behalf of the Company. Accordingly, the Company recorded stock compensation expense of $397,000, $673,000 and $133,000 for the years 2000, 2001 and 2002, respectively. These warrants have various vesting dates and exercise prices ranging from $4.00 to $16.00 per share. In 2000, 75,000 of these warrants were exercised. December 31, 2002 1,193,800 warrants were outstanding . These warrants are exercisable in five years from the date of issuance.


In 2000, 2001, and 2002, the Company had non-public warrants outstanding of 2,633,000, 2,254,650, and 3,701,650 respectively. These warrants are exercisable at rates of $2.50 to $10.00 per share of common stock. The exercise price was equal to the fair market value of the stock on the date of grant. During 2002, the Company granted 1,777,000 warrants to employees for services performed. These warrants have a weighted average exercise price of $2.07 per share, and have been included in the proforma loss calculation in Note 2(n)1982. During 2001, 370,000 of the non-public warrants were exercised and 415,000 expired without being exercised. 2,254,650 of the non-public warrants were outstanding. During 2002, none of these warrants were exercised and 750,000 expired. 3,701,650 of the non-public warrants were outstanding at December 31, 2002. During 2002 the Company also extended the expiration date of 322,000 of these warrants for a period of five years to now expire in the years ending 2007 and 2008. These stock warrants have exercise prices ranging from $3.50 to $4.00. In accordance FASB 44, no compensation expense was recognized as the exercise price at the extension date exceeded the fair value of the underlying common stock.

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

 Initially, the Rights are attached to all common stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and a distribution date will occur upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more (or 20% or more for William A. Carter, M.D.) of the outstanding shares of common stock (the "Stock Acquisition Date"), other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders or (ii) ten business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Until the distribution date, (i) the Rights will be evidenced by the common stock certificates and will be transferred with and only with such common stock certificates, (ii) new common stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate. Pursuant to the Rights Agreement, the Company reserves the right to require prior to the occurrence of a Triggering Event (as defined below) that, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

(6) Segment and Related Information

The Company operates in one segment, which is the performance of research and development activities related to Ampligen(R) and other drugs under development.

The following table present revenues by country based on the location of the use of the product services.


                      (000's omitted)
                  2000       2001         2002
              ----------   --------     -------

United States    $506       $274          $237
Belgium           272        107            74
Other              10          9            30
              ----------   --------     -------
                 $788      $ 390          $341
              ==========   ========     =======

In addition, the Company recorded License Fee Income in the amount of $563,000 from a company located in Europe. The Company employs an insignificant amount of net property and equipment in its foreign operations.



(7) Research, Consulting and Supply Agreements

In December, 1999, the Company entered into an agreement with Biovail Corporation International ("Biovail"). Biovail is an international full service pharmaceutical company engaged in the formulation, clinical testing, registration and manufacture of drug products utilizing advanced drug delivery systems. Biovail is headquartered in Toronto, Canada. The agreement grants Biovail the exclusive distributorship of the Company's product Ampligen(R) in the Canadian territories subjects to certain terms and conditions. In return, Biovail agrees to conduct certain pre-marketing clinical studies and market development programs, including without limitation, expansion of the Emergency Drug Release Program in Canada with respect to the Company' product. Biovail agrees to work with the Company in preparing and filing of a New Drug Submission with Canadian Regulatory Authorities. Biovail invested $2.25 million in the company equity at prices above the then current market price and agreed to make further payments based on reaching certain regulatory milestones. The Agreement requires Biovail to penetrate certain market segments at specific rates in order to maintain market exclusivity.


The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 2000, 2001 and 2002, the Company incurred approximately $924,000, $595,000 and $395,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.


(8) 401(K) Plan

The Company has a defined contribution plan, entitled the Hemispherx Biopharma Employees 401(K) Plan and Trust Agreement (the 401(K) Plan). Full-time employees of the Company are eligible to participate in the 401(K) Plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants' contributions to the 401(K) Plan may be matched by the Company at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 2000, 2001 and 2002 the Company provided matching contributions to each employee for up to 6% of annual pay aggregating $48,000, $48,000 and $38,000, respectively.


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

In August 1988, the Company entered into a Pharmaceutical use License Agreement with Temple University (the "Temple Agreement"). In July 1994, Temple terminated the Temple Agreement. In November 1994, the Company filed suit against Temple in the Superior Court of the State of Delaware seeking a declaratory judgment that the agreement was unlawfully terminated by Temple and therefore remained in full force and effect. Temple filed a separate suit against the Company seeking a declaratory judgment that its agreement with the Company was properly terminated. These legal actions have now been settled. Under the settlement, the parties have entered into a new Pharmaceutical Use License Agreement ("New Temple Agreement") that is equivalent in duration and scope to the previous license. Under the terms of the New Temple Agreement, Temple granted the Company an exclusive world-wide license for the term of the agreement for the commercial sale of Oragentm products using patents and related technology held by Temple, which license is exclusive except to the extent Temple is required to grant a license to any governmental agency or non-profit organization as a condition of funding for research and development of the patents and technology licensed to the Company.

The Company has contractual agreements with two of its officers. The aggregate annual base compensation under these contractual agreements for 2000, 2001 and 2002 was $686,000, $603,000 and $620,000 respectively. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 2000, 2001 and 2002, no performance bonuses were granted. In 2001, certain officers were granted warrants and options to purchase 426,650 shares of common stock at $4.01 per share. In 2002, certain officers were granted warrants and options to purchase 1,220,000 shares of common stock at $2.00 - $4.03 per share. One of the employment agreements provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement.

In October 1994, the Company entered into a licensing agreement with Bioclones (Propriety see page 13) LTD Limited (Bioclones) with respect to co-development of various RNA drugs, including Ampligen(R), for a period ending three years from the expiration of the last licensed patents. The licensing agreement provides Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia as well as the United Kingdom and Ireland (the licensed territory). In exchange for these marketing and manufacturing rights, the licensing agreement provides for: (a) a $3 million cash payment to the Company, all of which was received during the year ended December 31, 1995; (b) the formation and issuance to the Company of 24.9% of the capital stock of Ribotech, Ltd., a company which developed and operates a new manufacturing facility that produces raw material components of Ampligen(R) and (c) royalties of 6% to 8% of net sales of the licensed products in the licensed territories as defined, after the first $50 million of sales. Bioclones will be granted a right of first refusal to manufacture and supply to the Company licensed products for not less than one third of its world-wide sales of Ampligen(R), excluding Bioclones related sales. In addition, Bioclones will have the right of first refusal for oral vaccines in the licensed territory. In 2000, the Company paid to Ribotech a total of $500,000 for the current and future purchases and delivery of polymers. Of the $500,000 advanced in 2000, a balance of $390,000 was included in other assets in 2000 and was used for purchases of polymers in 2001. In 2002, $262,000 was paid to Ribotech for delivery of Polymers.

In October 1994, the Board of Directors granted a director of the Company the right to receive 3% of gross proceeds of any licensing fees received by the Company pursuant to the Bioclones licensing agreement, a fee of .75% of gross proceeds in the event that Bioclones makes a tender offer for all or substantially all of the Company's assets, including a merger, acquisition or related transaction, and a fee of 1% on all products manufactured by Bioclones. The Company may prepay in full its obligation to provide commissions within a ten year period.

On March 20, 2002, our European subsidiary Hemispherx Biopharma Europe, S.A. ("Hemispherx S.A.") entered into a and Distribution Agreement with Laboratories Del Dr. Esteve S.A. ("Esteve"). Pursuant to the terms of the agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of Myalgic/Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS"). In addition to other terms and other projected payment, Esteve paid an initial and non-refundable fee of 625,000 Euros (approximately $563,000) to Hemispherx S.A. on April 24, 2002. Esteve is to pay a fee of 1,000,000 Euros after U.S. Food and Drug Administration approval of Ampligen(R) for the treatment of ME/CFS and a fee of 1,000,000 Euros upon Spain's approval of the final marketing authorization for using Ampligen(R) for the treatment of ME/CFS.

In connection with the two agreements entered into with Interferon Sciences, Inc. ("ISI") (See Note 1 page 76), the Company is obligated to pay ISI a 6% royalty on the net sales of the ALFERON N Injection(R) product.


(10) Leases

     The Company has several noncancelable operating leases for the space in which its principal offices are located and certain office equipment.\



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
                                                      ==========

Rent expense charged to operations for the years ended December 31, 2000, 2001 and 2002, amounted to approximately $347,000, $294,000 and $307,000 respectively. The term of the lease for the Rockville, Maryland facility is through June, 2005 with an average rent of $8,000 per month, plus applicable taxes and charges. The term of the lease for the Philadelphia, Pennsylvania offices is through April, 2007 with an average rent of $15,000 per month, plus applicable taxes and charges.


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


     The components of the net deferred tax asset of December 31, 2001 and 2002 consists of the following:

                                (000,s omitted)

Deferred tax assets:                  2001               2002
                                      ----               ----
Net operating losses                $20,790            $22,440
Accrued expenses and other               21                (16)
Capitalized research and
development costs                     4,634              3,763
                                     ------            ------
                                     25,445             26,187
Less: Valuation allowance            25,445             26,187
                                     ------            ------
Balance                             $ -0-               $ -0-
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

A director of the Company is an attorney in private practice, who has rendered corporate legal services to us from time to time, for which he has received fees. A director of the Company lives in Paris, France and assists our European subsidiaries in their dealings with medical institutions and the European Medical Evaluation Authority. A director of the Company assists us in establishing clinical trail protocols as well as performs other scientific work for us from time to time. For these services, these directors were paid an aggregate of $173,500, $144,955 and $170,150 for the years ending December 31, 2000, 2001 and 2002 respectively.

William A. Carter, Chief Executive Officer of the Company, received an aggregate of $12,486 in short term advances which were repaid as of December 31, 2001. All advances bare interest at 6% per annum. The Company loaned $60,000 to a director of the Company in November, 2001 for the purpose of exercising 15,000 class A redeemable warrants. This loan bears interest at 6% per annum.

We paid $42,775, $57,750 and $33,450 for the years ending December 31, 2000, 2001 and 2002, respectively to Carter Realty for the rent of property used at various times in 2002 by us. The property is owned by others and managed by Carter Realty. Carter Realty is owned by Robert Carter, the brother of William
A. Carter.

(14) Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company places its cash with high-quality financial institutions. At times, such amounts may be in excess of Federal Deposit Insurance Corporation insurance limits of $100,000.

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
(1) During the fourth quarter of 2002, the Company recorded write offs of certain investments in unconsolidated affiliates of approximately $688,000. (See
Note 2(c)). Additionally, during the fourth quarter of 2002, the Company recorded, as a reduction of general and administrative expenses, an amount of $1,050,000 representing the net settlement with its insurance carrier. (See Note
12).

(16)  Debenture Financing

On March 12, 2003, we issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2005 and an aggregate of 743,288 warrants to two investors in a private placement for aggregate anticipated gross proceeds of $4,650,000. Pursuant to the terms of the Debentures, $1,550,000 of the proceeds from the sale of the Debentures have been held back and will be released to us if, and only if, we acquire ISI's facility within a set timeframe. The Debentures mature on January 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the Senior Convertible Debentures, we have pledged all of our assets as collateral and are subject to comply with certain financial and negative covenants, which include but are not limited to the repayment of principal balances upon achieving certain revenue milestones.

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

                                                          Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-K/A for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                          /s/ William A. Carter
                                         -----------------------------------
                                           William A. Carter
                                           Chief Executive Officer
                                           September 9, 2003

                                                         Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-K/A for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                         /s/ Robert Peterson
                                         -----------------------------------
                                          Robert Peterson
                                          Chief Financial Officer
                                          September 9, 2003