Form 10-Q
period 2003-09-30
HEMISPHERX BIOPHARMA INC
filed 2003-11-19
CIK 946644

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

                                 Not Applicable
------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            /X/ Yes        / / No
37,688,903 shares of common stock issued and outstanding as of October 30, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    September 30,
                                                    2002          2003
                                                 -----------    ----------
                                   (Unaudited)
                              ASSETS

Current assets:

  Cash and cash equivalents                         $ 2,256      $  5,061
  Short term investments                                555            -
  Inventory                                              -          2,545
  Accounts and other
  receivables                                         1,507           141
  Prepaid expenses and other current assets              71           309

                                                 -----------    ----------
    Total current assets                              4,389         8,056

  Property and equipment, net                           155           112
  Patent and trademark rights, net                      995         1,076
  Investments in unconsolidated affiliates              408           408
  Deferred acquisition costs                             -          1,068
  Deferred financing costs                               -            270
  Advance receivable                                     -            951
  Other assets                                           93            51
                                                 -----------    ----------
      Total assets                                  $ 6,040      $ 11,992
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                  $    786     $    857
  Accrued expenses                                       678          857
  Current portion of long-term debt                       -           349
                                                 -----------    ----------
    Total current liabilities                          1,464        2,063
Long-Term Debt-net of current portion                      -          969

Commitments and contingencies:
Minority interest in subsidiary                          946           -
Redeemable Common Stock                                    -        1,600

Stockholders' equity:
  Common stock                                            33           38
  Additional paid-in capital                         107,155      117,145
  Accumulated other comprehensive income                  35           -
  Treasury stock - at cost                           (4,520)         (21)
  Accumulated deficit                                (99,073)    (109,802)
                                                 -----------    ----------
    Total stockholders' equity                         3,630        7,360
                                                 -----------    ----------
     Total liabilities and stockholders' equity      $ 6,040    $  11,992
                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)



                                              For the Three months ended
                                                      September 30,

                                               -------------------------
                                                  2002            2003
                                               ---------       ---------
                                              (Unaudited)     (Unaudited)
Revenues:

Sales of product, net                           $    -         $   157
Clinical treatment programs                         79              37

                                               ---------      ---------
                                                    79             194

Costs and expenses:

Cost of Goods sold                                  -               69
Research and development                         1,194             846
General and administrative                         767           1,045
                                               ----------     ---------
    Total cost and expenses                      1,961           1,960

Interest and other income                           23              10
Interest and related expenses                       -           (3,666)
Equity in loss of unconsolidated affiliate         (32)              -
                                               ----------     ---------

   Net loss                                    $(1,891)        $(5,422)
                                               ==========     =========




Basic and diluted loss per share                $  (.06)         $ (.15)
                                               ==========     ==========

Basic and diluted weighted
average common shares outstanding             32,093,066       36,830,633
                                               ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                              For the Nine months ended
                                                      September 30,
                                               -------------------------
                                                  2002            2003
                                               ---------       ---------
                                               (Unaudited)      (Unaudited)
Revenues:

Sales of product, net                           $    -         $   236
Clinical treatment programs                        263             118
License fee income                                 563              -
                                               ---------      ---------
                                                   826             354

Costs and expenses:

Production/Cost of Goods sold                       -              224
Research and development                         3,732           2,574
General and administrative                       2,447           2,550
                                               ----------     ---------
    Total cost and expenses                      6,179           5,348

Interest and other income                           90              61
Interest and related expenses                       -           (5,795)
Equity in loss of unconsolidated affiliate         (72)              -
Loss on investment due to impairment              (678)              -
                                               ----------     ---------

   Net loss                                    $(6,013)       $(10,728)
                                               ==========     =========




Basic and diluted loss per share                $  (.19)         $ (.31)
                                               ==========     ==========

Basic and diluted weighted
average common shares outstanding             32,083,957       34,210,987
                                               ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        (Unaudited)
                                                  For the Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      2002          2003
                                                    --------     ---------

Cash flows from operating activities:

 Net loss                                           $(6,013)     $(10,728)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation of property and equipment                  69            62
 Amortization of patents rights                          81            97
 Amortization of deferred financing
 and debt discount costs                                  _         5,795
 Stock option and warrant compensation
 and service expense                                    132             -
 Equity in loss of unconsolidated affiliates             72             -
 Loss on investment due to impairment                   678
Changes in assets and liabilities:

Inventory                                                 -          (926)
Other receivable                                         (4)        1,314
Prepaid expenses and other current assets               283          (186)
Accounts payable                                       (190)         (575)
Accrued expenses                                        (62)          179
Advance receivavle                                        -          (673)
Other assets                                             27            42
                                                     -------     ---------
Net cash used in operations                          (4,927)       (5,599)
                                                     -------     ---------

Cash flows from investing activities:
Purchase of property and equipment                      -             (19)
Additions to patent rights                            (143)          (178)
Maturity of short term investments                   5,310            520
Purchase of short term investments                    (837)            -
Deferred acquisition costs                               -           (160)
                                                   ---------    ---------
 Net cash  provided by investing activities          4,330            163
                                                   ---------    ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                   6             -
 Proceeds from exercise of warrants                      59         1,178
 Proceeds from issuance of preferred
 Stock of subsidiary                                    946             -
 Proceeds from long-term borrowings                      -          7,750
 Deferred financing costs                                -           (687)
 Purchase of treasury stock                             (50)           -
                                                    --------     ---------
  Net cash provided by financing activities             961         8,241
                                                    --------     ---------
Net increase in cash and cash equivalents               364         2,805
Cash and cash equivalents at beginning of period      3,107      $  2,256
                                                    --------     ---------
Cash and cash equivalents at end of period          $ 3,471        $5,061
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

The Company provides pro forma disclosures of compensation expense under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure."

The weighted average assumptions used for the period presented are as follows:





                                        September 30,
                                        2002     2003
Risk-free interest rate                5.23%       5.23%
Expected dividend yield                   -           -
Expected lives                      2.5 years   2.5 years
Expected volatility                   63.17%      63.17%


Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the three months and nine months ended September 30, 2002 and 2003 would have been as follows:

                                             (In Thousands)
                                  Three Months Ended Nine Months Ended
                                         September 30, September 30,
                                       -----------------------------
                               2002        2003        2002      2003
                               ----        ----        ----      ----


Net (loss) as reported      $(1,891)    $(5,422)    $(6,013)   $(10,728)
Add: Stock based employee
compensation expense
Included in reported net loss,
net of Related tax effects       -           -            -        -

Deduct:
Total stock based employee
compensation determined
under fair value method
for all awards, net
of related tax effects        $(411)       (271)       (137)       (813)
                              ------       -----       -----       -----

Pro forma net loss          $(2,162)    $(5,559)    $(6,826)   $(11,139)
                             =======     =======     =======    ========

Basic and diluted loss
per share
As reported                   $(.06)      $(.15)      $(.19)      $(.31)
Pro forma                     $(.07)      $(.17)      $(.20)      $(.33)





 Note 3: INVESTMENT In unconsolidated affiliates

Investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of Hemispherx Biopharma, Inc. common stock from the treasury. On October 12, 2000, the Company issued an additional 50,000 shares of Hemispherx Biopharma, Inc. common stock and on March 7, 2001 the Company issued 12,000 more shares of Hemispherx Biopharma, Inc. common stock from the treasury to Chronix for an aggregate equity investment of $700,000. The percentage ownership in Chronix is approximately 5.4% and is accounted for under the cost method of accounting. During the quarter ended December 31, 2002, we recorded a non cash charge of $292,000 with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on their recent investment offerings.

NOTE 4: INVENTORIES
The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Inventories consist of the following:

                                        September 30, 2003
Raw materials-Work in process             $ 2,489,480
Finished goods                                 55,571
                                        --------------
                                          $ 2,545,051

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

During the periods ending December 31, 2002 and September 30, 2003. The Company did not receive any grant monies from local, state and or Federal Agencies.


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

On March 13, 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Esteve, in exchange for the 1,000,000 Euros of convertible preferred equity certificates issued to Esteve and any unpaid dividends. We have registered these shares for public sale by Provesan SA. As a result of the exchange, minority interest in our subsidiary was transferred to stockholders' equity on such date.

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


Note 7: RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provision of Interpretation No. 46 are applicable no later than July 1, 2003. This Interpretation did not have an effect on the consolidated financial statements.

In May 2003, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity". This Statement establishes standards for how an issuer classifies and measures in statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is with its scope as a liability (or assets in some circumstances) because that financial instrument embodies an obligation. This statement shall be effective for finical instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity. To date, the adoption of this interpretation did not have an effect on the consolidated financial statements.

Note 8: ACQUISITION OF ASSETS OF INTERFERON SCIENCES, INC.

On March  11,  2003,  we  acquired  from  Interferon  Sciences,  Inc.'s  ("ISI")
inventory  of  ALFERON  N  Injection,  a  pharmaceutical  product  used  for the treatment of certain types of genital warts, and a limited license for the production, manufacture, use, marketing and sale of this product. As consideration, we issued 487,028 shares of our common stock and agreed to pay ISI 6% of the net sales of the product. Pursuant to our agreements with ISI, we have registered the foregoing shares for public sale.

Except for 62,500 of the shares issued to ISI, we have guaranteed the market value of the shares retained by ISI as of March 11, 2005, the termination date, to be $1.59 per share. ISI is permitted to periodically sell certain amounts of its shares. If, within 30 days after the termination date, holders of the guaranteed shares request that we honor the guarantee, we will be obligated to reacquire the holders' remaining guaranteed shares and pay the holders $1.59 per share for a total of $675,000. Accordingly, certain shares issued in connection with this transaction are and will be recorded as redeemable common stock outside of stockholders' equity.

On March 11, 2003, we also entered into an agreement to purchase from ISI all of its rights to the product and other assets related to the product including, but not limited to, real estate and machinery. For these assets, we agreed to issue to ISI an additional 487,028 shares and to issue 314,465 shares and 267,296 shares, respectively to The American National Red Cross and GP Strategies, two creditors of ISI, to continue to pay royalties of 6% on net sales of Alferon N. and other consideration, e.g., paying off a third creditor and paying a real estate tax liability.

On May 30, 2003, we issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we have agreed to register the foregoing shares for public sale. The acquisition of the real estate and machinery is contingent on our receiving appropriate governmental and shareholder approval. The value of these guaranteed shares totaled $925,000 and are redeemable under certain conditions, accordingly they are reflected as redeemable common stock and deferred acquisition costs on the accompanying financial statements as of September 30, 2003.

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


The following table represents the unaudited pro forma results of operations as though the acquisition, described in the first agreement, of certain net assets of ISI occurred on January 1, 2002.

                  Nine Months ended September 30,
                  -----------------------------
2002     2003
                      -----          ------
               (in thousands except for share data)

Net revenues      $   2,473          $ 596


Operating expense    10,244         11,874
                      -----          ------

Net loss          $  (7,771)       (11,278)
                      =====          ======

Basic and
diluted loss
per share         $    (.24)       $  (.33)
                      ------         ------

Weighted average
Shares
Outstanding      32,570,957      34,697,987
                 ----------      ----------

In giving effect to the additional shares that would be issued as a result of the second agreement with ISI the weighted average shares outstanding during the nine months ending September 30, 2002 and 2003 would have been 33,057,957 and 35,184,987 resulting in a pro forma loss per share as adjusted of $ (.24) and $(.32) for said periods respectively.


Note 9: CONVERTIBLE DEBENTURES

On March 12, 2003, We issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2005 the ("March Debentures") and an aggregate of 743,288 Warrants expiring on March 12, 2008 to two investors in a private placement for an aggregate gross proceeds of $4,650,000. Pursuant to the terms of the Debentures, $1,550,000 of the proceeds from the sale of the Debentures were to have held back and to be released to us if, and only if, we acquire ISI's facility with in a set timeframe. In June 2003 each of the investors collectively funded the $1,550,000 and waived the requirement to perfect a security interest in the building to be acquired. In addition, each of the investors waived the requirement that the company acquire the assets of ISI pursuant to the terms of the second ISI Asset Purchase Agreement. The Debentures mature on January 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately proceeding the applicable interest payment date. Pursuant to the terms and conditions of the Senior Convertible Debentures, we have pledged all of our assets other than intellectual property, as collateral and are subject to comply with certain financial and negative covenants, which include but are not limited to the repayment of principal balances upon achieving certain revenue milestones. The conversion rate is fixed at $1.46 per share subject to adjustment for anti-dilution protection.

The investors also received Warrants exercisable at any time through March 12, 2008 to purchase an aggregate of 743,288 shares of common stock at a price of $1.68 per share. On March 12, 2004, the exercise price of the Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between March 13, 2003 and March 11, 2004 (but in no event less than $1.176 per share). The exercise price (and the reset price) under the Warrants also is subject to similar adjustments for anti-dilution protection. All of these warrants were exercised in June 2003.

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

On July 10, 2003, we issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 (the "July debentures") and an aggregate of 507,102 Warrants due July 2008 to the same investors who purchased the March Debentures due January 2005 in a private placement for aggregate anticipated gross proceeds of $4,650,000. Pursuant to the terms of the July Debentures, $1,550,000 of the proceeds from the sale of the July Debentures have been held back and were to have been released to us if, and only if, we acquire ISI's facility with in a set timeframe. Although we have not acquired ISI's facility yet, these funds were released (see discussion below). The Debentures mature on July 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. The investors accepted the same collateral as was pledged in the March 12, 2003 transaction.

The Debentures are convertible at the option of the investors at any time through July 31, 2005 into shares of our common stock. The conversion price under the Debentures was fixed at $2.14 per share: however, as part of the subsequent debenture placement that closed on October 29, 2003 (see below), the conversion price under the July debentures was lowered to $1.89 per share. The conversion price is subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect.

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

We entered into registration rights agreements with the investors in connection with the issuance of the March debentures and warrants and the July debenture and warrants. The registration rights agreement required that we register the shares of common stock issuable upon conversion of the debentures, shares for interest accrued and upon exercise of the warrants issued in March, June and July. In accordance with the agreement, we have registered these shares for public sale.

On October 29, 2003, we issued an aggregate of $4,142,357 in the principal amount of 6% Senior Convertible Debentures due October 31, 2005 (the "October Debentures") and an aggregate of 410,134 Warrants (the "October 2008 Warrants") in a private placement for aggregate anticipated gross proceeds of $3,550,000 ($3,275.000 net of expenses). Pursuant to the terms of the October Debentures, $1,550,000 of the proceeds from the sale of the October Debentures have been held back and will be released to us if, and only if, we acquired ISI's facility within 90 days of October 29, 2003 and provide a mortgage on the facility as further security for the October Debentures. The October Debentures mature on October 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.

Upon completing the sale of the October Debentures, we received $3,275,000 in net proceeds consisting of $1,725,000 (net) from the October Debenture and $1,550,000 that was withheld from the July, debentures. As noted above, $1,550.000 of the October Debenure proceeds have been held back pending our completing the acquisition of the ISI facility.

The October Debentures are convertible at the option of the investors at any time through October 31, 2005 into shares of our common stock. The conversion price under the October Debentures is fixed at $2.02 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect.

The October 2008 Warrants received by the investors are to acquire at any time through October 31, 2008 an aggregate of 410,134 shares of common stock at a price of $2.32 per share. On October 29, 2004, the exercise price of these October 2008 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between October 29, 2003 and October 27, 2004 (but in no event less than $1.624 per share). The exercise price (and the reset price) under the October 2008 Warrants also is subject to similar adjustments for anti-dilution protection.

As of October 28, 2003, the investors had converted $4,427,580 of debt into 3,032,589 shares of our common stock. The remaining principal balance on the debentures is convertible into shares of our stock at the option of the investors at any time, through the maturity date. In addition, we have paid $1.3 million ($951,000 paid through September 30, 2003) into the debenture cash collateral account as required by the terms of the October Debentures. These amounts have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of September 30,2003. The cash collateral account provides partial security for repayment of the March, July and October, 2008 debentures in the event of default.

We entered into a Registration Rights Agreement with the investors in connection with the issuance of the October Debentures and the October 2008 Warrants. The Registration Rights Agreement requires that we register on behalf of the holders the shares of common stock issuable upon conversion of the Debentures, as interest shares under the Debentures and upon exercise of the October 2008 Warrants. If the Registration Statement containing these shares is not filed within the time period required by the agreement, not declared effective within the time period required by the agreement or, after it is declared effective and subject to certain exceptions, sales of all shares required to be registered thereon cannot be made pursuant thereto, then we will be required to pay to the investors their pro rata share of $3,635 for each day any of the above conditions exist with respect to this Registration Statement.

In conjunction with both the March and July 2003 6% convertible debenture placements we paid the placement agent, Cardinal Capital, an investment banking fee equal to 7% of the investments made by the Debenture holders. A portion of this fee was paid with the issuance of 30,000 shares of our common stock. Placement agent also received 425,000 warrants to purchase common stock, of which 112,500 are exercisable at $1.74 per share, 112,500 are exercisable at $2.57 per share and 200,000 are exercisable at $2.50 per share. The $1.74 warrants expire on July 10, 2008 and the other warrants expire on March 12, 2008. By agreement with Cardinal Capital, we registered all shares and warrants for public sale. In conjunction with the October 2003 private debenture offering, we paid Cardinal an investments banking fee of $245,000 and Cardinal will receive 87,500 five year warrants to purchase an aggregate of 87,500 shares at an exercise price of $2.42 per share.

The  March,  2008 and the July,  2008  debenture  issuances  of  $5,426,000  and
$5,426,000, respectively, and the October 29, 2003 issuance of $4,142,357 debentures and related embedded conversion features and warrant issuances, were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instrument, the Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

These pronouncements also provide for fair values of contingent conversion features of convertible debt securities to be determined when the contingent conversion price of is less than the market value of the underlying parent company or subsidiary common stock at the measurement date.

As a result the Company recorded debt discounts of approximately $9.0 million which, in effect, reduced the carrying value of our debt to zero. These costs are deferred and charged to interest expense over the life of the debentures. As of September 30, 2003, the amount of debt discount amortized to interest expense totaled approximately $5.4 million.

Recorded debt discounts on these debentures include an Original Issue Discount ("OID") of approximately $1.3 million as additional cost of the offerings. These costs are also deferred and expensed as interest over the life of the debentures.

Excluding the application of related accounting standards, our outstanding debt as of September 30, 2003 totaled $4.9 million.

In connection with the debenture agreements, the Company has outstanding letters of credit totaling $1 million as additional collateral. In addition, as of September 30, 2003, the Company has $200,000 in restricted cash under other letter of credit agreements required by our insurance carrier.

Note 10: AUTHORIZED SHARES:


On July 31, 2003, we had approximately 104,000 shares of our authorized shares of Common Stock that were not issued or reserved for issuance. In order to accommodate the shares needed for the July Debenture, Dr. Carter, our Chief Executive Officer and Cardinal Capital, the placement agent, agreed that they would not exercise their warrants or options unless and until our stockholders approved an increase in our authorized shares of common stock (see note 11). This action freed up 3,206,650 shares. One of the proposals for the annual meeting of our stockholders that was held in September 2003 was an amendment to our certificate of incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 (the "Proposal"). We could not be assured that the Proposal would be approved.

Our stockholders approved an amendment to our corporate charter at the Annual Stockholder meeting held in Philadelphia, PA on September 10, 2003. This amendment increased our authorized shares from 50,000,000 to 100,000,000. As of September 30, 2003, we have issued and outstanding shares totaling 37,654,543 and 16,393,990 shares reserved for use upon the conversion of the debenture and the exercise of outstanding warrants and options.


Note 11: EXECUTIVE COMPENSATION

In order to facilitate the Company's need to obtain financing and prior to our shareholders approving an amendment to our corporate charter to merge the number of authorized shares, Dr. Carter agreed to waive his right to exercise certain warrants and options unless and until our shareholder approved an increase in our authorized shares of Common Stock.

In October 2003, in recognition of this action as well as Dr. Carter's prior and on-going efforts relating to product development securing critically needed financing and the acquisition of a new product line, the Compensation Committee determined that Dr. Carter be awarded bonus compensation in 2003 consisting of $196,636 and a grant of 1,450,000 stock warrants with an exercise price of $2.20 per share. This additional compensation was reviewed by an independent valuation firm and found to be fair and reasonable within the context of total compensation paid to chief executive officers of comparable biotechnology companies.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this document constitute "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward- looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drugs, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

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

                                    Overview

We were founded in the early 1970s as a contract researcher for the National Institutes of Health (NIH). Dr. William A. Carter, M.D., joined us in 1976 and ultimately became our CEO in 1988. He has focused us on exploring, understanding and mastering the mechanism of nucleic acid technology to produce a promising new class of drugs for treating chronic viral diseases and disorders of the immune system. In the course of almost three decades, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and the development of therapeutic products for the treatment of chronic diseases. Our strategy is to use our proprietary drug, Ampligen(R), to treat diseases for which adequate treatment is not available. We seek the required regulatory approvals which will allow the progressive introduction of Ampligen(R) for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS"), HIV, Hepatitis C ("HCV") and Hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. Ampligen(R) is currently in phase III clinical trials in the U.S. for use in treatment of ME/CFS and is in Phase IIb clinical trials in the U.S. for the treatment of newly emerged multi-drug resistant HIV, and for the induction of cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktails.

In March, 2003, we acquired from Interferon Sciences Inc. ("ISI"), all of ISI's raw materials, work-in-progress and finished product of Alferon N Injection(R), together with a limited license for the production, manufacture, use, marketing and sale of the product. Alferon N Injection(R) [interferon alfa- n3 (human derived)] is a natural alpha interferon that has been approved by the U.S. Food and Drug Administration ("FDA") for commercial sale for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. We intend to market this product in the United State through sales facilitated via third party marketing agreements. In the future, we expect to implement studies, beyond those conducted by ISI, for testing the potential treatment of HIV, Hepatitis C and other indications, including multiple sclerosis. This acquisition not withstanding, our primary focus remains the development of Ampligen(R) for treating ME/CFS and HIV diseases.

In March, 2003, we entered into an agreement with ISI subject to certain events that would grant us global rights to sell Alferon N Injection(R) as well as acquire certain other assets of ISI which include but are not limited to real estate and property, plant and equipment.

We outsource certain components of our research and development, manufacturing, marketing and distribution, while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

We were reincorporated in Delaware and changed our name to HEM pharmaceutical Corp., in 1991 and to Hemispherx Biopharma, Inc. in June 1995. We have three domestic subsidiaries consisting of BioPRo Corp., BioAgen Corp., and Core BioTech Corp., all of which are incorporated in Delaware. Our foreign subsidiaries include Hemispherx Biopharma, Inc. Europe N.V./S.A. established in Belgium in 1998 and Hemispherx Biopharma, Inc. Europe S.A. ("Hemispherx S.A.") incorporated in Luxembourg 2002.

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

ALFERON N Injection(R). Although ALFERON N Injection(R) is approved for marketing in the United States for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments such as multiple sclerosis and cancer.


Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval, our operations will be significantly affected.

All of our drugs and associated technologies other than ALFERON N Injection(R) are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. At present, ALFERON N Injection(R) is only approved for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of ALFERON N Injection(R) for other indications will require regulatory approval. In this regard, Interferon Sciences, Inc. ("ISI"), the company from which we obtained our rights to ALFERON N Injection(R), conducted clinical trials related to use of ALFERON N Injection(R) for treatment of HIV and Hepatitis C. In both instances, the FDA determined that additional studies were necessary in order to fully evaluate the efficacy of ALFERON N Injection(R) in the treatment of HIV and Hepatitis C diseases. We have no obligation or plans to conduct these additional studies at this time. Our principal development efforts are currently focused on Ampligen(R), which has not been approved for commercial use.

Our products, including Ampligen(R), are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch ("HPB") of Canada, and the European Medical Evaluation Agency ("EMEA") in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen(R) or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen(R) will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen(R) is authorized for use in clinical trials in the United States and other countries, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. If Ampligen(R) or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations will be materially adversely effected.

We may continue to incur substantial losses and our future profitability is uncertain.

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of September 30, 2003 our accumulated deficit was approximately $110,000,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

         The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. Based on our current projections, we may need $2.0 million in additional financing to fund operations and debt service over the next twelve months subsequent to September 30, 2003. Our projections assume that our debenture holders do not continue to convert the remaining debt into common stock and that we will need cash to repay the debt as scheduled. If the debenture holders continue to periodically convert the debentures into our common  stock,  we may not need  additional  funds.  Also,  sales of  Alferon  N
Injection(R) could exceed our projection and reduce the need for additional financing during this period. Between March and the end of October 2003, we received approximately $10.3 million in net proceeds from the sale of all three sets of debentures and the exercise of warrants issued in conjunction with the Debentures due January 2005. Pursuant to the terms of the October Debentures, if and when we close on the second ISI asset acquisition, we will receive additional net proceeds of $1.55 million. As of September 30, 2003, we had approximately $5.1 million in cash and short term investments. We believe that these funds plus 1) the initial net proceeds of approximately $1.7 million from October Debenture placement, 2) the release of the remaining $1.55 million in net proceeds from the July Debentures, 3) the anticipated infusion of approximately $1.55 million in remaining net proceeds from the October Debentures and 4) the projected net cash flow from the sale of ALFERON N Injection(R) should be sufficient to meet our operating requirement for the next 12 months. We may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing
Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material effect on our ability to develop our products. In addition, if we do not timely complete the second ISI asset acquisition, our financial condition could be materially and adversely affected (see the next risk factor).

If we do not complete the second Interferon Sciences, Inc. asset acquisition, our ability to generate revenues from the sale of ALFERON N Injection(R) and our financial condition will be adversely affected.

In March, 2003 we executed two agreements with Interferon Sciences, Inc. ("ISI") to purchase certain assets of ISI. In the first agreement we acquired ISI's inventory of ALFERON N Injection(R) and a limited license for the production, manufacture, use, marketing and sale of this product. Our ability to generate sustained revenues from sales of this product is dependent, among other things, on our completing the terms of the second agreement to acquire the balance of ISI's rights to its product as well as ISI's production facility used to formulate and purify the drug concentrate of ALFERON N Injection(R). If we are unable to generate sustained revenues from the sale of this product, our financial condition could be materially and adversely affected.

In addition, pursuant to terms of the October Debentures, we are required to acquire ISI's facility within 90 days from October 29, 2003 and, unless and until we acquire the facility, $1,550,000 of the proceeds from the sale of the October Debentures will be held back. The same condition was in the July Debentures and in the debentures issued in March 2003; however, the holders waived this condition in both debentures. Consummation of the second agreement requires, among other things, approval by ISI's stockholders and certain environmental approvals with regard to the sale of the facility. As of the date hereof, ISI has filed with the Securities and Exchange Commission a preliminary proxy statement for a special meeting of its stockholders at which approval of the second acquisition will be sought. ISI has received written environmental approval from the state of New Jersey.

Due to ongoing delays on the part of ISI, on September 23, 2003, we commenced an action against ISI in Delaware seeking specific performance and declaratory and injunctive relief related to the first and second asset acquisition agreements. Our primary objectives are to compel ISI to complete the second asset acquisition and to prevent ISI from terminating the second asset acquisition agreement due to the passage of time. For more information on this action, see "Legal Proceedings" in "Our Business" below. It is possible that that this lawsuit could further delay the closing of the second asset acquisition.

In addition, pursuant to the agreements, we have been paying certain expenses of ISI. Given ISI's precarious financial condition, if we stop making these payments, ISI could declare bankruptcy. This would most likely further delay and possibly jeopardize a closing under the second asset purchase agreement.

Our failure to complete the acquisition within the 90 day period will be a technical default of the terms of the October Debentures and, absent consent from the holders of these debentures for additional time, most likely would result in our having to redeem the securities. If we do not receive the additional funds from the October Debentures as planned and, especially if we are required to redeem these debentures, our financial condition would be materially and adversely affected and we would probably have to reduce or possibly curtail operational spending including some critical clinical effort. In addition, although we have not yet completed the acquisition, we issued an aggregate of 581,761 shares to GP Strategies and the American National Red Cross, two creditors of ISI, as partial consideration for the acquisition and we may be required to repurchase some or all of these shares in the future at $1.59 per share (see the risk factor "We have guaranteed the value of a number of shares issued and to be issued as a result of our acquisition of assets from Interferon Sciences. If our share price is not above $1.59 per share 12, 18 or 24 months after the dates of issuance of the guaranteed shares, our financial condition could be adversely affected" below). If we do not complete the acquisition, we will look to ISI to pay us the value of the shares that we issued to these two creditors. No assurance can be given that we will be able to so recoup the value of these shares.

We have guaranteed the value of a number of shares issued and to be issued as a result of our acquisition of assets from Interferon Sciences. If our share price is not above $1.59 per share 12, 18 or 24 months after the dates of issuance of the guaranteed shares, our financial condition could be adversely affected.

In March 2003 we issued 487,028 shares to Interferon Sciences and, upon the consummation of the second Interferon Sciences asset acquisition, we will issue an additional 487,028 shares to Interferon Sciences. In May 2003 we issued an aggregate of 581,761 shares to two of Interferon Sciences' creditors. We anticipate, but cannot assure, that we will close the second Interferon Sciences asset acquisition sometime prior to the end of December 2003. We have guaranteed the value of up to 1,430,817 of these shares to be $1.59 per share or $2,275,000 in the aggregate on the relevant termination dates, which are inclusive of 424,528 guaranteed unissued shares with respect to the second asset acquisition agreement with ISI which, to date remains unconsummated. As of October 29, 2003, 1,312,817 of the 1,430,817 shares have not been sold. The termination dates are 24 months after the dates of issuance and delivery of the guaranteed shares to ISI, 18 months after the date of issuance of the guaranteed shares to GP Strategies and 12 months after the date of issuance of the guaranteed shares to the American National Red Cross. The guarantee relates only to those shares still held by Interferon Sciences and the two creditors on the applicable termination date. If, within 30 days after the relevant termination date, holders of the guaranteed shares request that we honor the guarantees, we will reacquire the holders' remaining guaranteed shares and pay the holders $1.59 per share. By way of example, assuming that all remaining 1,312,817 shares are still held on the relevant termination dates, we would be obligated to pay to Interferon Sciences and these two creditors an aggregate of $2,087,380. The reported last sale price for our common stock on the American Stock Exchange on November 14, 2003 was $2.65 per share. If, during the 31 days commencing on the relevant termination dates, the market price of our stock is not above $1.59 per share, we most likely would be requested and obligated to pay the guaranteed amount on the guaranteed shares outstanding on the relevant termination dates. We believe that the number of guaranteed shares still outstanding on the relevant termination dates will be a factor of the market price and sales volume of our common stock during the 24, 18 and 12 month periods prior to the relevant termination date.

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

We need to preserve and acquire enforceable patents covering the use of Ampligen(R) for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen(R) for such disease. If and when we obtain all rights to ALFERON N Injection(R), we will need to preserve and acquire enforceable patents covering its use for a particular disease too. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our drug product which are carried out according to standard operating procedure manuals. We have been issued certain patents including those on the use of Ampligen(R) and Ampligen(R) in combination with certain other drugs for the treatment of HIV. We also have been issued patents on the use of Ampligen(R) in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen(R) in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen(R) as a sole treatment for any of the cancers, which we have sought to target. With regard to ALFERON N Injection(R), Interferon Sciences, Inc. has a patent for natural alpha interferon produced from human peripheral blood leukocytes and its production process and has additional patent applications pending. We will acquire this patent and related patent applications if and when we close on the second Interferon Sciences asset acquisition. We cannot assure you that any of these applications will be approved or that our competitors will not seek and obtain patents regarding the use of our products in combination with various other agents, for a particular target indication prior to us. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional pending patents, we may not be able to successfully market our products.

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

If our distributors do not market our products successfully, we may not generate significant revenues or become profitable.

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

The purified drug concentrate utilized in the formulation of ALFERON N Injection(R) is manufactured in ISI's facility and ALFERON N Injection(R) is formulated and packaged at a production facility operated by Abbott Laboratories located in Kansas. If and when we close on the second ISI asset acquisition, we will acquire their New Brunswick, NJ facility. We still will be dependent upon Abbott Laboratories and/or another third party for product formulation and packaging.

We may not be profitable unless we can produce Ampligen(R) or other products in commercial quantities at costs acceptable to us.

We have never produced Ampligen(R) or any other products in large commercial quantities. Ampligen(R) is currently produced for use in clinical trials. We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligen(R) or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected. Also, each production lots of Alferon N Injection(R) is subject to FDA review and approval prior to releasing the lots to be sold. This review and approval process could take considerable time, which would delay our having product in inventory to sell. Alferon N Injection(R) has a shelf life of 18 months after being bottled.


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

ALFERON N Injection(R). At present, ALFERON N Injection(R) is only approved for the intralesional (within the lesion) treatment of refractory or recurring external genital warts in adults. In clinical trials conducted for the treatment of genital warts with ALFERON N Injection(R), patients did not experience serious side effects; however, there can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of ALFERON N Injection(R) which could threaten or limit such product's usefulness.

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

Our success is dependent on the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen(R), and his knowledge of our overall activities, including patents, and clinical trials. The loss of Dr. Carter's services could have a material adverse effect on our operations and chances for success. While we have an employment agreement with Dr. Carter, and have secured key man life insurance in the amount of $2 million on the life of Dr. Carter, the loss of Dr. Carter or other personnel, or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended October 31, 2003, the price of our common stock has ranged from $.74 to $3.35. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

As of October 30, 2003, approximately 1,098,789 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. All of these shares were registered pursuant to agreements between us and the holders of these shares. In addition, we have registered 6,993,001 shares issuable (i) upon conversion of approximately 135% of the July Debentures and 100% of the remaining principal balance on the Debentures due January 2005;
(ii) as payment of 135% of the interest on all of the Debentures; (iii) upon exercise of 135% of the July 2008 Warrants and the June 2008 Warrants; and (iv) upon exercise of certain other warrants and stock options. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We will be registering 3,671,599 shares issuable (i) upon the conversion of approximately 135% of the principal of the October 2005 debentures as well 135% of the interest on the October 2005 debentures and 135% of the October 2005 debenture warrants. Moreover, we anticipate that we will be issuing and registering for public resale 487,028 shares if and when we close the second ISI asset acquisition. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November, 2002 we adopted a shareholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 12.9% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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


New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity inventors do not have the characteristic of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provision of Interpretation No. 46 are applicable no later than July 1, 2003. This Interpretation No. 46 did not have an effect on the consolidated financial statements.

In May 2003, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity". This Statement establishes standards for how an issuer classifies and measures in statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is with its scope as a liability (or an assets in some circumstances) because that financial instrument embodies an obligation. This statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity. To date, the adoption of these Interpretation did not have an effect on the consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 versus Three months ended September
30, 2002

Our net losses of approximately $5,422,000 or $.15 per share for the three months ended September 30, 2003 primarily consists of $2,934,000 in non-cash interest charges related to our March, 2005 debentures and $389,000 related to our July, 2005 debentures. Excluding these non cash charges, operating losses were $1,766,000 compared to operating losses of $1,882,000 in 2002. The operating losses of $1,766,000 include $328,000 related to our acquired Alferon N Injection(R) operations.

Revenues for the three months ended September 30, 2003 were $194,000 including $157,000 from the net sales of Alferon N Injection(R). Sales in 2002 were $79,000 from sales of Ampligen(R) related to our cost recovery clinical program. Sales of Ampligen(R) are expected to decline as the AMP 516 ME/CFS clinical trial near completion. Sales of Alferon N(R) are expected to increase as we produce more product and our marketing/sales programs get underway.

Research and Development costs of $846,000 in the three months ended September 30, 2003 compared to research and development costs of $1,194,000 in the same three months of 2002. These costs primarily reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers. At this time, this effort consists of conducting clinical trials involving patients with ME/CFS and patients with HIV. Our research and development costs are $348,000 lower in 2003 due to reduced costs associated with the development of Ampligen(R) to treat ME/CFS patients. In the three months ended September 30, 2002, our ME/CFS Phase III clinical trial was in full force therefore increasing our manufacturing and clinical support expenses during that period. The Amp 516 trial is nearing completion with far fewer patients enrolled.

General and Administrative ("G&A") expenses were approximately $1,045,000 during the three months ended September 30, 2003. Excluding the expenses related to our new Alferon division totaling $416,000 our G&A expenses were $628,000 inclusive of a $197,000 bonus granted by the Board to Dr. Carter, compared to $767,000 in expenses for the same period in 2002. This reduction of $139,000, basically resulted from lower legal and public relations expenses.


Nine months ended September 30, 2003 versus Nine Months ended June 30, 2002

During the nine months period ended September the 30, 2003, we have 1) acquired certain assets and patent rights to ALFERON N Injection(R) 2) privately placed the March, 2008 and the July, 2008 6% convertible debentures with an aggregate maturity value of $10,852,000 (gross proceeds of $9,300,000) and 3) continued our efforts to develop Ampligen(R) for the treatment of patients afflicted with ME/CFS and HIV, 4) activated the New Brunswick production facility to process doses of Alferon N and 5) produced 21,000 doses of Alferon now in the final FDA approval process.

In the nine months period ended September 30, 2003, we recorded $10,728,000 or $.31 per share in net losses. In the same period in 2002, we had net losses of $6,013,000 or $.19 per share. The losses in 2003 includes $5,795,000 in non-cash interest charges relating to our March, 2005,and July, 2005 6% convertible debentures. These non-cash interest charges account for 54% of our net losses in the nine month period ended September 30, 2003. In addition, our losses during this period include $671,000 in expenses relating to our new Alferon division. Solely for comparison purposes, excluding our 2003 losses for these two factors, our losses were $4,262,000 in 2003 compared to $6,013,000 in 2002 or a reduction in the amount of $1,751,000.

Revenues were $354,000 in the first nine months of 2003 compared to revenues of $826,000 in the first nine months of 2002. Revenues in 2002 included $563,000 of license fee income which was not repeated during this period in 2003. Revenues in 2003 include $118,000 in ME/CFS Cost Recovery Income and $236,000 in net sales of ALFERON N.

Overall costs and expenses were lower in the nine months ended September 30, 2003 by approximately $836,000 compared to the first nine months of 2002. Total costs and expenses in 2003 were $5,348,000 versus $6,179,000 in 2002. In 2003, our costs consisted of $895,000 for ALFERON N Injection(R) related expenses, $2,574,000 for Ampligen(R) research and development costs and $1,879,000 for general and administrative expenses, which includes a bonus of $197,000 issued to Dr. Carter in the quarter ending September 30, 2003 for services performed during 2001 and 2002.

Production costs were $224,000 in the first nine months of 2003. These costs reflect approximately $117,000 for the cost of sales of ALFERON N Injection(R) during the period of April 1, 2003 through September 30, 2003. In addition, we recorded $107,000 of production costs at the New Brunswick facility. We ramped up the facility in April, 2003 and started production on three lots of work in process inventory.

Research and Development costs of $2,574,000 in the nine months ended September 30, 2003 compared to research and development costs of $3,732,000 in the first nine months of 2002. These costs primarily reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers. At this time, this effort consists of conducting clinical trials involving patients with ME/CFS and patients with HIV. Our research and development direct costs are $1,158,000 lower in 2003 due to reduced costs associated with the development of Ampligen(R) to treat ME/CFS patients. In the first nine months of 2002, our ME/CFS Phase III clinical trial was in full force and effect therefore increasing our manufacturing and clinical support expenses during that period.

Over 230 patients have participated and/or participating in our ME/CFS Phase III clinical trial. Approximately 16 patients are still in the randomized phase of the clinical process. We expect to complete the randomized placebo controlled phase of this study by the first quarter of 2004. At that time we will complete data collection and start the data analysis process with the expectation of filing an NDA (New Drug Application) with the FDA by the second quarter of 2004. As with any experimental drug being tested for use in treating human diseases, the FDA must approve the testing and clinical protocols employed and must render their decision based on the safety and efficacy of the drug being tested. Historically this is a long and costly process. Our ME/CFS AMP 516 clinical study is a Phase III study, which based on favorable results, will serve as the basis for us to file a new drug application with the FDA. The FDA review process could take 18-24 months and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) required more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our application. Given these variable, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

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

Since acquiring the right to manufacture and marketing of Alferon N in March, 2003 we have focused on converting the work-in-progress inventory into finished goods. This work-in-progress inventory included three production lots totaling the equivalent of approximately 54,000 vials (doses) at various stages of the manufacturing process. On August 8, 2003 we released the first lot of product to Abbott Laboratories for bottling and realized some 21,000 vials of ALFERON N. Which are now in the final review process. Preliminary work has started on completing the second lot of approximately 17,000 vials. Our production and quality control personnel in the New Brunswick facility are involved in the extensive process of manufacturing and validation required by the FDA. Plans are underway for completing the third lot of some 16,000 vials now in very early stages of production.

Our marketing and sales plan for ALFERON N consists of engaging sales force contract organizations and supporting their sales efforts with marketing support. This marketing support would consist of building awareness of ALFERON N with physicians as a successful and effective treatment of refractory of recurring external general warts in patients of age 18 or older and to assist primary prescriber in expanding their practice.

On August 18, 2003, we entered into a sales and marketing agreement with Engitech, LLC. to distribute ALFERON N on a nationwide basis. The agreement stipulated that Engitech will deploy a sales force of 100 sales representatives within one year in the U.S. domestic market and further expand the sales team up to 250 sales representative in the second year and after that as many as it takes to continually drive market share. Engitech, Inc. is to develop and implement marketing plans including extensive scientific and educational programs for use in marketing ALFERON N.

General and Administrative expenses ("G&A") were $2,550,000 during the nine months ended September 30, 2003, which includes $671,000 of expenses relating to our new Alferon Division. Excluding the Alferon expenses, our G&A costs were $1,879,000 compared to $2,447,000 of expenses in 2002. This Decrease of $568,000 is primarily due to Lower Legal Expenses and lower Public Relation costs. In the nine months ended September 30, 2002 we incurred significant legal costs associated with the Asensio lawsuit and trial. See "Legal Proceeding" for more details.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine months ended September 30, 2003 was $4,926,000. Cash provided by financial activities for nine months ended September 30, 2003 amounted to $7,568,000 substantially from proceeds from debentures (see below). As of September 30, 2003, we had approximately $5,100,000 in cash and cash equivalents and short term investments and $141,000 in accounts receivable. We believe that these funds plus the net proceeds of approximately $3.2 million from the recently placed debentures due October 31, 2005 (inclusive of the $1.55 million of proceeds held back pending the acquisition of the ISI facility), the projected revenue from the acquisition of the ALFERON N Injection(R) business and additional financing of $2.0 million will be sufficient to meet our operating requirements including debt service during the twelve months subsequent to September 30, 2003. The need for additional financing assumes that the debenture holders do not continue to convert debt into common stock and that we will need cash to repay the debt as scheduled. If the debenture holders continue to convert debt, we may not need additional funds. Also, sales of ALFERON N Injection(R) could be greater than expected which will reduce our need for additional financing during the twelve months subsequent to September 30, 2003. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash. If we do not timely complete the second ISI asset acquisition, our financial condition could be materially and adversely affected (see the risk factor "If we do not complete the second Interferon Sciences asset acquisition, our ability to generate revenues from the sales of ALFERON N Injection(R) and our financial condition will be adversely affected").

All clinical trial drug supplies produced and acquired in 2003 have been fully expensed although some costs are expected to be recovered under the expanded access cost recovery programs authorized by FDA and regulatory bodies in other countries. Our operating cash "burn rate" should decline as the AMP 516 ME/CFS clinical trial nears completion and the cost of European market development activity is reduced.

On March 12, 2003, we issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due January 2005 (the "March Debentures") and an aggregate of 743,288 warrants to two investors in a private placement for aggregate gross proceeds of $4,650,000. Pursuant to the terms of the March Debentures, $1,550,000 of the proceeds from the sale of the March Debentures were to have been held back and will be released to us if, and only if, we acquired ISI's facility with in a set timeframe. Although we have not acquired ISI's facility yet, these funds were released (see the discussion below). The March Debentures mature on January 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the March Debentures, we have pledged all of our assets, other than our intellectual property, as collateral and are subject to comply with certain financial and negative covenants, which include but are not limited to the repayment of principal balances upon achieving certain revenue milestones.

         The March Debentures are convertible at the option of the investors at any time through January 31, 2005 into shares of our common stock. The conversion price under the March Debentures is fixed at $1.46 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect.

         The investors also received Warrants to acquire at any time through March 12, 2008 an aggregate of 743,288 shares of common stock at a price of $1.68 per share. On March 12, 2004, the exercise price of the Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between March 13, 2003 and March 11, 2004 (but in no event less than $1.176 per share). The exercise price (and the reset price) under the Warrants also is subject to similar adjustments for anti-dilution protection. All of these warrants have been exercised.

We entered into a Registration Rights Agreement with the investors in connection with the issuance of the March Debentures and the Warrants. The Registration Rights Agreement requires that we register the shares of common stock issuable upon conversion of the Debentures, as interest shares under the Debentures and upon exercise of the Warrants. In accordance with this agreement, we have registered these shares.

On July 10, 2003, we issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 (the "July Debentures") and an aggregate of 507,103 Warrants (the "July 2008 Warrants") to the same investors who purchased the March 12, 2003 Debentures, in a private placement for aggregate anticipated gross proceeds of $4,650,000. Pursuant to the terms of the July Debentures, $1,550,000 of the proceeds from the sale of the July Debentures were to have been held back and will be released to us if, and only if, we acquired ISI's facility with in a set timeframe. Although we have not acquired ISI's facility yet, these funds were released (see the discussion below). The July Debentures mature on July 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.

The July Debentures are convertible at the option of the investors at any time through July 31, 2005 into shares of our common stock. The conversion price under the July Debentures was fixed at $2.14 per share; however, as part of new debenture placement closed on October 29, 2003 (see below), the conversion price under the July Debentures was lowered to $1.89 per share. The conversion price is subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect.

The July 2008 Warrants received by the investors are to acquire at any time through July 31, 2008 an aggregate of 507,103 shares of common stock at a price of $2.46 per share. On July 10, 2004, the exercise price of these July 2008 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between July 11, 2003 and July 9, 2004 (but in no event less than $1.722 per share). The exercise price (and the reset price) under the July 2008 Warrants also is subject to similar adjustments for anti-dilution protection.

We entered into a Registration Rights Agreement with the investors in connection with the issuance of the July Debentures and the July 2008 Warrants. The Registration Rights Agreement requires that we register on behalf of the holders the shares of common stock issuable upon conversion of the Debentures, as interest shares under the Debentures and upon exercise of the July 2008 Warrants. These shares have been registered for public sale.

On June 25, 2003, we issued to each of the March 12, 2003 Debenture holders a warrant to acquire at any time through June 25, 2008 an aggregate of 500,000 shares of common stock at a price of $2.40 per share. On June 25, 2004, the exercise price of these June 2008 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between June 26, 2003 and June 24, 2004 (but in no event less than $1.68 per share). The exercise price (and the reset price) under the June 2008 Warrants also is subject to adjustments for anti-dilution protection similar to those in the July 2008 Warrants. Pursuant to our agreement with the Debenture holders, we have registered the shares issuable upon exercise of these June 2008 Warrants for public sale.

On October 29, 2003, we issued an aggregate of $4,142,357 in principal amount of 6% Senior Convertible Debentures due October 31, 2005 (the "October Debentures") and an aggregate of 410,134 Warrants (the "October 2008 Warrants") in a private placement for aggregate anticipated gross proceeds of $3,550,000. Pursuant to the terms of the October Debentures, $1,550,000 of the proceeds from the sale of the October Debentures have been held back and will be released to us if, and only if, we acquired ISI's facility within 90 days of October 29, 2003 and provide a mortgage on the facility as further security for the October Debentures. The October Debentures mature on October 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.

Upon completing the sale of the October debentures, we received $3,275.000 in net proceeds consisting of $1,725.000 from the October debentures and $1,550.000 that had been withheld from the July, 2005 debentures. As noted above, $1,550.000 of the October 2008 denture proceeds have been held back pending our completing the acquisition of the ISI facility.

The October Debentures are convertible at the option of the investors at any time through October 31, 2005 into shares of our common stock. The conversion price under the October Debentures is fixed at $2.02 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect.

The October 2008 Warrants received by the investors are to acquire at any time through October 31, 2008 an aggregate of 410,134 shares of common stock at a price of $2.32 per share. On October 29, 2004, the exercise price of these October 2008 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between October 29, 2003 and October 27, 2004 (but in no event less than $1.624 per share). The exercise price (and the reset price) under the October 2008 Warrants also is subject to similar adjustments for anti-dilution protection.

As of October 28, 2003, the investors had converted $4,427,580 of debt into 3,032,589 shares of our common stock. The remaining principal balance on the debentures is convertible into shares of our stock at the option of the investors at any time, through the maturity date. In addition, we have paid $1.3 million ($951,000 paid through September 30, 2003) into the debenture cash collateral account as required by the terms of the October Debentures. These amounts have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of September 30,2003. The cash collateral account provides partial security for repayment of the March, July and October, 2008 debentures in the event of default.

We entered into a Registration Rights Agreement with the investors in connection with the issuance of the October Debentures and the October 2008 Warrants. The Registration Rights Agreement requires that we register on behalf of the holders the shares of common stock issuable upon conversion of the Debentures, as interest shares under the Debentures and upon exercise of the 2008 Warrants. If the Registration Statement containing these shares is not filed within the time period required by the agreement, not declared effective within the time period required by the agreement or, after it is declared effective and subject to certain exceptions, sales of all shares required to be registered thereon cannot be made pursuant thereto, then we will be required to pay to the investors their pro rata share of $3,635 for each day any of the above conditions exist with respect to this Registration Statement.

By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the July 2003 private debenture offering and the March 2003 private debenture offering on substantially the same terms, we paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the two Debenture holders and issued to Cardinal certain warrants. A portion of the investment banking fee was paid with the issuance of 30,000 shares of our common stock. Cardinal also received 425,000 warrants to purchase common stock, of which 112,500 are exercisable at $1.74 per share, 112,500 are exercisable at $2.57 per share and 200,000 are exercisable at $2.50 per share. The $1.74 warrants expire on July 10, 2008 and the other warrants expire on March 12, 2008. By agreement with Cardinal, we have registered 455,000 shares for public sale. In conjunction with the October 2003 private debenture offering, we paid Cardinal an investment banking fee of $245,000 and Cardinal will receive 87,500 five year warrants to purchase an aggregate of 87,500 shares at an exercise price of $2.42 per share.

On March 11, 2003, we acquired from Interferon Sciences, Inc. ("ISI"), ISI's inventory of ALFERON N Injection(R), a pharmaceutical product used for intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, and a limited license for the production, manufacture, use, marketing and sale of this product. As partial consideration, we issued 487,028 shares of our common stock to ISI Pursuant to our agreements with ISI, we have registered these shares for public sale. We also agreed to pay ISI 6 % of the net sales of ALFERON N Injection(R).

Except for 62,500 of the shares issued to ISI, we have guaranteed the market value of the shares retained by ISI as of March 11, 2005, the termination date, to be $1.59 per share. ISI is permitted to periodically sell certain amounts of its shares. If, within 30 days after the termination date, ISI requests that we honor the guarantee, we will be obligated to reacquire ISI's remaining guaranteed shares and pay the ISI $1.59 per share. Please see "We have guaranteed the value of a number of shares issued and to be issued as a result of our acquisition of assets from Interferon Sciences. If our share price is not above $1.59 per share 12, 18 or 24 months after the dates of issuance of the guaranteed shares, our financial condition could be adversely affected" in "Risk Factors," above.

On March 11, 2003, we also entered into an agreement to purchase from ISI all of its rights to the product and other assets related to the product including, but not limited to, real estate and machinery. For these assets, we agreed to issue to ISI an additional 487,028 shares and to issue 314,465 shares and 267,296 shares, respectively to The American National Red Cross and GP Strategies Corporation, two creditors of ISI. We have guaranteed the market value of all but 62,500 of these shares on terms substantially similar to those for the initial acquisition of the ISI assets. The termination date for these guarantees is 18 months after the date of issuance of the guaranteed shares to GP Strategies, 24 months after the date of issuance and delivery of the additional 487,028 guaranteed shares to ISI and 12 months after the date of issuance of the guaranteed shares to the American National Red Cross. We also agreed to satisfy other liabilities of ISI which are past due and secured by a lien on ISI's real estate and to pay ISI 6% of the net sales of products containing natural alpha interferon.


On May 30, 2003, we issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we have registered the foregoing shares for public sale.

In connection with the debenture agreements, we have outstanding letters of credit of $1 million as additional collateral.

In addition, as of September 30, 2003, we have $200,000 in restricted cash under other letter of credit agreements required by our insurance carrier. Prior to our annual meeting of stockholders in September 2003, we had a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise or outstanding convertible and exercisable securities a such as debentures, options and warrants. Prior to the meeting, to permit consummation of the sale of the July 2005 Debentures and the related warrants, Dr. Carter agreed that he would not exercised his warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in our authorized shares, we agreed to compensate Dr. Carter. (refer to note 11: Executive compensation)


On November 6, 2003 we acquired some of the outstanding ISI property tax lien certificates in the aggregate amount of $456,839 from certain investors. These tax liens were issued for property taxes and utilities due for 2000, 2001 and 2002.

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


ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

Excluding obligations to pay us for various licensing related fees, we had approximately $5,100,000 in cash, cash equivalents and short term investments at September, 2003. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. The Company employs established conservative policies and procedures to manage any risks with respect to investment exposure.

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

         In March 2003, the law firm of Schnader, Harrison, Segal & Lewis, LLP filed a complaint in the Court of Common Pleas of Philadelphia County against us for alleged legal fees in the sum of $65,051. This claim was settled for $12,000 and dismissed.

On September 16, 2003, we filed and subsequently served and moved for expedited proceedings on, a complaint filed in the Court Of Chancery of the State of Delaware, New Castle County, against ISI. The Complaint seeks specific performance, and declaratory and injunctive relief related to the first and second asset acquisition agreements with ISI. Specifically, we allege that ISI has delayed its performance pursuant to the agreements and, as a result, the second asset purchase did not close within 180 days of the date of the agreements. Paragraph 7.7 of the second asset purchase agreement states that either party to the agreement may terminate the agreement if there is no closing within 180 days of the date of the agreement. We request that the Court require ISI to specifically perform its obligations under the agreement or, in the alternative, that paragraph 7.7 of the agreement be eliminated or reformed to eliminate ISI's ability to terminate pursuant to that paragraph. We also request that ISI, as a result of its conduct, not be permitted to terminate the agreements pursuant to paragraph 7.7 or due to the passage of time. At a hearing held on September 29, 2003, the Court set a trial of our case for January 6-7, 2004 and accepted the agreement of the parties pursuant to which the date on which ISI may exercise its termination right is extended until no earlier than two weeks following trial. In response to our complaint, ISI has filed a motion to dismiss.

ITEM 2:   Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2003 and subsequent thereto, the Company issued debentures and warrants in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. For information on these issuances, see "Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Liquidity And Capital Resources."

ITEM 3:   Defaults in Senior Securities

None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on September 10, 2003. For information related to this meeting, see our current report on Form 8-K dated September 12, 2003.

ITEM 5:   Other Information

None

ITEM 6:   Exhibits and Reports on Form 8K

(a)  Exhibits

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

                  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

                  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

(b)Reports on Form 8-K

Form 8-K filed on July 14, 2003
Form 8-K/A (amending 8-K filed on March 31, 2003)filed August 13, 2003 Form 8-K filed on September 12, 2003 Form 8-K filed on September 24, 2003 Form 8-K filed on October 30, 2003

                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
Date: November 18, 2003              William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
Date: November 18, 2003              Robert E. Peterson
                                     Chief Financial Officer

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

Date:  November 18, 2003

                                    /s/_William A. Carter
                                    ------------------------
                                    William A. Carter
                                    Chief Executive Officer

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

Date:  November 18, 2003

                                    /s/Robert E. Peterson
                                    --------------------------
                                    Robert E. Peterson
                                    Chief Financial Officer

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



2539:
                                                /s/William A. Carter
                                                -----------------------
                                                Chief Executive Officer
                                                November 18, 2003

                                                                 EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



2572:
                                                    /s/ Robert E. Peterson
                                                    ------------------------
                                                    Chief Financial Officer
                                                    November 18, 2003