Form 10-K/A
period 2003-12-31
HEMISPHERX BIOPHARMA INC
filed 2004-03-30
CIK 946644

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

COMMON STOCK                                High                    Low
                                            ----                    ---
Time Period:
January 1, 2002 through March 31, 2002     $4.95                  $3.40
April 1, 2002 through June 30, 2002         4.00                   2.30
July 1, 2002 through September 30, 2002     2.89                   0.75
October 1, 2002 through December 31, 2002   2.95                   1.10

Time Period:
January 1, 2003 through March 31, 2003      2.19                   1.33
April 1, 2003 through June 30, 2003         3.35                   1.33
July 1, 2003 through September 30, 2003     2.35                   1.85
October 1, 2003 through December 31, 2003   2.94                   1.83


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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we believe that, during the fiscal year ended December 31, 2003, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis, except that Dr. Carter, Dr. Mitchell and Mr. Piani each filed a Form 5 late in which each reported one transaction that should have been reported on a Form 4 during 2003; Mr. Etheridge filed a Form 5 late in which he reported two transactions that should have been reported on a Form 4 during 2003; and Dr. Esteve and Mr. Kiani, we have been informed, are each in the process of filing a Form 3.



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



                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

Name and Principal Position   Year          Salary ($)            Restricted      Warrants & Options   All Other
                                                                  Stock Awards    Awards               Compensation
                                                                                                       (1)
----------------------------- ------------- --------------------- --------------- -------------------- ---------------
William A. Carter             2003           (4)$582,561                -         (5)1,450,000            $37,175
Chairman of                   2002           (4) 565,514                -         (8)1,000,000             25,747
the Board and CEO             2001           (4) 551,560                -         (2)  386,650             22,917
                                                                        -

Robert E. Peterson            2003           (9)$230,450                -                  -                 -
Chief                         2002               151,055                -         (8)  200,000               -
Financial                     2001               146,880                -         (3)   40,000               -
Officer

David R. Strayer, M.D.        2003           (6)$190,096               -                  -                 -
Medical Director              2002           (6)178,594                -          (8)   50,000               -
                              2001           (6)174,591                -          (7)   10,000               -

Carol A. Smith, Ph.D.         2003             $140,576                -                  -                 -
Director                      2002              128,346                -          (8)   20,000               -
of                            2001              124,800                -          (7)   10,000               -
Manufacturing

Robert Hansen, V.P. of        2003           (10)$104,500               -                  -                 -
Manufacturing                 2002                    -                 -                  -                 -
                              2001                    -                 -                  -                 -

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

     (4)Includes  a bonus of $94,952,  $96,684,  and  $99,481 in 2001,  2002 and
2003, respectively. Also includes funds previously paid to Dr. Carter by Hahnemann Medical University where he served as a professor until 1998. This compensation was continued by us and totaled $79,826 in 2001, $82,095 in 2002 and $84,776 in 2003.

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

     There are three elements in our executive total compensation program, all determined by individual and corporate performance as specified in the various employment agreements; base salary, annual incentive, and long-term incentives.

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

Long-Term Incentives

     We grant long-term inventive awards periodically to align a significant portion of the executive compensation program with stockholder interest over the long-term through encouraging and facilitating executive stock ownership. Executives are eligible to participate in our incentive stock option plans. Our Chief Executive Officer and President, Dr. William Carter, received a grant of 1,450,000 warrants in 2003. These warrants are exercisable at $2.20 per share and expire on September 8, 2008, unless previously exercised. These Warrants vest upon consummation of the second ISI asset closing or the filing by us with the U.S. Food and Drug Administration of a new drug application, whichever happens first. The warrants vested on March 17, 2004, when the second ISI asset closing was consummated.


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

21     Subsidiaries of the Registrant.

23.1   BDO Seidman, LLP consent.(9)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.(9)

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.(9)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.(9)

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.(9)
------------------------------------------------

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

     (8) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-1 Registration Statement (No. 333-113796) and is hereby incorporated by reference.

     (9) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By: /s/ William A. Carter
    ---------------------------------------------
        William A. Carter, M.D.
        Chief Executive Officer

March 29, 2004




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ William A. Carter       Chairman of the Board,     March 29, 2004
----------------------      Chief Executive
William A. Carter,M.D.      Officer and Director

/s/ Richard Piani           Director                   March 29, 2004
---------------------
Richard Piani

/s/ Robert E. Peterson      Chief Financial Officer    March 29, 2004
----------------------
Robert E. Peterson

/s/ Ransom Etheridge        Secretary And Director     March 29, 2004
----------------------
Ransom Etheridge

/s/ William Mitchell         Director                  March 29, 2004
---------------------
William Mitchell, M.D., Ph.D.



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

Date:  March 29, 2004

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

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.
Date:  March 29, 2004

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




                                               /s/ William A. Carter
                                               --------------------------
                                                William A. Carter, M.D.
                                                Chief Executive Officer
                                                March 29, 2004

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



                                           /s/ Robert E. Peterson
                                           ---------------------
                                           Robert Peterson
                                           Chief Financial Officer
                                           March 29, 2004