Form 10-Q
period 2004-03-31
HEMISPHERX BIOPHARMA INC
filed 2004-05-14
CIK 946644

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). / / Yes /X/ No

42,363,928 shares of common stock were issued and outstanding as of April 26, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    March 31,
                                                    2003          2004
                                                 -----------    ----------
                                   (Unaudited)
                              ASSETS
Current assets:

  Cash and cash equivalents                         $ 3,764      $  3,249
  Short term investments                              1,495         3,989
  Inventory                                           2,896         2,785
  Accounts and other
  receivables                                           282           280
  Prepaid expenses and other current assets             170           139

                                                 -----------    ----------
    Total current assets                              8,607        10,442

  Property and equipment, net                            94         3,387
  Patent and trademark rights, net                    1,027           992
  Investments                                           408           408
  Deferred acquisition costs                          1,546            -
  Deferred financing costs                              393           495
  Advance receivable                                  1,300         1,300
  Other assets                                           29            29
                                                 -----------    ----------
      Total assets                                 $ 13,404      $ 17,053
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                  $    488     $    424
  Accrued expenses                                     1,119          899
  Deferred revenue                                        -           497
  Current portion of long-term debt (net of
    discounts of $1,330)                                  -           670
  Redemption obligation                                   -         2,191
                                                 -----------    ----------
    Total current liabilities                          1,607        4,681
Long-Term Debt-net of current portion and
    discounts of $4,533 and $3,136, respectively       2,058        1,916

Commitments and contingencies:
Redeemable Common Stock                                  491        1,166

Stockholders' equity:
  Common stock                                            39           42
  Additional paid-in capital                         123,054      131,136
  Treasury stock - at cost                               (2)          (2)
  Accumulated deficit                               (113,843)    (121,886)
                                                 -----------    ----------
    Total stockholders' equity                         9,248        9,290
                                                 -----------    ----------
     Total liabilities and stockholders' equity     $ 13,404    $  17,053
                                                 ===========    ==========
See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)



                                              For the Three months ended
                                                      March 31,
                                              -------------------------
                                                 2003            2004
                                               ---------       ---------
                                              (Unaudited)     (Unaudited)
Revenues:

Sales of product, net                           $   19         $   259
Clinical treatment programs                         47              49

                                               ---------      ---------
                                                    66             308

Costs and expenses:

Production/cost of goods sold                      118             601
Research and development                           873             964
General and administrative                         667           2,844
                                               ----------     ---------
    Total cost and expenses                      1,658           4,409

Interest and other income                           50              11
Interest expenses                                  (17)           (101)
Financing costs                                    (58)         (3,851)
                                               ----------     ---------

   Net loss                                    $(1,617)        $(8,042)
                                               ==========     =========


Basic and diluted loss per share                $  (.05)         $ (.20)
                                               ==========     ==========

Basic and diluted weighted
average common shares outstanding             32,393,754      40,668,478
                                               ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                                        (Unaudited)
                                                  For the Three months ended
                                                         March 31,
                                                  --------------------------
                                                      2003          2004
                                                    --------     ---------

Cash flows from operating activities:

 Net loss                                           $(1,617)      $(8,042)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation of property and equipment                  22            23
 Amortization of patents rights                          36           134
 Amortization of deferred financing costs                57         2,905
 Financing costs related to redemption obligation         -           946
 Stock warrant compensation expense                       -         1,769

Changes in assets and liabilities:
Inventory                                                 -           111
Accounts receivable                                     (12)            2
Deferred Revenue                                          -           497
Prepaid expenses and other current assets               (72)           30
Accounts payable                                        189            21
Accrued expenses                                       (336)         (118)
Other assets                                             41            -
                                                     -------     ---------
Net cash used in operations                          (1,692)       (1,722)
                                                     -------     ---------

Cash flows from investing activities:
Purchase of land and building                           -            (143)
Additions to patent rights                             (18)           (99)
Maturity of short term investments                     520          1,496
Purchase of short term investments                       -         (3,986)
                                                   ---------    ---------
Net cash provided by(used in)
  investing activities                                 502         (2,732)
                                                   ---------    ---------
Cash flows from financing activities:
 Proceeds from exercise of stock warrants                -            244
 Proceeds from long-term borrowings                   3,100         4,000
 Payments on long-term borrowings                      (440)           -
 Deferred financing costs                              (268)         (305)
 Purchase of treasury stock                             (49)           -
                                                    --------     ---------
 Net cash provided by (used in) financing activities  2,343         3,939
                                                    --------     ---------
Net increase (decrease) in cash and cash equivalents  1,153          (515)
Cash and cash equivalents at beginning of period      2,256         3,764
                                                    --------     ---------
Cash and cash equivalents at end of period          $ 3,409        $3,249
                                                    ========     =========
Supplementary disclosures of cash flow information:
Issuance of common stock for accounts payable       $    -         $   85
Issuance of common stock for purchase of building   $    -         $1,626
Issuance of common stock for debt conversion and
interest payments                                   $    -         $3,641

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

These consolidated financial statements should be read in conjunction with our consolidated financial statements included in amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2003, as filed with the SEC on March 30, 2004.

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

The weighted average assumptions used for the period presented are as follows:

                                           March 31,
                                        2003     2004
Risk-free interest rate                5.23%       - %
Expected dividend yield                   -        -
Expected lives                      2.5 years      - years
Expected volatility                   63.17%       - %


Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the three months ended March 31, 2003 and 2004 would have been as follows:

                                            (In Thousands)
                                           Three Months Ended
                                                March 31,
                                          --------------------
                                           2003          2004


Net (loss) as reported                   $(1,617)    $(8,042)
Add: Stock based employee
compensation expense
Included in reported net loss,
net of Related tax effects                    -           -

Deduct:
Total stock based employee
compensation determined
under fair value method
for all awards, net
of related tax effects                      (137)         -
                                          -------     -------

Pro forma net loss                       $(1,754)    $(8,042)
                                          =======     =======

Basic and diluted loss
per share
As reported                               $(.05)      $(.20)
Pro forma                                 $(.05)      $(.20)


 Note 3: INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of the Company's common stock from the treasury. On October 12, 2000, the Company issued an additional 50,000 shares of its common stock and on March 7, 2001 the Company issued 12,000 more shares of its common stock from the treasury to Chronix for an aggregate equity investment of $700,000. The percentage ownership in Chronix is approximately 5.4% and is accounted for under the cost method of accounting. During the quarter ended December 31, 2002, we recorded a non cash charge of $292,000 with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on its then proposed investment offerings.

NOTE 4: INVENTORIES

The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Inventories consist of the following:

                                     March 31, 2004    December 31, 2003
                                      -------------     ----------------
Raw materials-work in process         $ 1,729,000           $1,729,000
Finished goods                          1,056,000            1,167,000
                                        -----------     ----------------
                                      $ 2,785,000           $2,896,000
                                      =============     ================

NOTE 5:  REVENUE AND LICENSING FEE INCOME

We executed a Memorandum of Understanding in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The option period ends 12 weeks after Fuji has had a chance to review the report on the results of our Amp 516 clinical trial and meet with the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we do not provide Fuji with the full report by May 31, 2004 we will be required to repay half of this fee and if we do not provide them with the report by December 31, 2004, we will be required to refund the entire fee. If Fuji exercises the option, Fuji would be required to pay us an additional 1,600,000 Euros upon execution of the Sales and Distribution agreement, purchase Ampligen(R) exclusively from us and meet certain annual minimum purchase quotas. We would be required to file an application with the EMEA for commercial sale of Ampligen(R) for ME/CFS on or before December 31, 2005. Upon our filing of that application, we would receive an additional 1,000,000 Euros and, upon approval by the EMEA, an additional 2,000,000 Euros. If we failed to meet the December 31, 2005 filing deadline, we would be required to return 40% of all payments that we had received from Fuji. We would be required to sell Ampligen(R) to Fuji at a 20% price discount until the aggregate amount of the discount reached $1,000,000 Euros (representing 50% of the initial 2,000,000 fee paid to us on and prior to execution of the definitive agreement). The foregoing is a summary of the memorandum of understanding. Although we anticipate preparing and issuing the AMP 516 report in the time frame noted, we cannot ensure this will occur. We also cannot ensure that Fuji will exercise the option or that the proposed terms of the Sales and Distribution Agreement will not change materially.

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

This method requires the computation of a ratio of cost incurred to date to total expected costs and then apply that ratio to total expected revenue. The amount of revenue recognized is limited to the total non-refundable cash received to date. The Fuji initial fee of $497,000 has been deferred as of March 31, 2004.

During the periods ending December 31, 2003 and March 31, 2004. The Company did not receive any grant monies from local, state and or Federal Agencies.

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



Note 6: ACQUISITION OF ASSETS OF INTERFERON SCIENCES, INC.


On March  11,  2003,  we  acquired  from  Interferon  Sciences,  Inc.'s  ("ISI")
inventory  of  ALFERON  N  Injection,  a  pharmaceutical  product  used  for the treatment of certain types of genital warts, and a limited license for the production, manufacture, use, marketing and sale of this product. As consideration, we issued 487,028 shares of our common stock, assumed certain liabilities and agreed to pay ISI 6% of the net sales of product. Pursuant to our agreements with ISI, we registered the foregoing shares for public sale.

Except for 62,500 of the shares issued to ISI, we had guaranteed the market value of the shares retained by ISI as of March 11, 2005, the termination date, to be $1.59 per share. ISI is permitted to periodically sell certain amounts of its shares. If, within 30 days after the termination date, holders of the guaranteed shares request that we honor the guarantee, we would have been obligated to reacquire the holders' remaining guaranteed shares and pay the holders $1.59 per share for a total of $675,000. Accordingly, certain shares issued in connection with this transaction were initially recorded as redeemable common stock outside of stockholders' equity. As of March 31, 2004, ISI had sold the 424,528 guaranteed shares at prices in excess of $1.59 per share.

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

On May 30, 2003, we issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we registered the foregoing shares for public sale. The value of these guaranteed shares totaled $925,000 and these shares were redeemable under certain conditions, accordingly they were initially reflected as redeemable common stock and deferred acquisition costs on the balance sheet as of December 31, 2003. As of March 31, 2004, GP Strategies had sold all of their 267,296 shares and the American National Red Cross had not sold their 314,465 shares. Additionally other liabilities associated with the real estate in the amount of $621,000 had been recorded as deferred acquisition costs. Upon ISI stockholder approval, which occurred on March 17, 2004, substantially all of the deferred purchase price was allocated to real estate.

Additionally, in March 2004, we issued 487,028 shares to ISI to complete the acquisition of the balance of ISI's rights to market its product as well as its production facility in New Brunswick, NJ. Except for 62,500 of the 487,028 shares issued to ISI at closing of this second asset acquisition, we have guaranteed the market value of the shares retained by ISI on terms substantially similar to those for the guaranteed shares issued to ISI on the first acquisition of ISI assets. As a result, the liability for ISI redeemable stock was $675,000 as of March 31, 2004. Pursuant to our agreement with ISI, we registered the foregoing shares for public sale.

On March 17, 2004, the Company acquired the land and buildings located in New Brunswick, NJ. The aggregated cost of the land and buildings was approximately $3,316,000. The cost of the land and buildings was allocated as follows:

                           Land              $   423,000

                           Buildings           2,893,000
                                               ---------

                           Total cost        $ 3,316,000
                                               =========



As of March 31, 2004 the 314,465 guaranteed shares held by the American National Red Cross had not been sold. As a result, the liability for this redeemable stock was $491,000.

We accounted for these transactions as a Business Combination under Statement of
Financial   Accounting  Standards  ("SFAS")  No.  141  Accounting  for  Business
Combinations.



The following table represents the Unaudited pro forma results of operations as though the ISI acquisitions had occurred on January 1, 2002.

                                      Three Months Ended March 31,

                                      2003                    2004
                                      ----                    ----
                                 (in thousands except for share data)

Net revenues                        $  308                    $308
Expenses                            (2,493)                 (8,365)
                                    -------                  ------

Net Loss                           $(2,185)                $(8,057)
                                   ========                 =======

Basic and diluted loss per share     $(.07)                  $(.20)
                                   --------                 -------

Weighted average shares
outstanding                       33,046,092              41,080,579
                                 ===========             ===========
----------------------------------------------------------------------------


Note 7: DEBENTURE FINANCING

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

As of December 31, 2003 the investors had converted the $5,426,000 principal of the March Debentures into 3,716,438 shares of our common stock. The total imputed interest on these Debentures was $111,711 of which $17,290 was paid in cash and $94,421 was paid by the issuance of 39,080 shares of common stock. The investors exercised the 743,288 warrants in July 2003 which produced proceeds in the amount of $1,248,724

On July 10, 2003, we issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 (the "July Debentures") and an aggregate of 507,102 Warrants (the "July 2008 Warrants") to the same investors who purchased the March 12, 2003 Debentures, in a private placement for aggregate anticipated gross proceeds of $4,650,000. Pursuant to the terms of the July Debentures, $1,550,000 of the proceeds from the sale of the July Debentures were to have been held back and will be released to us if, and only if, we acquired ISI's facility within a set timeframe. Although we had not acquired ISI's facility, these funds were released to us in October 2003. The July Debentures mature on July 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the July Debentures, we pledged all of our assets, other than our intellectual property, as collateral and were subject to comply with certain financial and negative covenants.

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

On June 25, 2003, we issued to each of the March 12, 2003 Debenture holders a warrant (collectively, the "June 2008 Warrants") to acquire at any time through June 25, 2008 an aggregate of 500,000 shares of common stock at a price of $2.40 per share. On June 25, 2004, the exercise price of these June 2008 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between June 26, 2003 and June 24, 2004 (but in no event less than $1.68 per share). The exercise price (and the reset price) under the June 2008 Warrants also is subject to adjustments for anti-dilution protection similar to those in the July 2008 Warrants. Pursuant to our agreement with the Debenture holders, we have registered the shares issuable upon exercise of these June 2008 Warrants for public sale.

On October 29, 2003, we issued an aggregate of $4,142,357 in principal amount of 6% Senior Convertible Debentures due October 31, 2005 (the "October Debentures") and an aggregate of 410,134 Warrants (the "October 2008 Warrants") in a private placement for aggregate anticipated gross proceeds of $3,550,000. Pursuant to the terms of the October Debentures, $1,550,000 of the proceeds from the sale of the October Debentures have been held back and will be released to us if, and only if, we acquired ISI's facility within 90 days of October 29, 2003 and provide a mortgage on the facility as further security for the October Debentures. The debenture holders extended the deadline to 90 days after January 26, 2004. The October Debentures mature on October 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the October Debentures, we pledged all of our assets, other than our intellectual property, as collateral and were subject to comply with certain financial and negative covenants.

Upon completing the sale of the October Debentures, we received $3,275,000 in net proceeds consisting of $1,725,000 from the October Debentures and $1,550,000 that had been withheld from the July Debentures. As noted above, $1,550,000 of the proceeds from the October Debentures were held back pending our completing the acquisition of the ISI facility and our mortgaging that facility to the debentureholders.
On March 17, 2004, we closed on the acquisition of all of the worldwide rights of Alferon N as well as the FDA approved biological production facility in the New Brunswick, New Jersey, from ISI. As a result, the proceeds held back from the October Debenture amounting to $1,550,000 were released to the Company in April 2004. As required by the Debentures, we are in the process of providing a mortgage on the facility as further security for the Debentures.

The October Debentures are convertible at the option of the investors at any time through October 31, 2005 into shares of our common stock. The conversion price under the October Debentures is fixed at $2.02 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that we do not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date.

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

As of January 26, 2004, with respect to the July and October 2003 Debenture Amendments, specifically, the extension of time of the investor's ability to exercise warrants, the Company revalued the July and October 2003 warrants, using the Black Scholes Method. This revaluation resulted in an increased adjustment to Debenture discounts of $282,000, reflected as additional paid in capital, and an adjustment to the amortization of Debenture discounts of approximately $77,000, reflected in financing costs, for the three months ended March 31, 2004.

On January 26, 2004, we issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures", an aggregate of 790,514 warrants (the "2009 Warrants") and 158,103 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) ("AIR") in a private placement for aggregate anticipated net proceeds of $3,695,000. The January 2004 Debentures mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Commencing six months after issuance, the Company is required to start repaying the then outstanding principal amount under the January 2004 Debentures in monthly installments amortized over 18 months in cash or, at the Company's option, in shares of common stock. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due. Pursuant to the terms and conditions of the January 2004 Debentures, we pledged all of our assets, other than our intellectual property, as collateral and were subject to comply with certain financial and negative covenants.

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

The Company also issued to the investors Additional Investment Rights ("AIR") pursuant to which the investors have the right to acquire up to an additional $2,000,000 principal amount of January 2004 Debentures from the Company. These Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The AIR are exercisable commencing on July 26, 2004 (the "Trigger" date) for a period of 90 days from the Trigger Date or 90 days from the date which the registration statement registering the shares issuable upon the conversion of the January 2004 Debentures to be issued pursuant to the AIR is declared effective, whichever is longer.

The Company entered into a Registration Rights Agreement with the investors in connection with the issuance of the January 2004 Debentures (including any Debentures issued pursuant to the AIR), the shares, and the January 2009 Warrants. Pursuant to the Registration Rights Agreement the Company registered on behalf of the investors the shares issued to the investors and 135% of the shares issuable upon conversion of the Debentures (including payment of interest thereon) and upon exercise of the January 2009 Warrants. If the Registration Statement containing these shares had not been filed within the time period required by the agreement, had not declared effective within the time period required by the agreement or, after it was declared effective and subject to certain exceptions, sales of all shares required to be registered thereon cannot be made pursuant thereto, then we would have been required to pay to the investors their pro rata share of $3,635 for each day any of the above conditions exist with respect to this Registration Statement.

As of April 26, 2004, the investors have converted $11,902,610 of debt from the March, July and October Debentures into 7,073,234 shares of our common stock. The March Debentures have been fully converted. The remaining principal balance on the remaining debentures is convertible into shares of our stock at the option of the investors at any time, through the maturity date. In addition, we have paid $1,300,000 into the debenture cash collateral account as required by the terms of the October Debentures. The amounts paid through March 31, 2004 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of March 31, 2004. The cash collateral account provides partial security for repayment of the July and October 2003 and January 2004 Debentures in the event of default.

By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the private debenture placements in March, July and October 2003 and in January 2004, we paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the two Debenture holders and issued to Cardinal certain warrants. A portion of the investment banking fee was paid with the issuance of 30,000 shares of our common stock. Cardinal also received 612,500 warrants to purchase common stock, of which 112,500 are exercisable at $1.74 per share, 112,500 are exercisable at $2.57 per share, 200,000 are exercisable at $2.50 per share, 87,500 are exercisable at $2.42 per share and 100,000 are exercisable at $3.04 per share. The $1.74 warrants expire on July 10, 2008, the $2.57 and $2.50 warrants expire on March 12, 2008, the $2.42 warrants expire on October 30, 2008 and the $3.04 warrants expire on January 5, 2009. By agreement with Cardinal, we have registered all shares issuable upon exercise of the warrants for public sale.

In connection with the debenture agreements, we have outstanding letters of credit of $1 Million as additional collateral.

The March 2003, July 2003, October 2003, and January 2004 debenture issuances of $5,426,000, $5,426,000, $4,142,357, and $4,000,000, respectively, and warrant issuances, were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

As a result, the Company recorded debt discounts of approximately $11.8 and $2.9 million for the 2003 and 2004 debenture issuances, respectively, which, in effect, reduced the carrying value of our debt. As debt is converted to common stock, the remaining unamortized debt discount is charged to finance costs. These costs were initially deferred and charged to finance costs over the life of the debentures. As of March 31, 2004, the amount of debt discount amortized to finance cost totaled approximately $10.2 million.

Costs associated with the financings aggregated approximately $1.3 million. These costs are also deferred and expensed as finance costs over the life of the debentures.

Excluding the application of related accounting standards, and remaining debt discounts of $4.4 million, the Company's outstanding debt as of March 31, 2004 totaled $7.1 million with $2.0 million maturing in 2004 and the balance in 2005.

Section 713 of the American Stock Exchange ("AMEX") Company Guide provides that the Company must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of its outstanding common stock (the "Exchange Cap"). Taken separately, the July 2003, October 2003 and January 2004 Debenture transactions do not trigger Section 713. However, the AMEX has taken the position that the three transactions should be aggregated and, as such, stockholder approval is required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that the Company could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, the Company recorded on January 26, 2004, a redemption obligation of approximately $1,244,000. This liability represents the fair market value of the warrants and beneficial conversion feature related to the 1,299,000 shares.

In addition, in accordance with EITF 00-19, the Company revalued this redemption obligation associated with the beneficial conversion feature and warrants as of March 31, 2004. The Company recorded an additional redemption obligation and finance charge of $947,000 as a result of this revaluation. If the Company obtains stockholder approval, the Company's redemption obligation will be recorded as additional paid in capital on the date approval is received.

Note 8: EXECUTIVE COMPENSATION

In order to facilitate the Company's need to obtain financing and prior to our stockholders approving an amendment to our corporate charter to increase the number of authorized shares, Dr. Carter agreed to waive his right to exercise certain warrants and options unless and until our stockholders approved an increase in our authorized shares of Common Stock.

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

In the quarter ended March 31, 2004, Dr. Carter was awarded an additional bonus of $99,481 by the Compensation Committee. In addition, The Company recorded a non-cash stock compensation charge of $1,769,000 during the current quarter resulting from warrants issued to Dr. Carter in 2003 that vested upon the execution of the second ISI asset closing on March 17, 2004. This was determined by subtracting the exercise price from the stock closing price on March 17, 2004 and multiplying the result by the number of warrants.

Note 9- SUBSEQUENT EVENT

On May 14, 2004, we issued to the debentureholders warrants to purchase an aggregate of 1,300,000 shares ("the May 2009 Warrants"). In consideration of the foregoing, the debentureholders exercised the June 2008 warrants. As a result, we issued an aggregate of 1,000,000 shares and received gross proceeds of approximately $2,400,000.

The May 2009 warrants are to acquire at any time, commencing on November 14, 2004 through April 30, 2009, an aggregate of 1,300,000 shares of common stock at a price of $4.50 per share. On May 14, 2005, the exercise price of these May 2009 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between May 15, 2004 and May 13, 2005 (but in no event less than $4.008 per share). The exercise price (and the reset price) under the May 2009 Warrants also is subject to adjustments for anti-dilution projection similar to those in the other warrants.

In addition, the debentureholders agreed to amend the provisions of all of the outstanding warrants and debentures (including the debentures issuable pursuant to the AIR) to limit the maximum amount of funds that the holders could receive in lieu of shares upon conversion of the debentures and/or exercise of the warrants in the event that the Exchange Cap was reached to 119.9% of the conversion price of the relevant debentures and 19.9% of the relevant warrant exercise price.

These transactions could result in us recording an additional redemption obligation for the reasons discussed in Note 7 and will result in additional financing charges beginning in the second quarter of 2004.


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

In March, 2003, we acquired from Interferon Sciences Inc. ("ISI"), all of ISI's raw materials, work-in-progress and finished product of Alferon N Injection(R), together with a limited license for the production, manufacture, use, marketing and sale of the product. Alferon N Injection(R) [interferon alfa- n3 (human derived)] is a natural alpha interferon that has been approved by the U.S. Food and Drug Administration ("FDA") for commercial sale for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. We have begun to market this product in the United States through sales facilitated via third party marketing agreements. We are in the process of implementing studies, beyond those conducted by ISI, for testing the potential treatment of HIV, Hepatitis C and other indications, including multiple sclerosis.

In March 2003, we entered into an agreement with ISI subject to certain events that would grant us global rights to sell Alferon N Injection(R) as well as acquire certain other assets of ISI which include but are not limited to real estate and property, plant and equipment.



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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of March 31, 2004, our accumulated deficit was $121,866,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2004, we had approximately $7,238,000 million in cash and cash equivalents and short-term investments. We believe that these funds plus 1) the gross proceeds received from the exercising of warrants of approximately $2,400,000, 2) the infusion of approximately $1,550,000 million in remaining net proceeds from the October Debentures in April 2004, 3) the projected net cash flow from the sale of ALFERON N Injection(R) and 4) the proceeds from licensing agreements and/or the expected infusion of $2,000,000 in proceeds from our investors exercising their AIR should be sufficient to meet our operating cash requirements including debt service during the next 12 months. We may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products.

If stockholders do not approve the issuance of certain shares of our common stock upon conversion of our debentures and exercise of related warrants at our 2004 annual stockholders' meeting, a portion of the debentures may no longer be convertible, certain of the warrants will not be exercisable and we will be required to pay the holders in cash the difference between the conversion or exercise price and the market price in lieu of shares. As a result, our financial condition would be adversely affected.

The American Stock Exchange ("AMEX") has taken the position that the July Debenture, October Debenture and January 2004 Debenture transactions and the May 2009 Warrant transactions should be aggregated and, as such, under AMEX rules, stockholder approval is required for our issuance of a significant number of shares pursuant to the exercise of the warrants and conversion of the Debentures (see Note 7 to the unaudited financial statements in Part I, Item 1 above). If stockholders do not approve the issuance of such shares at our 2004 annual stockholders' meeting, a portion of the debentures may no longer be convertible, certain of the warrants will not be exercisable and we will be required to pay the holders the lesser of (a) the difference between (X) the conversion price (with regard to the debentures) and/or the exercise price (with regard to the warrants) and (Y) the market price of our shares or (b) 119.9% of the relevant conversion price, with regard to the debentures and/or 19.9% of the relevant warrant exercise price, in lieu of shares. At present, the market price is above the conversion price of all of the debentures and the exercise price of all but one series of warrants. If we are required to pay cash rather than issue shares upon conversion of a material amount of debentures and/or exercise of a material number of warrants, our financial condition would be materially adversely affected.

We have guaranteed the value of a number of shares issued and to be issued as a result of our acquisition of assets from Interferon Sciences. If our share price is not above $1.59 per share 12 or 24 months after the dates of issuance of the guaranteed shares, our financial condition could be adversely affected.

In March 2004, when we consummated the second ISI asset acquisition, we issued 487,028 shares to ISI. In May 2003 we issued an aggregate of 581,761 shares to two of ISIs' creditors. We have guaranteed the value of all but 62,500 of these shares to be $1.59 per share on the relevant termination dates. As of March 31, 2004 738,993 of the guaranteed shares have not been sold. The termination dates are 24 months after the dates of issuance and delivery of the guaranteed shares to ISI and 12 months after the date of issuance of the guaranteed shares to the American National Red Cross. The guarantee relates only to those shares still held by ISI and the American National Red Cross on the applicable termination date. If, within 30 days after the relevant termination date, holders of the guaranteed shares request that we honor the guarantees, we will reacquire the holders' remaining guaranteed shares and pay the holders $1.59 per share. By way of example, assuming that all remaining 738,993 shares are still held on the relevant termination dates, we would be obligated to pay to ISI $675,000 and the American National Red Cross $500,000. The reported last sale price for our common stock on the American Stock Exchange on April 26, 2004 was $4.32 per share. If, during the 31 days commencing on the relevant termination dates, the market price of our stock is not above $1.59 per share, we most likely would be requested and obligated to pay the guaranteed amount on the guaranteed shares outstanding on the relevant termination dates. We believe that the number of guaranteed shares still outstanding on the relevant termination dates will be a factor of the market price and sales volume of our common stock during the 24 and 12 month periods prior to the relevant termination date.

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

We need to preserve and acquire enforceable patents covering the use of Ampligen(R) for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen(R) for such disease. If and when we obtain all rights to ALFERON N Injection(R), we will need to preserve and acquire enforceable patents covering its use for a particular disease too. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our drug product which are carried out according to standard operating procedure manuals. We have been issued certain patents including those on the use of Ampligen(R) and Ampligen(R) in combination with certain other drugs for the treatment of HIV. We also have been issued patents on the use of Ampligen(R) in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen(R) in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen(R) as a sole treatment for any of the cancers, which we have sought to target. With regard to ALFERON N Injection(R), we have acquired from ISI its patents for natural alpha interferon produced from human peripheral blood leukocytes and its production process. We cannot assure that our competitors will not seek and obtain patents regarding the use of similar products in combination with various other agents, for a particular target indication prior to our doing such. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional patents, we may not be able to successfully market our products.

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

The purified drug concentrate utilized in the formulation of ALFERON N Injection(R) is manufactured in ISI's facility and ALFERON N Injection(R) is formulated and packaged at a production facility operated by Abbott Laboratories located in Kansas. In March 2004 we acquired ISI's New Brunswick, NJ facility. We still will be dependent upon Abbott Laboratories and/or another third party for product formulation and packaging.

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

Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended March 31, 2004, the price of our common stock has ranged from $1.33 to $4.85. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

As of April 26, 2004, approximately 801,623 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Substantially all of these shares are registered herein or in a prior registration statement pursuant to agreements between us and the holders of these shares. In addition, we have registered 12,006,977 shares issuable (i) upon conversion of approximately 135% of the Debentures issued in January 2004 (the "January 2004 Debentures"), the October Debentures, the July Debentures and the January 2004 Debentures issuable upon exercise of AIR (issued in conjunction with the January 2004 Debentures); (ii) as payment of 135% of the interest on all of the Debentures; (iii) upon exercise of 135% of the 2009 Warrants issued in conjunction with the January 2004 Debentures, the October 2008 Warrants, the July 2008 Warrants and the June 2008 Warrants; (iv) upon exercise of certain other warrants and stock options and (v) shares issued to certain suppliers and service providers. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November, 2002 we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 12.1% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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


NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on our financial statements.

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

Disclosure About Off-Balance Sheet Arrangements

Prior to our annual meeting of stockholders in September 2003, we had a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants. Prior to the meeting, to permit consummation of the sale of the July Debentures and the related warrants, Dr. Carter agreed that he would not exercise his warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in our authorized shares, we have agreed to compensate Dr. Carter. See "Executive Compensation; Employment Agreements" in amendment no. 1 to our annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004, for details related to how Dr. Carter has been compensated with respect to this matter.

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

Patents and Trademarks

Effective October 1, 2001, we adopted a 17-year estimated useful life for the amortization of our patents and trademark rights in order to more accurately reflect their useful life. Prior to October 1, 2001, we were using a ten year estimated useful life.

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over the life of the assets. We review our patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash basis to support the realizability of our respective capitalized cost. In addition, management's review addresses whether each patent continues to fit into our strategic business plans.

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

Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables consist principally of amounts due from wholesale drug companies as of March 31, 2004.


RESULTS OF OPERATIONS

Three months ended March 31, 2004 versus Three months ended March 31, 2003

Net loss

Our net loss was approximately $8,042,000 for the three months ended March 31, 2004 versus a net loss of $1,617,000 for the same period a year ago. Per share loss for the three months ended March 31, 2004 was $0.20 per share versus $0.05 a year earlier for the same period. This year-to-year increase in losses of $6,425,000 is primarily due to non-cash financing costs of $3,851,000 relating to our July Debentures, October Debentures and January 2004 Debentures (Collectively, the "Debentures") as well as a non-cash stock compensation charge of $1,769,000 resulting from warrants issued to Dr. Carter in 2003 that vested in the current quarter. These warrants vested upon the execution of the second ISI asset closing on March 17, 2004. See "Executive Compensation" in amendment no. 1 to our annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004, for details related to how Dr. Carter has been compensated with respect to this matter. In addition, our loss during the current period includes $606,000 in operating losses relating to our new Alferon division. The operating loss for the period March 11, 2003 through March 31, 2003 for our Alferon division amounted to $170,000. These three factors represent 77% of our net loss for the three months ended March 31, 2004. For comparative purposes, excluding our March 31, 2004 losses for these three factors, our losses were $1,816,000 for the three months ended March 31, 2004 compared to $1,447,000 for the same period in 2003 after adjustment for the Alferon division losses or an increase of approximately $369,000. The primary reason for the increase was attributed to higher general corporate legal costs and director's fees.

Revenues

Revenues for the three months ended March 31, 2004 were $308,000 as compared to revenues of $66,000 for the same period in 2003. Revenues from our ME/CFS cost recovery treatment programs principally underway in the U.S., Canada and Europe were $49,000 for the three months ended March 31, 2004 versus $47,000 for the three months ended March 31, 2003. These clinical programs allow us to provide Ampligen(R) therapy at our cost to severely debilitated ME/CFS patients. Under this program the patients pay for the cost of Ampligen(R) doses infused. These costs total approximately $7,200 for a 24-week treatment program.

In addition, revenues for the three months ended March 31, 2004 from sales of ALFERON N totaled $259,000 versus $19,000 for the 20-day period of March 11, 2003, the date we acquired the rights to the Alferon N business from ISI, through March 31, 2003. Sales of Alferon N are anticipated to increase as we are producing more product and our marketing/sales programs are underway.

Since acquiring the right to manufacture and market Alferon N on March 11, 2003, we have focused on converting the work-in-progress inventory into finished goods. This work-in-progress inventory included three production lots totaling the equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. In August 2003, we released the first lot of product to Abbott Laboratories for bottling and realized some 21,000 vials of ALFERON N. Preliminary work has started on completing the second lot of approximately 16,000 vials. Our production and quality control personnel in our newly acquired New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA. Plans are underway for completing the third lot of some 18,000 vials now in very early stages of production.

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

In addition, in August 2003, we entered into a sales and marketing agreement with Engitech, LLC. to distribute ALFERON N on a nationwide basis. The agreement stipulated that Engitech will deploy a sales force of 100 sales representatives within one year in the U.S. domestic market and further expand the sales team up to 250 sales representative in the second year and after that as many as it takes to continually drive market share. Engitech, Inc. is to develop and implement marketing plans including extensive scientific and educational programs for use in marketing ALFERON N.

We executed a Memorandum of Understanding in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The option period ends 12 weeks after Fuji has had a chance to review the report on the results of our Amp 516 clinical trial and meet with the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we do not provide Fuji with the full report by May 31, 2004 we will be required to repay half of this fee and if we do not provide them with the report by December 31, 2004, we will be required to refund the entire fee. If Fuji exercises the option, Fuji would be required to pay us an additional 1,600,000 Euros upon execution of the Sales and Distribution agreement, purchase Ampligen(R) exclusively from us and meet certain annual minimum purchase quotas. We would be required to file an application with the EMEA for commercial sale of Ampligen(R) for ME/CFS on or before December 31, 2005. Upon our filing of that application, we would receive an additional 1,000,000 Euros and, upon approval by the EMEA, an additional 2,000,000 Euros. If we failed to meet the December 31, 2005 filing deadline, we would be required to return 40% of all payments that we had received from Fuji. We would be required to sell Ampligen(R) to Fuji at a 20% price discount until the aggregate amount of the discount reached $1,000,000 Euros (representing 50% of the initial 2,000,000 fee paid to us on and prior to execution of the definitive agreement). The foregoing is a summary of the memorandum of understanding. We cannot assure that we can prepare and issue the AMP 516 report within the time frames noted or that Fuji will exercise the option or that the proposed terms of the Sales and Distribution Agreement will not change materially. The initial fee has been recorded on our balance sheet at March 31, 2004 as deferred revenue.

On March 17, 2004, we closed on the acquisition of all of the worldwide rights of ALFERON N as well as the FDA approved biological production facility in New Brunswick, New Jersey. In addition, there are currently 70 sales representatives in the U.S domestic market, which we provide with sales training and professional marketing materials. We will also continue to focus our efforts on a worldwide sales plan for Alferon N.



Production costs/cost of goods sold

Production costs for the three months ended March 31, 2004 and 2003 were $601,000 and $118,000, respectively. These costs reflect approximately $111,000 for the cost of sales of ALFERON N Injection(R) for the three months ended March 31, 2004. In addition, costs of salesfor Alferon N Injection(R) for the period March 11, 2003 (acquisition date of inventory from ISI) through March 31, 2003 amounted to $12,000. The remaining production costs represent expenditures associated with the ramping up of the New Brunswick facility for further production of Alferon N Injection(R).

Research and Development costs

Overall research and development direct costs for the three months ended March 31, 2004 were $964,000 as compared to $873,000 during the same period a year earlier. These costs primarily reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers. At this time, this effort primarily consists of on-going clinical trials involving patients with HIV.

Our strategy is to develop our lead compound, the experimental immunotherapeutic Ampligen(R), to treat chronic diseases for which there is currently no adequate treatment available. We seek the required regulatory approval, which will allow the commercial introduction of Ampligen for ME/CFS and HIV/AIDS in the U.S., Canada, Europe and Japan.

We recently completed the double-blind segment of our AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS. Clinical data on the primary endpoint exercise treadmill duration was presented at the 17th International Conference on Anti-viral Research in Tucson, AZ on May 3, 2004. The data showed that patients receiving Ampligen for 40 weeks improved exercise treadmill performance 19.4% vs. 5.1% in the placebo group (p=0.022). Ampligen is also currently in two Phase IIb studies for the treatment of HIV to overcome multi-drug resistance, virus mutation and toxicity associated with current HAART therapies. One study, the AMP-719, is a Salvage Therapy, conducted in the U.S. and evaluating the potential synergistic efficacy of Ampligen in multi-drug resistant HIV patients for immune enhancement. The second study, the AMP-720, is a clinical trial designed to evaluate the effect of Ampligen under Strategic Treatment Intervention and is also conducted in the U.S. Enrollment in the AMP 719 study is presently on hold as we devote our efforts on the AMP 720 study.

General and Administrative Expenses

General and Administrative ("G&A") expenses for the three months ended March 31, 2004 and 2003 were approximately $2,844,000 and $667,000, respectively. The increase in G&A expenses of $2,177,000 during this period is primarily due to a non-cash stock compensation charge of $1,769,000 resulting from warrants issued to Dr. Carter in 2003 that vested in the current quarter. These warrants vested upon the execution of the second ISI asset closing on March 17, 2004. Aside from the expenses related to our Alferon division totaling $265,000 and $58,000 in 2004 and 2003, respectively, and the non-cash stock compensation charge noted above, our G&A expenses were $810,000 for the three months ended March 31, 2004 as compared to $609,000 during the same three months in 2003. The primary reason for the increase in G&A costs of $201,000 was attributable to higher general corporate legal costs and directors' fees in the current quarter.

Other Income/Expense

Interest and other income for the three months ended March 31, 2004 and 2003 totaled $11,000 and $50,000, respectively. The primary reason for the decrease in interest and other income during the current quarter can be attributed to lower cash available for investment, a shorter holding period for investments and lower interest rates versus the same period a year ago. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

Interest expense and financing costs were $3,952,000 for the three months ended March 31, 2004 versus $75,000 for the same three months a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." In connection with the redemption obligation recorded in connection with the January 2004 Debentures, we recorded additional financing costs of approximately $947,000. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.


Liquidity And Capital Resources

Cash used in operating activities for the three months ended March 31, 2004 was $1,722,000. Cash provided by financial activities for the three months ended March 31, 2004 amounted to $3,939,000, substantially from proceeds from a debenture offering (see below). As of March 31, 2004, we had approximately $7,238,000 million in cash and short-term investments. We believe that these funds plus 1) the gross proceeds received from the exercising of warrants of approximately $2,400,000, 2) the infusion of approximately $1,550,000 million in remaining net proceeds from the October Debentures in April 2004, 3) the projected net cash flow from the sale of ALFERON N Injection(R), and 4) the proceeds from licensing agreements and/or the expected infusion of $2,000,000 in proceeds from our investors exercising their AIR should be sufficient to meet our operating cash requirements including debt service during the next 12 months. Sales of ALFERON N Injection(R) could be greater than expected which would improve our cash position during the next twelve months. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

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

As of December 31, 2003 the investors had converted the $5,426,000 principal of the March Debentures into 3,716,438 shares of our common stock. The total imputed interest on these Debentures was $111,711 of which $17,290 was paid in cash and $94,421 was paid by the issuance of 39,080 shares of common stock. The investors exercised the 743,288 warrants in July 2003 which produced proceeds in the amount of $1,248,724

On July 10, 2003, we issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 (the "July Debentures") and an aggregate of 507,102 Warrants (the "July 2008 Warrants") to the same investors who purchased the March 12, 2003 Debentures, in a private placement for aggregate anticipated gross proceeds of $4,650,000. Pursuant to the terms of the July Debentures, $1,550,000 of the proceeds from the sale of the July Debentures were to have been held back and will be released to us if, and only if, we acquired ISI's facility within a set timeframe. Although we had not acquired ISI's facility, these funds were released to us in October 2003. The July Debentures mature on July 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the July Debentures, we pledged all of our assets, other than our intellectual property, as collateral and were subject to comply with certain financial and negative covenants.

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

On October 29, 2003, we issued an aggregate of $4,142,357 in principal amount of 6% Senior Convertible Debentures due October 31, 2005 (the "October Debentures") and an aggregate of 410,134 Warrants (the "October 2008 Warrants") in a private placement for aggregate anticipated gross proceeds of $3,550,000. Pursuant to the terms of the October Debentures, $1,550,000 of the proceeds from the sale of the October Debentures have been held back and will be released to us if, and only if, we acquired ISI's facility within 90 days of October 29, 2003 and provide a mortgage on the facility as further security for the October Debentures. The debenture holders extended the deadline to 90 days after January 26, 2004. The October Debentures mature on October 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the October Debentures, we pledged all of our assets, other than our intellectual property, as collateral and were subject to comply with certain financial and negative covenants.

Upon completing the sale of the October Debentures, we received $3,275,000 in net proceeds consisting of $1,725,000 from the October Debentures and $1,550,000 that had been withheld from the July Debentures. As noted above, $1,550,000 of the proceeds from the October Debentures were held back pending our completing the acquisition of the ISI facility and our mortgaging that facility to the debentureholders. On March 17, 2004, we closed on the acquisition of all of the worldwide rights of Alferon N as well as the FDA approved biological production facility in the New Brunswick, New Jersey, from ISI. As a result, the proceeds held back from the October Debenture amounting to $1,550,000 were released to the Company in April 2004. As required by the Debentures, we are in the process of providing a mortgage on the facility as further security for the Debentures.

The October Debentures are convertible at the option of the investors at any time through October 31, 2005 into shares of our common stock. The conversion price under the October Debentures is fixed at $2.02 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that we do not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date.

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

On January 26, 2004, we issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "2009 Warrants") and 158,103 shares of common stock, and AIR (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate anticipated net proceeds of $3,695,000. The January 2004 Debentures mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Commencing six months after issuance, the Company is required to start repaying the then outstanding principal amount under the January 2004 Debentures in monthly installments amortized over 18 months in cash or, at the Company's option, in shares of common stock. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due. Pursuant to the terms and conditions of the January 2004 Debentures, we pledged all of our assets, other than our intellectual property, as collateral and were subject to comply with certain financial and negative covenants.

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

The Company also issued to the investors AIR pursuant to which the investors have the right to acquire up to an additional $2,000,000 principal amount of January 2004 Debentures from the Company. These Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The AIR are exercisable commencing on July 26, 2004 (the "Trigger" date) for a period of 90 days from the Trigger Date or 90 days from the date which the registration statement registering the shares issuable upon the conversion of the January 2004 Debentures to be issued pursuant to the AIR is declared effective, whichever is longer.

The Company entered into a Registration Rights Agreement with the investors in connection with the issuance of the January 2004 Debentures (including any Debentures issued pursuant to the AIR), the shares, and the January 2009 Warrants. Pursuant to the Registration Rights Agreement the Company registered on behalf of the investors the shares issued to the investors and 135% of the shares issuable upon conversion of the Debentures (including payment of interest thereon) and upon exercise of the January 2009 Warrants. If the Registration Statement containing these shares had not been filed within the time period required by the agreement, had not declared effective within the time period required by the agreement or, after it was declared effective and subject to certain exceptions, sales of all shares required to be registered thereon cannot be made pursuant thereto, then we would have been required to pay to the investors their pro rata share of $3,635 for each day any of the above conditions exist with respect to this Registration Statement.

As of April 26, 2004, the investors have converted $11,902,610 of debt from the March, July and October Debentures into 7,073,234 shares of our common stock. The March Debentures have been fully converted. The remaining principal balance on the remaining debentures is convertible into shares of our stock at the option of the investors at any time, through the maturity date. In addition, we have paid $1,300,000 into the debenture cash collateral account as required by the terms of the October Debentures. The amounts paid through March 31, 2004 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of March 31, 2004. The cash collateral account provides partial security for repayment of the July and October 2003 and January 2004 Debentures in the event of default.

By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the private debenture placements in March, July and October 2003 and in January 2004, we paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the two Debenture holders and issued to Cardinal certain warrants. A portion of the investment banking fee was paid with the issuance of 30,000 shares of our common stock. Cardinal also received 612,500 warrants to purchase common stock, of which 112,500 are exercisable at $1.74 per share, 112,500 are exercisable at $2.57 per share, 200,000 are exercisable at $2.50 per share, 87,500 are exercisable at $2.42 per share and 100,000 are exercisable at $3.04 per share. The $1.74 warrants expire on July 10, 2008, the $2.57 and $2.50 warrants expire on March 12, 2008, the $2.42 warrants expire on October 30, 2008 and the $3.04 warrants expire on January 5, 2009. By agreement with Cardinal, we have registered all warrants and underlying shares for public sale.

Section 713 of the American Stock Exchange ("AMEX") Company Guide provides that the Company must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of its outstanding common stock (the "Exchange Cap"). Taken separately, the July 2003, October 2003 and January 2004 Debenture transactions do not trigger Section 713. However, the AMEX has taken the position that the three transactions should be aggregated and, as such, stockholder approval is required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that the Company could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, the Company recorded on January 26, 2004, a redemption obligation of approximately $1,244,000. This liability represents the fair market value of the warrants and beneficial conversion feature related to the 1,299,000 shares.

In addition, in accordance with EITF 00-19, the Company revalued this redemption obligation associated with the beneficial conversion feature and warrants as of March 31, 2004. The Company recorded an additional redemption obligation and finance charge of $947,000 as a result of this revaluation. If the Company obtains stockholder approval, the Company's redemption obligation will be recorded as additional paid in capital on the date approval is received.

The Company anticipates receiving stockholder and Exchange approval for the issuance of the shares in excess of the Exchange limit. However, the Company cannot ensure it will obtain the proper approval from both parties.

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

On May 30, 2003, we issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we have registered the foregoing shares for public sale. As of March 31, 2004 GP Strategies had sold all of its shares and the American National Red Cross has not sold any of their 314,465 shares.

Prior to our annual meeting of stockholders in September 2003, we had a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise or outstanding convertible and exercisable securities a such as debentures, options and warrants. Prior to the meeting, to permit consummation of the sale of the July Debentures and the related warrants, Dr. Carter agreed that he would not exercise his warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in our authorized shares, we agreed to compensate Dr. Carter. See "Executive Compensation; Employment Agreements" in amendment no. 1 to our annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004, for details related to how Dr. Carter has been compensated with respect to this matter.

On November 6, 2003 we acquired some of the outstanding ISI property tax lien certificates in the aggregate amount of $456,839 from certain investors. These tax liens were issued for property taxes and utilities due for 2000, 2001 and 2002.

On May 13, 2004, we issued to the debentureholders warrants to purchase an aggregate of 1,300,000 shares ("the May 2009 Warrants"). In consideration of the foregoing, the debentureholders exercised the June 2008 warrants. As a result, we issued an aggregate of 1,000,000 shares and received gross proceeds of approximately $2,400,000.

The May 2009 warrants are to acquire at any time, commencing on November 14, 2004 through April 30, 2009, an aggregate of 1,300,000 shares of common stock at a price of $4.50 per share. On May 14, 2005, the exercise price of these May 2009 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between May 15, 2004 and May 13, 2005 (but in no event less than $4.008 per share). The exercise price (and the reset price) under the May 2009 Warrants also is subject to adjustments for anti-dilution projection similar to those in the other warrants.

In addition, the debentureholders agreed to amend the provisions of all of the outstanding warrants and debentures (including the debentures issuable pursuant to the AIR) to limit the maximum amount of funds that the holders could receive in lieu of shares upon conversion of the debentures and/or exercise of the warrants in the event that the Exchange Cap was reached to 119.9% of the conversion price of the relevant debentures and 19.9% of the relevant warrant exercise price.
These transactions could result in us recording an additional redemption obligation for the reasons discussed in Note 7 and will result in additional financing charges beginning in the second quarter of 2004.

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


ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

Excluding obligations to pay us for various licensing related fees, we had approximately $7,238,000 in cash and cash equivalents and short-term investments at March 2004. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. The Company employs established conservative policies and procedures to manage any risks with respect to investment exposure.

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

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended March 31, 2004, the Company issued debentures and warrants in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In addition, the Company made certain changes to its Debentures and related warrants. For information on the foregoing, see Part I. Item 2: "Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Liquidity And Capital Resources."

The Company did not repurchase any of its securities during the quarter ended March 31, 2004.


ITEM 3:   Defaults in Senior Securities

None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

None.

ITEM 5:   Other Information

As noted in Part I, on May 14, 2004, we issued to the holders of our debentures warrants to purchase an aggregate of 1,300,000 shares ("the May 2009 Warrants"). In consideration of the foregoing, the debentureholders exercised our June 2008 warrants (for an aggregate of 1,000,000 shares) and we received gross proceeds of $2,400,000. For a description of the May 2009 Warrants please see Part I,
ITEM 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity And Capital Resources."

In addition, the debentureholders agreed to amend the provisions of all of the outstanding debentures (including the debentures issuable pursuant to their Additional Investement Rights) and warrants to limit the maximum amount of funds that the holders could receive in lieu of shares upon conversion of the debentures and/or exercise of the warrants in the event that the Exchange Cap was reached to 119.9% of the conversion price of the relevant debentures and 19.9% of the relevant warrant exercise price.


ITEM 6:   Exhibits and Reports on Form 8K

(a)  Exhibits

                  10.1 Form of Warrant for Common Stock issued on
                  May 14, 2004

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

                  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

                  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

(b)Reports on Form 8-K

Form 8-K/A (amending 8-K filed on March 13, 2003) filed March 26, 2004 Form 8-K filed on March 15, 2004 Form 8-K filed on January 27, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     ---------------------------
                                     William A. Carter, M.D.
                                     Chief Executive Officer & President



                                     /S/ Robert E. Peterson
                                     --------------------------
                                     Robert E. Peterson
                                     Chief Financial Officer


Date: May 14, 2004

                                                                    EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, William A. Carter, Chief Executive Officer of Hemispherx Biopharma, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

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

Date:  May 14, 2004


                                    /s/ William A. Carter
                                    ----------------------
                                    William A. Carter
                                    Chief Executive Officer

                                                                    EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Robert Peterson, Chief Financial Officer of Hemispherx Biopharma, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

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

Date:  May 14, 2004

                                            /s/ Robert E. Peterson
                                            -----------------------
                                            Robert Peterson
                                            Chief Financial Officer

                                                                   EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: May 14, 2004

                                                     /s/ William A. Carter
                                                     -----------------------
                                                     William A. Carter
                                                     Chief Executive Officer

                                                                   EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: May 14, 2004

                                                        /s/ Robert E. Peterson
                                                        -------------------
                                                        Robert E. Peterson
                                                        Chief Financial Officer