Form 10-Q
period 2004-09-30
HEMISPHERX BIOPHARMA INC
filed 2004-11-12
CIK 946644

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

49,450,027 shares of common stock were issued and outstanding as of October 26, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

               HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                                December 31,    September 30,
                                                    2003          2004
                                                 -----------    ----------
                                   (Unaudited)
                              ASSETS
Current assets:

  Cash and cash equivalents                         $ 3,764      $ 12,805
  Short term investments                              1,495         6,020
  Inventory                                           2,896         2,283
  Accounts and other
  receivables                                           282            98
  Prepaid expenses and other current assets             170            78

                                                 -----------    ----------
    Total current assets                              8,607        21,284

  Property and equipment, net                            94         3,327
  Patent and trademark rights, net                    1,027           918
  Investments                                           408            35
  Deferred acquisition costs                          1,546            -
  Deferred financing costs                              393           426
  Advance receivable                                  1,300         1,300
  Other assets                                           29            17
                                                 -----------    ----------
      Total assets                                 $ 13,404      $ 27,307
                                                 ===========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                  $    488     $    699
  Accrued expenses                                     1,119          543
  Deferred revenue                                        -           497
  Current portion of long-term debt (net of
    discounts of $2,101)                                  -         1,899
                                                  -----------    ----------
    Total current liabilities                          1,607        3,638
Long-Term Debt-net of current portion and
    discounts of $4,533 and $2,530, respectively       2,058          958

Commitments and contingencies:
Redeemable Common Stock                                  491           -

Stockholders' equity:
  Common stock                                            39           49
  Additional paid-in capital                         123,054      157,498
  Treasury stock - at cost                               (2)          -
  Accumulated other comprehensive income                  -            11
  Accumulated deficit                               (113,843)    (134,847)
                                                 -----------    ----------
    Total stockholders' equity                         9,248       22,711
                                                 -----------    ----------
     Total liabilities and stockholders' equity     $ 13,404    $  27,307
                                                 ===========    ==========
See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)



                                              For the Three months ended
                                                      September 30,
                                              -------------------------
                                                  2003           2004
                                               ---------       ---------
                                              (Unaudited)     (Unaudited)
Revenues:

Sales of product, net                           $  157         $   222
Clinical treatment programs                         37              36

                                               ---------      ---------
                                                   194             258

Costs and expenses:

Production/cost of goods sold                       69             699
Research and development                           846             974
General and administrative                       1,045           1,299
                                               ----------     ---------
    Total cost and expenses                      1,960           2,972

Interest and other income                           10              32
Interest expenses                                  (84)            (66)
Financing costs                                 (3,582)         (3,886)
Impairment Loss                                      -            (373)
                                               ----------     ---------

   Net loss                                    $(5,422)        $(7,007)
                                               ==========     =========




Basic and diluted loss per share                $ (.15)         $ (.15)
                                               ==========     ==========

Basic and diluted weighted
average common shares outstanding              36,830,633     47,062,018
                                               ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)



                                              For the Nine months ended
                                                      September 30,
                                              -------------------------
                                                 2003            2004
                                               ---------       ---------
                                              (Unaudited)     (Unaudited)
Revenues:

Sales of product, net                           $  236         $   779
Clinical treatment programs                        118             128

                                               ---------      ---------
                                                   354             907

Costs and expenses:

Production/cost of goods sold                      224           1,991
Research and development                         2,574           2,696
General and administrative                       2,550           5,229
                                               ----------     ---------
    Total cost and expenses                      5,348           9,916

Interest and other income                           61              56
Interest expenses                                 (246)           (272)
Financing costs                                 (5,549)        (11,406)
Impairment loss                                      -            (373)
                                               ----------     ---------

   Net loss                                    $(10,728)       $(21,004)
                                               ==========     =========




Basic and diluted loss per share                $  (.31)         $ (.48)
                                               ==========     ==========

Basic and diluted weighted
average common shares outstanding             34,210,987      43,725,586
                                               ==========     ==========


See accompanying notes to condensed consolidated financial statements.


                                                                HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                                             Consolidated Statements of Changes in Stockholders' Equity And Comprehensive (Loss)
                                                                For the nine months ended September 30, 2004
                                                                                 (Unaudited)
                                                                               (in thousands)

                                    Common  stock    Additional  Accumulated other                                 Total
                                 ------------------  paid-in    Comprehensive  Accumulated  Treasury     Treasury stockholders'
                                   Shares   Amount   capital    Income (Loss)  deficit      Stock shares Stock    equity(deficit)
                                 ---------- ------- ---------- -------------- ------------ ------------- ------ -----------------
 Balance as of December 31, 2003 39,067,577   $39   $123,054    $-             $(113,843)    443         $(2)    $ 9,248

 Treasury shares sold                                                                       (443)          2           2
 Shares issued in payment
    of accounts payable             101,750              311                                                         311
 Warrants exercised               2,268,586     2      5,091                                                       5,093
 Shares issued for OID on
    convertible debt                158,104              465                                                         465
 Warrant discounts on
    convertible debt                                   9,578                                                       9,578
 Shares issued for purchase
    of building                     487,028     1      1,626                                                       1,627
 Building shares redeemed                                491                                                         491
 Shares issued for converted debt
    and debt payments             3,516,940     4      6,906                                                       6,910
 Shares issued for interest
    on convertible debt             117,774              308                                                         308
 Shares issued for Private
    Placement                     3,617,306     3      6,981                                                       6,984
 Stock compensation                                    2,000                                                       2,000
 Adjustment in accordance EITF 00-19                     687                                                         687
 Loss                                                              11            (21,004)                        (20,993)

                                  ---------- ------ ----------- ------------- ------------- ------------ ----- ------------------
 Balance as of September 30, 2004 49,335,065   $49  $157,498      $11          $(134,847)       -         $ -    $22,711
                                  ---------- ------ ----------- ------------- ------------- ------------ ----- ------------------

 See accompanying notes to financial statements


                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                        (Unaudited)
                                                For the Nine months ended
                                                        September 30,
                                                  -----------------------
                                                      2003          2004
                                                    --------
--------
Cash flows from operating activities:

 Net loss                                         $(10,728)     $(21,004)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation of property and equipment                  62            83
 Amortization of patents rights                          97           276
 Amortization of deferred financing costs             5,795        10,720
 Financing costs related to redemption obligation         -           686
 Stock warrant compensation expense                       -         2,000
 Impairment loss                                          -           373

Changes in assets and liabilities:
Inventory                                              (926)          613
Accounts receivable                                   1,314           185
Deferred Revenue                                          -           497
Prepaid expenses and other current assets              (186)          103
Accounts payable                                       (575)          522
Accrued expenses                                        179          (266)
Advance receivable                                     (673)            -
Other assets                                             42            (6)
                                                     -------     ---------
Net cash used in operations                          (5,599)       (5,218)
                                                     -------     --------
Cash flows from investing activities:
Purchase of land and building                          -           (1,689)
Purchase of property and equipment                     (19)            -
Additions to patent rights                            (178)          (168)
Maturity of short term investments                     520          1,496
Purchase of short term investments                     -           (6,009)
Deferred acquisition costs                            (160)         1,546
                                                   ---------    ---------
Net cash provided by(used in)
  investing activities                                 163         (4,824)
                                                   ---------    ---------
Cash flows from financing activities:
 Proceeds from exercise of stock warrants             1,178         5,100
 Proceeds from long-term borrowings                   7,750         7,550
 Proceeds from sale of stock                              -         6,983
 Deferred financing costs                              (687)         (550)
                                                    --------     --------
 Net cash provided by financing activities            8,241        19,083
                                                    --------     --------
Net increase in cash and cash equivalents             2,805         9,041
Cash and cash equivalents at beginning of period      2,256         3,764
                                                    --------     --------
Cash and cash equivalents at end of period          $ 5,061       $12,805
                                                    ========     ========
Supplementary disclosures of cash flow information:
Issuance of common stock for accounts payable       $    -         $  311
Issuance of common stock for purchase of building   $    -         $1,626
Issuance of common stock for debt conversion,
interest payments, and debt payments                $    -         $7,216

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

The weighted average assumptions used for the period presented are as follows:

                                          September 30,
                                       --------------------
                                        2003        2004
                                       -------     --------
Risk-free interest rate                 5.23%        2.25%
Expected dividend yield                   -        -
Expected lives                      2.5 years      5 years
Expected volatility                   63.17%    68.92% and 69.68%


Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the Nine months ended September 30, 2003 and 2004 would have been as follows:

                                 (In Thousands)
                                Nine Months Ended
                                  September 30,
                                 ----------------
                                 2003       2004
                                ------     ------

Net (loss) as reported         $(10,728)   $(21,004)
Add: Stock based employee
compensation expense
Included in reported net loss,
net of Related tax effects          -           -

Deduct:
Total stock based employee
compensation determined
under fair value method
for all awards, net
of related tax effects            (813)        (401)
                                  -----      --------

Pro forma net loss             $(11,541)    $(21,405)
                                ========     ========

Basic and diluted loss
per share
As reported                       $(.31)      $(.48)
Pro forma                         $(.33)      $(.49)




Note 3: INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of the Company's common stock from the treasury. On October 12, 2000, the Company issued an additional 50,000 shares of its common stock and on March 7, 2001 the Company issued 12,000 more shares of its common stock from the treasury to Chronix for an aggregate equity investment of $700,000. The percentage ownership in Chronix is approximately 5.4% and is accounted for under the cost method of accounting. During the quarter ended December 31, 2002, we recorded a non-cash charge of $292,000 with respect to our investment in Chronix. The Company recorded an additional non-cash charge of $373,000 during the current quarter due to evidence of a further decline in Chronix's market value. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on its then proposed investment offerings.

NOTE 4: INVENTORIES

The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Inventories consist of the following:

                                   December 31, 2003     September 30, 2004
                                   -----------------     ------------------

Raw materials-work in process         $ 1,729,000           $1,722,000
Finished goods                          1,167,000              561,000
                                        ---------              --------
                                      $ 2,896,000           $2,893,000
                                      ===========           ==========

The Company recorded a reserve for potentially stale inventory as of September 30, 2004, of $225,000 for Alferon N finished goods that may not be sold prior to their 18 month shelf-life expiration. The Company is conducting tests to validate the product shelf life to 24 months. Also, the Company may consume some or all of this potentially stale inventory in its R&D efforts.


NOTE 5:  REVENUE AND LICENSING FEE INCOME


We executed a Memorandum of Understanding (MOU) in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The MOU required us to file the full report on the results of our AMP 516 Clinical Trial with Fuji by May 31, 2004. If the full report was not provided to Fuji by May 31, 2004 and Fuji did not wish to exercise its option, we would have been required to refund one half of the 400,000 Euro fee. We submitted our initial report to Fuji on May 28, 2004 and have responded to subsequent inquiries for additional information. The option period ends 12 weeks after the later of Fuji's review of the full report on the results of our Amp 516 clinical trial and Fuji's meeting with three of the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we do not provide them with the full report by December 31, 2004 and Fuji does not wish to exercise its option, we will be required to refund the entire fee. If Fuji exercises the option, Fuji would be required to pay us an additional 1,600,000 Euros upon execution of the Sales and Distribution agreement, purchase Ampligen(R) exclusively from us and meet certain annual minimum purchase quotas. We would be required to file an application with the EMEA for commercial sale of Ampligen(R) for ME/CFS on or before December 31, 2005. Upon our filing of that application, we would receive an additional 1,000,000 Euros and, upon approval by the EMEA, an additional 2,000,000 Euros. If we failed to meet the December 31, 2005 filing deadline, we would be required to return 40% of all payments that we had received from Fuji. We would be required to sell Ampligen(R) to Fuji at a 20% price discount until the aggregate amount of the discount reached 1,000,000 Euros (representing 50% of the initial 2,000,000 fee paid to us on and prior to execution of the definitive agreement). On November 9, 2004, we and Fuji terminated the MOU by mutual agreement, Hemispherx and Fuji did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome (CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, we have determined to follow a decentralized filing procedure which was not anticipated in the MOU. We believe that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties we are refunding 200,000 Euros to Fuji.

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

This method requires the computation of a ratio of cost incurred to date to total expected costs and then apply that ratio to total expected revenue. The amount of revenue recognized is limited to the total non-refundable cash received to date. The Fuji initial fee of $497,000 has been deferred as of September 30, 2004.

During the periods ending December 31, 2003 and September 30, 2004, the Company did not receive any grant monies from local, state and or Federal Agencies.

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

On May 30, 2003, we issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we registered the foregoing shares for public sale. As of September 30, 2004, GP Strategies and the American National Red Cross have sold all of their shares.

In March 2004, we issued 487,028 shares to ISI to complete the acquisition of the balance of ISI's rights to market its product as well its production facility in New Brunswick, New Jersey. As of September 30, 2004, ISI has sold all of its shares.


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

The following table represents the Unaudited pro forma results of operations as though the ISI acquisitions had occurred on January 1, 2003.

                                      Nine Months Ended September 30,

                                       2003                    2004
                                       ----                    ----
                                  (in thousands except for share data)

Net revenues                          $  596                    $907
Expenses                             (11,874)                (21,911)
                                     --------                 -------

Net Loss                             $(11,278)               $(21,004)
                                    =========                ========

Basic and diluted loss per share       $(.33)                  $(.48)
                                       ------                  ------

Weighted average shares outstanding 34,697,987              43,862,452
                                    ----------              ----------

----------------------------------------------------------------------------


Note 7: DEBENTURE FINANCING


Long term debt consists of the following:

                                              (in thousands)

                                 December  31, 2003   September 30, 2004
                                    ------------         ----------
July 2003 Debenture                  $ 2,334                $   -
October 2003 Debenture                 4,257                2,072
January 2004 Debenture                                      3,416
July 2004 Debenture                                         2,000
Total                                  6,591                7,488

Less Discounts                        (4,533)              (4,631)
                                      ------               ------
Balance                                2,058                2,857

Less Current Portion of long-term debt
(net of discounts of $2,101)               -               (1,899)
                                      ------               -------

Total long-term debt                 $ 2,058               $  958
                                      ======               ======



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

The July 2003 Debentures are convertible at the option of the investors at any time through July 31, 2005 into shares of our common stock. The conversion price under the July 2003 Debentures was fixed at $2.14 per share; however, as part of the subsequent debenture placement closed on October 29, 2003 (see below), the conversion price under the July 2003 Debentures was lowered to $1.89 per share. The conversion price is subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that we do not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date.

The July 2008 Warrants received by the investors, as amended, were an aggregate of 507,102 shares of common stock at a price of $2.46 per share. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $1,247,470.

On June 25, 2003, we issued to each of the March 12, 2003 Debenture holders a warrant to acquire at any time through June 25, 2008 an aggregate of 1,000,000 shares of common stock at a price of $2.40 per share (the "June 2008 Warrants"). Pursuant to our agreement with the Debenture holders, we have registered the shares issuable upon exercise of these June 2008 Warrants for public sale. These warrants were exercised in May 2004 and we received gross proceeds of $2,400,000.

As of September 30, 2004, the investors had converted the total $5,426,000 principal of the July 2003 Debentures into 2,870,900 shares of our common stock.

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

The October 2003 Debentures are convertible at the option of the investors at any time through October 31, 2005 into shares of our common stock. The conversion price under the October 2003 Debentures is fixed at $2.02 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that we do not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date. $2,071,178 principal amount of these debentures had been converted into 1,025,336 shares of common stock as of September 30, 2004.

The October 2008 Warrants, as amended, received by the investors were to acquire an aggregate of 410,134 shares of common stock at a price of $2.32 per share. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $951,510.

On January 26, 2004, we issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "July 2009 Warrants") and 158,103 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate net proceeds of $3,695,000. The January 2004 Debentures mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Commencing July 26, 2004, we are required to start repaying the then outstanding principal amount under the January 2004 Debentures in monthly installments amortized over 18 months in cash or, at our option, in shares of common stock. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due.

The January 2004 Debentures are convertible at the option of the investors at any time through January 31, 2006 into shares of our common stock. The conversion price under the January 2004 Debentures was fixed at $2.53 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that we do not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date. Upon completion of the August 2004 Private Placement (see below), the conversion price was lowered to $2.08 per share. As of September 30, 2004, the remaining principal on these debentures was $3,416,406.

There are two classes of July 2009 Warrants received by the Investors: Class A and Class B. The Class A warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $3.29 per share. The Class B warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $5.06 per share. On January 27, 2005, the exercise price of these July 2009 Class A and Class B Warrants will reset to the lesser of their respective exercise price then in effect or a price equal to the average of the daily price of the common stock between January 27, 2004 and January 26, 2005. The exercise price (and the reset price) under the July 2009 Warrants also is subject to similar adjustments for anti-dilution protection. Notwithstanding the foregoing, the exercise prices as reset or adjusted for anti-dilution, will in no event be less than $2.58 per share. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $2.58 per share.

We also issued to the investors Additional Investment Rights pursuant to which the investors have the right to acquire up to an additional $2,000,000 principal amount of January 2004 Debentures (the July 2004 Debentures") from us. The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The investors exercised the Additional Investment Rights on July 13, 2004. Upon completion of the August 2004 Private Placement (see below), the conversion price was lowered to $2.08 per share. As of September 30, 2004, the Debenture holders had not converted any portion of this debenture.

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

The May 2009 Warrants are to acquire at any time commencing on November 14, 2004 through April 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $4.50 per share. On May 14, 2005, the exercise price of these May 2009 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between May 15, 2004 and May 13, 2005. The exercise price (and the reset price) under the May 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $4.008 per share. This transaction generated a non-cash charge of about $2,300,000 financing costs in the second quarter of 2004. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $4.008 per share.

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

Section 713 of the American Stock Exchange ("AMEX") Company Guide provides that we must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of our outstanding common stock (the "Exchange Cap"). The Debentures (including the July 2004 Debentures) and Warrants have provisions that require us to pay cash in lieu of issuing shares upon conversion of the Debentures or exercise of the Warrants if we are prevented from issuing such shares because of the Exchange Cap. In May 2004, the Debenture holders agreed to amend the provisions of these Debentures and Warrants to limit the maximum amount of funds that the holders could receive in lieu of shares upon conversion of the Debentures and/or exercise of the Warrants in the event that the Exchange Cap was reached to 119.9% of the conversion price of the relevant Debentures and 19.9% of the relevant Warrant exercise price.

As of September 30, 2004, the investors have converted $13,062,329 principal amount of debt from the Debentures issued in March, July and October 2003 and January 2004 into 7,667,670 shares of our common stock. The March and July Debentures have been fully converted. The remaining principal balance on the outstanding Debentures is convertible into shares of our stock at the option of the investors at any time, through the maturity date. In addition, we have paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through September 30, 2004 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of September 30, 2004. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

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

The June 2009 Warrants are to acquire at any time commencing on January 13, 2005 through June 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $3.75 per share. On July 13, 2005, the exercise price of these June 2009 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between July 14, 2004 and July 12, 2005. The exercise price (and the reset price) under the June 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $3.33 per share. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $3.33 per share. This transaction was subject to a non-cash financing charge of $1,320,000 to be amortized over the remaining life of the October 2003 Debentures. The Company agreed to register the shares issuable upon exercise of the June 2009 Warrants pursuant to substantially the same terms as the registration rights agreements between the Company and the holders. Pursuant to this obligation, the Company has registered the shares.

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

Pursuant to the Registration Rights Agreement, made and entered into as of August 5, 2004 (the "Rights Agreement"), the Company has registered the resales of the shares issued to the Purchasers and shares issuable upon the exercise of the Warrants.

Closing of the August 2004 Private Placement triggered the anti-dilution provisions of the January 2004 Debentures and the July 2004 Debentures and the July 2009 Warrants and the June 2009 Warrants. The conversion price adjustment for the Debentures noted above resulted in an adjustment of $1,320,000 in the third quarter 2004 to the Debenture discount and additional paid-in-capital. Any adjustment to the Debenture discount will be amortized over the remaining life of the Debentures. The exercise price adjustment for the above warrants resulted in a non-cash financing adjustment in the third quarter 2004 upon revaluing the warrants at the new anti-dilution pricing using the Black-Scholes Method.

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

Note 9 - EQUITY INCENTIVE PLAN

The Equity Incentive Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. The Equity Incentive Plan provides for awards to be made to such officers, other key employees, non-employee directors, consultants and advisors of the Company and its subsidiaries as the board of directors may select. A maximum of 8,000,000 shares of common stock is reserved for potential issuance. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. As of September 30, 2004, the Company has granted 385,432 options to directors, officers and employees pursuant to the terms of this plan.


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

                                    Overview

We were founded in the early 1970s as a contract researcher for the National Institutes of Health (NIH). Dr. William A. Carter, M.D., joined us in 1976 and ultimately became our CEO in 1988. He has focused us on exploring, understanding and mastering the mechanism of nucleic acid technology to produce a promising new class of drugs for treating chronic viral diseases and disorders of the immune system. In the course of almost three decades, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and the development of therapeutic products for the treatment of chronic diseases. Our strategy is to obtain the required regulatory approvals which will allow the progressive introduction of Ampligen(R) (our proprietary drug) for treating Myalgic Encephalomyelitis/ Chronic Fatigue Syndrome ("ME/CFS"), HIV, Hepatitis C ("HCV") and Hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. We recently completed the randomized, double-blinded phase III clinical trial (AMP 516) using Ampligen versus placebo in treating over 230 ME/CFS patients. We are now in the process of evaluating the results of this study in anticipation of preparing and filing a new drug application with the FDA. Ampligen is also in Phase IIb Clinical Trials in the U.S. for the treatment of newly emerging multi-drug resistant HIV, and for the induction of cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktails.

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

In September, 2004 we commenced a clinical trial using Alferon N Injection to treat patients infected with the West Nile Virus. The infectious disease section of New York Queens Hopital and the Weill Medical College of Cornell University will be conducting this double-blind, placebo controlled trial.

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

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of September 30, 2004 our accumulated deficit was approximately $134,847,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2004, we had approximately $18,825,000 in cash and cash equivalents and short-term investments. We believe that these funds should be sufficient to meet our operating cash requirements including debt service during the next 24 months. We may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products.


We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

         We need to preserve and acquire enforceable patents covering the use of Ampligen(R) for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen(R) for such disease. We obtained all rights to ALFERON N Injection(R), and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our drug product which are carried out according to standard operating procedure manuals. We have been issued certain patents including those on the use of Ampligen(R) and Ampligen(R) in combination with certain other drugs for the treatment of HIV. We also have been issued patents on the use of Ampligen(R) in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen(R) in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen(R) as a sole treatment for any of the cancers, which we have sought to target. With regard to ALFERON N Injection(R), we have acquired from ISI its patents for natural alpha interferon produced from human peripheral blood leukocytes and its production process. We cannot assure that our competitors will not seek and obtain patents regarding the use of similar products in combination with various other agents, for a particular target indication prior to our doing such. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional patents, we may not be able to successfully market our products.

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


         Ampligen(R) has been only produced in limited quantities for use in our clinical trials and we are dependent upon certain third party suppliers for key components of our products and for substantially all of the production process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA and HPB pertaining to current Good Manufacturing Practices ("cGMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

In order to obtain Ampligen(R) raw materials of higher quality (GMP certified) and on a more regular production basis, we have implemented consolidation and transfer of relevant manufacturing operations into our New Brunswick, New Jersey facility. This consolidation and transfer of manufacturing operations has been implemented as a recent inspection of the Ribotech facility in South Africa, our previous supplier of Ampligen(R) raw materials, indicated that it did not, at present,  meet the  necessary GMP  standards  for a fully  certified  commercial process.  The  transfer of  Ampligen(R)  raw  materials  manufacture  to our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of the 43,000 sq. ft. wholly owned facility are already in compliance for Alferon N manufacture), may delay certain steps in the commercialization process, specifically a targeted NDA filing by December 31, 2004. To facilitate the process, we plan to hire a senior regulatory officer with specific expertise in global quality assurance for multinational pharmaceutical operations.


In connection with settling various manufacturing infractions previously noted by the FDA, Schering-Plough ("Schering") entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San
Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering has recently advised us that it would no longer manufacture Ampligen(R) in this facility at the end of the applicable term (which is 4th quarter, 2004) and would assist us in an orderly transfer of said activities to other non Schering facilities. Accordingly, we have entered into a Confidentiality Agreement with Mayne Pharma Pty, Ltd ("Mayne") to lead to reinitiation and expansion of its Ampligen(R) manufacturing program. Mayne (formerly known as Faulding Pharma) has already successfully manufactured Ampligen(R) several times for ongoing clinical trials, and maintains a fully GMP compliant facility. Simultaneously, we expect to qualify at least one other GMP facility to maintain a minimum of two independent production sites. If we are unable to engage Mayne and/or additional manufacturers in a timely manner, our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.

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

         We have never produced Ampligen(R) or any other products in large commercial quantities. Ampligen(R) is currently produced for use in clinical trials. We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligen(R) or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected. Also, each production lots of Alferon N Injection(R) is subject to FDA review and approval prior to releasing the lots to be sold. This review and approval process could take considerable time, which would delay our having product in inventory to sell. Alferon N Injection(R) presently has a shelf life of 18 months after having been bottled. Studies are being conducted to possibly extend the shelf life to 24 months.

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


Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended September 30, 2004, the price of our common stock has ranged from $1.83 to $5.40 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

As of October 28, 2004, approximately 4,168,137 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. 4,050,566 of these shares have been registered pursuant to agreements between us and the holders of these shares. In addition, we have registered 11,493,641 shares issuable (i) upon conversion of approximately 135% of the January 2004 Debentures, the October 2003 Debentures, the July 2003 Debentures and the July 2004 Debentures; (ii) as payment of 135% of the interest on all of the Debentures; (iii) upon exercise of 135% of the July 2009 Warrants issued in conjunction with the January 2004 Debentures, the May 2009 Warrants and the June 2009 Warrants; and (iv) upon exercise of certain other warrants and stock options. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 11.3% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables consist principally of amounts due from wholesale drug companies as of September 30, 2004.


RESULTS OF OPERATIONS

Three months ended  September  30, 2004 versus Three months ended  September 30,
-------------------------------------------------------------------------------
2003
-----
Net loss

Our net losses for the three months ended September 30, 2004 and 2003 contain significant non-cash financing charges and stock compensation expense. Our losses of approximately $7,007,000 in the current quarter include $3,886,000 in non-cash financing costs as well as $231,000 in non-cash stock compensation expense and $373,000 in asset impairment reserves. For the same period in 2003, we reported a loss of $5,422,000, which included non-cash financing charges of $3,582,000. Excluded these non-cash accounting charges, our net operating losses in 2004 were $2,517,000 compared to $1,840,000 in 2003. This year-to-year increase of $677,000 primarily consists of an increase in production costs related to Alferon production and costs relating to preparing our New Brunswick facility for the installation of the lab now located in Rockville, MD.

Revenues

Revenues for the three months ended September 30, 2004 were $258,000 as compared to revenues of $194,000 for the same period in 2003. Revenues from our ME/CFS cost recovery treatment programs principally underway in the U.S., Canada and Europe were $36,000 for the three months ended September 30, 2004 versus $37,000 for the three months ended September 30, 2003. These clinical programs allow us to provide Ampligen(R) therapy at our cost to severely debilitated ME/CFS patients. Under this program the patients pay for the cost of Ampligen(R) doses infused. These costs total approximately $7,200 for a 24-week treatment program.

In addition, revenues for the three months ended September 30, 2004 from sales of ALFERON N totaled $222,000 versus $157,000 for the same period a year ago. Sales of Alferon N are anticipated to increase as we have more product available and intend to expand our marketing/sales programs on an international basis.

Since acquiring the right to manufacture and market Alferon N on March 11, 2003, we have focused on converting the work-in-progress inventory into finished goods. This work-in-progress inventory included three production lots totaling the equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. In August 2003, we released the first lot of product to Abbott Laboratories for bottling and realized some 21,000 vials of ALFERON N. In August 2004, we released most of the second lot of product (approximately 13,000 vials) to Abbott laboratories for bottling and realized approximately 12,000 vials of Alferon N. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatable vial size for manufacturing of Alferon N Injection. We plan on initiating the process of converting the third lot of approximately 16,000 vials from work-in-progress to finished goods inventory during the fourth quarter 2004 and first quarter 2005. Approximately 2,000 vials were abstracted from the third lot for research and development purposes during the current quarter.

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

In August 2003, we entered into a sales and marketing agreement with Engitech, LLC. to distribute ALFERON N on a nationwide basis. The agreement stipulates that Engitech deploy a sales force to develop and implement marketing plans including scientific and educational programs for use in marketing ALFERON N. Sales have not increased as planned and we are expanding our marketing efforts and are negotiating with other contract sales organizations in order to meet our ALFERON N sales goals.

We executed a Memorandum of Understanding (MOU) in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The MOU required us to file the full report on the results of our AMP 516 Clinical Trial with Fuji by May 31, 2004. If the full report was not provided to Fuji by May 31, 2004 and Fuji did not wish to exercise its option, we would have been required to refund one half of the 400,000 Euro fee. We submitted our initial report to Fuji on May 28, 2004 and have responded to subsequent inquiries for additional information. The option period ends 12 weeks after the later of Fuji's review of the full report on the results of our Amp 516 clinical trial and Fuji's meeting with three of the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we do not provide them with the full report by December 31, 2004 and Fuji does not wish to exercise its option, we will be required to refund the entire fee. If Fuji exercises the option, Fuji would be required to pay us an additional 1,600,000 Euros upon execution of the Sales and Distribution agreement, purchase Ampligen(R) exclusively from us and meet certain annual minimum purchase quotas. We would be required to file an application with the EMEA for commercial sale of Ampligen(R) for ME/CFS on or before December 31, 2005. Upon our filing of that application, we would receive an additional 1,000,000 Euros and, upon approval by the EMEA, an additional 2,000,000 Euros. If we failed to meet the December 31, 2005 filing deadline, we would be required to return 40% of all payments that we had received from Fuji. We would be required to sell Ampligen(R) to Fuji at a 20% price discount until the aggregate amount of the discount reached 1,000,000 Euros (representing 50% of the initial 2,000,000 fee paid to us on and prior to execution of the definitive agreement). On November 9, 2004, we and Fuji terminated the MOU by mutual agreement, Hemispherx and Fuji did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome (CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, we have determined to follow a decentralized filing procedure which was not anticipated in the MOU. We believe that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties we are refunding 200,000 Euros to Fuji.

On March 17, 2004, we closed on the acquisition of all of the worldwide rights of ALFERON N as well as the FDA approved biological production facility in New Brunswick, New Jersey. We intend to expand our marketing/sales programs on an international basis.

Production costs/cost of goods sold

Production costs for the three months ended September 30, 2004 and 2003 were $699,000 and $69,000, respectively. This increase of $630,000 in product costs includes an increase of $40,000 for the cost of increased sales of Alferon N for the three months ended September 30, 2004. The remaining increase in production costs relating to 1) annual maintenance of certain Alferon N production and laboratory equipment, 2) preparing the New Brunswick facility for the relocation and consolidation of the Rockville Quality Assurance laboratory, 3) evaluating the production requirements and equipment needs to produce polymers at our New Brunswick facility 4) an increase in Quality Assurance efforts due to increased Alferon N production and 5) recording a reserve for potentially stale inventory.

In August 2004, we released most of the second lot of product (approximately 13,000 vials) to Abbott laboratories for bottling and realized approximately 12,000 vials of Alferon N. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatable vial size for manufacturing of Alferon N Injection. We plan on initiating the process of converting the third lot of approximately 16,000 vials from work-in-progress to finished goods inventory during the fourth quarter 2004 and first quarter 2005. Approximately 2,000 vials were abstracted from the third lot for research and development purposes during the current quarter. Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA.


Research and Development costs

Overall research and development direct costs for the three months ended September 30, 2004 were $974,000 as compared to $846,000 during the same period a year earlier. These costs primarily reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers. At this time, this effort primarily consists of on-going clinical trials involving patients with ME/CFS and HIV. The primary reason for the increase in research and development costs of $128,000 for the three months ended September 30, 2004 versus the same period a year ago was due to effort related to developing a more efficient manufacturing and bottling process for Alferon N Injection.


We recently completed the double-blind segment of our AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS.

Clinical data on the primary endpoint exercise treadmill duration was presented at the 17th International Conference on Anti-viral Research in Tucson, AZ on May 3, 2004. The data showed that patients receiving Ampligen for 40 weeks improved exercise treadmill performance by a medically and statistically significant amount compared to the Placebo group. New data was presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy on increases in exercise capacity with Ampligen and Placebo which were correlated with an improved ability to utilize oxygen, so called, maximum oxygen consumption or (VO2max). VO2max has been previously shown by others to be decreased with individuals with CFS. An abnormal exercise stress test, including a low VO2max, could help qualify CFS patients for disability under Social Security Administration rules. Additional data on subset analyses showed that both Stratification cohorts (those with baseline exercise treadmill duration greater than or less than nine minutes) improved exercise capacity by over 6.5%, an amount considered medically significant in other chronic diseases.

Ampligen is also currently in two Phase IIb studies for the treatment of HIV to overcome multi-drug resistance, virus mutation and toxicity associated with current HAART therapies. One study, the AMP-719, is a Salvage Therapy, conducted in the U.S. and evaluating the potential synergistic efficacy of Ampligen in multi-drug resistant HIV patients for immune enhancement. The second study, the AMP-720, is a clinical trial designed to evaluate the effect of Ampligen under Strategic Treatment Intervention and is also conducted in the U.S. Enrollment in the AMP 719 study is presently on hold as we focus our efforts on ramping up the AMP 720 study.

ME/CFS

Over 230 patients have participated in our ME/CFS Phase III clinical trial. In August 2004, the remaining patients completed the open label segment (Stage II) of this Phase III protocol. Data collection for the open label segment is in process. We completed the randomized placebo controlled phase (Stage I) of this study in February 2004 and have started final data collection for the data analysis. This process is ongoing and should be completed by early 2005. As with any experimental drug being tested for use in treating human diseases, the FDA must approve the testing and clinical protocols employed and must render their decision based on the safety and efficacy of the drug being tested. Historically this is a long and costly process. Our ME/CFS AMP 516 clinical study is a Phase III study, which based on favorable results, will serve as the basis for us to file a new drug application with the FDA. The FDA review process could take 18-24 months and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) required more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4)reject our application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

HIV

We are currently focused on recruiting additional clinical investigators and HIV patients to participate in the AMP 720 HIV clinical trial. Our efforts to do this have been somewhat hampered as most of our clinical resources have been directed to completing the AMP 516 ME/CFS clinical trial. Now that the AMP 516 patients have completed the randomized segment of the clinical trial, we are devoting more resources toward the AMP 720 HIV clinical trial. Our AMP 719 HIV clinical trial has been put on hold at this time.

The Amp 720 HIV study is a treatment  using a Strategic  Treatment  Interruption
(STI). The patients' antiviral HAART regimens are interrupted and Ampligen(R) is substituted as mono-immunotherapy. Ampligen(R) is an experimental immunotherapeutic designed to display both antiviral and immune enhancing characteristics. Prolonged use of Highly Active Antiretroviral Therapy (HAART) has been associated with long-term, potentially fatal, toxicities. The clinical study AMP 720 is designed to address these issues by evaluating the administration of our lead experimental agent, Ampligen(R), a double stranded RNA drug acting potentially both as an immunomodulator and antiviral. Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks. As more patients are enrolled, the related clinical costs will continue to increase with some offset to our overall expenses due to the diminishing cost of the ME/CFS clinical trial. It is difficult to estimate the duration or projected costs of these two clinical trials due to the many variables involved, i.e.: patient drop out rate, recruitment of clinical investigators, etc. The length of the study and costs related to our clinical trials cannot be determined at this time as such will be materially influenced by (a) the number of clinical investigators needed to recruit and treat the required number of patients, (b) the rate of accrual of patients and (c) the retention of patients in the studies and their adherence to the study protocol requirements. Under optimal conditions, the cost of completing the studies could be approximately $2.0 to $3.0 million. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, as there is competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment may compete for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial be conducted or not. In case a Phase III study is required; the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we may obtain revenues from our HIV treatment indications.

In September, 2004 we commenced a clinical trial using Alferon N Injection to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hosptial and the Weill Medical College of Cornell University will be conducting this double-blinded, placebo controlled trial. During 2004, over 2,000 human cases of WNV have been reported in 40 states.

Manufacturing


In order to obtain Ampligen(R) raw materials of higher quality (GMP certified) and on a more regular production basis, we have implemented consolidation and transfer of relevant manufacturing operations into our New Brunswick, New Jersey facility. This consolidation and transfer of manufacturing operations has been implemented as a recent inspection of the Ribotech facility in South Africa, our previous supplier of Ampligen(R) raw materials, indicated that it did not, at present,  meet the  necessary GMP  standards  for a fully  certified  commercial process.  The  transfer of  Ampligen(R)  raw  materials  manufacture  to our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of the 43,000 sq. ft. wholly owned facility are already in compliance for Alferon N manufacture), may delay certain steps in the commercialization process, specifically a targeted NDA filing by December 31, 2004. To facilitate the process, we plan to hire immediately a senior regulatory officer with specific expertise in global quality assurance for multinational pharmaceutical operations.


In connection with settling various manufacturing infractions previously noted by the FDA, Schering-Plough ("Schering") entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San
Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering has recently advised us that it would no longer manufacture Ampligen(R) in this facility at the end of the applicable term (which is 4th quarter, 2004) and would assist us in an orderly transfer of said activities to other non Schering facilities. Accordingly, we have entered into a Confidentiality Agreement with Mayne Pharma Pty, Ltd ("Mayne") to lead to reinitiation and expansion of its Ampligen(R) manufacturing program. Mayne (formerly known as Faulding Pharma) has already successfully manufactured Ampligen(R) several times for ongoing clinical trials, and maintains a fully GMP compliant facility. Simultaneously, we expect to qualify at least one other GMP facility to maintain a minimum of two independent production sites. If we are unable to engage Mayne and/or additional manufacturers in a timely manner, our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.


General and Administrative Expenses

Excluding non-cash charges of $231,000 for stock compensation expense, our G&A costs were $1,068,000 for the quarter ended September 30, 2004 compared to $1,045,000 for the same period in 2003. One-time higher costs in Europe for the settlement of disputed employee pension costs were offset by lower expenses related to fees and expenses that we incurred in connection with our acquisition of the assets of ISI in 2003.

Other Income/Expense

Interest and other income for the three months ended September 30, 2004 and 2003 totaled $32,000 and $10,000, respectively. The primary reason for the increase in interest and other income during the current quarter can be attributed to more cash available for investment purposes versus the same period a year ago. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

Non-cash financing costs were $3,886,000 for the three months ended September 30, 2004 versus $3,582,000 for the same three months a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs."

In connection with the redemption obligation recorded in conjunction with the January 2004 Debentures, we recorded additional financing costs of approximately $947,000 in the first quarter 2004. In the second quarter 2004, we recorded a reduction in financing costs of approximately $260,000. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Impairment loss

During the quarter ended September 30, 2004, we recorded a non-cash charge of $373,000 with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on its then proposed investment offerings.


Nine months ended September 30, 2004 versus Nine months ended September 30, 2003
-------------------------------------------------------------------------------
Net loss
---------
Non-cash charges materially affected our net losses for the nine months ended September 30, 2004 and 2003. Our losses of $21,004,000 for the nine months ended September 30, 2004, include non-cash financing charges of $11,406,000 and non-cash charges of $2,000,000 for stock compensation expenses. The losses for the same period in 2003 of $10,728,000 included non-cash financing charges of $5,549,000. Excluding these non-cash accounting charges, our net operating losses for the nine months ended September 30, 2004 and 2003 were $7,598,000 and $5,179,000, respectively. This $2,419,000 increase in net operating losses reflects an increase of $679,000 in G&A expenses and a $1,767,000 increase in production/cost of goods sold. The increase in our G&A costs were the result of
1) higher directors' fees due to the addition of one board member to our board of directors, 2) increased service fees paid to investment bankers for assisting us in financing matters, and 3) increased costs of Alferon N marketing and promotion. Our production cost/cost of goods sold increased due to 1) higher Alferon N Injection sales, 2) costs relating to the development of different sized vials for bottling Alferon, and 3) costs related to preparing our New Brunswick, NJ facility for the installation of the lab now located in Rockville, MD and expanding production at our New Brunswick facility to include Ampligen(R) raw material. The $2,000,000 for stock compensation expense primarily consisted of $1,769,000 resulting from warrants issued to Dr. Carter in 2003 that vested in the first quarter 2004. These warrants vested upon the second ISI asset closing which occurred on March 17, 2004. See "Executive Compensation" in amendment no. 1 to our annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004, for details related to how Dr. Carter has been compensated with respect to this matter.

Revenues

Revenues for the nine months ended September 30, 2004 were $907,000 as compared to revenues of $354,000 for the same period in 2003. Revenues from our ME/CFS cost recovery treatment programs principally underway in the U.S., Canada and Europe were $128,000 for the nine months ended September 30, 2004 versus $118,000 for the nine months ended September 30, 2003. These clinical programs allow us to provide Ampligen(R) therapy at our cost to severely debilitated ME/CFS patients. Under this program the patients pay for the cost of Ampligen(R) doses infused. These costs total approximately $7,200 for a 24-week treatment program.

In addition, revenues for the nine months ended September 30, 2004 from sales of ALFERON N totaled $779,000 versus $236,000 for the period of March 11, 2003, the date we acquired the rights to the Alferon N business from ISI, through September 30, 2003. Sales of Alferon N are anticipated to increase as we have more product available and intend to expand our marketing/sales programs on an international basis.

Since acquiring the right to manufacture and market Alferon N on March 11, 2003, we have focused on converting the work-in-progress inventory into finished goods. This work-in-progress inventory included three production lots totaling the equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. In August 2003, we released the first lot of product to Abbott Laboratories for bottling and realized some 21,000 vials of ALFERON N. In August 2004, we released most of the second lot of product (approximately 13,000 vials) to Abbott laboratories for bottling and realized approximately 12,000 vials of Alferon N. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatable vial size for manufacturing of Alferon N Injection. We plan on initiating the process of converting the third lot of approximately 16,000 vials from work-in-progress to finished goods inventory during the fourth quarter 2004 and first quarter 2005. Approximately 2,000 vials were abstracted from the third lot for research and development purposes as well during the current quarter. Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA.

In August 2003, we entered into a sales and marketing agreement with Engitech, LLC. to distribute ALFERON N on a nationwide basis. The agreement stipulates that Engitech deploy a sales force to develop and implement marketing plans including scientific and educational programs for use in marketing ALFERON N. Sales have not increased as planned and we are expanding our marketing efforts and are negotiating with other contract sales organizations in order to meet our ALFERON N sales goals. We executed a Memorandum of Understanding (MOU) in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The MOU required us to file the full report on the results of our AMP 516 Clinical Trial with Fuji by May 31, 2004. If the full report was not provided to Fuji by May 31, 2004 and Fuji did not wish to exercise its option, we would have been required to refund one half of the 400,000 Euro fee. We submitted our initial report to Fuji on May 28, 2004 and have responded to subsequent inquiries for additional information. The option period ends 12 weeks after the later of Fuji's review of the full report on the results of our Amp 516 clinical trial and Fuji's meeting with three of the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we do not provide them with the full report by December 31, 2004 and Fuji does not wish to exercise its option, we will be required to refund the entire fee. If Fuji exercises the option, Fuji would be required to pay us an additional 1,600,000 Euros upon execution of the Sales and Distribution agreement, purchase Ampligen(R) exclusively from us and meet certain annual minimum purchase quotas. We would be required to file an application with the EMEA for commercial sale of Ampligen(R) for ME/CFS on or before December 31, 2005. Upon our filing of that application, we would receive an additional 1,000,000 Euros and, upon approval by the EMEA, an additional 2,000,000 Euros. If we failed to meet the December 31, 2005 filing deadline, we would be required to return 40% of all payments that we had received from Fuji. We would be required to sell Ampligen(R) to Fuji at a 20% price discount until the aggregate amount of the discount reached 1,000,000 Euros (representing 50% of the initial 2,000,000 fee paid to us on and prior to execution of the definitive agreement). On November 9, 2004, we and Fuji terminated the MOU by mutual agreement, Hemispherx and Fuji did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome (CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, we have determined to follow a decentralized filing procedure which was not anticipated in the MOU. We believe that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties we are refunding 200,000 Euros to Fuji.

On March 17, 2004, we closed on the acquisition of all of the worldwide rights of ALFERON N as well as the FDA approved biological production facility in New Brunswick, New Jersey. We intend to expand our marketing/sales programs on an international basis.

Production costs/cost of goods sold

Production  costs for the nine  months  ended  September  30, 2004 and 2003 were
$1,991,000 and $224,000, respectively. These costs reflect approximately $350,000 for the cost of sales of ALFERON N Injection(R) for the nine months ended September 30, 2004. In addition, costs of sales for Alferon N Injection(R) for the period March 11, 2003 (acquisition date of inventory from ISI) through September 30, 2003 amounted to $117,000. The remaining production costs represent expenditures associated with preparing the New Brunswick facility for the installation of the lab now located in Rockville, MD and for further production of Alferon N Injection(R) and Ampligen(R) raw materials. In August 2004, we released most of the second lot of product (approximately 13,000 vials) to Abbott laboratories for bottling and realized approximately 12,000 vials of Alferon N. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatable vial size for manufacturing of Alferon N Injection. We plan on initiating the process of converting the third lot of approximately 16,000 vials from work-in-progress to finished goods inventory during the fourth quarter 2004 and first quarter 2005. Approximately 2,000 vials were obstracted from the third lot for research and development purposes as well during the current quarter. Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA.

Research and Development costs

Overall research and development direct costs for the nine months ended September 30, 2004 were $2,696,000 as compared to $2,574,000 during the same period a year earlier. These costs primarily reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers. At this time, this effort primarily consists of on-going clinical trials involving patients with HIV. The primary reason for the increase in research and development costs of $122,000 for the nine months ended September 30, 2004 versus the same period a year ago was due to costs incurred in the development of a more efficient bottling manufacturing process for Alferon N Injection. Please see "Research and Development costs" commentary for the "Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003" within Part I. Item 2: "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" contained above herein for more details on research and development activities.

Manufacturing


In order to obtain Ampligen(R) raw materials of higher quality (GMP certified) and on a more regular production basis, we have implemented consolidation and transfer of relevant manufacturing operations into our New Brunswick, New Jersey facility. This consolidation and transfer of manufacturing operations has been implemented as a recent inspection of the Ribotech facility in South Africa, our previous supplier of Ampligen(R) raw materials, indicated that it did not, at present,  meet the  necessary GMP  standards  for a fully  certified  commercial process.  The  transfer of  Ampligen(R)  raw  materials  manufacture  to our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of the 43,000 sq. ft. wholly owned facility are already in compliance for Alferon N manufacture), may delay certain steps in the commercialization process, specifically a targeted NDA filing by December 31, 2004. To facilitate the process, we plan to hire immediately a senior regulatory officer with specific expertise in global quality assurance for multinational pharmaceutical operations.


In connection with settling various manufacturing infractions previously noted by the FDA, Schering-Plough ("Schering") entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San
Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering has recently advised us that it would no longer manufacture Ampligen(R) in this facility at the end of the applicable term (which is 4th quarter, 2004) and would assist us in an orderly transfer of said activities to other non Schering facilities. Accordingly, we have entered into a Confidentiality Agreement with Mayne Pharma Pty, Ltd ("Mayne") to lead to reinitiation and expansion of its Ampligen(R) manufacturing program. Mayne (formerly known as Faulding Pharma) has already successfully manufactured Ampligen(R) several times for ongoing clinical trials, and maintains a fully GMP compliant facility. Simultaneously, we expect to qualify at least one other GMP facility to maintain a minimum of two independent production sites. If we are unable to engage Mayne and/or additional manufacturers in a timely manner, our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.



General and Administrative Expenses

General and Administrative ("G&A") expenses for the nine months ended September 30, 2004 and 2003 were approximately $5,229,000 and $2,550,000, respectively. The increase in G&A expenses of $2,679,000 during this period is primarily due to a non-cash stock compensation charge of $1,769,000 resulting from warrants issued to Dr. Carter in 2003 that vested in 2004. These warrants vested upon the second ISI asset closing which occurred on March 17, 2004. For comparative purposes only, excluding the stock compensation charge of $1,769,000 noted above, our G&A expenses were $3,460,000 and $2,550,000 for the nine months ended September 30, 2004, respectively. The primary reason for this increase of $910,000 can be attributed to investment banking fees relating to assistance in financing matters, public relations/promotion costs relating to Alferon N marketing, accounting fees, Director's fees, and stock compensation expense during the first nine months in 2004.

Other Income/Expense

Interest and other income for the nine months ended September 30, 2004 and 2003 totaled $56,000 and $61,000, respectively. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

Interest expense and financing costs were $11,406,000 for the nine months ended September 30, 2004 versus $5,549,000 for the same nine months a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs."

In connection with the redemption obligation recorded in conjunction with the January 2004 Debentures, we recorded additional financing costs of approximately $947,000 in the first quarter 2004. In the second quarter quarter 2004, we recorded a reduction in financing costs of approximately $260,000. Please see
Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Liquidity And Capital Resources

Cash used in operating activities for the nine months ended September 30, 2004 was $5,218,000. Cash provided by financing activities for the nine months ended September 30, 2004 amounted to $19,083,000, substantially from proceeds from debenture offerings, the sale of common stock and the exercising of common stock warrants. As of September 30, 2004, we had approximately $18,825,000 million in cash and short-term investments. We believe that these funds should be sufficient to meet our operating cash requirements including debt service during the next 24 months. We may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

Please see Note 6 -  "Acquisition  of Assets of Interferon  Sciences,  Inc." and
Note 7 - "Debenture Financing" in the consolidated financial statements contained herein for more details on our acquisition of assets and debenture and stock financings.

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


ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

Excluding obligations to pay us for various licensing related fees, we had approximately $18,825,000 in cash and cash equivalents and short-term investments at September 2004. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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


                           Part II - OTHER INFORMATION


Item 1.   Legal Proceedings

On September 30, 1998, we filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc. ("Asensio"). The action included claims of defamation, disparagement, tortuous interference with existing and prospective business relations and conspiracy, arising out of Asensio's false and defamatory statements. The complaint further alleged that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme in August and September, 1998. In 1999, Asensio filed an answer and counterclaim alleging that in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about Asensio. We denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002. A jury verdict disallowed the claims against the defendants for defamation and disparagement and the court granted us a directed verdict on the counterclaim. On July 2, 2002 the Court entered an order granting us a new trial against Asensio for defamation and disparagement. Thereafter, Asensio appealed the granting of a new trial to the Superior Court of Pennsylvania. The Superior Court of Pennsylvania has denied Asensio's appeal. Asensio has now petitioned the Supreme Court of Pennsylvania for allowance of an appeal. We have opposed Asensio's petition for allowance of appeal and the matter is now pending before the Supreme Court of Pennsylvania.

In June 2002, a former ME/CFS clinical trial patient and her husband filed a claim in the Superior Court of New Jersey, Middlesex County, against us, one of our clinical trial investigators and others alleging that she was harmed in the ME/CFS clinical trial as a result of negligence and breach of warranties. On June 25, 2004 all claims against us were dismissed with prejudice. The former ME/CFS clinical trial patient and her husband have now appealed the dismissal of their claims to the New Jersey Superior Court, Apellate Division, where the matter is now pending.

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


ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004, the Debenture holders exercised all of the July 2003 and October 2003 Warrants and the Additional Investment Rights amounting to approximately $4,198,980 in gross proceeds to us. We issued to these holders warrants (the "June 2009 Warrants") to purchase an aggregate of 1,300,000 shares of common stock.

The June 2009 Warrants are to acquire at any time commencing on January 13, 2005 through June 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $3.75 per share. On July 13, 2005, the exercise price of these June 2009 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between July 14, 2004 and July 12, 2005. The exercise price (and the reset price) under the June 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $3.33 per share. Upon completion of the August 2004 Private Placement, the exercise price was lowered to $3.33 per share.

In August 2004, we closed a private placement with select institutional investors of approximately 3,617,300 shares of our Common Stock and warrants to purchase an aggregate of up to approximately 1,085,200 shares of its Common Stock. Jefferies & Company, Inc. acted as Placement Agent for which it received a fee and Common Stock Purchase Warrants. The Company raised approximately $7,524,000 in gross cash proceeds from this private offering.

The Warrants are exercisable at $2.86 per share. Each Warrant has a term of five years and is fully exercisable from the date of issuance.

The Private Placement at $2.08 per share triggered the anti-dilution provisions in our outstanding convertible debentures and related warrants to purchase common stock. The January 2004 Debentures are now convertible at $2.08 per share. The July 2009 Class A and Class B warrants are now exercisable at $2.58 per share. The May 2009 Warrants are exercisable at $4.01 per share and the June 2009 Warrants are exercisable at $3.33 per share.

During the quarter ended September 30, 2004, we also issued 1) an aggregate of 20,832 shares to our Directors as part of their quarterly compensation, 2) 2,326 shares to Business Asia Corporation for services performed and 3) 335,432 to certain Officers and Directors pursuant to our equity compensation stock option plan.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended September 30, 2004.

ITEM 3:   Defaults in Senior Securities

None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

None.

ITEM 5:   Other Information

None.

ITEM 6:   Exhibits and Reports on Form 8K

(a)  Exhibits

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

(b)Reports on Form 8-K

Form 8-K filed on July 15, 2004
Form 8-K filed on August 2, 2004
Form 8-K filed on August 6, 2004
Form 8-K filed on September 15, 2004

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HEMISPHERx BIOPHARMA, INC.


 Date: November 12, 2004             /S/ William A. Carter
                                     ---------------------------
                                     William A. Carter, M.D.
                                     Chief Executive Officer & President



Date: November 12, 2004              /S/ Robert E. Peterson
                                     --------------------------
                                     Robert E. Peterson
                                     Chief Financial Officer

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

Date:  November 12, 2004


                                    /s/ William A. Carter
                                    -------------------------
                                    William A. Carter
                                    Chief Executive Officer

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

Date:  November 12, 2004

                                            /s/ Robert E. Peterson
                                           ---------------------------
                                            Robert Peterson
                                            Chief Financial Officer

                                                           EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 12, 2004


                                                 /s/ William A. Carter
                                                 --------------------------
                                                 William A. Carter
                                                 Chief Executive Officer

                                                              EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 12, 2004


                                              /s/ Robert E. Peterson
                                             ------------------------
                                              Robert E. Peterson
                                              Chief Financial Officer