Form 10-K
period 2004-12-31
HEMISPHERX BIOPHARMA INC
filed 2005-03-16
CIK 946644

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                           Commission File No. 1-13441

                           HEMISPHERX BIOPHARMA, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                           52-0845822
         -------------------------------  -------------------------------
         (State or other jurisdiction of  (I.R.S. Employer Identification
          incorporation or organization)    Number)

            1617 JFK Boulevard Philadelphia, Pennsylvania   19103
            ---------------------------------------------  ------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (X) No ()

The aggregate market value of Common Stock held by non-affiliates at June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $171,234,810. For purposes of this calculation, it was assumed that all Common Stock is valued at the closing price as of such date of $3.44 per share.

The number of shares of the registrant's Common Stock outstanding as of March 11, 2005 was 49,849,325.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                TABLE OF CONTENTS
                                                                         Page
PART I

Item 1. Business                                                            1

Item 2. Properties                                                         39

Item 3. Legal Proceedings                                                  39

Item 4. Submission of Matters to a Vote of Security Holders                41

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities             41

Item 6. Selected Financial Data                                            43

Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           44

Item 7A. Quantitative and Qualitative Disclosure About
              Market Risk                                                  59

Item 8. Financial Statements and Supplementary Data                        59

Item 9. Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure                           59

Item 9A. Controls and Procedures                                           59

Item 9B. Other Information                                                 61

PART III

Item 10. Directors and Executive Officers of the Registrant                62

Item 11. Executive Compensation                                            65

Item 12. Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters               76

Item 13. Certain Relationships and Related Transactions                    79

Item 14. Principal Accountant Fees and Services                            80

PART IV

Item 15. Exhibits, Financial Statement Schedules                           81

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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


                                     PART I
ITEM 1.  Business.
GENERAL
         We are a biopharmaceutical company engaged in the manufacture and clinical development of new drugs for the treatment of viral and immune based chronic disorders. We were founded in the early 1970s, as a contract researcher for the National Institutes of Health. After almost 30 years, we have established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of chronic diseases. We own a manufacturing facility in New Jersey, and have corporate offices in Philadelphia, PA.

         Our flagship products include Ampligen and Alferon. Ampligen is an experimental drug undergoing clinical trials for the treatment of: Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS), HIV, and HIV/Hepatitis C co-infection. In August 2004, we completed a Phase III clinical trial treating over 230 ME/CFS patients with Ampligen and are in the process of preparing a new drug application to be filed with the FDA. Alferon N Injection is the registered trademark for our injectable formulation of Natural Alpha Interferon, which is approved by the U.S. Food and Drug Administration ("FDA") for the treatment of genital warts. Alferon N is also in clinical development for treating Hepatitis C ("HEP-C"), Multiple Sclerosis, Human Immunodeficiency Virus (HIV), West Nile Virus ("WNV") and Severe Acute Respiratory Syndrome (SARS).

         We have over 170 patents worldwide with 14 additional patents pending comprising our core intellectual property, a fully commercialized product
(Alferon), and a GMP (good manufacturing practice) certified manufacturing facility.

         In March 2003, we began the step by step acquisition from Interferon Sciences, Inc. ("ISI") of ISI's commercial assets, inventory concerning Alferon N, including a limited license for the production, manufacture, use, marketing and sale of Alferon N. Alferon N is a natural alpha interferon that has been approved by the FDA for commercial sale for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. The acquisition was completed in Spring 2004 with the acquisition of all world wide commercial rights, the FDA approval, acquisition of 43,000 square feet of manufacturing space in New Jersey and acquisition of all intellectual property related to Alferon.

         We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

     Since the completion of our AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS we have received inquiries from and, under confidentiality agreements, are having dialogue with other companies regarding marketing opportunities. No proposal or agreements have resulted from the dialogue, nor can we be assured that any proposals or agreements will result from these inquiries.

OUR PRODUCTS

         Our primary products consist of our experimental compound, Ampligen, our FDA approved natural interferon product, Alferon N Injection and our experimental liquid natural interferon LDO.

         Ampligen(R)

         Nucleic   acid   compounds   represent   a   potential   new  class  of
pharmaceutical products that are designed to act at the molecular level for treatment of human diseases. There are two forms of nucleic acids, DNA and RNA. DNA is a group of naturally occurring molecules found in chromosomes, the cell's genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell's behavior and which regulate the action of groups of cells, including the cells, which comprise the body's immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against virus and tumors. Our drug technology utilizes specially configured RNA. Our double-stranded RNA drug product, trademarked Ampligen(R), which is administered intravenously, is (or has been) in human clinical development for various disease indications, including treatment for ME/CFS, HIV, renal cell carcinoma and malignant melanoma. Further studies are planned in cancer treatment but initiation dates have not been set.

         Our proprietary development drug technology Ampligen(R) utilizes specially configured ribonucleic acid ("RNA") and currently is protected by more than 170 patents worldwide with 14 additional patent applications pending to provide further proprietary protection in various international markets. Certain patents apply to the use of Ampligen(R) alone and certain patents apply to the use of Ampligen(R) in combination with certain other drugs. Some composition of matter patents pertain to other new medications which have a similar mechanism of action. During 2004, we reviewed our patents and patent applications. As a result, various patents and patent applications were elected not to be renewed. The non-renewed patents consisted mostly of international origin or were not conducive to oral application.

         The main U.S. ME/CFS treatment patent (#6130206) expires October 10, 2017. Our main patents covering HIV treatment (#4795744, #4820696, #5063209, and #5091374) expire on January 3, 2006, April 11, 2006, November 5, 2008, and February 25, 2009, respectively; Hepatitis treatment coverage is conveyed by U.S. patent #5593973 which expires on January 14, 2014. The U.S. Ampligen(R) Trademark (#1,515,099) expires on December 6, 2008 and can be renewed thereafter for an additional 10 years. The U.S. FDA has granted us "orphan drug status" for our nucleic acid-derived therapeutics for ME/CFS, HIV, and renal cell carcinoma and malignant melanoma. Orphan drug status grants us protection against competition for a period of seven years following FDA approval, as well as certain federal tax incentives, and other regulatory benefits.

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

         The FDA approved ALFERON N Injection(R) in 1989 for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Certain types of human papillomaviruses ("HPV") cause genital warts, a sexually transmitted disease ("STD"). A published report estimates that approximately eight million new and recurrent causes of genital warts occur annually in the United States alone.

         The U.S. Alferon(R) Patents expire February 10, 2012 (5,503,828 and 5,676,942) and December 22, 2017 (5,989,441).

         Alferon N Injection(R) [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multi-species alpha interferon product. There are essentially no antibodies observed against natural interferon to date and the product has a relatively low side-effect profile. Alferon is the only natural-source, multi-species alpha interferon currently sold in the U.S.

         The recombinant DNA derived alpha interferon are now reported to have decreased effectiveness after one year, probably due to antibody formation and other severe toxicities. These detrimental effects have not been reported with the use of Alferon N Injection(R) which could allow this product to assume a much larger market share.

         It is our belief that the use of Alferon N in combination with Ampligen(R) has the potential to increase the positive therapeutic responses in chronic life threatening viral diseases. Combinational therapy is evolving to the standard of acceptable medical care based on a detailed examination of the Biochemistry of the body's natural antiviral response.

        Alferon LDO

         ALFERON LDO is an experimental low-dose, oral liquid formulation of Natural Alpha Interferon. It is an experimental immunotherapeutic believed to work by stimulating an immune cascade response in the cells of the mouth and throat, enabling it to bolster an immune response through the entire body orally. Oral interferon would be much more economically feasible for patients and logistically manageable in development programs in third-world countries primarily affected by HIV and other emerging viruses (SARS, Ebola, bird flu, etc.). Oral administration of Alferon N(R), with its affordability, low toxicity, no production of antibodies, and broad range of potential bio activity, could be a breakthrough treatment for viral diseases.


RESEARCH AND DEVELOPMENT

         Our focus is on developing drugs for use in treating viral and immune based chronic disorders and diseases including ME/CFS, HIV, HEP-C, HPV, SARS and West Nile Virus. Our current clinical trial projects target treatment therapies for ME/CFS, HIV, HPV and HEP-C and other diseases.

         Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS)

         Chronic Fatigue Syndrome (CFS), also known as Chronic Immune Dysfunction Syndrome (CFIDS) and, myalgic encephalomyelitis (ME) is a serious and debilitating chronic illness and a major public health problem. Long misunderstood, under-recognized, and under-diagnosed, ME/CFS is now recognized by both the government and private sector as a major health problem, including the National Institutes of Health, U.S. Centers for Disease Control and Prevention (CDC), Food and Drug Administration and Social Security Administration, which recognizes CFS as one of the most common chronic illnesses of our time. The CDC listed ME/CFS as a priority disease, causing severe health and financial problems for the patients, their family, and the community. ME/CFS is endemic in the population, but occasionally seen in clusters suggesting an infectious basis. A variety of immunological, endocrine, autonomic nervous system, and metabolic abnormalities have been documented. A groundbreaking, community-based study of ME/CFS by Dr. Leonard Jason was published in the Archives of Internal Medicine in 1999 and showed a prevalence rate of 422 of every 100,000 Americans. As many as 800,000 people nationwide suffer from CFS, twice the number previously estimated by the Centers for Disease Control and Prevention. Furthermore, 90% of the patients with the illness are struggling without the benefit of medical diagnosis or treatment. While ME/CFS strikes people of all age, racial, ethnic, and socioeconomic groups, it is most prevalent amongst women. Research has shown that ME/CFS is about three times as common in women (522/100,000) as men, a rate similar to that of many autoimmune diseases, such as multiple sclerosis and lupus. To put this into perspective, ME/CFS is over four times more common than HIV infection in women (125/100,000), and the rate of ME/CFS in women is considerably higher than a woman's lifetime risk of getting lung cancer (63/100,000) as published by the CFIDS Association of America.

         The most common symptom of ME/CFS is incapacitating fatigue, which does not subside with rest. Many severe ME/CFS patients become completely disabled or totally bedridden and are afflicted with severe pain and mental confusion even at rest. This debilitating tiredness is associated with flu-like symptoms such as chills, fever, headache, sore throat, painful lymph nodes, muscle aches, weakness and joint pain. Diagnosis of ME/CFS is a time-consuming and difficult process which is generally arrived at by excluding other illnesses with similar symptoms and comparing a patient's symptoms with the case definition. Overlapping symptoms can occur with several diseases, such as fibromyalgia, Gulf War Illnesses, and multiple chemical sensitivities. Many diseases have similar symptoms including Lupus and Lyme disease which so closely mimic ME/CFS that they need to be considered when making a diagnosis to rule them out.

         The case definition for ME/CFS criteria calls for certain symptoms to be present along with fatigue that interferes with physical, mental, social, and educational activities. Both the fatigue and symptoms must have occurred for (at least) a six month period. People with ME/CFS may experience many more than the symptoms named in the case definition, so knowledgeable physicians will take this fact into consideration when making a diagnosis (after other possible reasons for symptoms have been ruled out).

         The leading model of CFS pathogenesis is thought to be rooted in abnormalities in the immune system and brain (central nervous system), both of which affects and alters the function of the other. Because some cases of chronic fatigue begin with a flu-like infection, several viruses have been studied as possible causes because all are relatively common in the general population, including Human Herpesvirus (HHV) 6 and 7, Retroviruses, Epstein-Barr Virus, Enteroviruses, , as well as, Mycoplasmas, etc.. Whilst, the etiology is likely to be caused by a collection of factors, including viral, hormonal, stress, and other triggers for the illness in genetically, environmentally or otherwise susceptible individuals and continues to be a subject of discussion.

         Most ME/CFS patients are treated symptomatically with traditional treatments geared toward treating symptoms of the disease, such as improving quality of sleep, reducing pain and treatment of depression. Clinically, a number of different therapeutic approaches have been pursued, but with no significant clinical success.


         In 1998, we were authorized by the FDA to initiate a Phase III multicenter, placebo-controlled, randomized, double blind clinical trial to treat 230 patients with ME/CFS in the U.S. The objective of this Phase III, clinical study, denoted as Amp 516, was to evaluate the safety and efficacy of Ampligen(R) as a treatment for ME/CFS. Over the course of the study, we engaged the services of 12 clinical investigators at Medical Centers in California, New Jersey, Florida, North Carolina, Wisconsin, Pennsylvania, Nevada, Illinois, Utah and Connecticut. These clinical investigators were medical doctors with special knowledge of ME/CFS who have recruited, prescreened and enrolled ME/CFS patients for inclusion in the Phase III Amp 516 ME/CFS clinical trial. This clinical trial enrolled and randomized over 230 ME/CFS patients. We completed drug dosing in this trial in August 2004. A preliminary review of the data collected during this trial indicated that Ampligen improved exercise treadmill performance by 19.3% versus 4.1% in the placebo group, or more than twice the minimum considered medically significant (6.5%), a statistically significant increase
(p=0.037). The major significance is the ability to safely obtain medical benefits (increased physical performance) which have largely eluded others. Also, Ampligen significantly improved important secondary endpoints associated with Quality of Life. There was no significant difference in the number of serious adverse events, suggesting that the drug was generally well tolerated. Given that the FDA has already granted Ampligen Treatment Protocol Status and Orphan Drug Status based on earlier studies, we believe these medically and statistically significant results, when finalized, will facilitate FDA review and approval.


         Human Immunodeficiency Virus  (HIV)

         The Human Immunodeficiency Virus (HIV) is the cause of Acquired Immune Deficiency Syndrome (AIDS). HIV has high rates of viral replication and mutation, there by developing drug resistance. Resistance is least likely to develop if treatment is based on a combination of drugs. With this approach, resistance takes longer to develop because a virus strain resistant to one drug could still be sensitive to another. To overcome the action of two or more drugs simultaneously, the virus has to acquire multiple mutations. Its chances of getting multiple mutations in the right combination to resist a number of drugs are much smaller than its chance of acquiring a single mutation that enables it to resist just one drug. Therefore, properly sequencing HIV drug treatment allows for the maximum number of options and alternatives to be available for long term.

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

         Subsequent experience has provided a more realistic view of HAART and the realization that chronic HIV suppression using HAART, as currently practiced, would require treatment for life with resulting significant cumulative toxicities. The various reverse transcriptase and protease inhibitor drugs that go into HAART have significantly reduced the morbidity and mortality connected with HIV; however there has been a significant cost due to drug toxicity. It is estimated that 50% of HIV deaths are from the toxicity of the drugs in HAART. Some estimates suggest that it would require as many as 60 years of HAART for elimination of HIV in the infected patient. Thus the toxicity of HAART drugs and the enormous cost of treatment make this goal impractical.

         Although more potent second generation drugs are under development, which target the reverse transcriptase and protease genes as well as new HIV targets, such as, HIV integrase and HIV fusion inhibitors, the problem of drug toxicities, the complex interactions between these drug classes and the likelihood of life-long therapy will remain a serious drawback to their usage.

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

         Our AMP 720 HIV clinical trial is being conducted by treating individuals infected with HIV who are responding well to HAART at the moment. Patients in this study are required to meet minimum immune system requirements of CD4 cell levels greater than 400, maximum HIV infection levels of less that 50 copies/ml, and a HAART regimen containing at least one anti-viral drug showing therapeutic synergy with Ampligen(R) based on recently reported ex vivo study in a peer-reviewed scientific journal (Reference: Robinson W. McDougall B and Essay R. Mixed Dose Effect Analysis of a Biological Response Modifier (Ampligen) with 14 FDA-approved anti-HIV Agents. Antiviral Res, 46:A48, No. 46,
2000). All patients are chronically HIV infected and will have been receiving the indicated HAART regimen prior to starting the STI. The trial applies strategic treatment interruption of HAART based on the hypothesis that careful management of HIV rebound following STI may have potential to result in the development of protective immune responses to HIV in order to achieve control of HIV replication. We believe that the addition of Ampligen(R), with its potential immunomodulatory properties, may reasonably achieve this outcome. Half of the participants in the trial are given 400 mg of Ampligen(R) twice a week and once they start the STI will remain off of HAART until such time as their HIV rebounds. The other half of the participants (the control group) are on STI, but they are given no Ampligen(R) during the "control" portion of the clinical test.


         The targeted enrollment in the AMP 720 Clinical Trial is 120 HIV-infected persons who meet the criteria. We expect to enroll 60 people on STI with Ampligen(R) and 60 people on STI without Ampligen(R). Presently, this study is approximately 35% enrolled at approximately ten medical centers around the U.S.

Human Papilloma Virus (HPV)

         Human papillomavirus (HPV) is one of the most common causes of sexually transmitted infection in the world. Experts estimate that there are more cases of genital HPV infection than of any other sexually transmitted disease (STD) in the United States. Overall, in the United States, an estimated 20 million people (15% of the population) are currently infected with HPV, 50-75% of which is with high-risk types, and about 5.5 million people are infected every year. It has been estimated that a least 50% of sexually active men and women acquire genital HPV infection at some point in their lives: a recent estimate suggests that 80% of women will have acquired genital HPV by age 50. An estimated 9.2 million sexually active adolescents and young adults 15 to 24 years of age are currently infected with HPV.

         Treating genital warts does not cure a HPV infection. The virus remains in the body in an inactive state after warts are removed. A person treated for genital warts may still be able to transmit the infection. Common methods for removing genital warts involve surgically removing them. Cryotherapy is a method that entails freezing off the wart with liquid nitrogen and is relatively inexpensive, safe and effective. The downside to this procedure beyond the pain factor is it must be performed by a trained health care provider. Laser therapy (using an intense light to destroy the warts) or surgery (cutting off the warts) has the advantage of getting rid of warts in a single office visit. However, treatment can be expensive and the operator must be well-trained in these methods. In addition, surgery will most likely cause scarring over the afflicted area.

         There are additionally a number of topical creams and solutions available to treat genital warts. Bloodroot paste is made from naturally occurring substances, but its effects on treating genital warts are not conclusively supportive. Condylox (also called podophyllin) is a brown liquid that causes a burning sensation as it dries, but it must be washed off by 4 to 6 hours otherwise it may be dangerous. Condylox can be quite expensive as well. Condysil is an additional cream that may be applied. It consists of "all natural" ingredients and its producers claim it produces no scarring. The current leading treatment of genital warts is the topical cream Aldara, but in fact there may be a reoccurrence rate of up to 40% when this drug is used. Treatment for genital warts may also come in the form of injections. Intron A is a substance that must be injected 3 times weekly and Alferon N, which is the only natural source, multi-species alpha interferon currently sold in the US for HPV treatment, is injected twice weekly.


        Hepatitis C Virus

         We are evaluating potential novel clinical programs which would involve using Ampligen(R) to treat both HCV and HIV when they coexist on the same patient. We expect to commence these studies in collaboration with one or more prospective corporate partners. A collaborative Clinical study in Europe, in conjunction with Laboratorios Del Dr. Esteve S.A., was initiated in December 2004.

         This clinical program is a randomized pilot study in Phase II to evaluate the antiretroviral effect of Ampligen in the treatment of HIV infected patients co-infected with HCV. At present, no single drug or biological product has bee deemed by internationally recognized regulatory agencies as being effective against both viruses when coexisting in patents.

Severe Acute Respiratory Syndrome (SARS)

         A clinical study has been approved by the Clinical Research Ethics Committee of the Kowloon West Cluster at the Princess Margaret Hospital in Hong Kong to evaluate the use of Alferon(R) LDO (Low Dose Oral Interferon Alfa-N3, Human Leukocyte Derived) in normal volunteers and/or asymptomatic subjects with exposure to a person known to have Severe Acute Respiratory Syndrome (SARS).

         SARS (Severe Acute Respiratory Syndrome) is one of a group of "emerging" infectious disease that recently attracted the intense scrutiny of public health officials due to the severity of disease in epidemics based in Asia, but also involving Europe and North America as well. An international effort to limit its spread and to identify the infectious agent has been spectacularly successful and of major significance in the prevention of a pandemic. A replicating virus of classic coronavirus morphology was identified initially by electron microscopy. This identification of the virus family allowed the rapid identification of a new human coronavirus (SARS-CoV) as the etiological agent of SARS. Recently it has been observed that the US FDA approved antiviral drug, Alferon(R) (i.e.-natural interferon) has significant activity against SARS-CoV in vitro as indicated by reduction in cytopathic effect (CPE). This protocol is designed to respond to the anticipated reemergence of SARS with a prophylaxis trial at epidemic sites to be conducted to evaluate the activity of Alferon LDO (low dose oral) to prevent symptomatic infection by SARS-CoV. Gene microarray analysis of infection by SARS-CoV and the effect of Alferon LDO are used in the design and conduct of this clinical trial. Differential cellular gene responses to infection and the response to Alferon may predict clinical outcomes.

         The trial methodology may have implications for treating other emerging viruses such as avian influenza (bird flu). Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to a recently convened World Health Organization (WHO) expert panel in November 2004. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective. We have prepared more than 300,000 doses of Alferon LDO for appropriate clinical programs.

        Other Diseases

In June 2004 we initiated a clinical trial in collaboration with the infectious disease section, New York Hospital at Queens and The Medical College of Cornell University to conduct a clinical trial for treating West Nile Virus
(WNV)infected patients with Alferon N injection. The approved clinical protocol is entitled "Double Blinded, Placebo Controlled Trial of Alpha-Interferon (Alferon) Therapy for West Nile Meningo Encephalitis (Protocol WN-102). As of December 31, 2004 three patients have been enrolled in this protocol. While the population of patients affected by WNV is relatively small, there is an ever increasing rate of new infections each year. Forty states reported over 2,000 WNV infected people in 2004.


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

         EUROPEAN OPERATIONS

         We executed a Memorandum of Understanding (MOU) in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The MOU required us to file the full report on the results of our AMP 516 Clinical Trial with Fuji by May 31, 2004. If the full report was not provided to Fuji by May 31, 2004 and Fuji did not wish to exercise its option, we would have been required to refund one half of the 400,000 Euro fee. We submitted our initial report to Fuji on May 28, 2004 and responded to subsequent inquiries for additional information. The option period was to end 12 weeks after the later of Fuji's review of the full report on the results of our Amp 516 clinical trial and Fuji's meeting with three of the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we did not provide them with the full report by December 31, 2004 and Fuji did not wish to exercise its option, we would be required to refund the entire fee. On November 9, 2004, we and Fuji terminated the MOU by mutual agreement. We did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome
(CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, we have determined to follow a decentralized filing procedure which was not anticipated in the MOU. We believe that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties we refunded 200,000 Euros to Fuji in 2004.

         In April 2004 we entered into an agreement with the World Foundation AIDS Research and Prevention headquarters in Paris, France to provide Alferon LDO and some funding in support of a clinical trial to be conducted in the Ivory Coast area of Africa. The purpose of this clinical trial was to test the use of Alferon N LDO (low dose oral) in treating young children of HIV infected mothers. Unfortunately, the political unrest in that country has caused the World Foundation to postpone the clinical trial. Efforts are underway by the World Foundation to locate another African country in which to initiate and conduct this trial. Dr. Luc Montagnier is President of the World Foundation AIDS Research and Prevention and also serves as a member of our Scientific Advisory Board.

         In December 2004, Laboratorios Del Dr. Esteve S.A. ("Esteve") initiated clinical trials in Spain to evaluate the use of Ampligen in the treatment of patients infected by HIV/HEP-C ("co-infection"). This trial plans to recruit and treat patients in a double-blind, randomized, Phase II B study. Patients affected with HIV/HEP-C suffer disproportionately high death rates and, currently, there is limited treatment available.

         We continue to contact the EMEA, keeping the agency aware of our activities, as well as the health ministries in numerous countries in the European Union. Although no applications are on file currently with the EEU, we are exploring various ways to accelerate the commercial availability of our products in the various nations of the EEU, including potential appreciation of the "foreign import" rule for accepting products already approved in the U.S.

MANUFACTURING

         Historically, we outsourced the manufacturing of Ampligen(R) to certain contractor facilities in the United States and South Africa while maintaining full quality control and supervision of the process. Nucleic Acid polymers constitute the raw material used in the production of Ampligen(R). We had acquired our raw materials from Ribotech, Ltd. ("Ribotech") located in South Africa. Ribotech, is jointly owned by us (24.9%) and Bioclones (Proprietary), Ltd. (75.1%). Bioclones manages and operates Ribotech. There are a limited number of manufacturers in the United States available to provide the polymers. At present, we do not have any agreements with third parties for the supply of any of such materials. In order to obtain Ampligen(R) raw materials of higher quality (GMP certified) and on a more regular production basis, we are implementing the consolidation and transfer of manufacturing operations into our New Brunswick facility, as well as continuing to search for additional contract manufacturers for the manufacture of the polymers. This consolidation and transfer of manufacturing operations has been implemented in response to a recent inspection of the Ribotech facility in South Africa, our previous supplier of polymers. This facility is not, at present, suitable for the commercial manufacture of polymers used to make Ampligen(R). This transfer of polymer manufacturing to our own facilities, and/or to another contract manufacturer may delay certain steps in commercialization process, specifically, an NDA filing.

         Until 1999, we distributed Ampligen(R) in the form of a freeze-dried powder to be formulated by pharmacists at the site of use. We perfected a production process to produce ready to use liquid Ampligen(R) in a dosage form, which will mainly be used upon commercial approval of Ampligen(R). We had engaged the services of Schering-Plough ("Shering") to mass produce ready-to-use Ampligen(R) doses; however, in connection with settling various manufacturing infractions previously noted by the FDA, Schering entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering has advised us that it would no longer manufacture Ampligen(R) in this facility at the end of the applicable term (which was 4th quarter, 2004) and would assist us in an orderly transfer of said activities to other non Schering facilities. Accordingly, we have entered into a Confidentiality Agreement with Mayne Pharma Pty, Ltd ("Mayne") to lead to reinitiation and expansion of its Ampligen(R) manufacturing program. We are currently in discussion with Mayne to provide us with proposals on manufacturing Ampligen(R) at their facility. Mayne (formerly known as Faulding Pharma) has already successfully manufactured Ampligen(R) several times for research and development conducted by Bioclones, and maintains a fully GMP compliant facility. Simultaneously, we expect to qualify at least one other GMP facility to maintain a minimum of two independent production sites. If we are unable to engage Mayne and/or additional manufacturers in a timely manner, our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed. There are other pharmaceutical processing companies that can supply our production needs.

         Bioclones (PTY) Ltd. is the majority owner in Ribotech, Ltd. (we own 24.9%) which produced most of the polymers used to date in manufacturing Ampligen(R). The licensing agreement with Bioclones presently includes South Africa, South America, Ireland, Australia, New Zealand and the United Kingdom. The agreement imposes certain clinical trial requirements on Ribotech, as well as, certain GMP standards on their facilities. Bioclones has conducted limited clinical studies in patients with ME/CFS in Australia and South Africa. On December 27, 2004, we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hostile takeover of Hemispherx. This conspiratorial group includes Bioclones. This legal action may adversely affect our relationship and collaborative agreement with Bioclones.

         We currently occupy and use the New Brunswick, New Jersey laboratory and production facility that we acquired from ISI. This facility is approved by the FDA for the manufacture of Alferon N Injection(R).


MARKETING/DISTRIBUTION

         Our marketing strategy for Ampligen(R) reflects the differing health care systems around the world, and the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. In the U.S., we expect that, subject to receipt of regulatory approval, Ampligen(R) will be utilized in four medical arenas: physicians' offices, clinics, hospitals and the home treatment setting. We currently plan to use a service provided in the home infusion (non-hospital) segment of the U.S. market to execute direct marketing activities, conduct physical distribution of the product and handle billing and collections. Accordingly, we are developing marketing plans to facilitate the product distribution and medical support for indication, if and when they are approved, in each arena. We believe that this approach will facilitate the generation of revenue without incurring the substantial costs associated with a sales force. Furthermore, management believes that the approach will enable us to retain many options for future marketing strategies. In February 1998, we and Accredo Health Services (formerly Gentiva Health Services) entered into a Distribution/Specialty Agreement for the distribution of Ampligen(R) for the treatment of ME/CFS patients under the U.S. treatment protocols.

         In Europe, we plan to adopt a country-by-country and, in certain cases, an indication-by-indication marketing strategy due to the heterogeneity regulation and alternative distribution systems in these areas. We also plan to adopt an indication-by-indication strategy in Japan. Subject to receipt of regulatory approval, we plan to seek strategic partnering arrangements with pharmaceutical companies to facilitate introductions in these areas. The relative prevalence of people from target indications for Ampligen(R) varies significantly by geographic region, and we intend to adjust our clinical and marketing planning to reflect the specialty of each area. We have a marketing arrangement with Bioclones that covers South America, the United Kingdom, Ireland, Africa, Australia, Tasmania, New Zealand, and certain other countries and territories. In Spain, Portugal and Andorra we have entered into a Sales Distribution Agreement with Esteve.

         On December 27, 2004 we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hostile takeover of Hemispherx. This conspiratorial group includes Bioclones. This legal action may adversely affect our relationship and collaborative agreement with Bioclones.

         Our sales and marketing agreement with Engitech, LLC. to distribute Alferon N on a nationwide basis did not produce the desired result. Sales have not increased as planned and we are currently expanding our in house sales and marketing effort. After much consideration, we are establishing an internal marketing and sales infrastructure to support the sales of Alferon N Injection in the United States, including marketing and sales support professionals based at our headquarters in Philadelphia, Pennsylvania. We have hired and trained our regional sales managers and are aggressively hiring and training more expertise in this field. We are targeting sales representatives with an average of 6-8 years of experience. Our sales force will promote Alferon to OB GYN's, dermatologists, physicians and particularly STD Clinics, who are involved in the treatment of patients with indications of refractory or reoccurring external genital warts, as well as educate physicians about the growing problem and the risks of HPV. In addition to marketing and sales personnel, we have hired The Schwartz Group, a telemarketing group.

         The Schwartz Group is a marketing partner organization that works exclusively with companies selling products or services to Physicians, Hospitals, and Retail Pharmacies. They perform telemarketing campaigns that are designed to assist their clients and expand their reach and market share. We expect to use their leads to assist our sales force in making sales calls.

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

         We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. The laboratory and production facility in New Brunswick, New Jersey, which we acquired from ISI, is approved for the manufacture of Alferon N Injection(R) and we believe it is in substantial compliance with all material regulations. However, we cannot give assurances that facilities owned and operated by third parties that are utilized in the manufacture of our products, are in substantial compliance, or if presently in substantial compliance, will remain so.

RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS

         In 1994, we entered into a licensing agreement with Bioclones (Proprietory) limited ("Bioclones") for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen(R) and Oragen(TM). Bioclones is to pursue regulatory approval in the areas of its franchise and is required to conduct Hepatitis clinical trials, based on international GMP and GLP standards. Thus far, these Hepatitis studies have not yet commenced to a meaningful level. Bioclones has been given the first right of refusal, subject to pricing, to manufacture that amount of polymers utilized in the production of Ampligen(R) sufficient to satisfy at least one-third of the worldwide sales
        16
requirement of Ampligen(R) and other nucleic acid-derived drugs. Pursuant to this arrangement, we received: 1) access to worldwide markets, 2) commercial-scale manufacturing resources, 3) a $3 million cash payment in 1995 from Bioclones, 4) a 24.9% ownership in Ribotech, Ltd., a company set up by Bioclones to develop and manufacture RNA drug compounds, and 5) royalties of 6% to 8% on Bioclones nucleic acid-derived drug sales in the licensed territories, after the first $50 million of sales. The agreement with Bioclones terminates three years after the expiration of the last of the patents supporting the license granted to Bioclones, subject to earlier termination by the parties for uncured defaults under the agreement, or bankruptcy or insolvency of either party. The last patent expires on December 22, 2012. On December 27, 2004, we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hostile takeover of Hemispherx. This conspiratorial group includes Bioclones. This legal action may adversely affect our relationship and collaborative agreement with Bioclones.


         In 1998, we entered into a strategic alliance with Accredo to develop certain marketing and distribution capacities for Ampligen(R) in the United States. Accredo is one of the nation's largest home health care companies with over 400 offices and sixty thousand caregivers nationwide. Pursuant to the agreement, Accredo assumed certain responsibilities for distribution of Ampligen(R) for which they received a fee. Through this arrangement, Hemispherx may mitigate the necessity of incurring certain up-front costs. Accredo has also worked with us in connection with the Amp 511 ME/CFS cost recovery treatment program, Amp 516 ME/CFS Phase III clinical trial and the Amp 719 (combining Ampligen with other antiviral drugs in HIV-salvage therapy and Amp 720 HIV Phase IIb clinical trials now under way). There can be no assurances that this alliance will develop a significant commercial position in any of its targeted chronic disease markets. The agreement had an initial one year term from February 9, 1998 with successive additional one year terms unless either party notifies the other not less than 180 days prior to the anniversary date of its intent to terminate the agreement. Also, the agreement may be terminated for uncured defaults, or bankruptcy, or insolvency of either party and will automatically terminate upon our receiving an NDA for Ampligen(R) from the FDA, at which time, a new agreement will need to be negotiated with Accredo or another major drug distributor. There were no initial fees.

         We have acquired a series of patents on Oragen(TM), potentially an oral broad spectrum antiviral, immunological enhancer through a licensing agreement with Temple University. We were granted an exclusive worldwide license from Temple for the Oragen(TM) products. Pursuant to the arrangement, we are obligated to pay royalties of 2% to 4% on sales of Oragen(TM), depending on how much technological assistance is required of Temple. There were no initial fees and we currently pay minimum royalties of $30,000 per year to Temple. These compounds have been evaluated in various academic laboratories for application to chronic viral and immunological disorders. This agreement is to remain in effect until the date that the last licensed patent expires unless terminated sooner by mutual consent or default due to royalties not being paid. The last Oragen(TM) patent expires on June 1, 2018.

         In December, 1999, we entered into an agreement with Biovail Corporation International ("Biovail"). Biovail is an international full service pharmaceutical company engaged in the formulation, clinical testing, registration and manufacture of drug products utilizing advanced drug delivery systems. Biovail is headquartered in Toronto, Canada. The agreement grants Biovail the exclusive distributorship of our product in the Canadian territories subject to certain terms and conditions. In return, Biovail agrees to conduct certain pre-marketing clinical studies and market development programs, including without limitation, expansion of the Emergency Drug Release Program in Canada with respect to our products. In addition, Biovail agrees to work with us in preparing and filing a New Drug Submission with Canadian Regulatory Authorities at the appropriate time. Biovail invested $2,250,000 in Hemispherx equity at prices above the then current market price and agreed to make an additional investment of $1,750,000 based on receiving approval to market Ampligen(R) in Canada from the appropriate regulatory authorities in Canada. The agreement requires Biovail to buy exclusively from us and penetrate certain market segments at specific rates in order to maintain market exclusivity. The agreement terminates on December 15, 2009, subject to successive two-year extensions by the parties and subject to earlier termination by the parties for uncured defaults under the agreement, bankruptcy or insolvency of either party, or withdrawal of our product from Canada for a period of more than ninety days for serious adverse health or safety reasons.

         In May 2000,  we  acquired  an  interest  in Chronix  Biomedical  Corp.
("CHRONIX"). Chronix focuses upon the development of diagnostics for chronic diseases. We issued 100,000 shares of common stock to Chronix toward a total equity investment of $700,000. Pursuant to a strategic alliance agreement, we provided Chronix with $250,000 to conduct research in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as ME/CFS. The strategic alliance agreement provides us certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed from this research. The strategic alliance agreement provides us with a royalty payment of 10% of all net sales of diagnostic technology developed by Chronix for diagnosing Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. The royalty continues for the longer of 12 years from September 15, 2000 or the life of any patent(s) issued with regard to the diagnostic technology. The strategic alliance agreement also provides us with the right of first refusal to acquire an exclusive worldwide license for any and all therapeutic technology developed by Chronix on or before September 14, 2012 for treating Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. During the quarter ended December 31, 2002 and September 30, 2004 we recorded a noncash charge of $292,000 and $373,000, respectively, with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on its then proposed equity offerings.

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

         In March 2002, our European subsidiary Hemispherx S.A. entered into a Sales and Distribution agreement with Esteve. Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of ME/CFS. In addition to other terms and other projected payments, Esteve agreed to conduct certain clinical trials using Ampligen(R) in the patient population coinfected with HCV and HIV viruses. The Agreement runs for the longer of ten years from the date of first arms-length sale in the Territory, the expiration of the last Hemispherx patent exploited by Esteve or the period of regulatory data protection for Ampligen(R) in the applicable territory. Pursuant to the terms of the agreement Esteve is to conduct clinical trials using Ampligen(R) to treat patients with both HCV and HIV and is required to purchase certain minimum annual amounts of Ampligen(R) following regulatory approval. Esteve initiated the HIV/HCV clinical trials in Spain in late 2004. The agreement is terminable by either party if Ampligen(R) is withdrawn from the territory for a specified period due to serious adverse health or safety reasons; bankruptcy, insolvency or related issues of one of the parties; or material breach of the agreement. Hemispherx may transform the agreement into a non-exclusive agreement or terminate the agreement in the event that Esteve does not meet specified percentages of its annual minimum purchase requirements under the agreement. Esteve may terminate the agreement in the event that Hemispherx fails to supply Ampligen(R) to the territory for a specified period of time or certain clinical trials being conducted by Hemispherx are not successful. The last patent with respect to this agreement expires on June 5, 2012.

         The development of our nucleic acid based products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market and to establish commercial-scale production and marketing capabilities. During our last three fiscal years, we have directly spent approximately $11,938,000 in research and development, of which approximately $3,842,000 was expended in the year ended December 31, 2004. These direct costs do not include the overhead and administrative costs necessary to support the research and development effort. Our European subsidiary has an exclusive license on all the technology and support from us concerning

Ampligen(R) for the use of ME/CFS and other applications for all countries of the European Union (excluding the UK where Bioclones has a marketing license) and Norway, Switzerland, Hungary, Poland, the Balkans, Russia, Ukraine, Romania, Bulgaria, Slovakia, Turkey, Iceland and Liechtenstein. As mentioned above, Hemispherx S.A. entered into a Sales and Distribution Agreement with Esteve. Pursuant to the terms of this agreement, Esteve has been granted the exclusive right in Spain, Portugal and Andorra to market Ampligen(R) for the treatment of ME/CFS. See "European Operations", above for more detailed information.

HUMAN RESOURCES

         As of January 31, 2005, we had 54 personnel consisting of 37 full time employees, 17 regulatory/research medical personnel on a part-time basis. Part time personnel are paid on a per diem or monthly basis. 35 personnel are engaged in our research, development, clinical, and manufacturing effort. 19 of our personnel perform regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees and we believe our relationship with our employees is good.

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

SCIENTIFIC ADVISORY BOARD

         Our Scientific Advisory Board consists of individuals who we believe have particular scientific and medical expertise in Virology, Cancer, Immunology, Biochemistry and related fields. These individuals will advise us about current and long term scientific planning including research and development. The Scientific Advisory Board will hold periodic meetings as needed by the clinical studies in progress by us. In addition, individual Scientific Advisory Board Members sometimes will consult with, and meet informally with our employees. All members of the Scientific Advisory are employed by others and may have commitments to and/or consulting agreements with other entities, including our potential competitors. Members of the Scientific Advisory Board are compensated at the rate of $1,000 per meeting attended or per day devoted to our affairs.

         In  January  2004 a  meeting  was held in  Philadelphia  where  certain
Scientific Advisory Board members from Cornell University, University of Virginia and the Pasteur Institute gathered to review and make suggestions pertaining to our clinical and research programs in 2004. A member of our Board of Directors, Dr. William Mitchell of Vanderbilt University, also attended the meeting.

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

         On June 25, 2003, we issued to each of the March 12, 2003 Debenture holders warrants to acquire at any time through June 25, 2008 an aggregate of 1,000,000 shares of common stock at a price of $2.40 per share (the "June 2008 Warrants"). These warrants were issued as incentive for the Debenture holders to exercise prior warrant issuances. This issuance resulted in an additional debt discount to the March debentures of $2,640,000. Pursuant to our agreement with the Debenture holders, we have registered the shares issuable upon exercise of these June 2008 Warrants for public sale. These warrants were exercised in May 2004 and we received gross proceeds of $2,400,000.

         As of December 31, 2004, the investors had converted all of the $5,426,000 principal of the July Debentures into 2,870,900 shares of common stock.

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

         As of December 31, 2004, the investors had converted $2,071,178 principal amount of the Debenture into 1,025,336 shares of common stock.

         On January 26, 2004, we issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "July 2009 Warrants") and 158,103 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate net proceeds of $3,695,000. The January 2004 Debentures mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Commencing July 26, 2004, we are required to start repaying the then outstanding principal amount under the January 2004 Debentures in monthly installments amortized over 18 months in cash or, at our option, in shares of common stock. After one installment payment of $111,111 in our common stock, one debenture holder exercised their right to waive further installment payments on their note. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due.

         The January 2004 Debentures are convertible at the option of the investors at any time through January 31, 2006 into shares of our common stock. The conversion price under the January 2004 Debentures was fixed at $2.53 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that we do not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date. Upon completion of the August 2004 Private Placement (see below), the conversion price was lowered to $2.08 per share. As of December 31, 2004, the remaining principal on these debentures was $3,083,073. The investors converted $139,150 principal amount of the January 2004 Debenture into 55,000 shares of our common stock. In addition, installment payments of $777,777 were made to our investors amounting to 358,932 shares of our common stock.

         There are two classes of July 2009 Warrants  received by the Investors:
Class A and Class B. The Class A warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $3.29 per share. The Class B warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $5.06 per share. On January 27, 2005, the exercise price of these July 2009 Class A and Class B Warrants was to reset to the lesser of their respective exercise price then in effect or a price equal to the average of the daily price of the common stock between January 27, 2004 and January 26, 2005. The exercise price (and the reset price) under the July 2009 Warrants also is subject to similar adjustments for anti-dilution protection. Notwithstanding the foregoing, the exercise prices as reset or adjusted for anti-dilution, will in no event be less than $2.58 per share. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $2.58 per share.

         We also issued to the investors Additional Investment Rights pursuant to which the investors have the right to acquire up to an additional $2,000,000 principal amount of January 2004 Debentures (the July 2004 Debentures") from us. The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The investors exercised the Additional Investment Rights on July 13, 2004 and we received net proceeds of 1,860,000. Upon completion of the August 2004 Private Placement (see below), the conversion price was lowered to $2.08 per share. As of December 31, 2004, the Debenture holders had not converted any portion of this debenture.

         Pursuant to the terms and conditions of all of the outstanding Debentures (collectively, the "Debentures"), we have pledged all of our assets, other than our intellectual property, as collateral, and we are subject to comply with certain financial and negative covenants.

         On May 14, 2004, in consideration for the Debenture holders' exercise of all of the June 2008 Warrants, we issued to the holders warrants (the "May 2009 Warrants") to purchase an aggregate of 1,300,000 shares of our common stock. As a result, the warrants were valued at $2,355,000 which was recorded as additional debt discount. We issued 1,000,000 shares of common stock and received gross proceeds of $2,400,000 from the exercise of the June 2008 Warrants.

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

         As of December 31, 2004, the investors have converted $13,062,329 principal amount of debt from the Debentures issued in March, July and October 2003 and January 2004 into 8,026,606 shares of our common stock. $777,777 of principal was repaid with the issuance of 358,932 shares of stock. The March and July Debentures have been fully converted. The remaining principal balance on the outstanding Debentures is convertible into shares of our stock at the option of the investors at any time, through the maturity date. In addition, we have paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through December 31, 2004 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of December 31, 2004. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

         By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the private debenture placements in July and October 2003 and in January, May and July 2004, we paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the two Debenture holders and issued to Cardinal the following common stock purchase warrants: (i) 112,500 exercisable at $2.57 per share; (ii) 87,500 exercisable at $2.42 per share; and (iii) 100,000 exercisable at $3.04 per share. The $2.57 warrants expire on July 10, 2008, the $2.42 warrants expire on October 29, 2008 and the $3.04 warrants expire on January 5, 2009. With regard to the exercise of the June 2008 Warrants and issuance of the May 2009 Warrants, Cardinal received an investment banking fee of 7%, half in cash and half in shares. With regard to the exercise of the Additional Investment Rights, the July 2008 and October 2008 Warrants and issuance of the July 2009 Warrants, Cardinal received an investment banking fee of 7%, 146,980 in cash and 22,703 in shares as well as 50,000 warrants exercisable at $4.07 expiring on July 12, 2009. By agreement with Cardinal, we have registered all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public sale and we have agreed to register the balance. As a result of all of the transactions discussed above, we recorded $1,430,000 as additional debt discount.

         Section 713 of the American Stock Exchange ("AMEX") Company Guide provides that we must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of our outstanding common stock (the "Exchange Cap"). Taken separately, the July 2003, October 2003 and January 2004 Debenture transactions do not trigger Section 713. However, the AMEX took the position that the three transactions should be aggregated and, as such, stockholder approval was required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that we could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, we recorded on January 26, 2004, a redemption obligation of approximately $1,244,000. This liability represented the fair market value of the warrants and beneficial conversion feature related to the 1,299,000 shares.

         In addition, in accordance with EITF 00-19, we revalued this redemption obligation associated with the beneficial conversion feature and warrants as of March 31, 2004. We recorded an additional redemption obligation and finance charge of $947,000 as a result of this revaluation. Upon stockholder approval, our redemption obligation was recorded as additional paid in capital as of the date approval was received.

         The requisite stockholder approval was obtained at our Annual Meeting of Stockholders on June 23, 2004. In accordance with EITF 00-19, we revalued this redemption obligation associated with the beneficial conversion feature and warrants as of June 23, 2004. We recorded a reduction in the value of the redemption obligation and financing charge of $260,000 as a result of this revaluation. In addition, upon receiving the requisite stockholder approval, this redemption obligation was reclassified as additional paid in capital as of the date the approval was received or June 23, 2004.


         On July 13, 2004, the Debenture holders exercised all of the July 2003 and October 2003 Warrants and the Additional Investment Rights amounting to approximately $4,198,980 in gross proceeds to us. We issued to these holders warrants (the "June 2009 Warrants") to purchase an aggregate of 1,300,000 shares of common stock. The issuance of these warrants resulted in an additional debt discount to the note of 1,320,000 as explained below and a financing charge of $2,351,000.


         The June 2009 Warrants are to acquire at any time commencing on January 13, 2005 through June 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $3.75 per share. On July 13, 2005, the exercise price of these June 2009 Warrants will reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between July 14, 2004 and July 12, 2005. The exercise price (and the reset price) under the June 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $3.33 per share. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $3.33 per share. This transaction was subject to a non-cash financing charge of $1,320,000 to be amortized over the remaining life of the October 2003 Debentures. We agreed to register the shares issuable upon exercise of the June 2009 Warrants pursuant to substantially the same terms as the registration rights agreements between us and the holders. Pursuant to this obligation, we have registered the shares.

         On August 5, 2004, we closed a private placement with select institutional investors of approximately 3,617,300 shares of our Common Stock and warrants to purchase an aggregate of up to approximately 1,085,200 shares of its Common Stock. Jefferies & Company, Inc. acted as Placement Agent for which it received a fee and Common Stock Purchase Warrants. We raised approximately $7,524,000 ($6,984,000, net) in gross cash proceeds from this private offering.

         The Warrant issued to each purchaser is exercisable for up to 30% of the number of shares of Common Stock purchased by such Purchaser, at an exercise price equal to $2.86 per share. Each Warrant has a term of five years and is fully exercisable from the date of issuance.

         Pursuant to the Registration Rights Agreement, made and entered into as of August 5, 2004 (the "Rights Agreement"), we have registered the resales of the shares issued to the Purchasers and shares issuable upon the exercise of the Warrants.

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

     As of December 31, 2004, the Company was in violation of one minor debt covenant contained within its debenture agreement. Subsequently, the Company obtained a letter of waiver from the debenture holders with respect with this matter.

         In connection with the Debenture agreements, we have outstanding letters of credit of $1 million as additional collateral.

         Prior to our annual meeting of stockholders in September 2003, we had a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise or outstanding convertible and exercisable securities such as debentures, options and warrants. Prior to the meeting, to permit consummation of the sale of the July 2003 Debentures and the related warrants, Dr. Carter agreed that he would not exercise his warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in our authorized shares, and for Dr. Carter's entering into a $250,000 letter of credit benefiting the Debenture holders in the event of a default, we agreed to compensate Dr. Carter with 1,450,000 warrants to purchase common stock at $2.20 per share. This resulted in compensation expense of $1,769,000 which was charged to operations.

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

         On May 30, 2003, we issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we registered the foregoing shares for public sale. We guaranteed the market value all but 62,500 of these shares to be $1.59 per share. As a result at December 31, 2003 the guaranteed value of these shares ($491,000), which had not been sold by these two creditors, were reclassified to redeemable common stock. At December 31, 2004 all shares had been sold by these two creditors and the redeemable common stock was reclassified to equity.

         On November 6, 2003, we acquired, and subsequently paid the outstanding ISI property tax lien certificates in the aggregate amount of $457,000 from certain investors. These tax liens were issued for property taxes and utilities due for 2000, 2001 and 2002.


         In March 2004, we issued 487,028 shares to ISI to complete the acquisition of the balance of ISI's rights to market its product as well its production facility in New Brunswick, New Jersey. ISI has sold all of its shares.


         The aggregated cost of the land and buildings in New Brunswick, New Jersey was approximately $3,316,000. The cost of the land and buildings was allocated as follows:

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

          As of December 31, 2004, we had approximately $16,737,000 in cash and short term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

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

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of December 31, 2004 our accumulated deficit was approximately $137,983,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2004, we had approximately $16,737,000 in cash and cash equivalents and short-term investments. We believe that these funds should be sufficient to meet our operating cash requirements including debt service during the next 24 months. We may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes and begin commercializing Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products.

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

         We have limited marketing and sales capability. We are dependent upon existing and, possibly future, marketing agreements and third party distribution agreements for our products in order to generate significant revenues and become profitable. As a result, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our agreement with Accredo offers the potential to provide some marketing and distribution capacity in the United States while agreements with Bioclones (Proprietary), Ltd, Biovail Corporation and Laboratorios Del Dr. Esteve S.A. may provide a sales force in South America, Africa, United Kingdom, Australia and New Zealand, Canada, Spain and Portugal. On December 27, 2004, we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about the hostile takeover of Hemispherx. This conspiratorial group includes Bioclones and the potential legal action may adversely effect our agreement with Bioclones and the potential for marketing and distribution capacity in South America, Africa, United Kingdom, Australia and New Zealand.

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

There are no long-term agreements with suppliers of required materials. If we are unable to obtain the required raw materials, we may be required to scale back our operations or stop manufacturing ALFERON N Injection and/or Ampligen(R).

A  number  of  essential  materials  are used in the  production  of  ALFERON  N
Injection(R), including human white blood cells. We do not have long-term agreements for the supply of any of such materials. There can be no assurance we can enter into long-term supply agreements covering essential materials on commercially reasonable terms, if at all.

At present, we do not have any agreements with third parties for the supply of any polymers for use in manufacturing Ampligen. We are consolidating relevant manufacturing operations into our New Brunswick, New Jersey facility for the production of Ampligen raw materials. This consolidation and transfer of manufacturing operations has been implemented as an inspection of the Ribotech facility in South Africa, our previous supplier of Ampligen(R) raw materials, indicated that it did not, at present, meet the necessary GMP standards for a fully certified commercial process. The transfer of Ampligen(R) raw materials manufacture to our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of the 43,000 sq. ft. wholly owned facility are already in compliance for Alferon N manufacture), may delay certain steps in the commercialization process, specifically a targeted NDA filing.

If we are unable to obtain the required raw materials, we may be required to scale back our operations or stop manufacturing. The costs and availability of products and materials we need for the production of Ampligen(R) and the commercial production of ALFERON N Injection(R) and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

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

         In connection with settling various manufacturing infractions previously noted by the FDA, Schering-Plough ("Schering") entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering has advised us that it would no longer manufacture Ampligen(R) in this facility beyond 2004 and would assist us in an orderly transfer of said activities to other non Schering facilities. Accordingly, we have entered into a Confidentiality Agreement with Mayne Pharma Pty, Ltd ("Mayne") to lead to reinitiation and expansion of its Ampligen(R) manufacturing program. We are currently in discussions with Mayne to provide us with proposals on manufacturing Ampligen(R) at their facility. Mayne (formerly known as Faulding Pharma) has already successfully manufactured Ampligen(R) several times for ongoing clinical trials, and maintains a fully GMP compliant facility. Simultaneously, we expect to qualify at least one other GMP facility to maintain a minimum of two independent production sites. If we are unable to engage Mayne and/or additional manufacturers in a timely manner, our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.

         The purified drug concentrate utilized in the formulation of ALFERON N Injection(R) is manufactured in our New Brunswick, New Jersey facility and ALFERON N Injection(R) is formulated and packaged at a production facility operated by Abbott Laboratories located in Kansas. We are dependent upon Abbott Laboratories and/or another third party for product formulation and packaging.

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

         Our success is dependent on the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen(R), and his knowledge of our overall activities, including patents and clinical trials. The loss of Dr. Carter's services could have a material adverse effect on our operations and chances for success. We have secured key man life insurance in the amount of $2,000,000 on the life of Dr. Carter and we have an employment agreement with Dr. Carter that, as amended, runs until May 8, 2008. However, Dr. Carter has the right to terminate his employment upon not less than 30 days prior written notice. The loss of Dr. Carter or other personnel, or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

oannouncements of the results of clinical trials by us or our competitors;
o       adverse reactions to products;
o governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency concerns regarding the safety or effectiveness of our products;
o changes in U.S. or foreign regulatory policy during the period of product development;
o developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
o       announcements of technological innovations by us or our competitors;
o       announcements of new products or new contracts by us or our competitors;
o actual or anticipated variations in our operating results due to the level of development expenses and other factors; o changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
o       conditions and trends in the pharmaceutical and other industries;
        new accounting standards; and
o       the occurrence of any of the risks described in these "Risk Factors."

         Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended December 31, 2004, the price of our common stock has ranged from $1.50 to $5.40 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

         As of February 15, 2005, approximately 4,178,454 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. 4,050,566 of these shares have been registered pursuant to agreements between us and the holders of these shares. In addition, we have registered 9,754,392 shares issuable (i) upon conversion of approximately 135% of the January 2004 Debentures, the October 2003 Debentures, the July 2003 Debentures and the July 2004 Debentures; (ii) as payment of 135% of the interest on all of the Debentures; (iii) upon exercise of 135% of the July 2009 Warrants issued in conjunction with the January 2004 Debentures, the May 2009 Warrants and the June 2009 Warrants; and (iv) upon exercise of certain other warrants.

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

         Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 10.9% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.


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


ITEM 2.  Properties.

         We currently lease our headquarters located in Philadelphia, Pennsylvania consisting of a suite of offices of approximately 15,000 square feet. We also lease space of approximately 3,850 square feet in Rockville, Maryland for research and development, our pharmacy, packaging, quality assurance and quality control laboratories, as well as additional office space. We also currently occupy and use the New Brunswick, New Jersey laboratory and production facility that we acquired from ISI. These facilities consist of two buildings located on 2.8 acres. One building is a two story facility consisting of a total of 31,300 square feet. This facility has offices, laboratories and production space and shipping and receiving areas. Building Two has 11,670 square feet consisting of offices, laboratories and warehouse space. The property has parking space for approximately 100 vehicles.

         Our lease on the Rockville facility expires in June 2005 and we are in the process of moving our laboratory and equipment to our New Brunswick facility. Consolidation of this laboratory with our existing laboratory in New Brunswick will provide economical benefit. We believe that when the consolidation is completed the consolidated facility will enable us to meet our requirements for planned clinical trials and treatment protocols for the foreseeable future.

         We also have a 24.9% interest in Ribotech, Ltd. located in South Africa. Ribotech was established by Bioclones to develop and operate a manufacturing facility. Raw materials production at the pilot facility commenced in 1996. The pilot facility was shut down in 2004 and Ribotech has started construction on a new production facility. At this time we have no assurance that this facility will be completed. We have no obligation to fund this construction. Our interest in Ribotech, is a result of the marketing and manufacturing agreement executed with Bioclones in 1994.


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

         In December, 2004 we filed a multicount complaint in federal court (Southern District of Florida) against a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hosile takeover of Hemispherx. The lawsuit alleges that the conspiratorial group commenced with a plan to seize control of our cash and proprietary assets by an illegal campaign to drive down our stock price and publish disparaging reports on our management and current fiduciaries. The lawsuit seeks monetary damages from each member of the conspiratorial group as well as injunctions preventing further recurrences of their misconduct. The conspiratorial group includes Bioclones, a privately held South African Biopharmaceutical company that collaborated with us, and Johannesburg Consolidated Investments, a South African corporation, Cyril Donninger, R. B. Kebble, H. C. Buitendag, Bart Goemaere, and John Doe(s).

         On January 10, 2005, we initiated a multicount lawsuit in the United States District Court for the Eastern District of Pennsylvania seeking injunctive relief and damages against a conspiratorial group, many of whom are foreign nationals or companies located outside the United States alleging that the conspiratorial group has engaged in secret meetings, market manipulations, fraudulent misrepresentations, utilization of foreign accounts and foreign secrecy laws all in furtherance of an illegal scheme to take over Hemispherx and enrich themselves at the expense of Hemispherx's public shareholders. On February 18, 2005 we filed an amended complaint in the same lawsuit joining Redlabs, USA, Inc. as a defendant with the existing defendants R.E.D. Laboratories, N.V./S.A., Bart Goemaere, Jan Goemaere, Dr. Kenny De Meirleir, Kenneth Schepmans, Johan Goossens, Lieven Vansacker and John Does.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the security holders during the last quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities


         Between October 1, 2004 and March 1, 2005, we issued 524,528 shares of common stock consisting of 1) 470,807 shares for debt repayment, and interest payments related to the 6% Convertible Debentures. and 2) 53,721 shares in payment of services rendered.

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

COMMON STOCK                                   High                    Low
                                               ----                    ---
Time Period:
January 1, 2003 through March 31, 2003        $2.19                   $1.33
April 1, 2003 through June 30, 2003            3.35                    1.33
July 1, 2003 through September 30,
2003                                           2.35                    1.85
October 1, 2003 through December 31, 2003      2.94                    1.83

Time Period:

January 1, 2004 through March 31, 2004         4.85                    2.27
April 1, 2004 through June 30, 2004            5.40                    3.30
July 1, 2004 through September 30, 2004        3.54                    2.10
October 1, 2004 through December 31, 2004      2.50                    1.50

         As of March 11, 2005, there were approximately 258 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

         On March 11, 2005, the last sale price for our common stock on the AMEX was $1.44 per share.

         We have not paid any dividends on our Common Stock in recent years. It is management's intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of our business.

         The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2004.


                                                                                            Number of securities
                                                                                            Remaining available for
                                                                                            future issuance under
                                            Number of Securities to  Weighted-average       equity compensation
                                            be issued upon exercise  Exercise price of      plans(excluding
                                            of outstanding options,  Outstanding            securities
                                            warrants and             options, warrants      reflected in
                                            rights                   and rights             column (a))
                                            ------                   -----------------      -------------------



Plan Category
-------------

                                                (a)                          (b)                        (c)


Equity compensation plans approved by
security holders:                              921,997                   $  2.66                      7,538,801


Equity compensation plans not approved         _                            _                         _
by security holders:
                                               --------                     --------                  ---------

Total                                          921,997                   $  2.66                      7,538,801


         In September 2003, our Board of Directors changed the non-employee Board Member compensation to be 50% cash and 50% stock. The Board's stock compensation is to be paid on the first day of each calendar quarter. The number of shares paid shall have a value of $12,500 with the value of the shares being determined by the closing price of our common stock on the American Stock Exchange on the last trading day of the preceding quarter. In no event shall the number of shares issued under this plan exceed 1,000,000 shares over a ten year period.

ITEM 6. Selected Financial Data (in thousands except for share and per share data).

Year Ended
December 31                            2000             2001              2002            2003(2)            2004
-----------                            ----             ----              ----            -------            ----
Statement of       Operations
Data:
Revenues and License
fee Income                             $788             $390              $904             $657             $1,229
Total Costs and Expenses(1)           9,831            9,192             6,961            7,909             12,118
Interest Expense and Financing
Costs(3)                                -                 -                -               7,598            12,927
Net loss                             (8,552)           (9,083)          (7,424)          (14,770)          (24,140)
Basic and diluted net loss per
share                                 (0.29)            (0.29)           (0.23)            (0.42)            (0.53)
Shares used in computing basic
and diluted net loss per share      29,251,846       31,433,208        32,085,776       35,234,526      45,177,862

Balance Sheet Data:
Working Capital                       $7,550           $7,534            $2,925           $7,000           $14,504
Total Assets                          13,067           12,035             6,040           13,404            25,172
Common Stockholders Equity            11,572           10,763             3,630            9,248            20,081
Other Cash Flow Data:

Cash used in operating
activities                           $(8,074)         $(7,281)          $(6,409)         $(7,022)        $ (7,240)
Capital expenditures                    (171)               -                -               (19)          (1,696)

(1) General and Administrative expenses include stock compensation expense totaling $397,000, $673,000, $132,000, $237,000, $2,000,000 for the years ended
December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(2) For information concerning the acquisition of certain assets of ISI and related financing see note 4 to our consolidated financial statements for the year ended December 31, 2004.

(3) In accounting for the March 12, 2003, July 10, 2003, October 29, 2003, January 26, 2004 and July 13, 2004 issuances of 6% Senior Convertible Debentures in the principal amounts of $5,426,000, $5,426,000, $4,142,357, and $4,000,000
and $2,000,000 respectively, and related embedded conversion features and warrant issuances, we recorded debt discounts of approximately $17.4 million which, in effect, reduced the carrying value of the debt to $3.6 million. For additional information refer to note 7 to our consolidated financial statements for the year ended December 31, 2004.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2004. This information should be read in conjunction with Item 6 - "Selected Financial Data" and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K.

Statement of Forward-Looking Information

         Certain statements in the section are "forward-looking statements." You should read the information before Part I above, "Special Note" Regarding Forward-Looking Statements" for more information about our presentation of information.

Background

         We have reported net income only from 1985 through 1987. Since 1987, we have incurred, as expected, substantial operating losses due to our conducting clinical testing.

         In the course of almost three decades, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and the development of therapeutic products for the treatment of chronic diseases. Our strategy is to obtain the required regulatory approvals which will allow the progressive introduction of Ampligen(R) (our proprietary drug) for treating Myalgic Encephalomyelitis/ Chronic Fatigue Syndrome ("ME/CFS"), HIV, Hepatitis C ("HCV") and Hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. We recently completed a phase III clinical trial in the U.S. for use of Ampligen in treatment of ME/CFS and are in the process of assembling and analyzing the obtained data preparatory to completing and filing a New Drug Application("NDA") with the U.S. Food and Drug Administration("FDA"). We are also testing Ampligen in Phase IIb Clinical Trials in the U.S. for the treatment of newly emerging multi-drug resistant HIV, and for the induction of cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktails.

         Our proprietary drug technology utilizes specifically configured ribonucleic acid ("RNA") and is protected by more than 170 patents worldwide, with over 14 additional patent applications pending to provide further proprietary protection in various international markets. Certain patents apply to the use of Ampligen(R) alone and certain patents apply to the use of Ampligen(R) in combination with certain other drugs. Some compositions of matter patents pertain to other new RNA compounds, which have a similar mechanism of action.

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

Result of Operations

Years Ended December 31, 2004 vs. 2003

         During the year ended December 31, 2004, we 1) materially improved our cash position, 2) completed the acquisition of our production facility in New Brunswick, New Jersey, as well as, acquired all of ISI's rights to market Alferon N, 3) completed drug dosing in our Phase III AMP 516 ME/CFS clinical trial and 4) continued our efforts to develop Ampligen/Alferon N. Our cash position improved as a result of placing January and July 2004 6% convertible debentures with an aggregate maturity value of $6,000,000 (gross proceeds of $5,695,000) and the August 2004 private placement with select institutional investors of approximately 3,617,000 shares of our common stock and warrants producing $7,524,000 in gross proceeds. Completion of the drug dosing in the AMP 516 ME/CFS clinical trial in August 2004 allows us to start the next step towards final data collection and analysis.

         Progress was made on all fronts including a 100% increase in Alferon N sales. This increase in sales of Alferon was due, among other things, to the fact that we were selling for an entire year in 2004 compared to nine months in 2003. However, we were disappointed in these results as we planned to achieve much higher sales. Adjustments to our marketing strategy were made in late 2004 and we expect better results in 2005.

Net loss

         Non-cash charges materially affected our net losses for the years ended December 31, 2004 and 2003. Our losses of $24,140,000 for the year ended
December 31, 2004, include non-cash financing charges of $12,543,000 and non-cash charges of $2,000,000 for stock compensation expenses. The losses for the same period in 2003 of $14,770,000 included non-cash financing charges of $7,345,000. This $9,370,000 increase in net operating losses reflects an increase of $7,198,000 in non-cash accounting charges, $692,000 in research and development expenses and $1,610,000 in production/cost of goods sold. The increase in our research and development costs were the result of 1) costs incurred in the development of a more efficient bottling manufacturing process for Alferon N Injection, 2) vials abstracted from the third lot of Alferon N
Injection inventory for research and development purposes, and 3) costs associated with using Alferon N Injection in a clinical trial to treat patients infected with the West Nile Virus. Our production cost/cost of goods sold increased due to 1) higher Alferon N Injection sales, 2) costs related to preparing our New Brunswick, NJ facility for the installation of the lab now located in Rockville, MD, and 3) expanding production at our New Brunswick facility to include Ampligen(R) raw material. The $2,000,000 for stock compensation expense primarily consisted of $1,769,000 resulting from warrants issued to Dr. Carter in 2003 that vested in the first quarter 2004. These warrants vested upon the second ISI asset closing which occurred on March 17, 2004. See Item 11. "Executive Compensation" for details related to how Dr. Carter has been compensated with respect to this matter.

Revenues

         Revenues for the year ended December 31, 2004 were $1,229,000 as compared to revenues of $657,000 for the same period in 2003. Revenues for the year ended December 31, 2004 from sales of ALFERON N totaled $1,050,000 versus $509,000 for the period of March 11, 2003, the date we acquired the rights to the Alferon N business from ISI, through December 31, 2003. Sales of Alferon N are anticipated to increase as we have more product available and intend to expand our marketing/sales programs on an international basis. Revenues from our ME/CFS cost recovery treatment programs principally underway in the U.S., Canada and Europe were $179,000 for the year ended December 31, 2004 versus $148,000 for the year ended December 31, 2003. These clinical programs allow us to provide Ampligen(R) therapy at our cost to severely debilitated ME/CFS patients. Under this program the patients pay for the cost of Ampligen(R) doses infused. These costs total approximately $7,200 for a 24-week treatment program.


         Since acquiring the right to manufacture and market Alferon N on March 11, 2003, we have focused on converting the work-in-progress inventory into finished goods. This work-in-progress inventory included three production lots totaling the equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. Approximately 34,000 vials have been produced. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatible vial size for manufacturing of Alferon N Injection. We plan on initiating the process of converting the third lot of approximately 16,000 vials from work-in-progress to finished goods inventory in 2005. Approximately 2,000 vials were abstracted from the third lot for research and development purposes as well during the 4th quarter 2004. Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA.

         Our sales and marketing agreement with Engitech, LLC. to distribute ALFERON N on a nationwide basis did not produce the desired result. Sales have not increased as planned and we are expanding our in house sales and marketing efforts. We are considering the use of other sales organizations in order to meet our ALFERON N sales goals.

         We executed a Memorandum of Understanding (MOU) in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The MOU required us to file the full report on the results of our AMP 516 Clinical Trial with Fuji by May 31, 2004. If the full report was not provided to Fuji by May 31, 2004 and Fuji did not wish to exercise its option, we would have been required to refund one half of the 400,000 Euro fee. We submitted our initial report to Fuji on May 28, 2004 and responded to subsequent inquiries for additional information. The option period ends 12 weeks after the later of Fuji's review of the full report on the results of our Amp 516 clinical trial and Fuji's meeting with three of the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we did not provide them with the full report by December 31, 2004 and Fuji did not wish to exercise its option, we would be required to refund the entire fee. On November 9, 2004, we and Fuji terminated the MOU by mutual agreement. We did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome
(CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, we have determined to follow a decentralized filing procedure which was not anticipated in the MOU. We believe that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties we refunded 200,000 Euros to Fuji. We have recorded the remaining 200,000 Euros as an accrued liability as of December 31, 2004. We are currently holding the 200,000 Euros pending further developments in accordance with the mutually agreed upon termination with Fuji.

         On March 17, 2004, we closed on the acquisition of all of the worldwide rights of ALFERON N as well as the FDA approved biological production facility in New Brunswick, New Jersey. We are looking to expand our marketing/sales programs on an international basis.

Production costs/cost of goods sold

         Production costs for the year ended December 31, 2004 and 2003 were $2,112,000 and $502,000, respectively. These costs reflect approximately $470,000 for the cost of sales of ALFERON N Injection(R) for the year ended December 31, 2004. In addition, costs of sales for Alferon N Injection(R) for the period March 11, 2003 (acquisition date of inventory from ISI) through December 31, 2003 amounted to $240,000. The remaining production costs in 2004 represent expenditures associated with preparing the New Brunswick facility for the installation of the lab now located in Rockville, MD and for further production of Alferon N Injection(R) and Ampligen(R) raw materials. In August 2004, we released most of the second lot of product (approximately 13,000 vials) to Abbott laboratories for bottling and realized approximately 12,000 vials of Alferon N. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatible vial size for manufacturing of Alferon N Injection. We plan on initiating the process of converting the third lot of approximately 16,000 vials from work-in-progress to finished goods inventory in 2005. Approximately 2,000 vials were abstracted from the third lot for research and development purposes as well during the current quarter. Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA.

Research and Development costs

         Overall research and development direct costs for the year ended December 31, 2004 were $3,842,000 as compared to $3,150,000 during the same period a year earlier. These costs primarily reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers as well as on-going clinical trials involving patients with HIV. The primary reasons for the increase in research and development costs of $692,000 for the year ended December 31, 2004 versus the same period a year ago were primarily due to 1) costs incurred in the development of a more efficient bottling manufacturing process for Alferon N
Injection, 2) vials abstracted from the third lot of Alferon N Injection inventory for research and development purposes, and 3) costs associated with using Alferon N Injection in a clinical trial to treat patients infected with the West Nile Virus.

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

ME/CFS

         Over 230 patients have participated in our ME/CFS Phase III clinical trial. In August 2004, the remaining patients completed drug dosing in the open label segment (Stage II) of this Phase III protocol. We completed the randomized placebo controlled phase (Stage I) of this study in February 2004 and have started final data collection for the data analysis. This process includes validation and quality assurance and should be completed by early 2005. As with any experimental drug being tested for use in treating human diseases, the FDA must approve the testing and clinical protocols employed and must render their decision based on the safety and efficacy of the drug being tested. Historically this is a long and costly process. Our ME/CFS AMP 516 clinical study is a Phase III study, which based on favorable results, will serve as the basis for us to file a new drug application with the FDA. The FDA review process could take 18-24 months and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) required more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4)reject our application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

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

         In September, 2004 we commenced a clinical trial using Alferon N Injection to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hospital and the Weill Medical College of Cornell University will be conducting this double-blinded, placebo controlled trial. During 2004, over 2,000 human cases of West Nile Virus have been reported in 40 states.

Manufacturing

         In order to obtain Ampligen(R) raw materials of higher quality (GMP certified) and on a more regular production basis, we have implemented consolidation and transfer of relevant manufacturing operations into our New Brunswick, New Jersey facility. This consolidation and transfer of manufacturing operations has been implemented as a recent inspection of the Ribotech facility in South Africa, our previous supplier of Ampligen(R) raw materials, indicated that it did not, at present, meet the necessary GMP standards for a fully certified commercial process. The transfer of Ampligen(R) raw materials manufacture to our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of the 43,000 sq. ft. wholly owned facility are already in compliance for Alferon N manufacture), may delay certain steps in the commercialization process, specifically a targeted NDA filing. To facilitate the process, we are in the process of hiring a senior regulatory officer with specific expertise in global quality assurance for multinational pharmaceutical operations .

         In connection with settling various manufacturing infractions previously noted by the FDA, Schering-Plough ("Schering") entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering has recently advised us that it would no longer manufacture Ampligen(R) in this facility at the end of the applicable term (which is 4th quarter 2004) and would assist us in an orderly transfer of said activities to other non
Schering facilities. Accordingly, we have entered into a Confidentiality Agreement with Mayne Pharma Pty, Ltd ("Mayne") to lead to reinitiation and expansion of its Ampligen(R) manufacturing program. We are currently in discussions with Mayne to provide us with proposals on manufacturing Ampligen(R) at their facility. Mayne (formerly known as Faulding Pharma) has already successfully manufactured Ampligen(R) several times for ongoing clinical trials, and maintains a fully GMP compliant facility. Simultaneously, we expect to qualify at least one other GMP facility to maintain a minimum of two independent production sites. If we are unable to engage Mayne and/or additional manufacturers in a timely manner, our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.

General and Administrative Expenses

         General and Administrative ("G&A") expenses for the year ended December 31, 2004 and 2003 were approximately $6,164,000 and $4,257,000, respectively. The increase in G&A expenses of $1,907,000 during this period is primarily due to non-cash charges of $2,000,000 for stock compensation expenses in 2004. These stock compensation charges consisted of $1,769,000 resulting from warrants issued to Dr. Carter in 2003 that vested in 2004 and directors' fees paid in 2004 of $231,000. The warrants noted above vested upon the second ISI asset closing which occurred on March 17, 2004. Please see "Item 11. Executive
Compensation." contained herein for more details on how Dr. Carter was compensated. In addition, investment banking fees relating to assistance in financing matters increased in 2004 as compared to a period early by approximately $124,000. These increases were offset by a decrease in service fees in 2004 of approximately $191,000 as compared to a year earlier. These services fees related to the acquisition of ISI.

Impairment loss

         During the year ended December 31, 2004, we recorded a non-cash charge of $373,000 with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on its then proposed investment offerings.

Other Income/Expense

         Interest and other income for the year ended December 31, 2004 and 2003 totaled $49,000 and $80,000, respectively. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

         Interest expense and financing costs were $12,543,000 for the year ended December 31, 2004 versus $7,345,000 for the same period a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs."

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

Years Ended December 31, 2003 vs. 2002
--------------------------------------
         During the year ended December 31, 2003, we 1) acquired certain assets and patent rights to ALFERON N Injection(R), 2) privately placed the March 2003, the July 2003, and October 2003, 6% convertible debentures with an aggregate maturity value of $14,994,357 (gross proceeds of $12,850,000), 3) continued our efforts to develop Ampligen(R) for the treatment of patients afflicted with ME/CFS and HIV, 4) activated the ISI New Brunswick production facility to process doses of Alferon N and 5) produced some 21,000 doses of Alferon N for sale in 2003.

Net loss

         Our net loss was approximately $14,770,000 for the year ended December 31, 2003 versus a net loss of $7,424,000 in 2002. Per share loss in 2003 was $0.42 cents versus a per share loss of $0.23 in 2002. This year-to-year increase in losses of $7,346,000 is primarily due to non-cash financing costs of
$7,345,000 relating to our March 2003, July 2003, and October 2003 6% convertible debentures. These non-cash charges account for 50% of our net losses for the year ended December 31, 2003. In addition, our losses during this period include $957,000 in operating expenses relating to our new Alferon division. Solely for comparison purposes, excluding our 2003 losses for these two factors, our losses were $6,468,000 in 2003 compared to $7,424,000 in 2002 or a reduction totaling $956,000. This was primarily due to a decrease in research and development direct costs of $1,800,000 in 2003 due to reduced costs associated with the development of Ampligen(R) to treat ME/CFS patients. During 2002, our

AMP 516 ME/CFS Phase III clinical trial was in full force and effect therefore increasing our manufacturing and clinical support expenses during that period (See "Research and Development Costs" below). This was offset by the recovery of certain legal expenses in 2002 of approximately $1,050,000 related to the Asensio lawsuit and trial from our insurance carrier. This recovery produced a one-time reduction in G&A Expenses for 2002 (See "General and Administrative Expenses" below).

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

         These charges are reflected in the Consolidated Statements of Operations under the caption "Equity loss in unconsolidated affiliate." Please see "RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS" in Item 1. Business for more details on these transactions.

Other Income/Expense

         Interest and other income totaled $80,000 in 2003 compared to $103,000 recorded in 2002. Lower cash available for investment basically accounted for the difference as interest rates remained relatively low in 2003. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

         Interest expense and financing costs were $7,598,000 in 2003. Non-cash financing costs consist of $581,000 for the amortization of debenture closing costs, $1,066,000 for the amortization of Original Issue Discounts and $5,698,000 for the amortization of costs associated with beneficial conversion features of the debentures and the fair value of the warrants relating to the March 2003, July 2003 and October 2003 6% convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." Please see Note 16 in the consolidated financial statements contained herein for more details on these transactions.

Liquidity And Capital Resources

         Cash used in operating activities for the year ended December 31, 2004 was $7,240,000. Cash provided by financing activities for the year ended December 31, 2004 amounted to $19,085,000, substantially from proceeds from debenture offerings, the sale of common stock and the exercising of common stock warrants. As of December 31, 2004, we had approximately $16,737,000 million in cash and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

         Please see "Recent Financing And Asset Acquisitions" in Item 1. Business and Note 4 - "Acquisition of Assets of Interferon Sciences, Inc." and
Note 7 - "Debenture Financing" in the consolidated financial statements contained herein for more details on our acquisition of assets and debenture and stock financings.

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




                                                                     (dollars in thousands)
                                                                 Obligations Expiring by Period
 Contractual Cash Obligations        =======================================================================

            (Including Interest)                   Total               2005             2006           2007-2008
                                            ======================================================= ===============

Operating Leases                                        $445               $187              $193             $65

Convertible Debentures
October 29, 2003 $4,142,000 6%
Senior Convertible Debenture                           2,175               2,175              -                -
January 26, 2004 $4,000,000 6% Senior Convertible
Debenture                                              3,268               3,268              -                -

July 26, 2004 $2,000,000 6%
Senior Convertible Debenture                           2,120               1,413             707               -
                                            ------------------------------------------------------------------------
  Total                                               $8,000              $7,043            $900             $65
                                           ===================================== ================= ===============


New Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB
123R), Shared-Based Payment. FASB 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value. The Corporation is required to adopt the provisions of FASB 123R effective as of the beginning of its third quarter in 2005. FASB 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Corporation is currently evaluating the financial impact, including the available alternative of adoption of FASB 123R.


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

         In connection with the Debenture agreements, we have outstanding letters of credit of $1,000,000 as additional collateral.

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

Patents and Trademarks

         Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over the estimated useful life of 17 years We review our patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash basis to support the realizability of our respective capitalized cost. In addition, management's review addresses whether each patent continues to fit into our strategic business plans.

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

         Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables consist principally of amounts due from wholesale drug companies as of December 31, 2004.


Item 7A.      Quantitative And Qualitative Disclosures About Market Risk

         Excluding obligations to pay us for various licensing related fees, we had approximately $16,737,000 in cash and cash equivalents and short-term investments at December 31, 2004. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

          We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.


ITEM 8.  Financial Statements and Supplementary Data.

         The consolidated balance sheets as of December 31, 2003, and 2004, and our consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2004, together with the report of BDO Seidman, LLP, independent registered public accountants, are included at the end of this report. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None.

ITEM 9A. Controls and Procedures.

Effectiveness of Control Procedures

         Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of December 31, 2004 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal Controls Over Financial Reporting

         Our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

         We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2004.

         BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting, which is included in ITEM 9A.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To The Board of Directors and Stockholders:

     We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that Hemispherx Biopharma, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control'Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hemispherx Biopharma, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on managemen's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Hemispherx Biopharma, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hemispherx Biopharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 4, 2005 expressed an unqualified opinion thereon.


/s/ BDO SEIDMAN LLP
-----------------------------
Philadelphia, PA
February 4, 2005


ITEM 9B. Other Information.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

         Name                                         Age               Position

         William A. Carter, M.D.                      67                Chairman, Chief Executive Officer, and

         R.  Douglas Hulse                            61                President

         Robert E. Peterson                           68                Chief Financial Officer

         David R. Strayer, M.D.                       59                Medical Director, Regulatory Affairs

         Mei-June Liao, Ph.D.                         54                Vice President of Regulatory Affairs, Quality
                                                                        Control and Research and Development
         Robert Hansen                                61                Vice President of Manufacturing

         Carol A. Smith, Ph.D.                        55                Director of Process Development

         Richard C. Piani                             78                Director

         William M. Mitchell, M.D.                    70                Director

         Ransom W. Etheridge                          66                Director,  Secretary and General Counsel

         Iraj Eqbhal Kiani, Ph.D.                     59                Director


     Each director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Each executive officer serves at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

     WILLIAM A. CARTER, M.D., the co-inventor of Ampligen, joined us in 1978, and has served as: (a) our Chief Scientific Officer since May 1989; (b) the Chairman of our Board of Directors since January 1992; (c) our Chief Executive Officer since July 1993; (d) our President since April, 1995; and (e) a director since 1987. From 1987 to 1988, Dr. Carter served as our Chairman. Dr. Carter was a leading innovator in the development of human interferon for a variety of treatment indications including various viral diseases and cancer. Dr. Carter received the first FDA approval to initiate clinical trials on a beta interferon product manufactured in the U.S. under his supervision. From 1985 to October 1988, Dr. Carter served as our Chief Executive Officer and Chief Scientist. He received his M.D. degree from Duke University and underwent his post-doctoral training at the National Institutes of Health and Johns Hopkins University. Dr. Carter also served as Professor of Neoplastic Diseases at Hahnemann Medical University, a position he held from 1980 to 1998. Dr. Carter served as Director of Clinical Research for Hahnemann Medical University's Institute for Cancer and Blood Diseases, and as a professor at Johns Hopkins School of Medicine and the

State University of New York at Buffalo. Dr. Carter is a Board certified physician and author of more than 200 scientific articles, including the editing of various textbooks on anti-viral and immune therapy.

     R. DOUGLAS HULSE was appointed our President and Chief Operating Officer in February 2005. Mr. Hulse has been an executive director at Sage Group, Inc., an international organization providing senior level strategic management services to the biotechnology and pharmaceutical sector, since 1995. Mr. Hulse is a Phi Beta Kappa graduate of Princeton University with a cum laude degree in chemistry and the holder of S.M. Degrees in both management and Chemical Engineering from M.I.T., previously served as our Chief Operating Officer in 1996 and 1997. Mr. Hulse devotes approximately 40 to 50% of his time to our business.

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

     RICHARD C. PIANI has been a director since 1995. Mr. Piani has been employed as a principal delegate for Industry to the City of Science and Industry, Paris, France, a billion dollar scientific and educational complex. Mr. Piani provided consulting to us in 1993, with respect to general business strategies for our European operations and markets. Mr. Piani served as Chairman of Industrielle du Batiment-Morin, a building materials corporation, from 1986 to 1993. Previously Mr. Piani was a Professor of International Strategy at Paris Dauphine University from 1984 to 1993. From 1979 to 1985, Mr. Piani served as Group Director in Charge of International and Commercial Affairs for Rhone-Poulenc and from 1973 to 1979 he was Chairman and Chief Executive Officer of Societe "La Cellophane", the French company which invented cellophane and several other worldwide products. Mr. Piani has a Law degree from Faculte de Droit, Paris Sorbonne and a Business Administration degree from Ecole des Hautes Etudes Commerciales, Paris.

     RANSOM W. ETHERIDGE has been a director since October 1997, and presently serves as our secretary and general counsel. Mr. Etheridge first became associated with us in 1980 when he provided consulting services to us and participated in negotiations with respect to our initial private placement through Oppenheimer & Co., Inc. Mr. Etheridge has been practicing law since 1967, specializing in transactional law. Mr. Etheridge is a member of the Virginia State Bar, a Judicial Remedies Award Scholar, and has served as President of the Tidewater Arthritis Foundation. He is a graduate of Duke University, and received his Law degree from the University of Richmond School of Law.

     WILLIAM M. MITCHELL, M.D., Ph.D. has been a director since July 1998. Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of
Medicine. Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as an Intern in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 200 papers, reviews and abstracts dealing with viruses and anti-viral drugs. Dr. Mitchell has worked for and with many professional societies, including the International Society for Interferon Research, and committees, among them the National Institutes of Health, AIDS and Related Research Review Group. Dr. Mitchell previously served as one of our directors from 1987 to 1989.

     IRAJ EQHBAL KIANI, M.B.A., Ph.D., was appointed to the Board of Directors on May 1, 2002. Dr. Kiani is a citizen of England and resides in Newport, California. Dr. Kiani served in various local government position including the Governor of Yasoi, Capital of Boyerahmand, Iran. In 1980, Dr. Kiani moved to
England, where he established and managed several trading companies over a period of some 20 years. Dr. Kiani is a planning and logistic specialist who is now applying his knowledge and experience to build a worldwide immunology network, which will use our proprietary technology. Dr. Kiani received his Ph.D. degree from the University of Warwick in England.

    Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we believe that, during the fiscal year ended December 31, 2004, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis, except that Dr. Esteve, a former director, and Mr. Kiani did not file a Form 3.

Audit Committee and Audit Committee Expert

     Audit Committee. Our Audit Committee of the Board of Directors consists of Richard Piani, Committee Chairman, William Mitchell, M.D. and Iraj-Eqhbal Kiani. Mr. Piani, Dr. Mitchell and Iraj-Eqhbal Kiani are Independent Directors. We do not have a financial expert as defined in Securities and Exchange Commission rules on the committee in the true sense of the description. However, Mr. Piani is a Businessman and has 40 years of experience of working with budgets, analyzing financials and dealing with financial institutions. We believe Mr. Piani, Dr. Mitchell and Iraj-Eqhbal Kiani to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. Our audit committee is responsible for annually recommending independent accountants, preparing the reports or statements as may be required by AMEX or the securities laws, and reviewing: (i) the adequacy of our system of internal accounting controls; (ii) our audited financial statements and reports and discussing the statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and (iii) disclosures by independent accountants concerning relationships with our company and the performance of our independent accountants

Code of Ethics

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


    Item 11.  Executive Compensation.

         The summary compensation table below sets forth the aggregate compensation paid or accrued by us for the fiscal years ended December 31, 2004, 2003 and 2002 to (i) our Chief Executive Officer and (ii) our five most highly paid executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives").

                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE


Name and Principal Position   Year          Salary ($)            Restricted      Warrants & Options   All Other
                                                                  Stock Awards    Awards               Compensation(1)
----------------------------- ------------- --------------------- --------------- -------------------- ---------------
William A. Carter             2004           (2)605,175                 -         (3)  320,000            $32,003
  Chairman of                 2003           (2)582,461                 -         (4)1,450,000             28,375
the            Board and CEO  2002           (2)565,514                 -         (5)1,000,000             24,747
                                                                        -

Robert E. Peterson            2004          (6) 221,242                 -         (7)   63,824               -
  Chief                       2003          (6) 193,816(6)              -                  -                 -
Financial                     2002              187,689                 -         (5)  200,000               -
         Officer

David R. Strayer, M.D.        2004              180,394                 -         (8)   10,000               -
  Medical Director            2003              190,096                 -                  -                 -
                              2002              178,594                 -         (5)   50,000               -



Carol A. Smith, Ph.D.         2004              134,658                -         (8)    10,000               -
  Director                    2003              140,576                -                  -                  -
of                            2002              128,346                -         (5)    20,000               -
Process Development


Mei-June Liao, Ph.D., V.P.    2004              149,000               -         (8)    10,000                -
of Quality Control            2003          (9) 100,575               -                  -                   -
                              2002                  -                 -                  -                   -

Robert Hansen                 2004              132,000               -         (8)    10,000                -
V.P. of Manufacturing         2003           (9)104,500               -                  -                   -
                              2002                   -                -                  -                   -
----------------------

(1) Consists of insurance premiums paid by us with respect to term life and disability insurance for the benefit of the named executive officer.

(2)  Includes  bonuses of $96,684,  $99,481 and $121,035 in 2002, 2003 and 2004,
     respectively.


(3) Consist of a stock option grant of 320,000 shares exercisable at $2.60 per share.


(4)  Represents   warrants  to  purchase   1,450,000   shares  of  common  stock
     exercisable at $2.20 per share.

(5) Represents number of options to purchase shares of common stock at $2 per share.

(6) 2002 includes a bonus of $36,634 and 2003 includes a bonus of $37,830 both paid in 2004, 2004 includes a bonus of $44,248 paid in 2005.

(7) Consist of stock option grant of 50,000 shares exercisable at $3.44 per share and 13,824 stock options to purchase common stock at $2.60 per share.

(8)  Consists of stock option grant exercisable at $1.90 per share.

(9)  Compensation since March 2003. Employed by ISI prior to that.

         The following table sets forth certain information regarding stock options granted during 2004 to the executive officers named in the Summary Compensation Table.

------------------ ------------------------------------ ------------- ---------------- ----------------------------------
                            Individual Grants
------------------ ------------------------------------ ------------- ---------------- ----------------------------------
------------------ ----------------- ------------------ ------------- ---------------- ----------------------------------
      Name            Number Of        Percentage Of      Exercise    Expiration Date    Potential Realizable Value At
                                       Total Options
                      Securities        Granted To
                      Underlying       Employees In
                       Warrants         Fiscal Year      Price Per                       Assumed Rates Of Stock Price
                       Granted            2004(1)        Share (2)                       Appreciation For Options Term
------------------ ----------------- ------------------ ------------- ---------------- ----------------------------------
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
                                                                                            5% (3)           10%(3)
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------

Carter, W.A.                320,000               50.5         $2.60      9/7/14             $1,357,130       $2,161,355
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------

Peterson, R.          50,000 13,864               10.1          3.44      6/22/14               280,170          446,123
                                                                2.60      9/7/14                 58,627           93,369
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------

Strayer, D.                  10,000                1.6          1.90      12/7/14                30,949           49,498
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------

Smith, C.                    10,000                1.6          1.90      12/7/14                30,949           49,498
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------

Liao, M.                     10,000                1.6          1.90      12/7/14                30,949           49,498
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------

Hansen, R.                   10,000                1.6          1.90      12/7/14                30,949           49,498
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------

(1)      Total stock options issued to employees in 2004 were 633,080.

(2) The exercise price is equal to the closing price of our common stock at the date of issuance.

(3) Potential realizable value is based on an assumption that the market price of the common stock appreciates at the stated rates compounded annually, from the date of grant until the end of the respective option term. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price appreciation.

The following table sets forth certain information regarding the stock options held as of December 31, 2004 by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                         Securities Underlying   Unexercised     Value of Unexercised
                                                         Warrants/                               In-the-Money-Options At Fiscal
                                                         Options at Fiscal Year  End Numbers     Year End (1)
                                                                                                 Dollars
Name                    Shares          Value Realized      Exercisable          Unexercisable    Exercisable       Unexercisable
                        Acquired on     ($)
                        Exercise (#)
----------------------- --------------- ---------------- ---------------- ------------------- ----------------- ------------------
----------------------- --------------- ---------------- ---------------- ------------------- ----------------- ------------------
William Carter                -                -            5,325,378(2)          250,000(3)           $69,750                 $0
Robert Peterson               -                -              453,750(4)                   0                 0                  0
David Strayer                 -                -              130,000(5)           10,000(7)                 0                  0
Carol Smith                   -                -               41,791(6)           10,000(7)                 0                  0
Mei-June Liao                 -                -                       -           10,000(7)                 0                  0
Robert Hansen                 -                -                       -           10,000(7)                 0                  0

----------------------------
(1) Computation based on $1.90, the December 31, 2004 closing bid price for the common stock on the American Stock Exchange.

(2) Consist of (i) 750,000 warrants exercisable at $2.00 per share expiring on August 13, 2007 (ii) 188,325 warrants exercisable at $6.00 per share expiring on February 22, 2006 (iii) 188,325 warrants exercisable at $9.00 per share expiring on February 22, 2006 (iv) 1,450,000 warrants to purchase common stock at $2.20 per share expiring on September 8, 2008, (v) 320,000 stock option exercisable at $2.60 per share expiring on September 7, 2014 and (vi) 73,728 stock options exercisable at $2.71 per share until exercised. Also includes 2,355,000warrants and options held in the name of Carter Investments, L.C. of which W.A. Carter in the principal beneficiary. These securities consist of (i) 170,000 warrants exercisable at $4.00 per share expiring on January 1, 2008,(ii) 300,000 warrants exercisable at $6.00 per share expiring on January 1, 2006 (iii) 20,000 warrants exercisable at $4.00 per share expiring on 2008,(iv) 465,000 warrants exercisable at $1.75 expiring on January 1, 2008, and 1,400,000 warrants exercisable at $3.50 per share expiring on September 30, 2007.

(3) Consists of (i) 250,000 warrants exercisable at $2.00 per share expiring on August 13, 2007.

(4) Consists of (i) 10,000 stock options exercisable at $4.03 per share expiring on January 3, 2011 (ii) 13,750 stock options exercisable at

        $3.50 per share expiring on January 22, 2007, (iii) 200,000 warrants exercisable at $2.00 per share expiring on August 13, 2007, (iv) 50,000 warrants exercisable at $3.50 expiring on March 1, 2006, (v) 100,000 warrants exercisable at $5.00 per share expiring on April 14, 2006,
         (vi) 30,000 warrants exercisable at $5.00 per share expiring on February 28, 2009 and 50,000 options to purchase common stock at $3.44 per share expiring June 22, 2014.

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

(7) Consists of options to purchase common stock at $1.90 per share expiring on December 7, 2014.

In September 2003, our Board of Directors changed the non-employee Board Member compensation to be 50% cash and 50% stock. The Board's stock compensation is to be paid on the first day of each calendar quarter. The number of shares paid shall have a value of $12,500 with the value of the shares being determined by the closing price of our common stock on the American Stock Exchange on the last trading day of the preceding quarter. In no event shall the number of shares issued under this plan exceed 1,000,000 shares over a ten year period.

Employment and Change in Control Agreements

         On March 11, 2005, our board of directors, at the recommendation of the Compensation Committee, approved an amended and restated employment agreement and an amended and restated engagement agreement with Dr. William A. Carter.

         The amended and restated employment agreement provides for Dr. Carter's employment as our Chief Executive Officer and Chief Scientific Officer until December 31, 2010 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date unless we or Dr. Carter give written notice otherwise at least ninety days prior to the termination date or any renewal period. Dr. Carter has the right to terminate the agreement on 30 days' prior written notice. The initial base salary retroactive to January 1, 2005 is $290,888, subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base salary, at the sole discretion of the Compensation Committee of the board of directors, based on his performance or our operating results. Dr. Carter will not participate in any discussions concerning the determination of his annual bonus. Dr. Carter is also entitled to an incentive bonus of 0.5% of the gross proceeds received by us from any joint venture or corporate partnering arrangement. Dr. Carter's agreement also provides that he be paid a base salary and benefits through the last day of the then term of the agreement if he is terminated without "cause", as that term is defined in agreement. In addition, should Dr. Carter terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Dr Carter be paid a base salary and benefits through the last day of the month in which the termination occurred and for an additional twelve month period. Pursuant to his original agreement, Dr. Carter was granted options to purchase 73,728 (post split) shares in 1991. The exercise period of these options is extended through December 31, 2010 and, should Dr. Carter's employment agreement be extended beyond that date, the option exercise period is further extended to the last day of the extended employment period.

         The amended and restated engagement agreement, retroactive to January 1, 2005, provides for our engagement of Dr. Carter as a consultant related to patent development, as one of our directors and as chairman of the Executive Committee of our board of directors until December 31, 2010 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date or any renewal period. Dr. Carter has the right to terminate the agreement on 30 days' prior written notice. The initial base fee as of January 1, 2004 is $207,777, subject to annual adjustments equal to the percentage increase or decrease of annual dollar value of directors' fees provided to our directors during the prior year. The annual fee is further subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base fee, at the sole direction of the Compensation Committee of the board of directors, based on his performance. Dr. Carter will not participate in any discussions concerning the determination of this annual bonus. Dr. Carter's agreement also provides that he be paid his base fee through the last day of the then term of the agreement if he is terminated without "cause", as that term is defined in the agreement. In addition, should Dr. Carter terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Dr. Carter be paid fees due him through the last day of the month in which the termination occurred and for an additional twelve month period.

         On February 14, 2005 we entered into an agreement with The Sage Group of Branchburg, New Jersey for R. Douglas Hulse, an Executive Director of The Sage Group, to serve as President and Chief Operating Officer of our company. In addition, other Sage Group principals and Senior Directors will be made available to assist as needed. The engagement is expected to continue for a period of 18 months; however, it is terminable on 30 days written notice by either party after 12 months. Compensation for the services include a ten year warrant to purchase 250,000 shares of our common stock at an exercise price of $1.55. These warrants are to be issued to Sage Healthcare Advisors, LLC and are to vest at the rate of 12,500 per month of the engagement with 25,000 vesting upon completion of the eighteenth month. Vesting accelerates in the event of a merger or a purchase of a majority of our assets or equity. The Sage Group also is to receive a monthly retainer of $10,000 for the period of the engagement. In addition, for each calendar year (or part thereof) during which the agreement is in effect, The Sage Group will be entitled to an incentive bonus in an amount equal to 0.5% of the gross proceeds received by us during such year from any joint ventures or corporate partnering arrangements. After termination of the agreement, The Sage Group will only be entitled to receive the incentive bonus based upon gross proceeds received by us during the two year period commencing on the termination of the agreement with respect to any joint ventures or corporate partnering arrangements entered into by us during the term of the agreement. Mr. Hulse will devote approximately two to two and one half days per week to our business.

         We entered into an engagement agreement, retroactive to January 1, 2005, with Ransom W. Etheridge which provides for Mr. Etheridge's engagement as our General Counsel until December 31, 2009 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date unless we or Mr. Etheridge give written notice otherwise at least ninety days prior to the termination date or any renewal period. Mr. Etheridge has the right to terminate the agreement on 30 days' prior written notice. The initial annual fee for services is $96,000 and is annually subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. Mr. Etheridge's agreement also provides that he be paid all fees through the last day of then current term of the agreement if he is terminated without "cause" as that term is defined in the agreement. In addition, should Mr. Etheridge terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Mr. Etheridge be paid the fees due him through the last day of the month in which the termination occurred and for an additional twelve month period. Mr. Etheridge will devote approximately 85% of his business time to our business.

         We entered into an amended and restated engagement agreement, retroactive to January 1, 2005, with Robert E. Peterson which provides for Mr. Peterson's engagement as our Chief Financial Officer until December 31, 2010 unless sooner terminated for cause or disability. Mr. Peterson has the right to terminate the agreement on 30 days' prior written notice. The initial annual fee for services is $202,680 and is annually subject to increases based on the average increase in the cost of inflation index for the prior year. Mr. Peterson shall receive an annual bonus in each year that our Chief Executive Officer is granted a bonus. The bonus shall equal a percentage of Mr. Peterson's base annual compensation comparable to the percentage bonus received by the Chief Executive Officer. In addition, Mr. Peterson shall receive bonus compensation upon Federal Drug Administration approval of commercial application of Ampligen. Mr. Peterson's agreement also provides that he be paid all fees through the last day of then current term of the agreement if he is terminated without "cause" as that term is defined in the agreement. In addition, should Mr. Peterson terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Mr. Peterson be paid the fees due him through the last day of the month in which the termination occurred and for an additional twelve month period. Mr. Peterson will devote approximately 85% of his business time to our business.

On March 11,  2005 the Board of  Directors,  deeming  it  essential  to the best interests of our shareholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of our company and our shareholders, determined to reinforce and encourage the continued attention and dedication of members of our management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of our company and entered into identical agreements regarding change in control with William
A. Carter, our Chief Executive Officer and Chief Scientific Officer, Robert E. Peterson, our Chief Financial Officer and Ransom W. Etheridge, our General Counsel. Each of the agreements regarding change in control became effective March 11, 2005 and continue through December 31, 2007 and shall extend automatically to the third anniversary thereof unless we give notice to the other party prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred. Each of the agreements entitles William A. Carter, Robert E. Peterson and Ransom W.

Etheridge,  respectively,  to change of  control  benefits,  as  defined  in the agreements and summarized below, upon their respective termination of employment/engagement with our company during a potential change in control, as defined in the agreements or after a change in control, as defined in the agreements, when their respective terminations are caused (1) by us for any reason other than permanent disability or cause, as defined in the agreement (2) by William A. Carter, Robert E. Peterson and/or Ransom W. Etheridge, respectively, for good reason as defined in the agreement or, (3) by William A. Carter, Robert E. Peterson and/or Ransom W. Etheridge, respectively for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control.

The benefits for each of the foregoing executives would be as follows:

o A lump sum cash payment of three times his base salary and annual bonus amounts; and o Outplacement benefits.

Each agreement also provides that the executive is entitled to a "gross-up" payment to make him whole for any federal excise tax imposed on change of control or severance payments received by him.

Dr. Carter's agreement also provides for the following benefits:

o Continued insurance coverage through the third anniversary of his termination; and o Retirement benefits computed as if he had continued to work for the above period.





Compensation of Directors

         The compensation package for Members of the Board of Directors was changed on September 9, 2003. Board member compensation consists of an annual retainer of $100,000 to be paid 50% in cash and 50% in Company common stock. On September 9, 2003 the Directors approved a 10 year plan which authorizes up to 1,000,000 shares for use in supporting this compensation plan. In addition, all non-employee directors received some compensation in 2003 for special project work performed on our behalf. This project work ceased as of September 30, 2003. All directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock. We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors.

2004 Equity Incentive Plan

         Our 2004 Equity Incentive Plan ("2004 Plan") provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards to our employees, directors, officers, consultants and advisors for the purchase of up to an aggregate of 8,000,000 shares of common stock. The 2004 plan is administered by the board of directors, which has complete discretion to select eligible individuals to receive and to establish the terms of grants under the plan. Stock options awarded under the Equity Incentive Plan may be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than fair market value at the date of grant) as the Board may determine. The Board may provide for options to become immediately exercisable upon a "change in control" as defined in the plan. The number of shares of common stock available for grant under the 2004 Plan is subject to adjustment for changes in capitalization. As of December

31, 2004, 7,366,920 shares were available for grants under the 2004 Plan. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date

1990 Stock Option Plan

         Our 1990 Stock Option Plan, as amended ("1990 Plan"), provides for the grant of options to our employees, directors, officers, consultants and advisors for the purchase of up to an aggregate of 460,798 shares of common stock. The 1990 plan is administered by the Compensation Committee of the board of directors, which has complete discretion to select eligible individuals to receive and to establish the terms of option grants. The number of shares of common stock available for grant under the 1990 Plan is subject to adjustment for changes in capitalization. As of December 31, 2004, no options were available for grants under the 1990 plan. This plan remains in effect until terminated by the Board of Directors or until all options are issued.

401(K) Plan

         In December 1995, we established a defined contribution plan, effective January 1, 1995, entitled the Hemispherx Biopharma employees 401(K) Plan and Trust Agreement. All of our full time employees are eligible to participate in the 401(K) plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants' contributions to the 401(K) plan may be matched by Hemispherx at a rate determined annually by the board of directors. Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. In 2004 we provided matching contributions to each employee for up to 6% of annual pay for a total of $76,886 for all eligible employees.


Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 2004, the members of our Compensation Committee were William Mitchell and Richard Piani. Dr. Mitchell and Mr. Piani received fees for certain consulting work performed on our behalf in 2003. Refer to Item 13. "Certain Relationships and Related Transactions" for more information.

Compensation Committee Report on Compensation

     The Compensation Committee makes recommendations concerning salaries and compensation for our employees and consultants.

     The following report of the compensation committee discusses our executive compensation policies and the basis of the compensation paid to our executive officers in 2004.

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

Base Salary

     The Summary Compensation Table shows amounts earned during 2004 by our executive officers. The base compensation of such executive officers is set by terms of the employment agreement entered into with each such executive officer. We established the base salaries for Chief Executive Officer, Dr. William A. Carter under an employment agreement in December 3, 1998 (as amended and restated on March 11, 2005), which provides for a base salary of $290,887.68. In addition, we entered into an agreement with Dr. Carter for his services as a consultant related to patient development, development of patents and as a member of our Board of Directors. This agreement establishes a base annual fee of $207,776.88. Both agreements are subject to annual cost of living adjustments. Dr. Carter is entitled to an annual performance bonus of up to 25% of the base salary of each agreement at the discretion of the compensation committee of the Board of Directors.

     On March 11, 2005, we entered into an extended engagement agreement with Robert E. Peterson, Chief Financial Officer retroactive to January 1, 2005 for a base annual fee of $202,680 until December 31, 2010. Mr. Peterson's agreement all ows for an nual cost of living increases and a performance bonus.

     On March 11, 2005, we entered into an engagement agreement with Ransom W. Etheridge, Corporate General Counsel, retroactive to January 1, 2005 for an annual fee of $96,000 until December 31, 2009.

Annual Incentive

         Our Chief Executive Officer and our Chief Financial Officer are entitled to an annual incentive bonus as determined by the compensation committee based on such executive officers' performance during the previous calendar year. The cash bonus awarded to our Chief Executive Officer in 2004 and the cash bonus awarded to the Chief Financial Officer in 2004 were determined based on this provision in their employment agreements.

Long-Term Incentives

         We grant long-term incentive awards periodically to align a significant portion of the executive compensation program with stockholder interest over the long-term through encouraging and facilitating executive stock ownership. Executives are eligible to participate in our incentive stock option plans. Our Chief Executive Officer and President, Dr. William Carter, received a grant of 320,000 stock options in 2004. These options are exercisable at $2.60 per share and expire on September 7, 2014, unless previously exercised. The options vested on September 8, 2004.

         On June 23, 2004, our Chief Financial Officer, Robert E. Peterson, was granted 50,000 stock options exercisable at $3.44 per share expiring on June 22, 2014 unless previously exercised. These options were issued in connection with his renewed and extended employment agreement. On September 8, 2004 Mr. Peterson was granted 13,824 stock options exercisable at $2.60 per share expiring on September 7, 2014.

         Ransom Etheridge, our Corporate Secretary and General Counsel, was awarded 50,000 stock options on September 8, 2004 exercisable at $2.60 per share expiring September 7, 2014, unless previously exercised.

Performance Graph

                                               Total Return to Shareholders
                                          (Includes reinvestment of dividends)


                                                                  ANNUAL RETURN PERCENTAGE
                                                                       Years Ending
Company Name / Index                                       Dec00       Dec01       Dec02       Dec03       Dec04
----------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
HEMISPHERX BIOPHARMA INC                                  -52.20       -5.26      -52.67        6.10      -15.93
S&P 600 INDEX                                              11.80        6.54      -14.63       38.79       22.65
PEER GROUP                                                -33.76       48.39      -45.76        5.33      -52.63

                                                                       INDEXED RETURNS
                                            Base                       Years Ending
                                            Period
Company Name / Index                        Dec99          Dec00       Dec01       Dec02       Dec03       Dec04
----------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
HEMISPHERX BIOPHARMA INC                     100           47.80       45.28       21.43       22.74       19.12
S&P 600 INDEX                                100          111.80      119.11      101.68      141.13      173.09
PEER GROUP                                   100           66.24       98.29       53.31       56.15       26.60





Peer Group Companies
----------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
AVI BIOPHARMA INC
IMMUNE RESPONSE CORP/DE
LA JOLLA PHARMACEUTICAL CO
MAXIM PHARMACEUTICALS INC

[GRAPHIC OMITTED][GRAPHIC OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth as of March 1, 2005, the number and percentage of outstanding shares of common stock beneficially owned by:

o Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding common stock;
o        each of our directors and the Named Executives; and
o        all of our officers and directors as a group.

         As of March 1, 2005, there were no other persons, individually or as a group, known to the Hemispherx to be deemed the beneficial owners of five percent or more of the issued and outstanding common stock.

Name and Address of Beneficial Owner         Shares Beneficially Owned          % Of Share Beneficially Owned
-------------------------------------------- ---------------------------------- -------------------------------------------
William A. Carter, M.D.                                 6,067,868 (1)                 10.9

Robert E. Peterson                                        468,074 (2)                  *

Ransom W. Etheridge                                       454,430(3)                   *
2610 Potters Rd.
Virginia Beach, VA 23452

Richard C. Piani                                          241,469(4)                   *
97 Rue Jeans-Jaure
Levaillois-Perret
France 92300

Doug Hulse                                               339,400(10)                   *
Sage Group, Inc.
3322 Route 22 West
Building 2, Suite 201
Branchburg, NJ  08876

William M. Mitchell, M.D.                                215,454(5)                    *
Vanderbilt University
Department of Pathology
Medical Center North
21st and Garland
Nashville, TN 37232

David R. Strayer, M.D.                                   148,746(6)                    *

Carol A. Smith, Ph.D.                                     51,791(7)                    *

Iraj-Eqhbal Kiani, Ph.D.                                  12,000(8)                    *
Orange County Immune Institute
18800 Delaware Street
Huntingdon Beach, CA 92648
Mei-June Liao, Ph.D.                                      10,000(9)                    *
Robert Hansen                                             10,000(9)                    0
All directors and executive officers as a
group (11 persons)                                     8,019,232                     14.1%
------------------------
* Less than 1%

(1) Includes (i) warrants to purchase 1,450,000 shares of common stock at $2.20 per share, expiring on September 8, 2008, (ii) 1,000,000 warrants to purchase common stock at $2.00 per share expiring on August 7, 2007,
         (iii) 188,325 warrants to purchase common stock at $6.00 per share expiring on February 22, 2006, (iv) 188,325 warrants to purchase common stock at $9.00 per share expiring on February 22, 2006, (v) 320,000 stock options to purchase common stock at $2.60 per share expiring on September 7, 2014, (vi) 73,728 stock options exercisable at $2.71 per share until exercised and (vii) 492,490 shares of common stock. Also includes 2,355,000 warrants and options originally issued to Dr. Carter and subsequently transferred to Carter Investments of which Dr. Carter is a majority owner. These warrants and options include 170,000 warrants to purchase common stock at $4.00 per share expiring January 1, 2008; 300,000 warrants to purchase common stock at $6.00 per share expiring on January 1, 2006; 20,000 warrants to purchase common stock expiring on January 1, 2008; 465,000 warrants to purchase common stock at $1.75 expiring on June 30, 2005 and 1,400,000 warrants to purchase common stock at $3.50 expiring on September 30, 2007.

(2) Includes (i) 13,750 options to purchase common stock at an exercise price of $3.50 per share, expiring on January 7, 2007; (ii) warrants to purchase 50,000 shares of Common stock at an exercise price of $3.50 per share, expiring on February 28, 2006; (iii) warrants to purchase 100,000 shares of common stock at $5.00 per share, expiring on April 14, 2006; (iv) 30,000 warrants to purchase common stock at $5.00 per share an expiring on April 30, 2006 (v) options to purchase 10,000 shares at $4.03 per share that expire on January 3, 2011 (vi) 200,000 warrants exercised at $2.00 per share expiring on August 13, 2007,
         (vii) 50,000 options to purchase common stock at $3.44 per share expiring on June 22, 2014; (viii) 13,824 options to purchase common stock exercisable at $2.60 per share expiring on September 7, 2014 and
         (ix) 500 shares of common stock.

(3) Includes (i) 100,000 warrants to purchase common stock at $2.00 per share expiring on August 13, 2007, (ii) 20,000 warrants to purchase common stock at $4.00 per share expiring January 2, 2008, (iii) 100,000 stock options to purchase common stock at $2.75 per share expiring on November 13, 2013, (iv) 50,000 stock options to purchase common stock at $2.60 per share expiring on September 7, 2014 and 84,430 shares of common stock. Also includes 100,000 stock options originally issued to Mr. Etheridge and subsequently transferred to relatives and trusts. These options to purchase common stock at $2.75 expire on December 4, 2013.

(4) Includes (i) 20,000 warrants to purchase common stock at $4.00 per share expiring on January 1, 2006, (ii) 54,608 stock options to purchase Common Stock at $2.60 per share expiring on September 7, 2014,
         (iii) 100,000 warrants exercisable at $2.00 per share expiring on August 13, 2007, (iv) 48,961 shares of common stock owned by Mr. Piani
         (v) 12,900 shares of common stock owned jointly by Mr. and Mrs. Piani; and (vi) 5,000 shares of common stock owned by Mrs. Piani.

(5) Includes (I) warrants to purchase 12,000 shares of common stock at $6.00 per share, expiring on August 25, 2008; (ii) 50,000 stock options to purchase common stock at $2.60 per share expiring on September 7, 2014,(iii) 100,000 warrants exercisable at $2.00 per share expiring in August 13, 2007 and 53,454 shares of common stock.


(6) Includes (i) stock options to purchase 20,000 shares of common stock at $3.50 per shares expiring on February 22, 2007; (ii) 50,000 warrants to purchase common stock at $4.00 per shares expiring on February 28, 2008; (iii) 10,000 stock options exercisable at $4.03 per share and expiring on January 3, 2011; 50,000 warrants to purchase common stock at $2.00 per share and expiring on August 13, 2007, 10,000 stock options to purchase common stock at $1.90 per share expiring on December 7, 2014 and (iv) 8,746 shares of common stock.

(7) Consists of 5,000 warrants to purchase common stock at $4.00 per share expiring June 7, 2008; 6,791 stock options exercisable at $3.50 expiring January 22, 2007, 20,000 warrants exercisable at $2.00 per share expiring in August 13, 2007, options to purchase 10,000 shares of common stock at $ 4.03 per share expiring on January 3, 2011 and 10,000 stock options to purchase common stock at $1.90 per share expiring on December 7, 2014.

(8) Consist of 12,000 warrants exercisable at $3.86 per share expiring on April 30, 2005.

(9) Consists of options to purchase common stock at $1.90 per share expiring on December 7, 2014.

(10) Consists of 250,000 options to purchase common stock at $1.55 expiring February 13, 2015. These warrants vest at the rate of 12,000 per month beginning March 14, 2005. These options are issued to Sage Healthcare, LLC, an affiliate of The Sage Group. Also includes 89,400 shares of common stock owned by The Sage Group.

      Item 13.  Certain Relationships and Related Transactions.

         We have employment agreements with certain of our executive officers and have granted such officers and directors options and warrants to purchase our common stock, as discussed under the headings, "Item 11. Executive Compensation," and "Item 12. Security Ownership of Certain Beneficial Owners and Management," above.

         Ransom W. Etheridge, our secretary and one of our directors, is an attorney in private practice, who renders corporate legal services to us from time to time, for which he has received fees totaling $60,000 in 2004 and options to purchase Company stock valued at $237,000 using the Black Scholes pricing model and recorded as stock compensation expense. Richard C. Piani, another of our directors, lives in Paris, France and assisted our European subsidiaries in their dealings with medical institutions and the European Medical Evaluation Authority. Dr. William Mitchell, another of our directors, assisted us in establishing clinical trial protocols and performed other scientific work for us from time to time. The services provided by these latter two directors were terminated in September 2003. For these services, these two directors were paid an aggregate of $144,955, $170,150 and $100,100 for the years ending December 31, 2001, 2002 and 2003, respectively.

         Through November 2002, William A. Carter, our Chief Executive Officer, had received an aggregate of $12,106 in short term advances which were repaid as of December 31, 2002. All advances bore interest at 6% per annum. We loaned $60,000 to Ransom W. Etheridge in November, 2001 for the purpose of exercising 15,000 class A redeemable warrants. This loan bears interest at 6% per annum.

     We paid $33,450, $18,800 and $7,600 for the years ending December 31, 2002, 2003 and 2004, respectively to Carter Realty for the rent of property used at various times in years 2002, 2003 and 2004 by us. The property was owned by others, but was acquired in 2004 by Resort House, LLC of which William A. Carter has minority interest .

     Antoni Esteve, one of our former directors, is a Member of the Executive Committee and Director of Scientific and Commercial Operations of Laboratorios Del Dr. Esteve S.A. In March 2002, our European subsidiary Hemispherx S.A. entered into a Sales and Distribution Agreement with Laboratorios Del Dr. Esteve S.A. For more information about our activities with Laboratorios Del Dr. Esteve S.A. see "European Operations" in Item 1. Business above. In addition, in March 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Laboratorios Del Dr. Esteve S.A., in exchange for 1,000,000 Euros of convertible preferred equity certificates of Hemispherx S.A., owned by Laboratorios Del Dr. Esteve S.A.

ITEM 14. Principal Accounting Fees and Services.

All audit and professional services provided by BDO Seidman, LLP are approved by the Audit Committee. The total fees billed by BDO Seidman, LLP were $308,497 in 2003 and $226,484 in 2004. The following table shows the aggregate fees billed to us by BDO Seidman, LLP for professional services rendered during the year ended December 31, 2004.

------------------------------------------ -------------------------------------------------------------------------------
                                                                             Amount ($)
------------------------------------------ -------------------------------------------------------------------------------
------------------------------------------ --------------------------------------- ---------------------------------------
Description of Fees                                         2003                                    2004
------------------------------------------ --------------------------------------- ---------------------------------------
------------------------------------------ --------------------------------------- ---------------------------------------
Audit Fees                                                $264,917                                $149,950
------------------------------------------ --------------------------------------- ---------------------------------------
------------------------------------------ --------------------------------------- ---------------------------------------
Audit-Related Fees                                          43,580                                  76,534
------------------------------------------ --------------------------------------- ---------------------------------------
------------------------------------------ --------------------------------------- ---------------------------------------
Tax Fees                                                     -                                       -
------------------------------------------ --------------------------------------- ---------------------------------------
------------------------------------------ --------------------------------------- ---------------------------------------
All Other Fees                                               -                                       -
------------------------------------------ --------------------------------------- ---------------------------------------
------------------------------------------ --------------------------------------- ---------------------------------------

------------------------------------------ --------------------------------------- ---------------------------------------
------------------------------------------ --------------------------------------- ---------------------------------------
Total                                                     $308,497                                $226,484
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

Audit-Related Fees

Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including those in 2003 and 2004 related to the acquisition of ISI.

The Audit Committee has determined that BDO Seidman, LLP's rendering of these non-audit services is compatible with maintaining auditors independence. The Board of Directors considers BDO Seidman, LLP to be well qualified to serve as our independent public accountants. The committee also approved the charges for services performed in 2004.

The Audit Committee pre-approves all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A (i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision.

                                                      PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)(2)Financial Statements and Schedules - See index to financial statements on page F-1 of this Annual Report.

(a)(3)   Exhibits - See exhibit index below.

Except as disclosed in the footnotes, the following exhibits were filed with the Securities and Exchange Commission as exhibits to our Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference:

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

4.7   Form of Warrant for Common  Stock of the  Company  issued in
      July 2003.(4)
4.8   Form of 6%  Convertible  Debenture of the Company  issued in
      October 2003.(5)
4.9   Form of Warrant for Common  Stock of the  Company  issued in
      October 2003.(5)
4.10  Form of 6%  Convertible  Debenture of the Company  issued in
      January 2004.(6)
4.11  Form of Warrant for Common  Stock of the  Company  issued in
      January 2004.(6)
4.12  Form of Warrant for Common Stock of the Company. (9)
10.1  1990 Stock Option Plan.
10.2  1992 Stock Option Plan.
10.3  1993 Employee Stock Purchase Plan.
10.4  Form   of   Confidentiality,   Invention   and   Non-Compete
      Agreement.
10.5  Form of Clinical Research Agreement.
10.6  Form of Collaboration Agreement.
10.7 Amended and Restated Employment Agreement by and between the Company and Dr. William A. Carter, dated as of July 1, 1993.(7)
10.8 Employment Agreement by and between the Registrant and Robert E. Peterson, dated April 1, 2001.
10.9 License Agreement by and between the Company and The Johns Hopkins University, dated December 31, 1980.

10.10 Technology Transfer,  Patent License and Supply Agreement by
      and between the Company, Pharmacia LKB Biotechnology Inc., Pharmacia P-L Biochemicals Inc. and E.I. du Pont de Nemours
      and Company, dated November 24, 1987.
10.11 Pharmaceutical  Use  Agreement,  by and  between the Company and Temple University, dated August 3, 1988.
10.12 Assignment  and  Research  Support  Agreement by and between the Company, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989.
10.13 Lease  Agreement  between the  Company and Red Gate  Limited
      Partnership,   dated  November  1,  1989,  relating  to  the
      Company's Rockville, Maryland facility.
10.14 Agreement  between the Company and  Bioclones  (Proprietary)
      Limited.
10.15 Amendment, dated August 3, 1995, to Agreement between the Company and Bioclones (Proprietary) Limited (contained in
      Exhibit 10.14).
10.16 Licensing Agreement with Core BioTech Corp.
10.17 Licensing Agreement with BioPro Corp.
10.18 Licensing Agreement with BioAegean Corp.
10.19 Agreement with Esteve.
10.20 Agreement with Accredo (formerly Gentiva) Health Services.
10.21 Agreement with Biovail Corporation International.
10.22 Forbearance  Agreement  dated March 11, 2003, by and between
      ISI, the American National Red Cross and the Company.(1)
10.23 Forbearance  Agreement  dated March 11, 2003, by and between
      ISI, GP Strategies Corporation and the Company.(1)
10.24 Securities Purchase Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.(1)
10.25 Registration Rights Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.(1)
10.26 Securities Purchase Agreement, dated July 10, 2003, by and among the Company and the Buyers named therein.(4)
10.27 Registration Rights Agreement, dated July 10, 2003, by and among the Company and the Buyers named therein.(4)
10.28 Securities Purchase Agreement, dated October 29, 2003, by and among the Company and the Buyers named therein.(5)
10.29 Registration Rights Agreement, dated October 29, 2003, by and among the Company and the Buyers named therein.(5)
10.30 Securities Purchase Agreement, dated January 26, 2004, by and among the Company and the Buyers named therein.(6)
10.31 Registration Rights Agreement, dated January 26, 2004, by and among the Company and the Buyers named therein.(6)
10.32 Memorandum of Understanding with Fujisawa. (8)
10.33 Securities Purchase Agreement, dated July 30, 2004, by and among the Company and the Purchasers named therein.(9)
10.34 Registration Rights Agreement, dated July 30, 2004, by and among the Company and the Purchasers named therein. (9)
10.35 Agreement for services of R. Douglas Hulse, (11)
10.36 Amended and Restated Employment  Agreement of Dr. William A.
      Carter. (10)
10.37 Engagement Agreement with Dr. William A. Carter. (10)
10.38 Amended and restated employment  agreement of Dr. William A.
      Carter (11)
10.39 Amended and restated  engagement  agreement with Dr. William
      A. Carter (11)
10.40 Amended and  restated  engagement  agreement  with Robert E.
      Peterson (11)
10.41 Engagement Agreement with Ransom W. Etheridge (11)
10.42 Change in control agreement with Dr. William A. Carter (11)
10.43 Change in control agreement with Dr. William A. Carter (11)
10.44 Change in control agreement with Robert E. Peterson (11)
10.45 Change in control agreement with Ransom Etheridge (11)

21   Subsidiaries of the Registrant.
23.1 BDO Seidman, LLP consent.(11)
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.(11)
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.(11)
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.(11
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.(11)

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

(9) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) dated August 6, 2004 and is hereby incorporated by reference.

(10) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) dated September 15, 2004 and is hereby incorporated by reference.

(11)     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By: /s/ William A. Carter
    ---------------------------------------------
        William A. Carter, M.D.
        Chief Executive Officer

March 11, 2005


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


/s/ William A. Carter William A. Carter,      Chairman of the Board, Chief Executive
----------------------
M.D.                                          Officer and Director                        March 11, 2005
/s/ Richard Piani    Richard Piani            Director                                    March 11, 2005
---------------------
/s/ Robert E. Peterson                        Chief Financial Officer                     March 11, 2005
----------------------
Robert E. Peterson

/s/ Ransom Etheridge  Ransom Etheridge        Secretary And Director                      March 11, 2005
----------------------


/s/ William Mitchell William Mitchell,        Director                                    March 11, 2005
---------------------
M.D., Ph.D.

/s/ Iraj E. Kiani                             Director                                    March 11, 2005
-----------------
Iraj E. Kiani, Ph.D.


        HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES
        Index to Consolidated Financial Statements


                                      Page

  Report of Independent Registered Certified,
  Public Accounting Firm. . . . . . . . . . . . . . . . . . .   F-2

  Consolidated Balance Sheets at December 31, 2003 and 2004. .  F-3

  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2004. . . . . . . F-4

  Consolidated Statements of Changes in Stockholders' Equity
  and Comprehensive (Loss) for each of the years
  in the three-year period ended December 31, 2004  . . . . . . F-5


  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004 . . . . . . .F-6


  Notes to Consolidated Financial Statements . . . . . . . . .  F-8

Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Hemispherx Biopharma, Inc.


          We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 2003 and 2004 the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 2003 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hemispherx Biopharma, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 4, 2004 expressed an unqualified opinion thereon.



/s/ BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
February 4, 2005

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2003 and 2004
                                 (in thousands)

                                                                               2003                2004
                                                                               ----                ----
                                 ASSETS
Current assets:
 Cash and cash equivalents                                                        $ 3,764             $8,813
 Short term investments (Note 5)                                                    1,495              7,924
 Inventory (Note 3)                                                                 2,896              2,148
 Accounts and other receivables (Note 2)                                              282                139
 Prepaid expenses and other current assets                                            170                266

                                                                          ----------------    ---------------
         Total current assets                                                       8,607             19,290
                                                                          ----------------    ---------------

Property and equipment, net                                                            94              3,303
Patent and trademark rights, net                                                    1,027                908
Investment                                                                            408                 35
Deferred acquisition costs (Note 4)                                                 1,546                  -
Deferred financing costs                                                              393                319
Advance receivable (Note 7)                                                         1,300              1,300
Other assets                                                                           29                 17

                                                                          ----------------    ---------------
         Total assets                                                            $ 13,404           $ 25,172
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                  $  488              $ 526
 Accrued expenses (Note 6)                                                          1,119              1,012
 Current portion of long-term debt                                                      -              3,248
                                                                           ---------------    ---------------
 Total current liabilities                                                          1,607              4,786
                                                                          ----------------    ---------------

 Long-Term Debt-net of current portion (Note 7)                                     2,058                305

Commitments and contingencies
(Notes 10, 12, 13 and 15)

Redeemable common stock (Note 4)                                                      491                  -
Stockholders' equity (Note 8):
 Common stock                                                                          39                 50
 Additional paid-in capital                                                       123,054            158,024
 Accumulated other comprehensive income                                                 -                (10)
 Accumulated deficit                                                             (113,843)          (137,983)
 Treasury stock                                                                        (2)                  -

                                                                           ---------------   ----------------
 Total stockholders' equity                                                         9,248             20,081
                                                                          ----------------    ---------------

 Total liabilities and stockholders' equity                                      $ 13,404            $25,172
                                                                                 ========            =======

See accompanying notes to consolidated financial statements.

             HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations For each of the years in the three-year period ended December 31, 2004
                (in thousands, except share and per share data)

                                                                                   Years ended December 31,
                                                                                -----------------------------
                                                                      2002                2003                 2004
                                                                      ----                ----                 ----
Revenues:
Sales of product net                                                  $ -           $            509        $       1,050
Clinical treatment programs                                                  341                 148                  179
License fee income                                                           563                   -                    -
                                                                -----------------   -----------------    -----------------

Total Revenues:                                                              904                 657                1,229

Costs and expenses:
Production/cost of goods sold                                                  -                 502                2,112
Research and development                                                   4,946               3,150                3,842
General and administrative                                                 2,015               4,257                6,164
                                                                -----------------   -----------------    -----------------

Total costs and expenses                                                   6,961               7,909               12,118

Equity loss and write off of  investments in unconsolidated
affiliates (Note 2c)
                                                                          (1,470)                  -                (373)
Interest and other income                                                    103                  80                   49
Interest expense                                                                                (253)                (384)
Financing costs (Note 7)                                                                      (7,345)             (12,543)
                                                                -----------------   -----------------    -----------------

Net loss                                                               $ (7,424)          $ (14,770)           $ (24,140)
                                                                       =========          ==========           ==========

Basic and diluted loss per share                                         $ (.23)             $ (.42)             $ (.53)
                                                                         =======             =======             =======

Weighted average shares outstanding                                   32,085,776          35,234,526           45,177,862
                                                                      ==========          ==========           ==========


See accompanying notes to consolidated financial statements.


                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
 Consolidated Statements of Changes in Stockholders' Equity and Comprehensive (loss)
                          For each of the years in the
                             three-year period ended
                                December 31, 2004
                        (in thousands except share data)
                                         Common  Common     Additional  Accumulated                                    Total
                                         Stock   Stock .001 paid-in     other                      Treasury   Treasury stockholders
                                         Shares  Par Value  capital     Comprehensive  Accumulated stock      Stock    equity
                                         ------  ------     -------     Income (loss)  deficit     shares     ------   -----------
                                                                        -------------  -------     ------
Balance at December 31, 2001         32,575,986  $  33    $ 106,832       $   17      $ (91,649)  515,706    $ (4,470)   $ 10,763
Common stock  issued                     25,800      -           37            -              -         -            -         37
Treasury stock Purchased                      -      -            -            -              -    27,500         (50)        (50)
Stock issued in settlement
  of debt                                48,392      -          154           -              -         -            -         154
Stock and stock warrant
  compensation expense                        -      -          132           -              -         -            -         132
Net comprehensive (loss)                      -      -            -          18         (7,424)        -            -      (7,406)
                                       ---------  -----     ---------  -------------- -------   ---------    ---------  -----------
Balance at December 31, 2002          32,650,178    33      107,155          35        (99,073)   543,206      (4,520)      3,630
Debt conversion and
  interest payments                    4,334,916     4        6,741           -              -         -            -       6,745
Fair value ascribed to debenture
  beneficial conversion features and
  related warrants issued                     -      -        9,363           -              -         -            -       9,363
Warrants exercised                       790,745     1        1,234           -              -         -            -       1,235
Common stock issued in connection
  with ISI acquisition                 1,068,789     1        1,667           -              -         -            -       1,668
Reclassification of redeemable
  Common Stock in connection
  with ISI acquisition                        -      -         (491)          -              -         -            -        (491)
Treasury stock purchased                      -      -            -           -              -      43,000        (83)        (83)
Treasury Stock retired                  (339,543)    -       (4,272)          -              -    (339,543)     4,144        (128)
Conversion of minority interest
  of subsidiary into common stock        347,445     -          946           -              -          -           -         946
Stock issued in settlement of debt       215,047     -          474           -              -    (246,220)       457         931
Stock warrant compensation expense             -     -          237           -              -          -           -         237
Net comprehensive loss                         -     -            -         (35)        (14,770)        -           -     (14,805)
                                      ----------- -----   ----------   -------------  ---------  ---------    --------   ---------
Balance December 31, 2003             39,067,577    39      123,054           -        (113,843)       443          (2)     9,248
Treasury shares sold                           -     -            -           -              -        (443)          2          2
Shares issued for:
   Payment of accounts payable           127,243     -          382           -              -          -           -         382
   OID on convertible debt               158,104     -          465           -              -          -           -         465
   Purchase of building                  487,028     1        1,626           -              -          -           -       1,627
   Conversion of debt                  3,691,695     5        7,239           -              -          -           -       7,244
   Interest on convertible debt          170,524     -          430           -              -          -           -         430
   Private placement, net of
     issuance costs                    3,617,306     3        6,981           -              -          -           -       6,984
   Warrants exercised                  2,268,586     2        5,091           -              -          -           -       5,093
Stock Issued with convertible debt        43,703     -        8,540           -              -          -           -       8,540
Conversion price adjustment                    -     -        1,038           -              -          -           -       1,038
Reclassification of redeemable
   Common Stock in connection
   with ISI acquisition                        -     -          491           -              -          -           -         491
Options and warrants issued for services       -     -        2,000           -              -          -           -       2,000
Adjustment in accordance with EITF 00-19       -     -          687           -              -          -           -         687
net comprehensive loss                         -     -           -          (10)         (24,140)       -           -     (24,150)
                                        --------- -----   ----------      ------     -----------  ---------    --------  --------
Balance December 31, 2004             49,631,766 $  50    $ 158,024     $   (10)      $ (137,983)       -        $  -    $ 20,081
                                       ========== =====   =========       ======     ===========  =========    ========  ========

              See accompanying notes to consolidated financial statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash
              Flows for each of the years in the three-year period
                             ended December 31, 2004
                                 (in thousands)

                                                                   Years ended December 31,
                                                       --------------------------------------------------
                                                           2002               2003              2004
                                                           ----               ----              ----
Cash flows from operating activities:
 Net loss                                                $(7,424)          $(14,770)         $(24,140)

Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation of property and
   Equipment                                                  91                 80               113
 Amortization of patent and
   Trademark rights                                          206                122               327
 Amortization of deferred
   Financing costs                                             -              7,345             12,543
 Equity loss and write off of
   Investments in unconsolidated
   Affiliates                                              1,470                 -                 373
 Stock option and warrant
   Compensation and service
   Expense                                                   132                237              2,000
Inventory reserve                                              -                  -                225
Changes in assets and liabilities:
 Inventory                                                     -             (1,429)               523
 Accounts and other receivables                           (1,293)             1,225                143
 Prepaid expenses and other
   Current assets                                            104                (98)               (96)
 Accounts payable                                            (67)              (298)               420
 Accrued expenses                                            385                558                323
 Other assets                                                (13)                 6                  6
                                                       --------------    ---------------     ---------------

 Net cash used in operating
   Activities                                             (6,409)            (7,022)            (7,240)
                                                       --------------    ---------------     ---------------

Cash flows from investing activities:
 Purchase of property and
   Equipment, net                                                -               (19)             (150)
 Additions to patent and trademark
   Rights                                                     (176)             (154)             (208)
 Maturity of short term
   Investments                                               5,293               520              1,496
 Purchase of short term
   Investments                                                (520)           (1,496)            (7,934)
 Deferred acquisition costs                                      -              (638)                 -
                                                       --------------    ---------------     ---------------
 Net cash (used in) provided by
   Investing Activities                                      4,597            (1,787)            (6,796)
                                                       --------------    ---------------     ---------------


                                   (CONTINUED)

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                 (in thousands)

                                                                   Years ended December 31,
                                                       ---------------------------------------------------
                                                           2002               2003              2004
                                                          ----               ----              ----
Cash flows from financing activities:
                                                           $ 65                $ -              $  -
 Proceeds from issuance of common
   stock,net                                                  -                  -             6,984
 Deferred financing costs                                     -               (835)             (542)
 Proceeds from issuance of
   Preferred stock Certificates of
   Subsidiary                                               946                  -                 -
 Proceeds from long-term borrowing                            -             11,300             7,550
 Advance receivable                                           -             (1,300)                -
 Proceeds from exercise of stock
   Warrants                                                   -              1,235             5,093
 Purchase of treasury stock                                 (50)               (83)                -
                                                       --------------    ---------------    --------------
 Net cash provided by financing
   Activities                                               961             10,317            19,085
                                                       --------------    ---------------    --------------
 Net increase (decrease) in cash
   and cash equivalents                                    (851)             1,508             5,049

Cash and cash equivalents at beginning of year            3,107              2,256             3,764
                                                       --------------    ---------------    --------------

Cash and cash equivalents  at end of year                $2,256             $3,764            $8,813
                                                         ======             ======            ======

Supplemental disclosures of cash flow information:
Issuance of common stock for
accounts payable and accrued
expenses                                                  $ 154              $ 931             $ 382
                                                          =====              =====             =====

Issuance of Common Stock for
Acquisition of ISI assets
deferred acquisition  costs
Stock Options and Warrants                                                  $1,668            $1,626
                                                                             =====             =====
Issued for Compensation                                     $132              $237            $2,000
                                                            ====              ====            ======

Issuance of Common Stock for
Debt Conversion Interest
Payments and debt payments                                    -             $6,741            $7,669
                                                                            ======             =====
Common Stock Issued for
Conversion of Minority Interest
in Subsidiary                                                 -               $946                -
                                                                            ======

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

Hemispherx Biopharma, Inc. and subsidiaries (the Company) is a pharmaceutical company using nucleic acid technologies to develop therapeutic products for the treatment of viral diseases and certain cancers. The Company's drug technology uses specially configured ribonucleic acid (RNA). The Company's double-stranded RNA drug product, trademarked Ampligen(R), is in human clinical development for various therapeutic indications. The potential efficacy and safety of Ampligen(R) is being evaluated clinically for three anti-viral indications: myalgic encephalomyelitis, also known as chronic fatigue syndrome ("ME/CFS"), human immunodeficiency virus ("HIV") associated disorders, and chronic hepatitis C ("HVC") virus infection. The Company also has clinical experience with Ampligen(R) used in treating patients with certain cancers including renal cell carcinoma (kidney cancer) and metastatic malignant melanoma. The Company has other compounds to be evaluated.

         On March 11, 2003, we acquired from Interferon Sciences, Inc. ("ISI") ISI's inventory of ALFERON N INJECTIONS(R), a pharmaceutical product used for the treatment of certain types of genital warts, and a limited license for the production, manufacturing, use, marketing and sale of this product.


The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash equivalents consist of money market certificates and overnight repurchase agreements collateralized by money market securities with original maturities of less than three months, with both a cost and fair value of $3,764,000 and $8,813,000 at December 31, 2003 and 2004, respectively.

(b) Short-term Investments

Investments with original maturities of more than three months and marketable equity securities are considered available for sale. The investments classified as available for sale include debt securities and equity securities carried at estimated fair value of $1,495,000 and $7,924,000 at December 31, 2003 and 2004 respectively. The unrealized gains and losses are recorded as a component of shareholders' equity.

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

Investments include an initial equity investment of $290,625 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of Company common stock from the treasury. On October 12, 2000, the Company issued an additional 50,000 shares of its common stock and on March 7, 2001 the Company issued 12,000 more shares of its common stock from the treasury to Chronix for an aggregate equity investment of $700,000. The percentage ownership in Chronix is approximately 5.4% and is accounted for under the cost method of accounting. During the quarters ended December 31, 2002 and September 30, 2004, we recorded non cash charges of $292,000 and $373,000, respectively with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on its then proposed investment offerings.


(d) Property and Equipment                           (000 omitted)
                                                      December 31,
                                                      -------------
                                                    2003        2004
                                                   -------   ----------
       Land and buildings                          $    -     $  3,316
       Furniture, fixtures, and equipment             779          786
       Leasehold improvements                          85   85
                                                   -------   ----------
       Total property and equipment                   864        4,187
       Less accumulated depreciation                  770          884
                                                   -------   ----------
       Property and equipment, net               $     94     $  3,303
                                                   =======   ==========

Property and equipment consists of land, building, furniture, fixtures, office equipment, and leasehold improvements and is recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years. Depreciation and amortization expense was $91,000, $80,000 and $113,000 for 2002, 2003 and 2004, respectively. In 2002, fully depreciated equipment in the amount of $418,000 and fully depreciated leasehold improvements in Europe in the amount of $12,000 were written-off due to the closing of European offices.

(e) Patent and Trademark Rights

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight line method over the established useful life of 17 years. The Company reviews its patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash flow basis to support the realizability of its respective capitalized cost. Management's review addresses whether each patent continues to fit into the Company's strategic business plans. During the years ended December 31, 2002, 2003 and 2004, the Company decided not to pursue the technology in certain countries for strategic reasons and recorded charges of $5,000, $5,000 and $223,000 respectively. Amortization expense was $201,000, $122,000 and $104,000 in 2002, 2003 and 2004, respectively. The accumulated amortization as of December 31, 2003 and 2004 is $2,150,000 and $1,807,000, respectively.

As of December 31, 2004, the weighted average remaining life of the patents and trademarks was 8.7 years. Amortization of patents and trademarks for each of the next five years is as follows: 2005 - $87,000, 2006 - $87,000, 2007 - $86,000,
2008 - $86,000 and 2009 - $86,000.

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

We executed a Memorandum of Understanding (MOU) in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The MOU required us to file the full report on the results of our AMP 516 Clinical Trial with Fuji by May 31, 2004. If the full report was not provided to Fuji by May 31, 2004 and Fuji did not wish to exercise its option, we would have been required to refund one half of the 400,000 Euro fee. We submitted our initial report to Fuji on May 28, 2004 and responded to subsequent inquiries for additional information. The option period ends 12 weeks after the later of Fuji's review of the full report on the results of our Amp 516 clinical trial and Fuji's meeting with three of the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we did not provide them with the full report by December 31, 2004 and Fuji did not wish to exercise its option, we would be required to refund the entire fee. On November 9, 2004, we and Fuji terminated the MOU by mutual agreement. We did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome
(CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, we have determined to follow a decentralized filing procedure which was not anticipated in the MOU. We believe that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties we refunded 200,000 Euros to Fuji. We have recorded the remaining 200,000 Euros as an accrued liability as of December 31, 2004. We are currently holding the 200,000 Euros pending further developments in accordance with the mutually agreed upon termination with Fuji.

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

(l) Recent Accounting Standard and Pronouncements:


         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB
123R), Shared-Based Payment. FASB 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value. The Corporation is required to adopt the provisions of FASB 123R effective as of the beginning of its third quarter in 2005. FASB 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Corporation is currently evaluating the financial impact, including the available alternative of adoption of FASB 123R.


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

The weighted average assumptions used for the years presented are as follows:

                                                                            December 31,
                                                                   2002             2003              2004
                                                                   ----             ----              ----
Risk-free interest rate    5.23%                                  5.23%      2.25 - 3.4%
Expected dividend yield    -                                        -                -
Expected lives                                                  2.5 yrs          2.5 yrs              5-10 yrs
Expected volatility        63.17%                                98.07%     68.92-71.16%

Had compensation cost for the Company's option plan been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the years ended December 31, 2002, 2003, and 2004 would have been as follows:

                    (In Thousands except for per share data)

For the years ended December 31,     2002             2003        2004
--------------------------------
                                    ------         ------      -------
  Net (loss)as reported            $(7,424)     $ (14,770)    $  (24,140)


  Add: Stock based compensation
  included in net loss as reported,
  net of related tax effects         -               -            1,769

  Deduct: Stock based compensation
  determined under fair value based
  method for all awards, net of
  related tax effects               (1,085)        (1,825)         (638)
                                    --------   -----------    ----------


  Pro forma - net loss             $(8,509)      $ (16,594)    $ (23,009)
                                   =========   ============  ============

  Basic and diluted loss
  per share - as reported           $(.23)         $ (.42)       $ (.53)
                                    ========   ============  ===========

  Basic and diluted loss
  per share - pro forma             $(.27)         $ (.47)        $ (.51)
                                    ========   ============  ===========


For stock warrants granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that value is more reliably measurable than the fair value of the consideration or service received. The Company amortizes such cost over the related period of service.

The exercise price of all stock warrants granted was equal to or greater than the fair market value of the underlying common stock as defined by APB 25 on the date of the grant.

(0)  Accounts Receivable

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral on its receivables. The Company's receivables primarily consist of amounts due from the wholesale drug companies as of December 31, 2004.

(3)    Inventories

The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Inventories consist of the following:
                                                     December 31,
                                                 2003             2004
                                                -----             -----
Raw materials and work in process              $1,729           $ 1,711

Finished goods, net of reserves of $225,000
at December 31, 2004                            1,167               437
                                               ------             ------
                                               $2,896            $2,148
                                               ======             ======


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

On May 30, 2003, we issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we registered the foregoing shares for public sale. We guaranteed the market value all but 62,500 of these shares to be $1.59 per share. As a result at December 31, 2003 the guaranteed value of these shares ($491,000), which had not been sold by these two creditors, were reclassified to redeemable common stock. At December 31, 2004 all shares had been sold by these two creditors and the redeemable common stock was reclassed to equity.

On November 6, 2003 we acquired and subsequently paid, the outstanding ISI property tax lien certificates in the aggregate amount of $457,000 from certain investors. These tax liens were issued for property taxes and utilities due for 2000, 2001 and 2002.

In March 2004, we issued 487,028 shares to ISI to complete the acquisition of the balance of ISI's rights to market its product as well its production facility in New Brunswick, New Jersey. ISI has sold all of its shares. The aggregated cost of the land and buildings was approximately $3,316,000. The cost of the land and buildings was allocated as follows:

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

The following table represents the Unaudited pro forma results of operations as though the ISI acquisitions had occurred on January 1, 2003.

                                 Year Ended December 31, 2003
                               (in thousands except for share data)

Net revenues                                        $  899
Expenses                                           (16,215)
5787:

Net Loss                                          $(15,316)
                                                   ========

Basic and diluted loss per share                     $(.43)
                                                    ------

Weighted average shares outstanding             35,326,594
                                               ===========
--------------------------------------------------------------

(5) Short-term investments:

Securities classified as available for sale at December 31, 2003 consisted of General Motors commercial paper with a cost approximating its market value of $1,495,000 and matures in April and May 2004, and at December 31, 2004 consisted of General Motors and Ford Motor commercial paper with a market value of $7,924,000 which was $10,000 less than its cost and matures in May 2005, January 2006 and February 2006 in the amount of $1,018,000, $3,222,000 and $3,684,000, respectively.

(6) Accrued Expenses

Accrued expenses at December 31, 2003 and 2004 consists of the following:

                                                   (000's omitted)
                                                     December 31,
                                                    --------------
                                                    2003      2004
                                                   -----      ------
Compensation . . . . . . . . . . . . . . . . .  $   366      $  385
Interest                                            158         112
Commissions and royalties                           100          47
Professional fees                                   126          50
Other expenses . . . . . . . . . .                  369         418
                                                 ------       -------
                                                 $ 1,119    $ 1,012
                                                 ======       =======

(7)    Debenture Financing

Long term debt consists of the following:

                                            (in thousands)
                                December           December
                                    31, 2003            31, 2004
                                   --------             --------

July 2003 Debenture                $ 2,334                $   -
October 2003 Debenture               4,257                2,072
January 2004 Debenture                   -                3,083
July 2004 Debenture                      -                2,000
                                   ---------            -------
Total                                6,591                7,155

Less Discounts                      (4,533)              (3,602)
                                    ------               ------
Balance                              2,058                3,553

Less Current Portion of long-term debt
(net of discounts of $3,239)           -                 (3,248)
                                    ------               -------

Total long-term debt               $ 2,058               $  305
                                   =======               ======


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

As of December 31, 2003, the investors had converted the total $5,426,000 principal of the March Debentures into 3,716,438 shares of our common stock. The total interest on these debentures was $111,711 of which $17,290 was paid in cash and $94,421 was paid by the issuance of shares of our common stock. The investor exercised all 743,288 warrants in July 2003 which produced proceeds in the amount of $1,248,724.

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

The July 2008 Warrants received by the investors, as amended, were an aggregate of 507,102 shares of common stock at a price of $2.46 per share. The amended Warrants resulted in an additional debt discount of approximately $335,000 in 2004. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $1,247,470.

On June 25, 2003, we issued to each of the March 12, 2003 Debenture holders warrants to acquire at any time through June 25, 2008 an aggregate of 1,000,000 shares of common stock at a price of $2.40 per share (the "June 2008 Warrants"). These warrants were issued as incentive for the debenture holders to exercise prior warrant issuances. This issuance resulted in an additional debt discount to the March debentures of $2,640,000. Pursuant to our agreement with the Debenture holders, we have registered the shares issuable upon exercise of these June 2008 Warrants for public sale. These warrants were exercised in May 2004 and we received gross proceeds of $2,400,000.

As of December 31, 2004, the investors had converted the total $5,426,000 principal of the July Debentures into 2,870,900 shares of common stock.

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

The October 2008 Warrants, as amended, received by the investors were to acquire an aggregate of 410,134 shares of common stock at a price of $2.32 per share. The amended Warrants resulted in a reduction in debt discount of approximately $53,000 in 2004. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $951,510.

As of December 31, 2004, the investors had converted $2,071,178 principal amount of the Debenture into 1,025,336 shares of Common Stock.

On January 26, 2004, we issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "July 2009 Warrants") and 158,103 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate net proceeds of $3,695,000. The January 2004 Debentures mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Commencing July 26, 2004, we are required to start repaying the then outstanding principal amount under the January 2004 Debentures in monthly installments amortized over 18 months in cash or, at our option, in shares of common stock. After one installment payment of $111,111 in our common stock, one debenture holder exercised its right to waive further installment payments on their note. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due.

The January 2004 Debentures are convertible at the option of the investors at any time through January 31, 2006 into shares of our common stock. The conversion price under the January 2004 Debentures was fixed at $2.53 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that we do not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date. Upon completion of the August 2004 Private Placement (see Note 8), the conversion price was lowered to $2.08 per share. As of December 31, 2004, the remaining principal on these debentures was $3,083,073. The investors converted $139,150 principal amount of the January 2004 Debenture into 55,000 shares of common stock. In addition, installment payments of $777,777 were made to our investors amounting to 358,932 shares of our common stock.

There are two classes of July 2009 Warrants received by the Investors: Class A and Class B. The Class A warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $3.29 per share. The Class B warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $5.06 per share. On January 27, 2005, the exercise price of these July 2009 Class A and Class B Warrants will reset to the lesser of their respective exercise price then in effect or a price equal to the average of the daily price of the common stock between January 27, 2004 and January 26, 2005. The exercise price (and the reset price) under the July 2009 Warrants also is subject to similar adjustments for anti-dilution protection. Notwithstanding the foregoing, the exercise prices as reset or adjusted for anti-dilution, will in no event be less than $2.58 per share. Upon completion of the August 2004 Private Placement (see Note 8), the exercise price was lowered to $2.58 per share.

We also issued to the investors Additional Investment Rights pursuant to which the investors have the right to acquire up to an additional $2,000,000 principal amount of January 2004 Debentures (the July 2004 Debentures") from us. The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The investors exercised the Additional Investment Rights on July 13, 2004 and we received net proceeds of $1,860,000. Upon completion of the August 2004 Private Placement (see below), the conversion price was lowered to $2.08 per share. As of December 31, 2004, the Debenture holders had not converted any portion of this debenture.

Pursuant to the terms and conditions of all of the outstanding Debentures (collectively, the "Debentures"), we have pledged all of our assets, other than our intellectual property, as collateral, and we are subject to comply with certain financial and negative covenants.

On May 14, 2004, in consideration for the Debenture holders' exercise of all of the June 2008 Warrants, we issued to the holders warrants (the "May 2009 Warrants") to purchase an aggregate of 1,300,000 shares of our common stock. As a result the warrants were valued at $2,355,000 which was recorded as additional debt discounts. We issued 1,000,000 shares of common stock and received gross proceeds of $2,400,000 from the exercise of the June 2008 Warrants.

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

As discussed below, Section 713 of the American Stock Exchange ("AMEX") Company Guide provides that we must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of our outstanding common stock (the "Exchange Cap"). The Debentures (including the July 2004 Debentures) and Warrants have provisions that require us to pay cash in lieu of issuing shares upon conversion of the Debentures or exercise of the Warrants if we are prevented from issuing such shares because of the Exchange Cap. In May 2004, the Debenture holders agreed to amend the provisions of these Debentures and Warrants to limit the maximum amount of funds that the holders could receive in lieu of shares upon conversion of the Debentures and/or exercise of the Warrants in the event that the Exchange Cap was reached to 119.9% of the conversion price of the relevant Debentures and 19.9% of the relevant Warrant exercise price. See below for the accounting effect on this matter.

As of December 31, 2004, the investors have converted $13,062,329 principal amount of debt from the Debentures issued in March, July and October 2003 and January 2004 into 8,026,606 shares of our common stock. $777,777 of principal was repaid with the issuance of 358,932 shares of stock. The March and July

Debentures have been fully converted. The remaining principal balance on the outstanding Debentures is convertible into shares of our stock at the option of the investors at any time, through the maturity date. In addition, we have paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through December 31, 2004 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of December 31, 2004. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the private debenture placements in July and October 2003 and in January, May and July 2004, we paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the two Debenture holders and issued to Cardinal the following common stock purchase warrants: (i) 112,500 exercisable at $2.57 per share; (ii) 87,500 exercisable at $2.42 per share; and (iii) 100,000 exercisable at $3.04 per share. The $2.57 warrants expire on July 10, 2008, the $2.42 warrants expire on October 29, 2008 and the $3.04 warrants expire on January 5, 2009. With regard to the exercise of the June 2008 Warrants and issuance of the May 2009 Warrants, Cardinal received an investment banking fee of 7%, half in cash and half in shares. With regard to the exercise of the Additional Investment Rights, the July 2008 and October 2008 Warrants and issuance of the July 2009 Warrants, Cardinal received an investment banking fee of 7%, 146,980 in cash and 22,703 in shares as well as 50,000 warrants exercisable at $4.07 expiring on July 12, 2009. By agreement with Cardinal, we have registered all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public sale and we have agreed to register the balance. As a result of all of the transactions discussed above, the Company recorded $1,430,000 as additional debt discounts.
Section 713 of the AMEX Company Guide provides that we must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of our outstanding common stock (the "Exchange Cap"). Taken separately, the July 2003, October 2003 and January 2004 Debenture transactions do not trigger Section 713. However, the AMEX took the position that the three transactions should be aggregated and, as such, stockholder approval was required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that we could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, we recorded on January 26, 2004, a redemption obligation of approximately $1,244,000. This liability represented the fair market value of the warrants and beneficial conversion feature related to the 1,299,000 shares.

In addition, in accordance with EITF 00-19, we revalued this redemption obligation associated with the beneficial conversion feature and warrants as of March 31, 2004. We recorded an additional redemption obligation and finance charge of $947,000 as a result of this revaluation. Upon stockholder approval, our redemption obligation was recorded as additional paid in capital as of the date approval was received.

The requisite stockholder approval was obtained at our Annual Meeting of Stockholders on June 23, 2004. In accordance with EITF 00-19, we revalued this redemption obligation associated with the beneficial conversion feature and warrants as of June 23, 2004. We recorded a reduction in the value of the redemption obligation and financing charge of $260,000 as a result of this revaluation. In addition, upon receiving the requisite stockholder approval, this redemption obligation was reclassified as additional paid in capital as of the date the approval was received or June 23, 2004.


On July 13, 2004, the Debenture holders exercised all of the July 2003 and October 2003 Warrants and the Additional Investment Rights amounting to approximately $4,198,980 in gross proceeds to the Company. We issued to these holders warrants (the "June 2009 Warrants") to purchase an aggregate of 1,300,000 shares of common stock. The issuance of these warrants resulted in an additional debt discount to the note of $1,320,000 as explained below and a financing charge of $2,351,000.

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

The March, July, October and January 2004 issuances of 6% Senior Convertible Debentures in the principal amounts of $5,426,000, $4,142,357 and $4,000,000 and $2,000,000 respectively and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. We recorded debt discounts of approximately $17.4 million which, in effect, reduced the carrying value of the debt to $3.6 million. For additional information refer to note 7 to our consolidated financial statements for year ended December 31, 2004.


As of December 31, 2004, the Company was in violation of one minor debt covenant contained within its debenture agreement. Subsequently, the we obtained a letter of waiver from the debenture holders with respect with this matter.

In connection with the Debenture agreements, we have outstanding letters of credit of $1 million as additional collateral.


(8) Stockholders' Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.01 per value preferred stock with such designations, rights and preferences as may be determined by the board of directors. There were no preferred shares issued and outstanding at December 31, 2003 and 2004.

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

As of December  31, 2003 and 2004,  39,067,134  and  49,631,766  shares,  net of shares held in the treasury, were outstanding, respectively.

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

(d) Private Placement

On August 5, 2004, the Company closed a private placement with select institutional investors of approximately 3,617,300 shares of its Common Stock and warrants to purchase an aggregate of up to approximately 1,085,200 shares of its Common Stock. Jefferies & Company, Inc. acted as Placement Agent for which it received a fee and Common Stock Purchase Warrants. The Company raised approximately $6,984,000 net proceeds from this private offering.

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


(e) Common Stock Options and Warrants

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:


                               2002                             2003                                 2004
                    --------------------------       --------------------------              --------------------
                                        Weighted                         Weighted                         Weighted
                                        Average                          Average                          Average
                             Option     Exercise              Option     Exercise              Option     Exercise
                             -------                          -------                          -------
                   Shares      Price    Price       Shares    Price      Price       Shares    Price      Price
                   ------      -----    ----------  ------    -----      ----------  ------    -----      -----
Outstanding,
beginning of
year               306,263   $1.06-4.34   $3.58     294,665   $1.06-4.34   $3.50     433,134   $1.06-4.34    $3.10

Granted               -          -          -       200,000     $2.75      $2.75        -

Canceled           (11,598)   $3.00-4.34   $3.71    (61,531)   $3.80-4.03   $3.97    (18,432)     $4.34       $4.34

Exercised             -          -          -          -          -          -          -          -           -
                                                       -                                -
Outstanding,
end of year        294,665   $1.06-4.34   $3.57     433,134   $1.06-4.34   $3.10     414,702   $2.71-4.03    $3.11
                   =======                          =======                          =======

Exercisable        252,746   $1.06-4.34   $3.50     433,134   $1.06-4.34   $3.10     414,702   $2.71-4.03    $3.11
                   =======                          =======                          =======

Weighted
average
remaining
contractual          3.68                             3.37                             8.24
                    =====                            =====                            =====
life (years)        years                            years                            years
                    =====                            =====                            =====

Exercised in
current and
prior years       (37,791)                         (37,791)                         (37,791)
                  ========                         ========                         ========

Available for
future grants      200,000                            -0-                             8,305
                   =======                            ===                             =====


The following table summarizes information about these options outstanding at December 31, 2004:

                                                       Exercise Price Range
                                      $2.71 - $2.75            $3.50              $4.03            Total
Outstanding Options:
Number Outstanding                     273,728                 54,974            86,000             414,702
Remaining contracted life years        9.0                     4.0               3.0                7.1
Weighted average exercise price        $2.74                   $3.50             $4.03              $3.1
Exercisable Options:
Number outstanding                     273,728                 54,974            86,000             414,702
Weighted average exercise price        $2.74                   $3.50             $4.03              $3.1

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

The Equity Incentive Plan effective May 1, 2004, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date.

The Equity Incentive Plan is administered by the Board of Directors. The Equity Incentive Plan provides for awards to be made to such officers, other key employees, non-employee directors, consultants and advisors of the Company and its subsidiaries as the Board may select.

Stock options awarded under the Equity Incentive Plan may be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than fair market value at the date of grant) as the Board may determine. The Board may provide for options to become immediately exercisable upon a "change in control," which is defined in the Equity Incentive Plan to occur upon any of the following events: (a) the acquisition by any person or group, as beneficial owner, of 20% or more of the outstanding shares or the voting power of the outstanding securities of the Company; (b) either a majority of the directors of Company at the annual stockholders meeting has been nominated other than by or at the direction of the incumbent directors of the Board, or the incumbent directors cease to constitute a majority of the Company's Board; (c) the Company's stockholders approve a merger or other business combination pursuant to which the outstanding common stock of the Company no longer represents more than 50% of the combined entity after the transaction; (d) the Company's shareholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of the Company's assets; or (e) any other event or circumstance determined by the Company's Board to affect control of the Company and designated by resolution of the Board as a change of control.

       Information regarding the options approved by the Board of Directors under the Equity Incentive Plan is summarized below:

                                                                    2004
                                   ----------------------------------------------------------------------
                                   ------------------------ ----------------------- ---------------------
                                                                                      Weighted Average
                                                                                          Exercise
                                           Shares               Option Price Price

Granted                                    633,080                $1.90-3.44               $2.56

Canceled                                      -                       -                      -

Exercised                                     -                       -                      -
                                              -

Outstanding end of year                    633,080                $1.90-3.44               $2.56
                                           =======

Exercisable                                538,432                $2.60-3.44               $2.68
                                           =======

Weighted  average remaining
contractual life (years)                  -10 years
                                          =========

Exercised in current year                     -
                                              =

Available for future grants               7,366,920
                                          =========

(ii) Stock warrants


Number of warrants exercisable into shares of common stock

                              2002                                 2003                                   2004
                    --------------------------            -------------------------                ------------------
                                          Weighted                             Weighted                              Weighted
                                          Average                              Average                               Average
                               Option     Exercise                  Option     Exercise                   Option     Exercise
                               -------                              -------                               -------
                   Shares        Price    Price         Shares      Price      Price          Shares      Price      Price
                   ------        -----    -----         ------      -----      ----------     ------      -----      -----

Outstanding                              0                                    0                                     0
beginning of
year              6,927,110    $1.75-16.0   $4.77      7,967,810    $1.75-16.0   $3.18      11,502,796    $1.74-16.0   $3.57

Granted           1,802,000    $2.00-6.00   $2.07      4,623,024    $1.68-2.57   $2.32      4,791,187     $2.58-4.20   $3.25

Canceled          (750,000)    $3.50-6.00   $3.72      (276,000)    $4.00-10.00  $6.54      (858,360)     $4.00-8.00   $5.34

Exercised       (11,300)       $1.75-7.50   $3.30      (812,038)    $1.68-1.75   $1.69     (2,268,586)    $1.74-3.50   $2.32
                --------                               ---------                           -----------

Outstanding                              0                                    0                                     0
end of year       7,967,810    $1.75-16.0   $3.18     11,502,796    $1.74-16.0   $3.57      13,167,037    $1.75-16.0   $3.46
                  =========                           ==========                            ==========

Exercisable       6,345,810    $1.75-16.00  $3.48      8,635,560    $1.74-16.00  $4.11      12,667,037    $1.75-16.00  $3.46
                  =========                            =========                            ==========

Weighted
average
remaining
contractual
life (years)     4.03 years                           4.04 years                            4.3 years
                 ==========                           ==========                            =========

Years
exercisable       2003-2008                            2004-2008                            2005-2009
                  =========                            =========                            =========

The following table summarizes information about stock warrants outstanding at December 31, 2004:

                                                   Exercise price range                                      Total
                                          $1.75-$5.00         $6.00-$9.00         $10.00-$16.00           $1.75-$16.00
                                  -------------------- ------------------- --------------------- ----------------------
Outstanding warrants
Number outstanding                         11,703,387             863,650               600,000             13,167,037
Weighted average remaining
contractual life(years)
                                                 4.00                2.22                  1.46                   4.30
Weighted average exercise price                 $2.85               $6.89                $12.33                  $3.46
Exercisable warrants
Number outstanding                         11,203,387             836,650               600,000             12,667,037
Weighted average exercise price                 $2.88               $6.89                $12.33                  $3.46

Certain of the stock warrants outstanding are subject to adjustments for stock splits and dividends.

Warrants issued to stockholders

At December 31, 2001 there were 232,160 warrants remaining. In 2002, 10,000 were converted to common stock. At December 31, 2002 and 2003 there were 222,160 warrants remaining. These warrants had an exercise price of $3.50 per share and expired in October 2004.

Other stock warrants

The Company has issued other stock warrants outstanding - totaling 13,167,037 which consists of the following:

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

In May 1995, the Company and certain officers, directors and shareholders entered into a standby finance agreement pursuant to which the parties agreed to provide an aggregate of $5,500,000 in financing to the Company during 1995 in the event that existing and additional financing was insufficient to cover the cash needs of the Company through December 31, 1996. In exchange, the Company issued warrants to purchase an aggregate of 2,750,000 shares of Common Stock at $1.75 per share to the parties. In 1999, 290,000, in 2000, 216,500, in 2001,
200,000,  2002,  1,300,  2003 35,000 and in 2004 205,000 of these  warrants were exercised, leaving a balance of these warrants of 1,210,200. These warrants expire June 30, 2005.

In the years 2001, 2002 and 2003, the Company issued 450,000, 25,000 and no warrants, respectively, exclusive of warrants issued in connection with the Company's 2003 Debenture issuances (see below), to investment banking firms for services performed on behalf of the Company. Accordingly, the Company recorded stock compensation of 637,000, 133,000 and none for the years 2001, 2002 and 2003, respectively. These warrants have various vesting dates and exercisable prices ranging from $4.00 to $16.00 per share. 1,193,800 warrants were outstanding at December 31, 2002. In 2003, 225,000 of these warrants expired leaving a balance of 968,800 warrants at December 31, 2003. In 2004, 193,800 of these warrants expired leaving a balance of 775,000 warrants at December 31, 2004. These warrants are exercisable in five years from the date of issuance.

In 2002, 2003 and 2004 the Company had non-public warrants outstanding of 3,701,650, 5,100,650, and 4,645,650 respectively. These warrants are exercisable at rates of $2.20 to $10.00 per share of common stock. The exercise price was equal to the fair market value of the stock on the date of grant. During 2003 the Company granted 1,450,000 warrants to employees with an exercise price of $2.20 for services performed and 51,000 warrants expired. During 2002, the Company granted 1,777,000 warrants to employees for services performed. These warrants have a weighted average exercise price of $2.07 per share, and have been included in the pro-forma loss calculation in note 2(n). 2,254,650 of the non-public warrants were outstanding at December 31, 2002. During 2002, none of these warrants were exercised and 750,000 expired. 3,701,650 of the non-public warrants were outstanding at December 31, 2002. At December 31, 2003, 5,100,650 warrants were outstanding. During 2004, 15,000 warrants were issued and 470,000 expired leaving a balance of 4,645,650 at December 31, 2004. During 2002 the Company also extended the expiration date of 322,000 of these warrants for a period of five years to now expire in the years ending 2007 and 2008. These stock warrants have exercise prices ranging from $3.50 to $4.00 In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, no compensation expense was recognized as the exercise price at the extension date exceeded the fair value of the underlying common stock.

 In 2003 the company issued warrants to acquire 3,173,024 shares in connection with the financing of the purchase of the assets of Interferon Sciences, Inc. During 2003, 777,038 of these warrants were exercised leaving a balance of 2,395,986 at December 31, 2003. During 2004, 4,776,187 shares were issued related to debt financing and 2,035,986 shares were exercised leaving a balance of 5,136,189 shares at December 31, 2004.

(e) Stock Repurchase

The Company's repurchases of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the excess of repurchase cost over reissuance price is treated as a reduction of "Additional paid-in capital." At December 31, 2003 there were 443 shares in the treasury. During 2003 most of the then existing treasury shares were either re-issued or retired. There was no Treasury Stock repurchased, re-issued or retired in 2004.

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

The following table presents revenues by country based on the location of the use of the product services.

                               (000's omitted)
                        2002        2003         2004
                        -----       ----        ----

United States           $237        $655        $1,225
Belgium                   74           2             4
Other                     30           -             -
                          --        ----        ------
                        $ 341      $ 657        $1,229
                       ======      =====        ======

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

The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the year ending December 31, 2002, 2003 and 2004 the Company incurred approximately $389,000, $395,000 and $220,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 2002, 2003 and 2004 the Company provided matching contributions to each employee for up to 6% of annual pay aggregating $38,000, $34,000 and $77,000 respectively.

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

On December 27, 2004, we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hostile takeover of Hemispherx. This conspiratorial group includes Bioclones. This legal action may adversely affect our relationship and collaborative agreement with Bioclones.


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

The Company has contractual agreements with two of its officers. The aggregate annual base compensation under these contractual agreements for 2002, 2003 and 2004 was $620,000, $637,000 and $761,000 respectively. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 2002 no performance bonuses were granted. In 2003 and 2004, bonuses of $266,100 and $165,300 respectively were granted. In 2002, certain officers were granted warrants and option to purchase 1,220,000 shares of common stock at $2.00 - $4.03 per share. In 2003, the Chief Executive Officer of the Company was granted warrants to purchase 1,450,000 shares of common stock at $2.20 per share. The Chief Executive Officer's employment agreement provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement. In 2004, the Chief Executive Officer of the Company was granted options to purchase 320,000 shares of common stock at $2.60 per share and $3.44 per share and the Chief Financial Officer of the Company was granted options to purchase 63,824 shares of common stock at $2.60 and $3.44 per share.

In order to facilitate the Company's need to obtain financing and prior to our shareholders approving an amendment to our corporate charter to merge the number of authorized shares, Dr. Carter, the Company's Chief Executive Officer, agreed to waive his right to exercise certain warrants and options unless and until our shareholder approved an increase in our authorized shares of Common Stock.

In October 2003, in recognition of this action as well as Dr. Carter's prior and on-going efforts relating to product development securing critically needed financing and the acquisition of a new product line, the Compensation Committee determined that Dr. Carter be awarded bonus compensation in 2003 consisting of $196,636 and a grant of 1,450,000 stock warrants for a value of $1,769,000 based on Black Scholes calculations with an exercise price of $2.20 per share. This additional compensation was reviewed by an independent valuation firm and found to be fair and reasonable within the context of total compensation paid to chief executive officers of comparable biotechnology companies. These warrants vest upon the earlier of the second ISI Asset closing or the filing by the Company with the U.S. Food and Drug Administration of a new drug application. Upon the occurrence of either of these events, the Company will expense the intrinsic value, if any, of the warrants.

(13) Leases

The Company has several noncancelable operating leases for the space in which its principal offices are located and certain office equipment.

Future minimum lease payments under
         noncancelable operating leases are as follows:
                                 (000's omitted)
               Year ending                             Operating
                December 31,                           leases
               -----------                            ---------


           2005. . . . . . . . . . . . . . . . . . . .       187
           2006. . . . . . . . . . . . . . . . . . . .       193
           2007. . . . . . . . . . . . . . . . . . . .        65
                                                      ----------
           Total minimum lease payments. . . . . . . .     $ 445
                                                      ==========

Rent expense charged to operations for the years ended December 31, 2002, 2003 and 2004 amounted to approximately $307,000, $266,000 and $269,000 respectively. The term of the lease for the Rockville, Maryland facility is through June, 2005 with an average rent of $8,000 per month, plus applicable taxes and charges. The term of the lease for the Philadelphia, Pennsylvania offices is through April, 2007 with an average rent of $15,000 per month, plus applicable taxes and charges.

(14) Income Taxes

As of December 31, 2004, the Company has approximately $88,000,000 of federal net operating loss carryforwards (expiring in the years 2005 through 2025) available to offset future federal taxable income. The Company also has approximately $24,000,000 of state net operating loss carryforwards (expiring in the years 2005 through 2009) available to offset future state taxable income. The utilization of certain state net operating loss carryforwards may be subject to annual limitations.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2003 and 2004.

The components of the net deferred tax asset of December 31, 2003 and 2004 consists of the following:

                                              (000,s omitted)
Deferred tax assets:                    2003                         2004
                                        ----                         ----
Net operating losses                  $24,700                      $29,863
Accrued Expenses and Other                 12                           41
Capitalized Research and
   development costs                    2,825                        2,664
                                      --------                      -----
                                       27,537                       32,568
Less: Valuation Allowance             (27,537)                     (32,568)
                                      --------                     --------
Balance                                 $ -0-                       $ -0-
                                        =====                       =====

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

         In June 2002, a former ME/CFS clinical trial patient and her husband filed a claim in the Superior Court of New Jersey, Middlesex County, against us, one of our clinical trial investigators and others alleging that she was harmed in the ME/CFS clinical trial as a result of negligence and breach of warranties. On June 25, 2004 all claims against us were dismissed with prejudice. The former ME/CFS clinical trial patient and her husband have now appealed the dismissal of their claims to the New Jersey Superior Court, Appellate Division, where the matter is now pending.

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

         In December, 2004 we filed a multicount complaint in federal court (Southern District of Florida) against a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hostile takeover of Hemispherx. The lawsuit alleges that the conspiratorial group commenced with a plan to seize control of our cash and proprietary assets by an illegal campaign to drive down our stock price and publish disparaging reports on our management and current fiduciaries. The lawsuit seeks monetary damages from each member of the conspiratorial group as well as injunctions preventing further recurrences of their misconduct. The conspiratorial group includes Bioclones, a privately held South African Biopharmaceutical company that collaborated with us, and Johannesburg Consolidated Investments, a South African corporation, Cyril Donninger, R. B. Kebble, H. C. Buitendag, Bart Goemaere, and John Doe(s).

         On January 10, 2005, we initiated a multicount lawsuit in the United States District Court for the Eastern District of Pennsylvania seeking injunctive relief and damages against a conspiratorial group, many of whom are foreign nationals or companies located outside the United States alleging that the conspiratorial group has engaged in secret meetings, market manipulations, fraudulent misrepresentations, utilization of foreign accounts and foreign secrecy laws all in furtherance of an illegal scheme to take over Hemispherx and enrich themselves at the expense of Hemispherx's public shareholders. On February 18, 2005 we filed an amended complaint in the same lawsuit joining Redlabs, USA, Inc. as a defendant with the existing defendants R.E.D. Laboratories, N.V./S.A., Bart Goemaere, Jan Goemaere, Dr. Kenny De Meirleir, Kenneth Schepmans, Johan Goossens, Lieven Vansacker and John Does.


(16) Related Party Transactions

We have employment agreements with certain of our executive officers and have granted such officers and directors of the Company options and warrants to purchase common stock of the Company, as discussed in Notes 2(n) and 9.

A director of the Company, is an attorney in private practice, who has rendered corporate legal services to us from time to time, for which he has received fees and options to purchase Company stock valued at $237,000 in 2002 using the Black Scholes pricing model and recorded as stock compensation expense. A Director of the Company, lives in Paris, France and assisted our European subsidiaries in their dealings with medical institutions and the European Medical Evaluation Authority. A Director of the Company assisted us in establishing clinical trial protocols as well as performs other scientific work for us from time to time. The services provided by these latter two Directors were terminated in September 2003. For these services, these Directors were paid an aggregate of $170,150 and $100,100 for the years ending December 31, 2002 and 2003 respectively.

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

We paid $33,450, $18,800 and $7,600 for the years ending December 31, 2002, 2003 and 2004, respectively to Carter Realty for the rent of property used at various times in years 2002, 2003 and 2004 by us. The property is owned by others and managed by Carter Realty. Carter Realty is owned by Robert Carter, the brother of William A. Carter.

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


                                               2004 (2)
                              ---------------------------------------------
                         First       Second      Third       Fourth
                        Quarter      Quarter     Quarter     Quarter     Total
                        -------      --------    -------     --------   -------
Revenues and license
fee income              $  308         $  331      $  258      $ 332   $ 1,229

Costs and expenses       4,409          2,526       2,972      2,211    12,118

Net loss                (8,042)        (5,956)     (7,007)    (3,135)  (24,140)
                        -------      --------     -------     --------  -------
Basic and diluted
   loss per share        $(.20)         $(.14)      $(.15)     $(.06)    $(.53)
                        -------      --------     -------     --------  -------

(2) During the first quarter 2004, the Company recorded stock compensation of $1,769,000 and during the third quarter 2004, the Company recorded stock compensation of $231,000.

                                                              Exhibit 31.1

      CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, William A. Carter, Chief Executive Officer of Hemispherx Biopharma, Inc. (the "Registrant"), certify that:


1. I have reviewed this annual report on Form 10-K of the Registrant;

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

4.                         The Registrant's  other  certifying  officer(s) and I
                           are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) for the Registrant and have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and


                      5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 16, 2005

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

                      1. I have reviewed this annual report on Form 10-K of the Registrant;

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

                      4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.                                    designed   such   internal   control  over
                                      financial   reporting,   or  caused   such
                                      internal control over financial  reporting
                                      to be designed under our  supervision,  to
                                      provide reasonable assurance regarding the
                                      reliability of financial reporting and the
                                      preparation  of financial  statements  for
                                      external   purposes  in  accordance   with
                                      generally accepted accounting principles;

c. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and


                      5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 16, 2005

                                            /s/ Robert E. Peterson
                                            ----------------------
                                            Robert Peterson
                                            Chief Financial Officer

                                                           Exhibit 32.1



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                                   /s/ William A. Carter
                                                  ---------------------------
                                                    William A. Carter, M.D.
                                                    Chief Executive Officer
                                                    March 11, 2005

                                                           Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                                    /s/ Robert E. Peterson
                                                    -------------------------
                                                    Robert Peterson
                                                    Chief Financial Officer
                                                    March 11, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Hemispherx Biopharma, Inc.
Philadelphia, Pennsylvania

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-119017) and Form S-8 (No. 333-57134 and 333-118903) of Hemispherx Biopharma, Inc. and subsidiaries of our reports dated February 4, 2005, relating to the consolidated financial statements, and the effectiveness of Hemispherx Biopharma, Inc. and subsidiaries internal control over financial reporting which appear in the Company's Annual Report on form 10-K.


/s/ BDO Seidman, LLP
-------------------------------
BDO Seidman, LLP

Philadelphia, Pennsylvania
March 14, 2005