Form 10-Q
period 2005-03-31
HEMISPHERX BIOPHARMA INC
filed 2005-05-10
CIK 946644

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

50,345,290 shares of common stock were issued and outstanding as of May 5, 2005.



                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                                              HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                            (in thousands)

                                                                             December 31,              March 31,
                                                                             ------------              ---------
                                                                                 2004                    2005
                                                                                 ----                    ----
                                 ASSETS
Current assets:
 Cash and cash equivalents                                                             $8,813                  $6,689
 Short term investments                                                                 7,924                   7,718
 Inventory, net (Note 4)                                                                2,148                   1,939
 Accounts and other receivables (Note 5)                                                  139                     139
 Prepaid expenses and other current assets                                                266                     304

                                                                                -------------           -------------
         Total current assets                                                          19,290                  16,789
                                                                                --------------          -------------

Property and equipment, net                                                             3,303                   3,343
Patent and trademark rights, net                                                          908                     866
Investment (Note 3)                                                                        35                      35
Deferred financing costs                                                                  319                     224
Advance receivable (Note 7)                                                             1,300                   1,300
Other assets                                                                               17                      17

                                                                                --------------         --------------
         Total assets                                                                $ 25,172                $ 22,574
                                                                                ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                       $ 526                   $ 485
 Accrued expenses (Note 5)                                                              1,012                     599
 Current portion of long-term debt, net                                                 3,248                   4,034
                                                                                                      ---------------
                                                                                --------------
 Total current liabilities                                                              4,786                   5,118
                                                                                --------------        ----------------

 Long-Term Debt-net of current portion (Note 7)                                           305                     181

Commitments and contingencies
(Notes 6, 7, 8 and 9)

Stockholders' equity (Note 8):
 Common stock                                                                              50                      50
 Additional paid-in capital                                                           158,024                 158,440
 Accumulated other comprehensive income                                                   (10)                   (177)
 Accumulated deficit                                                                 (137,983)               (141,038)


                                                                                --------------          --------------
 Total stockholders' equity                                                            20,081                  17,275
                                                                                --------------          --------------

 Total liabilities and stockholders' equity                                           $25,172                 $22,574
                                                                                ==============          =============


See accompanying notes to condensed consolidated financial statements.





                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                            (in thousands, except share and per share data)

                                                            Three months ended March 31,
                                                                      2004                2005
                                                                      ----                ----
Revenues:
Sales of product net                                                       $ 259               $  229
Clinical treatment programs                                                   49                   29

                                                                -----------------   -----------------

Total Revenues:                                                              308                  258

Costs and expenses:
Production/cost of goods sold                                                601                   98
Research and development                                                     964                1,268
General and administrative                                                 2,844                  982
                                                                -----------------   -----------------

Total costs and expenses                                                   4,409                2,348

Interest and other income                                                     11                  230
Interest expense                                                             (101)               (106)
Financing costs (Note 7)                                                   (3,851)             (1,089)
                                                                -----------------   -----------------


Net loss                                                                 $ (8,042)           $ (3,055)
                                                                =================   =================

Basic and diluted loss per share                                           $ (.20)             $ (.07)
                                                                          =======             =======

Weighted average shares outstanding                                    40,668,478          42,596,087
                                                                       ==========          ==========



See accompanying notes to consolidated financial statements.


                                                           HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                                                    Consolidated Statements of Changes in Stockholder Equity
                                                            For the Three Months Ended March 31, 2005
                                                              (in thousands, except per share data)

                                                                                 Additional Accumulated                Total
                                                                                            other
                                                                  Common stock   paid-in    Comprehensive  Accumulated Stockholders'
                                                                 ------------
                                                             Shares     Amount   capital    Income (Loss)  deficit     Equity
                                                           ----------  --------  --------  -------------  -----------  ------------
 Balance as of December 31, 2004                           49,631,766    $ 50  $ 158,024   $  (10)        $ (137,983)  $20,081

 Shares issued in payment of accounts payable and private
 placement                                                     68,599                (29)                                  (29)

 Shares issued for  debt payments                             216,040                333                                   333
 Shares issued for interest on convertible debt
                                                               63,026                112                                   112

 Net Loss                                                                                    (167)            (3,055)   (3,222)
                                                           -----------  -------  ---------  ------------  -----------  ------------
 Balance as of March 31, 2005                              49,979,431    $ 50  $ 158,440    $(177)        $ (141,038)  $17,275
                                                           -----------  -------  ---------  ------------  -----------  ------------


 See accompanying notes to financial statements



                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2004 and 2005
                                 (in thousands)

                                                                    2004                2005
                                                                    ----                ----
Cash flows from operating activities:
 Net loss                                                         $ (8,042)           $( 3,055)

Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation of property and
   Equipment                                                            23                  30
 Amortization of patent and
   Trademark rights                                                    134                  84
 Amortization of deferred
   Financing costs                                                   2,905               1,089
 Financing cost related to
   redemption obligation                                               946                   -
 Stock warrant compensation
   Expense                                                           1,769                   -
   Interest expense                                                      -                 112
Changes in assets and liabilities:
 Inventory                                                             111                 209
 Accounts and other receivables                                          2                   -
 Deferred revenue                                                      497                   -
 Prepaid expenses and other
   Current assets                                                       30                 (38)
 Accounts payable                                                       21                 (70)
 Accrued expenses                                                     (118)               (413)

                                                          ----------------    ----------------

 Net cash used in operating
   Activities                                                       (1,722)             (2,052)
                                                          ----------------    ----------------

Cash flows from investing activities:
 Purchase of land and building                                        (143)                  -
 Purchase of property and
   Equipment, net                                                        -                 (69)
 Additions to patent and trademark
   Rights                                                              (99)                (43)
 Maturity of short term
   Investments                                                       1,496               7,934
 Purchase of short term
   Investments                                                      (3,986)             (7,894)

                                                          ----------------    ----------------

 Net cash used in
   Investing Activities                                           $ (2,732)              $ (72)
                                                          ----------------    ----------------


                                   (CONTINUED)


                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 2004 and 2005

                                                                    (in thousands)
                                                               2004              2005
                                                               ----              ----
Cash flows from financing activities:
 Proceeds from long-term borrowing                                  4,000                 -
 Advance receivable                                                  (305)                -
 Proceeds from exercise of stock
   Warrants                                                           244                 -

                                                          ---------------    --------------
 Net cash provided by financing
   Activities                                                       3,939                 -
                                                          ---------------    --------------

 Net decrease in cash and cash
   equivalents                                                       (515)           (2,124)

Cash and cash equivalents at beginning of period
                                                                    3,764             8,813
                                                          ---------------    --------------

Cash and cash equivalents  at end of period
                                                                   $3,249            $6,689
                                                                   ======            ======

Supplemental disclosures of cash flow information:
Issuance of common stock for
accounts payable and accrued
expenses                                                             $ 85              $ 29
                                                                     ====              ====

Issuance of Common Stock for
Purchase of building                                              $ 1,626              $  -
                                                                  =======              ====
Issuance of Common Stock for
Debt Conversion Interest
Payments and debt payments                                         $3,641             $ 333
                                                                   ======             =====


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

These consolidated financial statements should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

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

The weighted average assumptions used for the period presented are as follows:

                                          March 31,
                                        2004        2005
Risk-free interest rate                     -         4.81%
Expected dividend yield                     -          -
Expected lives                              -       5 years
Expected volatility                         -        58.78%


Had compensation cost for the Company's option plans been determined, using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the Three months ended March 31, 2004 and 2005 would have been as follows:

                                           (In Thousands)
                                         Three Months Ended
                                              March 31,
                                            -----------
                                        2004         2005


Net (loss) as reported                $(8,042)     $(3,055)

Add: Stock based employee
compensation expense
Included in reported net loss           1,769           -

Deduct:
Total stock based employee
compensation determined
under fair value method
for all awards                           -            (27)
                                       -------      ------

Pro forma net loss                    $(6,273)     $(3,082)
                                       =======      =======

Basic and diluted loss
per share
As reported                             $(.20)       $(.07)
Pro forma                               $(.15)       $(.07)

Note 3: INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments include an equity investment of $35,000 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of the Company's common stock from the treasury. On October 12, 2000, the Company issued an additional 50,000 shares of its common stock and on March 7, 2001 the Company issued 12,000 more shares of its common stock from the treasury to Chronix for an aggregate equity investment of $700,000. The percentage ownership in Chronix is approximately 5.4% and is accounted for under the cost method of accounting. During the quarter ended December 31, 2002, we recorded a non-cash charge of $292,000 with respect to our investment in Chronix. The Company recorded an additional non-cash charge of $373,000 during the quarter ended September 30, 2004, due to evidence of a further decline in Chronix's market value. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on its then proposed investment offerings.

NOTE 4: INVENTORIES

The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Inventories consist of the following:

                                December 31, 2004    March 31, 2005
                                -----------------    --------------
Raw materials-work in process       $ 1,711,000      $1,711,000
Finished goods,
net of $225,000 reserve                 437,000         228,000
                                        -------        --------
                                    $ 2,148,000      $1,939,000
                                    ===========      ==========

The Company's reserve for potentially stale inventory as of March 31, 2005, totaled $225,000 for Alferon N finished goods that may not be sold prior to their 18 month shelf-life expiration. Also, the Company may consume some or all of this potentially stale inventory in its R&D efforts. The Company completed tests in 2004 to extend the product shelf life to 24 months. The Company filed its annual report with the FDA in December 2004 including documentation for the extension of shelf-life to 24 months. The Company plans to file with the FDA requesting approval to relabel 2,000 vials of Alferon N Injection(R) within finished goods. We anticipate a response from the FDA by the end of June 2005.

NOTE 5:  REVENUE AND LICENSING FEE INCOME

The Company executed a Memorandum of Understanding (MOU) in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The MOU required the Company to file the full report on the results of the Company's AMP 516 Clinical Trial with Fuji by May 31, 2004. If the full report was not provided to Fuji by May 31, 2004 and Fuji did not wish to exercise its option, The Company would have been required to refund one half of the 400,000 Euro fee. The Company submitted their initial report to Fuji on May 28, 2004 and responded to subsequent inquiries for additional information. The option period ends 12 weeks after the later of Fuji's review of the full report on the results of the Company's Amp 516 clinical trial and Fuji's meeting with three of the trial's principal investigators. The Company received an initial fee of 400,000 Euros (approximately $497,000 US). If the Company did not provide them with the full report by December 31, 2004 and Fuji did not wish to exercise its option, the Company would be required to refund the entire fee. On November 9, 2004, the Company and Fuji terminated the MOU by mutual agreement. The Company did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome (CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, the Company has determined to follow a decentralized filing procedure which was not anticipated in the MOU. The Company believes that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties the Company refunded 200,000 Euros to Fuji. The Company has recorded the remaining 200,000 Euros as an accrued liability as of December 31, 2004. The Company is currently holding the 200,000 Euros pending further developments in accordance with the mutually agreed upon termination with Fuji.

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

During the period ended March 31, 2005, the Company did not receive any grant monies from local, state and or Federal Agencies.

Revenue from the sale of Ampligen(R) under cost recovery clinical treatment protocols approved by the FDA is recognized when the treatment is provided to the patient.

Revenues from the sale of product are recognized when the product is shipped, as title is transferred to the customer. The Company has no other obligation associated with its products once shipment has occurred.

Note 6: ACQUISITION OF ASSETS OF INTERFERON SCIENCES, INC. ("ISI")

On March 11, 2003, the Company acquired from ISI, ISI's inventory of ALFERON N Injection(R) and a limited license for the production, manufacture, use, marketing and sale of this product. As partial consideration, the Company issued 487,028 shares of its common stock to ISI Pursuant to their agreements with ISI, the Company registered these shares for public sale and ISI has reported that it has sold all of these shares. The Company also agreed to pay ISI 6% of the net sales of ALFERON N Injection(R).

On March 11, 2003, the Company also entered into an agreement to purchase from ISI all of its rights to the product and other assets related to the product including, but not limited to, real estate and machinery. For these assets, the Company agreed to issue to ISI an additional 487,028 shares and to issue 314,465 shares and 267,296 shares, respectively to the American National Red Cross and GP Strategies Corporation, two creditors of ISI. The Company guaranteed the market value of all but 62,500 of these shares to be $1.59 per share on the termination date. As discussed below, the Company issued all of these shares and ISI, GP Strategies and the American National Red Cross have reported that they have sold all of their shares.

The Company also agreed to satisfy other liabilities of ISI which were past due and secured by a lien on ISI's real estate and to pay ISI 6% of the net sales of products containing natural alpha interferon.

On May 30, 2003, the Company issued the shares to GP Strategies and the American National Red Cross. Pursuant to our agreements with ISI and these two creditors, we registered the foregoing shares for public sale. The Company guaranteed the market value of all but 62,500 of these shares to be $1.59 per share. As a result at December 31, 2003 the guaranteed value of these shares ($491,000), which had not been sold by these two creditors, were reclassified to redeemable common stock. At December 31, 2004, all shares had been sold by these two creditors and the redeemable common stock was reclassed to equity.

On November 6, 2003, the Company acquired and subsequently paid, the outstanding ISI property tax lien certificates in the aggregate amount of $457,000 from certain investors. These tax liens were issued for property taxes and utilities due for 2000, 2001 and 2002.

In March 2004, the Company issued 487,028 shares to ISI to complete the acquisition of the balance of ISI's rights to market its product as well as its production facility in New Brunswick, New Jersey. ISI has sold all of its shares. The aggregated cost of the land and buildings was approximately $3,316,000. The cost of the land and buildings was allocated as follows:

                                    Land              $   423,000

                                    Buildings           2,893,000
                                                        ---------

                                    Total cost        $ 3,316,000
                                                      ===========

The Company accounted for these transactions as a Business Combination under SFAS No. 141 Accounting for Business Combinations.

Note 7: DEBENTURE FINANCING

Long term debt consists of the following:

                                                    (in thousands)
                                              December          March
                                              31, 2004         31, 2005
                                              --------         --------
October 2003 Debenture                         $2,072           $2,072
January 2004 Debenture                          3,083            2,750
July 2004 Debenture                             2,000            2,000
                                               -------          -------
Total                                           7,155            6,822

Less Discounts                                 (3,602)          (2,607)
                                               -------          -------
Balance                                         3,553            4,215

Less Current Portion of long-term debt
 (net of discounts of $3,239 and $2,454
  respectively)                                (3,248)          (4,034)
                                               -------           ------

Total long-term debt                            $ 305           $  181
                                               =======           ======




On July 10, 2003, the Company issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 (the "July 2003 Debentures") and an aggregate of 507,102 Warrants (the "July 2008 Warrants") to the same investors who purchased the March Debentures, in a private placement for aggregate proceeds of $4,650,000. Pursuant to the terms of the July 2003 Debentures, $1,550,000 of the proceeds from the sale of the July 2003 Debentures were to have been held back and released to the Company if, and only if, the Company acquired ISI's facility with in a set timeframe. These funds were released to the Company in October 2003 although the Company had not acquired ISI's facility at that time. The July 2003 Debentures mature on July 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.

The July 2003 Debentures are convertible at the option of the investors at any time through July 31, 2005 into shares of the Company's common stock. The conversion price under the July 2003 Debentures was fixed at $2.14 per share; however, as part of the subsequent debenture placement closed on October 29, 2003 (see below), the conversion price under the July 2003 Debentures was lowered to $1.89 per share. The conversion price is subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company does not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date.

The July 2008 Warrants received by the investors, as amended, were an aggregate of 507,102 shares of common stock at a price of $2.46 per share. The amended Warrants resulted in an additional debt discount of approximately $335,000 in 2004. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $1,247,470.

On June 25, 2003, the Company issued to each of the March 12, 2003 Debenture holders warrants to acquire at any time through June 25, 2008 an aggregate of 1,000,000 shares of common stock at a price of $2.40 per share (the "June 2008 Warrants"). These warrants were issued as incentive for the debenture holders to exercise prior warrant issuances. This issuance resulted in an additional debt discount to the March debentures of $2,640,000. Pursuant to the Company's agreement with the Debenture holders, the Company has registered the shares issuable upon exercise of these June 2008 Warrants for public sale. These warrants were exercised in May 2004 and the Company received gross proceeds of $2,400,000.

As of December 31, 2004, the investors had converted the total $5,426,000 principal of the July Debentures into 2,870,900 shares of common stock.

On October 29, 2003, the Company issued an aggregate of $4,142,357 in principal amount of 6% Senior Convertible Debentures due October 31, 2005 (the "October 2003 Debentures") and an aggregate of 410,134 Warrants (the "October 2008 Warrants") in a private placement for aggregate gross proceeds of $3,550,000. Pursuant to the terms of the October 2003 Debentures, $1,550,000 of the proceeds from the sale of the October 2003 Debentures were held back and were to be released to the Company if, and only if, the Company acquired ISI's facility within 90 days of January 26, 2004 and provide a mortgage on the facility as further security for the October 2003 Debentures. In March 2004, the Company acquired the facility and the Company subsequently provided the mortgage of the facility to the Debenture holders. The October 2003 Debentures mature on October 31, 2005 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.

Upon completing the sale of the October 2003 Debentures, the Company received $3,275,000 in net proceeds consisting of $1,725,000 from the October 2003 Debentures and $1,550,000 that had been withheld from the July 2003 Debentures. As noted above, pursuant to the terms of the October 2003 Debentures, $1,550,000 of the proceeds from the sale of the October 2003 Debentures had been held back. However, these proceeds were released to the Company in April 2004. As required by the Debentures, the Company has provided a mortgage on the ISI facility as further security for the Debentures.

The October 2003 Debentures are convertible at the option of the investors at any time through October 31, 2005 into shares of our common stock. The conversion price under the October 2003 Debentures is fixed at $2.02 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company does not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date.

The October 2008 Warrants, as amended, received by the investors were to acquire an aggregate of 410,134 shares of common stock at a price of $2.32 per share. The amended Warrants resulted in a reduction in debt discount of approximately $53,000 in 2004. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $951,510.

As of March 31, 2005, the investors had converted $2,071,178 principal amount of the Debenture into 1,025,336 shares of Common Stock.

On January 26, 2004, the Company issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "July 2009 Warrants") and 158,103 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate net proceeds of $3,695,000. The January 2004 Debentures mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Commencing July 26, 2004, the Company is required to start repaying the then outstanding principal amount under the January 2004 Debentures in monthly installments amortized over 18 months in cash or, at our option, in shares of common stock. After one installment payment of $111,111 in our common stock, one debenture holder exercised its right to waive further installment payments on their note. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due.

The January 2004 Debentures are convertible at the option of the investors at any time through January 31, 2006 into shares of the Company's common stock. The conversion price under the January 2004 Debentures was fixed at $2.53 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company does not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date. Upon completion of the August 2004 Private Placement, the conversion price was lowered to $2.08 per share. As of March 31, 2005, the remaining principal on these debentures was $2,749,740. The investors converted $139,150 principal amount of the January 2004 Debenture into 55,000 shares of common stock. In addition, installment payments of $1,111,110 were made to the Company's investors amounting to 574,971 shares of the Company's common stock.

There are two classes of July 2009 Warrants received by the Investors: Class A and Class B. The Class A warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $3.29 per share. The Class B warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $5.06 per share. On January 27, 2004, the exercise price of these July 2009 Class A and Class B Warrants were reset to the lesser of their respective exercise price then in effect or a price equal to the average of the daily price of the common stock between January 27, 2004 and January 26, 2005. The exercise price (and the reset price) under the July 2009 Warrants also is subject to similar adjustments for anti-dilution protection. Notwithstanding the foregoing, the exercise prices as reset or adjusted for anti-dilution, will in no event be less than $2.58 per share. Upon completion of the August 2004 Private Placement, the exercise price was lowered to $2.58 per share.

The Company also issued to the investors Additional Investment Rights pursuant to which the investors have the right to acquire up to an additional $2,000,000 principal amount of January 2004 Debentures (the July 2004 Debentures") from us. The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The investors exercised the Additional Investment Rights on July 13, 2004 and the Company received net proceeds of $1,860,000. Upon completion of the August 2004 Private Placement (see below), the conversion price was lowered to $2.08 per share. As of March 31, 2005, the Debenture holders had not converted any portion of this debenture.

On May 14, 2004, in consideration for the Debenture holders' exercise of all of the June 2008 Warrants, the Company issued to the holders warrants (the "May 2009 Warrants") to purchase an aggregate of 1,300,000 shares of the Company's common stock. As a result the warrants were valued at $2,355,000 which was recorded as additional debt discounts. The Company issued 1,000,000 shares of common stock and received gross proceeds of $2,400,000 from the exercise of the June 2008 Warrants.

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

The Company entered into Registration Rights Agreements with the investors in connection with the issuance of (i) the Debentures; (ii) the June 2008, July 2008, October 2008, July 2009, and May 2009 Warrants (collectively, the "Warrants"); and (iii) the shares issued in January 2004. Pursuant to the Registration Rights Agreements the Company has registered on behalf of the investors the shares issued to them in January 2004 and 135% of the shares issuable upon conversion of the Debentures and upon exercise of all of the Warrants. If, subject to certain exceptions, sales of all shares so registered cannot be made pursuant to the registration statements, then the Company will be required to pay to the investors their pro rata share of $.00067 times the outstanding principal amount of the relevant Debentures for each day the above condition exists.

As discussed below, Section 713 of the American Stock Exchange ("AMEX") Company Guide provides that the Company must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of our outstanding common stock (the "Exchange Cap"). The Debentures (including the July 2004 Debentures) and Warrants have provisions that require us to pay cash in lieu of issuing shares upon conversion of the Debentures or exercise of the Warrants if the Company is prevented from issuing such shares because of the Exchange Cap. In May 2004, the Debenture holders agreed to amend the provisions of these Debentures and Warrants to limit the maximum amount of funds that the holders could receive in lieu of shares upon conversion of the Debentures and/or exercise of the Warrants in the event that the Exchange Cap was reached to 119.9% of the conversion price of the relevant Debentures and 19.9% of the relevant Warrant exercise price. See below for the accounting effect on this matter.

As of March 31, 2005, the investors have converted $13,062,328 principal amount of debt from the Debentures issued in March, July and October 2003 and January 2004 into 7,667,674 shares of our common stock. $1,111,110 of principal was repaid with the issuance of 574,971 shares of stock. The March and July
Debentures have been fully converted. The remaining principal balance on the outstanding Debentures is convertible into shares of our stock at the option of the investors at any time, through the maturity date. In addition, the Company has paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through March 31, 2005 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of March 31, 2005. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the private debenture placements in July and October 2003 and in January, May and July 2004, the Company paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the two Debenture holders and issued to Cardinal the following warrants to purchase common stock: (i) 112,500 exercisable at $2.57 per share; (ii) 87,500 exercisable at $2.42 per share; and (iii) 100,000 exercisable at $3.04 per share. The $2.57 warrants expire on July 10, 2008, the $2.42 warrants expire on October 29, 2008 and the $3.04 warrants expire on January 5, 2009. With regard to the exercise of the June 2008 Warrants and issuance of the May 2009 Warrants, Cardinal received an investment banking fee of 7%, half in cash and half in shares. With regard to the exercise of the Additional Investment Rights, the July 2008 and October 2008 Warrants and issuance of the July 2009 Warrants, Cardinal received an investment banking fee of 7%, 146,980 in cash and 22,703 in shares as well as 50,000 warrants exercisable at $4.07 expiring on July 12, 2009. By agreement with Cardinal, the Company has registered all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public sale and the Company has agreed to register the balance. As a result of all of the transactions discussed above, the Company recorded $1,430,000 as additional debt discounts.

Section 713 of the AMEX Company Guide provides that the Company must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of our outstanding common stock (the "Exchange Cap"). Taken separately, the July 2003, October 2003 and January 2004 Debenture transactions do not trigger
Section 713. However, the AMEX took the position that the three transactions should be aggregated and, as such, stockholder approval was required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that the Company could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, the Company recorded on January 26, 2004, a redemption obligation of approximately $1,244,000. This liability represented the fair market value of the warrants and beneficial conversion feature related to the 1,299,000 shares.

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

The requisite stockholder approval was obtained at our Annual Meeting of Stockholders on June 23, 2004. In accordance with EITF 00-19, the Company revalued this redemption obligation associated with the beneficial conversion feature and warrants as of June 23, 2004. The Company recorded a reduction in the value of the redemption obligation and financing charge of $260,000 as a result of this revaluation. In addition, upon receiving the requisite stockholder approval, this redemption obligation was reclassified as additional paid in capital as of the date the approval was received or June 23, 2004.

On July 13, 2004, the Debenture holders exercised all of the July 2003 and October 2003 Warrants and the Additional Investment Rights amounting to approximately $4,198,980 in gross proceeds to the Company. The Company issued to these holders warrants (the "June 2009 Warrants") to purchase an aggregate of 1,300,000 shares of common stock. The issuance of these warrants resulted in an additional debt discount to the note of $1,320,000 as explained below and a financing charge of $2,351,000.

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

On August 5, 2004, the Company closed a private placement with select institutional investors of approximately 3,617,300 shares of its Common Stock and warrants to purchase an aggregate of up to approximately 1,085,200 shares of its Common Stock. Jefferies & Company, Inc. acted as Placement Agent for which it received a fee and warrants to purchase Common Stock. The Company raised approximately $6,984,000 net proceeds from this private offering.
The Warrant issued to each purchaser is exercisable for up to 30% of the number of shares of Common Stock purchased by such Purchaser, at an exercise price equal to $2.86 per share. Each Warrant has a term of five years and is fully exercisable from the date of issuance.

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

The March, July, October and January 2004 issuances of 6% Senior Convertible Debentures in the principal amounts of $5,426,000, $4,142,357 and $4,000,000 and $2,000,000 respectively and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. The Company recorded debt discounts of approximately $17.4 million which, in effect, reduced the carrying value of the debt to $3.6 million.

Pursuant to the terms and conditions of all of the outstanding Debentures, the Company has pledged all of the Company's assets, other than the Company's intellectual property, as collateral, and the Company is subject to comply with certain financial covenants. As of March 31, 2005, the Company was in compliance with debt covenants contained within its debenture agreements.

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

Note 9 - EQUITY INCENTIVE PLAN

The Equity Incentive Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. The Equity Incentive Plan provides for awards to be made to such officers, other key employees, non-employee directors, consultants and advisors of the Company and its subsidiaries as the board of directors may select. A maximum of 8,000,000 shares of common stock is reserved for potential issuance. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. As of March 31, 2005, the Company has granted 633,080 options to directors, officers and employees pursuant to the terms of this plan.

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

                                    Overview

We are a biopharmaceutical company engaged in the clinical development, manufacture, marketing and distribution of new drug entities based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. We were founded in the early 1970s, as a contract researcher for the National Institutes of Health. After almost 30 years, we have established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of chronic diseases. We own a FDA approved GMP manufacturing facility in New Jersey, and our corporate offices in Philadelphia, PA.

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

We have over 150 patents worldwide with 14 additional patents pending comprising our core intellectual property, a fully commercialized product (Alferon), and a GMP (good manufacturing practice) certified manufacturing facility.

In March 2004, we completed the step by step acquisition from Interferon Sciences, Inc. ("ISI") of ISI's commercial assets, Alferon N inventory, a worldwide license for the production, manufacture, use, marketing and sale of Alferon N. As well as, a 43,000 square foot manufacturing facility in New Jersey and the acquisition of all intellectual property related to Alferon. Alferon N is a natural alpha interferon that has been approved by the FDA for commercial sale for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. The acquisition was completed in Spring 2004 with the acquisition of all world wide commercial rights, the FDA approval.

We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

Since the completion of our AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS we have received inquiries from and, under confidentiality agreements, are having dialogue with other companies regarding marketing opportunities. No proposals or agreements have resulted from the dialogue, nor can we be assured that any proposals or agreements will result from these inquiries.


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

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of March 31, 2005 our accumulated deficit was approximately $141,000,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

         The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2005, we had approximately $14,407,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

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

         The purified drug concentrate utilized in the formulation of ALFERON N Injection(R) is manufactured in our New Brunswick, New Jersey facility and ALFERON N Injection(R) was formulated and packaged at a production facility formerly owned and operated by Abbott Laboratories located in Kansas. Abbott Labs has sold the facility to Hospira and we are currently in discussions with two other production facilities for this work. We currently have 12,000 vials at Hospira in purified drug concentrate form. We are negotiating with Hospira to complete the labeling and packaging of this lot. If Hospira is unable to complete this production, or if we are unable to secure a new facility within a reasonable period of time to formulate and package ALFERON N Injection(R) at an acceptable cost, our ability to sell ALFERON N Injection(R) and to generate profits therefrom will be adversely affected.

We may not be profitable unless we can produce Ampligen(R) or other products in commercial quantities at costs acceptable to us.

         We have never produced Ampligen(R) or any other products in large commercial quantities. We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligen(R) or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected. Also, each production lot of Alferon N Injection(R) is subject to FDA review and approval prior to releasing the lots to be sold. This review and approval process could take considerable time, which would delay our having product in inventory to sell. Alferon N Injection(R) presently has a shelf life of 18 months after having been bottled. Studies were completed in 2004 to possibly extend the shelf life to 24 months. We filed our annual report with the FDA in December 2004 informing them of the extension of shelf-life for Alferon N Injection(R). We filed the request with the FDA in May 2005 requesting approval to relabel the first 2,000 vials with an extended shelf-life of 24 months. We anticipate a response from the FDA by the end of June 2005.

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

         Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended March 31, 2005, the price of our common stock has ranged from $1.50 to $5.40 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

         As of April 25, 2005, approximately 544,572 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. 179,323 of these shares have been registered pursuant to agreements between us and the holders of these shares. In addition, we have registered 9,352,765 shares issuable (i) upon conversion of approximately 135% of the January 2004 Debentures, the October 2003 Debentures, the July 2003 Debentures and the July 2004 Debentures; (ii) as payment of 135% of the interest on all of the Debentures; (iii) upon exercise of 135% of the July 2009 Warrants issued in conjunction with the January 2004 Debentures, the May 2009 Warrants and the June 2009 Warrants; and (iv) upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB
123R), Shared-Based Payment. FASB 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value. The Corporation is required to adopt the provisions of FASB 123R effective as of the beginning of its next fiscal year that begins after June 15, 2005. FASB 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Corporation is currently evaluating the financial impact, including the available alternative of adoption of FASB 123R.

Disclosure About Off-Balance Sheet Arrangements

         Prior to our annual meeting of stockholders in September 2003, we had a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants. Prior to the meeting, to permit consummation of the sale of the July 2003 Debentures and the related warrants, Dr. Carter agreed that he would not exercise his warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in our authorized shares, we have agreed to compensate Dr. Carter. See Note 8 in the accompanying financial statements for more information concerning this transaction.
In connection with the Debenture agreements, we have outstanding letters of credit of $1,000,000 as additional collateral.

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

Patents and Trademarks

         Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over the estimated useful life of 17 years. We review our patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash basis to support the realizability of our respective capitalized cost. In addition, management's review addresses whether each patent continues to fit into our strategic business plans.

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

         Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables consist principally of amounts due from wholesale drug companies as of March 31, 2005.
RESULTS OF OPERATIONS

Three months ended March 31, 2005 versus Three months ended March 31, 2004

Net loss

     Our net loss of $3,055,000 for the three months ended March 31, 2005 was down $4,987,000 or 62% compared to the same period in 2004. 90% of this reduction or $4,531,000 was due to 1) lower costs associated with non-cash financing charges related to convertible debentures and 2) lower non-cash stock compensation expenses. Production/cost of goods sold costs were down $503,000 primarily due to expenditures in the first quarter of 2004 associated with the ramping up of the New Brunswick facility for further production of Alferon N Injection(R). Net losses per share were $(.07) for current period versus $(.20) in the same period 2004.

Revenues

         Revenues for the three months ended March 31, 2005 were $258,000 as compared to revenues of $308,000 for the same period in 2004. Ampligen sold under the cost recovery clinical program was down $20,000 (41%) and Alferon N Injection sales were down $30,000 (12%). Ampligen sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to the Company to enroll in the program. After screening the patient's enrollment records, the Company ships Ampligen to the physician. A typical six month treatment therapy costs the patient about $7,200 for Ampligen. This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patient's becoming familiar with Ampligen and 2) collection of clinical data relating to the patient's treatment and results.

         Alferon N sales are anticipated to increase as we are in the process of establishing an internal marketing and sales infrastructure to support the sales of Alferon N Injection in the United States, including marketing and sales support professionals based at our headquarters in Philadelphia, Pennsylvania. We have hired and trained our two regional sales managers and have hired an additional sales manager in April 2005. We will continue to aggressively hire and train more sales representatives in the expertise in this field. We are targeting sales representatives with an average of 6-8 years of experience. Our sales force will introduce Alferon and promote Alferon to OB GYN's, dermatologists, and infectious disease physicians and particularly STD Clinics, who are involved in the treatment of patients with refractory or recurring external genital warts, as well as physicians about the growing problem and the risks of HPV. In addition to marketing and sales personnel, we have hired The Schwartz Group, a telemarketing group. The Schwartz Group is a marketing partner organization that works exclusively with companies selling products or services to Physicians, Hospitals, and Retail Pharmacies. They perform telemarketing campaigns that are designed to assist their clients and expand their reach and market share. We expect to use their leads to assist our sales force in making sales calls.

         We  also   intend  to  expand  our   marketing/sales   programs  on  an
international basis with our primary focus on Europe. This program is being designed to engage European pharmaceutical distributors to market and distribute Alferon N.

         Human papillomavirus (HPV) is one of the most common causes of sexually transmitted infection in the world. Experts estimate that there are more cases of genital HPV infection than of any other sexually transmitted disease (STD) in the United States. The Centers for Disease Control and the National Institute of Health, report that approximately 20 million people are presently infected with HPV. At least one half of sexually active men and women acquire genital HPV infection at some point in their lives. By age 50, at least 80 percent of women will have gotten a genital HPV infection. Roughly 6.2 million Americans get a new genital HPV infection each year. The potential market for drugs treating HPV is extremely large.

Production costs/cost of goods sold

         Production costs for the three months ended March 31, 2004 were $490,000. These costs represented expenditures associated with preparing the New Brunswick facility for further production of Alferon N Injection(R) in the first quarter 2004. There were no production costs for Alferon N Injection in the current quarter as we concentrated on the completion of the consolidation of all manufacturing and research and development activities within our own Good
Manufacturing Practice (GMP) Facility in New Brunswick for Ampligen. This consolidation will improve efficiency and compliance procedures and bring the facility in line with worldwide drug manufacturing standards.

         Cost of goods sold for the three months ended March 31, 2005 and 2004 were $98,000 and $111,000, respectively. Since acquiring the right to manufacture and market Alferon N on March 11, 2003, we have focused on converting the work-in-progress inventory into finished goods. This
work-in-progress   inventory   included  three   production  lots  totaling  the
equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. Approximately 34,000 vials have been produced. In August 2004, we released most of the second lot of product to Hospira (formerly Abbott Laboratories) for bottling and realized approximately 12,000 vials of Alferon N. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatible vial size for manufacturing of Alferon N Injection. We have had preliminary discussions with Hospira to complete the labeling and packaging of our approximately 12,000 vials of Alferon N Injection(R) at their site. If Hospira will not complete the labeling and packaging or if we are unable to secure a new facility to formulate and package Alferon N Injection(R) at an acceptable cost, our ability to sell Alferon N Injection(R) and to generate profits therefrom will be adversely affected.

         We plan on initiating the process of converting the third lot of approximately 13,000 vials from work-in-progress to finished goods inventory in the second half of 2005. Approximately 2,000 vials were abstracted from the third lot for research and development purposes during the 4th quarter 2004. Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA. We are currently in discussions with two production facilities to formulate, bottle, package and label Alferon N Injection(R) on a going forward basis.

         We completed the consolidation of our Rockville Quality Assurance Lab and equipment into our New Brunswick facility. This consolidation of facilities will produce savings in facility and manpower costs.

Research and Development costs

         Overall research and development direct costs for the three months ended March 31, 2005 and 2004 were $1,268,000 and $964,000, respectively. These costs in 2005 reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers as well as on-going clinical trials involving patients with HIV. In addition, these costs reflect direct costs incurred relating to the development of Alferon LDO (low dose oral). We have over approximately 161,000 doses on hand of Alferon LDO which have been prepared for use in clinical trials treating patients affected with the SARS or other potentially emerging infectious diseases, such as, avian flu.

         In the three months ended March 31, 2005 we have increased our clinical staff by employing additional medical doctors, a PhD and several other highly trained individuals to focus on the preparation of our Ampligen NDA filing. We are being meticulous in the preparation of the NDA. Our clinical monitors and research assistants are in the process of visiting the multiple clinical study sites around the country and are collecting data generated at each of these sites. All data must be reviewed and checked to clarify any inconsistencies or inaccuracies that turn up. Due to the human factor, these types of problems occur in all clinical trials. These gaps and inconsistencies in data must be resolved with the respective clinical investigators, while maintaining a clear record of events which allows the FDA to conduct a meaningful audit of these records.

         We believe that our recently completed AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS is the most comprehensive study ever conducted in ME/CFS. This Phase III clinical trial, which was conducted over a six year period, involved an enrollment of more than 230 severely debilitated CFS patients and was conducted at twelve medical centers throughout the United States. The study is serving as the basis for us to file a new drug application with the FDA. As discussed above, we have hired additional personnel and in the process of preparing the NDA. The FDA review process could take 18-24 months and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

         We had originally targeted a late 2004 filing date for this new drug application for Ampligen(R). In order to respond to recent changes in the regulatory environment that place a greater emphasis on the safety and efficacy of all new experimental drug candidates, we are now incorporating a larger sample of data from our previous trials. The NDA filing will now include data accumulated from 40,000 administrations of the studied drug to approximately 700 CFS patients.

         At the 18th International Conference on Antiviral Research on April 10, 2005, we presented new peer-reviewed data entitled "Correlation of Increased Oxygen Consumption with Enhanced Treadmill Performance in Patients with Chronic Fatigue Syndrome (CFS) as a Function of Ampligen(R)". According to recent reports by the Centers for Disease Control and Prevention (CDC), ME/CFS, a disease that affects between 400,000 and 800,000 Americans, is more serious than multiple sclerosis with respect to medical severity and overall economic impact on society. This was reported in the ME/CFS Advisory Committee Report dated January 5, 2005. Specifically, ME/CFS imparts a clinically significant, profound deficit in oxygen utilization to patients, which impairs their ability to perform a range of ambulatory functions necessary to maintain quality of life. Similar oxygen consumption deficits have been observed in other chronic diseases such as congestive heart failure/angina ("CHF") and chronic pulmonary conditions such as pulmonary arterial hypertension ("PAH") both of which now have a range of readily available, commercially approved, therapeutics for disease intervention.

         The experimental Ampligen(R) treatment in ME/CFS improved exercise duration up to two times more than approved (or approvable) drugs for their respective chronic disease indications. Ampligen(R) increased the percentage improvement in endurance (as determined by an "intent to treat" analysis) more than 15% over the placebo group. In the ME/CFS study, maximal oxygen consumption (VO2max) increased ten fold with Ampligen vs. Placebo. There was a high correlation between improvement in exercise duration and increase in VO2 max (p is less than 0.0001). VO2max is a measure of oxygen consumption at maximum exertion.

         By  comparison,  analysis  of  seven  recent  clinical  studies,  which resulted in commercial approvals (or "approvable" letters) for various drugs used in these other allied disease categories (both CHF and PAH), showed much lower magnitudes of physical performance improvements due to therapeutic interventions. For example, in CHF: Fosinopril (6.7% improvement), Captopril (6.2%), Ranolazine (6.5%) and Ranolazine (5.7%); in PAM, Tracleer (10.6% improvement), Remodulin (8.0%), and Remodulin (4.1%). All therapeutic measurements in these seven other studies were determined by exercise treadmill testing (or extent of walking), similar or identical to the therapeutic endpoint used in the CFS study.

         With respect to Ampligen(R) in the ME/CFS pivotal study, no significant differences (p>0.05) were observed between the two groups (drug vs. placebo) for treatment dropouts, the incidence of serious adverse events, or missed treatment doses. With respect to relative safety of the experimental therapeutic, there were also no significant differences in week forty blood chemistry, hematology, or thyroid function parameters. These results are consistent with two prior open label trials and a phase II, double-blind, placebo controlled, multi-center clinical trial of Ampligen(R).

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

         We have recruited and hired additional clinical research associates to assist in the recruitment of clinical investigators and HIV patients to participate in the AMP 720 HIV clinical trial. The AMP 516 ME/CFS is completed and we are devoting more resources toward the AMP 720 HIV clinical trial.

         The Amp 720 HIV study is a treatment using a Strategic Treatment Interruption (STI). The patients' antiviral HAART regimens are interrupted and Ampligen(R) is substituted as mono-immunotherapy. Ampligen(R) is an experimental immunotherapeutic designed to display both antiviral and immune enhancing characteristics. Prolonged use of Highly Active Antiretroviral Therapy (HAART) has been associated with long-term, potentially fatal, toxicities. The clinical study AMP 720 is designed to address these issues by evaluating the administration of our lead experimental agent, Ampligen(R), a double stranded RNA drug acting potentially both as an immunomodulator and antiviral. Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks. As of April 28, 2005 we have five clinical investigators on board treating five HIV patients. 41 HIV patients have already participated in this 64 week study. It is difficult to estimate the duration or projected costs of this clinical trial due to the many variables involved, i.e.: patient drop out rate, recruitment of clinical investigators, etc. The length of the study and costs related to our clinical trials cannot be determined at this time as such will be materially influenced by (a) the number of clinical investigators needed to recruit and treat the required number of patients, (b) the rate of accrual of patients and (c) the retention of patients in the studies and their adherence to the study protocol requirements. Under optimal conditions, the cost of completing the studies could be approximately $2.5 to $3.0 million if the target of 120 patients is achieved. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, as there is competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment may compete for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial will be conducted or not. In case a Phase III study is required; the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we may obtain revenues from our HIV treatment indications.

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

         In September 2004, we commenced a clinical trial using Alferon N Injection to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hospital and the Weill Medical College of Cornell University will be conducting this double-blinded, placebo controlled trial. During 2004, over 2,000 human cases of West Nile Virus have been reported in 40 states.

         In  order  to  obtain  Ampligen(R)  raw  materials  on a  more  regular production basis, we implemented consolidation and transfer of relevant manufacturing operations into our New Brunswick, New Jersey facility during the first quarter 2005. This consolidation and transfer of manufacturing operations has been implemented as a recent inspection of the Ribotech facility in South Africa, our previous supplier of Ampligen(R) raw materials, indicated that it did not, at present, meet the necessary standards for a fully certified commercial process. The transfer of Ampligen(R) raw materials manufacture to our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen's raw materials, keeping costs down and controlling regulatory compliance issues (other parts of the 35,725 sq. ft. wholly owned facility are FDA approved for Alferon N manufacture). This may delay certain steps in the commercialization process, specifically a targeted NDA filing.

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

         General and Administrative ("G&A") expenses for the three months ended March 31, 2005 and 2004 were approximately $982,000 and $2,844,000, respectively. The decrease in G&A expenses of $1,862,000 during this period is primarily due to a non-cash stock compensation charge of $1,769,000 resulting from the issuance of 1,450,000 warrants to purchase common stock at $2.20 per share to Dr. Carter in 2003 that vested in the first quarter 2004. The warrants vested upon the second ISI asset closing which occurred on March 17, 2004.
Please see "Item 11. Executive Compensation." contained within our Form 10K filed with the Securities and Exchange Commission on March 16, 2005, for more details on how Dr. Carter was compensated. In addition, investment banking fees relating to assistance in financial matters and public relations fees also contributed to the decrease in G&A expenses from period-to-period.

Interest and Other Income

         Interest and other income for the three months ended March 31, 2005 and 2004 totaled $230,000 and $11,000, respectively. The increase in interest and other income during the current quarter can primarily be attributed to the maturing of marketable securities during the 2005 period. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

         Non-cash financing costs were $1,089,000 for the three months ended March 31, 2005 versus $3,851,000 for the same three months a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These charges are amortized over the life of the debentures. The aggregate total of these charges have been reduced since the first quarter of 2004 due to amortization charges, as well as, charges related to the conversion of the debentures. Also, in connection with the redemption obligation recorded in conjunction with the January 2004 Debenture, we recorded additional financing costs of approximately $947,000 in the first quarter 2004. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Liquidity And Capital Resources

         Cash used in operating activities for the three months ended March 31, 2005 was $2,052,000. There was no cash provided by financing activities for the three months ended March 31, 2005. As of March 31, 2005, we had approximately $14,407,000 million in cash and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

         Please see Note 7 - "Debenture Financing" in the consolidated financial statements contained herein for more details on our acquisition of assets and debenture and stock financings.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

         We had approximately $14,407,000 in cash and cash equivalents and short-term investments at March 31, 2005. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

         We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

Item 4: Controls and Procedures

         Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2005 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

         During the quarter ended March 31, 2005, we issued 1) an aggregate of 19,737 shares to our Directors as part of their quarterly compensation, 2) 2,195 shares to Business Asia Corporation for services performed and 3) 46,667 shares to Cardinal Securities reflecting 50% of fees earned on the August, 2004 financing.

         All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         We did not repurchase any of our securities during the quarter ended March 31, 2005.

ITEM 3:   Defaults upon Senior Securities

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


Date: May 10, 2005

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

Date:  May 10, 2005


                                    /s/ William A. Carter
                                   ------------------------
                                       William A. Carter
                                       Chief Executive Officer

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

Date:  May 10, 2005

                                            /s/ Robert E. Peterson
                                           -------------------------
                                                Robert Peterson
                                                Chief Financial Officer

                                                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: May 10, 2005


                                                    /s/ William A. Carter
                                                   --------------------------
                                                       William A. Carter
                                                       Chief Executive Officer

                                                                EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: May 10, 2005


                                                     /s/ Robert E. Peterson
                                                     --------------------
                                                      Robert E. Peterson
                                                      Chief Financial Officer