Form 10-Q
period 2005-06-30
HEMISPHERX BIOPHARMA INC
filed 2005-08-09
CIK 946644

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

51,193,155 shares of common stock were issued and outstanding as of August 2, 2005.

                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                December 31,       June 30,
                                                ------------      --------
                                                   2004              2005
                                                   ----              ----

                                 ASSETS
Current assets:
 Cash and cash equivalents                       $8,813              $5,802
 Short term investments                           7,924              6,812
 Inventory, net (Note 4)                          2,148              1,815
 Accounts and other receivables (Note 5)            139                 72
 Prepaid expenses and other current assets          266                225

                                          ----------------    ----------------
         Total current assets                    19,290             14,726
                                          ----------------    ----------------

Property and equipment, net                       3,303              3,325
Patent and trademark rights, net                    908                805
Investment (Note 3)                                  35                 35
Deferred financing costs                            319                169
Advance receivable (Note 7)                       1,300              1,300
Other assets                                         17                 48

                                          ----------------    ----------------
         Total assets                          $ 25,172           $ 20,408
                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $ 526              $ 414
 Accrued expenses (Note 5)                        1,012                608
 Current portion of long-term debt, net           3,248              4,652
                                          ----------------    ---------------
 Total current liabilities                        4,786              5,674
                                          ----------------    ---------------

 Long-Term Debt-net of current portion (Note 7)     305                  -

Commitments and contingencies
(Notes 6, 7, 8 and 9)

Stockholders' equity (Note 8):
 Common stock                                        50                 51
 Additional paid-in capital                     158,024            159,632
 Accumulated other comprehensive income             (10)               (95)
 Accumulated deficit                           (137,983)          (144,854)

                                          -----------------   ----------------
 Total stockholders' equity                      20,081             14,734
                                          -----------------   ----------------

 Total liabilities and stockholders' equity     $25,172            $20,408
                                          =================   ================


See accompanying notes to condensed consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                  Three months ended June 30,
                                                   2004                2005
                                                   ----                ----

Revenues:
Sales of product net                              $ 289              $  240
Clinical treatment programs                          42                  60

                                            -----------------   --------------

Total Revenues:                                     331                  300

Costs and expenses:
Production/cost of goods sold                       692                  103
Research and development                            758                1,158
General and administrative                        1,076                1,409
                                            -----------------   --------------

Total costs and expenses                          2,526                2,670

Interest and other income                            13                   63
Interest expense                                   (105)                (107)
Financing costs (Note 7)                         (3,669)              (1,402)
                                            -----------------   --------------


Net loss                                       $ (5,956)            $ (3,816)
                                            =================   ==============

Basic and diluted loss per share                 $ (.14)              $ (.08)
                                            =================   ==============

Weighted average shares outstanding           43,871,350          50,299,176
                                            =================   ==============



See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                    Six months ended June 30,
                                                    2004                2005
                                                    ----                ----

Revenues:
Sales of product net                               $ 548               $  469
Clinical treatment programs                           91                   89

                                            -----------------   --------------

Total Revenues:                                      639                  558

Costs and expenses:
Production/cost of goods sold                      1,293                  201
Research and development                           1,720                2,426
General and administrative                         3,921                2,391
                                            -----------------   --------------

Total costs and expenses                           6,934                5,018

Interest and other income                             24                  293
Interest expense                                    (206)                (213)
Financing costs (Note 7)                          (7,520)              (2,491)
                                            -----------------   --------------


Net loss                                       $ (13,997)            $ (6,871)
                                            =================   ==============

Basic and diluted loss per share                  $ (.33)             $ (.14)
                                            =================   ==============

Weighted average shares outstanding            42,040,412          50,033,623
                                            =================   ==============



See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
            Consolidated Statements of Changes in Stockholder Equity
                     For the Six Months Ended June 30, 2005
                      (in thousands, except per share data)


                                                                        Additional Accumulated other              Total
                                            Common stock                paid-in    Comprehensive     Accumulated  stockholders'
                                            Shares          Amount      capital    Income (Loss)     deficit      equity
                                           -------------   ---------   -----------  ------------   -----------  --------------
Balance as of December 31, 2004            49,631,766       $    50      $ 158,024  $   (10)       $ (137,983)  $  20,081
Warrants Converted                              5,000                            9                                     9

Shares issued in payment of
accounts payable and private placement        222,310                           33                                    33

Shares issued for  debt payments              514,107             1            776                                   777

Shares issued for interest
on convertible debt                           136,246                          218                                   218

Stock Compensation                                106                                                                106

Revaluation of May 2009 Warrants                  466                                                                466

 Net Loss                                                                               (85)         ( 6,871)     (6,956)
243:
                                          --------------   ----------   -----------  -----------  ------------  -------------
 Balance as of June 30, 2005               50,509,429       $    51      $ 159,632   $  (95)      $ (144,854)   $ 14,734
                                          --------------   ----------   -----------  ----------   ------------  -------------



 See accompanying notes to financial statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2004 and 2005
                                 (in thousands)

                                                    2004              2005
                                                    ----              ----
Cash flows from operating activities:
 Net loss                                       $ (13,997)        $(6,871)

Adjustments to reconcile net loss
to net cash used in operating activities:
 Depreciation of property and
   Equipment                                            53             57
 Amortization of patent and
   Trademark rights                                    160            174
 Amortization of deferred
   Financing costs                                   6,573            150
 Financing cost related to
   redemption obligation                               686          2,341
 Stock warrant compensation
   Expense                                           1,769            106
   Interest expense                                    206            213
Changes in assets and liabilities:
 Inventory                                             273            333
 Accounts and other receivables                        125             67
 Deferred revenue                                      497              -
 Prepaid expenses and other
   Current assets                                      (76)            41
 Accounts payable                                      365            (79)
 Accrued expenses                                     (520)          (397)
 Other assets                                           14              -
                                                -------------    ------------
 Net cash used in operating
   Activities                                       (3,872)        (3,865)
                                                -------------    ------------

Cash flows from investing activities:
 Purchase of land and building                        (143)             -
 Purchase of property and
   Equipment, net                                        -           (110)
 Additions to patent and trademark
   Rights                                             (121)           (71)
 Maturity of short term
   Investments                                       1,496          7,934
 Purchase of short term
   Investments                                      (4,969)        (6,907)

                                                 -------------    -----------

 Net cash (used) in provided
   by Investing Activities$                         (3,737)         $ 846
                                                 -------------    -----------


                                   (CONTINUED)

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 2004 and 2005
                                 (in thousands)


                                                       2004              2005
                                                       ----              ----
Cash flows from financing activities:
 Proceeds from long-term borrowing                  $ 5,808             $ -
 Deferred financing costs                              (410)              -
 Proceeds from exercise of stock
   Warrants                                           2,911               8

                                                  --------------   -----------
 Net cash provided by financing
   Activities                                         8,309               8
                                                  --------------   -----------

 Net increase (decrease) in cash and cash equivalents   700          (3,011)

Cash and cash equivalents at beginning of period      3,764           8,813
                                                  --------------   -----------

Cash and cash equivalents  at end of period
                                                     $4,464          $5,802
                                                  ==============   ===========

Supplemental disclosures of cash flow information:

Issuance of common stock for
accounts payable, accrued expenses
and private placement                                 $ 255           $  33
                                                  ==============   ===========

Issuance of Common Stock for
Purchase of building                                $ 1,626           $  -
                                                   =============   ===========

Issuance of Common Stock for
Debt conversion debt                                 $6,072           $ 994
payments and  interest payments                    =============   ===========



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

The weighted average assumptions used for the period presented are as follows:

                                            June 30,
                                        2004        2005
Risk-free interest rate                     -         4.81%
Expected lives                              -       5 years
Expected volatility                         -    58.78%-60.67%


Had compensation cost for the Company's option plans been determined, using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the six months ended June 30, 2004 and 2005 would have been as follows:

                                            (In Thousands)
                                           Six Months Ended
                                                June 30,
                                              ---------
                                         2004        2005
                                       -------      -------

Net (loss) as reported                $(13,997)     $(6,871)

Add: Stock based employee
compensation expense
Included in reported net loss           1,769           106

Deduct:
Total stock based employee
compensation determined
under fair value method
for all awards                              -           (82)
                                       -------      -------

Pro forma net loss                   $(12,228)     $(6,847)
                                      ========      =======

Basic and diluted loss
per share
As reported                             $(.33)       $(.14)
Pro forma                               $(.29)       $(.14)

Note 3: INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investments include an equity investment of $35,000 in Chronix Biomedical ("Chronix"). Chronix focuses upon the development of diagnostics for chronic diseases. This initial investment was made in May 31, 2000 by the issuance of 50,000 shares of the Company's common stock from the treasury. On October 12, 2000, the Company issued an additional 50,000 shares of its common stock and on March 7, 2001 the Company issued 12,000 more shares of its common stock from the treasury to Chronix for an aggregate equity investment of $700,000. The percentage ownership in Chronix is approximately 5.4% and is accounted for under the cost method of accounting. During the quarter ended December 31, 2002, the Company recorded a non-cash charge of $292,000 with respect to the investment in Chronix. The Company recorded an additional non-cash charge of $373,000 during the quarter ended September 30, 2004, due to evidence of a further decline in Chronix's market value. This impairment reduces the carrying value to reflect a permanent decline in Chronix's market value based on its then proposed investment offerings.

NOTE 4: INVENTORIES

The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Inventories consist of the following:

                                December 31, 2004    June 30, 2005
                                -----------------    --------------
Raw materials-work in process    $ 1,711,000         $1,711,000
Finished goods,
net of $225,000 reserve              437,000            104,000
                                -----------------    --------------
                                 $ 2,148,000         $1,815,000
                                =================    ==============

The Company's reserve for R&D utilization as of June 30, 2005, totaled $225,000 for Alferon N finished goods that may not be sold prior to their 18 month shelf-life expiration. Also, the Company may consume some, or all of this, potentially stale inventory in its Research & Development efforts. The Company completed tests in 2004 to extend the product shelf life to 24 months. The Company filed its annual report with the FDA in December 2004 including documentation for the extension of shelf-life to 24 months. The Company received a response from the FDA at the end of June 2005 concerning the relabeling request of Alferon N Injection(R). After reviewing the information submitted, the FDA determined the submission as a "Prior Approval Supplement". Under this designation, the FDA has six months, as of May 2005, to approve the request to relabel Alferon N Injection(R) with the extended shelf-life. The Company now anticipates a response from the FDA by September 2005.

NOTE 5:  REVENUE AND LICENSING FEE INCOME

The Company executed a Memorandum of Understanding (MOU) in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The Company received an initial fee of 400,000 Euros (approximately $497,000 US) in 2004. On November 9, 2004, the Company and Fuji terminated the MOU by mutual agreement. The Company did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome (CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, the Company has determined to follow a decentralized filing procedure which was not anticipated in the MOU. The Company believes that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties the Company refunded 200,000 Euros to Fuji. The Company has recorded the remaining 200,000 Euros as an accrued liability as of June 30, 2005. The Company is currently holding the 200,000 Euros pending further developments in accordance with the mutually agreed upon termination with Fuji. Fuji and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") have reached a definitive agreement upon the terms of their merger, which took effect on April 1, 2005. Yamanouchi will be the surviving company and Fuji will be dissolved. The combined company name will be Astellas Pharma, Inc.

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

During the period ended June 30, 2005, the Company did not receive any grant monies from local, state and or Federal Agencies.

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

On May 30, 2003, the Company issued the shares to GP Strategies and the American National Red Cross. Pursuant to the Company's agreements with ISI and these two creditors, the Company registered the foregoing shares for public sale. As a result at December 31, 2003 the guaranteed value of these shares ($491,000), which had not been sold by these two creditors, were reclassified to redeemable common stock. At December 31, 2004, all shares had been sold by these two creditors and the redeemable common stock was reclassed to equity.

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
                                                      ===========

The Company accounted for these transactions as a Business Combination under SFAS No. 141 Accounting for Business Combinations.

Note 7: DEBENTURE FINANCING

Long term debt consists of the following:

                                              (in thousands)
                                      December              June
                                      31, 2004              30, 2005
                                      ---------             --------
October 2003 Debenture                 $2,072               $2,072
January 2004 Debenture                  3,083                2,305
July 2004 Debenture                     2,000                2,000
Total                                   7,155                6,377

Less Discounts                         (3,602)              (1,725)
                                       ------               ------
Balance                                 3,553                4,652

Less Current Portion of long-term debt
 (net of discounts of $3,239 and $1,725
  respectively)                        (3,248)              (4,652)
                                      -------               ------

Total long-term debt                    $ 305               $    -
                                      =======               ======




On July 10, 2003, the Company issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 (the "July 2003 Debentures") and an aggregate of 507,102 Warrants (the "July 2008 Warrants") to the same investors who purchased the March Debentures, in a private placement for aggregate proceeds of $4,650,000. Pursuant to the terms of the July 2003 Debentures, $1,550,000 of the proceeds from the sale of the July 2003 Debentures were to have been held back and released to the Company if, and only if, the Company acquired ISI's facility with in a set timeframe. These funds were released to the Company in October 2003 although the Company had not acquired ISI's facility at that time. The July 2003 Debentures matured on July 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest were valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.

The July 2003 Debentures were convertible at the option of the investors at any time through July 31, 2005 into shares of the Company's common stock. The conversion price under the July 2003 Debentures was fixed at $2.14 per share; however, as part of the subsequent debenture placement closed on October 29, 2003 (see below), the conversion price under the July 2003 Debentures was lowered to $1.89 per share.

The July 2008 Warrants received by the investors, as amended, were an aggregate of 507,102 shares of common stock at a price of $2.46 per share. The amended Warrants resulted in an additional debt discount of approximately $335,000 in 2004. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $1,247,470.

On June 25, 2003, the Company issued to each of the March 12, 2003 Debenture holders warrants to acquire at any time through June 25, 2008 an aggregate of 1,000,000 shares of common stock at a price of $2.40 per share (the "June 2008 Warrants"). These warrants were issued as incentive for the debenture holders to exercise prior warrant issuances. This issuance resulted in an additional debt discount to the March debentures of $2,640,000. Pursuant to the Company's agreement with the Debenture holders, the Company registered the shares issuable upon exercise of these June 2008 Warrants for public sale. These warrants were exercised in May 2004 and the Company received gross proceeds of $2,400,000.

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

As of June 30, 2005, the investors had converted $2,071,178 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,178 is covertible into 1,025,336 shares of common stock.

On January 26, 2004, the Company issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "July 2009 Warrants") and 158,103 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate net proceeds of $3,695,000. The January 2004 Debentures mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms of the January 2004 debentures, commencing July 26, 2004, the Company began to repay the then outstanding principal amount under the Debentures in monthly installments amortized over 18 months in cash or, at our option, in shares of common stock. After one installment payment of $111,111 in our common stock, one debenture holder exercised its right to waive further installment payments on its note. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due.

The January 2004 Debentures are convertible at the option of the investors at any time through January 31, 2006 into shares of the Company's common stock. The conversion price under the January 2004 Debentures was fixed at $2.53 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company does not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date. Upon completion of the August 2004 Private Placement, the conversion price was lowered to $2.08 per share. As of June 30, 2005, the remaining principal on these debentures was $2,305,294. The investors converted $139,150 principal amount of the January 2004 Debenture into 55,000 shares of common stock. In addition, installment payments of $1,555,554 were made to the Company's investors amounting to 873,038 shares of the Company's common stock.

There are two classes of July 2009 Warrants received by the Investors: Class A and Class B. The Class A warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $3.29 per share. The Class B warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $5.06 per share. On January 27, 2004, the exercise price of these July 2009 Class A and Class B Warrants were reset to the lesser of their respective exercise price then in effect or a price equal to the average of the daily price of the common stock between January 27, 2004 and January 26, 2005. The exercise price (and the reset price) under the July 2009 Warrants also is subject to similar adjustments for anti-dilution protection. Notwithstanding the foregoing, the exercise prices as reset or adjusted for anti-dilution, will in no event be less than $2.58 per share. Upon completion of the August 2004 Private Placement, the exercise price was lowered to $2.58 per share. In 2005, the Company recorded an additional charge to financing costs of $229,000 to account for the reset of the exercise price of the July 2009 warrants to $2.58 per share.

The Company also issued to the investors Additional Investment Rights pursuant to which the investors have the right to acquire up to an additional $2,000,000 principal amount of January 2004 Debentures (the July 2004 Debentures") from us. The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The investors exercised the Additional Investment Rights on July 13, 2004 and the Company received net proceeds of $1,860,000. Upon completion of the August 2004 Private Placement (see below), the conversion price was lowered to $2.08 per share. As of June 30, 2005, the Debenture holders had not converted any portion of this debenture.

On May 14, 2004, in consideration for the Debenture holders' exercise of all of the June 2008 Warrants, the Company issued to the holders warrants (the "May 2009 Warrants") to purchase an aggregate of 1,300,000 shares of the Company's common stock. The Company issued 1,000,000 shares of common stock and received gross proceeds of $2,400,000 from the exercise of the June 2008 Warrants.

The May 2009 Warrants are to acquire at any time commencing on November 14, 2004 through April 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $4.50 per share. This transaction generated a non-cash charge of about $2,355,000 in financing costs during the second quarter of 2004. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $4.008 per share. On May 14, 2005, the exercise price of these May 2009 Warrants was reset again to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between May 15, 2004 and May 13, 2005. The exercise price (and the reset price) under the May 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $4.008 per share. The financing associated with the second reset was not material.

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

As of June 30, 2005, the investors have converted $13,062,328 principal amount of debt from the Debentures issued in March, July and October 2003 and January 2004 into 7,667,674 shares of our common stock. $1,555,554 of principal was repaid with the issuance of 873,038 shares of stock. The March and July
Debentures have been fully converted. The remaining principal balance on the outstanding Debentures is convertible into shares of our stock at the option of the investors at any time, through the maturity date. In addition, the Company has paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through June 30, 2005 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of June 30, 2005. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

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

The requisite stockholder approval was obtained at the Company's Annual Meeting of Stockholders on June 23, 2004. In accordance with EITF 00-19, the Company revalued this redemption obligation associated with the beneficial conversion feature and warrants as of June 23, 2004. The Company recorded a reduction in the value of the redemption obligation and financing charge of $260,000 as a result of this revaluation. In addition, upon receiving the requisite stockholder approval, this redemption obligation was reclassified as additional paid in capital as of the date the approval was received or June 23, 2004.

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

The June 2009 Warrants are to acquire at any time commencing on January 13, 2005 through June 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $3.75 per share. On July 13, 2005, the exercise price of these June 2009 Warrants was reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between July 14, 2004 and July 12, 2005. The exercise price (and the reset price) under the June 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Not withstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $3.33 per share. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $3.33 per share. This transaction was subject to a non-cash financing charge of $1,320,000 to be amortized over the remaining life of the October 2003 Debentures. The Company agreed to register the shares issuable upon exercise of the June 2009 Warrants pursuant to substantially the same terms as the registration rights agreements between the Company and the holders. Pursuant to this obligation, the Company has registered the shares.

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

By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the August 2004 Private Placement with select institutional investors, the Company paid Cardinal Securities, LLC an investment banking fee of $140,000. The Company paid Cardinal one-half of the fee in cash with the remainder being paid with the issuance of 50,000 warrants to purchase common stock exercisable at $2.50 per share expiring on March 31, 2010.

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

The March, July, October, January 2004 and July 2004 issuances of 6% Senior Convertible Debentures in the principal amounts of $5,426,000, $5,426,000, $4,142,357 and $4,000,000 and $2,000,000 respectively and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion
features  or  contingency   adjustable  conversion  and  with  EITF  No.  00-27:
Application of issue No. 98-5 to Certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. The Company recorded debt discounts of approximately $17.8 million which, in effect, reduced the carrying value of the debt to $3.2 million.

Pursuant to the terms and conditions of all of the outstanding Debentures, the Company has pledged all of the Company's assets, other than the Company's intellectual property, as collateral, and the Company is subject to comply with certain financial covenants. As of June 30, 2005, the Company was in compliance with debt covenants contained within its debenture agreements.

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

Note 9 - EQUITY INCENTIVE PLAN

The Equity Incentive Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. The Equity Incentive Plan provides for awards to be made to such officers, other key employees, non-employee directors, consultants and advisors of the Company and its subsidiaries as the board of directors may select. A maximum of 8,000,000 shares of common stock is reserved for potential issuance. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. As of June 30, 2005, the Company has granted 1,163,080 options to directors, officers and employees pursuant to the terms of this plan.

Note 10 - COMMITMENTS

In May 2005, the Company committed to purchase lab equipment related to the manufacture of Ampligen raw material in the amount of approximately $628,000. The Company paid the initial deposit of approximately $31,400 in May 2005.


Note 11 - SUSEQUENT EVENTS

On July 8, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of the Company's common stock up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at the Company's discretion. In the Company's discretion, the Company may elect to sell less of the Company's common stock to Fusion Capital than the daily amount and the Company may increase the daily amount as the market price of the Company's stock increases. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the Company's common stock is less than $1.00 Pursuant to the agreement with Fusion Capital, the Company has registered for public sale by Fusion Capital up to 10,795,597 shares of the Company's common stock. However, in the event that the Company decides to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, the Company would first seek stockholder approval in order to be in compliance with American Stock Exchange rules.

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

                                    Overview

We are a biopharmaceutical company engaged in the clinical development, manufacture, marketing and distribution of new drug entities based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. We were founded in the early 1970s, as a contract researcher for the National Institutes of Health. After almost 30 years, we have established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of chronic diseases. We own a U.S. Food and Drug Administration ("FDA") approved GMP (good manufacturing practice) manufacturing facility in New Jersey, and our corporate offices are in Philadelphia, PA.

Our flagship products include Ampligen and Alferon. Ampligen is an experimental drug undergoing clinical trials for the treatment of: Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS), HIV, and HIV/Hepatitis C co-infection. In August 2004, we completed a Phase III clinical trial treating over 230 ME/CFS patients with Ampligen and are in the process of preparing a new drug application to be filed with the FDA. Alferon N Injection is the registered trademark for our injectable formulation of Natural Alpha Interferon, which is approved by the FDA for the treatment of genital warts. Alferon N is also in clinical development for treating Hepatitis C ("HEP-C"), Multiple Sclerosis, Human Immunodeficiency Virus (HIV), West Nile Virus ("WNV") and Severe Acute Respiratory Syndrome (SARS).

We have over 140 patents worldwide with 10 additional patents pending comprising our intellectual property. We continually review our patents rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent's ultimate revenue and profitability potential on an undiscounted cash basis to support the realizability of our respective capitalized cost. In addition, management's review addresses whether each patent continues to fit into our strategic business plans. We have a fully commercialized product (Alferon), and a GMP certified manufacturing facility.

In March 2004, we completed the step-by-step acquisition from Interferon Sciences, Inc. ("ISI") of ISI's commercial assets, Alferon N inventory, a worldwide license for the production, manufacture, use, marketing and sale of Alferon N. As well as, a 43,000 square foot manufacturing facility in New Jersey and the acquisition of all intellectual property related to Alferon. Alferon N is a natural alpha interferon that has been approved by the FDA for commercial sale for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. The acquisition was completed in Spring 2004 with the acquisition of all world wide commercial rights.

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

         ALFERON N Injection(R). Although ALFERON N Injection(R) is approved for marketing in the United States for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older; to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments such as multiple sclerosis and cancer.

Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval, our operations will be significantly affected.

         All of our drugs and associated technologies other than ALFERON N Injection(R) are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. At present, ALFERON N Injection(R) is only approved for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of ALFERON N Injection(R) for other indications will require regulatory approval. In this regard, ISI, the company from which we obtained our rights to ALFERON N Injection(R), conducted clinical trials related to use of ALFERON N Injection(R) for treatment of HIV and Hepatitis C. In both instances, the FDA determined that additional studies were necessary in order to fully evaluate the efficacy of ALFERON N Injection(R) in the treatment of HIV and Hepatitis C diseases. We have no immediate plans to conduct these additional studies at this time.

         Our products, including Ampligen(R), are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch ("HPB") of Canada, and the European Medical Evaluation Agency ("EMEA") in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen(R) or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen(R) will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen(R) is authorized for use in clinical trials in the United States, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. If Ampligen(R) or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

We may continue to incur substantial losses and our future profitability is uncertain.

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of June 30, 2005 our accumulated deficit was approximately $144,854,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

         The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2005, we had approximately $12,614,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

         Under the common stock purchase agreement signed with Fusion Capital on July 8, 2005, we only have the right to receive $40,000 per trading day unless our stock price equals or exceeds $2.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases (For a more detailed description of the terms of this agreement, see the agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 11, 2005). Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we initially registered 10,000,000 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $20.0 million without registering additional shares of common stock. Assuming a purchase price of $1.56 per share (the closing sale price of the common stock on August 2, 2005) and the purchase by Fusion Capital of the full 10,000,000 shares under the common stock purchase agreement, proceeds to us would only be $15,600,000. Subject to approval by our board of directors, we have the right, but not the obligation, to issue more than 10,000,000 shares to Fusion Capital. In the event we elect to issue more than 10,000,000 shares, we will be required to file a new registration statement and have it declared effective by the Securities and Exchange Commission. In the event that we decide to issue more than 10,113,278 (19.99% of our outstanding shares of common stock as of the date of our agreement), we would first be required to seek stockholder approval in order to be in compliance with the American Stock Exchange Market rules.

         The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell Ampligen(R) and/or increase sales of ALFERON N Injection(R) or our other products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $20.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would materially adversely affect our business, operating results, financial condition and prospects.

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

         We have limited marketing and sales capability. We are dependent upon existing and, possibly future, marketing agreements and third party distribution agreements for our products in order to generate significant revenues and become profitable. As a result, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our agreement with Accredo offers the potential to provide some marketing and distribution capacity in the United States while agreements with Bioclones (Proprietary), Ltd, Biovail Corporation and Laboratorios Del Dr. Esteve S.A. may provide a sales force in South America, Africa, United Kingdom, Australia and New Zealand, Canada, Spain and Portugal. On December 27, 2004, we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about the hostile takeover of Hemispherx. This conspiratorial group includes Bioclones and the potential legal action may adversely effect our agreement with Bioclones and the potential for marketing and distribution capacity in South America, Africa, United Kingdom, Australia and New Zealand. See Item 1: "Legal Proceedings" in
Part II - Other Information below for more information.

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

         At present, we do not have any agreements with third parties for the supply of any polymers for use in manufacturing Ampligen. We have consolidated relevant manufacturing operations into our New Brunswick, New Jersey facility for the production of Ampligen raw materials. This consolidation and transfer of manufacturing operations has been implemented as an inspection of the Ribotech facility in South Africa, our previous supplier of Ampligen(R) raw materials, indicated that it did not, at present, meet the necessary GMP standards for a fully certified commercial process. The transfer of Ampligen(R) raw materials manufacture to our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of the 43,000 sq. ft. wholly owned facility are already in compliance for Alferon N manufacture), may delay certain steps in the commercialization process, specifically a targeted NDA filing.

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

         Ampligen(R) has been only produced in limited quantities for use in our clinical trials and we are dependent upon third party suppliers for key components of our products and for substantially all of the production process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA and HPB pertaining to current Good Manufacturing Practices ("cGMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

         In connection with settling various manufacturing infractions previously noted by the FDA, Schering-Plough ("Schering") entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering has advised us that it would no longer manufacture Ampligen(R) in this facility beyond 2004 and would assist us in an orderly transfer of said
activities   to  other  non   Schering   facilities.   We  had  entered  into  a
Confidentiality Agreement with Mayne Pharma Pty, Ltd ("Mayne") to lead to reinitiation and expansion of its Ampligen(R) manufacturing program. However, senior management at Mayne's Mulgrave operations in Australia recently informed us that they are ceasing to continue with all development activities associated with potential contract customers and all other contract business will be progressively scaled down over the next couple of years. Therefore, Mayne's Mulgrave facility in Australia will no longer be a possibility for manufacturing. We have obtained two proposals from manufacturers in the US and expect to obtain at least two more for the manufacturing of Ampligen. We want to qualify at least two GMP facilities in order to maintain a minimum of two independent production sites. We are in the process of reviewing these proposals. If we are unable to engage a contract manufacturer in a timely manner, our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.

         The purified drug concentrate utilized in the formulation of ALFERON N Injection(R) is manufactured in our New Brunswick, New Jersey facility and ALFERON N Injection(R) was formulated and packaged at a production facility formerly owned and operated by Abbott Laboratories located in Kansas. Abbott Labs has sold the facility to Hospira. We currently have 12,000 vials at Hospira in purified drug concentrate form. Hospira will complete the labeling and packaging of this lot. We have identified five new potential contract manufacturers and obtained proposals for all five concerning the future formulation and packaging of Alferon. If we are unable to secure a new facility within a reasonable period of time to formulate and package ALFERON N Injection(R) at an acceptable cost, our ability to sell ALFERON N Injection(R) and to generate profits therefrom will be adversely affected.

We may not be profitable unless we can produce Ampligen(R) or other products in commercial quantities at costs acceptable to us.

         We have never produced Ampligen(R) or any other products in large commercial quantities. We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligen(R) or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected. Also, each production lot of Alferon N Injection(R) is subject to FDA review and approval prior to releasing the lots to be sold. This review and approval process could take considerable time, which would delay our having product in inventory to sell. Alferon N Injection(R) presently has a shelf life of 18 months after having been bottled. Studies were completed in 2004 to possibly extend the shelf life to 24 months. We filed our annual report with the FDA in December 2004 informing them of the extension of shelf-life for Alferon N Injection(R). We filed the request with the FDA in May 2005 requesting approval to relabel the first 2,000 vials with an extended shelf-life of 24 months. We received a response from the FDA at the end of June 2005 concerning our relabeling request of Alferon N Injection(R). After reviewing the information submitted, the FDA determined the submission as a "Prior Approval Supplement". We have been informed by the FDA that we will receive a response to the relabeling Prior Approval Supplement by September 22, 2005.

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

         Our business involves the controlled use of hazardous materials, carcinogenic chemicals, flammable solvents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident or the failure to comply with applicable regulations, we could be held liable for any damages that result, and any such liability could be significant. We do not maintain insurance coverage against such liabilities.

Risks Associated With and Investment in Our Common Stock

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

         Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended June 30, 2005, the price of our common stock has ranged from $1.25 to $3.54 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

Our stock price may be adversely affected if a significant amount of sharesare sold in the public market.

         As of August 1, 2005, approximately 1,071,082 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933, 402,798 of which are registered for public sale. Also, we have registered 21,106,907 shares issuable (i) to Fusion Capital pursuant to the common stock purchase agreement with Fusion Capital; (11) upon conversion of approximately 135% of Debentures that we issued in 2003 and 2004; (iii) as payment of 135% of the interest on all of the Debentures; (iv) upon exercise of 135% of the certain Warrants; and (v) upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

         The sale by Fusion Capital of our common stock will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, the mere prospect of resales by Fusion Capital could depress the market price for our common stock. The issuance of shares to Fusion Capital under the common stock purchase agreement dated July 8, 2005, will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

         The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold to Fusion Capital are freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares will be sold over a period of in excess of 25 months from the date theprospectus was filed.
Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

         Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables consist principally of amounts due from wholesale drug companies as of June 30, 2005.

RESULTS OF OPERATIONS

Three months ended June 30, 2005 versus Three months ended June 30, 2004

Net loss

     Our net loss of $3,816,000 for the three months ended June 30, 2005 was down $2,140,000 or 36% compared to the same period in 2004. The reduction was primarily due to $2,267,000 in lower costs associated with non-cash financing charges related to our convertible debentures and related warrants. In addition, expenditures for manufacturing/production were down $589,000 in 2005 reflecting the decrease in non-recurring expenses associated with the ramping up of the New Brunswick facility for further production of Alferon N Injection(R) in the second quarter of 2004.

         Our research and development, as well as, clinical expenses increased $400,000 over the same period in 2004 due to additional costs associated with preparing the Ampligen NDA, expenses related to patents and research related to Alferon LDO. Administrative expenses were higher than a year ago due to legal fees associated with our ongoing lawsuit against a conspiracy group. Net losses per share were $(.08) for current period versus $(.14) in the same period 2004.

Revenues

         Revenues for the three months ended June 30, 2005 were $300,000 as compared to revenues of $331,000 for the same period in 2004. Alferon N
Injection(R) sales were down $49,000 or 17% while Ampligen sold under the cost recovery clinical program was up $18,000 or 43%. Ampligen sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. After screening the patient's enrollment records, we ship Ampligen to the physician. A typical six month treatment therapy costs the patient about $7,200 for Ampligen. This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen and 2) collection of clinical data relating to the patients' treatment and results.

         We continue our efforts to establish an internal marketing and sales infrastructure to support the sales of Alferon N Injection in the United States, including marketing and sales support professionals based at our headquarters in Philadelphia, Pennsylvania. We are hiring and training regional sales managers and are looking to assure full sales coverage in all major US markets. Our sales force will introduce Alferon and promote Alferon to OB GYN's, dermatologists, and infectious disease physicians and particularly STD Clinics, who are involved in the treatment of patients with refractory or recurring external genital warts, as well as physicians about the growing problem and the risks of HPV. We also intend to expand our marketing/sales programs on an international basis with our primary focus on Europe. This program is being designed to engage European pharmaceutical distributors to market and distribute Alferon N.

         Human papillomavirus (HPV) is one of the most common causes of sexually transmitted infection in the world. Experts estimate that there are more cases of genital HPV infection than of any other sexually transmitted disease (STD) in the United States. The Centers for Disease Control and the National Institute of Health, report that approximately 20 million people are presently infected with HPV. At least one half of sexually active men and women acquire genital HPV infection at some point in their lives. By age 50, at least 80 percent of women will have gotten a genital HPV infection. Roughly 6.2 million Americans get a new genital HPV infection each year. While the market for drugs treating HPV is extremely large, there are many competing drugs.

Production costs/cost of goods sold

         Our costs for production/cost of goods sold were down $589,000 for the three months ended June 30, 2005 compared to the same period in 2004. This decrease in production costs is primarily due to expenses incurred in the second quarter of 2004 related to preparing the New Brunswick facility for the production of Alferon. There were no such costs for Alferon N Injection in the current quarter. We are now concentrating on the completion of the consolidation of all manufacturing and research and development activities within our own Good Manufacturing Practice (GMP) Facility in New Brunswick for Ampligen. This consolidation will improve efficiency and compliance procedures and bring the facility in line with worldwide drug manufacturing standards.

         Cost of goods sold for the three months ended June 30, 2005 and 2004 were $103,000 and $130,000, respectively. Since acquiring the right to manufacture and market Alferon N on March 11, 2003, we have focused on converting the work-in-progress inventory into finished goods. This
work-in-progress   inventory   included  three   production  lots  totaling  the
equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. Approximately 34,000 vials have been produced. In August 2004, we released most of the second lot of product to Hospira (formerly Abbott Laboratories) for bottling and realized approximately 12,000 vials of Alferon N. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatible vial size for manufacturing of Alferon N Injection. Hospira has informed us of their intention to complete the labeling and packaging of our approximately 12,000 vials of Alferon N Injection(R) at their site. We plan to convert these 12,000 vials to finish goods by the end of the third quarter 2005. We have identified five new potential contract manufacturers to replace Hospira and obtained proposals from all five concerning the future formulation and packaging of Alferon. We are in the process of reviewing these proposals. If we are unable to secure a new facility within a reasonable period of time to formulate and package ALFERON N Injection(R) at an acceptable cost, our ability to sell ALFERON N Injection(R) and to generate profits therefrom will be adversely affected.

         We plan on initiating the process of converting the third lot of approximately 13,000 vials of Alferon N Injection(R) from work-in-progress to finished goods inventory in the first half of 2006. We have elected to delay the process of converting the third lot of approximately 13,000 vials from work in process to finished goods as a result of two factors: 1) we are concentrating on the relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen(R) raw materials and 2) Alferon N Injection(R) inventory on hand is sufficient to meet current demand. Approximately 2,000 vials were abstracted from the third lot for research and development purposes during the fourth quarter 2004. Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA.

         We have completed the consolidation of our Rockville Quality Assurance Lab and equipment into our New Brunswick facility. This lab will service the quality assurance needs of Ampligen and Alferon N Injection this consolidation provides a more efficient operation. In May 2005, we committed to purchase lab equipment related to the manufacture of Ampligen raw material in the amount of approximately $628,000. We estimate the total cost of establishing this production line to be some $1,800,000, including modifications to our New Brunswick facility.


Research and Development costs

         Overall research and development direct costs for the three months ended June 30, 2005 and 2004 were $1,158,000 and $758,000, respectively. These costs in 2005 reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers as well as on-going clinical trials involving patients with HIV. In addition, these costs reflect direct costs incurred relating to the development of Alferon LDO (low dose oral). We have over approximately 160,000 doses on hand of Alferon LDO which have been prepared for use in clinical trials treating patients affected with the SARS, Avian Flu or other potentially emerging infectious diseases.

         In the first six months of 2005, we increased our clinical staff by employing several highly trained individuals to focus on the preparation of our Ampligen NDA filing. The NDA filing is a very complex document and we are being meticulous in the preparation of the document. Our clinical monitors and research assistants are in the process of visiting the multiple clinical study sites around the country and are collecting data generated at each of these sites. All data must be reviewed and checked to clarify any inconsistencies or inaccuracies that turn up. Due to the human factor, these types of problems occur in all clinical trials. These gaps and inconsistencies in data must be resolved with the respective clinical investigators, while maintaining a clear record of events which allows the FDA to conduct a meaningful audit of these records.

         We had originally targeted a late 2004 filing date for this NDA for Ampligen(R). In order to respond to recent changes in the regulatory environment that place a greater emphasis on the safety and efficacy of all new experimental drug candidates, we are now incorporating a larger sample of data from our previous trials. The NDA filing will now include data accumulated from 40,000 administrations of the studied drug to approximately 700 CFS patients.

         We believe that our recently completed AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS is the most comprehensive study ever conducted in ME/CFS. This Phase III clinical trial, which was conducted over a six year period, involved an enrollment of more than 230 severely debilitated CFS patients and was conducted at twelve medical centers throughout the United States. The study is serving as the basis for us to file a new drug application with the FDA. As discussed above, we have hired additional personnel and are in the process of analyzing the clinical data and preparing the NDA. The FDA review process of the NDA could take 18-24 months and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our application ("NDA"). Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

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

         The experimental Ampligen(R) treatment in ME/CFS improved exercise duration up to two times more than approved (or approvable) drugs for their respective chronic disease indications. Ampligen(R) increased the percentage improvement in endurance by 15% over the placebo group. In the ME/CFS study, maximal oxygen consumption (VO2max) increased with Ampligen vs. Placebo. There was a high correlation between improvement in exercise duration and increase in VO2 max (p is less than 0.0001). VO2max is a measure of oxygen consumption at maximum exertion.

         By  comparison,  analysis  of  seven  recent  clinical  studies,  which resulted in commercial approvals (or "approvable" letters) for various drugs used in these other allied disease categories (both CHF and PAH), showed much lower magnitudes of physical performance improvements due to therapeutic interventions. For example, in CHF: Fosinopril (6.7% improvement), Captopril (6.2%), Ranolazine (6.5%) and Ranolazine (5.7%); in PAH, Tracleer (10.6% improvement), Remodulin (8.0%), and Remodulin (4.1%). All therapeutic measurements in these seven other studies were determined by exercise treadmill testing (or extent of walking), similar or identical to the therapeutic endpoint used in the CFS study.

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

         The Amp 720 HIV study is a treatment using a Strategic Treatment Interruption (STI). The patients' antiviral HAART regimens are interrupted and Ampligen(R) is substituted as mono-immunotherapy. Ampligen(R) is an experimental immunotherapeutic designed to display both antiviral and immune enhancing characteristics. Prolonged use of Highly Active Antiretroviral Therapy (HAART) has been associated with long-term, potentially fatal, toxicities. The clinical study AMP 720 is designed to address these issues by evaluating the administration of our lead experimental agent, Ampligen(R), a double stranded RNA drug acting potentially both as an immunomodulator and antiviral. Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks. In July 2005, we enrolled two new patients in this study. 41 HIV patients have already participated in this 64 week study. It is difficult to estimate the duration or projected costs of this clinical trial due to the many variables involved, i.e.: patient drop out rate, recruitment of clinical investigators, etc. The length of the study and costs related to our clinical trials cannot be determined at this time as such will be materially influenced by (a) the number of clinical investigators needed to recruit and treat the required number of patients, (b) the rate of accrual of patients and (c) the retention of patients in the studies and their adherence to the study protocol requirements. Under optimal conditions, the cost of completing the studies could be approximately $2.5 to $3.0 million if the target of 120 patients is achieved. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, as there is competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment may compete for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial will be conducted or not. In case a Phase III study is required; the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we may obtain revenues from our HIV treatment indications.

         A clinical study has been approved by the Clinical Research Ethics Committee of the Kowloon West Cluster at the Princess Margaret Hospital in Hong Kong to evaluate the use of Alferon(R) LDO (Low Dose Oral Interferon Alfa-N3, Human Leukocyte Derived) in normal volunteers and/or asymptomatic subjects with exposure to a person known to have Severe Acute Respiratory Syndrome (SARS).

         A clinical study to evaluate the use of Alferon(R) LDO in HIV infected volunteers has been initiated in Philadelphia, PA at Drexel University. The study is designed to determine whether Alferon(R) LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. The initial patient enrolled in this study in July 2005. The trial methodology may have implications for treating other emerging viruses such as avian influenza (bird flu). Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to a recently convened World Health Organization (WHO) expert panel in November 2004. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective. We have prepared more than 300,000 doses of Alferon LDO for appropriate clinical programs.

         In September 2004, we commenced a clinical trial using Alferon N Injection to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hospital and the Weill Medical College of Cornell University will be conducting this double-blinded, placebo controlled trial. This study plans to enroll 60 patients as they become available. As of July 28, 2005, four patients have entered this study. The CDC reports that 61 cases of West Nile Virus have been reported in the US as of July 26, 2005.

         In  order  to  obtain  Ampligen(R)  raw  materials  on a  more  regular production basis, we consolidated and transfered relevant manufacturing operations into our New Brunswick, New Jersey facility during the first quarter 2005. This consolidation and transfer of manufacturing operations was implemented as an inspection of the Ribotech facility in South Africa, our previous supplier of Ampligen(R) raw materials, indicated that it did not, at present, meet the necessary standards for a fully certified commercial process. The transfer of Ampligen(R) raw materials manufacture to our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen's raw materials, keeping costs down and controlling regulatory compliance issues (other parts of the 43,000 sq. ft. wholly owned facility are FDA approved for Alferon N manufacture). The cost of installing this production line including modifications to our New Brunswick facility is estimated at $1,800,000. This may delay certain steps in the commercialization process, specifically a targeted NDA filing.

         In connection with settling various manufacturing infractions previously noted by the FDA, Schering-Plough ("Schering") entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering has advised us that it would no longer manufacture Ampligen(R) in this facility beyond 2004 and would assist us in an orderly transfer of said
activities   to  other  non   Schering   facilities.   We  had  entered  into  a
Confidentiality Agreement with Mayne Pharma Pty, Ltd ("Mayne") to lead to reinitiation and expansion of its Ampligen(R) manufacturing program. However, senior management at Mayne's Mulgrave operations in Australia recently informed us that they are ceasing to continue with all development activities associated with potential contract customers and all other contract business will be progressively scaled down over the next couple of years. Therefore, Mayne's Mulgrave facility in Australia will no longer be a possibility for manufacturing. We have obtained two proposals from manufacturers in the US and expect to obtain at least two more for the manufacturing of Ampligen. We want to qualify at least two GMP facilities in order to maintain a minimum of two independent production sites. If we are unable to engage a contract manufacturer in a timely manner, our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.

General and Administrative Expenses

         General and Administrative ("G&A") expenses for the three months ended June 30, 2005 and 2004 were approximately $1,409,000 and $1,076,000, respectively. The increase in G&A expenses of $333,000 during this period is primarily due to higher professional fees, specifically legal costs associated with a lawsuit we initiated seeking injunction relief and damages against a conspiratorial group alleging that this conspiratorial group had engaged in illegal activities to take over Hemispherx and enrich themselves at the expense of our shareholders. See Item 1. "Legal Proceedings" in Part II - Other Information, below for more information.

Interest and Other Income

         Interest and other income for the three months ended June 30, 2005 and 2004 totaled $63,000 and $13,000, respectively. The increase in interest and other income during the current quarter can primarily be attributed to the maturing of marketable securities during the 2005 period. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

         Non-cash financing costs were approximately $1,402,000 for the three months ended June 30, 2005 versus $3,669,000 in charges for the same three months a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These charges are amortized over the life of the debentures. The main reason for the decrease in financing costs of $2,267,000 can be attributed to the aggregate total of these charges being reduced since the second quarter 2004 due to decreased amortization charges as well as charges related to the conversion of debentures. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Six months ended June 30, 2005 versus Six months ended June 30, 2004

Net loss

     Our net loss of $6,871,000 for the six months ended June 30, 2005 was down $7,126,000 or 51% compared to the same period in 2004. This reduction was primarily due to: 1) lower costs associated with non-cash financing charges related to convertible debentures, These lower non-cash financing costs of $5,029,000 represented 71% of the change in net loss from period to period, 2) production/costs of good sold expenditures were down $1,092,000 due to expenditures during the first half of 2004 associated with ramping up of the New Brunswick facility for further production of Alferon N Injection(R), and 3) lower non-cash stock compensation expenses. Net losses per share were $(.14) for current period versus $(.33) in the same period 2004.

Revenues

         Revenues for the six months ended June 30, 2005 were $558,000 as compared to revenues of $639,000 for the same period in 2004. Ampligen sold under the cost recovery clinical program was down $2,000 (2%) and Alferon N Injection sales were down $79,000 (14%). For more information concerning revenue, see the revenue section contained in the results of operations for the three months ended June 30, 2005 versus three months ended June 30, 2004 discussed above.

Production costs/cost of goods sold

         Production costs for the six months ended June 30, 2004 were $1,052,000. These costs represented expenditures associated with preparing the New Brunswick facility for further production of Alferon N Injection(R) in the first half of 2004. There were no production costs for Alferon N Injection during the first six months of 2005 as we concentrated on the completion of the consolidation of all manufacturing and research and development activities within our own Good Manufacturing Practice (GMP) Facility in New Brunswick for Ampligen. This consolidation will improve efficiency and compliance procedures and bring the facility in line with worldwide drug manufacturing standards.

         Cost of goods sold for the six months ended June 30, 2005 and 2004 were $201,000 and $241,000, respectively. For more information concerning production/cost of goods sold, see the production/costs of goods sold section contained in the results of operations for the three months ended June 30, 2005 versus three months ended June 30, 2004 discussed above.

Research and Development costs

         Overall research and development direct costs for the six months ended June 30, 2005 and 2004 were $2,426,000 and $1,720,000, respectively. For more information on research and development activities, see the research and development section contained within the results of operations for the three months ended June 30, 2005 versus three months ended June 30, 2004 discussed above.

General and Administrative Expenses

         General and Administrative ("G&A") expenses for the six months ended June 30, 2005 and 2004 were approximately $2,391,000 and $3,921,000, respectively. The decrease in G&A expenses of $1,530,000 during this period is primarily due to a non-cash stock compensation charge of $1,769,000 resulting from the issuance of 1,450,000 warrants to purchase common stock at $2.20 per share to Dr. Carter in 2003 that vested in the first quarter 2004. The warrants vested upon the second ISI asset closing which occurred on March 17, 2004.
Please see "Item 11. Executive Compensation." contained within our Form 10K filed with the Securities and Exchange Commission on March 16, 2005, for more details on how Dr. Carter was compensated. Higher professional fees, specifically legal costs, during the first six months of 2005, slightly offset this decrease in G & A expenses, from period to period. The costs were associated with a lawsuit we initiated seeking injunction relief and damages against a conspiratorial group alleging that this conspiratorial group had engaged in illegal activities to take over Hemispherx and enrich themselves at the expense of our shareholders. See also Item 1. "Legal Proceedings" in Part II
- Other Information, below for more information.

Interest and Other Income

         Interest and other income for the six months ended June 30, 2005 and 2004 totaled $293,000 and $24,000, respectively. The increase in interest and other income during the current quarter can primarily be attributed to the maturing of marketable securities during the 2005 period. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

         Non-cash financing costs were approximately $2,491,000 for the six months ended June 30, 2005 versus $7,520,000 for the same three months a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." The main reason for the decrease in financing costs of $5,029,000 can be attributed to the aggregate total of these charges being reduced since the first half of 2004 due to decreased amortization charges. Also, in regard to connection with a redemption obligation with the January 2004 Debenture, we recorded additional financing costs of approximately $947,000 in the first quarter 2004. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Liquidity And Capital Resources

         Cash used in  operating  activities  for the six months  ended June 30,
2005 was  $3,865,000.  As of June 30,  2005,  we had  approximately  $12,614,000 million in cash and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. For detailed information on our debenture and equity financings during this period, please see Note 7 in the consolidated financial statements contained herein.

     In May 2005, we committed to purchase lab equipment related to the manufacture of Ampligen raw material ("polymers") in the amount of approximately $628,000. The overall cost of establishing the polymer production line at the New Brunswick facility is estimated at $1,800,000.

     As of August 2, 2005, the outstanding principal of our convertible debentures was $6,098,696 of which $2,071,178 matures on October 29, 2005 unless converted into our common stock at $2.02 per share. The remaining principal on the January 2004 Debentures was $2,194,185. The investors converted $139,150 principal amount of the January 2004 Debenture into 55,000 shares of common stock. In addition, installment payments of $1,666,665 were made to our investors amounting to 941,136 shares of our common stock. The remaining principal balance on the July 2004 Debentures was $1,833,333. One installment payment of $166,667 was made in July 2005 to our investors amounting to 102,148 shares of our common stock.

         On July 8, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at our discretion. In our discretion, we may elect to sell less common stock to Fusion Capital than the daily amount and we may increase the daily amount as the market price of our stock increases. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of the common stock is less than $1.00

         Pursuant to our agreement with Fusion Capital, we have registered for public sale by Fusion Capital up to 10,795,597 shares of our common stock. However, in the event that we decide to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, we would first seek stockholder approval in order to be in compliance with American Stock Exchange rules.

         This funding arrangement with Fusion Capital plus our current cash position should be sufficient to meet our operating cash requirements for the next 30 months. However, we may need to raise additional funds through equity or debt financing or from other sources to the extent that we do not receive adequate funding from Fusion Capital (see "Risk Factors - We may require additional financing that may not be available") and to complete the regulatory processes including the commercialization of Ampligen products. There can be no assurances that we will raise funds from these or other sources, which may have a material adverse effect on our ability to develop our products.

         Also, because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory processes, including the commercializing of Ampligen products.

         There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

         We had approximately $12,614,000 in cash and cash equivalents and short-term investments at June 30, 2005. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

         We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

Item 4: Controls and Procedures

         Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2005 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

         On September 30, 1998, we filed a multi-count  complaint against Manuel
P. Asensio, Asensio & Company, Inc. ("Asensio"). The action included claims of defamation, disparagement, tortuous interference with existing and prospective business relations and conspiracy, arising out of Asensio's false and defamatory statements. The complaint further alleged that Asensio defamed and disparaged us in furtherance of a manipulative, deceptive and unlawful short-selling scheme in August and September, 1998. In 1999, Asensio filed an answer and counterclaim alleging that in response to Asensio's strong sell recommendation and other press releases, we made defamatory statements about Asensio. We denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, we transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002. A jury verdict disallowed the claims against the defendants for defamation and disparagement and the court granted us a directed verdict on the counterclaim. On July 2, 2002 the Court entered an order granting us a new trial against Asensio for defamation and disparagement. Thereafter, Asensio appealed the granting of a new trial to the Superior Court of Pennsylvania. The Superior Court of Pennsylvania has denied Asensio's appeal. Asensio petitioned the Supreme Court of Pennsylvania for allowance of an appeal, which was denied. We now anticipate the scheduling of a new trial against Asensio for defamation and disparagement in the Philadelphia Common Pleas Court.

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

         In December, 2004 we filed a multicount complaint in federal court (Southern District of Florida) against a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hostile takeover of Hemispherx. The lawsuit alleges that the conspiratorial group commenced with a plan to seize control of our cash and proprietary assets by an illegal campaign to drive down our stock price and publish disparaging reports on our management and current fiduciaries. The lawsuit seeks monetary damages from each member of the conspiratorial group as well as injunctions preventing further recurrences of their misconduct. The conspiratorial group includes Bioclones, a privately held South African Biopharmaceutical company that collaborated with us, and Johannesburg Consolidated Investments, a South African corporation, Cyril Donninger, R. B. Kebble, H. C. Buitendag, Bart Goemaere, and John Doe(s). Bioclones, Johannesburg Consolidated Investments, Cyril Donninger, R. B. Kebble and H.C. Buitendag filed a motion to dismiss the complaint, which was granted by the court. We are in the process of appealing this decision to the 11th federal circuit court of appeals.

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

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

         During the quarter ended June 30, 2005, we issued 1) an aggregate of 33,332 shares to our Directors as part of their quarterly compensation and 2) an aggregate of 110,379 shares to three entities for services performed.

         All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         We did not repurchase any of our securities during the quarter ended June 30, 2005.

ITEM 3:   Defaults upon Senior Securities

None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Stockholders on June 22, 2005. At that meeting, total shares voted were 37,170,441 shares out of 50,028,237 shares eligible to vote.

         At the meeting, stockholders approved the following:



Election of Directors:
                                                For                   Withheld

William A. Carter, M.D.                      36,747,394                 424,047
Richard C. Piani, Esq.                       36,990,796                 179,645
Ransom W. Etheridge, Esq.                    37,005,756                 164,685
William M. Mitchell. Ph.D., M.D.             37,015,756                 154,685
Iraj-Eqhbal Kiani, Ph.D.                     36,970,101                 200,340
Steven D. Spence                             37,018,453                 151,988

Ratification of the selection of BDO Seidman, LLP, as our independent auditors for the year ending December 31, 2005.

For: 37,016,810 Against: 148,231 Abstain: 5,400

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


Date: August 9, 2005

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


Date:  August 9, 2005


                                    /s/ William A. Carter
                                    -----------------------
                                    William A. Carter
                                    Chief Executive Officer

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


Date:  August 9, 2005

                                            /s/ Robert E. Peterson
                                            ----------------------
                                            Robert Peterson
                                            Chief Financial Officer

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: August 9, 2005


                                                 /s/ William A. Carter
                                                --------------------------
                                                 William A. Carter
                                                 Chief Executive Officer

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: August 9, 2005


                                                   /s/ Robert E. Peterson
                                                   ----------------------
                                                   Robert E. Peterson
                                                   Chief Financial Officer