Form 10-Q
period 2005-09-30
HEMISPHERX BIOPHARMA INC
filed 2005-11-09
CIK 946644

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). / / Yes /X/ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). /X/ Yes // No

54,070,278 shares of common stock were issued and outstanding as of November 1, 2005.

                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                 December 31,         September 30,
                                                                                ------------         -------------
                                                                                    2004                  2005
                                                                                    ----                  ----
                                 ASSETS
Current assets:
 Cash and cash equivalents                                                             $8,813                   $4,966
 Short term investments                                                                 7,924                    6,666
 Inventory, net (Note 4)                                                                2,148                    1,834
 Accounts and other receivables (Note 5)                                                  139                       68
 Prepaid expenses and other current assets                                                266                      168

                                                                          --------------------    ---------------------
         Total current assets                                                          19,290                   13,702
                                                                          --------------------    ---------------------

Property and equipment, net                                                             3,303                    3,331
Patent and trademark rights, net                                                          908                      793
Investment (Note 3)                                                                        35                       35
Deferred financing costs                                                                  319                      114
Advance receivable (Note 7)                                                             1,300                    1,300
Other assets                                                                               17                      191

                                                                          --------------------    ---------------------
         Total assets                                                                $ 25,172                 $ 19,466
                                                                          ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                       $ 526                    $ 476
 Accrued expenses (Note 5)                                                              1,012                      319
 Current portion of long-term debt, net                                                 3,248                    4,941
                                                                          --------------------    ---------------------
 Total current liabilities                                                              4,786                    5,736
                                                                          --------------------    ---------------------

 Long-Term Debt-net of current portion (Note 7)                                           305                        -

Commitments and contingencies
(Notes 6, 7, 8, 9 and 11)

Stockholders' equity (Note 8):
 Common stock                                                                              50                       52
 Additional paid-in capital                                                           158,024                  161,653
 Accumulated other comprehensive loss                                                     (10)                    (234)
 Accumulated deficit                                                                 (137,983)                (147,741)
                                                                          --------------------    ---------------------
 Total stockholders' equity                                                            20,081                   13,730
                                                                          --------------------    ---------------------

 Total liabilities and stockholders' equity                                           $25,172                  $19,466
                                                                          ====================    =====================


See accompanying notes to condensed consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                   Three months ended September 30,
                                                                      2004                2005
                                                                      ----                ----
Revenues:
Sales of product net                                                       $ 222               $  216
Clinical treatment programs                                                   36                   55
                                                                -----------------   -----------------

Total Revenues:                                                              258                  271

Costs and expenses:
Production/cost of goods sold                                                699                   93
Research and development                                                     974                  913
General and administrative                                                 1,299                1,380
                                                                -----------------   -----------------

Total costs and expenses                                                   2,972                2,386

Impairment loss                                                             (373)                  -
Interest and other income                                                     32                  491
Interest expense                                                             (66)                (84)
Financing costs (Note 7)                                                  (3,886)             (1,179)
                                                                -----------------   -----------------


Net loss                                                                $ (7,007)           $ (2,887)
                                                                       ==========          =========

Basic and diluted loss per share                                          $ (.15)             $ (.06)
                                                                          =======             =======

Weighted average shares outstanding                                    47,062,018          51,301,946
                                                                       ==========          ==========


See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                    Nine months ended September 30,
                                                                      2004                2005
                                                                      ----                ----
Revenues:
Sales of product net                                                       $ 779               $  685
Clinical treatment programs                                                  128                  144
                                                                -----------------   -----------------

Total Revenues:                                                              907                  829

Costs and expenses:
Production/cost of goods sold                                              1,991                  294
Research and development                                                   2,696                3,339
General and administrative                                                 5,229                3,771
                                                                -----------------   -----------------

Total costs and expenses                                                   9,916                7,404

Impairment loss                                                             (373)                  -
Interest and other income                                                     56                  784
Interest expense                                                            (272)                (297)
Financing costs (Note 7)                                                 (11,406)              (3,670)
                                                                -----------------   -----------------


Net loss                                                               $ (21,004)            $ (9,758)
                                                                      ===========           =========

Basic and diluted loss per share                                          $ (.48)             $ (.19)
                                                                           =======            =======

Weighted average shares outstanding                                   43,725,586          50,461,043
                                                                      ===========          ==========


See accompanying notes to consolidated financial statements.


                                                            HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                                                     Consolidated Statements of Changes in Stockholder Equity
                                                           For the Nine Months Ended September 30, 2005
                                                                 (in thousands, except share data)


                                                     Common stock     Additional  Accumulated other                 Total
                                                     ------------      paid-in    Comprehensive   Accumulated    stockholders'
                                                 Shares      Amount    capital    Income (Loss)     deficit        equity
                                                ----------------------------------------------------------------------------
 Balance as of December 31, 2004                49,631,766   $ 50    $ 158,024  $     (10)       $ (137,983)    $   20,081
Warrants Converted                                   5,000                   9                                           9

Shares issued in payment of accounts
payable and private placement                    1,228,435                 944                                         944

Shares issued for  debt payments                 1,066,887      2        1,610                                       1,612

Shares issued for interest on convertible debt     192,008                 317                                         317
Stock Compensation                                                         283                                         283
Revaluation of May 2009 Warrants                                           466                                         466

 Net Loss                                                                            (224)          ( 9,758)         (9,982)
                                               ------------------------------------------------------------------------------
 Balance as of September 30, 2005               52,124,396   $ 52    $ 161,653  $    (234)       $ (147,741)    $   13,730
                                               ------------------------------------------------------------------------------

 See accompanying notes to financial statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2004 and 2005
                                 (in thousands)

                                                                   2004                 2005
                                                                   ----                 ----
Cash flows from operating activities:
 Net loss                                                        $ (21,004)          $(9,758)

Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation of property and
   Equipment                                                            83                87
 Amortization of patent and
   Trademark rights                                                    276               222
 Amortization of deferred
   Financing costs                                                  10,720               205
 Financing cost related to
   redemption obligation                                               686             3,464
 Stock warrant compensation
   Expense                                                           2,000               283
   Interest expense                                                    272               317
Impairment loss                                                        373                 -
Changes in assets and liabilities:
 Inventory                                                             613               314
 Accounts and other receivables                                       (87)                71
 Deferred revenue                                                      497                 -
 Prepaid expenses and other
   Current assets                                                      103                98
 Accounts payable                                                      522               107
 Accrued expenses                                                     (266)             (693)
 Other assets                                                          (6)                 -
                                                          ----------------    ----------------
 Net cash used in Operating
   Activities                                                       (5,218)           (5,283)
                                                          ----------------    ----------------
Cash flows from investing activities:
 Purchase of land and building                                      (1,689)               -
 Purchase of property and
   Equipment, net                                                        -             (289)
 Additions to patent and trademark
   Rights                                                             (168)            (107)
 Maturity of short term
   Investments                                                       1,496            7,934
 Purchase of short term
   Investments                                                      (6,009)          (6,900)
Deferred acquisition costs                                           1,546               -
                                                          ----------------    ----------------

 Net cash (used) in provided by Investing Activities              $ (4,824)          $ 638
                                                          ----------------    ----------------


                                   (CONTINUED)


                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 2004 and 2005
                                 (in thousands)
                                                                   2004              2005
                                                                   ----              ----
Cash flows from financing activities:
 Proceeds from long-term borrowing                                $ 7,550               $ -
 Deferred financing costs                                           (550)                 -
 Proceeds from exercise of stock
   Warrants                                                         5,100                 8
Proceeds from sale of stock                                         6,983               790

                                                          ---------------    --------------
 Net cash provided by financing
   Activities                                                      19,083               798
                                                          ---------------    --------------

 Net increase (decrease) in cash and cash equivalents
                                                                     9,041           (3,847)

Cash and cash equivalents at beginning of period
                                                                    3,764             8,813
                                                          ---------------    --------------

Cash and cash equivalents  at end of period
                                                                  $12,805            $4,966
                                                                  =======            ======

Supplemental disclosures of cash flow information:
Issuance of common stock for
accounts payable, accrued
expenses and private placement                                      $ 311             $ 155
                                                                    =====             =====

Issuance of common stock for
purchase of building                                              $ 1,626             $  -
                                                                  =======              ====
Issuance of common stock for
debt conversion, debt
payments and interest payments                                     $7,216            $1,929
                                                                   ======            ======

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

The weighted average assumptions used for the period presented are as follows:

                                             September 30,
                                          2004          2005
                                          ----          ----
Risk-free interest rate                   2.25%         4.81%
Expected lives                            5 years       5 years
Expected volatility                       68.92%-69.68% 58.78%-60.67%


Had compensation cost for the Company's option plans been determined, using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the nine months ended September 30, 2004 and 2005 would have been as follows:

                                            (In Thousands)
                                           Nine Months Ended
                                             September 30,
                                           ---------------
                                          2004          2005

Net (loss) as reported                $(21,004)     $ (9,758)

Add: Stock based employee
compensation expense
Included in reported net loss            2,000           283



Deduct:
Total stock based employee
compensation determined
under fair value method
for all awards                           (813)         (373)
                                         -----         ------

Pro forma net loss                   $(19,817)      $(9,848)
                                      ========       =======

Basic and diluted loss
per share
As reported                             $(.48)       $ (.19)
Pro forma                               $(.45)       $ (.20)

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

Inventories consist of the following:
                                            (In thousands)
                                December 31, 2004    September 30, 2005

Raw materials-work in process         $ 1,711                 $1,711
Finished goods,
net of $100,000 reserve                   437                    123
                                          ---                   ----
                                      $ 2,148                 $1,834
                                      =======                 ======

The Company's reserve for R&D utilization as of September 30, 2005, totaled $100,000 for Alferon N Injection(R) finished goods. The FDA recently extended the shelf-life of Alferon N Injection(R) to 24 months. The reserve represents product that may not be sold prior to expiration of its shelf-life.

NOTE 5:  REVENUE AND LICENSING FEE INCOME

The Company executed a Memorandum of Understanding (MOU) in January 2004 with Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The Company received an initial fee of 400,000 Euros (approximately $497,000 US) in 2004. On November 9, 2004, the Company and Fuji terminated the MOU by mutual agreement. The Company did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome (CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, the Company has determined to follow a decentralized filing procedure which was not anticipated in the MOU. The Company believes that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties the Company refunded 200,000 Euros to Fuji. The Company has determined that all obligations under the MOU with Fujisawa have been fulfilled and therefore $241,000 was recorded in September 2005 as other income. Fuji and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") have reached a definitive agreement upon the terms of their merger, which took effect on April 1, 2005. Yamanouchi will be the surviving company and Fuji will be dissolved. The combined company name will be Astellas Pharma, Inc.

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

During the period ended September 30, 2005, the Company did not receive any grant monies from local, state and or Federal Agencies.

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

Note 6: ACQUISITION OF ASSETS OF INTERFERON SCIENCES, INC. ("ISI")

On March 11, 2003, the Company acquired from ISI, ISI's inventory of ALFERON N Injection(R) and a limited license for the production, manufacture, use, marketing and sale of this product. As partial consideration, the Company issued 487,028 shares of its common stock to ISI. Pursuant to their agreements with ISI, the Company registered these shares for public sale and ISI reported that it sold all of these shares. The Company also agreed to pay ISI 6% of the net sales of ALFERON N Injection(R).

On March 11, 2003, the Company also entered into an agreement to purchase from ISI all of its rights to the product and other assets related to the product including, but not limited to, real estate and machinery. For these assets, the Company issued to ISI an additional 487,028 shares and issued 314,465 shares and 267,296 shares, respectively to the American National Red Cross and GP Strategies Corporation, two creditors of ISI. The Company guaranteed the market value of all but 62,500 of these shares to be $1.59 per share on the termination date. ISI, GP Strategies and the American National Red Cross reported that they sold all of their shares.

Pursuant to the acquisition agreement, the Company satisfied other liabilities of ISI which were past due and secured by a lien on ISI's real estate and pays ISI a 6% royalty on the net sales of products containing natural alpha interferon.

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
                                              ===========

The Company accounted for these transactions as a Business Combination under SFAS No. 141 Accounting for Business Combinations.


Note 7: DEBENTURE FINANCING

Long-term debt consists of the following:

                                                    (in thousands)
                                            December           September
                                            31, 2004           30, 2005

October 2003 Debenture                      $2,072               $2,072
January 2004 Debenture                       3,083                1,972
July 2004 Debenture                          2,000                1,500
                                            --------            --------
Total                                        7,155                5,543

Less Discounts                              (3,602)                (602)
                                             ------               ------
Balance                                      3,553                4,941

Less Current Portion of long-term debt
 (net of discounts of $3,239 and $662
  respectively)                             (3,248)              (4,941)
                                            -------              ------

Total long-term debt                         $ 305               $    -
                                             =====               ======

Debentures

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

On January 26, 2004, the Company issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "July 2009 Warrants") and 158,103 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate net proceeds of $3,695,000. Pursuant to the terms of the January 2004 debentures, commencing July 26, 2004, the Company began to repay the then outstanding principal amount under the Debentures in monthly installments amortized over 18 months in cash or, at our option, in shares of common stock. After two installment payments of $111,111 in our common stock, one debenture holder exercised its right to waive further installment payments on its note.

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

The investors exercised the Additional Investment Rights and acquired additional debentures (the "July 2004 Debentures") on July 13, 2004 and the Company received net proceeds of $1,860,000. The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. Pursuant to the terms of the July 2004 Debentures, commencing July 26, 2005, the Company began to repay the then outstanding principal amount under the Debentures in monthly installments amortized over six months in cash or, at our option, in shares of common stock. One debenture holder exercised its right to waive installment payments on its note.

The October 2003 Debenture in the principal amount of $4,142,357 matures on October 31, 2005, and the January and July 2004 Debentures in the principal amount of $4,000,000 and $2,000,000, respectively, mature on January 31, 2006. All debentures bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date.

The October 2003, January 2004 and July 2004 Debentures (collectively, the "Debentures") are convertible at the option of the investors at any time through their respective maturity dates into shares of our common stock. The conversion price under the October 2003 Debentures is fixed at $2.02 per share. The conversion price under the January 2004 and July 2004 Debentures was fixed at $2.53 and $2.58 per share, respectively. Upon completion of the August 2004 Private Placement (see Note 8 below), the conversion price was lowered to $2.08 per share for both the January and July 2004 Debenture issuances. All conversion prices under the above debentures are subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company does not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date.

As of September 30, 2005, the investors have converted an aggregate $2,210,328 principal amount of debt from the Debentures as noted below:

---------------------- --------------- -------------- ------------- ------------- ------------- -------------
                                       Debt           Installment                 Common        Common
                       Original        Conversion     payments in   Remaining     Shares        Shares
                       Principal       to Common      Common        Principal     issued for    issued in
Debenture              Amount          Shares         Shares        Amount        Conversion    installments
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
October 2003              $ 4,142,357      2,071,178                  $2,071,179     1,025,336             -
                                                                 -
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
January 2004              $ 4,000,000        139,150     1,888,888    $1,971,962        55,000     1,094,149
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
July 2004                 $ 2,000,000              -       500,000    $1,500,000             -       331,669
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
Totals                   $ 10,142,357      2,210,328     2,388,888    $5,543,141     1,080,336     1,425,818
---------------------- --------------- -------------- ------------- ------------- ------------- -------------

Additional Warrants

On May 14, 2004, in consideration for the Debenture holders' exercise of all of the June 2008 Warrants, the Company issued to the holders warrants (the "May 2009 Warrants") to purchase an aggregate of 1,300,000 shares of the Company's common stock. The Company issued 1,000,000 shares of common stock and received gross proceeds of $2,400,000 from the exercise of the June 2008 Warrants.

The May 2009 Warrants are to acquire at any time commencing on November 14, 2004 through April 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $4.50 per share. This transaction generated a non-cash charge of about $2,355,000 in financing costs during the second quarter of 2004. Upon completion of the August 2004 Private Placement (see Note 8 below), the exercise price was lowered to $4.008 per share. On May 14, 2005, the exercise price of these May 2009 Warrants was reset again to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between May 15, 2004 and May 13, 2005. The exercise price (and the reset price) under the May 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $4.008 per share. The financing associated with the second reset was not material.

On July 13, 2004, the Debenture holders exercised all of the July 2003 and October 2003 Warrants amounting to approximately $2,198,980 in gross proceeds to the Company. The Company issued to these holders warrants (the "June 2009 Warrants") to purchase an aggregate of 1,300,000 shares of common stock. The issuance of these warrants resulted in an additional debt discount to the note of $1,320,000 as explained below and a financing charge of $2,351,000.

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

Registration Rights Agreement

The Company entered into Registration Rights Agreements with the investors in connection with the issuance of (i) the Debentures; (ii) October 2008, July 2009, May 2009, and June 2009 Warrants (collectively, the "Warrants"); and (iii) the shares issued in January 2004. Pursuant to the Registration Rights Agreements the Company has registered on behalf of the investors the shares issued to them in January 2004 and 135% of the shares issuable upon conversion of the Debentures and upon exercise of all of the Warrants. If, subject to certain exceptions, sales of all shares so registered cannot be made pursuant to the registration statements, then the Company will be required to pay to the investors their pro rata share of $.00067 times the outstanding principal amount of the relevant Debentures for each day the above condition exists.

Investment Banking Fees

By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the private debenture placements in July and October 2003 and in January, May and July 2004, the Company paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the Debenture holders and issued to Cardinal the following warrants to purchase common stock: (i) 112,500 exercisable at $2.57 per share; (ii) 87,500 exercisable at $2.42 per share; and (iii) 100,000 exercisable at $3.04 per share. The $2.57 warrants expire on July 10, 2008, the $2.42 warrants expire on October 29, 2008 and the $3.04 warrants expire on January 5, 2009. With regard to the exercise of the June 2008 Warrants and issuance of the May 2009 Warrants, Cardinal received an investment banking fee of 7%, half in cash and half in shares. With regard to the exercise of the Additional Investment Rights, the July 2008 and October 2008 Warrants and issuance of the July 2009 Warrants, Cardinal received an investment banking fee of 7%, 146,980 in cash and 22,703 in shares as well as 50,000 warrants exercisable at $4.07 expiring on July 12, 2009. By agreement with Cardinal, the Company has registered all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public resale. As a result of all of the transactions discussed above, the Company recorded $1,430,000 as additional debt discounts.

Section 713 of the American Stock Exchange Company Guide

As discussed below, Section 713 of the American Stock Exchange ("AMEX") Company Guide provides that the Company must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of our outstanding common stock (the "Exchange Cap"). The Debentures and Warrants have provisions that require us to pay cash in lieu of issuing shares upon conversion of the Debentures or exercise of the Warrants if the Company is prevented from issuing such shares because of the Exchange Cap. In May 2004, the Debenture holders agreed to amend the provisions of these Debentures and Warrants to limit the maximum amount of funds that the holders could receive in lieu of shares upon conversion of the Debentures and/or exercise of the Warrants in the event that the Exchange Cap was reached to 119.9% of the conversion price of the relevant Debentures and 19.9% of the relevant Warrant exercise price. See below for the accounting effect on this matter.

Section 713 of the AMEX Company Guide provides that the Company must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of our outstanding common stock (the "Exchange Cap"). Taken separately, the Debenture transactions do not trigger Section 713. However, the AMEX took the position that these transactions should be aggregated and, as such, stockholder approval was required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that the Company could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, the Company recorded on January 26, 2004, a redemption obligation of approximately $1,244,000. This liability represented the fair market value of the warrants and beneficial conversion feature related to the 1,299,000 shares.

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

Accounting Guidance

The October, January 2004 and July 2004 Debenture issuances and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion
features  or  contingency   adjustable  conversion  and  with  EITF  No.  00-27:
Application of issue No. 98-5 to Certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

Collateral and Financial Covenants

Pursuant to the terms and conditions of all of the outstanding Debentures, the Company has pledged all of the Company's assets, other than the Company's intellectual property, as collateral, and the Company is subject to comply with certain financial covenants. As of September 30, 2005, the Company was in compliance with debt covenants contained within its debenture agreements.

The Company has paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through September 30, 2005 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of September 30, 2005. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default. In addition, in connection with the Debenture agreements, the Company has outstanding letters of credit of $1 million as additional collateral.

Note 8: EQUITY FINANCING

On August 5, 2004, the Company closed a private placement with select institutional investors ("August 2004 Private Placement") of approximately 3,617,300 shares of its Common Stock and warrants to purchase an aggregate of up to approximately 1,085,200 shares of its Common Stock. Jefferies & Company, Inc. acted as Placement Agent for which it received a fee and warrants to purchase Common Stock. The Company raised approximately $6,984,000 net proceeds from this private offering.

The Warrant issued to each purchaser is exercisable for up to 30% of the number of shares of Common Stock purchased by such Purchaser, at an exercise price equal to $2.86 per share. Each Warrant has a term of five years and is fully exercisable from the date of issuance.

Pursuant to the Registration Rights Agreement, made and entered into as of August 5, 2004 (the "Rights Agreement"), the Company registered the resales of the shares issued to the Purchasers and shares issuable upon the exercise of the Warrants.

By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the August 2004 Private Placement with select institutional investors, the Company paid Cardinal Securities, LLC an investment banking fee of $140,000. The Company paid Cardinal one-half of the fee in cash with the remainder being paid with the issuance of 50,000 warrants to purchase common stock exercisable at $2.50 per share expiring on March 31, 2010 and 46,667 shares of common stock. By agreement with Cardinal, the Company has agreed to register all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public resale.

Closing of the August 2004 Private Placement triggered the anti-dilution provisions of the January 2004 Debentures and the July 2004 Debentures and the July 2009 Warrants and the June 2009 Warrants. The conversion price adjustment for the Debentures noted above resulted in an adjustment of $1,320,000 in the third quarter 2004 to the Debenture discount and additional paid-in-capital using the Black-Scholes Method. Any adjustment to the Debenture discount will be amortized over the remaining life of the Debentures.

On July 8, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of the Company's common stock up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at the Company's discretion. In the Company's discretion, it may elect to sell less common stock to Fusion Capital than the daily amount and we may increase the daily amount as the market price of our stock increases. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the common stock is less than $1.00.

Pursuant to our agreement with Fusion Capital, the Company has registered for public sale by Fusion Capital up to 10,795,597 shares of our common stock. However, in the event that the Company decides to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, the Company would first seek stockholder approval in order to be in compliance with American Stock Exchange rules. As of September 30, 2005, Fusion Capital has purchased 548,707 shares amounting to $789,994 in gross proceeds to the Company.

In connection with entering into the above agreement with Fusion Capital, the Company, in July 2005, issued to Fusion Capital 402,798 shares of its common stock. 392,798 of these shares represented 50% of the committment fee due Fusion Capital with the remaining 10,000 shares issued as reimbursement for expenses. An additional 392,799 shares, representing the remaining balance of the commitment, are issuable in conjunction with daily purchases of common stock by Fusion Capital. These additional commitment shares will be issued in an amount equal to the product of (x) 392,799 and (y) the Purchase Amount Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares are being purchased by Fusion Capital and the denominator of which is $20,000,000. As of September 30, 2005, Fusion Capital was issued 16,301 shares towards this commitment fee.

Note 9: EXECUTIVE COMPENSATION

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

Note 10 - EQUITY INCENTIVE PLAN

The Equity Incentive Plan authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. The Equity Incentive Plan provides for awards to be made to such officers, other key employees, non-employee directors, consultants and advisors of the Company and its subsidiaries as the board of directors may select. A maximum of 8,000,000 shares of common stock is reserved for potential issuance. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. As of September 30, 2005, the Company has granted 221,895 options to directors, officers and employees pursuant to the terms of this plan.



Note 11 - COMMITMENTS

In May 2005, the Company committed to purchase lab equipment related to the manufacture of Ampligen(R) raw material in the amount of approximately $628,000. The Company paid the initial deposit of approximately $31,400 in May 2005.

On September 9, 2005, the Company signed a Letter of Intent ("LOI") with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the contract manufacturing of Ampligen(R). In November 2005, the Company paid $100,000 upon executing the LOI in order to initiate the manufacturing project. The LOI shall remain in full force and effect for 90 calendar days or until a definitive agreement is reached. Based on the LOI, Hollister-Stier has agreed to formulate and bottle Ampligen(R) using raw materials received from the Company. The Company has an executed confidentiality agreement in place and; therefore, has commenced the preliminary transfer of the manufacturing technology to Hollister-Stier. The Company's decision to transfer relevant manufacturing technology absent of an executed agreement, was done in part to expedite the eventual manufacture of Ampligen(R) by Hollister-Stier. If the Company is unable to negotiate and finalize an agreement with Hollister-Stier, in a timely manner its plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.

Note 12 - SUSEQUENT EVENTS

On October 6, 2005, the Company entered into a material definitive agreement with the debenture holders to 1) amend the remaining outstanding debentures that were to mature on October 31, 2005 (as amended, the "Series A Debenture") and the two traunches of outstanding debentures due to mature on January 31, 2006 (as amended, respectively, the "Series B and Series C Debentures"), to a maturity date of June 30, 2007, 2) to increase the interest rate from 6% per annum to 7% per annum. In consideration for extending the maturity date of the outstanding debentures, the Company issued an aggregate of 225,000 Warrants (the "October 2009 Warrants") to the debenture holders to acquire common stock at a price of $2.50 per share at any time from October 31, 2005 through October 31, 2009. The October 2009 Warrants contain provisions for adjustment of the exerices price in the event of certain anti-dilution events. The Company agreed to register 135% of the shares issuable as interest shares that might result due to the amendments to the Debentures and issuable upon exercise of the October 2009 Warrants.

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

Our flagship products include Ampligen(R) and Alferon N Injection(R). Ampligen(R) is an experimental drug undergoing clinical development for the treatment of: Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS" or "CFS"), and HIV. In August 2004, we completed a Phase III clinical trial ("AMP 516") treating over 230 ME/CFS patients with Ampligen(R) and are in the process of preparing a new drug application ("NDA") to be filed with the FDA. Over its developmental history, Ampligen(R) has received various designations, including Orphan Drug Product Certification (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and "promising" clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). However to date, the FDA has determined it has yet to receive sufficient information to support the potential of Ampligen(R) to treat a serious or life threatening aspect of ME/CFS. The definition of the "seriousness of a condition", according to Guidance for Industry documents published in July, 2004 is "a matter of judgment, but generally based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one". The FDA has recently requested a "complete and audited report of the Amp 516 study to determine whether Ampligen(R) has a clinically meaningful benefit on a serious or life threatening aspect of ME/CFS in order to evaluate whether the Amp 516 study results do or do not support a "fast track designation". The FDA has also invited us to include a schedule for completion of all ME/CFS studies as well as a proposed schedule for our NDA submission. Because we believe our ME/CFS studies are complete, we intend to request a pre-NDA meeting to obtain advice on preparing and submitting our NDA. At the same time we will continue with our existing ongoing efforts to prepare a complete and audited report of our various studies, including the well-controlled Amp 516 study. We are using our best efforts to complete the requisite reports including the hiring of new staff and various recognized expert medical/regulatory consultants, but can provide no assurance as to whether the outcome of this large data collection and filing process (approximately 750 patients, treated more than 45,000 times) will be favorable or unfavorable, specifically with respect to the FDA's perspective. Also, we can provide no guidance as to the tentative date at which the compilation and filing of such data will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities (or the facilities of such other manufacturer as we may retain in the event that we do not come to definitive terms with Hollister-Stier) to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards. In addition, Ampligen(R) is undergoing pre-clinical testing for possible treatment of avian influenza ("bird flu"). Alferon N Injection(R) is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection(R) is also in clinical development for treating Multiple Sclerosis and West Nile Virus ("WNV").

With the threat of an avian influenza pandemic rising and health officials warning that the virus could develop resistance to current flu treatments, the pursuit of a cost-effective and complementary treatment to existing antivirals and vaccines has become critical. This combination may permit the use of lower dosages and fewer injections of the antivirals and vaccines used to combat avian flu, thereby decreasing the cost of both immunization programs and treatment programs for the full-blown disease.

In antimicrobial (antibacterial) therapy, which is the best-studied clinical model, synergistic drug combinations may result in curative conditions/outcomes, often not observed when the single drugs are given alone. In the case of avian influenza where global drug supplies are presumptively in very limited supply relative to potential needs, therapeutic synergistic combinations could not only affect the disease outcome, but also the number of individuals able to access therapies.

We recently announced that true therapeutic synergy had been observed in the interaction between Ampligen(R) and Tamiflu in the inhibition of the Avian influenza virus. Cell destruction was measured in vitro using different drug combinations. True therapeutic synergy is defined by mathematical equations which indicate that the therapeutic effect observed is in fact greater than the expected arithmetic sum of the two drugs working independently, and is referred to by pharmacologists as the "Chou/Talalay" equations developed at Johns Hopkins University.

In a recently reported study from a vaccine group in Japan, the incorporation of poly I: poly C (dsRNA) into a nasal administration of a killed influenza A preparation converted a poorly immunogenic response into a highly efficacious vaccine in protection of mice from lethal infection from human influenza A. Ampligen is a dsRNA which currently is undergoing testing in this animal model.

For  more  detailed   information   concerning  our  Research  and   Development
activities, please refer to Item 2. "Management's Discussion and Analysis on Results of Operations - Research and Development Costs."

We have over 100 patents worldwide with 9 additional patents pending comprising our intellectual property. We continually review our patents rights to determine whether they have continuing value. Such review includes an analysis of the patent's ultimate revenue and profitability potential on an undiscounted cash basis to support the realizability of our respective capitalized cost. In addition, management's review addresses whether each patent continues to fit into our strategic business plans. We have a fully commercialized product (Alferon N Injection(R)), and a GMP certified manufacturing facility.

In March 2004, we completed the step-by-step acquisition from Interferon Sciences, Inc. ("ISI") of ISI's commercial assets, Alferon N Injection(R) inventory, a worldwide license for the production, manufacture, use, marketing and sale of Alferon N Injection(R). As well as, a 43,000 square foot manufacturing facility in New Jersey and the acquisition of all intellectual property related to Alferon Injection(R). Alferon N Injection(R) is a natural alpha interferon that has been approved by the FDA for commercial sale for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. The acquisition was completed in Spring 2004 with the acquisition of all world wide commercial rights.

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

         The clinical development of the experimental therapeutic, Ampligen(R) for CFS was initiated approximately 16 years ago. To date federal health agencies have yet to reach a consensus regarding various aspects of ME/CFS, including parameters of "promising therapies" for ME/CFS and which aspects of ME/CFS are anticipated to be "serious or life-threatening".

         Over  its  developmental  history,  Ampligen(R)  has  received  various designations, including Orphan Drug Product Certification (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and "promising" clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). However to date, the FDA has determined it has yet to receive sufficient information to support the potential of Ampligen(R) to treat a serious or life threatening aspect of ME/CFS. The definition of the "seriousness of a condition", according to Guidance for Industry documents published in July, 2004 is "a matter of judgment, but generally based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one". The FDA has recently requested a "complete and audited report of the Amp 516 study to determine whether Ampligen(R) has a clinically meaningful benefit on a serious or life threatening aspect of ME/CFS in order to evaluate whether the Amp 516 study results do or do not support a "fast track designation". The FDA has also invited us to include a schedule for completion of all ME/CFS studies as well as a proposed schedule for our NDA submission. Because we believe our ME/CFS studies are complete, we intend to request a pre-NDA meeting to obtain advice on preparing and submitting our NDA. At the same time we will continue with our existing ongoing efforts to prepare a complete and audited report of our various studies, including the well-controlled Amp 516 study. We are using our best efforts to complete the requisite reports including the hiring of new staff and various recognized expert medical/regulatory consultants, but can provide no assurance as to whether the outcome of this large data collection and filing process (approximately 750 patients, treated more than 45,000 times) will be favorable or unfavorable, specifically with respect to the FDA's perspective. Also, we can provide no guidance as to the tentative date at which the compilation and filing of such data will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities(or the facilities of such other manufacturer as we may retain in the event that we do not come to definitive terms with Hollister-Stier) to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards.

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

         All of our drugs and associated technologies, other than ALFERON N Injection(R), are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. At present, ALFERON N Injection(R) is only approved for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of ALFERON N Injection(R) for other indications will require regulatory approval. In this regard, ISI, the company from which we obtained our rights to ALFERON N Injection(R), conducted clinical trials related to use of ALFERON N Injection(R) for treatment of HIV and Hepatitis C. In both instances, the FDA determined that additional studies were necessary in order to fully evaluate the efficacy of ALFERON N Injection(R) in the treatment of HIV and Hepatitis C diseases. We have no immediate plans to conduct these additional studies at this time.

         Our products, including Ampligen(R), are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch ("HPB") of Canada, and the Agency for the Evaluation of Medicinal Products ("EMEA") in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen(R) or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen(R) will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen(R) is authorized for use in clinical trials in the United States, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. If Ampligen(R) or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

Although preliminary in vitro testing indicates that Ampligen(R) enhances the effectiveness of different drug combinations on avain influenza, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment.

         Ampligen(R) is undergoing pre-clinical testing for possible treatment of avian flu. Although preliminary in vitro testing indicates that Ampligen(R) enhances the effectiveness of different drug combinations on avain flu, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment. No assurance can be given that similar results will be observed in clinical trials. Use of Ampligen(R) in the treatment of Avian flu requires prior regulatory approval. Only the FDA can determine whether a drug is safe, effective or promising for treating a specific application. As discussed in the prior risk factor, obtaining regulatory approvals is a rigorous and lengthy process.

         In addition, Ampligen(R) is being tested on one strain of avian flu. There are a number of strains and strains mutate. No assurance can be given that a Ampligen(R) will be effective on any strains that might infect humans.

We may continue to incur substantial losses and our future profitability is uncertain.

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of September 30, 2005 our accumulated deficit was approximately $147,929,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

         The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2005, we had approximately $11,632,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements, including debt service, for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

         Under the common stock purchase agreement signed with Fusion Capital on July 8, 2005, we only have the right to receive $40,000 per trading day unless our stock price equals or exceeds $2.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases (For a more detailed description of the terms of this agreement, see the agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 11, 2005). Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we initially registered 10,000,000 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $20.0 million without registering additional shares of common stock. As of November 1, 2005, we need an average selling price of $2.11 per share for the remainder of the agreement to realize the $20,000,000 in proceeds. The closing price of our stock was $2.84 on November 1, 2005. Subject to approval by our board of directors, we have the right, but not the obligation, to issue more than 10,000,000 shares to Fusion Capital. In the event we elect to issue more than 10,000,000 shares, we will be required to file a new registration statement and have it declared effective by the Securities and Exchange Commission. In the event that we decide to issue more than 10,113,278 (19.99% of our outstanding shares of common stock as of the date of our agreement), we would first be required to seek stockholder approval in order to be in compliance with the American Stock Exchange Market rules.

         The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell Ampligen(R) and/or increase sales of ALFERON N Injection(R) or our other products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $20.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would materially adversely affect our business, operating results, financial condition and prospects.

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

         We have limited marketing and sales capability. We are dependent upon existing and, possibly future, marketing agreements and third party distribution agreements for our products in order to generate significant revenues and become profitable. As a result, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our agreement with Accredo offers the potential to provide some marketing and distribution capacity in the United States while agreements with Bioclones (Proprietary), Ltd ("Bioclones"), Biovail Corporation and Laboratorios Del Dr. Esteve S.A. may provide a sales force in South America, Africa, United Kingdom, Australia and New Zealand, Canada, Spain and Portugal. On December 27, 2004, we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about the hostile takeover of Hemispherx. This conspiratorial group includes Bioclones and the potential legal action may adversely effect our agreement with Bioclones and the potential for marketing and distribution capacity in South America, Africa, United Kingdom, Australia and New Zealand. See Item 1: "Legal Proceedings" in
Part II - Other Information below for more information.

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

There are no long-term agreements with suppliers of required materials. If we are unable to obtain the required raw materials, we may be required to scale back our operations or stop manufacturing ALFERON N Injection(R) and/or Ampligen(R).

         A number of essential materials are used in the production of ALFERON N Injection(R), including human white blood cells. We do not have long-term agreements for the supply of any of such materials. There can be no assurance we can enter into long-term supply agreements covering essential materials on commercially reasonable terms, if at all.

         At present, we do not have any agreements with third parties for the supply of any polymers for use in manufacturing Ampligen(R). We are establishing relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen(R) raw materials in order to obtain polymers on a more consistent manufacturing basis. The establishment of an Ampligen(R) raw materials production line within our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of the 43,000 sq. ft. wholly owned facility are already in compliance for Alferon N Injection(R) manufacture), may delay certain steps in the commercialization process, specifically a targeted NDA filing.

         If we are unable to obtain or manufacture the required raw materials, we may be required to scale back our operations or stop manufacturing. The costs and availability of products and materials we need for the production of Ampligen(R) and the commercial production of ALFERON N Injection(R) and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

There is no assurance that  successful  manufacture of a drug on a limited scale
basis  for  investigational  use  will  lead  to  a  successful   transition  to
commercial, large-scale production.

         Small changes in methods of manufacturing, including commercial scale-up, may affect the chemical structure of Ampligen(R) and other RNA drugs, as well as their safety and efficacy, and can, among other things, require new clinical studies and affect orphan drug status, particularly, market exclusivity rights, if any, under the Orphan Drug Act. The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges and will require additional management and technical personnel and capital to the extent such manufacturing is not handled by third parties. There can be no assurance that our manufacturing will be successful or that any given product will be determined to be safe and effective, capable of being manufactured economically in commercial quantities or successfully marketed.

We have limited manufacturing experience and capacity.

         Ampligen(R) has been only produced in limited quantities for use in our clinical trials and we are dependent upon third party suppliers for key components of our products and for substantially all of the production process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to current Good Manufacturing Practices ("cGMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

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

         On September 9, 2005, we signed a Letter of Intent ("LOI") with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the contract manufacturing of Ampligen(R). In November 2005, we paid $100,000 upon executing the LOI in order to initiate the manufacturing project. The LOI shall remain in full force and effect for 90 calendar days or until a definitive agreement is reached. The achievement of the initial objectives described in the LOI, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. Based on the LOI, Hollister-Stier has agreed to formulate and bottle Ampligen(R) using raw materials received from us. We have an executed confidentiality agreement in place and; therefore, have commenced the preliminary transfer of our manufacturing technology to Hollister-Stier. Our decision to transfer relevant manufacturing technology absent of an executed agreement, was done in part to expedite the eventual manufacture of Ampligen(R) by Hollister-Stier. If we are unable to negotiate and finalize an agreement with Hollister-Stier, in a timely manner our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.

         We have identified two other capable cGMP facilities in the US for the manufacture of Ampligen(R) and obtained proposals from both. If either of these two facilities are acceptable, we would be able to maintain a minimum of two independent production sites. We are in the process of reviewing these other proposals.

         The purified drug concentrate utilized in the formulation of ALFERON N Injection(R) is manufactured in our New Brunswick, New Jersey facility and ALFERON N Injection(R) was formulated and packaged at a production facility formerly owned and operated by Abbott Laboratories located in Kansas. Abbott Laboratories has sold the facility to Hospira. We currently have 12,000 vials at Hospira as work-in-progress inventory. We anticipate the conversion of these vials to finished goods will be complete by mid-November 2005. Hospira is ceasing the labeling and packaging of Alferon N Injection(R) as they are seeking larger production runs for cost efficiency puposes. We have identified five new potential contract manufacturers, obtained proposals from all five, and have audited two, concerning the future formulation and packaging of Alferon N Injection(R). If we are unable to secure a new facility within a reasonable period of time to formulate and package ALFERON N Injection(R) at an acceptable cost, our ability to sell ALFERON N Injection(R) and to generate profits therefrom will be adversely affected.

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

We may be subject to product liability claims from the use of Ampligen(R), Alferon N Injection(R), or other of our products which could negatively affect our future operations.

         We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligen(R) or other of our products results in adverse effects. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies or others manufacturing these products on our behalf. Our future operations may be negatively affected from the litigation costs, settlement expenses and lost product sales inherent to these claims. While we will continue to attempt to take appropriate precautions, we cannot assure that we will avoid significant product liability exposure. Although we currently maintain product liability insurance coverage, there can be no assurance that this insurance will provide adequate coverage against Ampligen(R) and/or Alferon N Injection(R) product liability claims. A successful product liability claim against us in excess of Ampligen(R)'s $1,000,000 in insurance coverage; $3,000,000 in aggregate, or in excess of Alferon N Injection(R)'s $5,000,000 in insurance coverage; $5,000,000 in aggregate; or for which coverage is not provided could have a negative effect on our business and financial condition.

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

         Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended September 30, 2005, the price of our common stock has ranged from $1.25 to $2.50 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

         As of November 1, 2005, approximately 1,132,457 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933, 402,798 of which are registered for public sale. Also, we have registered 21,106,907 shares issuable (i) to Fusion Capital pursuant to the common stock purchase agreement with Fusion Capital; (11) upon conversion of approximately 135% of Debentures that we issued in 2003 and 2004; (iii) as payment of 135% of the interest on all of the Debentures; (iv) upon exercise of 135% of the certain Warrants; and (v) upon exercise of certain other warrants. In addition we will be registering an aggregate of 1,224,983 shares representing 135% of shares issuable upon exerice of the October 2009 Warrants and as additional interest shares (resulting from the amendment to the Debentures. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

         Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 10.3% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

Disclosure About Off-Balance Sheet Arrangements

         Prior to our annual meeting of stockholders in September 2003, we had a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants. Prior to the meeting, to permit consummation of the sale of the July 2003 Debentures and the related warrants, Dr. Carter agreed that he would not exercise his warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in our authorized shares, we have agreed to compensate Dr. Carter. See Note 9 in the accompanying financial statements for more information concerning this transaction.
In connection with the Debenture agreements, we have outstanding letters of credit of $1,000,000 as additional collateral.

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

         Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables consist principally of amounts due from wholesale drug companies as of September 30, 2005.

RESULTS OF OPERATIONS

Three months ended  September  30, 2005 versus Three months ended  September 30,
2004

Net loss

     Our net loss of $2,887,000 for the three months ended September 30, 2005 was down $4,120,000 or 59% compared to the same period in 2004. The reduction was primarily due to $2,707,000 in lower costs associated with non-cash financing charges related to our convertible debentures and related warrants. In addition, expenditures for manufacturing/production were down $606,000 in 2005 reflecting the decrease in non-recurring expenses associated with the ramping up of the New Brunswick facility for further production of Alferon N Injection(R) in the third quarter of 2004.

         Net losses per share were $(.06) for current period versus $(.15) in the same period 2004.

Revenues

         Revenues for the three months ended September 30, 2005 were $271,000 as compared to revenues of $258,000 for the same period in 2004. Alferon N Injection(R) sales were down $6,000 or 3% while Ampligen(R) sold under the cost recovery clinical program was up $19,000 or 53%. Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. After screening the patient's enrollment records, we ship Ampligen(R) to the physician. A typical six-month treatment therapy costs the patient about $7,200 for Ampligen(R). This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R) and 2) collection of clinical data relating to the patients' treatment and results.

         We continue our efforts to establish an internal marketing and sales infrastructure to support the sales of Alferon N Injection(R) in the United States. We continually search for qualified sales managers to increase sales coverage in all major US markets. Our sales force will introduce Alferon N Injection(R) and promote Alferon N Injection(R) to OB GYN's, dermatologists, and infectious disease physicians and particularly STD Clinics, who are involved in the treatment of patients with refractory or recurring external genital warts, as well as physicians about the growing problem and the risks of HPV. We also intend to expand our marketing/sales programs on an international basis with our primary focus on Europe. This program is being designed to engage European pharmaceutical distributors to market and distribute Alferon N Injection(R).

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

Production costs/cost of goods sold

         Our costs for production/cost of goods sold were down $606,000 for the three months ended September 30, 2005 compared to the same period in 2004. A decrease in production costs of approximately $590,000 is primarily due to expenses incurred in the third quarter of 2004 related to preparing the New Brunswick facility for the production of Alferon N Injection(R). There were no such costs for Alferon N Injection(R) in the current quarter. We are now concentrating on the completion of the construction and consolidation of the raw material manufacturing within our own facility in New Brunswick for Ampligen(R). This installation and consolidation will increase production capacity, improve efficiency and assure compliance procedures with worldwide drug manufacturing standards.

         Cost of goods sold for the three  months ended  September  30, 2005 and
2004 were $93,000 and $109,000, respectively. Since acquiring the right to manufacture and market Alferon N Injection(R) in March 2003, we have focused on converting the work-in-progress inventory into finished goods. This
work-in-progress   inventory   included  three   production  lots  totaling  the
equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. Approximately 34,000 vials have been produced. In August 2004, we released most of the second lot of product to Hospira (formerly Abbott Laboratories) for bottling and realized approximately 12,000 vials of Alferon N Injection(R). Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatible vial size for manufacturing of Alferon N Injection(R). Hospira is in the process of completing the labeling and packaging of these approximately 12,000 vials of Alferon N Injection(R) work-in-progress inventory and we anticipate that these vials will be released into finished goods inventory by mid-November 2005. Hosprira is ceasing the labeling and packaging of Alferon N Injection(R) as they are seeking larger production runs for cost efficiency purposes. We have identified five new potential contract manufacturers to replace Hospira, obtained proposals from all five, and have audited two concerning the future formulation and packaging of Alferon N Injection(R). We are in the process of reviewing these proposals. If we are unable to secure a new facility within a reasonable period of time to formulate and package Alferon N Injection(R) at an acceptable cost, our ability to sell Alferon N Injection(R) and to generate profits therefrom will be adversely affected.

         We plan on initiating the process of converting the third lot of approximately 13,000 vials of Alferon N Injection(R) from work-in-progress to finished goods inventory in the first half of 2006. We elected to delay the process of converting this third lot as a result of two factors: 1) we are concentrating on the relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen(R) raw materials and 2) Alferon N Injection(R) inventory on hand is sufficient to meet current demand. Approximately 2,000 vials were abstracted from the third lot for research and development purposes during the fourth quarter 2004. Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA.

         The installation of an Ampligen(R) raw material production line within our New Brunswick facility should be completed by year end 2005. The transfer of Ampligen(R) raw materials manufacture to our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen(R)'s raw materials, keeping costs down and controlling regulatory compliance issues (other parts of the 43,000 sq. ft. wholly owned facility are FDA approved for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent manufacturing basis. In May 2005, we committed to purchase equipment related to the manufacture of Ampligen(R) raw material in the amount of approximately $628,000. We estimate the total cost of establishing this production line to be some $1,800,000, including modifications to our New Brunswick facility.

Research and Development costs

         Overall research and development direct costs for the three months ended September 30, 2005 and 2004 were $913,000 and $974,000, respectively. These costs in 2005 reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers as well as on-going clinical trials involving patients with HIV. In addition, these costs reflect direct costs incurred relating to the development of Alferon LDO (low dose oral interferon alfa-N3, human leukocyte derived). We have over approximately 150,000 doses on hand of Alferon LDO which have been prepared for use in clinical trials treating patients affected with the SARS, Avian Flu or other potentially emerging infectious diseases.

         During 2005, we increased our clinical staff by employing several highly trained individuals to focus on the preparation of our Ampligen(R) NDA filing. The NDA filing is a very complex document and we are being meticulous in the preparation of the document. Our clinical monitors and research assistants are in the process of visiting the multiple clinical study sites around the country and are collecting and auditing data generated at each of these sites. All data must be reviewed and checked to clarify any inconsistencies or inaccuracies that turn up. Due to the human factor, these types of problems occur in all clinical trials. These gaps and inconsistencies in data must be resolved with the respective clinical investigators, while maintaining a clear record of events which allows the FDA to conduct a meaningful audit of these records.

         We believe that our recently completed AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS is the most comprehensive study ever conducted in ME/CFS. This Phase III clinical trial, which was conducted over a six-year period, involved an enrollment of more than 230 severely debilitated ME/CFS patients and was conducted at twelve medical centers throughout the United States. The study is serving as the basis for us to file a new drug application with the FDA.

         We had originally targeted a late 2004 filing date for this NDA for Ampligen(R). In order to respond to recent changes in the regulatory environment that place a greater emphasis on the safety and efficacy of all new experimental drug candidates, we are now incorporating a larger sample of data from our previous trials. The NDA filing will now include data accumulated from 40,000 administrations of the studied drug to approximately 700 ME/CFS patients.

         The clinical development of the experimental therapeutic, Ampligen(R) for ME/CFS was initiated approximately 16 years ago. To date federal health agencies have yet to reach a consensus regarding various aspects of ME/CFS, including parameters of "promising therapies" for ME/CFS and which aspects of ME/CFS are anticipated to be "serious or life-threatening".

         Over  its  developmental  history,  Ampligen(R)  has  received  various designations, including Orphan Drug Product Certification (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and "promising" clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). However to date, the FDA has determined it has yet to receive sufficient information to support the potential of Ampligen(R) to treat a serious or life threatening aspect of ME/CFS. The definition of the "seriousness of a condition", according to Guidance for Industry documents published in July, 2004 is "a matter of judgment, but generally based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one". The FDA has recently requested a "complete and audited report of the Amp 516 study to determine whether Ampligen(R) has a clinically meaningful benefit on a serious or life threatening aspect of ME/CFS in order to evaluate whether the Amp 516 study results do or do not support a "fast track designation". The FDA has also invited us to include a schedule for completion of all ME/CFS studies as well as a proposed schedule for our NDA submission. Because we believe our ME/CFS studies are complete, we intend to request a pre-NDA meeting to obtain advice on preparing and submitting our NDA. At the same time we will continue with our existing ongoing efforts to prepare a complete and audited report of our various studies, including the well-controlled Amp 516 study. We are using our best efforts to complete the requisite reports including the hiring of new staff and various recognized expert medical/regulatory consultants, but can provide no assurance as to whether the outcome of this large data collection and filing process (approximately 750 patients, treated more than 45,000 times) will be favorable or unfavorable, specifically with respect to the FDA's perspective. Also, we can provide no guidance as to the tentative date at which the compilation and filing of such data will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities (or the facilities of such other manufacturer as we may retain in the event that we do not come to definitive terms with Hollister-Stier) to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards.

          The timing of the FDA review process of the NDA is subject to the control of the FDA and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our application ("NDA"). Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

         Ampligen(R) is currently in two Phase IIb studies for the treatment of HIV to overcome multi-drug resistance, virus mutation and toxicity associated with current HAART therapies. One study, the AMP-719, is a Salvage Therapy, conducted in the U.S. and evaluating the potential synergistic efficacy of Ampligen(R) in multi-drug resistant HIV patients for immune enhancement. The second study, the AMP-720, is a clinical trial designed to evaluate the effect of Ampligen(R) under Strategic Treatment Intervention and is also conducted in the U.S. Enrollment in the AMP 719 study is presently on hold as we focus our efforts on ramping up the AMP 720 study.

         The Amp 720 HIV study is a treatment using a Strategic Treatment Interruption (STI). The patients' antiviral HAART regimens are interrupted and Ampligen(R) is substituted as mono-immunotherapy. Ampligen(R) is an experimental immunotherapeutic designed to display both antiviral and immune enhancing characteristics. Prolonged use of Highly Active Antiretroviral Therapy (HAART) has been associated with long-term, potentially fatal, toxicities. The clinical study AMP 720 is designed to address these issues by evaluating the administration of our lead experimental agent, Ampligen(R), a double stranded RNA drug acting potentially both as an immunomodulator and antiviral. Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks. We enrolled two new patients in this study in the third quarter. 41 HIV patients have already participated in this 64 week study. It is difficult to estimate the duration or projected costs of this clinical trial due to the many variables involved, i.e.: patient drop out rate, recruitment of clinical investigators, etc. The length of the study and costs related to our clinical trials cannot be determined at this time as such will be materially influenced by (a) the number of clinical investigators needed to recruit and treat the required number of patients, (b) the rate of accrual of patients and (c) the retention of patients in the studies and their adherence to the study protocol requirements. Under optimal conditions, the cost of completing the studies could be approximately $2.5 to $3.0 million if the target of 120 patients is achieved. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, as there is competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment may compete for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial will be conducted or not. In case a Phase III study is required; the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we may obtain revenues from our HIV treatment indications.

         With the threat of an avian influenza pandemic rising and health officials warning that the virus could develop resistance to current flu treatments, the pursuit of a cost-effective and complementary treatment to existing antivirals and vaccines has become critical. This combination may permit the use of lower dosages and fewer injections of the antivirals and vaccines used to combat avian flu, thereby decreasing the cost of both immunization programs and treatment programs for the full-blown disease.

         In antimicrobial (antibacterial) therapy, which is the best-studied clinical model, synergistic drug combinations may result in curative conditions/outcomes, often not observed when the single drugs are given alone. In the case of avian influenza where global drug supplies are presumptively in very limited supply relative to potential needs, therapeutic synergistic combinations could not only affect the disease outcome, but also the number of individuals able to access therapies.

         We recently announced that true therapeutic synergy had been observed in the interaction between Ampligen(R) and Tamiflu in the inhibition of the Avian influenza virus. Cell destruction was measured in vitro using different drug combinations. True therapeutic synergy is defined by mathematical equations which indicate that the therapeutic effect observed is in fact greater than the expected arithmetic sum of the two drugs working independently, and is referred to by pharmacologists as the "Chou/Talalay" equations developed at Johns Hopkins University.

         In a recently reported study from a vaccine group in Japan, the incorporation of poly I: poly C (dsRNA) into a nasal administration of a killed influenza A preparation converted a poorly immunogenic response into a highly efficacious vaccine in protection of mice from lethal infection from human influenza A. Ampligen is a dsRNA which currently is undergoing testing in the animal model.

         A preclinical study was initiated in June 2005, to determine if Ampligen(R) enhances the effectiveness of different drug combinations on avain influenza. The preclinical study suggests a new, and potentially pivotal role of double-stranded RNA ("dsRNA") therapeutics in improving the efficiacy of the present standards in care in both influenza prevention and treatment of acute disease. The preclinical study is being conducted by research affiliates of the National Institutes of Health at Utah State University to examine potential therapeutic synergies with different drug combinations. The ongoing research is comparing the relative protection conveyed by Tamiflu (oseltamivir, Roche) and Ampligen(R) (dsRNA), alone and in combination, against the avian flu virus
(H5N1). Cell destruction was measured in vitro using different drug combinations. Both drugs, given alone, were effective in inhibiting cell destruction by avian influenza, but viral suppression with the combination was greater than either drug alone. The overall assessment is that there was improvement in cell protection when Ampligen(R) was combined with oseltamivir carboxylate (Tamiflu). Further immediate experimental tests are planned.

         Recently, Japanese researchers (Journal of Virology page 2910, 2005) have found that dsRNAs increase the effectiveness of influenza vaccine by more than 300% and may also convey "cross-protection ability against variant viruses" (mutated strains of influenza virus). In October 2005, we signed a research agreement with the National Institute of Infectious Diseases, in Tokyo, Japan. The collaboration, by Hideki Hasegawa, M.D., Ph.D., Chief of the Laboratory of Infectious Disease Pathology, will assess Hemispherx' experimental therapeutic Ampligen(R) as an adjuvant to the Institution's nasal flu vaccine.

         In October 2005, we also engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS. In the past year leaders in the Japanese medical community have established the Japanese Society of the Fatigue Science and the Osaka City University Hospital opened the Fatigue Clinical Center as the initial step in their Fatigue Research Project.

         A clinical study has been approved by the Clinical Research Ethics Committee of the Kowloon West Cluster at the Princess Margaret Hospital in Hong Kong to evaluate the use of Alferon LDO (Low Dose Oral Interferon Alfa-N3, Human Leukocyte Derived) in normal volunteers and/or asymptomatic subjects with exposure to a person known to have SARS.

         A clinical study to evaluate the use of Alferon LDO in HIV infected volunteers was initiated during the second quarter 2005 in Philadelphia, PA. The study is currently being conducted at two sites, Drexel University and Philadelphia FIGHT, a comprehensive AIDS service organization providing primary care, consumer education, advocacy and research on potential treatments and vaccines. The study is designed to determine whether Alferon LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. The initial patient enrolled in this study in July 2005 and, as of October 2005, five patients have completed dosing. The trial methodology may have implications for treating other emerging viruses such as avian influenza (bird flu). Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to a recently convened World Health Organization (WHO) expert panel in November 2004. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective.

         In September 2004, we commenced a clinical trial using Alferon N Injection(R) to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hospital and the Weill Medical College of Cornell University are conducting this double-blinded, placebo controlled trial. This study plans to enroll 60 patients as they become available. As of October 2005, nine patients have entered this study. The CDC reports that 1,804 cases of West Nile Virus have been reported in the US as of September 27, 2005, including 52 deaths.

         We have completed the transfer and consolidation of our Rockville Quality Assurance Lab and equipment into our New Brunswick facility. We believe this newly consolidated lab will provide more efficiencies with regard to the quality assurance needs for both Ampligen(R) and Alferon N Injection(R).

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

         On September 9, 2005, we signed a Letter of Intent ("LOI") with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the contract manufacturing of Ampligen(R). In November 2005, we paid $100,000 upon executing the LOI in order to initiate the manufacturing project. The LOI shall remain in full force and effect for 90 calendar days or until a definitive agreement is reached. The achievement of the initial objectives described in the LOI, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. Based on the LOI, Hollister-Stier has agreed to formulate and bottle Ampligen(R) using raw materials received from us. We have an executed confidentiality agreement in place and; therefore, have commenced the preliminary transfer of our manufacturing technology to Hollister-Stier. Our decision to transfer relevant manufacturing technology absent of an executed agreement, was done in part to expedite the eventual manufacture of Ampligen(R) by Hollister-Stier. If we are unable to negotiate and finalize an agreement with Hollister-Stier, in a timely manner our plans to file an NDA for Ampligen(R) and, eventually, to market and sell Ampligen(R) will be delayed.

         We have identified two other capable cGMP facilities in the US for the manufacture of Ampligen(R) and obtained proposals from both. If either of these two facilities are acceptable, we would be able to maintain a minimum of two independent production sites. We are in the process of reviewing these other proposals.

General and Administrative Expenses

         General and Administrative ("G&A") expenses for the three months ended September 30, 2005 and 2004 were approximately $1,380,000 and $1,299,000, respectively. The increase in G&A expenses of $81,000 during this period is primarily due to stock compensation of $53,000 and higher public accounting and other professional fees.



Interest and Other Income

         Interest and other income for the three months ended September 30, 2005 and 2004 totaled $491,000 and $32,000, respectively. The increase in interest and other income during the current quarter can primarily be attributed to the maturing of marketable securities during the 2005 period. All funds in excess of our immediate need are invested in short-term high quality securities. As described in Note 5 to the accompanying unaudited financial statements, the Company has determined that all obligations under the MOU with Fujisawa have been fulfilled; therefore, other income of $241,000 has been recorded in this period.

Interest Expense and Financing Costs

         Non-cash financing costs were approximately $1,179,000 for the three months ended September 30, 2005 versus $3,886,000 in charges for the same three months a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These charges are amortized over the life of the debentures. The main reason for the decrease in financing costs of $2,707,000 can be attributed to the aggregate total of these charges being reduced since 2004 due to decreased amortization charges as well as charges related to the conversion of debentures. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Nine months ended September 30, 2005 versus Nine months ended September 30, 2004

Net loss

     Our net loss of $9,758,000 for the nine months ended September 30, 2005 was down $11,246,000 or 54% compared to the same period in 2004. This reduction was primarily due to: 1) lower costs associated with non-cash financing charges related to convertible debentures. These lower non-cash financing costs of $7,736,000 represented 69% of the change in net loss from period to period, 2) production/costs of good sold expenditures were down $1,697,000 due to expenditures during the first three quarters of 2004 associated with ramping up of the New Brunswick facility for further production of Alferon N Injection(R), and 3) lower non-cash stock compensation expenses of approximately $1,769,000. Net losses per share were $(.19) for current period versus $(.48) in the same period 2004.

Revenues

         Revenues for the nine months ended September 30, 2005 were $829,000 as compared to revenues of $907,000 for the same period in 2004. Ampligen(R) sold under the cost recovery clinical program was up $16,000 (13%) and Alferon N Injection sales were down $94,000 (12%). For more information concerning revenue, see the revenue section contained in the results of operations for the three months ended September 30, 2005 versus three months ended September 30, 2004 discussed above.

Production costs/cost of goods sold

         Production costs for the nine months ended September 30, 2004 were $1,641,000. These costs represented expenditures associated with preparing the New Brunswick facility for further production of Alferon N Injection(R) in the first three quarters of 2004. There were no production costs for Alferon N Injection(R) during the first nine months of 2005 as we concentrated on the completion of the consolidation of all raw material manufacturing and research and development activities within our facility in New Brunswick for Ampligen(R). This consolidation will improve production capacity, efficiency, and compliance procedures and bring the facility in line with worldwide drug manufacturing standards.

         Cost of goods sold for the nine months ended September 30, 2005 and 2004 were $294,000 and $350,000, respectively. For more information concerning production/cost of goods sold, see the production/costs of goods sold section contained in the results of operations for the three months ended September 30, 2005 versus three months ended September 30, 2004 discussed above.

Research and Development costs

         Overall research and development direct costs for the nine months ended September 30, 2005 and 2004 were $3,339,000 and $2,696,000, respectively. For more information on research and development activities, see the research and development section contained within the results of operations for the three months ended September 30, 2005 versus three months ended September 30, 2004 discussed above.

General and Administrative Expenses

         General and Administrative ("G&A") expenses for the nine months ended September 30, 2005 and 2004 were approximately $3,771,000 and $5,229,000, respectively. The decrease in G&A expenses of $1,458,000 during this period is primarily due to a non-cash stock compensation charge of $1,769,000 resulting from the issuance of 1,450,000 warrants to purchase common stock at $2.20 per share to Dr. Carter in 2003 that vested in the first quarter 2004. The warrants vested upon the second ISI asset closing which occurred on March 17, 2004. Higher professional fees, specifically legal costs, during the first nine months of 2005, slightly offset this decrease in G & A expenses, from period to period. The costs were associated with lawsuits we initiated seeking injunctive relief and damages against conspiratorial groups alleging that the conspiratorial group engaged in illegal activities to take over Hemispherx and enrich themselves at the expense of our shareholders. Please see Item 1. "Legal Proceedings" in Part II - Other Information, below for more information.

Interest and Other Income

         Interest and other income for the nine months ended September 30, 2005 and 2004 totaled $784,000 and $56,000, respectively. The increase in interest and other income during the current quarter can primarily be attributed to the maturing of marketable securities during the 2005 period. As described in Note 5 to the accompanying unaudited financial statements, the Company has determined that all obligations under the MOU with Fujisawa have been fulfilled; therefore, other income of $241,000 has been recorded in this period. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

         Non-cash financing costs were approximately $3,670,000 for the nine months ended September 30, 2005 versus $11,406,000 for the same three months a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." The main reason for the decrease in financing costs of $7,736,000 can be attributed to the aggregate total of these charges being reduced since 2004 due to decreased amortization charges. Also, in regard to connection with a redemption obligation with the January 2004 Debenture, we recorded additional financing costs of approximately $947,000 in the first quarter 2004. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Liquidity And Capital Resources

         Cash used in operating activities for the nine months ended September 30, 2005 was $5,283,000. As of September 30, 2005, we had approximately $11,632,000 million in cash and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. For detailed information on our debenture and equity financings during this period, please see Note 7 and 8 in the consolidated financial statements contained herein.

         In May 2005, we committed to purchase lab equipment related to the manufacture of Ampligen(R) raw material ("polymers") in the amount of approximately $628,000. The overall cost of establishing the polymer production line at the New Brunswick facility is estimated at $1,800,000.

         As of November 1, 2005,  the  investors  have  converted  an  aggregate
$2,761,528 principal amount of debt from the Debentures noted below:
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
Debenture              Original        Debt           Installment   Remaining     Common        Common
                                       Conversion     payments  in                Shares        Shares
                       Principal       to     Common  Common        Principal     issued   for  issued    in
                       Amount          Shares         Shares        Amount        Conversion    installments
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
October 2004              $ 4,142,357      2,071,178                  $2,071,179     1,025,336             -
                                                                 -
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
January 2004              $ 4,000,000        690,350     1,888,888    $1,420,763       320,000     1,094,149
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
July 2004                 $ 2,000,000              -       500,000    $1,500,000             -       331,669
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
---------------------- --------------- -------------- ------------- ------------- ------------- -------------
Totals                   $ 10,142,357      2,761,528     2,388,888    $4,991,942     1,345,336     1,425,818
---------------------- --------------- -------------- ------------- ------------- ------------- -------------

         On July 8, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at our discretion. For detailed information on our equity financing, please see Note 8 in the consolidated financial statements contained here in.

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

         This funding arrangement with Fusion Capital plus our current cash position should be sufficient to meet our operating cash requirements for the next 30 months. However, we may need to raise additional funds through equity or debt financing or from other sources to the extent that we do not receive adequate funding from Fusion Capital (see "Risk Factors - We may require additional financing that may not be available") and to complete the regulatory processes including the commercialization of Ampligen(R) products. There can be no assurances that we will raise funds from these or other sources, which may have a material adverse effect on our ability to develop our products.

         Effective October 6, 2005, the Company entered into a material definitive agreement with the debenture holders to 1) amend the remaining outstanding debentures that were to mature on October 31, 2005 (as amended, the "Series A Debenture") and the two traunches of outstanding debentures due to mature on January 31, 2006 (as amended, respectively, the "Series B and Series C Debentures"), to a maturity date of June 30, 2007, 2) to increase the interest rate from 6% per annum to 7% per annum. In consideration for extending the maturity date of the outstanding debentures, the Company issued an aggregate of 225,000 Warrants (the "October 2009 Warrants") to the debenture holders to acquire common stock at a price of $2.50 per share at any time from October 31, 2005 through October 31, 2009.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

         We had approximately $11,632,000 in cash and cash equivalents and short-term investments at September 30, 2005. To the extent that our cash and cash equivalents exceed our near term funding needs, we generally invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

         We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

Item 4: Controls and Procedures

         Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of September 30, 2005 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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

         In June 2004, One Penn Associates, L.P. filed a claim in the Philadelphia Municipal Court for the Commonwealth of Pennsylvania seeking $44,242.68 for alleged unpaid rent and charges related to our offices in One Penn Center in Philadelphia. This claim has been resolved by agreement of the parties and the litigation dismissed.

         In December 2004, we filed a multicount complaint in federal court (Southern District of Florida) against a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hostile takeover of Hemispherx. The lawsuit alleges that the conspiratorial group commenced with a plan to seize control of our cash and proprietary assets by an illegal campaign to drive down our stock price and publish disparaging reports on our management and current fiduciaries. The lawsuit seeks monetary damages from each member of the conspiratorial group as well as injunctions preventing further recurrences of their misconduct. The conspiratorial group includes Bioclones, a privately held South African Biopharmaceutical company that collaborated with us, and Johannesburg Consolidated Investments, a South African corporation, Cyril Donninger, R. B. Kebble, H. C. Buitendag, Bart Goemaere, and John Doe(s). Bioclones, Johannesburg Consolidated Investments, Cyril Donninger, R. B. Kebble and H.C. Buitendag filed a motion to dismiss the complaint, which was granted by the court. We are in the process of appealing this decision to the 11th federal circuit court of appeals.

         On January 10, 2005, we initiated a multicount lawsuit in the United States District Court for the Eastern District of Pennsylvania seeking injunctive relief and damages against a conspiratorial group, many of whom are foreign nationals or companies located outside the United States alleging that the conspiratorial group has engaged in secret meetings, market manipulations, fraudulent misrepresentations, utilization of foreign accounts and foreign secrecy laws all in furtherance of an illegal scheme to take over Hemispherx and enrich themselves at the expense of Hemispherx's public shareholders. On February 18, 2005 we filed an amended complaint in the same lawsuit joining Redlabs, USA, Inc. as a defendant with the existing defendants R.E.D. Laboratories, N.V./S.A., Bart Goemaere, Jan Goemaere, Dr. Kenny De Meirleir, Kenneth Schepmans, Johan Goossens, Lieven Vansacker and John Does. Pursuant to an agreement in which R.E.D. Laboratories, N.V./S.A. and Dr. Kenny DeMeirleir agreed not to participate in a hostile takeover of Hemispherx for a period of five years, R.E.D. Laboratories, N.V./S.A. and Dr. Kenny DeMeirleir have been dismissed as defendants in the litigation. The litigation is proceeding against the remaining defendants.

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

         During the quarter ended September 30, 2005, we issued 1) an aggregate of 33,420 shares to our Directors as part of their quarterly compensation and 2) an aggregate of 56,500 shares to two entities for services performed.

         All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         We did not repurchase any of our securities during the quarter ended September 30, 2005.

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


Date: November 9, 2005

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


Date:  November 9, 2005


                                    /s/_William A. Carter
                                    -------------------------
                                    William A. Carter
                                    Chief Executive Officer

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

Date:  November 9, 2005

                                            /s/ Robert E. Peterson
                                            -------------------------
                                            Robert Peterson
                                            Chief Financial Officer

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 9, 2005


                                         /s/ William A. Carter
                                         --------------------------
                                         William A. Carter
                                         Chief Executive Officer

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Peterson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 9, 2005


                                           /s/ Robert E. Peterson
                                           -------------------------
                                           Robert E. Peterson
                                           Chief Financial Officer