Form 10-K
period 2005-12-31
HEMISPHERX BIOPHARMA INC
filed 2006-04-03
CIK 946644

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 1-13441

                           HEMISPHERX BIOPHARMA, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                            52-0845822
        --------                                            ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

              1617 JFK Boulevard Philadelphia, Pennsylvania         19103
              ----------------------------------------------     -----------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer |_| Accelerated  filer |X|  Non-accelerated  filer
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The aggregate market value of Common Stock held by non-affiliates at June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $91,919,360.

The number of shares of the registrant's Common Stock outstanding as of March 24, 2006 was 61,083,617.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I

Item 1. Business                                                            24

Item 1A. Risk Factors                                                       24

Item 1B. Unresolved Staff Comments                                          38

Item 2. Properties                                                          38

Item 3. Legal Proceedings                                                   39

Item 4. Submission of Matters to a Vote of Security Holders                 40

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities                   40

Item 6. Selected Financial Data                                             42

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 43

Item 7A. Quantitative and Qualitative Disclosure About Market Risk          78

Item 8. Financial Statements and Supplementary Data                         78

Item 9. Changes In and Disagreements with Accountants on Accounting
        and Financial Disclosure                                            79

Item 9A. Controls and Procedures                                            79

Item 9B. Other Information                                                  84

PART III

Item 10. Directors and Executive Officers of the Registrant                 84

Item 11. Executive Compensation                                             89

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                         95

Item 13. Certain Relationships and Related Transactions                     99

Item 14. Principal Accountant Fees and Services                            100

PART IV

Item 15. Exhibits and Financial Statement Schedule                         101

We have filed this Annual Report on Form 10-K for the year ended December 31, 2005 (the "Report") without audited financial statements. As audited financial statements are not contained in the Report, the Report does not satisfy all requirements under the Securities Exchange Act and, therefore, is deficient.

On March 29, 2006, after discussions with the audit committee and BDO Seidman LLP, our Independent Registered Public Accounting Firm, and after doing additional analysis on guidelines set forth in EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, our management determined that the accounting treatment for certain Debentures and Warrants issued between March 2003 and August 2005, was inaccurately reflected in our financial statements between March 2003 and September 2005 and that these financial statements need to be restated. The effects of such restatements for the fiscal years ended December 31, 2004 and 2003 are reflected herein.

We plan on amending the Report as soon as possible to provide audited financial statements and any other information not included in the Report.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-K (the "Form 10-K"), including statements under "Item 1. Business," "Item 1A. Risk Factors," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drugs, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

      Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, the "Hemispherx", "we or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-K. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1. Business.

GENERAL

      We are a biopharmaceutical company engaged in the clinical development, manufacture, marketing and distribution of new drug entities based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. We were founded in the early 1970s, as a contract researcher for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of chronic diseases. We own a U.S. Food and Drug Administration ("FDA") approved GMP (good manufacturing practice) manufacturing facility in New Jersey.

      Our flagship products include Ampligen(R) and Alferon N Injection(R). Ampligen(R) is an experimental drug currently undergoing clinical development for the treatment of: Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS" or "CFS"), and HIV. In August 2004, we completed a Phase III clinical trial ("AMP 516") treating over 230 ME/CFS patients with Ampligen(R) and are presently in the process of preparing a new drug application ("NDA") to be filed with the FDA. Over its developmental history, Ampligen(R) has received various designations, including Orphan Drug Product Designation (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and "promising" clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). In response to our application for Fast Track Designation, the FDA has requested additional information to support the potential of Ampligen(R) to treat a serious or life threatening aspect of ME/CFS. The definition of the "seriousness of a condition", according to Guidance for Industry documents published in July, 2004 is "a matter of judgment, but generally based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one". The FDA requested a "complete and audited report of the Amp 516 study to determine whether Ampligen(R) has a clinically meaningful benefit on a serious or life threatening aspect of ME/CFS in order to evaluate whether the Amp 516 study results do or do not support a "fast track designation". The FDA has also invited us to include a schedule for completion of all ME/CFS studies as well as a proposed schedule for our NDA submission. Because we believe our ME/CFS studies are complete, we intend to request a pre-NDA meeting to obtain advice on preparing and submitting our NDA, which may eliminate the need for Fast Track Designation. Meanwhile, we continue with our existing ongoing efforts to prepare a complete and audited report of our various studies, including the well-controlled Amp 516 study. We are using our best efforts to complete the requisite reports including the hiring of additional staff and various expert medical/regulatory consultants, but can provide no assurance as to whether the outcome of this large data collection and filing process (approximately 750 patients, treated more than 45,000 times) will be favorable or unfavorable, specifically with respect to the FDA's perspective. We plan to use an independent contractor to file the NDA electronically to facilitate the review by the FDA. Also, we can provide no guidance as to the tentative date at which the compilation and filing of such data will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards. In addition, Ampligen(R) is undergoing pre-clinical testing for possible treatment of avian influenza ("bird flu").

      Alferon N Injection(R) is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection(R) is also in pre-clinical development for treating Multiple Sclerosis and West Nile Virus ("WNV").

      With the threat of an avian influenza pandemic rising and health officials warning that the virus could develop resistance to current flu treatments, the pursuit of a cost-effective and capable co-administered immunotherapeutic to existing antivirals and vaccines has become critical. This combination may permit the use of lower dosages and fewer injections of the antivirals and vaccines used to combat avian flu, thereby decreasing the cost of both immunization programs and treatment programs for the full-blown disease.

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

      We recently announced that true therapeutic synergy had been observed in the interaction between Ampligen(R) and Tamiflu in the inhibition of the avian influenza virus. The same synergy was observed in the interaction between Ampligen(R) and Relenza in December 2005. Cell destruction was measured in vitro using different drug combinations. True therapeutic synergy is defined by mathematical equations which indicate that the therapeutic effect observed is in fact greater than the expected arithmetic sum of the two drugs working independently, and is referred to by pharmacologists as the "Chou/Talalay" equations developed at Johns Hopkins University.

      In a recently reported study from a vaccine group in Japan, the incorporation of poly I: poly C (dsRNA) into a nasal administration of a killed influenza A preparation converted a poorly immunogenic response into a highly efficacious vaccine in protection of mice from lethal infection from human influenza A. Ampligen(R) is a dsRNA which currently is undergoing testing in this animal model.

      Recently, at the fourth annual Biodefense Research Meeting of the American Society of Microbiology held in Washington, D.C., we presented results of laboratory testing that showed our two investigational immunotherapeutics, Ampligen(R) and Alferon(R), are potentially useful against H5N1, or avian flu, virus. The pre-clinical research indicates that Ampligen(R), a specifically configured double-stranded RNA, can provide cross-protection against avian flu viral mutations as well as boost the effectiveness of Tamiflu and Relenza, the only two drugs formally recognized for combating bird flu, up to 100 times. Other lab tests, in healthy human volunteers, indicate that Alferon(R) LDO (Low Dose Oral), a new delivery form of an anti-viral with prior regulatory approval for a category of sexually transmitted diseases, can stimulate genes that induce the production of interferon and other immune compounds, key building blocks in the body's defense system. The studies were conducted in conjunction with the National Institute of Infectious Diseases of Japan.

      We have recently entered into an agreement with Defence R&D Canada, Suffield ("DRDC Suffield"), an agency of the Canadian Department of National Defence, to evaluate the antiviral efficacy of our experimental therapeutic Ampligen(R) and Alferon(R) for protection against human respiratory influenza virus infection in well validated animal models. DRDC Suffield is conducting research and development of new drugs that could potentially become part of the arsenal of existing antiviral weapons to combat the bird flu. The initial study will focus on the testing of potential drugs against the respiratory influenza virus infection on a mouse-adapted strain of human influenza. DRDC Suffield has already conducted extensive research in the use of liposome delivery technology to enhance the antiviral activity of a closely-allied Ampligen(R) analogue, Poly ICLC (an immunomodulating dsRNA) which is very similar to Ampligen(R). Results suggest that ribonucleic acid-based drugs have the ability to elicit protective broad-spectrum antiviral immunity against various pathogenic viruses. Hence, there is the potential for efficacy to be maintained against mutating strains of an influenza virus. Liposomes, a carrier system for nucleic acid-based drugs, have shown an ability to protect these drugs against in vivo degradation, delivering them to intracellular sites of infection, thereby reducing any toxicity and prolonging their therapeutic effectiveness. Protection can be afforded for 21 days with two doses of dsRNA. It is believed that in humans with active flu infection, Tamiflu, given twice daily, may ameliorate symptoms.

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

      In March 2004, we completed the step-by-step acquisition from Interferon Sciences, Inc. ("ISI") of ISI's commercial assets, Alferon N Injection(R) inventory, a worldwide license for the production, manufacture, use, marketing and sale of Alferon N Injection(R), as well as, a 43,000 square foot manufacturing facility in New Jersey and the acquisition of all intellectual property related to Alferon Injection(R). Alferon N Injection(R) is a natural alpha interferon that has been approved by the FDA for commercial sale for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. The acquisition was completed in Spring 2004 with the acquisition of all world wide commercial rights.

      We completed the transfer and consolidation of our Rockville Quality Assurance Lab and equipment into our New Brunswick facility in 2005. We believe this newly consolidated lab will provide more efficiency with regard to the quality assurance needs for both Ampligen(R) and Alferon N Injection(R).

      On December 9, 2005, we executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the contract manufacturing of Ampligen(R) for a five year term. Pursuant to the agreement we will supply the key raw materials and Hollister-Stier will formulate and bottle the Ampligen(R). In November 2005, we paid $100,000 as a deposit in order to initiate the manufacturing project. This deposit was expensed as research and development during the 4th Quarter 2005. The achievement of the initial objectives described in the agreement, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. We executed a confidentiality agreement with Hollister-Stier; therefore, we commenced the transfer of our manufacturing technology to Hollister-Stier. Currently, Hollister-Stier has completed two pilot manufacturing runs of Ampligen(R) for stability testing.

      On February 8, 2006, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, we will supply raw materials in sufficient quantity and provide any pertinent information to the project.

      We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

      We are in the process of installing an Ampligen(R) raw material production line within our New Brunswick facility, which is anticipated to be completed and in production by May 2006. The production of Ampligen(R) raw materials in our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen(R)'s raw materials, keeping costs down and controlling regulatory compliance issues (other parts of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent manufacturing basis. As of December 31, 2005, we have capitalized approximately $821,000 towards the construction and installation of this production line at our New Jersey facility. We expect the first lot of Ampligen(R) raw material to be produced in the second quarter 2006. We estimate the total cost of establishing this production line to be $1,900,000, including modifications to our New Brunswick facility. We have also identified three manufacturers to expand polymer manufacture, if necessary, and obtained preliminary proposals from two and have initiated discussions with the third.

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

      Our principal executive offices are located at One Penn Center, 1617 JFK Boulevard, Philadelphia, Pennsylvania 19103, and our telephone number is 215-988-0080.

AVAILABLE INFORMATION

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the Securities and Exchange Commission, or SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.hemispherx.net or by contacting the Investor Relations Department by calling (518) 398-6222 or sending an e-mail message to dwill@willstar.net.


OUR PRODUCTS

      Our primary products consist of our experimental compound, Ampligen(R), our FDA approved natural interferon product, Alferon N Injection(R) and our experimental liquid natural interferon LDO.

      Ampligen(R)

      Nucleic acid compounds represent a potential new class of pharmaceutical products that are designed to act at the molecular level for treatment of human diseases. There are two forms of nucleic acids, DNA and RNA. DNA is a group of naturally occurring molecules found in chromosomes, the cell's genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell's behavior and which regulate the action of groups of cells, including the cells, which comprise the body's immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against virus and tumors. Our double-stranded, specifically configured, RNA drug product, trademarked Ampligen(R), which is administered intravenously, is (or has been) in human clinical development for various disease indications, including treatment for ME/CFS, HIV, renal cell carcinoma and malignant melanoma.

      Our proprietary development drug technology including Ampligen(R), which utilizes specially configured ribonucleic acid ("RNA") is currently protected by more than 100 patents worldwide with 9 additional patent applications pending to provide further proprietary protection in various international markets. Certain patents apply to the use of Ampligen(R) alone and certain patents apply to the use of Ampligen(R) in combination with certain other drugs. Some composition of matter patents pertain to other new medications which have a similar mechanism of action. During 2005, we reviewed our portfolio of patents and patent
applications.   As  a  result  of  this  review,   various  patents  and  patent
applications were not renewed. The non-renewed patents consisted mostly of international origin or were not conducive to oral application.


      The main U.S. ME/CFS treatment patent (#6130206) expires October 10, 2017. Our main patents covering HIV treatment (#4820696, #5063209, and #5091374) expire on April 11, 2006, November 5, 2008, and February 25, 2009, respectively; Hepatitis treatment coverage is conveyed by U.S. patent #5593973 which expires on January 14, 2014. The U.S. Ampligen(R) Trademark (#1,515,099) expires on December 6, 2008 and can be renewed thereafter for an additional 10 years. The FDA has granted us "orphan drug status" for our nucleic acid-derived therapeutics for ME/CFS, HIV, and renal cell carcinoma and malignant melanoma. Orphan drug status grants us protection against competition for a period of seven years following FDA approval, as well as certain federal tax incentives, and other regulatory benefits. Patent coverage for the HIV indication following the expiration of patent #4820696, #5063209 and #5091374 is planned to be obtained from patent pending application #PCT/US 0239890. In the event that this patent application is not approved, we still have the marketing protection provided by the orphan drug designation for using Ampligen(R) to treat HIV.

      Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen(R) may have broad-spectrum anti-viral and anti-cancer properties. Approximately 750 patients have participated in Ampligen(R) clinical trials authorized by the FDA at over twenty clinical trial sites across the U.S., representing the administration of more than 45,000 doses of this drug.

      We are in the process of preparing an NDA to file with the FDA for the use of Ampligen(R) in the treatment of patients with ME/CFS.

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

      The potential advantages of natural alpha interferon over recombinant (synthetic) interferon produced and marketed by other pharmaceutical firms may be based upon their respective molecular compositions. Natural alpha interferon is composed of a family of proteins containing many molecular species of interferon. In contrast, recombinant alpha interferon each contain only a single species. Researchers have reported that the various species of interferons may have differing antiviral activity depending upon the type of virus. Natural alpha interferon presents a broad complement of species, which we believe may account for its higher activity in laboratory studies. Natural alpha interferon is also glycosylated (partially covered with sugar molecules). Such glycosylation is not present on the currently U.S. marketed recombinant alpha interferons. We believe that the absence of glycosylation may be, in part, responsible for the production of interferon-neutralizing antibodies seen in patients treated with recombinant alpha interferon. Although cell culture-derived interferon is also composed of multiple glycosylated alpha interferon species, the types and relative quantity of these species are different from our natural alpha interferon.

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

      The U.S. Alferon(R) Patents expire February 10, 2012 (5,503,828 and 5,676,942) and December 22, 2017 (5,989,441).

      Alferon N Injection(R) [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multi-species alpha interferon product. There are essentially no antibodies observed against natural interferon to date and the product has a relatively low side-effect profile. Alferon(R) is the only natural-source, multi-species alpha interferon currently sold in the U.S.

      The recombinant DNA derived alpha interferon are now reported to have decreased effectiveness after one year, probably due to antibody formation and other severe toxicities. These detrimental effects have not been reported with the use of Alferon N Injection(R) which could allow this product to assume a much larger market share.

      It is our belief that the use of Alferon(R) N in combination with Ampligen(R) has the potential to increase the positive therapeutic responses in chronic life threatening viral diseases. Combinational therapy is evolving to the standard of acceptable medical care based on a detailed examination of the Biochemistry of the body's natural antiviral response.

      Alferon(R) LDO

      Alferon(R) LDO is an experimental low-dose, oral liquid formulation of Natural Alpha Interferon and like Alferon N Injection(R) should not cause antibody formation, which is a problem with recombinant interferon. It is an experimental immunotherapeutic believed to work by stimulating an immune cascade response in the cells of the mouth and throat, enabling it to bolster an immune response through the entire body orally. Oral interferon would be much more economically feasible for patients and logistically manageable in development programs in third-world countries primarily affected by HIV and other emerging viruses (SARS, Ebola, bird flu, etc.). Oral administration of Alferon(R) N, with its affordability, low toxicity, no production of antibodies, and broad range of potential bio activity, could be a breakthrough treatment for viral diseases.

      A clinical study to evaluate the use of Alferon(R) LDO in HIV infected volunteers was initiated during the second quarter 2005 in Philadelphia, PA. The study is currently being conducted at Drexel University and Philadelphia FIGHT, a comprehensive AIDS service organization providing primary care, consumer education, advocacy and research on potential treatments and vaccines. The study is designed to determine whether Alferon(R) LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. As of December 31, 2005, seven patients have enrolled and completed dosing. We are currently receiving data from this study and we are in the process of analyzing the results. The trial methodology may have implications for treating other emerging viruses such as avian influenza (bird flu).

      Oragens

      We acquired a series of patents on Oragens, potentially a set of oral broad spectrum antivirals and immunological enhancers, through a licensing agreement with Temple University in Philadelphia, PA. We were granted an exclusive worldwide license from Temple for the Oragens products. These compounds have been evaluated in various academic laboratories for application to chronic viral and immunological disorders.

      The 2', 5' oligoadenylate synthetase/RNase L system is an important and widely distributed pathway for the inhibition of viral replication and tumor growth. The 2', 5' oligoadenylate synthetase, up activation by double-stranded RNA, synthesizes 2', 5' oligoadenylates (2-5A) from ATP. These bioactive 2-5As directly activate RNase L, which degrades viral and cellular RNAs resulting in the inhibition of protein synthesis.

      The bioactive 2-5A molecules can be degraded by various hydrolytic enzymes, resulting in a short half life. Analogues of these bioactive 2-5As, termed Oragen RNA compounds, have been produced to increase stability and maintain or increase biological activity without demonstrable toxicity.

      Pursuant to the terms of our agreement with Temple, we are obligated to pay royalties of 2% to 4% of sales depending on the amount of technical assistance required. We currently pay a royalty of $30,000 per year to Temple.


RESEARCH AND DEVELOPMENT ("R&D")

      Our focus is on developing drugs for use in treating viral and immune based chronic disorders and diseases including ME/CFS, HIV, HPV, SARS and West Nile Virus. Our current R&D projects target treatment therapies for ME/CFS, HIV, HPV and other viral diseases.

      Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS")

      Chronic Fatigue Syndrome ("CFS"), also known as Chronic Immune Dysfunction Syndrome ("CFIDS") and, myalgic encephalomyelitis ("ME") is a serious and debilitating chronic illness and a major public health problem. Long misunderstood, under-recognized, and under-diagnosed, ME/CFS is now recognized by both the government and private sector as a major health problem, including the National Institutes of Health, U.S. Centers for Disease Control and Prevention ("CDC"), FDA and Social Security Administration, recognizes CFS as one of the most common chronic illnesses of our time. The CDC listed ME/CFS as a priority disease, causing severe health and financial problems for the patients, their family, and the community. ME/CFS is endemic in the population, but occasionally seen in clusters suggesting an infectious basis. A variety of immunological, endocrine, autonomic nervous system, and metabolic abnormalities have been documented. A groundbreaking, community-based study of ME/CFS by Dr. Leonard Jason was published in the Archives of Internal Medicine in 1999 and showed a prevalence rate of 422 of every 100,000 Americans. As many as 800,000 people nationwide suffer from CFS, twice the number previously estimated by the CDC. Furthermore, 90% of the patients with the illness are struggling without the benefit of medical diagnosis or treatment. While ME/CFS strikes people of all age, racial, ethnic, and socioeconomic groups, it is most prevalent amongst women. Research has shown that ME/CFS is about three times as common in women as men, a rate similar to that of many autoimmune diseases, such as multiple sclerosis and lupus. To put this into perspective, ME/CFS is over four times more common than HIV infection in women, and the rate of ME/CFS in women is considerably higher than a woman's lifetime risk of getting lung cancer as published by the CFIDS Association of America.

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

      The leading model of ME/CFS pathogenesis is thought to be rooted in abnormalities in the immune system and brain (central nervous system), both of which affects and alters the function of the other. Because some cases of chronic fatigue begin with a flu-like infection, several viruses have been studied as possible causes because all are relatively common in the general population, including Human Herpesvirus ("HHV") 6 and 7, Retroviruses, Epstein-Barr Virus, Enteroviruses, as well as, Mycoplasmas, etc. Whilst, the etiology is likely to be caused by a collection of factors, including viral, hormonal, stress, and other triggers for the illness in genetically, environmentally or otherwise susceptible individuals and continues to be a subject of discussion.

      Most  ME/CFS  patients  are  treated   symptomatically   with  traditional
treatments geared toward treating symptoms of the disease, such as improving quality of sleep, reducing pain and treatment of depression. Clinically, a number of different therapeutic approaches have been pursued, but with no significant clinical success.

      In 1998, we were authorized by the FDA to initiate a Phase III multicenter, placebo-controlled, randomized, double blind clinical trial to treat 230 patients with ME/CFS in the U.S. The objective of this Phase III, clinical study, denoted as Amp 516, was to evaluate the safety and efficacy of Ampligen(R) as a treatment for ME/CFS. Over the course of the study, we engaged the services of 12 clinical investigators at Medical Centers in California, New Jersey, Florida, North Carolina, Wisconsin, Pennsylvania, Nevada, Illinois, Utah and Connecticut. These clinical investigators were medical doctors with special knowledge of ME/CFS who have recruited, prescreened and enrolled ME/CFS patients for inclusion in the Phase III Amp 516 ME/CFS clinical trial. This clinical trial enrolled and randomized over 230 ME/CFS patients. We completed drug dosing in this trial in August 2004. A preliminary review of the data collected during this trial indicated that Ampligen(R) improved exercise treadmill performance by 19.0% versus 4.2% in the placebo group, or more than twice the minimum considered medically significant (6.5%), a statistically significant increase
(p=0.025). The major significance is the ability to safely obtain medical benefits (increased physical performance) which have largely eluded others. Also, Ampligen(R) significantly improved important secondary endpoints associated with Quality of Life. There was no significant difference in the number of serious adverse events, suggesting that the drug was generally well tolerated. Given that the FDA has already granted Ampligen(R) Treatment Protocol Status and Orphan Drug Status based on earlier studies, we believe these medically and statistically significant results, when finalized, will facilitate FDA review and approval of Ampligen(R) as a therapy to treat ME/CFS.

      Human Immunodeficiency Virus ("HIV")

      Over fifteen antiviral drugs are currently approved by the FDA for the treatment of HIV infection. Most target the specific HIV enzymes, reverse transcriptase ("RT") and protease. The use of various combinations of three or more of these drugs is often referred to as Highly Active Anti-Retroviral Therapy ("HAART"). HAART involves the utilization of several antiretrovirals with different mechanisms of action to decrease viral loads in HIV-infected patients. The goal of these combination treatments is to reduce the amount of HIV in the body ("viral load") to as low as possible. Experience has shown that using combinations of drugs from different classes is a more effective strategy than using only one or two drugs. HAART has provided dramatic decreases in morbidity and mortality of HIV infection. Subsequent experience has provided a more realistic view of HAART and the realization that chronic HIV suppression using HAART, as currently practiced, would require treatment for life with resulting significant cumulative toxicities. The various reverse transcriptase and protease inhibitor drugs that go into HAART have significantly reduced the morbidity and mortality connected with HIV; however there has been a significant cost due to drug toxicity. It was estimated that 50% of HIV deaths were from the toxicity of the drugs in HAART. Some estimates suggest that it would require as many as 60 years of HAART for elimination of HIV in the infected patient. Thus the toxicity of HAART drugs and the enormous cost of treatment make this goal impractical.

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

      By using Ampligen(R) in combination with STI of HAART, we will undertake to boost the patients' own immune system's response to help them control their HIV when they are off of HAART. Our minimum expectation is that Ampligen(R) has potential to lengthen the HAART-free time interval with a resultant decrease in HAART-induced toxicities. The ultimate potential, which of course requires full clinical testing to accept or reject the hypothesis, is that Ampligen(R) may potentiate STI of HAART to the point that the cell mediated immune system will be sufficient to eliminate requirement for HAART. Clinical results of using our technology has been presented at several International AIDS Scientific Forums.

      Our Amp 720 HIV study is a treatment using a Strategic Treatment Interruption ("STI"). The patients' antiviral HAART regimens are interrupted and Ampligen(R) is substituted as mono-immunotherapy. Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks.

      Forty one HIV patients have participated in this 64 week study. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, causing competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment may compete for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial will be conducted or not. In case a Phase III study is required; the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we may obtain revenues from our HIV treatment indications.

      Human Papilloma Virus (HPV)

      Human papillomavirus ("HPV") is one of the most common causes of sexually transmitted infection in the world. Experts estimate that there are more cases of genital HPV infection than of any other sexually transmitted disease ("STD") in the United States. Overall, in the United States, an estimated 20 million people (15% of the population) are currently infected with HPV, 50-75% of which is with high-risk types, and about 5.5 million people are infected every year. It has been estimated that a least 50% of sexually active men and women acquire genital HPV infection at some point in their lives.

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

      There are additionally a number of topical creams and solutions available to treat genital warts. Bloodroot paste is made from naturally occurring substances, but its effects on treating genital warts are not conclusively supportive. Condylox (also called podophyllin) is a brown liquid that causes a burning sensation as it dries, but it must be washed off by 4 to 6 hours otherwise it may be dangerous. Condylox can be quite expensive as well. Condysil is an additional cream that may be applied. It consists of "all natural" ingredients and its producers claim it produces no scarring. The current leading treatment of genital warts is the topical cream Aldara, but in fact there may be a reoccurrence rate of up to 40% when this drug is used. Treatment for genital warts may also come in the form of injections. Intron A is a substance that must be injected 3 times weekly and Alferon(R) N, which is the only natural source, multi-species alpha interferon currently sold in the US for HPV treatment, is injected twice weekly.

      Hepatitis C Virus ("HCV")

      Hepatitis C infection is typically mild in its early stages, and is often not diagnosed until a late state when it has caused severe liver disease. A typical cycle of disease from infection to symptomatic liver disease can take 20 years; therefore, the true impact of HCV may not be fully apparent. Hepatitis C is believed to be transmitted only by blood. However, unlike many other blood borne viruses (like HCV), virtually any source of blood products seems to be capable of carrying the virus, even if the source is indirect like a used razor, for example. This makes Hepatitis C far more transmittable than most other blood borne viruses including HIV.

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

      Alferon N Injection(R) has been studied for the potential treatment of HIV, Hepatitis C and other indications. ISI, the company from which Hemispherx obtained rights to Alferon N Injection(R), has conducted clinical trials with regard to the use of Alferon N Injection(R) in the treatment of HIV and Hepatitis C. While ISI found the results to be encouraging, in both instances the FDA determined that additional trials were necessary.

      We are evaluating the possibility of conducting a pivotal trial for HCV. This trial would be designed to evaluate the efficacy and safety of Alferon N Injection(R) in comparison with an untreated control group in previously untreated patients with chronic HCV. The primary endpoint would be the proportion of patients in whom ALT is normal at the end of 40 weeks of treatment and at the end of the 24 week follow-up period. We would plan on enrolling approximately 208 patients. We will be making a decision on this clinical trial by June 2006.

      Other Diseases

      A clinical study has been approved by the Clinical Research Ethics Committee of the Kowloon West Cluster at the Princess Margaret Hospital in Hong Kong to evaluate the use of Alferon(R) LDO (Low Dose Oral Interferon Alfa-N3, Human Leukocyte Derived) in normal volunteers and/or asymptomatic subjects with exposure to a person known to have Severe Acute Respiratory Syndrome ("SARS"). This study completed the dosing of ten patients during the fourth quarter 2005 and we expect to complete analyzing the results of this study in the coming months.

      SARS is one of a group of "emerging" infectious disease that recently attracted the intense scrutiny of public health officials due to the severity of disease in epidemics based in Asia, but also involving Europe and North America as well. An international effort to limit its spread and to identify the infectious agent has been spectacularly successful and of major significance in the prevention of a pandemic. A replicating virus of classic coronavirus morphology was identified initially by electron microscopy. This identification of the virus family allowed the rapid identification of a new human coronavirus (SARS-CoV) as the etiological agent of SARS. Recently it has been observed that the US FDA approved antiviral drug, Alferon(R) (i.e.-natural interferon) has significant activity against SARS-CoV in vitro as indicated by reduction in cytopathic effect ("CPE"). This protocol was designed to respond to any reemergence of SARS with a prophylaxis trial at epidemic sites to be conducted to evaluate the activity of Alferon(R) LDO (low dose oral) to prevent symptomatic infection by SARS-CoV. Gene microarray analysis of infection by SARS-CoV and the effect of Alferon(R) LDO are used in the design and conduct of this clinical trial. Differential cellular gene responses to infection and the response to Alferon(R) may predict clinical outcomes.

      This trial methodology may have implications for treating other emerging viruses such as avian influenza. Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to a convened World Health Organization expert panel in November 2004. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective. We have prepared more than 300,000 doses of Alferon(R) LDO for appropriate clinical programs.

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

      In a recently reported study from a vaccine group in Japan, the incorporation of poly I: poly C (dsRNA) into a nasal administration of a killed influenza A preparation converted a poorly immunogenic response into a highly efficacious vaccine in protection of mice from lethal infection from human influenza A. Ampligen(R) is a dsRNA which currently is undergoing testing in the animal model.

      A preclinical study was initiated in June 2005, to determine if Ampligen(R) enhances the effectiveness of different drug combinations on avian influenza. The preclinical study suggests a new, and potentially pivotal role of double-stranded RNA ("dsRNA") therapeutics in improving the efficacy of the present standards in care in both influenza prevention and treatment of acute disease. The preclinical study is being conducted by research affiliates of the National Institutes of Health at Utah State University to examine potential therapeutic synergies with different drug combinations. The ongoing research is comparing the relative protection conveyed by Tamiflu (oseltamivir, Roche) and Relenza (Zanamivir, GlaxoSmithKline) with Ampligen(R) (dsRNA), alone and in combination, against the avian flu virus (H5N1). Cell destruction was measured in vitro using different drug combinations. Both drugs, given alone, were effective in inhibiting cell destruction by avian influenza, but viral suppression with the combination was greater than either drug alone. The overall assessment is that there was improvement in cell protection when Ampligen(R) was combined with oseltamivir carboxylate (Tamiflu) and Zanamivir (Relenza). Further immediate experimental tests are planned.

      Recently, Japanese researchers (Journal of Virology page 2910, 2005) have found that dsRNAs increase the effectiveness of influenza vaccine by more than 300% and may also convey "cross-protection ability against variant viruses" (mutated strains of influenza virus). In October 2005, we signed a research agreement with the National Institute of Infectious Diseases, in Tokyo, Japan. The collaboration, by Hideki Hasegawa, M.D., Ph.D., Chief of the Laboratory of Infectious Disease Pathology, will assess our experimental therapeutic Ampligen(R) as a co-administered immunotherapeutic to the Institution's nasal flu vaccine.

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

      In November 2005, we entered into an agreement with Defence R&D Canada, Suffield ("DRDC Suffield"), an agency of the Canadian Department of National Defence, to evaluate the antiviral efficacy of our experimental therapeutic Ampligen(R) and Alferon(R) for protection against human respiratory influenza virus infection in well validated animal models. DRDC Suffield is conducting research and development of new drugs that could potentially become part of the arsenal of existing antiviral weapons to combat the bird flu. The initial study will focus on the testing of potential drugs against the respiratory influenza virus infection on a mouse-adapted strain of human influenza. DRDC Suffield has already conducted extensive research in the use of liposome delivery technology to enhance the antiviral activity of a closely-allied Ampligen(R) analogue, Poly ICLC (an immunomodulating dsRNA) which is very similar to Ampligen(R). Results suggest that ribo nucleic acid-based drugs have the ability to elicit protective broad-spectrum antiviral immunity against various pathogenic viruses. Hence, there is the potential for efficacy to be maintained against mutating strains of an influenza virus. Liposomes, a carrier system for nucleic acid-based drugs, have shown an ability to protect these drugs against in vivo degradation, delivering them to intracellular sites of infection, thereby reducing any toxicity and prolonging their therapeutic effectiveness. Protection can be afforded for 21 days with two doses of dsRNA. It is believed that in humans with active flu infection, Tamiflu, given twice daily, may ameliorate symptoms.

      A clinical study to evaluate the use of Alferon(R) LDO in HIV infected volunteers was initiated during the second quarter 2005 in Philadelphia, PA. The study is currently being conducted at two sites, Drexel University and Philadelphia FIGHT, a comprehensive AIDS service organization providing primary care, consumer education, advocacy and research on potential treatments and vaccines. The study is designed to determine whether Alferon(R) LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. The initial patient enrolled in this study in July 2005 and, as of December 2005, seven patients have enrolled and completed dosing. We are currently receiving data from this study and we are in the process of analyzing the results. The trial methodology may have implications for treating other emerging viruses such as avian influenza (bird flu). Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to a recently convened WHO expert panel in November 2004. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective.

      In September 2004, we commenced a clinical trial using Alferon N Injection(R) to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hospital and the Weill Medical College of Cornell University are conducting this double-blinded, placebo controlled trial. This study plans to enroll 60 patients as they become available. As of December 31, 2005, nine patients have entered this study. The CDC reports that 2,819 cases of West Nile Virus have been reported in the US as of January 10, 2006, including 105 deaths.

      In 2005 we completed the transfer and consolidation of our Rockville Quality Assurance Lab and equipment into our New Brunswick facility. We believe this newly consolidated lab will provide more efficiencies with regard to the quality assurance needs for both Ampligen(R) and Alferon N Injection(R).

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

MANUFACTURING

      Historically, we have outsourced the manufacturing of Ampligen(R) to certain contractor facilities in the United States and South Africa while maintaining full quality control and supervision of the process. Nucleic Acid polymers constitute the raw material used in the production of Ampligen(R). We previously acquired our raw materials from Ribotech, Ltd. ("Ribotech") located in South Africa. Ribotech, is jointly owned by us (24.9%) and Bioclones (Proprietary), Ltd. (75.1%). Bioclones manages and operates Ribotech. There are a limited number of manufacturers in the United States available to provide the polymers. At present, we do not have any agreements with third parties for the supply of any of such materials. In order to obtain Ampligen(R) raw materials of higher quality (GMP certified) and on a more regular production basis, we are setting up polymer manufacturing operations in our New Brunswick facility. This consolidation and transfer of manufacturing operations has been implemented in response to a recent inspection of the Ribotech facility in South Africa, our previous supplier of polymers. This facility is not, at present, suitable for the commercial manufacture of polymers used to make Ampligen(R). We have also identified and contacted two manufacturers for the possible manufacture of polymers. Engagement of either of these facilities would provide back up to our NJ facility and additional production capacity. This transfer of polymer manufacturing to our own facilities, and/or to another contract manufacturer may delay certain steps in commercialization process, specifically, our NDA filing.

      Until 1999, we distributed Ampligen(R) in the form of a freeze-dried powder to be formulated by pharmacists at the site of use. We perfected a production process to produce ready to use liquid Ampligen(R) in a dosage form, which will mainly be used upon commercial approval of Ampligen(R). We had engaged the services of Schering-Plough ("Schering") to mass produce ready-to-use Ampligen(R) doses; however, in connection with settling various manufacturing infractions previously noted by the FDA, Schering entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering advised us that it would no longer manufacture Ampligen(R) in this facility beyond 2004 and would assist us in an orderly transfer of said activities to other non Schering facilities.

      On December 9, 2005, we executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the contract manufacturing of Ampligen(R) for a five year term. Pursuant to the agreement we will supply the key raw materials and Hollister-Stier will formulate and bottle the Ampligen(R). In November 2005, we paid $100,000 as a deposit in order to initiate the manufacturing project. This deposit was expensed as research and development during the 4th Quarter 2005. The achievement of the initial objectives described in the agreement, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. We executed a confidentiality agreement with Hollister-Stier; therefore, we commenced the transfer of our manufacturing technology to Hollister-Stier. Currently, Hollister-Stier has completed two pilot manufacturing runs of Ampligen(R) for stability testing.

      We have identified two other cGMP production facilities in the United States capable of manufacturing Ampligen(R). Engagement of either of these facilities would provide back-up to Hollister-Stier and/or provide additional production capacity if needed. We are reviewing proposals from these production facilities and expect to act upon one or the other at the appropriate time.

      The purified drug concentrate utilized in the formulation of Alferon N Injection(R) is manufactured in our New Brunswick, New Jersey facility and Alferon N Injection(R) was formulated and packaged at a production facility formerly owned and operated by Abbott Laboratories located in Kansas. Abbott Laboratories has sold the facility to Hospira. Hospira recently completed the production of 11,590 vials. Hospira is ceasing the labeling and packaging of Alferon N Injection(R) as they are seeking larger production runs for cost efficiency purposes. We have identified two manufacturers and, on February 8, 2006, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, we will supply raw materials in sufficient quantity and provide any pertinent information to the project.

      We have begun preliminary work to convert the third lot of approximately 13,000 vials to finished goods inventory with an anticipated completion date for the third quarter 2006. By the first quarter 2007, we anticipate manufacturing new Alferon N Injection(R) lots from blood leukocytes at our New Jersey facility. Final formulation and packaging would be completed by a third party contractor as noted above.

      The transfer of Ampligen(R) raw materials production to our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen(R)'s raw materials, keeping costs down and controlling regulatory compliance issues (other parts of the of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent manufacturing basis. As of December 31, 2005, we have capitalized approximately $821,000 towards the construction and installation of this production line at our New Jersey facility. The anticipated completion date for the facility is first quarter 2006 with the first lot of Ampligen(R) raw material being produced in the second quarter 2006. We estimate the total cost of establishing this production line to be some $1,900,000, including modifications to our New Brunswick facility. This polymer production line will have the capacity to produce up to four kilograms per week, or 100 kilograms per year which should allow us to manufacture up to one-half million 400 mg doses per year. We have also identified three contract manufacturers to expand polymer manufacture, if necessary, and obtained preliminary proposals from two and initiated discussions with the third.


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

      In Europe, we plan to adopt a country-by-country and, in certain cases, an indication-by-indication marketing strategy due to the heterogeneity regulation and alternative distribution systems in these areas. We also plan to adopt an indication-by-indication strategy in Japan. Subject to receipt of regulatory approval, we plan to seek strategic partnering arrangements with pharmaceutical companies to facilitate introductions in these areas. The relative prevalence of people from target indications for Ampligen(R) varies significantly by geographic region, and we intend to adjust our clinical and marketing planning to reflect the specialty of each area. In October 1994, we entered into a licensing agreement with Bioclones (Propriety) Limited ("Bioclones") with respect to co-development of various RNA drugs, including Ampligen(R), for a period ending three years from the expiration of the last licensed patents. The licensing agreement provided SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia as well as the United Kingdom and Ireland (the licensed territory). We deem this marketing arrangement with Bioclones void due to the numerous and long standing failures of performance by Bioclones. In Spain, Portugal and Andorra we have entered into a Sales Distribution Agreement with Laboratorios del Dr. Esteve, S. A., a major pharmaceutical firm headquartered in Spain.

      We continue our efforts to establish an internal marketing and sales infrastructure to support the sales of Alferon N Injection(R) in the United States. We continually search for qualified sales managers to increase sales coverage in all major US markets. Our current sales force includes three regional sales managers in Texas, Florida and New York. Our sales force will introduce Alferon N Injection(R) and promote Alferon N Injection(R) to OB GYN's, dermatologists, and infectious disease physicians and particularly STD Clinics, who are involved in the treatment of patients with refractory or recurring external genital warts, as well as physicians about the growing problem and the risks of HPV. We also intend to expand our marketing/sales programs on an international basis with our primary focus on Europe. This program is being designed to engage European pharmaceutical distributors to market and distribute Alferon N Injection(R).


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

      The major competitors with drugs to treat HIV diseases include Gilead Pharmaceutical, Pfizer, Bristol-Myers, Abbott Labs, Glaxo Smithkline, Merck and Schering-Plough Corp. Alferon N Injection(R) currently competes with a product produced by Schering for treating genital warts. 3M Pharmaceutical also has received FDA approval for its immune response modifier product, Aldera, for the treatment of genital and perianal warts. We believe the approval and marketing of this product is the main reason that sales of Alferon N Injection(R) have not met our expectations in the current year.


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

      A "Fast-Track" designation by the FDA, while not affecting any clinical development time per se, has the potential effect of reducing the regulatory review time by fifty percent (50%) from the time that a commercial drug application is actually submitted for final regulatory review. Regulatory agencies may apply a "Fast Track" designation to a potential new drug to accelerate the approval and commercialization process. Criteria for "Fast Track" include: a) a devastating disease without adequate therapy and b) laboratory or clinical evidence that the candidate drug may address the unmet medical need. As of this date, we have not received a Fast-Track designation for any of our potential therapeutic indications although we have received "Orphan Drug Designation" for both ME/CFS and HIV/AIDS in the U.S. We will continue to present data from time to time in support of obtaining accelerated review. We have not yet submitted any NDA for Ampligen(R) or any other drug to a North American regulatory authority. In 2000, we submitted an emergency treatment protocol for clinically-resistant HIV patients, which was withdrawn by us during the statutory 30 day regulatory review period in favor of a set of individual physician-generated applications. There are no assurances that authorizations to commence such treatments will be granted by any regulatory authority or that the resultant treatments, if any, will support drug efficacy and safety. In 2001, we did receive FDA authorization for two separate Phase IIb HIV treatment protocols in which our drug is combined with certain presently available antiretroviral agents. Interim results were presented in 2002 and 2003 at various international scientific meetings.

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


RESEARCH AND DEVELOPMENT/COLLABORATIVE AGREEMENTS

      In 1994, we entered into a licensing agreement with Bioclones (Proprietary) limited ("Bioclones") for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen(R) and Oragen(TM). We deem this marketing arrangement with Bioclones void due to the numerous and long standing failures of performance by Bioclones. On December 27, 2004 we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hostile takeover of Hemispherx. This conspiratorial group includes Bioclones.

      In 1998, we entered into a strategic alliance with Accredo to develop certain marketing and distribution capacities for Ampligen(R) in the United States. Accredo is one of the nation's largest home health care companies with over 400 offices and sixty thousand caregivers nationwide. Pursuant to the agreement, Accredo assumed certain responsibilities for distribution of Ampligen(R) for which they received a fee. Through this arrangement, we may mitigate the necessity of incurring certain up-front costs. Accredo has also worked with us in connection with the Amp 511 ME/CFS cost recovery treatment program, Amp 516 ME/CFS Phase III clinical trial and the Amp 719 (combining Ampligen(R) with other antiviral drugs in HIV-salvage therapy and Amp 720 HIV Phase IIb clinical trials now under way). There can be no assurances that this alliance will develop a significant commercial position in any of its targeted chronic disease markets. The agreement had an initial one year term from February 9, 1998 with successive additional one year terms unless either party notifies the other not less than 180 days prior to the anniversary date of its intent to terminate the agreement. Also, the agreement may be terminated for uncured defaults, or bankruptcy, or insolvency of either party and will automatically terminate upon our receiving an NDA for Ampligen(R) from the FDA, at which time, a new agreement will need to be negotiated with Accredo or another major drug distributor.

      The Company acquired a series of patents on Oragens, potentially a set of oral broad spectrum antivirals and immunological enhancers, through a licensing agreement with Temple University in Philadelphia, PA. The Company was granted an exclusive worldwide license from Temple for the Oragens products. These compounds have been evaluated in various academic laboratories for application to chronic viral and immunological disorders. The 2', 5' oligoadenylate synthetase/RNase L system is an important and widely distributed pathway for the inhibition of viral replication and tumor growth. The 2', 5' oligoadenylate synthetase, up activation by double-stranded RNA, synthesizes 2', 5' oligoadenylates (2-5A) from ATP. These bioactive 2-5As directly activate RNase L, which degrades viral and cellular RNAs resulting in the inhibition of protein synthesis. The bioactive 2-5A molecules can be degraded by various hydrolytic enzymes, resulting in a short half life. Analogues of these bioactive 2-5As, termed Oragen RNA compounds, have been produced to increase stability and maintain or increase biological activity without demonstrable toxicity. Pursuant to the terms of the Company's agreement with Temple, the Company is obligated to pay royalties of 2% to 4% of sales depending on the amount of technical assistance required. The Company currently pays a royalty of $30,000 per year to Temple. This agreement is to remain in effect until the date that the last licensed patent expires unless terminated sooner by mutual consent or default due to royalties not being paid. The last Oragen(TM) patent expires on June 1, 2018. The Company records the payment of the royalty as research and development cost for the period incurred.

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

      In May 2000, we acquired an interest in Chronix Biomedical Corp. ("CHRONIX"). Chronix focuses upon the development of diagnostics for chronic diseases. We issued 100,000 shares of common stock to Chronix toward a total equity investment of $700,000. Pursuant to a strategic alliance agreement, we provided Chronix with $250,000 for research and development in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as ME/CFS. These costs were expensed as incurred. The strategic alliance agreement provides us certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed from this research. The strategic alliance agreement provides us with a royalty payment of 10% of all net sales of diagnostic technology developed by Chronix for diagnosing Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. The royalty continues for the longer of 12 years from September 15, 2000 or the life of any patent(s) issued with regard to the diagnostic technology. The strategic alliance agreement also provides us with the right of first refusal to acquire an exclusive worldwide license for any and all therapeutic technology developed by Chronix on or before September 14, 2012 for treating Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. During the quarter ended December 31, 2002 and September 30, 2004 we recorded a noncash charge of $292,000 and $373,000, respectively, with respect to our investment in Chronix. This impairment reduces our carrying value to reflect a permanent decline in Chronix's market value based on its then proposed equity offerings.

      In March 2002, our European subsidiary Hemispherx S.A. entered into a Sales and Distribution agreement with Esteve. Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of ME/CFS. In addition to other terms and other projected payments, Esteve agreed to conduct certain clinical trials using Ampligen(R) in the patient population coinfected with HCV and HIV viruses. The Agreement runs for the longer of ten years from the date of first arms-length sale in the Territory, the expiration of the last Hemispherx patent exploited by Esteve or the period of regulatory data protection for Ampligen(R) in the applicable territory. Pursuant to the terms of the agreement Esteve is to conduct clinical trials using Ampligen(R) to treat patients with both HCV and HIV and is required to purchase certain minimum annual amounts of Ampligen(R) following regulatory approval. Esteve initiated the HIV/HCV clinical trials in Spain in late 2004, but did not proceed with the trials due to an inability to enroll a sufficient number of patients. We are discussing with Esteve their initiation of another clinical trial utilizing Ampligen(R) in another indication. The agreement is terminable by either party if Ampligen(R) is withdrawn from the territory for a specified period due to serious adverse health or safety reasons; bankruptcy, insolvency or related issues of one of the parties; or material breach of the agreement. Hemispherx may transform the agreement into a non-exclusive agreement or terminate the agreement in the event that Esteve does not meet specified percentages of its annual minimum purchase requirements under the agreement. Esteve may terminate the agreement in the event that Hemispherx fails to supply Ampligen(R) to the territory for a specified period of time or certain clinical trials being conducted by Hemispherx are not successful. The last patent with respect to this agreement expires on June 5, 2012.

      Recently, Japanese researchers (Journal of Virology page 2910, 2005) have found that dsRNAs increase the effectiveness of influenza vaccine by more than 300% and may also convey "cross-protection ability against variant viruses" (mutated strains of influenza virus). In October 2005, we signed a research agreement with the National Institute of Infectious Diseases, in Tokyo, Japan. The collaboration, by Hideki Hasegawa, M.D., Ph.D., Chief of the Laboratory of Infectious Disease Pathology, will assess our experimental therapeutic Ampligen(R) as a co-administered immunotherapuetic to the Institution's nasal flu vaccine.

      In October 2005, we also engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS. In the past year leaders in the Japanese medical community have established the Japanese Society of the Fatigue Science and the Osaka City University Hospital opened the Fatigue Clinical Center as the initial step in their Fatigue Research Project. We are in discussions with the Sage Group, Inc. to expand its engagement to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Avaian Flu.

      In November 2005, we entered into an agreement with Defence R&D Canada, Suffield ("DRDC Suffield"), an agency of the Canadian Department of National Defence, to evaluate the antiviral efficacy of our experimental therapeutic Ampligen(R) and Alferon(R) for protection against human respiratory influenza virus infection in well validated animal models. DRDC Suffield is conducting research and development of new drugs that could potentially become part of the arsenal of existing antiviral weapons to combat the bird flu. The initial study will focus on the testing of potential drugs against the respiratory influenza virus infection on a mouse-adapted strain of human influenza.

      We have entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. Our obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the year ending December 31, 2003, 2004 and 2005 we incurred approximately $395,000, $220,000 and $236,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

      On December 9, 2005, we executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the contract manufacturing of Ampligen(R) for a five year term. Pursuant to the agreement we will supply the key raw materials and Hollister-Stier will formulate and bottle the Ampligen(R). In November 2005, we paid $100,000 as a deposit in order to initiate the manufacturing project. This deposit was expensed as research and development during the 4th Quarter 2005. The achievement of the initial objectives described in the agreement, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. We executed a confidentiality agreement with Hollister-Stier; therefore, we commenced the transfer of our manufacturing technology to Hollister-Stier. Currently, Hollister-Stier has completed two pilot manufacturing runs of Ampligen(R) for stability testing.

      On February 8, 2006, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, we will supply raw materials in sufficient quantity and provide any pertinent information to the project.

      The development of our nucleic acid based products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market and to establish commercial-scale production and marketing capabilities. During our last three fiscal years, we have directly spent approximately $12,136,000 in research and development, of which approximately $5,144,000 was expended in the year ended December 31, 2005. These direct costs do not include the overhead and administrative costs necessary to support the research and development effort.

HUMAN RESOURCES

      As of March 24, 2006, we had 62 personnel consisting of 43 full time employees, 19 regulatory/research medical personnel on a part-time basis. Part time personnel are paid on a per diem or monthly basis. 43 personnel are engaged in our research, development, clinical, and manufacturing effort. 19 of our personnel perform regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees and we believe our relationship with our employees is good.

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



ITEM 1A. Risk Factors.

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

      Over its developmental history, Ampligen(R) has received various designations, including Orphan Drug Product Certification (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and "promising" clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). However to date, the FDA has determined it has yet to receive sufficient information to support the potential of Ampligen(R) to treat a serious or life threatening aspect of ME/CFS. The definition of the "seriousness of a condition", according to Guidance for Industry documents published in July 2004 is "a matter of judgment, but generally based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one". The FDA has recently requested a "complete and audited report of the Amp 516 study to determine whether Ampligen(R) has a clinically meaningful benefit on a serious or life threatening aspect of ME/CFS in order to evaluate whether the Amp 516 study results do or do not support a "fast track designation". The FDA has also invited us to include a schedule for completion of all ME/CFS studies as well as a proposed schedule for our NDA submission. Because we believe our ME/CFS studies are complete, we intend to request a pre-NDA meeting to obtain advice on preparing and submitting our NDA, which may eliminate the need for Fast Track Designation. Meanwhile, we will continue with our existing ongoing efforts to prepare a complete and audited report of our various studies, including the well-controlled Amp 516 study. We are using our best efforts to complete the requisite reports including the hiring of new staff and various recognized expert medical/regulatory consultants, but can provide no assurance as to whether the outcome of this large data collection and filing process (approximately 750 patients, treated more than 45,000 times) will be favorable or unfavorable, specifically with respect to the FDA's perspective. Also, we can provide no guidance as to the tentative date at which the compilation and filing of such data will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards.

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



Although preliminary in vitro testing indicates that Ampligen(R) enhances the effectiveness of different drug combinations on avian influenza, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment.

      Ampligen(R) is undergoing pre-clinical testing for possible treatment of avian flu. Although preliminary in vitro testing indicates that Ampligen(R) enhances the effectiveness of different drug combinations on avian flu, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment. No assurance can be given that similar results will be observed in clinical trials. Use of Ampligen(R) in the treatment of avian flu requires prior regulatory approval. Only the FDA can determine whether a drug is safe, effective or promising for treating a specific application. As discussed in the prior risk factor, obtaining regulatory approvals is a rigorous and lengthy process.

      In addition, Ampligen(R) is being tested on one strain of avian flu. There are a number of strains and strains mutate. No assurance can be given that a Ampligen(R) will be effective on any strains that might infect humans.

We may continue to incur substantial losses and our future profitability is uncertain.

      We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of December 31, 2005 our accumulated deficit was approximately $149,677,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

      The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2005, we had approximately $16,204,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements, including debt service, for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

      Under the common stock purchase agreement signed with Fusion Capital on July 8, 2005, we only have the right to receive $40,000 per trading day unless our stock price equals or exceeds $2.00, in which case the daily amount may be increased under certain conditions as the price of our common stock increases (For a more detailed description of the terms of this agreement, see the agreement filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 11, 2005). Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we initially registered 10,000,000 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $20.0 million without registering additional shares of common stock. As of March 24, 2006, we need an average selling price of $0.99 per share for the remainder of the agreement to realize the $20,000,000 in proceeds. The closing price of our stock was $3.78 on March 24, 2006. Subject to approval by our board of directors, we have the right, but not the obligation, to issue more than 10,000,000 shares to Fusion Capital. In the event we elect to issue more than 10,000,000 shares, we will be required to file a new registration statement and have it declared effective by the Securities and Exchange Commission. In the event that we decide to issue more than 10,113,278 (19.99% of our outstanding shares of common stock as of the date of our agreement), we would first be required to seek stockholder approval in order to be in compliance with the American Stock Exchange Market rules. As of March 24, 2006, Fusion Capital has purchased 8,211,508 shares amounting to $18,230,011 in our receipt of gross proceeds.

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

      We have limited marketing and sales capability. We are dependent upon existing and, possibly future, marketing agreements and third party distribution agreements for our products in order to generate significant revenues and become profitable. As a result, any revenues received by us will be dependent on the efforts of third parties, and there is no assurance that these efforts will be successful. Our agreement with Accredo offers the potential to provide some marketing and distribution capacity in the United States while agreements with Biovail Corporation and Laboratorios Del Dr. Esteve S.A. may provide a sales force in Canada, Spain and Portugal. We also had an agreement with Bioclones (Proprietary), Ltd ("Bioclones") that covered South America, Africa, United Kingdom, Australia and New Zealand. However, we deem this marketing arrangement with Bioclones void due to the numerous and long standing failures of performance by Bioclones. In addition, in December 2004, we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about the hostile takeover of Hemispherx. This conspiratorial group includes Bioclones.

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

      There are a limited number of manufacturers in the United States available to provide the polymers for use in manufacturing Ampligen(R). At present, we do not have any agreements with third parties for the supply of any of these polymers. We are establishing relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen(R) raw materials in order to obtain polymers on a more consistent manufacturing basis. The establishment of an Ampligen(R) raw materials production line within our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of the of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for the manufacture of Alferon N Injection(R)), may delay certain steps in the commercialization process, specifically a targeted NDA filing.

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

      On December 9, 2005, we executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the contract manufacturing of Ampligen(R) for a five year term. Pursuant to the agreement we will supply the key raw materials and Hollister-Stier will formulate and bottle the Ampligen(R). We paid a $100,000 deposit in order to initiate the manufacturing project and expensed this payment as a research and development cost. The achievement of the initial objectives described in the agreement, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. We executed a confidentiality agreement with Hollister-Stier; therefore, we commenced the transfer of our manufacturing technology to Hollister-Stier. Currently, Hollister-Stier has completed two pilot manufacturing runs of Ampligen(R) for stability testing.

      We have identified two other capable cGMP facilities in the US for the manufacture of Ampligen(R) and obtained proposals from both. If either of these two facilities are acceptable, we would be able to maintain a minimum of two independent production sites for the production of Ampligen(R). We are in the process of reviewing these other proposals.

      The purified drug concentrate utilized in the formulation of Alferon N Injection(R) is manufactured in our New Brunswick, New Jersey facility and Alferon N Injection(R) was formulated and packaged at a production facility formerly owned and operated by Abbott Laboratories located in Kansas. Abbott Laboratories has sold the facility to Hospira. Hospira completed the production of 12,000 vials in November 2005. Hospira ceased the labeling and packaging of Alferon N Injection(R) as they are seeking larger production runs for cost efficiency purposes. We have identified two manufacturers to replace Hospira and, on February 8, 2006, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, we will supply raw materials in sufficient quantity and provide any pertinent information to the project.

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

      Our success is dependent on the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen(R), and his knowledge of our overall activities, including patents and clinical trials. The loss of Dr. Carter's services could have a material adverse effect on our operations and chances for success. We have secured key man life insurance in the amount of $2,000,000 on the life of Dr. Carter and we have an employment agreement with Dr. Carter that, as amended, runs until December 31, 2010. However, Dr. Carter has the right to terminate his employment upon not less than 30 days prior written notice. The loss of Dr. Carter or other personnel, or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

Risks Associated With an Investment in Our Common Stock

We reported material weaknesses in our internal control over financial reporting that, if not remedied, could adversely affect our internal controls.

In connection with the review of our internal control over financial reporting as of December 31, 2005, it was determined that the accounting principles applied to certain features of our convertible debentures, the valuation of debenture related and other common stock warrants dating back to 2003 were inaccurately reflected in our interim financial statements through 2003 and 2005 and our annual financial statements for the years ended December 31, 2003 and 2004. Our processes and procedures related to the preparation and audit of the quarterly and annual financial statements were not adequate to ensure that the financials were prepared in accordance with generally accepted accounting principles. While the result of applying the proper accounting principles decreased our net loss per share by only $0.02 and $0.01 for the years ended December 31, 2003 and 2004, respectively we consider our accounting review process to be a material weakness that resulted in a material misstatement to our consolidated financial statements.


We have taken and plan to take, during 2006, additional steps to remediate these internal control weaknesses. In March 2006, we increased the time allocated by our financial consultants with regards to remediate these disclosed internal control weaknesses and spend additional time monitoring our internal controls on an ongoing basis. Notwithstanding the foregoing, the measures we have taken and any future measures to remediate the internal control weaknesses reported that we may take, we may not be able to effectively maintain effective internal control over financial reporting in the future. In addition, additional deficiencies in our internal controls may be discovered in the future. Any failure to remediate the reported material weakness or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could affect the ability of our management to certify in our 2006 Form 10-K and 10-Q that our internal controls are effective when it provides an assessment of our internal control over financial reporting, and could affect the results of our independent registered public accounting firm's related attestation report regarding our management's assessment. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

      Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended December 31, 2005, the price of our common stock has ranged from $1.25 to $3.70 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

      As of March 24, 2006, approximately 899,772 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Also, we have registered 22,331,890 shares issuable (i) to Fusion Capital pursuant to the common stock purchase agreement with Fusion Capital;
(ii) upon conversion of approximately 135% of Debentures that we issued in 2003 and 2004; (iii) as payment of 135% of the interest on all of the Debentures;
(iv) upon exercise of 135% of certain Warrants; and (v) upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital and other shares registered for selling stockholders could cause the price of our common stock to decline.

      The sale by Fusion Capital and other selling stockholders of our common stock will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, the mere prospect of resales by Fusion Capital and other selling stockholders could depress the market price for our common stock. The issuance of shares to Fusion Capital under the common stock purchase agreement dated July 8, 2005, will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

      The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold to Fusion Capital are freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares will be sold over a period of in excess of 25 months from August 3, 2005. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock to Fusion Capital pursuant to the purchase agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

      Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 9.4% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

      We currently lease our headquarters located in Philadelphia, Pennsylvania consisting of a suite of offices of approximately 15,000 square feet. We also currently own, occupy and use our New Brunswick, New Jersey laboratory and production facility that we acquired from ISI. These facilities consist of two buildings located on 2.8 acres. One building is a two story facility consisting of a total of 31,300 square feet. This facility contains offices, laboratories, production space and shipping and receiving areas. It is also contains space designated for research and development, our pharmacy, packaging, quality assurance and quality control laboratories. Building Two has 11,670 square feet consisting of offices, laboratories and warehouse space. The property has parking space for approximately 100 vehicles.

      In 2005, we initiated the transfer of Ampligen(R) raw materials production to our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen(R)'s raw materials, keeping costs down and controlling regulatory compliance issues (other parts of the of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent manufacturing basis. As of December 31, 2005, we have capitalized approximately $821,000 towards the construction and installation of this production line at our New Jersey facility. The anticipated completion date for the facility is May 2006 with the first lot of Ampligen(R) raw material being produced in the second quarter 2006. We estimate the total cost of establishing this production line to be some $1,900,000, including modifications to our New Brunswick facility. This polymer production line will have the capacity to produce up to four kilograms per week, or 100 kilograms per year which should allow us to manufacture up to one-half million 400 mg doses per year.

      Our lease on the Rockville facility expired in June 2005 and we completed the move of our laboratory and equipment to our New Brunswick facility. Consolidation of this laboratory with our existing laboratory in New Brunswick will provide economical benefit. With the consolidation complete, it is our belief that the consolidated facility will enable us to meet our requirements for planned clinical trials and treatment protocols for the foreseeable future.



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

      In June 2002, a former ME/CFS clinical trial patient and her husband filed a claim in the Superior Court of New Jersey, Middlesex County, against us, one of our clinical trial investigators and others alleging that she was harmed in the ME/CFS clinical trial as a result of negligence and breach of warranties. On June 25, 2004 all claims against us were dismissed with prejudice. The former ME/CFS clinical trial patient and her husband have now appealed the dismissal of their claims to the New Jersey Superior Court, Apellate Division, upheld the dismissal of all claims against us and the matter is now concluded.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the security holders during the last quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      In 2005 we issued 6,632,389 shares of common stock consisting of 1) 1,614,628 shares for debt repayment, debt conversion and interest payments related to the October 2003, January 2004 and July 2004 Convertible Debentures;
2) 343,995 shares in payment of services rendered and 3) 4,673,766 shares issued pursuant to the Fusion Capital Equity Funding Agreement.

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


COMMON STOCK                                          High              Low
------------                                          ----              ---

Time Period:

January 1, 2004 through March 31, 2004                4.85             2.27

April 1, 2004 through June 30, 2004                   5.40             3.30

July 1, 2004 through September 30, 2004               3.54             2.10

October 1, 2004 through December 31, 2004             2.50             1.50

January 1, 2005 through March 31, 2005                2.24             1.25

April 1, 2005 through June 30, 2005                   1.96             1.30

July 1, 2005 through September 30, 2005               1.90             1.36

October 1, 2005 through December 31, 2005             3.70             1.70

      As of March 24, 2006, there were approximately 277 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

      On March 24, 2006, the last sale price for our common stock on the AMEX was $3.78 per share.

      We have not paid any dividends on our Common Stock in recent years. It is management's intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of our business.

      The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2005.

                                                                                        Number of securities
                                                                    Weighted-average    Remaining available for
                                   Number of Securities to          Exercise price of   future issuance under
                                   be issued upon exercise          Outstanding         equity compensation
                                   of outstanding options,          options, warrants   plans(excluding securities
 Plan Category                     warrants and rights              and rights          reflected in column (a))
 -------------                    ------------------------         ------------------   --------------------------
                                            (a)                            (b)                    (c)

Equity compensation plans approved by
security holders:                           2,427,597                $         2.64                  6,033,201

Equity compensation plans not approved
by security holders:                                _                             _                          _
Total                                       2,427,597                $         2.64                  6,033,201

ITEM 6. Selected Financial Data (in thousands except for share and per share data).

Year Ended
December 31                                 2001              2002           2003(2)           2004(4)          2005(4)
-----------                                 ----              ----           -------           -------          -------

Statement of Operations
Data:
Revenues and License fee Income     $        390      $        904      $        657      $      1,229      $      1,083

Total Costs and Expenses(1)                9,192             6,961             7,909            12,118            10,722

Interest Expense and Financing
Costs(3)                                      --                --             6,568            11,801             4,017

Net loss                                  (9,083)           (7,424)          (13,993)          (23,398)          (13,213)

Basic and diluted net loss per
share                                      (0.29)            (0.23)            (0.40)            (0.52)            (0.26)

Shares used in computing basic
and diluted net loss per share        31,433,208        32,085,776        35,234,526        45,177,862        51,475,192

Balance Sheet Data:

Working Capital                     $      7,534      $      2,925      $      7,000      $     15,745      $     16,665

Total Assets                              12,035             6,040            13,638            25,293            24,672

Long-Term Debt                                --                --             1,799             3,733             3,217


Stockholders Equity                       10,763             3,630             9,741            21,560            19,837

Other Cash Flow Data:

Cash used in operating
activities                          $     (7,281)     $     (6,409)     $     (7,022)     $     (7,240)     $     (7,236)

Capital expenditures                          --                --               (19)           (1,696)             (175)

(1) General and Administrative expenses include stock compensation expense totaling $673,000, $132,000, $237,000, $2,000,000 and $383,000 for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

(2) For information concerning the acquisition of certain assets of ISI and related financing see note 5 and note 6 to our consolidated financial statements for the year ended December 31, 2005 contained herein.

(3) In accounting for the March 12, 2003, July 10, 2003, October 29, 2003, January 26, 2004 and July 13, 2004 issuances of 6% Senior Convertible Debentures in the principal amounts of $5,426,000, $5,426,000, $4,142,356, $4,000,000 and
$2,000,000, respectively, and related embedded conversion features and warrant issuances, we recorded debt discounts which, in effect, reduced the carrying value of the debt. For additional information refer to Note 8 to our consolidated financial statements for the year ended December 31, 2005.

(4) Restated

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2005. This information should be read in conjunction with Item 6 - "Selected Financial Data" and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K.

Statement of Forward-Looking Information

      Certain statements in the section are "forward-looking statements." You should read the information before Item 1B above, "Special Note" Regarding
Forward-Looking Statements" for more information about our presentation of information.

Background

      We have reported net income only from 1985 through 1987. Since 1987, we have incurred, as expected, substantial operating losses due to our conducting clinical testing.

      In the course of almost three decades, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and the development of therapeutic products for the treatment of chronic diseases. Our strategy is to obtain the required regulatory approvals which will allow the progressive introduction of Ampligen(R) (our proprietary drug) for treating Myalgic Encephalomyelitis/ Chronic Fatigue Syndrome ("ME/CFS"), HIV, Hepatitis C ("HCV") and Hepatitis B ("HBV") in the U.S., Canada, Europe and Japan. In 2004, we completed a phase III clinical trial in the U.S. for use of Ampligen(R) in treatment of ME/CFS and are in the process of assembling and analyzing the obtained data preparatory to completing and filing a New Drug Application with the FDA. We are also testing Ampligen(R) in Phase IIb Clinical Trials in the U.S. for the treatment of newly emerging multi-drug resistant HIV, and for the induction of cell mediated immunity in HIV patients that are under control using potentially toxic drug cocktails.

      Our proprietary drug technology utilizes specifically configured ribonucleic acid ("RNA") and is protected by more than 100 patents worldwide, with over 9 additional patent applications pending to provide further proprietary protection in various international markets. Certain patents apply to the use of Ampligen(R) alone and certain patents apply to the use of Ampligen(R) in combination with certain other drugs. Some compositions of matter patents pertain to other new RNA compounds, which have a similar mechanism of action.

      In March 2003 we obtained from Interferon Sciences, Inc. ("ISI") all of its raw materials, work-in-progress and finished product Alferon N Injection(R), together with a limited license to sell Alferon N Injection(R), a natural alpha interferon that has been approved for commercial sale for the intralesional treatment of refractory or recurring external condylomata acuminata ("genital warts") in patients 18 years of age or older in the United States. In March 2004, we acquired from ISI the balance of ISI's rights to its product as well as ISI's production facility. We are marketing the Alferon N Injection(R) in the United States through sales facilitated via third party agreements. Additionally, we intend to implement studies testing the efficacy of Alferon N Injection(R) in multiple sclerosis and other chronic viral diseases. In this regard, the FDA recently authorized a Phase II clinical study designed to investigate the activity and safety of Alferon(R) LDO in early stage HIV positive patients.

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

Restatements

(a) On March 29, 2006, after doing additional analysis on guidelines set forth in EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, it was determined that the accounting treatment for the March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, the "Debentures") was inaccurately reflected in the financial statements for the quarters and years ended included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and for the quarterly periods ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004, September 30, 2004,
      March 31, 2005, June 30, 2005 and September 30, 2005, included within our Quarterly Reports on Form 10-Q and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was originally determined that the discount related to the embedded conversion features and warrant issuances calculated at fair value was approximately $1,607,000, $2,724,000, $2,879,000, $2,272,000 and
      $1,260,000 for the March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures, respectively. The discount derived from determining the fair value of the embedded conversion feature and warrant issuances is amortized to financing costs over the life of the debenture or charged to earnings on the earlier conversion thereof. To properly account for the initial calculation of the discount, we determined, under guidance from EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount should be restated for the March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures to $2,098,000, $2,280,000, $3,177,000, $1,998,000 and $628,000, respectively. The total impact of this restatement on our statement of operations was to decrease the net loss for the year ended December 31, 2004 by $382,000 or $0.01 per share and an increase in net loss of $301,000 or $0.01 per share for the period ended December 31, 2003.

(b) On March 29, 2006, it was determined that the accounting treatment for the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances was inaccurately reflected in the financial statements for the quarters and years ended included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and for the quarterly periods ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004, September 30, 2004,
      March 31, 2005, June 30, 2005 and September 30, 2005, included within our Quarterly Reports on Form 10-Q and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was originally determined that the fair value of the warrants issued as investment banking fees paid to Cardinal Securities, LLC, be accounted for as a discount to the underlying Debentures and be amortized over the life of the debenture or charged to earnings on the earlier conversion thereof. These investment banking fees should have been capitalized as an asset on the balance sheet and amortized over the life of the debenture or charged to earnings on the earlier conversion thereof. In addition, our calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances as a discount to the Debenture was determined to be overstated at the time of issuance. The total impact of this restatement on our statement of operations was to decrease the net loss for the year ended December 31, 2004 by $460,000 or $.01 and an increase to the net loss for the year ended December 31, 2003 of $138,000 or $0.00 per share.

(c) On March 29, 2006, after doing additional analysis on guidelines set forth in EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, it was determined that the accounting treatment for the conversion price reset on the July 2003, January 2004 and July 2004 debentures was inaccurately reflected in the financial statements for the quarters and years ended included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and for the quarterly periods ended September 2003, March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, included within our Quarterly Reports on Form 10-Q and that, therefore, a restatement of our financial statements for the periods referenced above was required. A conversion price reset was triggered on the July 2003 Debenture upon the issuance of the October 2003 Debenture. In addition, a conversion price reset was triggered on both the January 2004 and July 2004 debentures upon the closing of the August 2004 Private Placement (See Note 8 & 9 contained within the consolidated financial statements contained herein for more details on the resets). Under the previous accounting treatment, we did not properly account for the conversion price resets on the July 2003,
      January 2004 and July 2004 debentures. To properly account for the conversion price resets, we determined, under guidance from EITF 00-27:
      Application of Issue No. 98-5 to Certain Convertible Instruments, an additional debt discount should have been recorded for the July 2003, January 2004 and July 2004 Debentures of approximately $741,000, $915,000 and $632,000, respectively. The total impact of this restatement on our statement of operations was to increase the net loss for the year ended December 31, 2004 and 2003 by $1,037,000 and $58,000 or $0.02 and $0.00
      per share, respectively.

(d) On March 29, 2006, it was determined that the accounting treatment for the warrant conversion price reset on the July 2009 Warrants (See Note 8 "January 2004 Debenture" within the consolidated financial statements contained herein for more detail on this transaction) was inaccurately reflected in the financial statements for the quarter and year ended included in our Annual Report on Form 10-K for the year ended December 31, 2004, and for the quarterly period ended March 31, 2005, included within our Quarterly Reports on Form 10-Q, and that, therefore, a restatement of our financial statements for the periods referenced above was required. The warrant price reset on the July 2009 Warrants was triggered upon the closing of the August 2004 Private Placement and we recorded an additional charge to earnings of $337,000 in 2005 upon the warrant price reset. This additional charge to earnings in 2005 included $108,000 that pertained to the quarter ended December 31, 2004. The total impact of this restatement on our statement of operations was to increase the net loss for the year ended December 31, 2004 by $108,000 or $0.00 per share.

(e) On March 29, 2006, it was determined that the accounting treatment for the warrant conversion price reset on the May and June 2009 Warrants (See Note 8 within the consolidated financial statements contained herein for more detail on this transaction) was inaccurately reflected in the financial statements for the quarter and year ended included in our Annual Report on Form 10-K for the year ended December 31, 2004, and for the quarterly period ended March 31, 2005, included within our Quarterly Reports on Form 10-Q, and that, therefore, a restatement of our financial statements for the periods referenced above was required. The warrant price reset on the May and June 2009 Warrants was triggered upon the closing of the August 2004 Private Placement and we recorded an additional charge to earnings of $1,359,000 in 2005 upon the warrant price resets. This additional charge to earnings included $357,000 that pertained to 2004 as restated. The total impact of this restatement on our statement of operations was to increase the net loss for the year ended December 31, 2004 by $357,000 or $0.01 per share.

(f) On March 29, 2006, it was determined that the accounting treatment for the issuance of the June 2008 Warrants (See Note 8 within the consolidated financial statements contained herein for more detail on this transaction) was inaccurately reflected in the financial statements for the quarter and year ended included in our Annual Report on Form 10-K for the year ended December 31, 2003, and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the pervious accounting treatment, the June 2008 Warrants issued as incentive for the March 2003 debenture holders to exercise prior warrant issuances was not accounted for properly. To properly account for the issuance of the additional warrants, we determined that we should have recorded a lower debt discount of approximately $1,320,000. The total impact of this restatement on our statement of operations was to decrease the net loss for the year ended December 31, 2003 by $1,320,000 or $0.04 per share.

(g) On March 30, 2006, it was determined that the accounting treatment for the issuance of the June 2009 Warrants (See Note 8 within the consolidated financial statements contained herein for more detail on this transaction) and warrants issued in conjunction with a debt modification were inaccurately reflected in the financial statements for the quarters ended June 30, 2004, through September 30, 2005 and the year ended included in our Annual Report on Form 10-K for the year ended December 31, 2004, and that, therefore, a restatement of our financial statements for the periods referenced above were required. Under the pervious accounting treatment, the initial issuance of the June 2009 Warrants and the warrants issued in conjunction with the debt modification were not accounted for properly. To properly account for the issuance of the additional warrants, we determined that we should have recorded a lower charge to earnings of approximately $1,667,000. The total impact of this restatement on our statement of operations was to decrease the net loss for the year ended December 31, 2004 by $1,677,000 or $0.04 per share.


As a result of the corrections of the errors described above, we restated our financial statements included in this Annual Report on Form 10-K as follows:

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheet
                                 (in Thousands)


                                                December 31,                                               December 31,
                                                    2004           Adjustments                                 2004
                                                                   -----------
                                                As previously                                                Restated
                                                  Reported
                                              ------------------ ----------------- --------------------- ------------------
                   ASSETS
Current assets:
 Cash and cash equivalents                     $          8,813                                          $           8,813
 Short term investments                                   7,924                                                      7,924
 Inventory                                                2,148                                                      2,148
 Accounts and other receivables
                                                            139                                                        139
 Prepaid expenses and other current
 assets                                                     266                                                        266

                                              ------------------                                         ------------------
         Total current assets                            19,290                                                     19,290
                                              ------------------                                         ------------------

Property and equipment, net                               3,303                                                      3,303
Patent and trademark rights, net                            908                                                        908
Investment                                                   35                                                         35
Deferred acquisition costs                                    -                                                          -
Deferred financing costs                                    319              121  (b)                                 440
Advance receivable                                        1,300                                                      1,300
Other assets                                                 17                                                         17

                                              ------------------                                         ------------------
         Total assets                          $         25,172              121                          $        25,293
                                                       ========                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $            526                                           $            526
 Accrued expenses                                         1,012                                                      1,012
 Current portion of long-term debt                        3,248           (1,241)  (a)(b)(c)(d)(e)(g)                2,007
                                              ------------------                                         ------------------
 Total current liabilities                                4,786           (1,241)                                    3,545
                                              ------------------                                         ------------------

 Long-Term Debt-net of curr portion
                                                            305             (117)  (a)(b)(c)(d)(e)(g)                  188

Commitments and contingencies


Redeemable common stock                                       -                                                          -
Stockholders' equity:
 Common stock                                                50                                                         50
 Additional paid-in capital                             158,024              (40)  (a)(b)(c)(d)(e)(g)               157,984
 Accumulated other comprehensive income
                                                            (10)                                                       (10)
 Accumulated deficit                                   (137,983)           1,519   (a)(b)(c)(d)(e)(g)             (136,464)
 Treasury stock                                               -                                                          -

                                                                                                         ------------------
                                              ------------------
 Total stockholders' equity                              20,081            1,479                                    21,560
                                              ------------------                                         ------------------

 Total liabilities and stockholders' equity
                                                        $25,172              121                                   $25,293
                                                        =======                                                    =======

(a) Includes restatement adjustment for the Debentures restatement relating to the initial recording of Debenture, as described above.

(b) Includes restatement adjustment for the Cardinal Capital restatement relating to investment banking fees, as described above.

(c) Includes restatement adjustment for the Debentures restatement relating to the conversion price reset, as described above.

(d) Includes restatement adjustment for the July 2009 warrants restatement relating to warrant price reset, as described above.

(e) Includes restatement adjustment for the May and June 2009 warrants restatement relating to warrant price reset, as described above.

(f)   Includes restatement adjustment for the June 2008 Warrants.

(g) Includes restatement for the issuance of warrants regarding a debt modification and additional reset of the May 2009 warrants, as described above.


                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2003


                                                December 31,                                               December 31,
                                                    2003           Adjustments                                 2003
                                                    ----                                                       ----
                                                As previously                                                Restated
                                                  Reported
                                              ------------------ ----------------- --------------------- -----------------

Revenues:
Sales of product net                          $             509                                          $            509
Clinical treatment programs                                 148                                                       148

Total Revenues:                                             657                                                       657

Costs and expenses:
Production/cost of goods sold                               502                                                       502
Research and development                                  3,150                                                     3,150
General and administrative                                4,257                                                     4,257
                                              ------------------                                         -----------------

Total costs and expenses                                  7,909                                                     7,909

Interest and other income                                    80                                                        80
Interest expense                                           (253)                                                     (253)
Financing costs                                          (7,345)               777  (a)(b)(c)(d)(f)                (6,568)
                                              ------------------                                         -----------------


Net loss                                      $         (14,770)               777  (a)(b)(c)(d)         $        (13,993)
                                              =================                                          =================

Basic and diluted loss per share
                                              $            (.42)             $ .02                       $           (.40)
                                              =================                                          =================

Weighted average shares outst.                       35,234,526                                                35,234,526
                                              =================                                          =================


(a) Includes restatement adjustment for the Debentures restatement relating to the initial recording of Debenture, as described above.

(b) Includes restatement adjustment for the Cardinal Capital restatement relating to investment banking fees, as described above.

(c) Includes restatement adjustment for the Debentures restatement relating to the conversion price reset, as described above.

(d) Includes restatement adjustment for the July 2009 warrants restatement relating to warrant price reset, as described above.

(e) Includes restatement adjustment for the May and June 2009 warrants restatement relating to warrant price reset, as described above.


(f)   Includes restatement adjustment for the June 2008 Warrants.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2004


                                                         December 31,                                            December 31,
                                                             2004           Adjustments                              2004
                                                             ----                                                    ----
                                                       As previously                                               Restated
                                                          Reported
                                                       ------------------ ----------------- ------------------ -----------------

Revenues:
Sales of product net                                   $           1,050                                      $           1,050
Clinical treatment programs                                          179                                                    179

Total Revenues:                                                    1,229                                                  1,229

Costs and expenses:
Production/cost of goods sold                                      2,112                                                  2,112
Research and development                                           3,842                                                  3,842
General and administrative                                         6,164                                                  6,164
                                                       ------------------                                     -----------------

Total costs and expenses                                          12,118                                                 12,118

Equity loss and write off of  investments in
unconsolidated affiliates
                                                                    (373)                                                  (373)
Interest and other income                                             49                                                     49
Interest expense                                                    (384)                                                  (384)
Financing costs                                                  (12,543)              742 (a)(b)(c)(d)(e)(g)           (11,801)
                                                       ------------------                                      -----------------


Net loss                                                      $  (24,140)             (742)                    $        (23,398)
                                                       =================                                       =================

Basic and diluted loss per share                                $   (.53)             $.01                      $          (.52)
                                                       =================                                       =================

Weighted average shares outstanding                           45,177,862                                             45,177,862
                                                       =================                                       =================

(a) Includes restatement adjustment for the Debentures restatement relating to the initial recording of Debenture, as described above.

(b) Includes restatement adjustment for the Cardinal Capital restatement relating to investment banking fees, as described above.

(c) Includes restatement adjustment for the Debentures restatement relating to the conversion price reset, as described above.

(d) Includes restatement adjustment for the July 2009 warrants restatement relating to warrant price reset, as described above.

(e) Includes restatement adjustment for the May and June 2009 warrants restatement relating to warrant price reset, as described above.

(g) Includes restatement for the issuance of warrants regarding a debt modification and additional reset of the May 2009 warrants, as described above.

We and our audit committee have discussed the above errors and adjustments with our current independent registered public accounting firm and have determined that a restatement is necessary for the periods described above. This Annual Report on Form 10-K for the fiscal year ended December 31, 2005 reflects the changes for the annual results for the years ended December 31, 2003 and December 31, 2004. We will file our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 31, 2005, as soon as practicable in connection with the restatements described above.

Result of Operations

Years Ended December 31, 2005 vs. 2004

Net loss

      Our net loss of $13,213,000 for the year ended December 31, 2005 was down 46% compared to the same period in 2004. This reduction of $10,185,000 in loss was primarily due to: 1) lower costs associated with non-cash financing charges related to our convertible debentures and related warrants. These non-cash financing costs were down $7,784,000 or 66% of the change in net loss from period to period, 2) production/cost of goods sold expenditures were down $1,721,000 due to increased expenditures during 2004 associated with ramping up of the New Brunswick facility for further production of Alferon N Injection(R), and 3) lower non-cash stock compensation expenses of approximately $1,617,000. These lower expenses were slightly offset by an increase in research & development ("R & D") costs during the current period of approximately $1,302,000 mainly due to costs associated with the transfer of our technology to Hollister-Stier, our contract manufacturer of Ampligen(R), and costs related to the construction of our Ampligen(R) raw material production line within our New Jersey facility. Certain costs related to our exploratory drug, Ampligen(R), were expensed as R&D costs. Net losses per share were $(.26) for current period versus $(.52) in the same period 2004.

      The lower stock compensation expense noted above resulted from having a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants prior to our annual meeting of stockholders in September 2003. Prior to the meeting, to permit consummation of the sale of the July 2003 Debentures and the related warrants, Dr. Carter agreed that he would not exercise his warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in our authorized shares, we have agreed to compensate Dr. Carter.

Revenues

      Revenues for the year ended December 31, 2005 were $1,083,000 as compared to $1,229,000 for the same period in 2004. Alferon N Injection(R) sales were down $140,000 or 13% while Ampligen(R) sold under the cost recovery clinical program was down $6,000 or 3%. The decline in Alferon N Injection(R) sales can be attributed to increased competition from rival products, specifically, 3M Pharmaceutical's product Aldera. Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. After screening the patient's enrollment records, we ship Ampligen(R) to the physician. A typical six-month treatment therapy costs the patient about $7,200 for Ampligen(R). This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R) and 2) collection of clinical data relating to the patients' treatment and results.

Production costs/cost of goods sold

      Our costs for production/cost of goods sold were down $1,721,000 for the year ended December 31, 2005 compared to the same period in 2004. $1,642,000 of this decrease in production costs is primarily due to expenses incurred in 2004 related to preparing the New Brunswick facility for the production of Alferon N Injection(R). There were no such costs in 2005. We are nearing completion of the construction of the production line within our own facility in New Brunswick for Ampligen(R) raw materials. We believe that this installation will increase production capacity, improve efficiency and assure compliance with worldwide drug manufacturing standards and processes.

      Alferon cost of goods sold for the year ended December 31, 2005 and 2004 were $391,000 and $470,000, respectively. Since acquiring the right to manufacture and market Alferon N Injection(R) in March 2003, we have converted the work-in-progress inventory into finished goods as needed. This work-in-progress inventory included three production lots totaling the equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. Approximately 42,000 vials have been produced. Our contractor, Hospira completed the labeling and packaging of approximately 12,000 vials of Alferon N Injection(R) inventory and these vials were released into finished goods inventory in November 2005. Hospira gave notice that they will no longer label and package Alferon N Injection(R) as they are seeking larger production runs for cost efficiency purposes. We have identified two manufacturers to replace Hospira and, on February 8, 2006, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, we will supply raw materials in sufficient quantity and provide any pertinent information to the project.

      We have started preliminary work to convert the third lot of approximately 13,000 vials to finished goods inventory with an anticipated completion date for the third quarter 2006. By the first quarter 2007, we anticipate preparing new Alferon N Injection(R) lots from blood leukocytes at our New Jersey facility. Final formulation and packaging of Alferon N Injection(R) would be completed by a third party contractor as noted above.

      The installation of a Ampligen(R) raw material production line within our New Brunswick facility should be completed and in production by May 2006. The transfer of Ampligen(R) raw material production to our own facilities has obvious advantages with respect to overall control of the manufacturing process, keeping costs down and controlling regulatory compliance issues (other parts of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent and reliable basis. As of December 31, 2005, we have capitalized approximately $821,000 towards the construction and installation of this production line. The anticipated completion date for the first lot of Ampligen(R) raw material being produced is the second quarter 2006. We estimate the total cost of establishing this production line to be some $1,900,000, including modifications to our New Brunswick facility. This polymer production line will have the capacity to produce up to four kilograms per week, or 100 kilograms per yeah which should allow us to manufacture up to one-half million 400 mg doses per year. We have identified three contract manufacturers to expand polymer manufacture, if necessary, and obtained preliminary proposals from two and initiated discussions with the third.

Research and Development costs

      Overall research and development direct costs for the year ended December 31, 2005 and 2004 were $5,144,000 and $3,842,000, respectively. These costs in 2005 reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers as well as on-going clinical trials involving patients with HIV. In addition, these costs reflect direct costs incurred relating to the development of Alferon(R) LDO (low dose oral interferon alfa-N3, human leukocyte derived). We have over approximately 130,000 doses on hand of Alferon(R) LDO which have been prepared for use in clinical trials treating patients affected with the SARS, Avian Flu or other potentially emerging infectious diseases.

      During 2005, we increased our clinical staff by employing several highly trained individuals to focus on the preparation of our Ampligen(R) NDA filing. The NDA filing is a very complex document and we are being meticulous in the preparation of the document. Our clinical monitors and research assistants completed the process of visiting the multiple clinical study sites around the country for our AMP 516 study in January 2006. Our process included collecting and auditing data generated at each of these sites. Since we are now incorporating a larger sample of data from our previous trials for inclusion in the NDA filing (see below for further details), our clinical monitors and research assistants plan on visiting our sites associated with our AMP 511 study in 2006 with the intention of collecting and auditing this additional data. All data must be reviewed and checked to clarify any inconsistencies or inaccuracies that turn up. Due to the human factor, these types of problems occur in all clinical trials. These gaps and inconsistencies in data must be resolved with the respective clinical investigators, while maintaining a clear record of events which allows the FDA to conduct a meaningful audit of these records.

      We believe that our AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS is the most comprehensive study ever conducted in ME/CFS. This Phase III clinical trial, which was conducted over a six-year period, involved an enrollment of more than 230 severely debilitated ME/CFS patients and was conducted at twelve medical centers throughout the United States. The study is serving as the basis for us to file a new drug application with the FDA.

      We had originally targeted a late 2004 filing date for this NDA for Ampligen(R). In order to respond to recent changes in the regulatory environment that place a greater emphasis on the safety and efficacy of all new experimental drug candidates, we are now incorporating a larger sample of data from our previous trials. The NDA filing will now include data accumulated from 45,000 administrations of the studied drug to approximately 750 ME/CFS patients. We plan to complete and file the NDA before year end 2006.

      The clinical development of the experimental therapeutic, Ampligen(R) for ME/CFS was initiated approximately 16 years ago. To date federal health agencies have yet to reach a consensus regarding various aspects of ME/CFS, including parameters of "promising therapies" for ME/CFS and which aspects of ME/CFS are anticipated to be "serious or life-threatening".

      Over its developmental history, Ampligen(R) has received various designations, including Orphan Drug Product Certification (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and "promising" clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). However to date, the FDA has determined it has yet to receive sufficient information to support the potential of Ampligen(R) to treat a serious or life threatening aspect of ME/CFS. The definition of the "seriousness of a condition", according to Guidance for Industry documents published in July, 2004 is "a matter of judgment, but generally based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one". The FDA has recently requested a "complete and audited report of the Amp 516 study to determine whether Ampligen(R) has a clinically meaningful benefit on a serious or life threatening aspect of ME/CFS in order to evaluate whether the Amp 516 study results do or do not support a "fast track designation". The FDA has also invited us to include a schedule for completion of all ME/CFS studies as well as a proposed schedule for our NDA submission. Because we believe our ME/CFS studies are complete, we intend to request a pre-NDA meeting to obtain advice on preparing and submitting our NDA. At the same time we will continue with our existing ongoing efforts to prepare a complete and audited report of our various studies, including the well-controlled Amp 516 study. We are using our best efforts to complete the requisite reports including the hiring of new staff and various recognized expert medical/regulatory consultants, but can provide no assurance as to whether the outcome of this large data collection and filing process (approximately 750 patients, treated more than 45,000 times) will be favorable or unfavorable, specifically with respect to the FDA's perspective. We plan to use an independent contractor to file the NDA electronically to facilitate the review by the FDA. Also, we can provide no guidance as to the tentative date at which the compilation and filing of such data will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities (or the facilities of such other manufacturer as we may retain in the event that we do not come to definitive terms with Hollister-Stier) to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards.

      The timing of the FDA review process of the NDA is subject to the control of the FDA and result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our NDA application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

      Our Amp 720 HIV study is a treatment using a Strategic Treatment Interruption ("STI"). The patients' antiviral HAART regimens are interrupted and Ampligen(R) is substituted as mono-immunotherapy. Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks.

      41 HIV patients have already participated in this 64 week study. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, causing competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment competing for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial will be conducted or not. In case a Phase III study is required, the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we may obtain revenues from our HIV treatment indications.

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

      In a recently reported study from a vaccine group in Japan, the incorporation of poly I: poly C (dsRNA) into a nasal administration of a killed influenza A preparation converted a poorly immunogenic response into a highly efficacious vaccine in protection of mice from lethal infection from human influenza A. Ampligen(R) is a dsRNA which currently is undergoing testing in the animal model.

      Recently, at the fourth annual Biodefense Research Meeting of the American Society of Microbiology held in Washington, D.C., we presented results of laboratory testing that showed our two investigational immunotherapeutics, Ampligen(R) and Alferon(R), are potentially useful against H5N1, or avian flu, virus. The pre-clinical research indicates that Ampligen(R), a specifically configured double-stranded RNA, can provide cross-protection against avian flu viral mutations as well as boost the effectiveness of Tamiflu and Relenza, the only two drugs formally recognized for combating bird flu, up to 100 times. Other lab tests, in healthy human volunteers, indicate that Alferon(R) LDO (Low Dose Oral), a new delivery form of an anti-viral with prior regulatory approval for a category of sexually transmitted diseases, can stimulate genes that induce the production of interferon and other immune compounds, key building blocks in the body's defense system. The studies were conducted in conjunction with the National Institute of Infectious Diseases of Japan.

      We have recently entered into an agreement with Defence R&D Canada, Suffield ("DRDC Suffield"), an agency of the Canadian Department of National Defence, to evaluate the antiviral efficacy of our experimental therapeutic Ampligen(R) and Alferon(R) for protection against human respiratory influenza virus infection in well validated animal models. DRDC Suffield is conducting research and development of new drugs that could potentially become part of the arsenal of existing antiviral weapons to combat the bird flu. The initial study will focus on the testing of potential drugs against the respiratory influenza virus infection on a mouse-adapted strain of human influenza. DRDC Suffield has already conducted extensive research in the use of liposome delivery technology to enhance the antiviral activity of a closely-allied Ampligen(R) analogue, Poly ICLC (an immunomodulating dsRNA) which is very similar to Ampligen(R). Results suggest that ribo nucleic acid-based drugs have the ability to elicit protective broad-spectrum antiviral immunity against various pathogenic viruses. Hence, there is the potential for efficacy to be maintained against mutating strains of an influenza virus. Liposomes, a carrier system for nucleic acid-based drugs, have shown an ability to protect these drugs against in vivo degradation, delivering them to intracellular sites of infection, thereby reducing any toxicity and prolonging their therapeutic effectiveness. Protection can be afforded for 21 days with two doses of dsRNA. It is believed that in humans with active flu infection, Tamiflu, given twice daily, may ameliorate symptoms.

      A preclinical study was initiated in June 2005, to determine if Ampligen(R) enhances the effectiveness of different drug combinations on avian influenza. The preclinical study suggests a new, and potentially pivotal role of double-stranded RNA ("dsRNA") therapeutics in improving the efficacy of the present standards in care in both influenza prevention and treatment of acute disease. The preclinical study is being conducted by research affiliates of the National Institutes of Health at Utah State University to examine potential therapeutic synergies with different drug combinations. The ongoing research is comparing the relative protection conveyed by Tamiflu (oseltamivir, Roche) and Relenza (Zanamivir, GlaxoSmithKline) with Ampligen(R) (dsRNA), alone and in combination, against the avian flu virus (H5N1). Cell destruction was measured in vitro using different drug combinations. Both drugs, given alone, were effective in inhibiting cell destruction by avian influenza, but viral suppression with the combination was greater than either drug alone. The overall assessment is that there was improvement in cell protection when Ampligen(R) was combined with oseltamivir carboxylate (Tamiflu) and Zanamivir (Relenza). Further immediate experimental tests are planned.

      Recently, Japanese researchers (Journal of Virology page 2910, 2005) have found that dsRNAs increase the effectiveness of influenza vaccine by more than 300% and may also convey "cross-protection ability against variant viruses" (mutated strains of influenza virus). In October 2005, we signed a research agreement with the National Institute of Infectious Diseases, in Tokyo, Japan. The collaboration, by Hideki Hasegawa, M.D., Ph.D., Chief of the Laboratory of Infectious Disease Pathology, will assess our experimental therapeutic Ampligen(R) as a co-administered immunotherapeutic to the Institution's nasal flu vaccine.

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

      A clinical study has been approved by the Clinical Research Ethics Committee of the Kowloon West Cluster at the Princess Margaret Hospital in Hong Kong to evaluate the use of Alferon(R) LDO (Low Dose Oral Interferon Alfa-N3, Human Leukocyte Derived) in normal volunteers and/or asymptomatic subjects with exposure to a person known to have SARS. This study completed the dosing of ten patients during the fourth quarter 2005 and we expect to complete analyzing the results of this study in the coming months.

      A clinical study to evaluate the use of Alferon(R) LDO in HIV infected volunteers was initiated during the second quarter 2005 in Philadelphia, PA. The study is currently being conducted at two sites, Drexel University and Philadelphia FIGHT, a comprehensive AIDS service organization providing primary care, consumer education, advocacy and research on potential treatments and vaccines. The study is designed to determine whether Alferon(R) LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. The initial patient enrolled in this study in July 2005 and, as of December 2005, seven patients have enrolled and completed dosing. We are currently receiving data from this study and we are in the process of analyzing the results. This trial methodology may have implications for treating other emerging viruses such as avian influenza (bird flu). Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to a recently convened World Health Organization expert panel in November 2004. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective.

      In September 2004, we commenced a clinical trial using Alferon N Injection(R) to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hospital and the Weill Medical College of Cornell University are conducting this double-blinded, placebo controlled trial. This study plans to enroll 60 patients as they become available. As of March 1, 2006, nine patients have entered this study. The CDC reports that 2,744 cases of West Nile Virus have been reported in the US as of January 10, 2006, including 105 deaths.

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

      On December 9, 2005, we executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington, for the contract manufacturing of Ampligen(R) for a five year term. Pursuant to the agreement we will supply the key raw materials and Hollister-Stier will formulate and bottle the Ampligen(R). We paid $100,000 as a deposit in order to initiate the manufacturing project. This deposit was expended as research and development in 2005. The achievement of the initial objectives described in the agreement, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of
Ampligen(R) per week. We executed a confidentiality agreement with Hollister-Stier; therefore, we commenced the transfer of our manufacturing technology to Hollister-Stier. Currently, Hollister-Stier has completed two pilot manufacturing runs of Ampligen(R) for stability testing.

      We have identified two other cGMP production facilities in the United States capable of manufacturing Ampligen(R). Engagement of either of these facilities would provide back-up to Hollister-Stier and/or provide additional production capacity if needed. We are reviewing proposals from these production facilities and expect to act upon one or the other at the appropriate time.

General and Administrative Expenses

      General and Administrative ("G&A") expenses for the years ended December 31, 2005 and 2004 were approximately $5,187,000 and $6,164,000, respectively. The decrease in G&A expenses of $977,000 during this period is primarily due to a non-cash stock compensation charge of $1,617,000 resulting from the issuance of 1,450,000 warrants to purchase common stock at $2.20 per share to Dr. Carter in 2003 that vested in the first quarter 2004. The warrants vested upon the second ISI asset closing which occurred in March 17, 2005. Higher professional fees, specifically legal costs, during 2005, slightly offset this decrease in G&A as we initiated legal proceedings seeking injunction relief and damages against conspiratorial group engaged in illegal activities to take over Hemispherx and enrich themselves at the expense of our stockholders. Please see
Item 3. "Legal Proceedings" in Part I, above for more information.

Interest and Other Income

      Interest and other income for the three months ended December 31, 2005 and 2004 totaled $831,000 and $49,000, respectively. The increase in interest and other income during the year can primarily be attributed to the maturing of marketable securities during the 2005 period. All funds in excess of our immediate need are invested in short-term high quality securities. As described in Note 3(f) to the accompanying financial statements, we have determined that all obligations under the MOU with Fujisawa have been fulfilled; therefore, other income of $241,000 has been recorded in this period.

Interest Expense and Financing Costs

      Non-cash financing costs and interest expenses were approximately $4,859,000 for the year ended December 31, 2005 versus $12,185,000 in charges for the same period a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." The main reason for the decrease in financing costs and interest expense of $7,780,000 or 64% can be attributed to the aggregate total of these charges being reduced since 2004 due to decreased amortization charges as well as charges related to the conversion of debentures. Please see Note 8 in the consolidated financial statements contained herein for more details on these transactions.

Years Ended December 31, 2004 (as restated) vs. 2003 (as restated)

      During the year ended December 31, 2004, we 1) materially improved our cash position, 2) completed the acquisition of our production facility in New Brunswick, New Jersey, as well as, acquired all of ISI's rights to market Alferon(R) N, 3) completed drug dosing in our Phase III AMP 516 ME/CFS clinical trial and 4) continued our efforts to develop Ampligen(R)/Alferon(R) N. Our cash position improved as a result of placing January and July 2004 6% convertible debentures with an aggregate maturity value of $6,000,000 (gross proceeds of $5,695,000) and the August 2004 private placement with select institutional investors of approximately 3,617,000 shares of our common stock and warrants producing $7,524,000 in gross proceeds. Completion of the drug dosing in the AMP 516 ME/CFS clinical trial in August 2004 allowed us to start the next step towards completing data collection and analysis.

Net loss

      Non-cash charges materially affected our net losses for the years ended December 31, 2004 and 2003. Our losses as restated, of $23,398,000 for the year ended December 31, 2004, include non-cash financing charges of $11,801,000 and non-cash charges of $2,000,000 for stock compensation expenses. The losses for the same period, as restated, in 2003 of $13,993,000 included non-cash financing charges of $6,568,000. This $9,405,000 increase in net operating losses reflects an increase of $5,233,000 in non-cash finance charges, $692,000 in research and development expenses and $1,610,000 in production/cost of goods sold. The increase in our research and development costs were the result of 1) costs incurred in the development of a more efficient bottling manufacturing process for Alferon N Injection(R), 2) vials abstracted from the third lot of Alferon N Injection(R) inventory for research and development purposes, and 3) costs associated with using Alferon N Injection(R) in a clinical trial to treat patients infected with the West Nile Virus. Our production cost/cost of goods sold increased due to 1) higher Alferon N Injection(R) sales, 2) costs related to preparing our New Brunswick, NJ facility for the installation of the lab now located in Rockville, MD, and 3) expanding production at our New Brunswick facility to include Ampligen(R) raw material. The $2,000,000 for stock compensation expense primarily consisted of $1,769,000 resulting from warrants issued to Dr. Carter in 2003 that vested in the first quarter 2004. These warrants vested upon the second ISI asset closing which occurred on March 17, 2004.

Revenues

      Revenues for the year ended December 31, 2004 were $1,229,000 as compared to revenues of $657,000 for the same period in 2003. Revenues for the year ended December 31, 2004 from sales of Alferon(R) N totaled $1,050,000 versus $509,000 for the period of March 11, 2003, the date we acquired the rights to the Alferon(R) N business from ISI, through December 31, 2003. Sales of Alferon(R) N are anticipated to increase as we have more product available and intend to expand our marketing/sales programs on an international basis. Revenues from our ME/CFS cost recovery treatment programs principally underway in the U.S., Canada and Europe were $179,000 for the year ended December 31, 2004 versus $148,000 for the year ended December 31, 2003. These clinical programs allow us to provide Ampligen(R) therapy at our cost to severely debilitated ME/CFS patients. Under this program the patients pay for the cost of Ampligen(R) doses infused. These costs total approximately $7,200 for a 24-week treatment program.

      We  executed a  Memorandum  of  Understanding  (MOU) in January  2004 with
Astellas Pharma ("Astellas"), formally Fujisawa Deutschland GmbH, a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The MOU required us to file the full report on the results of our AMP 516 Clinical Trial with Astellas by May 31, 2004. If the full report was not provided to Astellas by May 31, 2004 and Astellas did not wish to exercise its option, we would have been required to refund one half of the 400,000 Euro fee. We submitted our initial report to Astellas on May 28, 2004 and responded to subsequent inquiries for additional information. The option period ends 12 weeks after the later of Astellas's review of the full report on the results of our Amp 516 clinical trial and Astellas's meeting with three of the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we did not provide them with the full report by December 31, 2004 and Astellas did not wish to exercise its option, we would be required to refund the entire fee. On November 9, 2004, we and Fuji terminated the MOU by mutual agreement. We did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome
(CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, we have determined to follow a decentralized filing procedure which was not anticipated in the MOU. We believe that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties we refunded 200,000 Euros to Astellas. We have recorded the remaining 200,000 Euros as an accrued liability as of December 31, 2004. We are currently holding the 200,000 Euros pending further developments in accordance with the mutually agreed upon termination with Astellas. The Company has determined that all obligations under the MOU with Astella's have been fulfilled and, therefore, $241,000 was recorded in September 2005 as other income.

Production costs/cost of goods sold

      Production costs for the year ended December 31, 2004 and 2003 were $2,112,000 and $502,000, respectively. These costs reflect approximately $470,000 for the cost of sales of Alferon N Injection(R) for the year ended December 31, 2004. In addition, costs of sales for Alferon N Injection(R) for the period March 11, 2003 (acquisition date of inventory from ISI) through December 31, 2003 amounted to $240,000. The remaining production costs in 2004 represent expenditures associated with preparing the New Brunswick facility for the installation of the lab now located in Rockville, MD and for further production of Alferon N Injection(R) and Ampligen(R) raw materials. In August 2004, we released most of the second lot of product (approximately 13,000 vials) to Abbott laboratories for bottling and realized approximately 12,000 vials of Alferon(R) N. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatible vial size for manufacturing of Alferon N Injection(R). Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA.

Research and Development costs

      Overall research and development direct costs for the year ended December 31, 2004 were $3,842,000 as compared to $3,150,000 during the same period a year earlier. These costs primarily reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers as well as on-going clinical trials involving patients with HIV. The primary reasons for the increase in research and development costs of $692,000 for the year ended December 31, 2004 versus the same period a year ago were primarily due to 1) costs incurred in the development of a more efficient bottling manufacturing process for Alferon N Injection(R), 2) vials abstracted from the third lot of Alferon N Injection(R) inventory for research and development purposes, and 3) costs associated with using Alferon N Injection(R) in a clinical trial to treat patients infected with the West Nile Virus.

      In 2004 we completed the double-blind segment of our AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS. Clinical data on the primary endpoint exercise treadmill duration was presented at the 17th International Conference on Anti-viral Research in Tucson, AZ on May 3, 2004. The data showed that patients receiving Ampligen(R) for 40 weeks improved exercise treadmill performance by a medically and statistically significant amount compared to the Placebo group. New data was presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy on increases in exercise capacity with Ampligen(R) and Placebo which were correlated with an improved ability to utilize oxygen, so called, maximum oxygen consumption or (VO2max). VO2max has been previously shown by others to be decreased with individuals with CFS. An abnormal exercise stress test, including a low VO2max, could help qualify CFS patients for disability under Social Security Administration rules. Additional data on subset analyses showed that both Stratification cohorts (those with baseline exercise treadmill duration greater than or less than nine minutes) improved exercise capacity by over 6.5%, an amount considered medically significant in other chronic diseases.

      Ampligen(R) is in two Phase IIb studies for the treatment of HIV to overcome multi-drug resistance, virus mutation and toxicity associated with current HAART therapies. One study, the AMP-719, is a Salvage Therapy, conducted in the U.S. and evaluating the potential synergistic efficacy of Ampligen(R) in multi-drug resistant HIV patients for immune enhancement. The second study, the AMP-720, is a clinical trial designed to evaluate the effect of Ampligen(R) under Strategic Treatment Intervention and is also conducted in the U.S. Enrollment in the AMP 719 study is presently on hold as we focus our efforts on the AMP 720 study.

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

HIV

      The Amp 720 HIV study is a treatment using a Strategic Treatment Interruption (STI). The patients' antiviral HAART regimens are interrupted and Ampligen(R) is substituted as mono-immunotherapy. Ampligen(R) is an experimental immunotherapeutic designed to display both antiviral and immune enhancing characteristics. Prolonged use of Highly Active Antiretroviral Therapy (HAART) has been associated with long-term, potentially fatal, toxicities. The clinical study AMP 720 is designed to address these issues by evaluating the administration of our lead experimental agent, Ampligen(R), a double stranded RNA drug acting potentially both as an immunomodulator and antiviral. Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks. As more patients are enrolled, the related clinical costs will continue to increase with some offset to our overall expenses due to the diminishing cost of the ME/CFS clinical trial. It is difficult to estimate the duration or projected costs of these two clinical trials due to the many variables involved, i.e.: patient drop out rate, recruitment of clinical investigators, etc. The length of the study and costs related to our clinical trials cannot be determined at this time as such will be materially influenced by (a) the number of clinical investigators needed to recruit and treat the required number of patients, (b) the rate of accrual of patients and (c) the retention of patients in the studies and their adherence to the study protocol requirements. Under optimal conditions, the cost of completing the studies could be approximately $2.0 to $3.0 million. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, as there is competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment compete for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial be conducted or not. In case a Phase III study is required; the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we will complete this trial and/or obtain revenues from our HIV treatment indications.

      In September, 2004 we commenced a clinical trial using Alferon N Injection(R) to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hospital and the Weill Medical College of Cornell University will be conducting this double-blinded, placebo controlled trial. During 2004, over 2,000 human cases of West Nile Virus were reported in 40 states.

Manufacturing

      In order to obtain Ampligen(R) raw materials of higher quality (GMP certified) and on a more regular production basis, we have implemented consolidation and transfer of relevant manufacturing operations into our New Brunswick, New Jersey facility. This consolidation and transfer of manufacturing operations has been implemented as a recent inspection of the Ribotech facility in South Africa, our previous supplier of Ampligen(R) raw materials, indicated that it did not, at present, meet the necessary GMP standards for a fully certified commercial process. The transfer of Ampligen(R) raw materials manufacture to our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of the 43,000 sq. ft. wholly owned facility are already in compliance for Alferon(R) N manufacture), may delay certain steps in the commercialization process, specifically a targeted NDA filing.

      In connection with settling various manufacturing infractions previously noted by the FDA, Schering entered into a "Consent Decree" with the FDA whereby, among other things, it agreed to discontinue various contract (third party) manufacturing activities at various facilities including its San Juan, Puerto Rico, plant. Ampligen(R) (which was not involved in any of the cited infractions) was produced at this Puerto Rico plant from year 2000-2004. Operating under instructions from the Consent Decree, Schering has recently advised us that it would no longer manufacture Ampligen(R) in this facility at the end of the applicable term (which is 4th quarter 2004) and would assist us in an orderly transfer of said activities to other non Schering facilities. On December 9, 2005, we executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the contract manufacturing of Ampligen(R) for a five year term. Pursuant to the agreement we will supply the key raw materials and Hollister-Stier will formulate and bottle the Ampligen(R). In November 2005, we paid a $100,000 deposit upon executing the agreement in order to initiate the manufacturing project. We recorded this payment as a research and development cost in 2005. The achievement of the initial objectives described in the agreement, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. We executed a confidentiality agreement with Hollister-Stier; therefore, we commenced the transfer of our manufacturing technology to Hollister-Stier. Currently, Hollister-Stier has completed two pilot manufacturing runs of Ampligen(R) for stability testing.

      We have identified two other cGMP production facilities in the United States capable of manufacturing Ampligen(R). Engagement of either of these facilities would provide back-up to Hollister-Stier and/or provide additional production capacity if needed. We are reviewing proposals from these production facilities and expect to act upon one or the other at the appropriate time.

      The purified drug concentrate utilized in the formulation of Alferon N Injection(R) is manufactured in our New Brunswick, New Jersey facility and Alferon N Injection(R) was formulated and packaged at a production facility formerly owned and operated by Abbott Laboratories located in Kansas. Abbott Laboratories has sold the facility to Hospira. Hospira recently completed the production of 11,590 vials. Hospira is ceasing the labeling and packaging of Alferon N Injection(R) as they are seeking larger production runs for cost efficiency purposes. We have identified two manufacturers and, on February 8, 2006, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, we will supply raw materials in sufficient quantity and provide any pertinent information to the project.

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

Interest Expense and Financing Costs

      Interest expense and financing costs, as restated, were $13,852,000 for the year ended December 31, 2004 versus $6,821,000 for the same period a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs."


Liquidity And Capital Resources

      Cash used in operating activities for the year ended December 31, 2005 was $7,236,000. Cash provided by financing activities for the year ended December 31, 2005 amounted to $8,034,000, substantially from proceeds from the sale of common stock. As of December 31, 2005, and March 28, 2006 we had approximately $16,204,000 and $22,400,000 in cash and cash equivalents and short-term investments, respectively. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

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

FINANCING

      As of March 24, 2006, the investors have made installment payments of $2,388,888 and have converted an aggregate $14,503,023 principal amount of debt from the debentures as noted below:

------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
                                                            Installment        Remaining      Common Shares     Common Shares
                       Original        Debt Conversion      payments in        Principal       issued for         issued in
    Debenture      Principal Amount   to Common Shares     Common Shares        Amount         Conversion        installments
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
Mar 2003            $      5,426,000   $      5,426,000   $              -   $            -        3,716,438                   -
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
Jul 2003                   5,426,000          5,426,000                  -                -        2,870,900                   -
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
Oct 2003                   4,142,357          2,071,178                  -        2,071,179        1,025,336                   -
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
Jan 2004                   4,000,000          1,079,845          1,888,888        1,031,268          507,257           1,094,149
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
Jul 2004                   2,000,000            500,000            500,000        1,000,000          240,385             331,669
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
Totals              $     20,994,357   $     14,503,023   $      2,388,888   $    4,102,447        8,360,316           1,425,818
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------

March 2003 Debenture

      On March 12, 2003, we issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due January 2005 (the "March 2003 Debentures") and an aggregate of 743,288 warrants to two investors in a private placement for aggregate gross proceeds of $4,650,000. The March 2003 Debentures were to mature on January 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest were valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the March 2003 Debentures, we pledged all of our assets, other than our intellectual property, as collateral and were subject to comply with certain financial and negative covenants, which include but were not limited to the repayment of principal balances upon achieving certain revenue milestones. The March 2003 debenture, at issuance, was recorded at a discount of $4,194,520 due to the fair value ascribed to the detachable warrants using the Black-Scholes Method and the effect of a beneficial conversion feature.

      The March 2003 Debentures were convertible at the option of the investors at any time through January 31, 2005 into shares of our common stock. The conversion price under the March 2003 Debentures was fixed at $1.46 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect.

      The investors also received Warrants to acquire at any time through March 12, 2008 an aggregate of 743,288 shares of common stock at a price of $1.68 per share. All of these warrants have been exercised.

      On June 25, 2003, we issued to each of the March 2003 Debenture holders warrants to acquire at any time through June 25, 2008 an aggregate of 1,000,000 shares of common stock at a price of $2.40 per share (the "June 2008 Warrants"). These warrants were issued as incentive for the debenture holders to exercise prior warrant issuances. This issuance, as restated, resulted in an additional debt discount to the March 2003 Debentures of $1,320,000 to be amortized over the remaining life of the debenture or in the event of conversion written off to financing costs on pro-rata basis. Pursuant to our agreement with the March 2003 Debenture holders, we registered the shares issuable upon exercise of these June 2008 Warrants for public sale.

      On May 14, 2004, in consideration for the March 2003 Debenture holders' exercise of all of the June 2008 Warrants, we issued to the holders warrants (the "May 2009 Warrants") to purchase an aggregate of 1,300,000 shares of our common stock. We issued 1,000,000 shares of common stock and received gross proceeds of $2,400,000 from the exercise of the June 2008 Warrants.

      The May 2009 Warrants are to acquire at any time commencing on November 14, 2004 through April 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $4.50 per share. This transaction generated a non-cash charge of approximately $2,355,000 in financing costs during the second quarter of 2004. This was written off as the March 2003 Debenture holders had fully converted their note in 2003. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $4.008 per share. On May 14, 2005, the exercise price of these May 2009 Warrants was reset again to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between May 15, 2004 and May 13, 2005. The exercise price (and the reset price) under the May 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $4.008 per share. We recorded an additional charge to financing costs of $39,000 to account for the reset of the exercise price of these warrants.

      As of December 31, 2003, the investors had converted the total $5,426,000 principal of the March 2003 Debentures into 3,716,438 shares of our common stock. Financing costs and interest expense incurred for the year ended December 31, 2003, on the March 2003 Debenture amounted to $3,703,166 and $112,000, respectively. The interest due on this debenture was paid in cash of $17,000 with $94,000 being paid by the issuance of shares of our common stock. The investor exercised all 743,288 warrants in July 2003 which produced gross proceeds in the amount of approximately $1,249,000.


July 2003 Debenture

      On July 10, 2003, we issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 (the "July 2003 Debentures") and an aggregate of 507,102 Warrants (the "July 2008 Warrants") in a private placement for aggregate proceeds of $4,650,000. Pursuant to the terms of the July 2003 Debentures, $1,550,000 of the proceeds from the sale of the July 2003 Debentures were to have been held back and released to us if, and only if, we acquired ISI's facility with in a set timeframe. These funds were released to us in October 2003 although we had not acquired ISI's facility at that time. The July 2003 Debentures matured on July 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest were valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. The July 2003 debenture, at issuance, was recorded at a discount of $3,587,000 due to the fair value ascribed to the warrant using Black-Scholes Method and the effect of a beneficial conversion feature.

      The July 2003 Debentures were convertible at the option of the investors at any time through July 31, 2005 into shares of our common stock. The conversion price under the July 2003 Debentures was fixed at $2.14 per share; however, as part of the subsequent debenture placement closed on October 29, 2003 (see below), the conversion price under the July 2003 Debentures was lowered to $1.89 per share. The conversion price was subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that we did pay the redemption price at maturity, the Debenture holders, at their option, may have converted the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date. In 2003, we recorded a debt discount of approximately $741,000 upon the conversion price reset to $1.89 per share. The additional debt discount is amortized over the remaining life of the debenture or in the event of a conversion written off to financing costs on a pro-rata basis.

      The July 2008 Warrants received by the investors, as amended, were an aggregate of 507,102 shares of common stock at a price of $2.46 per share. The amended Warrants did not result in any additional debt. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $1,247,000.

      As of December 31, 2004, the investors had converted the total $5,426,000 principal of the July Debentures into 2,870,900 shares of common stock.

      We recorded financing costs for the years ended December 31, 2004 and 2003, with regard to the July 2003 Debentures of $2,516,000 and $1,281,000, respectively. Interest expense for the year ended December 31, 2003, with regard to the July 2003 Debentures was $117,000.

October 2003 Debenture

      On October 29, 2003, we issued an aggregate of $4,142,357 in principal amount of 6% Senior Convertible Debentures due October 31, 2005 (the "October 2003 Debentures") and an aggregate of 410,134 Warrants (the "October 2008 Warrants") in a private placement for aggregate gross proceeds of $3,550,000. Pursuant to the terms of the October 2003 Debentures, $1,550,000 of the proceeds from the sale of the October 2003 Debentures were held back and were to be released to us if, and only if, we acquired ISI's facility within 90 days of January 26, 2004 and provide a mortgage on the facility as further security for the October 2003 Debentures. In April 2004, we acquired the facility and we subsequently provided the mortgage of the facility to the Debenture holders and the above funds were released. The October 2003 Debentures were to mature on October 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. The October 2003 debenture, at issuance, was recorded at a discount of $3,177,000 due to the fair value ascribed to the warrants using Black-Scholes and the effect of the beneficial conversion feature.

      In October 2005, we entered into an amendment agreement with the October 2003 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

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

      The October 2008 Warrants, as amended, received by the investors were to acquire an aggregate of 410,134 shares of common stock at a price of $2.32 per share. The amended Warrants resulted in an additional debt discount of approximately $53,000 in 2004 to be amortized over the remaining life of the October 2003 debenture or in the event of conversion be written off to financing costs on a pro-rata basis. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of approximately $952,000.

      As noted above, on July 13, 2004, in consideration for the Debenture holders' exercise of all of the July 2003 and October 2003 Warrants amounting to approximately $2,199,000 in gross proceeds, we issued to these holders warrants (the "June 2009 Warrants") to purchase an aggregate of 1,300,000 shares of common stock since the July 2003 debenture was fully converted in July 2004. The issuance of these warrants resulted in an additional debt discount to the October 2003 Debenture, as restated, of $1,515,000 and a financing charge, as restated, of $2,128,000. The additional debt discount of $1,515,000 will be amortized over the remaining life of the debenture.

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

      We have paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through December 31, 2005 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of December 31, 2005. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

      As of December 31, 2005, the investors had converted $2,071,178 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,178 is convertible into 1,025,336 shares of common stock.

      We recorded financing costs for the years ended December 31, 2005, 2004 and 2003, with regard to the October 2003 Debentures of $1,142,000, $1,212,000 and $274,000, respectively. Interest expense for the years ended December 31, 2005, 2004 and 2003, with regard to the October 2003 Debentures was $129,000, $118,000 and $24,000, respectively.

January 2004 Debenture

      On January 26, 2004, we issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "July 2009 Warrants") and 158,103 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate net proceeds of $3,695,000. The January 2004 Debentures mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms of the January 2004 debentures, commencing July 26, 2004, we began to repay the then outstanding principal amount under the Debentures in monthly installments amortized over 18 months in cash or, at our option, in shares of common stock. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due. The January 2004 debenture, at issuance, was recorded at a discount of $2,463,000 due to the fair value of the warrants using Black-Scholes and the effect of the beneficial conversion feature.

      The January 2004 Debentures are convertible at the option of the investors at any time through January 31, 2006 into shares of our common stock. The conversion price under the January 2004 Debentures was fixed at $2.53 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that we do not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of our common stock during the three trading days ending on and including the conversion date. Upon completion of the August 2004 Private Placement, the conversion price was lowered to $2.08 per share. We recorded an additional debt discount as restated (see Note 2), of approximately $915,000 due to this conversion price reset.

      In October 2005, we entered into an amendment agreement with the January 2004 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

      There are two classes of July 2009  Warrants  received  by the  Investors:
Class A and Class B. The Class A warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $3.29 per share. The Class B warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $5.06 per share. On January 27, 2005, the exercise price of these July 2009 Class A and Class B Warrants were reset to the lesser of their respective exercise price then in effect or a price equal to the average of the daily price of the common stock between January 27, 2004 and January 26, 2005. The exercise price (and the reset price) under the July 2009 Warrants also is subject to similar adjustments for anti-dilution protection. Notwithstanding the foregoing, the exercise prices as reset or adjusted for anti-dilution, will in no event be less than $2.58 per share. Upon completion of the August 2004 Private Placement (see Note 9), the exercise price was lowered to $2.58 per share. In 2004, as restated, and 2005, we recorded an additional charge to financing costs of $108,000 and $228,000 respectively, to account for the reset of the exercise price of the July 2009 warrants to $2.58 per share.

      As of December 31, 2005, the investors had made installment payments of $1,888,888 and converted $746,510 principal amount of the January 2004 Debentures into 1,094,149 and 347,000 shares of common stock, respectively. The remaining principal on these debentures was $1,364,602 as of December 31, 2005.

      We recorded financing costs for the years ended December 31, 2005 and 2004 with regard to the January 2004 Debentures of $1,486,000 and $1,750,000, respectively. Interest expense for the years ended December 31, 2005 and 2004, with regard to the January 2004 Debentures was $145,000 and $207,000, respectively.


July 2004 Debentures

      Pursuant to the Additional Investment Rights issued in connection with the January 2004 and July 2004 debentures, we issued to the investors an additional $2,000,000 principal amount of January 2004 Debentures (the July 2004
Debentures"). The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The investors exercised the Additional Investment Rights on July 13, 2004 and we received net proceeds of $1,860,000. Upon completion of the August 2004 Private Placement , the conversion price was lowered to $2.08 per share. The July 2004 debentures, at issuance, were recorded at a discount of $628,000 due to the embedded conversion feature and the fair value of the warrants utilizing the Black-Scholes Method. We recorded a reduction in debt discount of approximately $628,000 upon the conversion price reset to $2.08 per share, which is being amortized over the remaining life of the debenture.

      In October 2005, we entered into an amendment agreement with the July 2004 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

      As of December 31, 2005, we made installment payments of $500,000 resulting in the issuance of 331,669 shares of our common stock. The Debenture holders had not converted any portion of this debenture as of December 31, 2005.

      We recorded financing costs for the years ended December 31, 2005 and 2004 with regard to the July 2004 Debentures of $808,000 and $297,000, respectively. Interest expense for the years ended December 31, 2005 and 2004, with regard to the January 2004 Debentures was $113,000 and $61,000, respectively.

Debenture Agreement Amendment

      On October 6, 2005, we entered into a material definitive agreement with the October 2003, January 2004 and July 2004 debenture holders to 1) amend the remaining outstanding debentures that were to mature on October 31, 2005 (as amended, the "Series A Debenture") and the two traunches of outstanding debentures due to mature on January 31, 2006 (as amended, respectively, the "Series B and Series C Debentures"), to a maturity date of June 30, 2007, 2) to increase the interest rate from 6% per annum to 7% per annum. In consideration for extending the maturity date of the outstanding debentures, we issued an aggregate of 225,000 Warrants (the "October 2009 Warrants") to the debenture holders to acquire common stock at a price of $2.50 per share at any time from October 31, 2005 through October 31, 2009. The October 2009 Warrants contain provisions for adjustment of the exercised price in the event of certain anti-dilution events. We agreed to register 135% of the shares issuable as interest shares that might result due to the amendments to the Debentures and issuable upon exercise of the October 2009 Warrants.

      The above transaction and amendment to the existing terms of the above-mentioned debentures would fall under EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". This EITF discussed and reached a consensus that a substantial modification of terms should be accounted for, and reported in the same manner as, an extinguishment. Any modification of a debt instrument between a debtor and creditor in a non-troubled debt situation is deemed to be a substantial modification in the event the present value of the cash flows under the new terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. In the event the cash flow effect of the present value basis is less than 10 percent, the debt instruments are not considered to be substantially different. The discount rate to be used to calculate the present value of the cash flows is the effective interest rate of the original debt instrument. Accordingly, we have treated the change in terms to the original debentures as non-substantial in nature and have not accounted for such modification as an extinguishment of debt, but rather a debt modification. In addition, the 225,000 warrants issued to the debenture holders as consideration for extending the maturity date were valued using the Black-Scholes method was $556,000 and recorded as additional debt discount on the July 2004 Debenture. The discount will be amortized as interest expense over the new term of the debt instrument. Any costs incurred by third parties were expensed as incurred.

Registration Rights Agreements

      We entered into Registration Rights Agreements with the investors in connection with the issuance of (i) the above Debentures; (ii) the June 2008, July 2008, October 2008, July 2009, and May 2009 Warrants (collectively, the "Warrants"); and (iii) the shares issued in January 2004. Pursuant to the Registration Rights Agreements we have registered on behalf of the investors the shares issued to them in January 2004 and 135% of the shares issuable upon conversion of the Debentures and upon exercise of all of the Warrants. If, subject to certain exceptions, sales of all shares so registered cannot be made pursuant to the registration statements, then we will be required to pay to the investors their pro rata share of $.00067 times the outstanding principal amount of the relevant Debentures for each day the above condition exists.

Investment Banking Fees

      By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the private debenture placements in July and October 2003 and in January and July 2004, we paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the Debenture holders and issued to Cardinal the following warrants to purchase common stock:
(i) 112,500 exercisable at $2.57 per share; (ii) 87,500 exercisable at $2.42 per share; and (iii) 100,000 exercisable at $3.04 per share. The $2.57 warrants expire on July 10, 2008, the $2.42 warrants expire on October 29, 2008 and the $3.04 warrants expire on January 5, 2009. With regard to the exercise of the June 2008 Warrants and issuance of the May 2009 Warrants, Cardinal received an investment banking fee of 7%, half in cash and half in shares. With regard to the exercise of the Additional Investment Rights, the July 2008 and October 2008 Warrants and issuance of the July 2009 Warrants, Cardinal received an investment banking fee of 7%, $146,980 in cash and 22,703 in shares as well as 50,000 warrants exercisable at $4.07 expiring on July 12, 2009. By agreement with Cardinal, we have registered all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public resale. As a result of all of the transactions discussed above, we recorded $715,000, as restated as deferred financing costs on the balance sheet.

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

      Taken separately, the March, July, October and January 2004 debenture transactions do not trigger Section 713. However, the AMEX took the position that these transactions should be aggregated and, as such, stockholder approval was required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that we could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, we recorded on January 26, 2004, a redemption obligation of approximately $1,244,000. This liability represented the fair market value of the warrants and beneficial conversion feature related to the 1,299,000 shares.

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

Accounting Guidance

      The March,  July,  October,  January  2004 and July 2004  issuances  of 6%
Senior Convertible Debentures in the principal amounts of $5,426,000, $5,426,000, $4,142,357 and $4,000,000 and $2,000,000 respectively and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instruments. We determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. In addition, upon the debenture holders conversion of any debt principle, we would write off the pro-rata portion of the debt discount applicable to the conversion.

Collateral and Financial Covenants

      Pursuant to the terms and conditions of all of the outstanding Debentures, we have pledged all of our assets, other than our intellectual property, as collateral, and we are subject to comply with certain financial covenants. As of December 31, 2005, we was in compliance with debt covenants contained within our debenture agreements.

      In connection with the Debenture agreements, we has outstanding letters of credit of $1 million as additional collateral.


Equity Financings

      On August 5, 2004, we closed a private placement with select institutional investors ("August 2004 Private Placement") of approximately 3,617,300 shares of Common Stock and warrants to purchase an aggregate of up to approximately 1,085,200 shares of Common Stock. Jefferies & Company, Inc. acted as Placement Agent for which it received a fee and warrants to purchase Common Stock. We raised approximately $6,984,000 net proceeds from this private offering.

      The Warrant issued to each purchaser is exercisable for up to 30% of the number of shares of Common Stock purchased by such Purchaser, at an exercise price equal to $2.86 per share. Each Warrant has a term of five years and is fully exercisable from the date of issuance. Pursuant to the Registration Rights Agreement, made and entered into as of August 5, 2004 (the "Rights Agreement"), we registered the resales of the shares issued to the Purchasers and shares issuable upon the exercise of the Warrants.

      By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the August 2004 Private Placement with select institutional investors, we paid Cardinal Securities, LLC an investment banking fee of $140,000. We paid Cardinal one-half of the fee in cash with the remainder being paid with the issuance of 50,000 warrants to purchase common stock exercisable at $2.50 per share expiring on March 31, 2010 and 46,667 shares of common stock. By agreement with Cardinal, we registered all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public resale.

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

      On July 8, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock, unless our stock price equals or exceeds $2.00 in which case the daily amount may be increased under certain conditions as the price of the common stock increases, up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at our discretion. In our discretion, we may elect to sell less common stock to Fusion Capital than the daily amount and we may increase the daily amount as the market price of our stock increases. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of the common stock is less than $1.00. Since we initially registered 10,000,000 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.00 per share for us to receive the maximum proceeds of $20.0 million without registering additional shares of common stock. As of March 24, 2006, we need an average selling price of $0.99 per share for the remainder of the agreement to realize the $20,000,000 in proceeds. The closing price of our stock was $3.78 on March 24, 2006.

      Pursuant to our agreement with Fusion Capital, we registered for public sale by Fusion Capital up to 10,795,597 shares of our common stock. However, in the event that we decide to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, we would first seek stockholder approval in order to be in compliance with American Stock Exchange rules. As of March 24, 2006, Fusion Capital has purchased 8,211,508 shares amounting to $18,230,011 in our receipt of gross proceeds.

      In connection with entering into the above agreement with Fusion Capital, in July 2005, we issued to Fusion Capital 402,798 shares of common stock. 392,798 of these shares represented 50% of the commitment fee due Fusion Capital with the remaining 10,000 shares issued as reimbursement for expenses. An additional 392,799 shares, representing the remaining balance of the commitment, are issuable in conjunction with daily purchases of common stock by Fusion Capital. These additional commitment shares will be issued in an amount equal to the product of (x) 392,799 and (y) the Purchase Amount Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares are being purchased by Fusion Capital and the denominator of which is $20,000,000. As of March 24, 2006, Fusion Capital was issued 358,036 shares towards this remaining commitment fee.

ASSET ACQUISITIONS

      In March 2003, we acquired from ISI, ISI's inventory of Alferon N Injection(R) and a limited license for the production, manufacture, use, marketing and sale of this product. As partial consideration, we issued 487,028 shares of our common stock to ISI. Pursuant to our agreements with ISI, we registered these shares for public sale and ISI reported that it sold all of these shares. We also agreed to pay ISI 6% of the net sales of Alferon N Injection(R).

      In March 2003, we also entered into an agreement to purchase from ISI all of its rights to the product and other assets related to the product including, but not limited to, real estate and machinery. For these assets, we issued to ISI an additional 487,028 shares and issued 314,465 shares and 267,296 shares, respectively to the American National Red Cross and GP Strategies Corporation, two creditors of ISI. We guaranteed the market value of all but 62,500 of these shares to be $1.59 per share on the termination date. ISI, GP Strategies and the American National Red Cross reported that they sold all of their shares.

      Pursuant to the acquisition agreement, we satisfied other liabilities of ISI which were past due and secured by a lien on ISI's real estate and pays ISI a 6% royalty on the net sales of products containing natural alpha interferon.

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

      On November 6, 2003, we acquired and subsequently paid, the outstanding ISI property tax lien certificates in the aggregate amount of $457,000 from certain investors. These tax liens were issued for property taxes and utilities due for 2000, 2001 and 2002.

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
                                                          ===========


      We accounted for these transactions as a Business Combination under SFAS No. 141 Accounting for Business Combinations.

      Please see Note 5 - "Acquisition of Assets of Interferon Sciences,  Inc.";
Note 8 - "Debenture Financing" and Note 9 "Stockholder's Equity" in the consolidated financial statements contained herein for more details on our acquisition of assets as well as our debenture and stock financings.

                                                                       (dollars in thousands)
                                                                   Obligations Expiring by Period
        Contractual Cash Obligations        ===========================================================================

                                                      Total                   2006                   2007-2008
                                            ========================= ===================== ===========================
Operating Leases                             $              258       $            193       $                65

Convertible Debentures

October 2003 ("Series A")                                 2,072                                            2,072

January 2004 ("Series B")                                 1,364                                            1,364

July 2004 ("Series C")                                    1,500                                            1,500
                                            ----------------------------------------------------------------------------

Total                                       ========================= ===================== ===========================
                                             $            5,194      = $           193      =  $           5,001

New Accounting Pronouncements

      On December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Accordingly, we will adopt SFAS 123R effective January 1, 2006 using the "modified prospective" method in which compensation cost is recognized beginning with the effective date base on
(a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, we expect to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

      Beyond those restricted stock and stock option awards previously granted, we cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by the Human Resources Committee of our Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

      On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") which expresses the view of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements. We believe that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

      In June 2005, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 05-02 "The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock", which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer's discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered "conventional" for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

      When there is a modification of a convertible debt instrument, the change in the fair value of an embedded conversion option should be included in the analysis of determining whether a debt extinguishment has occurred. The change in the fair value of the embedded conversion option is calculated as the difference between the fair value of the conversion option immediately prior to and after the modification. Also, when a modification of a convertible debt instrument occurs, the change in the fair value of the embedded conversion prior should be recognized as a discount (or premium) with a corresponding increase (or decrease) in additional paid-in capital. Lastly, a beneficial feature should not be recognized or reassessed upon modification of a convertible debt instrument. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

      In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of 2006. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations or financial condition.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is required to be adopted in the first quarter of 2006. We have determined that the adoption of SFAS No. 151 will not have a material impact on the consolidated financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153"), "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29." SFAS 152 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Non-monetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impractical. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.

Disclosure About Off-Balance Sheet Arrangements

      Prior to our annual meeting of stockholders in September 2003, we had a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants. Prior to the meeting, to permit consummation of the sale of the July 2003 Debentures and the related warrants, Dr. Carter agreed that he would not exercise his warrants or options unless and until our stockholders approve an increase in our authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in our authorized shares, we have agreed to compensate Dr. Carter and issued Dr. Carter 1,450,000 warrants to purchase common stock at $2.20 per share in 2003 that vested in the first quarter 2004 upon the second ISI asset closing.

      In connection with the Debenture agreements, we have outstanding letters of credit of $1,000,000 as additional collateral.

Critical Accounting Policies

      Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

Revenue

      Revenue from the sale of Ampligen(R) under cost recovery clinical treatment protocols approved by the FDA is recognized when the treatment is provided to the patient.

      Revenues from the sale of product are recognized when the product is shipped, as title is transferred to the customer. We have no other obligation associated with our products once shipment has occurred.

Short-term Investments

      Investments with original maturities of more than three months and less than 12 months and marketable equity securities are considered available for sale. The investments classifiedas available for sale include debt securities and equity securities carried at estimated fair value. The unrealized gains and losses are recorded as a component of shareholders' equity. Patents and Trademarks

Patents and Trademarks

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

Convertible Securities with Beneficial Conversion Features

      The October, January 2004 and July 2004 Debenture issuances and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. We determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

Concentration of Credit Risk

      Our policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being credit worthy, or in short-term money markets, which are exposed to minimal interest rate and credit risks. At times, we have bank deposits and overnight repurchase agreements that exceed federally insured limits.

      Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables consist principally of amounts due from wholesale drug companies as of December 31, 2005.

      Please see Note 3 within the Consolidated Financial Statements for a summary of our significant accounting policies.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

      We had approximately $16,204,000 in cash and cash equivalents and short-term investments at December 31, 2005. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

      We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. Financial Statements and Supplementary Data.

      The consolidated balance sheets as of December 31, 2004 and 2005, and our consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2005, together with the report of BDO Seidman, LLP, independent registered public accountants, are included at the end of this report. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      None.

ITEM 9A. Controls and Procedures.

      The information required by this Item 9A will be disclosed on an amendment to this Annual Report on this Form 10-K.

ITEM 9B. Other Information.

      None.

      PART III

Item 10. Directors and Executive Officers of the Registrant.

      The following sets forth biographical information about each of our directors and executive officers as of the date of this report:


         Name                                         Age               Position
         ----                                         ---               --------
         William A. Carter, M.D.                      68                Chairman, Chief Executive Officer

         R. Douglas Hulse 62 President

         Robert E. Peterson                           69                Chief Financial Officer

         David R. Strayer, M.D.                       60                Medical Director, Regulatory Affairs

         Mei-June Liao, Ph.D.                         55                Vice President of Regulatory Affairs, Quality
                                                                        Control and Research and Development

         Robert Hansen                                62                Vice President of Manufacturing

         Carol A. Smith, Ph.D.                        56                Director of Process Development

         Richard C. Piani                             79                Director

         William M. Mitchell, M.D.                    71                Director

         Ransom W. Etheridge                          66                Director,  Secretary and General Counsel

         Steven D. Spence                             46                Director

         Iraj Eqhbal Kiani, Ph.D.                     60                Director

      Each director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Each executive officer serves at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

      WILLIAM A. CARTER, M.D., the co-inventor of Ampligen(R), joined us in 1978, and has served as: (a) our Chief Scientific Officer since May 1989; (b) the Chairman of our Board of Directors since January 1992; (c) our Chief Executive Officer since July 1993; (d) our President since April, 1995; and (e) a director since 1987. From 1987 to 1988, Dr. Carter served as our Chairman. Dr. Carter was a leading innovator in the development of human interferon for a variety of treatment indications including various viral diseases and cancer. Dr. Carter received the first FDA approval to initiate clinical trials on a beta interferon product manufactured in the U.S. under his supervision. From 1985 to October 1988, Dr. Carter served as our Chief Executive Officer and Chief Scientist. He received his M.D. degree from Duke University and underwent his post-doctoral training at the National Institutes of Health and Johns Hopkins University. Dr. Carter also served as Professor of Neoplastic Diseases at Hahnemann Medical University, a position he held from 1980 to 1998. Dr. Carter served as Director of Clinical Research for Hahnemann Medical University's Institute for Cancer and Blood Diseases, and as a professor at Johns Hopkins School of Medicine and the State University of New York at Buffalo. Dr. Carter is a Board certified physician and author of more than 200 scientific articles, including the editing of various textbooks on anti-viral and immune therapy.

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

      ROBERT HANSEN joined us as Vice President of Manufacturing in 2003 upon the acquisition of certain assets of ISI. He is responsible for the manufacture of Alferon(R) N. Mr. Hansen had been Vice President of Manufacturing for ISI since 1997, and served in various capacities in manufacturing since joining ISI in 1987. He has a B.S. degree in Chemical Engineering from Columbia University in 1966.

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

      STEVEN D. SPENCE was appointed to the Board of Directors in March 2005. Mr. Spence is currently Managing Partner of Valued Ventures, a consultancy Mr. Spence founded in 2003 to foster the development of micro and small cap companies. For the six years prior to founding Valued Ventures, Mr. Spence performed the duties as Managing Director at Merrill Lynch. Prior to his tenure as Managing Director, Mr. Spence has held several high-ranking management positions within Merrill Lynch including Chief Operating Officer for the Security Services Division, Global Head of the Broker Dealer Security Services Division, and Global Head of Financial Futures and Options. Mr. Spence is a graduate of Columbia University in New York City.

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

      Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we believe that, during the fiscal year ended December 31, 2005, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis.

Audit Committee and Audit Committee Expert

      Audit Committee. Our Audit Committee of the Board of Directors consists of Richard Piani, Committee Chairman, William Mitchell, M.D. and Steven Spence. Mr. Piani, Dr. Mitchell and Mr. Spence are Independent Directors. We do not have a financial expert as defined in Securities and Exchange Commission rules on the committee in the true sense of the description. However, Mr. Piani is a Businessman and has 40 years of experience of working with budgets, analyzing financials and dealing with financial institutions. We believe Mr. Piani, Dr. Mitchell and Iraj-Eqhbal Kiani to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. Our audit committee is responsible for annually recommending independent accountants, preparing the reports or statements as may be required by AMEX or the securities laws, and reviewing: (i) the adequacy of our system of internal accounting controls; (ii) our audited financial
statements   and  reports  and   discussing  the  statements  and  reports  with
management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and (iii) disclosures by independent accountants concerning relationships with our company and the performance of our independent accountants

Code of Ethics

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

Item 11. Executive Compensation.

      The summary compensation table below sets forth the aggregate compensation paid or accrued by us for the fiscal years ended December 31, 2005, 2004 and 2003 to (i) our Chief Executive Officer and (ii) our five most highly paid executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives").

                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE


Name and Principal Position       Year           Salary ($)         Restricted    Warrants & Options        All Other
                                                                   Stock Awards         Awards           Compensation (1)
----------------------------- ------------- --------------------- --------------- -------------------- -------------------

William A. Carter                     2005           (2) 623,330        -              (3)    645,000          $44,443
  Chairman of                         2004           (2) 605,175        -              (4)    320,000           32,003
  the Board and CEO                   2003           (2) 582,461        -              (5)  1,450,000           28,375


R. Douglas Hulse                      2005          (6) $110,000        -                 (6) 250,000                -
President and COO                     2004                     -        -                           -                -
                                      2003                     -        -                           -                -

Robert E. Peterson                    2005           (7) 246,929        -                 (8) 110,000                -
  Chief                               2004           (7) 221,242        -                (9)   63,824                -
Financial                             2003           (7) 193,816        -                           -                -
Officer


David R. Strayer, M.D.                2005          (10) 215,806        -               (11)   10,000                -
  Medical Director                    2004               180,394        -               (12)   10,000                -
                                      2003                              -                           -                -
                                     190,096


Carol A. Smith, Ph.D.                 2005               138,697        -               (11)   10,000                -
  Director                            2004               134,658        -               (12)   10,000                -
of                                    2003               140,576        -                           -                -
Process Development


Mei-June Liao, Ph.D., V.P.            2005               153,470        -               (11)   10,000                -
of Quality Control                    2004               149,000        -               (12)   10,000                -
                                      2003          (13) 100,575        -                           -                -


Robert Hansen                         2005               135,968        -               (11)   10,000                -
V.P. of Manufacturing                 2004               132,000        -               (12)   10,000                -
                                      2003           (13)104,500        -                           -                -

----------------------

(1) Consists of insurance premiums paid by us with respect to term life and disability insurance for the benefit of the named executive officer.

(2)   Includes bonuses of $99,481, $121,035 and $124,666 in 2003, 2004 and 2005,
      respectively.

(3) Consists of stock option grants to a) acquire 100,000 shares at $1.75 per share, b) acquire 10,000 shares at $2.61 per share, c) acquire 70,000 shares at $2.87 and d) to acquire 465,000 shares at $1.86. In 2005, Dr. Carter had 535,000 previously issued options expire.

(4) Consist of a stock option grant of 320,000 shares exercisable at $2.60 per share.

(5)   Represents   warrants  to  purchase   1,450,000  shares  of  common  stock
      exercisable at $2.20 per share.

(6)   Reflects  compensation  beginning  February 2005.  Stock options issued to
      Sage  Healthcare  Advisors,   LLC,  pursuant  to  Mr.  Hulse's  employment
      agreement. Mr. Hulse has direct interest in 41,667 of these options.

(7) 2003 includes a bonus of $37,830, 2004 includes a bonus of $44,248 and 2005 includes a bonus of $50,670.

(8) Reflects options to purchase 100,000 shares of Common Stock at $1.75 and 10,000 shares at $2.61 per share.

(9) Consist of stock option grant of 50,000 shares exercisable at $3.44 per share and 13,824 stock options to purchase common stock at $2.60 per share.

(10)  Includes a bonus of $30,000.

(11)  Consists of stock options exercisable at $2.61 per share.

(12)  Consists of stock option grant exercisable at $1.90 per share.

(13)  Compensation from March 2005. Employed by ISI prior to that.




      The following table sets forth certain information regarding stock options and warrants granted during 2005 to the executive officers named in the Summary Compensation Table.

                            Individual Grants
                   ------------------------------------
      Name            Number Of        Percentage Of      Exercise    Expiration Date    Potential Realizable Value At
                                       Total Options
                      Securities        Granted To
                      Underlying       Employees In
                       Warrants         Fiscal Year      Price Per                       Assumed Rates Of Stock Price
                       Granted            2004(1)        Share (2)                       Appreciation For Options Term
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
                                                                                            5% (3)           10%(3)
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
                            100,000               47.6         $1.75      4/26/15               $61,950         $129,250
                             70,000                             2.87      12/9/15
Carter, W.A.                 10,000                             2.61      12/8/15
                            465,000                             1.86      7/1/11
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
                            250,000               18.5         $1.55      2/14/15                20,000           40,000
Hulse, R.D.
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
                     100,000 10,000                8.1         $1.75      4/26/15                10,300           20,600
Peterson, R.                                                   $2.61      12/8/15
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
                             10,000                  *         $2.61      12/8/14                 1,300            2,600
Strayer, D.
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
                             10,000                  *         $2.61      12/8/14                 1,300            2,600
Smith, C.
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
                             10,000                  *         $2.61      12/8/14                 1,300            2,600
Liao, M.
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------
                             10,000                  *         $2.61      12/8/14                 1,300            2,600
Hansen, R.
------------------ ----------------- ------------------ ------------- ---------------- ----------------- ----------------


(1)   Total stock options and warrants issued in 2005 were 1,352,600.

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

The following table sets forth certain information regarding the stock options and warrants held as of December 31, 2005 by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE


                                                         Securities Underlying Unexercised      Value of Unexercised
                                                         Warrants/                              In-the-Money-Options At Fiscal
                                                         Options at Fiscal Year End Numbers     Year End (1)
                                                                                                Dollars
Name                    Shares          Value Realized      Exercisable          Unexercisable    Exercisable       Unexercisable
                        Acquired on     ($)
                        Exercise (#)
----------------------- --------------- ---------------- ------------------ ------------------- ----------------- ------------------

William Carter                -                -             5,507,878 (2)         257,500 (3)          $313,650            $42,500
Robert Peterson               -                -               520,074 (4)          57,500 (5)            55,000             21,000
David Strayer                 -                -               137,500 (6)          12,500 (7)             9,850              1,350
Carol Smith                   -                -                49,291 (8)          12,500 (7)             4,750              1,350
Mei-June Liao                 -                -                 7,500 (9)          12,500 (7)             1,350              1,350
Robert Hansen                 -                -                 7,500 (9)          12,500 (7)             1,350              1,350

----------------------------

(1) Computation based on $2.17, the December 31, 2005 closing bid price for the common stock on the American Stock Exchange.

(2) Includes shares issuable upon the exercise of (i) warrants issued in 2001 to purchase 376,650 shares of common stock consisting of 188,325 exercisable at $6.00 per share and 188,325 exercisable at $9.00 per share, all of which expired on February 22, 2006; (ii) stock options issued in 2001 to purchase 10,000 shares of common stock at $4.03 per share expiring January 3, 2011; (iii) warrants issued in 2002 to purchase 750,000 shares of common stock exercisable at $2.00 per share expiring on August 7, 2007;
      (iv) warrants issued in 2003 to purchase 1,450,000 shares of common stock exercisable at $2.20 per share expiring on September 8, 2008; (v) stock options issued in 2004 to purchase 320,000 shares of common stock at $2.60 per share expiring on September 7, 2014; (vi) Stock Options issued in 2005 to purchase 100,000 shares of common stock at $1.75 per share expiring on April 26, 2015; (vii) stock options issued in 2005 to purchase 465,000 shares of common stock at $1.86 per share expiring July 1, 2011; (viii) stock options issued in 2005 to purchase 70,000 shares of common stock at $2.87 per share expiring December 9, 2015; and (ix) stock options issued in 2005 to purchase 10,000 shares of common stock at $2.61 per share expiring Decemner 8, 2015. Also includes 1,963,728 warrants and options originally issued to William A. Carter and subsequently transferred to Carter Investments of which Dr. Carter is the beneficial owner. These securities consist of warrants issued in 1998(a) to purchase 490,000 shares of common stock consisting of 190,000 exercisable at $4.00 per share expiring on January 1, 2008 and 300,000 exercisable at $6.00 per share that expired on January 1, 2006; (b)stock options granted in 1991 and extended in 1998 to purchase 73,728 shares of common stock exercisable at $2.71 per share expiring on August 8, 2008 and (c)Warrants issued in 2002 to purchase 1,400,000 shares of common stock at $3.50 per share expiring on September 30, 2007. The 376,650 warrants expired on February 22, 2006 and the 300,000 warrants that expired on January 1, 2006 were replaced by the Board of Directors (refer to Item 12. Security Ownership of Certain Beneficial Owners and Management).

(3) Consists of (i) 250,000 warrants exercisable at $2.00 per share expiring on August 13, 2007 and 7,500 stock options exercisable at $2.61 per share expiring on December 8, 2015.

(4) Includes shares issuable upon exercise of (i) options issued in 1997 to purchase 13,750 shares of common stock at $3.50 per share and expiring on January 22, 2007, (ii) options issued in 2001 to purchase 10,000 shares of common stock at $4.03 per share and expiring on January 3, 2011, (iii) warrants issued in 2002 to purchase 200,000 shares of common stock at $2.00 per share expiring on August 13, 2007; (iv) options issued in 2005 to purchase 50,000 shares of common stock at $1.75 per share expiring April 26, 2015 and (v) options issued in 2005 to purchase 2,500 shares of common stock at $2.61 per share expiring on December 8, 2006. Also includes 243,824 warrants/options originally issued to Robert E. Peterson and subsequently transferred to the Robert E. Peterson Trust of which Robert E. Peterson is owner and Trustee. These securities include options issued in 1996 to purchase 50,000 shares of common stock exercisable at $3.50 per share and expired on February 28, 2006; warrants issued in 1998 to purchase 100,000 shares of common stock at $5.00 per share expiring on April 14, 2006; warrants issued in 2002 to purchase 30,000 shares of common stock exercisable at $5.00 per share expiring on April 30, 2006 and 63,824 stock options issued in 2004 consisting of 50,000 options to acquire common stock at $3.44 per share expiring on June 22, 2014 and 13,824 options to acquire common stock at $2.60 per share expiring on September 7, 2014. The 50,000 options that expired on February 28, 2006 were replaced by the Board of Directors (refer to Item 12. Security Ownership of Certain Beneficial Owners and Management).

(5) Consists of 50,000 options issued in 2005 exercisable at $1.75 and 7,500 options issued in 2005 exercisable at $2.61 per share.

(6) Consists of (i) 50,000 warrants exercisable at $2.00 per share expiring on August 13, 2007, (ii) 50,000 warrants exercisable at $4.00 per share expiring on February 28, 2008, (iii) 10,000 stock options exercisable at $4.03 expiring on January 3, 2011; (iv) 20,000 stock options exercisable at $3.50 per share expiring on January 22, 2007; and (v) 5,000 stock options exercisable at $1.90 per share expiring on December 7, 2014 and 2,500 stock options exercisable at $2.61 per share expiring on December 8, 2015.

(7) Consists of 5,000 stock options exercisable at $1.90 per share expiring on December 7, 2014 and 7,500 stock options exercisable at $2.61 per share expiring on December 8, 2015.

(8) Consists of (i) 20,000 warrants exercisable at $2.00 per share expiring on August 13, 2007, (ii) 5,000 warrants exercisable at $4.00 per share expiring on June 7, 2008, (iii) 10,000 stock options exercisable at $4.03 per share expiring on January 3, 2016; (iv) 6,791 stock options exercisable at $3.50 per share expiring on January 22, 2007; and (v) 5,000 stock options exercisable at $1.90 per share expiring on December 7, 2014 and 2,500 stock options exercisable at $2.61 per share expiring on December 8, 2015.

(9) Consists of 5,000 options to purchase common stock at $1.90 per share expiring on December 7, 2014 and 2,500 stock options exercisable at $2.61 per share expiring on December 8, 2015.

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

      On February 14, 2005 we entered into an agreement with The Sage Group of Branchburg, New Jersey for R. Douglas Hulse, an Executive Director of The Sage Group, to serve as President and Chief Operating Officer of our company. In addition, other Sage Group principals and Senior Directors will be made available to assist as needed. The engagement is expected to continue for a period of 18 months; however, it is terminable on 30 days written notice by either party after 12 months. Compensation for the services include a ten year warrant to purchase 250,000 shares of our common stock at an exercise price of $1.55. These warrants were issued to Sage Healthcare Advisors, LLC and are to vest at the rate of 12,500 per month of the engagement with 25,000 vesting upon completion of the eighteenth month. Vesting accelerates in the event of a merger or a purchase of a majority of our assets or equity. We valued these warrants at $213,000 utilizing the Black-Scholes Method. As of December 31, 2005, the 213,000 was expensed to stock compensation expense. The Sage Group also is to receive a monthly retainer of $10,000 for the period of the engagement. In addition, for each calendar year (or part thereof) during which the agreement is in effect, The Sage Group will be entitled to an incentive bonus in an amount equal to 0.5% of the gross proceeds received by us during such year from any joint ventures or corporate partnering arrangements. After termination of the agreement, The Sage Group will only be entitled to receive the incentive bonus based upon gross proceeds received by us during the two year period commencing on the termination of the agreement with respect to any joint ventures or corporate partnering arrangements entered into by us during the term of the agreement. Mr. Hulse will devote approximately two to two and one half days per week to our business.

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

      We entered into an amended and restated engagement agreement, retroactive to January 1, 2005, with Robert E. Peterson which provides for Mr. Peterson's engagement as our Chief Financial Officer until December 31, 2010 unless sooner terminated for cause or disability. Mr. Peterson has the right to terminate the agreement on 30 days' prior written notice. The initial annual fee for services is $202,680 and is annually subject to increases based on the average increase in the cost of inflation index for the prior year. Mr. Peterson shall receive an annual bonus in each year that our Chief Executive Officer is granted a bonus. The bonus shall equal a percentage of Mr. Peterson's base annual compensation comparable to the percentage bonus received by the Chief Executive Officer. In addition, Mr. Peterson shall receive bonus compensation upon Federal Drug Administration approval of commercial application of Ampligen(R). Mr. Peterson's agreement also provides that he be paid all fees through the last day of then current term of the agreement if he is terminated without "cause" as that term is defined in the agreement. In addition, should Mr. Peterson terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Mr. Peterson be paid the fees due him through the last day of the month in which the termination occurred and for an additional twelve month period. Mr. Peterson will devote approximately 85% of his business time to our business.

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

Compensation of Directors

      The compensation package for non-employee members of the Board of Directors was changed on September 9, 2003. Board member compensation consists of an annual retainer of $100,000 to be paid 50% in cash and 50% in our common stock. On September 9, 2003 the Directors approved a 10 year plan which authorizes up to 1,000,000 shares for use in supporting this compensation plan. The number of shares paid shall have a value of $12,500 with the value of the shares being determined by the closing price of our common stock on the American Stock Exchange on the last day of the calendar quarter. In addition, all non-employee directors received some compensation in 2003 for special project work performed on our behalf. This project work ceased as of September 30, 2003. All directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock. We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors.

2004 Equity Incentive Plan

      Our 2004 Equity Incentive Plan ("2004 Plan") provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards to our employees, directors, officers, consultants and advisors for the purchase of up to an aggregate of 8,000,000 shares of common stock. The 2004 plan is administered by the board of directors, which has complete discretion to select eligible individuals to receive and to establish the terms of grants under the plan. Stock options awarded under the Equity Incentive Plan may be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than fair market value at the date of grant) as the Board may determine. The Board may provide for options to become immediately exercisable upon a "change in control" as defined in the plan. The number of shares of common stock available for grant under the 2004 Plan is subject to adjustment for changes in capitalization. As of December 31, 2005, 5,714,320 shares were available for grants under the 2004 Plan 633,080 and 1,652,600 options were issued in 2004 and 2005 respectively. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date

1990 Stock Option Plan

      Our 1990 Stock Option Plan, as amended ("1990 Plan"), provides for the grant of options to our employees, directors, officers, consultants and advisors for the purchase of up to an aggregate of 460,798 shares of common stock. The 1990 Plan is administered by the Compensation Committee of the board of directors, which has complete discretion to select eligible individuals to receive and to establish the terms of option grants. The number of shares of common stock available for grant under the 1990 Plan is subject to adjustment for changes in capitalization. As of December 31, 2004 and 2005, 18,881 options were available for grants under the 1990 Plan. This plan remains in effect until terminated by the Board of Directors or until all options are issued.

401(K) Plan

      In December 1995, we established a defined contribution plan, effective January 1, 1995, entitled the Hemispherx Biopharma employees 401(K) Plan and Trust Agreement. All of our full time employees are eligible to participate in the 401(K) plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants' contributions to the 401(K) plan may be matched by Hemispherx at a rate determined annually by the board of directors. Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. See Note 12 to the consolidated financial statements contained herein.

Compensation Committee Interlocks and Insider Participation

      Our Compensation Committee of the Board of Directors consists of , the Committee Chairman, William Mitchell, M.D., Richard Piani and Dr. Iraj E. Kiani. Please see Item 13. "Certain Relationships and Related Transactions" below for more information.

Compensation Committee Report on Compensation

      The Compensation Committee makes recommendations concerning salaries and compensation for our employees and consultants.

      The following report of the compensation committee discusses our executive compensation policies and the basis of the compensation paid to our executive officers in 2005.

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

Base Salary

      The Summary Compensation Table shows amounts earned during 2005 by our executive officers. The base compensation of such executive officers is set by terms of the employment agreement entered into with each such executive officer. We established the base salaries for Chief Executive Officer, Dr. William A. Carter under an employment agreement in December 3, 1998 (as amended and restated on March 11, 2005), which provides for a base salary of $290,888. In addition, we entered into an agreement with Dr. Carter for his services as a consultant related to patient development, development of patents and as a member of our Board of Directors. This agreement establishes a base annual fee of $207,777. Both agreements are subject to annual cost of living adjustments. Dr. Carter is entitled to an annual performance bonus of up to 25% of the base salary of each agreement at the discretion of the compensation committee of the Board of Directors.

      On March 11, 2005, we entered into an extended engagement agreement with Robert E. Peterson, Chief Financial Officer retroactive to January 1, 2005 for a base annual fee of $202,680 until December 31, 2010. Mr. Peterson's agreement allows for annual cost of living increases and a performance bonus.

      On March 11, 2005, we entered into an engagement agreement with Ransom W. Etheridge, Corporate General Counsel, retroactive to January 1, 2005 for an annual fee of $96,000 until December 31, 2009.

Annual Incentive

      Our Chief Executive Officer and our Chief Financial Officer are entitled to an annual incentive bonus as determined by the compensation committee based on such executive officers' performance during the previous calendar year. The cash bonus awarded to our Chief Executive Officer in 2004 and 2005 and the cash bonus awarded to the Chief Financial Officer in 2004 and 2005 were determined based on this provision in their employment agreements.

Long-Term Incentives

      We grant long-term incentive awards periodically to align a significant portion of the executive compensation program with stockholder interest over the long-term through encouraging and facilitating executive stock ownership. Executives are eligible to participate in our incentive stock option plans. Our Chief Executive Officer and President, Dr. William Carter, received a grant of 645,000 stock options in 2005 of which 535,000 were issued to replace options previously awarded that expired. These options are exercisable at rates varying from $1.75 to $2.87 per share. The options vested on the date of grant.

      On April 26, 2005, our Chief Financial Officer, Robert E. Peterson, was granted 100,000 stock options exercisable at $1.75 per share expiring on April 26, 2015 unless previously exercised. On December 8, 2005 Mr. Peterson was granted 10,000 stock options exercisable at $2.61 per share expiring on December 8, 2015.

      Ransom Etheridge, our Corporate Secretary and General Counsel, was awarded 100,000 stock options on April 26, 2005 exercisable at $1.75 per share expiring April 26, 2015, unless previously exercised.

Performance Graph

                          Total Return to Shareholders
                      (Includes reinvestment of dividends)


                                                                       ANNUAL RETURN PERCENTAGE
                                                                               Years Ending

Company Name / Index                                       Dec 01      Dec 02     Dec 03      Dec 04      Dec 05
------------------------------------------            ----------- ----------- ---------- ----------- -----------
HEMISPHERX BIOPHARMA INC                                    -5.26      -52.67       6.10      -15.93       14.21
S&P 600 INDEX                                                6.54      -14.63      38.79       22.65        7.68
PEER GROUP                                                  48.39      -45.76       5.33      -52.63      -41.59

                                                                               INDEXED RETURNS
                                              Base                                  Years Ending
                                             Period
Company Name / Index                         Dec 00        Dec 01      Dec 02     Dec 03      Dec 04      Dec 05
------------------------------------------ ----------- ----------- ----------- ---------- ----------- -----------
HEMISPHERX BIOPHARMA INC                      100           94.74       44.84      47.58       40.00       45.68
S&P 600 INDEX                                 100          106.54       90.95     126.23      154.82      166.71
PEER GROUP                                    100          148.39       80.49      84.78       40.16       23.46

Peer Group Companies
------------------------------------------ ----------- ----------- ----------- ---------- ----------- -----------

AVI BIOPHARMA INC
IMMUNE RESPONSE CORP/DE
LA JOLLA PHARMACEUTICAL CO
MAXIM PHARMACEUTICALS INC

[GRAPH OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth as of March 13, 2006, the number and percentage of outstanding shares of common stock beneficially owned by:

      o Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding common stock;

      o     each of our directors and the Named Executives; and

      o     all of our officers and directors as a group.

      As of March 24, 2006, there were no other persons, individually or as a group, known to the Hemispherx to be deemed the beneficial owners of five percent or more of the issued and outstanding common stock.

------------------------------------------------- ---------------------------------- ---------------------------------
Name and Address of Beneficial Owner                  Shares Beneficially Owned                % Of Shares
                                                                                            Beneficially Owned
------------------------------------------------- ---------------------------------- ---------------------------------
William A. Carter, M.D.                                     6,272,868 (1)                          9.4
------------------------------------------------- ---------------------------------- ---------------------------------
Robert E. Peterson                                            585,574 (2)                          1.0
------------------------------------------------- ---------------------------------- ---------------------------------
Ransom W. Etheridge                                           642,560 (3)                          1.1
2610 Potters Rd.
Virginia Beach, VA 23452
------------------------------------------------- ---------------------------------- ---------------------------------
Richard C. Piani                                              450,602 (4)                           *
97 Rue Jeans-Jaures
Levaillois-Perret
France 92300
------------------------------------------------- ---------------------------------- ---------------------------------
Doug Hulse                                                    131,067 (5)                           *
Sage Group, Inc.
3322 Route 22 West
Building 2, Suite 201
Branchburg, NJ  08876
------------------------------------------------- ---------------------------------- ---------------------------------
William M. Mitchell, M.D.                                     397,884 (6)                           *
Vanderbilt University
Department of Pathology
Medical Center North
21st and Garland
Nashville, TN 37232
------------------------------------------------- ---------------------------------- ---------------------------------
David R. Strayer, M.D.                                        160,746 (7)                           *
------------------------------------------------- ---------------------------------- ---------------------------------
Carol A. Smith, Ph.D.                                          61,791 (8)                           *
------------------------------------------------- ---------------------------------- ---------------------------------
Iraj-Eqhbal Kiani, Ph.D.                                       97,797 (9)                           *
Orange County Immune Institute
18800 Delaware Street
Huntingdon Beach, CA 92648
------------------------------------------------- ---------------------------------- ---------------------------------
Steven Spence                                                 197,883 (10)                          *
------------------------------------------------- ---------------------------------- ---------------------------------
Mei-June Liao, Ph.D.                                           20,000 (11)                          *
------------------------------------------------- ---------------------------------- ---------------------------------
Robert Hansen                                                  20,000 (11)                          *
------------------------------------------------- ---------------------------------- ---------------------------------
All directors and executive  officers as a group
(11 persons)                                                9,038,772                             13.1%
------------------------------------------------- ---------------------------------- ---------------------------------

* Less than 1%

(1) Includes shares issuable upon the exercise of (i) replacement options issued in 2006 to purchase 376,650 shares of common stock exercisable at $3.78 per share expiring on February 22, 2016; (ii) stock options issued in 2001 to purchase 10,000 shares of common stock at $4.03 per share expiring January 3, 2011; (iii) warrants issued in 2002 to purchase 1,000,000 shares of common stock exercisable at $2.00 per share expiring on August 7, 2007; (iv) warrants issued in 2003 to purchase 1,450,000 shares of common stock exercisable at $2.20 per share expiring on September 8, 2008; (v) stock options issued in 2004 to purchase 320,000 shares of common stock at $2.60 per share expiring on September 7, 2014;
      (vi) Stock Options issued in 2005 to purchase 100,000 shares of common stock at $1.75 per share expiring on April 26, 2015; (vii) Stock options issued in 2005 to purchase 465,000 shares of common stock at $1.86 per share expiring July 1, 2011; and (viii) stock options issued in 2005 to purchase 70,000 shares of Common Stock at $2.87 per share expiring December 9, 2015; (ix) stock options issued in 2005 to purchase 10,000 shares of Common Stock at $2.61 per share expiring December 8, 2015; and
      (x) 507,490 shares of Common Stock. Also includes 1,963,728 warrants and options originally issued to William A. Carter and subsequently transferred to Carter Investments of which Dr. Carter is the beneficial owner. These securities consist of warrants issued in 1998(a) to purchase 490,000 shares of common stock consisting of 190,000 exercisable at $4.00 per share expiring on January 1, 2008 and 300,000 exercisable at $2.38 per share expiring January 1, 2016; (b)stock options granted in 1991 and extended in 1998 to purchase 73,728 shares of common stock exercisable at $2.71 per share expiring on August 8, 2008 and (c)Warrants issued in 2002 to purchase 1,400,000 shares of common stock at $3.50 per share expiring on September 30, 2007.

(2) Includes shares issuable upon exercise of (i) options issued in 1997 to purchase 13,750 shares of common stock at $3.50 per share and expiring on January 22, 2007; (ii) options issued in 2001 to purchase 10,000 shares of common stock at $4.03 per share and expiring on January 3, 2011; (iii) warrants issued in 2002 to purchase 200,000 shares of common stock at $2.00 per share expiring on August 13, 2007; (iv) options issued in 2005 to purchase 100,000 shares of common stock at $1.75 per share expiring April 26, 2015; (v) options issued in 2005 to purchase 10,000 shares of Common Stock at $2.61 per share expiring December 8, 2015; and (vi) 8,000 shares of Common Stock. Also includes 243,824 warrants/options originally issued to Robert E. Peterson and subsequently transferred to the Robert E. Peterson Trust of which Robert E. Peterson is owner and Trustee. These securities include options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.66 per share expiring on February 28, 2016; warrants issued in 1998 to purchase 100,000 shares of common stock at $5.00 per share expiring on April 14, 2006; warrants issued in 2002 to purchase 30,000 shares of common stock exercisable at $5.00 per share expiring on April 30, 2006 and 63,824 stock options issued in 2004 consisting of 50,000 options to acquire common stock at $3.44 per share expiring on June 22, 2014 and 13,824 options to acquire common stock at $2.60 per share expiring on September 7, 2014.

(3) Includes shares issuable upon exercise of (i) 20,000 warrants issued in 1998 to purchase common stock at $4.00 per share, originally expiring on January 1, 2003 and extended to January 1, 2008; (ii) 100,000 warrants issued in 2002 exercisable $2.00 per share expiring on August 13, 2007;
      (iii) stock options issued in 2005 to purchase 100,000 shares of common stock exercisable at $1.75 per share expiring on April 26, 2015; and(iv) stock options issued in 2004 to purchase 50,000 shares of common stock exercisable at $2.60 per share expiring on September 7, 2014; (v) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006 and (vi) 122,560 shares of common stock. Also includes 200,000 stock options originally granted to Ransom Etheridge in 2003 and subsequently transferred to relatives and family trusts. These stock options are exercisable at $2.75 per share and expires on December 4, 2013. The transfers consist of 50,000 options to the Etheridge Family Trust; 37,500 options to Julianne Inglima; 37,500 options to Thomas Inglima; 37,500 options to R. Etheridge-BMI Trust; and 37,500 options to R. Etheridge-TCI Trust. Julianne and Thomas are Mr. Etheridge's daughter and son-in-law.

(4) Includes shares issuable upon exercise of (i) 20,000 warrants issued in 1998 to purchase common stock at $4.00 per share originally expiring on January 1, 2005 and extended to January 1, 2008; (ii) 100,000 warrants issued in 2003 exercisable at $2.00 per share expiring on August 13, 2007;
      (iii)options granted in 2004 to purchase 54,608 shares of common stock exercisable at $2.60 per share expiring on September 17, 2014; (iv) options granted in 2005 to purchase 100,000 shares of common stock exercisable at $1.75 per share expiring on April 26, 2015; (v) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006; (vi) 108,094 shares of common stock owned by Mr. Piani; vii) 12,900 shares of common stock owned jointly by Mr. and Mrs. Piani; and (viii) and 5,000 shares of common stock owned by Mrs. Piani.

(5) Consists of 41,667 options exercisable at $1.55 per share expiring February 14, 2015. Shares owned includes 89,400 shares of common stock in which Mr. Hulse has an undivided interest. These shares are held by The Sage Group of which Mr. Hulse is a principal.

(6) Includes shares issuable upon exercise of (i) warrants issued in 1998 to purchase 12,000 shares of common stock at $6.00 per share, expiring on August 25, 2008; (ii) 100,000 warrants issued in 2002 exercisable at $2.00 per share expiring on August 13, 2007; (iii) 50,000 stock options issued in 2004 exercisable at $2.60 per share expiring on September 7, 2014; (iv) 100,000 stock options issued in 2005 exercisable at $1.75 per share expiring on April 26, 2015; (v) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006; and (vi) 85,884 shares of common stock.

(7) (i) stock options issued in 1997 to purchase 20,000 shares of common stock at $3.50 per share expiring on February 22, 2007; (ii) warrants issued in 1998 to purchase 50,000 shares of common stock exercisable at $4.00 per share expiring on February 28, 2008; (iii) stock options granted in 2001 to purchase 10,000 shares of common stock exercisable at $4.03 per share expiring on January 3, 2011; (iv) warrants issued in 2002 to purchase 50,000 shares of common stock exercisable at $2.00 per share expiring on August 13, 2007; (v) stock options issued in 2004 to purchase 10,000 shares of common stock exercisable at $1.90 per share expiring on December 7, 2014; (vi) stock options issued in 2005 to purchase 10,000 shares of Common Stock at $2.61 per share expiring December 8, 2015 and (vii) 10,746 shares of common stock.

(8) Consists of shares issuable upon exercise of(i) 5,000 warrants issued in 1998 to purchase common stock at $4.00 per share expiring June 7, 2008;
      (ii) 20,000 warrants issued in 2002 exercisable at $2.00 per share expiring in August 13, 2007; (iii) 6,791 stock options issued in 1997 exercisable at $3.50 expiring January 22, 2007; (iv) 10,000 stock options issued in 2001 exercisable at $4.03 per share expiring January 3, 2011;
      (v) 10,000 stock options issued in 2004 exercisable at $1.90 expiring on December 7, 2014; and 10,000 stock options issued in 2005 to purchase Common Stock at $2.61 per share expiring December 8, 2015.

(9) Consists of shares issuable upon exercise of (i) 12,000 options issued in 2005 exercisable at $1.63 per share expiring on June 2, 2015; (ii) 15,000 options issued in 2005 exercisable at $1.75 per share expiring on April 26, 2015; (iii) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006; and (iv) 20,797 shares of common stock.

(10) Consists of 15,000 stock options granted in 2005 exercisable at $1.75 per share expiring on April 26, 2015; stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006; and 132,883 shares of common stock.

(11) Consists of 10,000 stock options granted in 2004 exercisable at $1.90 per share of common stock expiring on December 7, 2014; and 10,000 stock options issued in 2005 to purchase Common Stock at $2.61 per share expiring December 8, 2015.

Item 13. Certain Relationships and Related Transactions.

      We have employment agreements with certain of our executive officers and have granted such officers and directors options and warrants to purchase our common stock, as discussed under the headings, "Item 11. Executive Compensation," and "Item 12. Security Ownership of Certain Beneficial Owners and Management," above.

      Ransom W. Etheridge, our Secretary, General Counsel and one of our directors, is an attorney in private practice, who renders corporate legal services to us from time to time, for which he has received fees totaling $96,000 in 2005. In addition, Mr. Etheridge serves on the Board of Directors for which he received Director's Fees of cash and stock valued at $100,000 in 2005. We loaned $60,000 to Ransom W. Etheridge in November, 2001 for the purpose of exercising 15,000 class A redeemable warrants. This loan bore interest at 6% per annum. In lieu of granting Mr. Etheridge a bonus for outstanding legal work performed on behalf of the Company, the Board of Directors forgave the loan and accrued interest on February 24, 2006.

      Richard Piani, a Director, lives in Paris, France and assisted our European subsidiaries in their dealings with medical institutions and the European Medical Evaluation Authority. Mr. Piani assisted the Company in establishing clinical trial protocols as well as performed other scientific work for the Company. The services provided by Mr. Piani terminated in September 2003. For these services, Mr. Piani was paid an aggregate of $100,100 for the year ended December 31, 2003.

      We paid $18,800, and $7,600 for the years ended December 31, 2003 and 2004, respectively to Carter Realty for the rent of property used by us at various times in years 2003 and 2004 by us. The property was owned by others, but was acquired in late 2004 by Retreat House, LLC an entity in which the children of William A. Carter have a beneficial interest. We paid Retreat House, LLC $54,400 for the use of the property at various times in 2005.

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

      We have engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS. R. Douglas Hulse, our President and Chief Operating Officer, is a member and an executive director of The Sage Group, Inc. Please see "Employment and Change in Control Agreements" in Item 11. Executive Compensation above for more information.

ITEM 14. Principal Accounting Fees and Services.

All audit and professional services provided by BDO Seidman, LLP are approved by the Audit Committee. The total fees billed by BDO Seidman, LLP were $226,484 in 2004 and $176,202 in 2005. The following table shows the aggregate fees billed to us by BDO Seidman, LLP for professional services rendered during the year ended December 31, 2005.

------------------------------------------ -----------------------------------------------------------------------------
                                                                            Amount ($)
------------------------------------------ --------------------------------------- -------------------------------------
Description of Fees                                         2004                                   2005
------------------------------------------ --------------------------------------- -------------------------------------
Audit Fees                                                $226,484                               $176,202
------------------------------------------ --------------------------------------- -------------------------------------
Audit-Related Fees                                           -                                      -
------------------------------------------ --------------------------------------- -------------------------------------
Tax Fees                                                     -                                      -
------------------------------------------ --------------------------------------- -------------------------------------
All Other Fees                                               -                                      -
------------------------------------------ --------------------------------------- -------------------------------------

------------------------------------------ --------------------------------------- -------------------------------------
Total                                                     $226,484                               $176,202
                                                          ========                               ========
------------------------------------------ --------------------------------------- -------------------------------------

Audit Fees

      Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees

      Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

      The Audit Committee has determined that BDO Seidman, LLP's rendering of these non-audit services is compatible with maintaining auditors independence. The Board of Directors considers BDO Seidman, LLP to be well qualified to serve as our independent public accountants. The committee also approved the charges for services performed in 2005.

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

4.13 Amendment Agreement, effective October 6, 2005, by and among the Company and debenture holders.(11)
4.14 Form of Series A amended 7% Convertible Debenture of the Company (amending Debenture due October 31, 2005).(11)
4.15 Form of Series B amended 7% Convertible Debenture of the Company (amending Debenture issued on January 26, 2004 and due January 31,
            2006).(11)
4.16 Form of Series C amended 7% Convertible Debenture of the Company (amending Debenture issued on July 13, 2004 and due January 31,
            2006).(11)
4.17 Form of Warrant issued effective October 6, 2005 for Common Stock of the Company.(11)
10.1        1990 Stock Option Plan.
10.2        1992 Stock Option Plan.
10.3        1993 Employee Stock Purchase Plan.
10.4        Form of Confidentiality, Invention and Non-Compete Agreement.
10.5        Form of Clinical Research Agreement.
10.6        Form of Collaboration Agreement.
10.7 Amended and Restated Employment Agreement by and between the Company and Dr. William A. Carter, dated as of July 1, 1993. (7)
10.8        Employment  Agreement  by and between the  Registrant  and Robert E.
            Peterson, dated April 1, 2001.
10.9 License Agreement by and between the Company and The Johns Hopkins University, dated December 31, 1980.
10.10 Technology Transfer, Patent License and Supply Agreement by and between the Company, Pharmacia LKB Biotechnology Inc., Pharmacia P-L Biochemicals Inc. and E.I. du Pont de Nemours and Company, dated November 24, 1987.
10.11 Pharmaceutical Use Agreement, by and between the Company and Temple University, dated August 3, 1988.
10.12 Assignment and Research Support Agreement by and between the Company, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989.
10.13 Lease Agreement between the Company and Red Gate Limited Partnership, dated November 1, 1989, relating to the Company's Rockville, Maryland facility.
10.14       Agreement between the Company and Bioclones (Proprietary) Limited.
10.15 Amendment, dated August 3, 1995, to Agreement between the Company and Bioclones (Proprietary) Limited (contained in Exhibit 10.14).
10.16       Licensing Agreement with Core BioTech Corp.
10.17       Licensing Agreement with BioPro Corp.
10.18       Licensing Agreement with BioAegean Corp.
10.19       Agreement with Esteve.
10.20       Agreement with Accredo (formerly Gentiva) Health Services.
10.21       Agreement with Biovail Corporation International.
10.22 Forbearance Agreement dated March 11, 2003, by and between ISI, the American National Red Cross and the Company.(1)
10.23 Forbearance Agreement dated March 11, 2003, by and between ISI, GP Strategies Corporation and the Company.(1)
10.24 Securities Purchase Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.(1)
10.25 Registration Rights Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.(1)
10.26 Securities Purchase Agreement, dated July 10, 2003, by and among the Company and the Buyers named therein.(4)
10.27 Registration Rights Agreement, dated July 10, 2003, by and among the Company and the Buyers named therein.(4)
10.28 Securities Purchase Agreement, dated October 29, 2003, by and among the Company and the Buyers named therein.(5)

10.29       Registration Rights Agreement,  dated October 29, 2003, by and among the Company and the Buyers named therein.(5)
10.30       Securities Purchase Agreement,  dated January 26, 2004, by and among the Company and the Buyers named therein.(6)
10.31       Registration Rights Agreement,  dated January 26, 2004, by and among the Company and the Buyers named therein.(6)
10.32       Memorandum of Understanding with Fujisawa. (8)
10.33       Securities Purchase Agreement, dated July 30, 2004, by and among the
            Company and the Purchasers named therein.(9)
10.34       Registration Rights Agreement, dated July 30, 2004, by and among the
            Company and the Purchasers named therein. (9)
10.35       Agreement for services of R. Douglas Hulse, (12)
10.36       Amended and Restated Employment  Agreement of Dr. William A. Carter.
            (10)
10.37       Engagement Agreement with Dr. William A. Carter. (10)
10.38       Amended and restated  employment  agreement of Dr. William A. Carter
            (12)
10.39       Amended and restated engagement agreement with Dr. William A. Carter
            (12)
10.40       Amended and restated  engagement  agreement  with Robert E. Peterson
            (12)
10.41       Engagement Agreement with Ransom W. Etheridge (12)
10.42       Change in control agreement with Dr. William A. Carter (12)
10.43       Change in control agreement with Dr. William A. Carter (12)
10.44       Change in control agreement with Robert E. Peterson (12)
10.45       Change in control agreement with Ransom Etheridge (12)
10.46       Supply Agreement with Hollister-Stier Laboratories LLC
10.47       Manufacturing and Safety Agreement with Hyaluron, Inc.
21          Subsidiaries of the Registrant.
23.1        BDO Seidman, LLP consent.(13) (To be filed by Amendment)
31.1        Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of
            2002 from the Company's Chief Executive Officer.(13)
31.2        Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of
            2002 from the Company's Chief Financial Officer.(13)
32.1        Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of
            2002 from the Company's Chief Executive Officer.(13)
32.2        Certification  pursuant to Section 906 of the  Sarbanes-Oxley Act of
            2002 from the Company's Chief Financial Officer.(13)
---------------------------------
(1) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) dated March 12, 2003 and is hereby incorporated by reference.

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

(11) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K/A-1 (No. 1-13441) filed on October 28, 2005 and is hereby incorporated by reference.

(12) Filed with the Securities and Exchange Commission as an exhibit to the Company's annual report on Form 10-K (No. 1-13441) for the year ended December 31, 2004 and is hereby incorporated by reference.

(13) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By: /s/ William A. Carter
    ---------------------------------------------
        William A. Carter, M.D.
        Chief Executive Officer

March 31, 2006


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ William A. Carter                           Chairman of the Board, Chief Executive
----------------------
William A. Carter, M.D.                         Officer and Director                        March 31, 2006

/s/ Richard Piani                               Director                                    March 31, 2006
---------------------
Richard Piani

/s/ Robert E. Peterson                          Chief Financial Officer                     March 31, 2006
----------------------
Robert E. Peterson

/s/ Ransom Etheridge                            Secretary And Director                      March 31, 2006
----------------------
Ransom Etheridge

/s/ William Mitchell                            Director                                    March 31, 2006
---------------------
William Mitchell, M.D., Ph.D.

/s/ Steven Spence                               Director                                    March 31, 2006
-----------------
Steven Spence

/s/ Iraj E. Kiani                               Director                                    March 31, 2006
-----------------
Iraj E. Kiani, Ph.D.

                   HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES
              Index to Unaudited Consolidated Financial Statements

      The following Financial Statements have not been audited and no auditor's report is filed herewith.
                                                                            Page

  Consolidated Balance Sheets at December 31, 2004 and 2005. .               F-3

  Consolidated Statements of Operations for each of the years
  in the three-year period ended December 31, 2005. . . . . .                F-4

  Consolidated Statements of Changes in Stockholders' Equity
  and Comprehensive (Loss) for each of the years
  in the three-year period ended December 31, 2005  . . . . .                F-5

  Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended December 31, 2005 . . . . . .               F-7

  Notes to Consolidated Financial Statements . . . . . . . . .               F-9

                           Hemispherx Biopharma, Inc.
                        Valuation and Qualifying Accounts
                             (dollars in thousands)


Column A                                             Column B             Column C             Column D             Column E

                                                    Balance at                                                     Balance at
                                                   beginning of           Charge to           Write-offs         end of period
Description                                           period               expense

Year Ended December 31, 2005
Reserve for inventory                              $     225                     -                  (125)          $     100

Year Ended December 31, 2004
Reserve for inventory                              $       -                   225                      -          $     225

Year Ended December 31, 2003
Reserve for inventory                              $       -                     -                      -          $       -

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheets
                           December 31, 2004 and 2005
                                 (in thousands)
                                  (Unaudited)


                                                         2004           2005
                                                       ---------      ---------
                                                      (restated)

ASSETS

Current assets:
 Cash and cash equivalents (Note 18)                   $   8,813      $   3,827
 Short term investments (Note 6)                           7,924         12,377
 Inventory (Note 4)                                        2,148          1,767
 Accounts and other receivables (Note 3)                     139             96
 Prepaid expenses and other current assets                   266            216
                                                       ---------      ---------
         Total current assets                             19,290         18,283
                                                       ---------      ---------

Property and equipment, net (Note 3)                       3,303          3,364
Patent and trademark rights, net (Note 3)                    908            795
Investment                                                    35             35
Construction in progress                                      --            821
Deferred financing costs                                     440             57
Advance receivable (Note 8)                                1,300          1,300
Other assets                                                  17             17
                                                       ---------      ---------
         Total assets                                  $  25,293      $  24,672
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $     526      $     995
 Accrued expenses (Note 7 and 15)                          1,012            623
 Current portion of long-term debt (Note 8)                2,007             --
                                                       ---------      ---------
 Total current liabilities                                 3,545          1,618
                                                       ---------      ---------

 Long-Term Debt-net of current portion (Note 8)              188          3,217

Commitments and contingencies
(Notes 11, 13, 14, and 16)

Stockholders' equity (Note 9):
 Common stock                                                 50             56
 Additional paid-in capital                              157,984        169,629
 Accumulated other comprehensive loss                        (10)          (171)
 Accumulated deficit                                    (136,464)      (149,677)
                                                       ---------      ---------
 Total stockholders' equity                               21,560         19,837
                                                       ---------      ---------

 Total liabilities and stockholders' equity            $  25,293      $  24,672
                                                       =========      =========


See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 For each of the years in the three-year period
                     ended December 31, 2005 (in thousands,
                        except share and per share data)
                                  (Unaudited)

                                                            Years ended December 31,
                                                ------------------------------------------------
                                                    2003             2004              2005
                                                ------------      ------------      ------------
                                                                   (restated)
                                                  (restated)
Revenues:
Sales of product net                            $        509      $      1,050      $        910
Clinical treatment programs                              148               179               173
                                                ------------      ------------      ------------

Total Revenues:                                          657             1,229             1,083

Costs and expenses:
Production/cost of goods sold                            502             2,112               391
Research and development                               3,150             3,842             5,144
General and administrative                             4,257             6,164             5,187
                                                ------------      ------------      ------------

Total costs and expenses                               7,909            12,118            10,722

Write off of  investments in unconsolidated
affiliates (Note 3c)                                      --              (373)               --
Interest and other income                                 80                49               831
Interest expense                                        (253)             (384)             (388)
Financing costs (Note 8)                              (6,568)          (11,801)           (4,017)
                                                ------------      ------------      ------------


Net loss                                        $    (13,993)     $    (23,398)     $    (13,213)
                                                ============      ============      ============

Basic and diluted loss per share                $       (.40)     $       (.52)     $       (.26)
                                                ============      ============      ============

Weighted average shares outstanding               35,234,526        45,177,862        51,475,192
                                                ============      ============      ============

See accompanying notes to consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
              and Comprehensive (loss) For each of the years in the
                    three-year period ended December 31, 2004
                        (in thousands except share data)
                                  (Unaudited)


                                                                         Common        Common       Additional       Accumulated
                                                                         Stock       Stock .001       paid-in          other
                                                                         Shares       Par Value       capital      Comprehensive
                                                                    ------------  ----------      -----------      --------------

Balance at December 31, 2002                                          32,650,178          33          107,155               35
Debt conversion and interest payments                                  4,334,916           4            6,741               --
Fair value ascribed to debenture beneficial conversion features               --          --            9,079               --
and related warrants issued
Warrants exercised                                                       790,745           1            1,234               --
Common stock issued in connection with ISI acquisition                 1,068,789           1            1,667               --
Reclassification of redeemable Common Stock in connection with                --          --               --               --
ISI acquisition                                                             (491)         --               --               --
Treasury stock purchased                                                      --          --               --               --
Treasury Stock retired                                                  (339,543)         --           (4,272)              --
Conversion of minority interest of subsidiary into common stock          347,445          --              946               --
Stock issued in settlement of debt                                       215,047          --              474               --
Stock warrant compensation expense                                            --          --              237               --
Net comprehensive loss                                                        --          --               --              (35)

Balance December 31, 2003 (restated)                                  39,067,577          39          122,770               --
                                                                    ------------  ----------      -----------      -----------
Treasury shares sold                                                          --          --               --               --
Shares issued for:
   Payment of accounts payable                                           127,243          --              382               --
   Original Issue Discount on convertible debt                           158,104          --              465               --
   Purchase of building                                                  487,028           1            1,626               --
   Conversion of debt                                                  3,691,695           5            7,239               --
   Interest on convertible debt                                          170,524          --              430               --
   Private placement, net of issuance costs                            3,617,306           3            6,981               --
   Warrants exercised                                                  2,268,586           2            5,091               --

Stock Issued with convertible debt                                        43,703          --            8,540               --
Conversion price adjustment                                                1,038          --            1,038               --
Reclassification of redeemable Common Stock in connection with                --          --              491               --
ISI acquisition
Options and warrants issued for services                                      --          --            2,000               --
Revaluation of redemption obligation                                          --          --              931               --
Net comprehensive loss                                                        --          --               --              (10)
                                                                    ------------  ----------      -----------      -----------
Balance December 31, 2004 (restated)                                  49,631,766          50          159,984              (10)
                                                                    ============  ==========      ===========      ===========
Shares issued for:
   Payment of accounts payable                                           343,995          --              218               --
   Conversion of debt                                                  1,358,887           1            2,219               --
   Interest on convertible debt                                          255,741                          409               --
   Private placement, net of issuance costs                            4,673,766           5            8,029               --
Options and warrants issued for services                                      --          --              383               --
Conversion price adjustment                                                   --          --              697               --
Discount resulting from debt refinance                                        --          --              361               --
Net comprehensive loss                                                        --          --               --             (161)
                                                                    ------------  ----------      -----------      -----------
Balance December 31, 2005                                             56,264,155       $  56        $ 169,629          $  (171)
                                                                    ============  ==========      ===========      ===========

                                                                                                                Total
                                                                                    Treasury    Treasury    stockholders
                                                                     Accumulated      stock        Stock       equity
                                                                       deficit       shares
                                                                    ------------  ----------      -----------      -----------
Balance at December 31, 2002                                             (99,073)    543,206           (4,520)           3,630
Debt conversion and interest payments                                         --          --               --            6,745
Fair value ascribed to debenture beneficial conversion features               --          --               --            9,079
and related warrants issued
Warrants exercised                                                            --          --               --            1,235
Common stock issued in connection with ISI acquisition                        --          --               --            1,668
Reclassification of redeemable Common Stock in connection with                --          --               --               --
ISI acquisition                                                                                                           (491)
Treasury stock purchased                                                      --      43,000              (83)             (83)
Treasury Stock retired                                                        --    (339,543)           4,144             (128)
Conversion of minority interest of subsidiary into common stock               --          --               --              946
Stock issued in settlement of debt                                            --    (246,220)             457              931
Stock warrant compensation expense                                            --          --               --              237
Net comprehensive loss                                                   (13,993)         --               --          (14,028)
                                                                    ------------  ----------      -----------      -----------
Balance December 31, 2003 (restated)                                    (113,066)        443               (2)           9,741
Treasury shares sold                                                          --        (443)               2                2
Shares issued for:
   Payment of accounts payable                                                --          --               --              382
   Original Issue Discount on convertible debt                                --          --               --              465
   Purchase of building                                                       --          --               --            1,627
   Conversion of debt                                                         --          --               --            7,244
   Interest on convertible debt                                               --          --               --              430
   Private placement, net of issuance costs                                   --          --               --            6,984
   Warrants exercised                                                         --          --               --            5,093

Stock Issued with convertible debt                                            --          --               --            8,540
Conversion price adjustment
Reclassification of redeemable Common Stock in connection with                --          --               --              491
ISI acquisition
Options and warrants issued for services                                      --          --               --            2,000
Revaluation of redemption obligation                                          --          --               --              931
Net comprehensive loss                                                   (23,398)         --               --          (23,408)
                                                                    ------------  ----------      -----------      -----------
Balance December 31, 2004 (restated)                                    (136,464)         --               --           21,560

Shares issued for:
   Payment of accounts payable                                                --          --               --              218
   Conversion of debt                                                         --          --               --            2,220
   Interest on convertible debt                                               --          --               --              409
   Private placement, net of issuance costs                                   --          --               --            8,034
Options and warrants issued for services                                      --          --               --               26
Conversion price adjustment                                                   --          --               --              697
Discount resulting from debt refinance                                        --          --               --              361
Net comprehensive loss                                                   (13,213)         --               --          (13,374)
                                                                    ------------  ----------      -----------      -----------
Balance December 31, 2005                                              $(149,697)         --            $  --         $ 19,837
                                                                    ============  ==========      ===========      ===========

              See accompanying notes to consolidated financial statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
     for each of the years in the three-year period ended December 31, 2005
                                 (in thousands)
                                  (Unaudited)

                                                                                      Years ended December 31,
                                                                                -------------------------------------
                                                                                 2003             2004          2005
                                                                                 ----             ----          ----
Cash flows from operating activities:                                           (restated)    (restated)

 Net loss                                                                       $(13,993)     $(23,398)     $(13,213)

Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation of property and
   Equipment                                                                          80           113           114
 Amortization of patent and
   Trademark rights                                                                  122           327           281
 Amortization of deferred
   Financing costs                                                                 9,116        11,801         4,017
 Write off of Investments in unconsolidated
   Affiliates
                                                                                      --           373            --
 Stock option and warrant
   Compensation and service
   Expense                                                                           237         2,000           383
Inventory reserve                                                                     --           225          (125)
Interest on Convertible Debt                                                         253           384           409
Changes in assets and liabilities:
 Inventory                                                                        (1,429)          523           505
 Accounts and other receivables                                                    1,225           143            43
 Prepaid expenses and other
   Current assets                                                                    (98)          (96)           51
 Accounts payable                                                                   (551)           36           687
 Accrued expenses                                                                    558           323          (388)
 Other assets                                                                          6             6            --
                                                                                --------      --------      --------

 Net cash used in operating
   Activities                                                                     (7,022)       (7,240)       (7,236)
                                                                                --------      --------      --------

Cash flows from investing activities:
 Purchase of property and
   Equipment, net                                                                    (19)         (150)         (175)
 Additions to patent and trademark
   Rights                                                                           (154)         (208)         (168)
 Construction in progress                                                             --            --          (827)
 Maturity of short term
   Investments                                                                       520         1,496         7,934
 Purchase of short term
   Investments                                                                    (1,496)       (7,934)      (12,548)
 Deferred acquisition costs                                                         (638)
                                                                                --------      --------      --------

 Net cash used in
   Investing Activities                                                           (1,787)       (6,796)       (5,784)
                                                                                --------      --------      --------

                                   (CONTINUED)

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                 (in thousands)
                                  (Unaudited)


                                                             Years ended December 31,
                                                       -------------------------------------
                                                           2003         2004           2005
                                                           ----         ----           ----
Cash flows from financing activities:

 Proceeds from issuance of common
   stock, net                                          $     --      $  6,984      $  8,034
 Deferred financing costs                                  (835)         (542)           --
 Proceeds from long-term borrowing                       11,300         7,550            --
 Advance receivable                                      (1,300)           --            --
 Proceeds from exercise of stock
   Warrants                                               1,235         5,093            --
 Purchase of treasury stock                                 (83)           --            --

                                                       --------      --------      --------
 Net cash provided by financing
   Activities                                            10,317        19,085         8,034
                                                       --------      --------      --------

 Net increase (decrease) in cash
   and cash equivalents                                   1,508         5,049        (4,986)

Cash and cash equivalents at beginning of year
                                                          2,256         3,764         8,813
                                                       --------      --------      --------

Cash and cash equivalents  at end of year
                                                       $  3,764      $  8,813      $  3,827
                                                       ========      ========      ========

Supplemental disclosures of cash flow information:
Issuance of common stock for
accounts payable and accrued
expenses                                               $    931      $    382      $    218
                                                       ========      ========      ========

Issuance of Common Stock for
Acquisition of ISI assets                              $  1,668      $  1,627      $     --
                                                       ========      ========      ========
Stock Options and
Warrants                                               $    237      $  2,000      $    383
                                                       ========      ========      ========
Debt Conversion, Interest
Payments and debt payments
Common Stock Issued for
Conversion of Minority Interest
in Subsidiary                                          $  6,745      $  7,674      $  2,629
                                                       ========      ========      ========

Debt Conversion, Interest
Payments and debt payments
Common Stock Issued for
Conversion of Minority Interest
in Subsidiary                                          $    946            --            --
                                                       ========      ========      ========


See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Business

      Hemispherx   Biopharma,   Inc.  and   subsidiaries   (the  Company)  is  a
biopharmaceutical company engaged in the clinical development, manufacture, marketing and distribution of new drug entities based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. The Company was founded in the early 1970s, as a contract researcher for the National Institutes of Health. The Company has established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of chronic diseases. The Company owns a U.S. Food and Drug Administration ("FDA") approved GMP (good manufacturing practice) manufacturing facility in New Jersey.

      The Company's flagship products include Ampligen(R) and Alferon N Injection(R). Ampligen(R) is an experimental drug undergoing clinical development for the treatment of: Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS" or "CFS"), and HIV. In August 2004, we completed a Phase III clinical trial ("AMP 516") treating over 230 ME/CFS patients with Ampligen(R) and are in the process of preparing a new drug application ("NDA") to be filed with the FDA.

      In March 2004, the Company completed the step-by-step acquisition from Interferon Sciences, Inc. ("ISI") of ISI's commercial assets, Alferon N Injection(R) inventory, a worldwide license for the production, manufacture, use, marketing and sale of Alferon N Injection(R), as well as, a 43,000 square foot manufacturing facility in New Jersey and the acquisition of all intellectual property related to Alferon Injection(R). Alferon N Injection(R) is a natural alpha interferon that has been approved by the FDA for commercial sale for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. The acquisition was completed in Spring 2004 with the acquisition of all world wide commercial rights.

      The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. The Company's foreign subsidiaries include Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998 and Hemispherx Biopharma Europe S. A. incorporated in Luxemburg in 2002 which is also dormant. All significant intercompany balances and transactions have been eliminated in consolidation.

(2)   Restatements

      (a) On March 29, 2006, after doing additional analysis on guidelines set forth in EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, it was determined that the accounting treatment for the March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, the "Debentures") was inaccurately reflected in the financial statements for the quarters and years ended included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and for the quarterly periods ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005,
            June 30, 2005 and September 30, 2005, included within our Quarterly Reports on Form 10-Q and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was originally determined that the discount related to the embedded conversion features and warrant issuances calculated at fair value was approximately $1,607,000, $2,724,000, $2,879,000,
            $2,272,000  and $1,260,000  for the March 2003,  July 2003,  October
            2003, January 2004 and July 2004 Debentures, respectively. The discount derived from determining the fair value of the embedded conversion feature and warrant issuances is amortized to financing costs over the life of the debenture or charged to earnings on the earlier conversion thereof. To properly account for the initial calculation of the discount, the Company determined, under guidance from EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount should be restated for the March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures to $2,098,000, $2,280,000, $3,177,000, $1,998,000 and
            $628,000, respectively. The total impact of this restatement on our statement of operations was to decrease the net loss for the year ended December 31, 2004 by $382,000 or $0.01 per share and an increase in net loss of $301,000 or $0.01 per share for the period ended December 31, 2003.

      (b) On March 29, 2006, it was determined that the accounting treatment for the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances was inaccurately reflected in the financial statements for the quarters and years ended included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and for the quarterly periods ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005,
            June 30, 2005 and September 30, 2005, included within our Quarterly Reports on Form 10-Q and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was originally determined that the fair value of the warrants issued as investment banking fees paid to Cardinal Securities, LLC, be accounted for as a discount to the underlying Debentures and amortized over the life of the debenture or charged to earnings on the earlier conversion thereof. These investment banking fees should have been capitalized as an asset on the balance sheet and amortized over the life of the debenture or charged to earnings on the earlier conversion thereof. In addition, our calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances as a discount to the Debenture was determined to be overstated at the time of issuance. The total impact of this restatement on our statement of operations was to decrease the net loss for the year ended December 31, 2004 by $460,000 or $.01 and an increase to the net loss for the year ended December 31, 2003 of $138,000 or $0.00 per share.

      (c) On March 29, 2006, after doing additional analysis on guidelines set forth in EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, it was determined that the accounting treatment for the conversion price reset on the July 2003, January 2004 and July 2004 debentures was inaccurately reflected in the financial statements for the quarters and years ended included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and for the quarterly periods ended September 2003, March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June
            30, 2005 and September 30, 2005, included within our Quarterly Reports on Form 10-Q and that, therefore, a restatement of our financial statements for the periods referenced above was required. A conversion price reset was triggered on the July 2003 Debenture upon the issuance of the October 2003 Debenture. In addition, a conversion price reset was triggered on both the January 2004 and July 2004 debentures upon the closing of the August 2004 Private
            Placement  (See  Note  8  &  9  contained  within  the  consolidated financial statements contained herein for more details on the resets). Under the previous accounting treatment, The Company did not properly account for the conversion price resets on the July 2003, January 2004 and July 2004 debentures.. To properly account for the conversion price resets, the Company determined, under guidance from EITF 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, an additional debt discount should have been recorded for the July 2003, January 2004 and July 2004 Debentures of approximately $741,000, $915,000 and $632,000, respectively. The total impact of this restatement on our statement of operations was to increase the net loss for the year ended December 31, 2004 and 2003 by $1,037,000 and $58,000 or $0.02 and
            $0.00 per share, respectively.

      (d) On March 29, 2006, it was determined that the accounting treatment for the warrant conversion price reset on the July 2009 Warrants (See Note 8 "January 2004 Debenture" within the consolidated financial statements contained herein for more detail on this transaction) was inaccurately reflected in the financial statements for the quarter and year ended included in our Annual Report on Form 10-K for the year ended December 31, 2004, and for the quarterly period ended March 31, 2005, included within our Quarterly Reports on Form 10-Q, and that, therefore, a restatement of our financial statements for the periods referenced above was required. The warrant price reset on the July 2009 Warrants was triggered upon the closing of the August 2004 Private Placement and the Company recorded an additional charge to earnings of $337,000 in 2005 upon the warrant price reset. This additional charge to earnings in 2005 included $108,000 that pertained to the quarter ended December 31, 2004. The total impact of this restatement on the Company's statement of operations was to increase the net loss for the year ended December 31, 2004 by $108,000 or $0.00 per share.

      (e) On March 29, 2006, it was determined that the accounting treatment for the warrant conversion price reset on the May and June 2009 Warrants (See Note 8 within the consolidated financial statements contained herein for more detail on this transaction) was inaccurately reflected in the financial statements for the quarter and year ended included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and for the quarterly period ended March 31, 2005, included within the Company's Quarterly Reports on Form 10-Q, and that, therefore, a restatement of the Company's financial statements for the periods referenced above was required. The warrant price reset on the May and June 2009 Warrants was triggered upon the closing of the August 2004 Private Placement and we recorded an additional charge to earnings of $1,359,000 in 2005 upon the warrant price resets. This additional charge to earnings in 2005 included $357,000 that pertained to 2004. The total impact of this restatement on the Company's statement of operations was to increase the net loss for the year ended December 31, 2004 by $357,000 or $0.01 per share.

      (f) On March 29, 2006, it was determined that the accounting treatment for the issuance of the June 2008 Warrants (See Note 8 within the consolidated financial statements contained herein for more detail on this transaction) was inaccurately reflected in the financial statements for the quarter and year ended included in our Annual Report on Form 10-K for the year ended December 31, 2003, and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the pervious accounting treatment, the June 2008 Warrants issued as incentive for the March 2003 debenture holders to exercise prior warrant issuances was not accounted for properly. To properly account for the issuance of the additional warrants, we determined that we should have recorded a lower debt discount of approximately $ . The total impact of this restatement on our statement of operations was to decrease the net loss for the year ended December 31, 2003 by $1,320,000 or $0.04 per share.

      (g) On March 30, 2006, it was determined that the accounting treatment for the issuance of the June 2009 Warrants (See Note 8 within the consolidated financial statements contained herein for more detail on this transaction) and warrants issued in conjunction with a debt modification were inaccurately reflected in the financial statements for the quarters ended June 30, 2004, through September 30, 2005 and the year ended included in our Annual Report on Form 10-K for the year ended December 31, 2004, and that, therefore, a restatement of our financial statements for the periods referenced above was required. Under the pervious accounting treatment, the intial issuance of the June 2009 Warrants and the warrants issued in conjunction with the debt modification were not accounted for properly. To properly account for the issuance of the additional warrants, we determined that we should have recorded a lower charge to earnings of approximately $1,667,000. The total impact of this restatement on our statement of operations was to decrease the net loss for the year ended December 31, 2004 by $1,667,000 or $0.04 per share.


As a result of the corrections of the errors described above, the Company restated our financial statements included in this Annual Report on Form 10-K as follows:

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Unaudited Consolidated Balance Sheet
                                 (in Thousands)


                                                December 31,                                               December 31,
                                                    2004           Adjustments                                 2004
                                                                   -----------
                                                As previously                                                Restated
                                                  Reported
                                              ------------------ ----------------- --------------------- ------------------
                   ASSETS
Current assets:
 Cash and cash equivalents                               $8,813                                                     $8,813
 Short term investments                                   7,924                                                      7,924
 Inventory                                                2,148                                                      2,148
 Accounts and other receivables
                                                            139                                                        139
 Prepaid expenses and other current assets
                                                            266                                                        266
                                              ------------------                                         ------------------
         Total current assets                            19,290                                                     19,290
                                              ------------------                                         ------------------

Property and equipment, net                               3,303                                                      3,303
Patent and trademark rights, net                            908                                                        908
Investment                                                   35                                                         35
Deferred acquisition costs                                    -                                                          -
Deferred financing costs                                    319               121  (b)                                 440
Advance receivable                                        1,300                                                      1,300
Other assets                                                 17                                                         17

                                              ------------------                                         ------------------
         Total assets                                  $ 25,172               121                                 $ 25,293
                                                       ========                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $ 526                                                      $ 526
 Accrued expenses                                         1,012                                                      1,012
 Current portion of long-term debt                        3,248            (1,241) (a)(b)(c)(d)(e)(g)                2,007
                                                                                                         ------------------
                                              ------------------
 Total current liabilities                                4,786            (1,241)                                    3,545
                                              ------------------                                         ------------------

 Long-Term Debt-net of curr portion
                                                            305              (117) (a)(b)(c)(d)(e)(g)                  188

Commitments and contingencies


Redeemable common stock                                       -                                                          -
Stockholders' equity:
 Common stock                                                50                                                         50
 Additional paid-in capital                             158,024               (40)  (a)(b)(c)(d)(e)(g)             157,984
 Accumulated other comprehensive income
                                                            (10)                                                       (10)
 Accumulated deficit                                   (137,983)           (1,519)  (a)(b)(c)(d)(e)(g)             (136,464)
 Treasury stock                                               -                                                          -

                                                                                                         ------------------
                                              ------------------
 Total stockholders' equity                              20,081             1,479                                   21,560
                                              ------------------                                         ------------------

 Total liabilities and stockholders' equity
                                                        $25,172               121                                  $25,293
                                                        =======                                                    =======


      (a) Includes restatement adjustment for the Debentures restatement relating to the initial recording of Debenture, as described above.

      (b) Includes restatement adjustment for the Cardinal Capital restatement relating to investment banking fees, as described above.

      (c) Includes restatement adjustment for the Debentures restatement relating to the conversion price reset, as described above.

      (d)   Includes   restatement   adjustment   for  the  July  2009  warrants
            restatement relating to warrant price reset, as described above.

      (e) Includes restatement adjustment for the May and June 2009 warrants restatement relating to warrant price reset, as described above.

      (g) Includes restatement for the issuance of warrants regarding a debt modification and additional reset of the May 2009 warrants, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2003


                                                December 31,                                               December 31,
                                                    2003           Adjustments                                 2003
                                                    ----                                                       ----
                                                As previously                                                Restated
                                                  Reported
                                              ------------------ ----------------- --------------------- -----------------

Revenues:
Sales of product net                                     $  509                                                    $  509
Clinical treatment programs                                 148                                                       148
                                              ------------------                                         -----------------

Total Revenues:                                             657                                                       657

Costs and expenses:
Production/cost of goods sold                               502                                                       502
Research and development                                  3,150                                                     3,150
General and administrative                                4,257                                                     4,257
                                              ------------------                                         -----------------

Total costs and expenses                                  7,909                                                     7,909

Interest and other income                                    80                                                        80
Interest expense                                           (253)                                                     (253)
Financing costs                                          (7,345)              777  (a)(b)(c)(d)(f)                 (6,568)
                                              ------------------                                         -----------------


Net loss                                              $ (14,770)              777  (a)(b)(c)(d)                 $ (13,993)
                                                     ==========                                                ==========

Basic and diluted loss per share
                                                         $ (.42)            $ .02                                  $ (.40)
                                                        =======                                                   =======

Weighted average shares outst.                       35,234,526                                                35,234,526
                                                     ==========                                                ==========

      (a) Includes restatement adjustment for the Debentures restatement relating to the initial recording of Debenture, as described above.

      (b) Includes restatement adjustment for the Cardinal Capital restatement relating to investment banking fees, as described above.

      (c) Includes restatement adjustment for the Debentures restatement relating to the conversion price reset, as described above.

      (d)   Includes   restatement   adjustment   for  the  July  2009  warrants
            restatement relating to warrant price reset, as described above.

      (e) Includes restatement adjustment for the May and June 2009 warrants restatement relating to warrant price reset, as described above.

      (f)   Includes restatement adjustment for the June 2008 Warrants.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2004


                                                         December 31,                                            December 31,
                                                             2004           Adjustments                              2004
                                                             ----                                                    ----
                                  As previously                                                                    Restated
                                    Reported
                                                       ------------------ ----------------- ------------------ -----------------
Revenues:
Sales of product net                                             $ 1,050                                                $ 1,050
Clinical treatment programs                                          179                                                    179
                                                       ------------------                                      -----------------

Total Revenues:                                                    1,229                                                  1,229

Costs and expenses:
Production/cost of goods sold                                      2,112                                                  2,112
Research and development                                           3,842                                                  3,842
General and administrative                                         6,164                                                  6,164
                                                       ------------------                                      -----------------

Total costs and expenses                                          12,118                                                 12,118

Equity loss and write off of  investments in
unconsolidated affiliates
                                                                    (373)                                                  (373)
Interest and other income                                             49                                                     49
Interest expense                                                    (384)                                                  (384)
Financing costs                                                  (12,543)             742    (a)(b)(c)(d)(e)(g)         (11,801)
                                                       ------------------                                      -----------------


Net loss                                                      $  (24,140)             742                             $ (23,398)
                                                              ==========                                             ==========

Basic and diluted loss per share                                $   (.53)              .01                               $ (.52)
                                                                ========                                               ========

Weighted average shares outstanding                           45,177,862                                             45,177,862
                                                              ==========                                             ==========


(a) Includes restatement adjustment for the Debentures restatement relating to the initial recording of Debenture, as described above.

(b) Includes restatement adjustment for the Cardinal Capital restatement relating to investment banking fees, as described above.

(c) Includes restatement adjustment for the Debentures restatement relating to the conversion price reset, as described above.

(d) Includes restatement adjustment for the July 2009 warrants restatement relating to warrant price reset, as described above.

(e) Includes restatement adjustment for the May and June 2009 warrants restatement relating to warrant price reset, as described above.

(f)   Includes restatement adjustment for the June 2008 Warrants.

(g) Includes restatement for the issuance of warrants regarding a debt modification and additional reset of the May 2009 warrants, as described above.


The Company and the Company's audit committee have discussed the above errors and adjustments with the Company's current independent registered public accounting firm and have determined that a restatement is necessary for the periods described above. This Annual Report on Form 10-K for the fiscal year ended December 31, 2005 reflects the changes for the annual results for the years ended December 31, 2003 and December 31, 2004. The Company will file the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and
September 31, 2005, as soon as practicable in connection with the restatements described above.

(3)   Summary of Significant Accounting Policies

(a)   Cash and Cash Equivalents

      Cash equivalents consist of money market certificates and overnight repurchase agreements collateralized by money market securities with original maturities of less than three months, with both a cost and fair value of $8,813,000 and $3,827,000 at December 31, 2004 and 2005, respectively.

(b)   Short-term Investments

      Investments with original maturities of more than three months and less than 12 months and marketable equity securities are considered available for sale. The investments classified as available for sale include debt securities and equity securities carried at estimated fair value of $7,924,000 and $12,377,000 at December 31, 2004 and 2005 respectively. The unrealized gains and losses are recorded as a component of shareholders' equity.

(c)   Investments in unconsolidated affiliates

      Investments in companies in which the Company owns 20% or more and not more than 50% are accounted for using the equity method of accounting.

      Investments in companies in which the Company owns less than 20% of and does not exercise a significant influence are accounted for using the cost method of accounting.


      In May 2000, the Company acquired an interest in Chronix Biomedical Corp. ("CHRONIX"). Chronix focuses upon the development of diagnostics for chronic diseases. The Company issued 100,000 shares of common stock to Chronix toward a total equity investment of $700,000. Pursuant to a strategic alliance agreement, the Company provided Chronix with $250,000 for research and development in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as ME/CFS. These costs were expensed as incurred. The strategic alliance agreement provides the Company certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed from this research. The strategic alliance agreement provides the Company with a royalty payment of 10% of all net sales of diagnostic technology developed by Chronix for diagnosing Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. The royalty continues for the longer of 12 years from September 15, 2000 or the life of any patent(s) issued with regard to the diagnostic technology. The strategic alliance agreement also provides the Company with the right of first refusal to acquire an exclusive worldwide license for any and all therapeutic technology developed by Chronix on or before September 14, 2012 for treating Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. During the quarter ended December 31, 2002 and September 30, 2004 the Company recorded a non-cash charge of $292,000 and $373,000, respectively, with respect to the Company's investment in Chronix. This impairment reduces the Company's carrying value to reflect a permanent decline in Chronix's market value based on its then proposed equity offerings.

(d)   Property and Equipment

                                 (in thousands)

                                                       December 31,

                                                      2004       2005
                                                    ------     ------
Land and buildings                                  $3,316     $3,371
Furniture, fixtures, and equipment                     786        907
Leasehold improvements                                  85         85
                                                    ------     ------
Total property and equipment                         4,187      4,363
Less accumulated depreciation                          884        999
                                                    ------     ------
Property and equipment, net                         $3,303     $3,364
                                                    ======     ======

      Property and equipment consist of land, building, furniture, fixtures, office equipment, and leasehold improvements and is recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years. Depreciation and amortization expense was $80,000, $113,000 and $114,000 for 2003, 2004 and 2005, respectively.

      Construction in progress consists of funds used for the construction and installation of the Company's Ampligen(R) raw material production line within the Company's New Jersey facility. As of December 31, 2005, construction in progress was $821,000. The Company estimates the total cost of establishing the production line to be $1,900,000.

(e)   Patent and Trademark Rights

      Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight line method over the established useful life of 17 years. The Company reviews its patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential on an undiscounted cash flow basis to support the realizability of its respective capitalized cost. Management's review addresses whether each patent continues to fit into the Company's strategic business plans. During the years ended December 31, 2003, 2004 and 2005, the Company decided not to pursue the technology in certain countries for strategic reasons and recorded charges of $5,000, $223,000 and $194,000 respectively. Amortization expense was $122,000, $104,000 and $87,000 in 2003, 2004 and 2005, respectively. The accumulated amortization as of December 31, 2003, 2004 and 2005 is $2,150,000, $1,807,000 and $1,572,000,
respectively.

      As of December 31, 2005, the weighted average remaining life of the patents and trademarks was 9 years. Amortization of patents and trademarks for each of the next five years is as follows: 2006 - $87,000, 2007 - $86,000, 2008
- $86,000, 2009 - $86,000 and 2010 - $86,000.

(f)   Revenue and License Fee Income

      The Company executed a Memorandum of Understanding (MOU) in January 2004 with Astellas Pharma ("Astellas"), formally Fujisawa Deutschland GmbH, a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The Company received an initial fee of 400,000 Euros (approximately $497,000 US) in 2004. On November 9, 2004, the Company and Astellas terminated the MOU by mutual agreement. The Company did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome
(CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, the Company has determined to follow a decentralized filing procedure which was not anticipated in the MOU. The Company believed that it was in the best interest of the Company's stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to mutual agreement of the parties the Company refunded 200,000 Euros to Astellas. The Company has determined that all obligations under the MOU with Astellas have been fulfilled and, therefore, $241,000 was recorded in September 2005 as other income. Revenue from the sale of Ampligen(R) under cost recovery clinical treatment protocols approved by the FDA is recognized when the treatment is provided to the patient.

      Revenues from the sale of Alferon N Injection(R) are recognized when the product is shipped, as title is transferred to the customer. The Company has no other obligation associated with its products once shipment has occurred.

(g)   Net Loss Per Share

      Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants accounting to 25,935,142 shares, are excluded from the calculation of diluted net loss per share since their effect is antidilutive.

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

(l)   Recent Accounting Standard and Pronouncements:

      On December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Accordingly, the Company will adopt SFAS 123R effective January 1, 2006 using the "modified prospective" method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

      Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by the Compensation Committee of the Company's Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

      On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") which expresses the view of the SEC Staff regarding the interaction of SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements. The Company believes that the views provided in SAB 107 are consistent with the approach taken in the valuation and accounting associated with share-based compensation issued in prior periods as well as those issued during 2005.

      In June 2005, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 05-02 "The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock", which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer's discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered "conventional" for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

When there is a modification of a convertible debt instrument, the change in the fair value of an embedded conversion option should be included in the analysis of determining whether a debt extinguishment has occurred. The change in the fair value of the embedded conversion option is calculated as the difference between the fair value of the conversion option immediately prior to and after the modification. Also, when a modification of a convertible debt instrument occurs, the change in the fair value of the embedded conversion prior should be recognized as a discount (or premium) with a corresponding increase (or decrease) in additional paid-in capital. Lastly, a beneficial feature should not be recognized or reassessed upon modification of a convertible debt instrument. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

      In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of 2006. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated results of operations or financial condition.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is required to be adopted in the first quarter of 2006. The Company has determined that the adoption of SFAS No. 151 will not have a material impact on the consolidated financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153"), "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29." SFAS 152 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Non-monetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, the Company adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application is impractical. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.

(m)   Research and Development Costs

      Research and development related to both future and present products are charged to operation as incurred.

(n)   Stock Based Compensation

      The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." We chose to apply Accounting Principal Board Opinion 25 and related interpretations in accounting for stock options granted to the Company's employees.

      The Company provides pro forma disclosures of compensation expense under the fair market value method of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The weighted average assumptions used for the years presented are as follows:


                                             December 31,
                               2003              2004                  2005
                               ----              ----                  ----
Risk-free interest rate       5.23%           2.25 - 3.4%             4.81%
Expected dividend yield         -                  -                    -
Expected lives               2.5 yrs           5-10 yrs              3-10 yrs
Expected volatility           98.07%         68.92-71.16%          59.68-81.63%

Weighted average fair value of options and warrants issued in the years 2003, 2004 and 2005 respectively

                             1,824,000        $739,000             $1,071,000

      Had compensation cost for the Company's option plan been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the years ended December 31, 2003, 2004, and 2005 would have been as follows:

   For the years ended December 31,                       2003          2004          2005
   --------------------------------                       ----          ----          ----
                                                       (In Thousands except for per share data)
Net (loss)as reported                                  $(13,993)     $(23,398)     $(13,213)

Add: Stock based compensation included in net loss
as reported,
net of related tax effects                                   --         1,769           383

Deduct: Stock based compensation determined under
fair value based
method for all awards, net of related tax effects        (1,824)         (638)         (895)

Pro forma - net loss                                   $(15,817)     $(22,267)     $(13,725)
                                                       ========      ========      ========

Basic and diluted loss
per share - as reported                                $   (.40)     $   (.52)     $   (.26)

Basic and diluted loss
per share - pro forma                                  $   (.45)     $   (.49)     $   (.27)



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

The lower stock compensation expense noted above resulted from having a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants prior to the Company's annual meeting of stockholders in September 2003. Prior to the meeting, to permit consummation of the sale of the July 2003 Debentures and the related warrants, Dr. Carter agreed that he would not exercise his warrants or options unless and until the Company's stockholders approve an increase in the Company's authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in the Company's authorized shares, the Company have agreed to compensate Dr. Carter.

(o)   Accounts Receivable

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral on its receivables. The Company's receivables primarily consist of amounts due from the wholesale drug companies as of December 31, 2005.

(p)   Deferred Financing Issuance Costs

Deferred financing issuance costs represent costs incurred by the Company to issue convertible debt instruments. The costs are being amortized in accordance with the interest method of accounting over the terms of the debt.

(q)   Convertible Securities with Beneficial Conversion Features

The March 2003, July 2003, October 2003, January 2004 and July 2004 Debenture issuances and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the warrants is amortized to financing costs over the remaining life of the debenture. The unamortized discount upon the conversion of the debentures is expensed to financing cost on a pro-rata basis.

(4)   Inventories

      The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.



Inventories consist of the following:

                                                                                     (in thousands)
                                                                                      December 31,
                                                                            2004                        2005
                                                                           ------                      ------
Raw materials and work in process                                          $1,711                       $ 444

Finished  goods,  net of reserves of $225,000  and $100,000
at December 31, 2004 and 2005
                                                                              437                       1,323
                                                                           ------                      ------
                                                                           $2,148                      $1,767
                                                                           ======                      ======

(5)   Acquisition of Assets of Interferon Sciences, Inc.

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



                                                  Year Ended December 31,
                                                            2003
                                            (in thousands except for share data)

Net revenues                                               $899
Expenses                                                (16,215)
                                                         -------
Net Loss                                               $(15,316)
                                                        ========
Basic and diluted loss per share                          $(.43)
                                                          ------
Weighted average shares outstanding                  35,326,594
                                                      ==========


(6)   Short-term investments:

Securities classified as available for sale consisted of:

                                              December 31, 2004
                                              -----------------
                                                                                   Unrealized            Maturity
Name of security                               Cost            Market value        gain (loss)              Date
-----------------------------------            ----            ------------        -----------              ----
General Motors                               $988,000            $991,000             $3,000             May, 2005
Ford Motor Credit                           3,194,000           3,142,000            (52,000)         January, 2006
General Motors                              3,655,000           3,591,000            (64,000)        February, 2006
Accrued interest acquired                      97,000             200,000            103,000
                                    ------------------ ------------------- -------------------
                                           $7,934,000          $7,924,000           $(10,000)
                                    ================== =================== ===================

                                              December 31, 2005
                                              -----------------
                                                                                   Unrealized            Maturity
Name of security                              Cost            Market value            loss                 date
-----------------------------------           ----            ------------            ----                 ----
Ford Motor Credit                          $3,194,000          $3,043,000          $(151,000)         January, 2006
General Motors                              3,655,000           3,497,000           (158,000)        February, 2006
General Electric                              791,000             790,000             (1,000)           April, 2006
American General Finance                      788,000             787,000             (1,000)             May, 2006
LaSalle Bank Corp.                            784,000             782,000             (2,000)            June, 2006
Prudential Corp.                              783,000             781,000             (2,000)            July, 2006
Federal Home Loan                             781,000             780,000             (1,000)            July, 2006
General Electric                              775,000             774,000             (1,000)       September, 2006
AIG Discount Commercial Paper                 946,000             943,000             (3,000)       September, 2006
Accrued interest acquired                      51,000             200,000            149,000
                                    ------------------ ------------------- -------------------
                                          $12,548,000         $12,377,000          $(171,000)
                                    ================== =================== ===================


No investment securities were pledged to secure public funds at December 31, 2005.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005.

----------------- --------------- ----------------------------- ----------------------------- --------------- ---------------
                                      Less than 12 months           12 months or longer           Total
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
Name of security    Number of      Fair value     Unrealized      Fair value    Unrealized      Fair value     Unrealized
                    Securities                       loss                           loss                           loss
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
Ford Motor              1                                            3,043,000     (151,000)       3,043,000       (151,000)
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
General Motors          1                                            3,497,000     (158,000)       3,497,000       (158,000)
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
Accrued
acquired                                                               200,000      149,000          200,000        149,000
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
General Electric        2             1,564,000        (2,000)                                     1,564,000         (2,000)
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
American                1
General Finance                         787,000        (1,000)                                       787,000         (1,000)
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
LaSalle Bank
Corp                    1               782,000        (2,000)                                       782,000         (2,000)
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
Prudential Corp.        1               781,000        (2,000)                                       781,000         (2,000)
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
Federal Home
Loan                    1               780,000        (1,000)                                       780,000         (1,000)
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
AIG Discount
Commercial Paper        1               943,000        (3,000)                                       943,000         (3,000)
----------------- --------------- -------------- -------------- --------------- ------------- --------------- ---------------
Total temporary         9             5,637,000       (11,000)       6,740,000     (160,000)      12,377,000       (171,000)
securities
----------------- =============== ============== ============== =============== ============= =============== ===============

In management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. There are 7 securities in the less than 12 months category.

The Company has the ability to hold these securities until maturity or market price recovery.

Management believes that the unrealized losses represent temporary impairment of the securities.


(7)   Accrued Expenses

Accrued expenses at December 31, 2004 and 2005 consists of the following:

                                                             (in thousands)
                                                              December 31,
                                                           ------------------
                                                          2004              2005
                                                        ------            ------
Compensation                                               385               337
Interest                                                   112                91
Commissions and royalties                                   47                14
Professional fees                                           50                42
Other expenses                                             418               139
                                                        ------            ------
                                                        $1,012            $  623
                                                        ======            ======


(8)   Debenture Financing


Long term debt consists of the following:

                                                             (in thousands)
                                                  December 31,      December 31,
                                                     2004              2005
                                                 -------------      ----------

Series A                                           $ 2,071            $ 2,072
Series B                                             3,083              1,364
Series C                                             2,000              1,500
                                                   -------            -------
Total                                                7,154              4,936

Less Discounts                                      (4,959)            (1,719)

Balance                                              2,195              3,217

Less Current Portion of long-term debt (net
of discounts of $4,480)
                                                    (2,007)                --
                                                   -------            -------

Total long-term debt                               $   188            $ 3,217
                                                   =======            =======

      As of December 31, 2004, the Company made installment payments of $777,777 and the investors converted an aggregate $13,062,328 principal amount of debt from the debentures as noted below:

------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
                                                            Installment        Remaining      Common Shares     Common Shares
                       Original        Debt Conversion      payments in        Principal       issued for         issued in
    Debenture      Principal Amount   to Common Shares     Common Shares        Amount         Conversion        installments
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
Mar 2003                 $ 5,426,000         $ 5,426,000       $        --     $        --       3,716,438                  --

--------                 -----------         -----------       -----------     -----------     -----------         -----------
Jul 2003                   5,426,000           5,426,000                --              --       2,870,900                  --
--------                 -----------         -----------       -----------     -----------     -----------         -----------
Oct 2003                   4,142,357           2,071,178                --       2,071,179       1,025,336                  --
--------                 -----------         -----------       -----------     -----------     -----------         -----------
Jan 2004                   4,000,000             139,150           777,777       3,083,073          55,000             358,932
--------                 -----------         -----------       -----------     -----------     -----------         -----------
Jul 2004                   2,000,000                  --                --       2,000,000              --                  --
--------                 -----------         -----------       -----------     -----------     -----------         -----------
Totals                   $20,994,357         $13,062,328       $   777,777     $ 7,154,252       7,959,674             358,932
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------

      As of December 31, 2005, the Company made installment payments of $2,388,888 and investors converted an aggregate $13,669,688 principal amount of debt from the debentures as noted below:

------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
    Debenture          Original             Debt          Installment        Remaining      Common Shares     Common Shares
                      Principal        Conversion to      payments in        Principal       issued for         issued in
                       Amount          Common Shares     Common Shares        Amount         Conversion        installments
------------------ ------------------ ------------------ ------------------ ---------------- ---------------- -------------------
Mar 2003                  $ 5,426,000        $ 5,426,000        $        --     $ 3,716,438              --
------------------        -----------        -----------        -----------     -----------     -----------        -----------
Jul 2003                    5,426,000          5,426,000                 --              --       2,870,900                 --
------------------        -----------        -----------        -----------     -----------     -----------        -----------
Oct 2003                    4,142,357          2,071,178                 --       2,071,179       1,025,336                 --
------------------        -----------        -----------        -----------     -----------     -----------        -----------
Jan 2004                    4,000,000            746,510          1,888,888       1,364,602         347,000          1,094,149
------------------        -----------        -----------        -----------     -----------     -----------        -----------
Jul 2004                    2,000,000                 --            500,000       1,500,000              --            331,669
------------------        -----------        -----------        -----------     -----------     -----------        -----------
Totals                    $20,994,357        $13,669,688        $ 2,388,888     $ 4,935,781       7,959,674          1,425,818
------------------        -----------        -----------        -----------     -----------     -----------        -----------

March 2003 Debenture

      On March 12, 2003, the Company issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due January 2005 (the "March 2003 Debentures") and an aggregate of 743,288 warrants to two investors in a private placement for aggregate gross proceeds of $4,650,000. The March 2003 Debentures were to mature on January 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest were valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the March 2003 Debentures, the Company pledged all of the Company's assets, other than the Company's intellectual property, as collateral and were subject to comply with certain financial and negative covenants, which include but were not limited to the repayment of principal balances upon achieving certain revenue milestones. The March 2003 debenture, at issuance, was recorded at a discount of $4,194,520 due to the fair value ascribed to the detachable warrants using the Black-Scholes Method and the effect of a beneficial conversion feature.

      The March 2003 Debentures were convertible at the option of the investors at any time through January 31, 2005 into shares of the Company's common stock. The conversion price under the March 2003 Debentures was fixed at $1.46 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect.

      The investors also received Warrants to acquire at any time through March 12, 2008 an aggregate of 743,288 shares of common stock at a price of $1.68 per share. All of these warrants have been exercised.

      On June 25, 2003, the Company issued to each of the March 2003 Debenture holders warrants to acquire at any time through June 25, 2008 an aggregate of 1,000,000 shares of common stock at a price of $2.40 per share (the "June 2008 Warrants"). These warrants were issued as incentive for the debenture holders to exercise prior warrant issuances. This issuance, as restated, resulted in an additional debt discount to the March 2003 Debentures of $1,320,000 to be amortized over the remaining life of the debenture or in the event of conversion written off to financing costs on pro-rata basis. Pursuant to the Company's agreement with the March 2003 Debenture holders, the Company registered the shares issuable upon exercise of these June 2008 Warrants for public sale.

      On May 14, 2004, in consideration for the March 2003 Debenture holders' exercise of all of the June 2008 Warrants, the Company issued to the holders warrants (the "May 2009 Warrants") to purchase an aggregate of 1,300,000 shares of the Company's common stock. The Company issued 1,000,000 shares of common stock and received gross proceeds of $2,400,000 from the exercise of the June 2008 Warrants.

      The May 2009 Warrants are to acquire at any time commencing on November 14, 2004 through April 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $4.50 per share. This transaction generated a non-cash charge of approximately $2,355,000 in financing costs during the second quarter of 2004. This was written off as the March 2003 Debenture holders had fully converted their note in 2003. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $4.008 per share. On May 14, 2005, the exercise price of these May 2009 Warrants was reset again to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between May 15, 2004 and May 13, 2005. The exercise price (and the reset price) under the May 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $4.008 per share. The Company recorded an additional charge to financing costs of $39,000 to account for the reset of the exercise price of these warrants.

      As of December 31, 2003, the investors had converted the total $5,426,000 principal of the March 2003 Debentures into 3,716,438 shares of the Company's common stock. Financing costs and interest expense incurred for the year ended December 31, 2003, on the March 2003 Debenture amounted to $3,703,166 and $112,000, respectively. The interest due on this debenture was paid in cash of $17,000 with $94,000 being paid by the issuance of shares of the Company's common stock. The investor exercised all 743,288 warrants in July 2003 which produced gross proceeds in the amount of approximately $1,249,000.


July 2003 Debenture

      On July 10, 2003, the Company issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 (the "July 2003 Debentures") and an aggregate of 507,102 Warrants (the "July 2008 Warrants") in a private placement for aggregate proceeds of $4,650,000. Pursuant to the terms of the July 2003 Debentures, $1,550,000 of the proceeds from the sale of the July 2003 Debentures were to have been held back and released to the Company if, and only if, the Company acquired ISI's facility with in a set timeframe (see Note 5 above). These funds were released to the Company in October 2003 although the Company had not acquired ISI's facility at that time. The July 2003 Debentures matured on July 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest were valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. The July 2003 debenture, at issuance, was recorded at a discount of $3,587,000 due to the fair value ascribed to the warrant using Black-Scholes Method and the effect of a beneficial conversion feature.

      The July 2003 Debentures were convertible at the option of the investors at any time through July 31, 2005 into shares of the Company's common stock. The conversion price under the July 2003 Debentures was fixed at $2.14 per share; however, as part of the subsequent debenture placement closed on October 29, 2003 (see below), the conversion price under the July 2003 Debentures was lowered to $1.89 per share. The conversion price was subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company did pay the redemption price at maturity, the Debenture holders, at their option, may have converted the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of the Company's common stock during the three trading days ending on and including the conversion date. In 2003, the Company recorded a debt discount of approximately $741,000 upon the conversion price reset to $1.89 per share. The additional debt discount is amortized over the remaining life of the debenture or in the event of a conversion written off to financing costs on a pro-rata basis.

      The July 2008 Warrants received by the investors, as amended, were an aggregate of 507,102 shares of common stock at a price of $2.46 per share. The amended Warrants did not result in any additional debt. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $1,247,000.

      As of December 31, 2004, the investors had converted the total $5,426,000 principal of the July Debentures into 2,870,900 shares of common stock.

      The Company recorded financing costs for the years ended December 31, 2004 and 2003, with regard to the July 2003 Debentures of $2,516,000 and $1,281,000, respectively. Interest expense for the year ended December 31, 2003, with regard to the July 2003 Debentures was $117,000.

October 2003 Debenture

      On October 29, 2003, the Company issued an aggregate of $4,142,357 in principal amount of 6% Senior Convertible Debentures due October 31, 2005 (the "October 2003 Debentures") and an aggregate of 410,134 Warrants (the "October 2008 Warrants") in a private placement for aggregate gross proceeds of $3,550,000. Pursuant to the terms of the October 2003 Debentures, $1,550,000 of the proceeds from the sale of the October 2003 Debentures were held back and were to be released to the Company if, and only if, the Company acquired ISI's facility within 90 days of January 26, 2004 and provide a mortgage on the facility as further security for the October 2003 Debentures (see Note 5 above). In April 2004, the Company acquired the facility and the Company subsequently provided the mortgage of the facility to the Debenture holders and the above funds were released. The October 2003 Debentures were to mature on October 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. The October 2003 debenture, at issuance, was recorded at a discount of $3,177,000 due to the fair value ascribed to the warrants using Black-Scholes and the effect of the beneficial conversion feature.

      In October 2005, the Company entered into an amendment agreement with the October 2003 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

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

      The October 2003 Debentures are convertible at the option of the investors at any time through October 31, 2005 into shares of the Company's common stock. The conversion price under the October 2003 Debentures is fixed at $2.02 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company does not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of the Company's common stock during the three trading days ending on and including the conversion date.

      The October 2008 Warrants, as amended, received by the investors were to acquire an aggregate of 410,134 shares of common stock at a price of $2.32 per share. The amended Warrants resulted in an additional debt discount of approximately $53,000 in 2004 to be amortized over the remaining life of the October 2003 debenture or in the event of conversion be written off to financing costs on a pro-rata basis. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of approximately $952,000.

      As noted above, on July 13, 2004, in consideration for the Debenture holders' exercise of all of the July 2003 and October 2003 Warrants amounting to approximately $2,199,000 in gross proceeds, the Company issued to these holders warrants (the "June 2009 Warrants") to purchase an aggregate of 1,300,000 shares of common stock since the July 2003 debenture was fully converted in July 2004. The issuance of these warrants resulted in an additional debt discount to the October 2003 Debenture, as restated, of $1,515,000 and a financing charge, as restated, of $2,128,000. The additional debt discount of $1,515,000 will be amortized over the remaining life of the debenture.

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

      The Company has paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through December 31, 2005 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of December 31, 2005. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

      As of December 31, 2005, the investors had converted $2,071,178 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,178 is convertible into 1,025,336 shares of common stock.

      The Company recorded financing costs for the years ended December 31, 2005, 2004 and 2003, with regard to the October 2003 Debentures of $1,142,000, $1,212,000 and $274,000, respectively. Interest expense for the years ended December 31, 2005, 2004 and 2003, with regard to the October 2003 Debentures was $129,000, $118,000 and $24,000, respectively.

January 2004 Debenture

      On January 26, 2004, the Company issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "July 2009 Warrants") and 158,103 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate net proceeds of $3,695,000. The January 2004 Debentures mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms of the January 2004 debentures, commencing July 26, 2004, the Company began to repay the then outstanding principal amount under the Debentures in monthly installments amortized over 18 months in cash or, at the Company's option, in shares of common stock. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due. The January 2004 debenture, at issuance, was recorded at a discount of $2,463,000 due to the fair value of the warrants using Black-Scholes and the effect of the beneficial conversion feature.

      The January 2004 Debentures are convertible at the option of the investors at any time through January 31, 2006 into shares of the Company's common stock. The conversion price under the January 2004 Debentures was fixed at $2.53 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company does not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of the Company's common stock during the three trading days ending on and including the conversion date. Upon completion of the August 2004 Private Placement (see
Note 9), the conversion price was lowered to $2.08 per share. The Company recorded an additional debt discount as restated (see Note 2), of approximately $915,000 due to this conversion price reset.

      In October 2005, the Company entered into an amendment agreement with the January 2004 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

      There are two classes of July 2009  Warrants  received  by the  Investors:
Class A and Class B. The Class A warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $3.29 per share. The Class B warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $5.06 per share. On January 27, 2005, the exercise price of these July 2009 Class A and Class B Warrants were reset to the lesser of their respective exercise price then in effect or a price equal to the average of the daily price of the common stock between January 27, 2004 and January 26, 2005. The exercise price (and the reset price) under the July 2009 Warrants also is subject to similar adjustments for anti-dilution protection. Notwithstanding the foregoing, the exercise prices as reset or adjusted for anti-dilution, will in no event be less than $2.58 per share. Upon completion of the August 2004 Private Placement (see Note 9), the exercise price was lowered to $2.58 per share. In 2004, as restated, and 2005, the Company recorded an additional charge to financing costs of $108,000 and $228,000 respectively, to account for the reset of the exercise price of the July 2009 warrants to $2.58 per share.

      As of December 31, 2005, the investors had made installment payments of $1,888,888 and converted $746,510 principal amount of the January 2004 Debentures into 1,094,149 and 347,000 shares of common stock, respectively. The remaining principal on these debentures was $1,364,602 as of December 31, 2005.

      The Company recorded financing costs for the years ended December 31, 2005 and 2004 with regard to the January 2004 Debentures of $1,486,000 and $1,750,000, respectively. Interest expense for the years ended December 31, 2005 and 2004, with regard to the January 2004 Debentures was $145,000 and $207,000, respectively.

July 2004 Debentures

      Pursuant to the Additional Investment Rights issued in connection with the January 2004 and July 2004 debentures, the Company issued to the investors an additional $2,000,000 principal amount of January 2004 Debentures (the July 2004 Debentures"). The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The investors exercised the Additional Investment Rights on July 13, 2004 and the Company received net proceeds of $1,860,000. Upon completion of the August 2004 Private Placement (see Note 9), the conversion price was lowered to $2.08 per share. The July 2004 debentures, at issuance, were recorded at a discount of $628,000 due to the embedded conversion feature and the fair value of the warrants utilizing the Black-Scholes Method. The Company recorded a reduction in debt discount of approximately $628,000 upon the conversion price reset to $2.08 per share, which is being amortized over the remaining life of the debenture.

      In October 2005, the Company entered into an amendment agreement with the July 2004 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

      As of December 31, 2005, the Company made installment payments of $500,000 resulting in the issuance of 331,669 shares of the Company's common stock. The Debenture holders had not converted any portion of this debenture as of December 31, 2005.

      The Company recorded financing costs for the years ended December 31, 2005 and 2004 with regard to the July 2004 Debentures of $808,000 and $297,000, respectively. Interest expense for the years ended December 31, 2005 and 2004, with regard to the January 2004 Debentures was $113,000 and $61,000, respectively.

Debenture Agreement Amendment

      On October 6, 2005, the Company entered into a material definitive agreement with the October 2003, January 2004 and July 2004 debenture holders to
1) amend the remaining outstanding debentures that were to mature on October 31, 2005 (as amended, the "Series A Debenture") and the two traunches of outstanding debentures due to mature on January 31, 2006 (as amended, respectively, the "Series B and Series C Debentures"), to a maturity date of June 30, 2007, 2) to increase the interest rate from 6% per annum to 7% per annum. In consideration for extending the maturity date of the outstanding debentures, the Company issued an aggregate of 225,000 Warrants (the "October 2009 Warrants") to the debenture holders to acquire common stock at a price of $2.50 per share at any time from October 31, 2005 through October 31, 2009. The October 2009 Warrants contain provisions for adjustment of the exercised price in the event of certain anti-dilution events. The Company agreed to register 135% of the shares issuable as interest shares that might result due to the amendments to the Debentures and issuable upon exercise of the October 2009 Warrants.

      The above transaction and amendment to the existing terms of the above-mentioned debentures would fall under EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". This EITF discussed and reached a consensus that a substantial modification of terms should be accounted for, and reported in the same manner as, an extinguishment. Any modification of a debt instrument between a debtor and creditor in a non-troubled debt situation is deemed to be a substantial modification in the event the present value of the cash flows under the new terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. In the event the cash flow effect of the present value basis is less than 10 percent, the debt instruments are not considered to be substantially different. The discount rate to be used to calculate the present value of the cash flows is the effective interest rate of the original debt instrument. Accordingly, the Company has treated the change in terms to the original debentures as non-substantial in nature and have not accounted for such modification as an extinguishment of debt, but rather a debt modification. In addition, the 225,000 warrants issued to the debenture holders as consideration for extending the maturity date were valued using the Black-Scholes method was $556,000 and recorded as additional debt discount on the July 2004 Debenture. The discount will be amortized as interest expense over the new term of the debt instrument. Any costs incurred by third parties were expensed as incurred.

Registration Rights Agreements

      The Company entered into Registration Rights Agreements with the investors in connection with the issuance of (i) the above Debentures; (ii) the June 2008, July 2008, October 2008, July 2009, and May 2009 Warrants (collectively, the "Warrants"); and (iii) the shares issued in January 2004. Pursuant to the Registration Rights Agreements the Company has registered on behalf of the investors the shares issued to them in January 2004 and 135% of the shares issuable upon conversion of the Debentures and upon exercise of all of the Warrants. If, subject to certain exceptions, sales of all shares so registered cannot be made pursuant to the registration statements, then the Company will be required to pay to the investors their pro rata share of $.00067 times the outstanding principal amount of the relevant Debentures for each day the above condition exists.

Investment Banking Fees

      By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the private debenture placements in July and October 2003 and in January and July 2004, the Company paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the Debenture holders and issued to Cardinal the following warrants to purchase
common  stock:  (i)  112,500   exercisable  at  $2.57  per  share;  (ii)  87,500
exercisable at $2.42 per share; and (iii) 100,000 exercisable at $3.04 per share. The $2.57 warrants expire on July 10, 2008, the $2.42 warrants expire on October 29, 2008 and the $3.04 warrants expire on January 5, 2009. With regard to the exercise of the June 2008 Warrants and issuance of the May 2009 Warrants, Cardinal received an investment banking fee of 7%, half in cash and half in shares. With regard to the exercise of the Additional Investment Rights, the July 2008 and October 2008 Warrants and issuance of the July 2009 Warrants, Cardinal received an investment banking fee of 7%, $146,980 in cash and 22,703 in shares as well as 50,000 warrants exercisable at $4.07 expiring on July 12, 2009. By agreement with Cardinal, the Company has registered all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public resale. As a result of all of the transactions discussed above, the Company recorded $715,000, as restated as deferred financing costs on the balance sheet.

Section 713 of the American Stock Exchange Company Guide

      As discussed below, Section 713 of the American Stock Exchange ("AMEX") Company Guide provides that the Company must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of the Company's outstanding common stock (the "Exchange Cap"). The Debentures and Warrants have provisions that require us to pay cash in lieu of issuing shares upon conversion of the Debentures or exercise of the Warrants if the Company is prevented from issuing such shares because of the Exchange Cap. In May 2004, the Debenture holders agreed to amend the provisions of these Debentures and Warrants to limit the maximum amount of funds that the holders could receive in lieu of shares upon conversion of the Debentures and/or exercise of the Warrants in the event that the Exchange Cap was reached to 119.9% of the conversion price of the relevant Debentures and 19.9% of the relevant Warrant exercise price. See below for the accounting effect on this matter.

      Taken separately, the March, July, October and January 2004 debenture transactions do not trigger Section 713. However, the AMEX took the position that these transactions should be aggregated and, as such, stockholder approval was required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that the Company could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, the Company recorded on January 26, 2004, a redemption obligation of approximately $1,244,000. This liability represented the fair market value of the warrants and beneficial conversion feature related to the 1,299,000 shares.

      In addition, in accordance with EITF 00-19, the Company revalued this redemption obligation associated with the beneficial conversion feature and warrants as of March 31, 2004. The Company recorded an additional redemption obligation and finance charge of $947,000 as a result of this revaluation. Upon stockholder approval, the Company's redemption obligation was recorded as additional paid in capital as of the date approval was received.

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

Accounting Guidance

      The March,  July,  October,  January  2004 and July 2004  issuances  of 6%
Senior Convertible Debentures in the principal amounts of $5,426,000, $5,426,000, $4,142,357 and $4,000,000 and $2,000,000 respectively and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to Certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. In addition, the Company, upon the debenture holders conversion of any debt principle, would write off the pro-rata portion of the debt discount applicable to the conversion.

Collateral and Financial Covenants

      Pursuant to the terms and conditions of all of the outstanding Debentures, the Company has pledged all of the Company's assets, other than the Company's intellectual property, as collateral, and the Company is subject to comply with certain financial covenants. As of December 31, 2005, the Company was in compliance with debt covenants contained within the Company's debenture agreements.

      In connection with the Debenture agreements, the Company has outstanding letters of credit of $1 million as additional collateral.


(9)   Stockholders' Equity

(a)   Preferred Stock

      The Company is authorized to issue 5,000,000 shares of $.01 per value preferred stock with such designations, rights and preferences as may be determined by the board of directors. There were no preferred shares issued and outstanding at December 31, 2004 and 2005.

(b)   Common Stock

      On July 31, 2003, we had approximately 104,000 shares of the Company's $.001 authorized shares of $.001 par value Common Stock that were not issued or reserved for issuance. In order to accommodate the shares needed for the July 2003 Debenture, Dr. Carter, the Company's Chief Executive Officer and Cardinal Capital, the placement agent, agreed that they would not exercise their warrants or options unless and until the Company's stockholders approved an increase in the Company's authorized shares of common stock. This action freed up 3,206,650 shares.

      The Company's stockholders approved an amendment to the Company's corporate charter at the Annual Shareholder meeting held in Philadelphia, PA on September 10, 2003. This amendment increased the Company's authorized shares from 50,000,000 to 100,000,000.

      As of December 31, 2004 and 2005, 49,631,766 and 56,264,155 shares, net of shares held in the treasury, were outstanding, respectively.

(c)   Minority Shareholder Interest

      On March 20, 2002 the Company's European Subsidiary Hemispherx Biopharma Europe, S.A. ("Hemispherx, S.A.") entered into a Sales and Distribution agreement with Laboratorios del Dr. Esteve S.A. ("Esteve")(Note 18). Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of Myalgic Encephalitis/Chronic Fatigue Syndrome ("ME/CFS"). In addition to other terms and other projected payments, Esteve paid an initial and non refundable fee of 625,000 Euros (approximately $563,000) to Hemispherx S.A. on April 24, 2002 as the first part of a series of milestone based payments.

      During March 2002, Hemispherx was authorized to issue up to 22,000,000 Euros of seven percent (7%) convertible preferred securities. Such securities are guaranteed by the parent company and are convertible into a specified number of shares of Hemispherx S.A. pursuant to the securities agreement. Conversion is to occur on the earlier of an initial public offering of Hemispherx S.A. on a European stock exchange or September 30, 2003.

      Esteve purchased 1,000,000 Euros of Hemispherx Biopharma Europe S.A.'s convertible preferred equity certificates on May 23, 2002. During 2002, the terms and conditions of these securities were changed so that these preferred equity certificates could be converted into the common stock of Hemispherx Biopharma, Inc. in the event that a European IPO was not completed by September 30, 2003. The conversion rate was 300 shares of Hemispherx Biopharma, Inc.'s common shares for each 1,000 Euro convertible preferred certificate. As a result the Company recorded approximately $946,000 as minority interest in subsidiary on its balance sheet at December 31, 2002.

      On December 18, 2002, we proposed that Esteve convert their convertible preferred equity certificates into Hemispherx common stock pursuant to the terms of the agreement and all unpaid dividends at the market price on that conversion date. On January 9, 2003, Esteve accepted the Company's proposal and we registered these shares for public sale.

      On March 13, 2003, we issued 347,445 shares of the Company's common stock to Provesan SA, an affiliate of Esteve S.A., in exchange for 1,000,000 Euros of convertible preferred equity certificates and any unpaid dividends. As a result of the exchange, the minority interest in subsidiary was transferred to stockholders' equity on such date.

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

(c)   Equity Financing

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

      On July 8, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of the Company's common stock up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at the Company's discretion. In the Company's discretion, it may elect to sell less common stock to Fusion Capital than the daily amount and we may increase the daily amount as the market price of the Company's stock increases. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the common stock is less than $1.00.

      Pursuant to the Company's agreement with Fusion Capital, the Company has registered for public sale by Fusion Capital up to 10,795,597 shares of our common stock. However, in the event that the Company decides to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, the Company would first seek stockholder approval in order to be in compliance with American Stock Exchange rules. As of December 31, 2005, Fusion Capital has purchased 4,007,255 shares amounting to approximately $8,034,000 in gross proceeds to the Company.

      In connection with entering into the above agreement with Fusion Capital, the Company, in July 2005, issued to Fusion Capital 402,798 shares of its common stock. 392,798 of these shares represented 50% of the commitment fee due Fusion Capital with the remaining 10,000 shares issued as reimbursement for expenses. An additional 392,799 shares, representing the remaining balance of the commitment, are issuable in conjunction with daily purchases of common stock by Fusion Capital. These additional commitment shares will be issued in an amount equal to the product of (x) 392,799 and (y) the Purchase Amount Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares are being purchased by Fusion Capital and the denominator of which is $20,000,000. As of December 31, 2005, Fusion Capital was issued 263,713 shares towards this commitment fee.

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:



                               2003                             2004                             2005
                    --------------------------       --------------------------          --------------------



                                            Weighted                               Weighted                              Weighted
                                            Average                                Average                               Average
                               Option       Exercise                 Option        Exercise              Option          Exercise
                   Shares       Price        Price     Shares        Price         Price       Shares    Price           Price
                  --------    ----------    -------   --------     ----------     --------   ---------    ----------      -----
Outstanding,
beginning of
year               294,665    $1.06-4.34    $   3.50   433,134     $1.06-4.34     $   3.10   414,702      $2.71-4.03   $   3.11

Granted            200,000    $     2.75    $   2.75        --             --        --           --               --        --



Canceled           (61,531)   $3.80-4.03    $   3.97   (18,432)    $     4.34     $   4.34        --               --        --

Exercised               --            --       --           --             --        --           --               --        --

Outstanding,
end of year        433,134    $1.06-4.34    $   3.10   414,702     $2.71-4.03     $   3.11   414,702      $2.71-4.03   $   3.11
                                                                                            ========      ===========     =====

Exercisable        433,134    $1.06-4.34    $   3.10   414,702     $2.71-4.03     $   3.11   414,702      $2.71-4.03   $   3.11
                                                                                            ========      ===========     =====

Weighted
average
remaining
contractual                                                                                     3.37             8.24      7.15
                                                                                            ========      ===========     =====
life (years)         years            --       --        years             --          --      years               --        --
                  ========    ==========    =====     ========     ==========       =====    =======      ===========     =====

Exercised in
current and
prior years        (27,215)           --       --      (27,215)            --          --    (27,215)              --        --
                  ========    ==========    =====     ========     ==========       =====   ========      ===========     =====

Available for
future grants          449            --       --       18,881             --          --     18,881               --        --
                  ========    ==========    =====     ========     ==========       =====   ========      ===========     =====


The following table summarizes information about these options outstanding at December 31, 2005:

                              Exercise Price Range
                                              $2.71 - $2.75             $3.50              $4.03              Total
Outstanding Options:
Number Outstanding                                  273,728            54,974             86,000            414,702
Remaining contracted life years                         9.0               4.0                3.0                7.1
Weighted average exercise price                       $2.74             $3.50              $4.03              $3.11
Exercisable Options:
Number outstanding                                  273,728            54,974             86,000            414,702
Weighted average exercise price                       $2.74             $3.50              $4.03              $3.11


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

      Information regarding the options approved by the Board of Directors under the Equity Incentive Plan is summarized below:



                                                 2004                                        2005
                             -------------- --------------- -------------- ------------ -------------- -------------


                                                              Weighted                                          Weighted
                                                               Average                                          Average
                                                              Exercise                                           Exercise
                                Shares       Option Price       Price        Shares         Option Price          Price
                              -----------   -------------   --------------  -----------    -------------    -------------
Outstanding beginning at
year                                   --             --                --       633,080     $1.90-3.44     $        2.56

Granted                           633,080     $1.90-3.44     $        2.56     1,352,600     $1.63-2.87     $        2.11

Canceled                               --             --                --            --             --                --

Exercised                              --             --                --            --             --                --
                                                                                                            -------------

Outstanding end of year           633,080     $1.90-3.44     $        2.56     1,985,680     $1.63-2.87     $        2.15
                                                                                             ==========     =============

Exercisable                       538,432     $2.60-3.44     $        2.68     1,373,250     $1.63-2.87     $        2.17
                                                                                             ==========     =============

Weighted  average
remaining contractual life
(years) 10 years 8-9 years

Available for future grants     7,366,920                                                                       6,014,320
                                ==========                                                                  =============


The following table summarizes information about these options outstanding at December 31, 2005:


                                                       Exercise Price Range                             Total
                                                                                                  ---------------------
                                         $1.63-$1.90          $2.00-2.87                 $3.44
                                     ------------------ ------------------- --------------------- ---------------------
Outstanding options: Number                1,101,648             834,032                50,000             1,985,680
outstanding
Remaining contracted life years                  8.2                 9.5                     9                   8.9
Weighted average exercise price                $1.81               $2.52                 $3.44                 $2.15
Exercisable options: Number
outstanding                                  575,918             747,332                50,000             1,373,250
Weighted average exercise price                $1.76               $2.52                 $3.44                 $2.17

(ii)  Stock warrants

Number of warrants exercisable into shares of common stock


                               2003                                  2004                                 2005
                    --------------------------            -------------------------                ------------------


                                               Weighted                             Weighted                               Weighted
                                               Average                              Average                                Average
                                 Option        Exercise                Option       Exercise                 Option        Exercise
                    Shares      Price        Price         Shares    Price        Price          Shares    Price          Price
                    ------      -----        -----         ------    -----        ----------     ------    -----          ---------
Outstanding
beginning of
year             7,967,810    $1.75-16.00   $   3.18   11,502,796    $1.74-16.0   $   3.57   13,167,037    $1.75-16.00     $   3.46

Granted          4,623,024    $1.68-2.57    $   2.32    4,791,187    $2.58-4.20   $   3.25      565,000    $1.55-3.000     $   2.08

Canceled          (276,000)   $4.00-10.00   $   6.54     (858,360)   $4.00-8.00   $   5.34   (2,197,200)   $1.75-12.00     $   3.70

Exercised         (812,038)   $1.68-1.75    $   1.69   (2,268,586)   $1.74-3.50   $   2.32       (5,000)   $1.75-12.00     $   1.75
                                                                                            -----------    -----------     --------

Outstanding
end of year     11,502,796    $1.74-16.00   $   3.57   13,167,037    $1.75-16.00  $   3.46   11,529,837    $1.55-16.00     $   3.32
                                                                                            ===========    ===========     ========

Exercisable      8,635,560    $1.74-16.00   $   4.11   12,667,037    $1.75-16.00  $   3.46   11,529,837    $1.55-16.00     $   3.32
                                                                                            ===========    ===========     ========

Weighted
average
remaining
contractual
life (years)      4.04 years                            4.3 years                           4.43 years
                  ===========                         ===========                           ==========

Years
exercisable        2004-2008                          2005-2009                              2006-2015
                 ===========                          ===========                           ==========

The following table summarizes information about stock warrants outstanding at December 31, 2005:

                                             Exercise price range                Total

                                          $1.75-$5.00         $6.00-$9.00         $10.00-$16.00           $1.75-$16.00
                                  -------------------- ------------------- --------------------- ----------------------
Outstanding warrants
Number outstanding                         10,416,187             713,650               400,000             11,529,837
Weighted average remaining
contractual life(years)
                                                  4.2                 2.2                  1.46                   4.43
Weighted average exercise price                 $2.89               $6.80                $13.00                  $3.32
Exercisable warrants
Number outstanding                         10,416,187             713,650               400,000             11,529,837
Weighted average exercise price                 $2.89               $6.80                $13.00                  $3.32

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

Other stock warrants

      The Company has issued other stock warrants outstanding - totaling 11,529,837 which consists of the following:

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

      In May 1995, the Company and certain officers, directors and shareholders entered into a standby finance agreement pursuant to which the parties agreed to provide an aggregate of $5,500,000 in financing to the Company during 1995 in the event that existing and additional financing was insufficient to cover the cash needs of the Company through December 31, 1996. In exchange, the Company issued warrants to purchase an aggregate of 2,750,000 shares of Common Stock at $1.75 per share to the parties. In 1999, 290,000, in 2000, 216,500, in 2001,
200,000,  2002,  1,300,  2003 35,000 and in 2004 205,000 of these  warrants were exercised, leaving a balance of these warrants of 1,210,200. These remaining warrants expired on June 30, 2005.

      In the years 2001, 2002 and 2003, the Company issued 450,000, 25,000 and no warrants, respectively, exclusive of warrants issued in connection with the Company's 2003 Debenture issuances (see below), to investment banking firms for services performed on behalf of the Company. Accordingly, the Company recorded stock compensation of $637,000, $133,000 and none for the years 2001, 2002 and 2003, respectively. These warrants have various vesting dates and exercisable prices ranging from $4.00 to $16.00 per share. In total, 1,193,800 warrants were outstanding at December 31, 2002. In 2003, 225,000 of these warrants expired leaving a balance of 968,800 warrants at December 31, 2003. In 2004, 193,800 of these warrants expired leaving a balance of 775,000 warrants at December 31, 2004. In 2005, 350,000 of these warrants expired leaving a balance of 425,000. These warrants are exercisable in five years from the date of issuance.

      In 2003, 2004 and 2005 the Company had non-public warrants outstanding of 5,100,650, 4,645,650 and 4,268,650 respectively. These warrants are exercisable at rates of $1.55 to $10.00 per share of common stock. The exercise price was equal to the fair market value of the stock on the date of grant. During 2003 the Company granted 1,450,000 warrants to employees with an exercise price of $2.20 for services performed and 51,000 warrants expired. During 2002, the Company granted 1,777,000 warrants to employees for services performed. These warrants have a weighted average exercise price of $2.07 per share, and have been included in the pro-forma loss calculation in note 3(n). 2,254,650 of the non-public warrants were outstanding at December 31, 2002. During 2002, none of these warrants were exercised and 750,000 expired. 3,701,650 of the non-public warrants were outstanding at December 31, 2002. At December 31, 2003, 5,100,650 warrants were outstanding. During 2004, 15,000 warrants were issued and 470,000 expired leaving a balance of 4,645,650 at December 31, 2004. During 2005, 265,000 warrants were issued and 642,000 expired leaving a balance of 4,268,650 at December 31, 2005. These stock warrants have exercise prices ranging from $3.50 to $4.00 In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, no compensation expense was recognized as the exercise price at the extension date exceeded the fair value of the underlying common stock.

      In 2003 the  company  issued  warrants  to  acquire  3,173,024  shares  in connection with the financing of the purchase of the assets of Interferon Sciences, Inc. During 2003, 777,038 of these warrants were exercised leaving a balance of 2,395,986 at December 31, 2003. During 2004, 4,776,187 warrants were issued related to debt financing and 2,035,986 warrants were exercised leaving a balance of 5,136,189 warrants at December 31, 2004. During 2005, 300,000 warrants were issued leaving a balance of 5,436,189 at December 31, 2005.

(e)   Stock Repurchase

      The Company's repurchases of shares of common stock are recorded as "Treasury Stock" and result in a reduction of "Stockholders' equity." When treasury shares are reissued, the Company uses a first-in, first-out method and the excess of repurchase cost over reissuance price is treated as a reduction of "Additional paid-in capital." At December 31, 2003 there were 443 shares in the treasury. During 2003 most of the then existing treasury shares were either re-issued or retired. There was no Treasury Stock repurchased, re-issued and the balance of 443 shares were sold in 2004.

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

(10)  Segment and Related Information

      The  Company  operates  in  one  segment,   which  performs  research  and
development activities related to Ampligen(R) and other drugs under development, and sales and marketing of Alferon(R).

      The following table presents revenues by country based on the location of the use of the product services.


                                           (in thousands)
                                          2003             2004             2005
                                        ------           ------           ------
United States                           $  655           $1,225           $1,083
Belgium                                      2                4               --
Other                                       --               --               --
                                                         ------           ------
                                        $  657           $1,229           $1,083
                                        ======           ======           ======

The Company employs an insignificant amount of net property and equipment in its foreign operations.

(11)  Research, Consulting and Supply Agreements

      In 1994, the Company entered into a licensing agreement with Bioclones (Proprietary) limited ("Bioclones") for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen(R) and Oragen(TM). The Company deemed this marketing arrangement with Bioclones void due to the numerous and long standing failures of performance by Bioclones. On December 27, 2004 the Company initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate the Company's stock for purposes of bringing about a hostile takeover of Hemispherx. This conspiratorial group includes Bioclones.

      In 1998, the Company entered into a strategic alliance with Accredo to develop certain marketing and distribution capacities for Ampligen(R) in the United States. Accredo is one of the nation's largest home health care companies with over 400 offices and sixty thousand caregivers nationwide. Pursuant to the agreement, Accredo assumed certain responsibilities for distribution of Ampligen(R) for which they received a fee. Through this arrangement, the Company may mitigate the necessity of incurring certain up-front costs. Accredo has also worked with the Company in connection with the Amp 511 ME/CFS cost recovery treatment program, Amp 516 ME/CFS Phase III clinical trial and the Amp 719 (combining Ampligen(R) with other antiviral drugs in HIV-salvage therapy and Amp 720 HIV Phase IIb clinical trials now under way). There can be no assurances that this alliance will develop a significant commercial position in any of its targeted chronic disease markets. The agreement had an initial one year term from February 9, 1998 with successive additional one year terms unless either party notifies the other not less than 180 days prior to the anniversary date of its intent to terminate the agreement. Also, the agreement may be terminated for uncured defaults, or bankruptcy, or insolvency of either party and will automatically terminate upon the Company's receiving an NDA for Ampligen(R) from the FDA, at which time, a new agreement will need to be negotiated with Accredo or another major drug distributor. There were no initial fees.

      In December, 1999, the Company entered into an agreement with Biovail Corporation International ("Biovail"). Biovail is an international full service pharmaceutical company engaged in the formulation, clinical testing, registration and manufacture of drug products utilizing advanced drug delivery systems. Biovail is headquartered in Toronto, Canada. The agreement grants Biovail the exclusive distributorship of the Company's product in the Canadian territories subject to certain terms and conditions. In return, Biovail agrees to conduct certain pre-marketing clinical studies and market development programs, including without limitation, expansion of the Emergency Drug Release Program in Canada with respect to the Company' products. Biovail agrees to work with the Company in preparing and filing of a New Drug Submission with Canadian Regulatory Authorities. Biovail invested $2.25 million in Hemispherx equity at prices above the then current market price and agreed to make further payments based on reaching certain regulatory milestones. The Agreement requires Biovail to penetrate certain market segments at specific rates in order to maintain market exclusivity. The agreement terminates on December 15, 2009, subject to successive two-year extensions by the parties and subject to earlier termination by the parties for uncured defaults under the agreement, bankruptcy or insolvency of either party, or withdrawal of the Company's product from Canada for a period of more than ninety days for serious adverse health or safety reasons.

      In May 2000, the Company acquired an interest in Chronix Biomedical Corp. ("CHRONIX"). Chronix focuses upon the development of diagnostics for chronic diseases. The Company issued 100,000 shares of common stock to Chronix toward a total equity investment of $700,000. Pursuant to a strategic alliance agreement, the Company provided Chronix with $250,000 to conduct research in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as ME/CFS. The strategic alliance agreement provides the Company certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed from this research. The strategic alliance agreement provides the Company with a royalty payment of 10% of all net sales of diagnostic technology developed by Chronix for diagnosing Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. The royalty continues for the longer of 12 years from September 15, 2000 or the life of any patent(s) issued with regard to the diagnostic technology. The strategic alliance agreement also provides the Company with the right of first refusal to acquire an exclusive worldwide license for any and all therapeutic technology developed by Chronix on or before September 14, 2012 for treating Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. During the quarter ended December 31, 2002 and September 30, 2004 the Company recorded a noncash charge of $292,000 and $373,000, respectively, with respect to the Company's investment in Chronix. This impairment reduces the Company's carrying value to reflect a permanent decline in Chronix's market value based on its then proposed equity offerings.

      In March 2002, the Company's European subsidiary Hemispherx S.A. entered into a Sales and Distribution agreement with Esteve. Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of ME/CFS. In addition to other terms and other projected payments, Esteve agreed to conduct certain clinical trials using Ampligen(R) in the patient population coinfected with HCV and HIV viruses. The Agreement runs for the longer of ten years from the date of first arms-length sale in the Territory, the expiration of the last Hemispherx patent exploited by Esteve or the period of regulatory data protection for Ampligen(R) in the applicable territory. Pursuant to the terms of the agreement Esteve is to conduct clinical trials using Ampligen(R) to treat patients with both HCV and HIV and is required to purchase certain minimum annual amounts of Ampligen(R) following regulatory approval. Esteve initiated the HIV/HCV clinical trials in Spain in late 2004, but did not proceed with the trials due to an inability to enroll a sufficient number of patients. The Company is discussing with Esteve their initiation of another clinical trial utilizing Ampligen(R) in another indication. The agreement is terminable by either party if Ampligen(R) is withdrawn from the territory for a specified period due to serious adverse health or safety reasons; bankruptcy, insolvency or related issues of one of the parties; or material breach of the agreement. Hemispherx may transform the agreement into a non-exclusive agreement or terminate the agreement in the event that Esteve does not meet specified percentages of its annual minimum purchase requirements under the agreement. Esteve may terminate the agreement in the event that Hemispherx fails to supply Ampligen(R) to the territory for a specified period of time or certain clinical trials being conducted by Hemispherx are not successful. The last patent with respect to this agreement expires on June 5, 2012.

      In October 2005, the Company signed a research agreement with the National Institute of Infectious Diseases, in Tokyo, Japan. The collaboration, by Hideki Hasegawa, M.D., Ph.D., Chief of the Laboratory of Infectious Disease Pathology, will assess the Company's experimental therapeutic Ampligen(R) as a co-administered immunotherapuetic to the Institution's nasal flu vaccine.

      In October 2005, the Company also engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist the Company in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS (see Note 18). The Company is in discussions with the Sage Group, Inc. to expand its engagement to assist the Company in obtaining strategic alliance in Japan for the use of Ampligen(R) in treating Avian Flu.

      In November 2005, the Company entered into an agreement with Defence R&D Canada, Suffield ("DRDC Suffield"), an agency of the Canadian Department of National Defence, to evaluate the antiviral efficacy of the Company's experimental therapeutic Ampligen(R) and Alferon(R) for protection against human respiratory influenza virus infection in well validated animal models. DRDC Suffield is conducting research and development of new drugs that could potentially become part of the arsenal of existing antiviral weapons to combat the bird flu. The initial study will focus on the testing of potential drugs against the respiratory influenza virus infection on a mouse-adapted strain of human influenza.

      On December 9, 2005, the Company executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the contract manufacturing of Ampligen(R) for a five year term. Pursuant to the agreement the Company will supply the key raw materials and Hollister-Stier will formulate and bottle the Ampligen(R). In November 2005, the Company paid $100,000 as a deposit in order to initiate the manufacturing project. This deposit was expensed as research and development during the 4th Quarter 2005. The achievement of the initial objectives described in the agreement, in combination with the Company's polymer production facility under construction in New Brunswick, N.J., may enable the Company to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. The Company executed a confidentiality agreement with Hollister-Stier; therefore, the Company commenced the transfer of the Company's manufacturing technology to Hollister-Stier. Currently, Hollister-Stier has completed two pilot manufacturing runs of Ampligen(R) for stability testing.

      On February 8, 2006, the Company executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, the Company will supply raw materials in sufficient quantity and provide any pertinent information to the project.

      The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the year ending December 31, 2003, 2004 and 2005 the Company incurred approximately $395,000, $220,000 and $236,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

(12)  401(K) Plan

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

      Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 2003, 2004 and 2005 the Company provided matching contributions to each employee for up to 6% of annual pay aggregating $34,000, $77,000 and $89,000 respectively.

(13)  Royalties, License, and Employment Agreements

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

      The Company acquired a series of patents on Oragens, potentially a set of oral broad spectrum antivirals and immunological enhancers, through a licensing agreement with Temple University in Philadelphia, PA. The Company was granted an exclusive worldwide license from Temple for the Oragens products. These compounds have been evaluated in various academic laboratories for application to chronic viral and immunological disorders. The 2', 5' oligoadenylate synthetase/RNase L system is an important and widely distributed pathway for the inhibition of viral replication and tumor growth. The 2', 5' oligoadenylate synthetase, up activation by double-stranded RNA, synthesizes 2', 5' oligoadenylates (2-5A) from ATP. These bioactive 2-5As directly activate RNase L, which degrades viral and cellular RNAs resulting in the inhibition of protein synthesis. The bioactive 2-5A molecules can be degraded by various hydrolytic enzymes, resulting in a short half life. Analogues of these bioactive 2-5As, termed Oragen RNA compounds, have been produced to increase stability and maintain or increase biological activity without demonstrable toxicity. Pursuant to the terms of the Company's agreement with Temple, the Company is obligated to pay royalties of 2% to 4% of sales depending on the amount of technical assistance required. The Company currently pays a royalty of $30,000 per year to Temple. This agreement is to remain in effect until the date that the last licensed patent expires unless terminated sooner by mutual consent or default due to royalties not being paid. The last Oragen(TM) patent expires on June 1, 2018. The Company records the payment of the royalty as research and development cost for the period incurred.

      In October 1994, the Company entered into a licensing agreement with Bioclones (Propriety) Limited (SAB/Bioclones) with respect to co-development of various RNA drugs, including Ampligen(R), for a period ending three years from the expiration of the last licensed patents. The licensing agreement provided SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia as well as the United Kingdom and Ireland (the licensed territory). We deem this marketing arrangement with Bioclones void due to the numerous and long standing failures of performance by Bioclones.

      In December 2004, the Company filed a multicount complaint in federal court (Southern District of Florida) against a conspiratorial group, which includes Bioclones, seeking to illegally manipulate the Company's stock for purposes of bringing about a hostile takeover of Hemispherx (see Note 17).

      In October 1994, the Board of Directors granted an at the time director of the Company the right to receive 3% of gross proceeds of any licensing fees received by the Company pursuant to the SAB/Bioclones licensing agreement, a fee of .75% of gross proceeds in the event that SAB Bioclones makes a tender offer for all or substantially all of the Company's assets, including a merger, acquisition or related transaction, and a fee of 1% on all products manufactured by SAB Bioclones.

      On March 20, 2002, the Company's European subsidiary Hemispherx Biopharma Europe, S.A. ("Hemispherx S.A.") entered into a sales and Distribution agreement with Laboratories Del Dr. Esteve S.A. ("Esteve"). Pursuant to the terms of the agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of Myalgic/Chronic Fatigue Syndrome ("ME/CFS"). In addition to other terms and other projected payments, Esteve paid an initial and non-refundable fee of 625,000 Euros (approximately $563,000) to Hemispherx S.A. on April 24, 2002. Esteve is to pay a fee of 1,000,000 Euros after U.S. Food and Drug Administration approval of Ampligen(R) for the treatment of ME/CFS and a fee of 1,000,000 Euros upon Spain's approval of the final marketing authorization for using Ampligen(R) for the treatment of ME/CFS.

      In connection with the two agreements entered into with ISI, the Company is obligated to pay ISI a 6% royalty on the net sales of the Alferon N Injection(R) product.

      The Company has contractual agreements with two of its officers. The aggregate annual base compensation under these contractual agreements for 2003, 2004 and 2005 was $637,000, $662,000 and $701,000 respectively. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 2003, 2004 and 2005, bonuses of $266,100, 264,800 and $175,300 respectively were granted. In 2003, the Chief Executive Officer of the Company was granted warrants to purchase 1,450,000 shares of common stock at $2.20 per share. The Chief Executive Officer's employment agreement (see below) provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement. In 2004, the Chief Executive Officer of the Company was granted options to purchase 320,000 shares of common stock at $2.60 per share and $3.44 per share and the Chief Financial Officer of the Company was granted options to purchase 63,824 shares of common stock at $2.60 and $3.44 per share. In 2005, the Chief Executive Officer of the Company was granted options to purchase 945,000 shares of common stock at $1.75 to $2.87 per share and the Chief Financial Officer of the Company was granted options to purchase 110,000 shares of common stock at $1.75 to $2.61 per share.

      On March 11, 2005, the Company's board of directors, at the recommendation of the Compensation Committee, approved an amended and restated employment agreement and an amended and restated engagement agreement with Dr. William A. Carter.

      The amended and restated employment agreement provides for Dr. Carter's employment as the Company's Chief Executive Officer and Chief Scientific Officer until December 31, 2010 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date unless the Company or Dr. Carter give written notice otherwise at least ninety days prior to the termination date or any renewal period. Dr. Carter has the right to terminate the agreement on 30 days' prior written notice. The initial base salary retroactive to January 1, 2005 is $290,888, subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base salary, at the sole discretion of the Compensation Committee of the board of directors, based on his performance or the Company's operating results. Dr. Carter will not participate in any discussions concerning the determination of his annual bonus. Dr. Carter is also entitled to an incentive bonus of 0.5% of the gross proceeds received by us from any joint venture or corporate partnering arrangement. Dr. Carter's agreement also provides that he be paid a base salary and benefits through the last day of the then term of the agreement if he is terminated without "cause", as that term is defined in agreement. In addition, should Dr. Carter terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Dr Carter be paid a base salary and benefits through the last day of the month in which the termination occurred and for an additional twelve month period. Pursuant to his original agreement, Dr. Carter was granted options to purchase 73,728 (post split) shares in 1991. The exercise period of these options is extended through December 31, 2010 and, should Dr. Carter's employment agreement be extended beyond that date, the option exercise period is further extended to the last day of the extended employment period.

      The amended and restated engagement agreement, retroactive to January 1, 2005, provides for the Company's engagement of Dr. Carter as a consultant related to patent development, as one of the Company's directors and as chairman of the Executive Committee of the Company's board of directors until December 31, 2010 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date or any renewal period. Dr. Carter has the right to terminate the agreement on 30 days' prior written notice. The initial base fee as of January 1, 2004 is $207,777, subject to annual adjustments equal to the percentage increase or decrease of annual dollar value of directors' fees provided to the Company's directors during the prior year. The annual fee is further subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base fee, at the sole direction of the Compensation Committee of the board of directors, based on his performance. Dr. Carter will not participate in any discussions concerning the determination of this annual bonus. Dr. Carter's agreement also provides that he be paid his base fee through the last day of the then term of the agreement if he is terminated without "cause", as that term is defined in the agreement. In addition, should Dr. Carter terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Dr. Carter be paid fees due him through the last day of the month in which the termination occurred and for an additional twelve month period.

      On February 14, 2005 the Company entered into an agreement with The Sage Group of Branchburg, New Jersey for R. Douglas Hulse, an Executive Director of The Sage Group, to serve as President and Chief Operating Officer of the Company. In addition, other Sage Group principals and Senior Directors will be made available to assist as needed. The engagement is expected to continue for a period of 18 months; however, it is terminable on 30 days written notice by either party after 12 months. Compensation for the services include a ten year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $1.55. These warrants are to be issued to Sage Healthcare Advisors, LLC and are to vest at the rate of 12,500 per month of the engagement with 25,000 vesting upon completion of the eighteenth month. Vesting accelerates in the event of a merger or a purchase of a majority of the Company's assets or equity. The Sage Group also is to receive a monthly retainer of $10,000 for the period of the engagement. In addition, for each calendar year (or part thereof) during which the agreement is in effect, The Sage Group will be entitled to an incentive bonus in an amount equal to 0.5% of the gross proceeds received by us during such year from any joint ventures or corporate partnering arrangements. After termination of the agreement, The Sage Group will only be entitled to receive the incentive bonus based upon gross proceeds received by us during the two year period commencing on the termination of the agreement with respect to any joint ventures or corporate partnering arrangements entered into by us during the term of the agreement. Mr. Hulse will devote approximately two to two and one half days per week to the Company's business.

      The Company entered into an engagement agreement, retroactive to January 1, 2005, with Ransom W. Etheridge which provides for Mr. Etheridge's engagement as the Company's General Counsel until December 31, 2009 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date unless the Company or Mr. Etheridge give written notice otherwise at least ninety days prior to the termination date or any renewal period. Mr. Etheridge has the right to terminate the agreement on 30 days' prior written notice. The initial annual fee for services is $96,000 and is annually subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. Mr. Etheridge's agreement also provides that he be paid all fees through the last day of then current term of the agreement if he is terminated without "cause" as that term is defined in the agreement. In addition, should Mr. Etheridge terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Mr. Etheridge be paid the fees due him through the last day of the month in which the termination occurred and for an additional twelve month period. Mr. Etheridge will devote approximately 85% of his business time to the Company's business.

      The Company entered into an amended and restated engagement agreement, retroactive to January 1, 2005, with Robert E. Peterson which provides for Mr. Peterson's engagement as the Company's Chief Financial Officer until December 31, 2010 unless sooner terminated for cause or disability. Mr. Peterson has the right to terminate the agreement on 30 days' prior written notice. The initial annual fee for services is $202,680 and is annually subject to increases based on the average increase in the cost of inflation index for the prior year. Mr. Peterson shall receive an annual bonus in each year that the Company's Chief Executive Officer is granted a bonus. The bonus shall equal a percentage of Mr. Peterson's base annual compensation comparable to the percentage bonus received by the Chief Executive Officer. In addition, Mr. Peterson shall receive bonus compensation upon Federal Drug Administration approval of commercial application of Ampligen(R). Mr. Peterson's agreement also provides that he be paid all fees through the last day of then current term of the agreement if he is terminated without "cause" as that term is defined in the agreement. In addition, should Mr. Peterson terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Mr. Peterson be paid the fees due him through the last day of the month in which the termination occurred and for an additional twelve month period. Mr. Peterson will devote approximately 85% of his business time to the Company's business.

      On March 11, 2005 the Board of Directors, deeming it essential to the best interests of the Company's shareholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of the Company and the Company's shareholders, determined to reinforce and encourage the continued attention and dedication of members of the Company's management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the Company and entered into identical agreements regarding change in control with William A. Carter, the Company's Chief Executive Officer and Chief Scientific Officer, Robert E. Peterson, the Company's Chief Financial Officer and Ransom W. Etheridge, the Company's General Counsel. Each of the agreements regarding change in control became effective March 11, 2005 and continue through December 31, 2007 and shall extend automatically to the third anniversary thereof unless the Company gave notice to the other party prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred. Each of the agreements entitles William
A. Carter, Robert E. Peterson and Ransom W. Etheridge, respectively, to change of control benefits, as defined in the agreements and summarized below, upon their respective termination of employment/engagement with the Company during a potential change in control, as defined in the agreements or after a change in control, as defined in the agreements, when their respective terminations are caused (1) by us for any reason other than permanent disability or cause, as defined in the agreement (2) by William A. Carter, Robert E. Peterson and/or Ransom W. Etheridge, respectively, for good reason as defined in the agreement or, (3) by William A. Carter, Robert E. Peterson and/or Ransom W. Etheridge, respectively for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control.

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

      In order to facilitate the Company's need to obtain financing and prior to the Company's shareholders approving an amendment to the Company's corporate charter to merge the number of authorized shares, Dr. Carter, the Company's Chief Executive Officer, agreed to waive his right to exercise certain warrants and options unless and until the Company's shareholder approved an increase in the Company's authorized shares of Common Stock.

      In October 2003, in recognition of this action as well as Dr. Carter's prior and on-going efforts relating to product development securing critically needed financing and the acquisition of a new product line, the Compensation Committee determined that Dr. Carter be awarded bonus compensation in 2003 consisting of $196,636 and a grant of 1,450,000 stock warrants for a value of $1,769,000 based on Black Scholes calculations with an exercise price of $2.20 per share. This additional compensation was reviewed by an independent valuation firm and found to be fair and reasonable within the context of total compensation paid to chief executive officers of comparable biotechnology companies. These warrants vested upon the second ISI Asset closing. The Company expensed the intrinsic value of these warrants upon their vesting.

      The Company has engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS. R. Douglas Hulse, the Company's President and Chief Operating Officer, is a member and an executive director of The Sage Group, Inc. Please see "Employment and Change in Control Agreements" in Item 11. Executive Compensation above for more information.

(14)  Leases

The Company has several noncancelable operating leases for the space in which its principal offices are located and certain office equipment.

Future minimum lease payments under noncancelable operating leases are as follows:

                                                      (000's omitted)
         Year ending                                    Operating
          December 31,                                    leases
         -----------                                   ---------


           2006. . . . . . . . . . . . . . . . . . . .       193
           2007. . . . . . . . . . . . . . . . . . . .        65
                                                      ----------
           Total minimum lease payments. . . . . . . .     $ 258
                                                      ==========

      Rent expense charged to operations for the years ended December 31, 2003, 2004 and 2005 amounted to approximately $266,000, $269,000 and $284,000 respectively. The term of the lease for the Rockville, Maryland facility expired June 2005. The Company transferred this operational site to the Company's New
Jersey facility. The term of the lease for the Philadelphia, Pennsylvania offices is through April, 2007 with an average rent of $15,000 per month, plus applicable taxes and charges.

(15)  Income Taxes

      As of December 31, 2005, the Company has approximately $81,000,000 of federal net operating loss carryforwards (expiring in the years 2006 through 2026) available to offset future federal taxable income. The Company also has approximately $28,000,000 of state net operating loss carryforwards (expiring in the years 2006 through 2010) available to offset future state taxable income. The utilization of certain state net operating loss carryforwards may be subject to annual limitations.

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

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2004 and 2005.


      The components of the net deferred tax asset of December 31, 2004 and 2005 consists of the following:

                                                             (000,s omitted)
Deferred tax assets:                                    2004              2005
                                                        ----              ----
Net operating losses                                 $29,863           $27,615
Accrued Expenses and Other                                41              (43)
Capitalized Research and development costs             2,664             1,348
                                                       -----             -----
Total                                                 32,568            28,920
Less: Valuation Allowance                            (32,568)          (28,920)
                                                    --------          --------
Balance                                               $    0               $  0
                                                    ========          ========



(16)  Contingencies

      On September 30, 1998, the Company filed a multi-count complaint against Manuel P. Asensio, Asensio & Company, Inc. ("Asensio"). The action included claims of defamation, disparagement, tortuous interference with existing and prospective business relations and conspiracy, arising out of Asensio's false and defamatory statements. The complaint further alleged that Asensio defamed and disparaged the Company in furtherance of a manipulative, deceptive and unlawful short-selling scheme in August and September, 1998. In 1999, Asensio filed an answer and counterclaim alleging that in response to Asensio's strong sell recommendation and other press releases, the Company made defamatory statements about Asensio. The Company denied the material allegations of the counterclaim. In July 2000, following dismissal in federal court for lack of subject matter jurisdiction, the Company transferred the action to the Pennsylvania State Court. In March 2001, the defendants responded to the complaints as amended and a trial commenced on January 30, 2002. A jury verdict disallowed the claims against the defendants for defamation and disparagement and the court granted the Company a directed verdict on the counterclaim. On July 2, 2002 the Court entered an order granting the Company a new trial against Asensio for defamation and disparagement. Thereafter, Asensio appealed the granting of a new trial to the Superior Court of Pennsylvania. The Superior Court of Pennsylvania has denied Asensio's appeal. Asensio petitioned the Supreme Court of Pennsylvania for allowance of an appeal, which was denied. The Company now anticipates the scheduling of a new trial against Asensio for defamation and disparagement in the Philadelphia Common Pleas Court.

      In June 2002, a former ME/CFS clinical trial patient and her husband filed a claim in the Superior Court of New Jersey, Middlesex County, against the Company, one of its clinical trial investigators and others alleging that she was harmed in the ME/CFS clinical trial as a result of negligence and breach of warranties. On June 25, 2004 all claims against the Company were dismissed with prejudice. The former ME/CFS clinical trial patient and her husband have now appealed the dismissal of their claims to the New Jersey Superior Court, Apellate Division, upheld the dismissal of all claims against the Company and the matter is now concluded.

      In June 2002, a former ME/CFS clinical trial patient in Belgium filed a claim in Belgium, against Hemispherx Biopharma Europe, NV/SA, the Company's Belgian subsidiary, and one of the Company's clinical trial investigators alleging that she was harmed in the Belgium ME/CFS clinical trial as a result of negligence and breach of warranties. The Company believes the claim is without merit and the Company is defending the claim against the Company through its product liability insurance carrier.

      In December 2004, the Company filed a multicount complaint in federal court (Southern District of Florida) against a conspiratorial group, which includes Bioclones, seeking to illegally manipulate its stock for purposes of bringing about a hostile takeover of Hemispherx. The lawsuit alleges that the conspiratorial group commenced with a plan to seize control of its cash and proprietary assets by an illegal campaign to drive down its stock price and publish disparaging reports on the Company's management and current fiduciaries. The lawsuit seeks monetary damages from each member of the conspiratorial group as well as injunctions preventing further recurrences of their misconduct. The conspiratorial group includes Bioclones, a privately held South African Biopharmaceutical company that collaborated with the Company (see Note 13), and Johannesburg Consolidated Investments, a South African corporation, Cyril Donninger, R. B. Kebble, H. C. Buitendag, Bart Goemaere, and John Doe(s). Bioclones, Johannesburg Consolidated Investments, Cyril Donninger, R. B. Kebble and H.C. Buitendag filed a motion to dismiss the complaint, which was granted by the court. The Company is in the process of appealing this decision to the 11th federal circuit court of appeals.

      On January 10, 2005, the Company initiated a multicount lawsuit in the United States District Court for the Eastern District of Pennsylvania seeking injunctive relief and damages against a conspiratorial group, many of whom are foreign nationals or companies located outside the United States alleging that the conspiratorial group has engaged in secret meetings, market manipulations, fraudulent misrepresentations, utilization of foreign accounts and foreign secrecy laws all in furtherance of an illegal scheme to take over Hemispherx and enrich themselves at the expense of Hemispherx's public shareholders. On February 18, 2005 the Company filed an amended complaint in the same lawsuit joining Redlabs, USA, Inc. as a defendant with the existing defendants R.E.D. Laboratories, N.V./S.A., Bart Goemaere, Jan Goemaere, Dr. Kenny De Meirleir, Kenneth Schepmans, Johan Goossens, Lieven Vansacker and John Does. Pursuant to an agreement in which R.E.D. Laboratories, N.V./S.A. and Dr. Kenny DeMeirleir agreed not to participate in a hostile takeover of Hemispherx for a period of five years, R.E.D. Laboratories, N.V./S.A. and Dr. Kenny DeMeirleir have been dismissed as defendants in the litigation. The litigation is proceeding against the remaining defendants.

(17)  Certain Relationships and Related Transactions

      The Company has employment agreements with certain of its executive officers and have granted such officers and directors options and warrants to purchase its common stock, as discussed in Notes 3(n) and 13.

      Ransom W. Etheridge, the Company's Secretary, General Counsel and one of its directors, is an attorney in private practice, who renders corporate legal services to us from time to time, for which he has received fees totaling $96,000 in 2005. In addition, Mr. Etheridge serves on the Board of Directors for which he received Director's Fees of cash and stock valued at $100,000 in 2005. We loaned $60,000 to Ransom W. Etheridge in November, 2001 for the purpose of exercising 15,000 class A redeemable warrants. This loan bears interest at 6% per annum.

      Richard Piani, a Director, lives in Paris, France and assisted the Company's European subsidiaries in their dealings with medical institutions and the European Medical Evaluation Authority. Mr. Piani assisted the Company in establishing clinical trial protocols as well as performed other scientific work for the Company. The services provided by Mr. Piani terminated in September 2003. For these services, Mr. Piani was paid an aggregate of $100,100 for the year ended December 31, 2003.

      The Company paid $18,800, and $7,600 for the years ended December 31, 2003 and 2004, respectively to Carter Realty for the rent of property used by the Company at various times in years 2003 and 2004. The property was owned by others, but was acquired in late 2004 by Retreat House, LLC, an entity in which the children of William A. Carter have a beneficial interest. The Company paid Retreat House, LLC $54,400 for the use of the property at various times in 2005.

      Antoni Esteve, one of the Company's former directors, was a Member of the Executive Committee and Director of Scientific and Commercial Operations of Laboratorios Del Dr. Esteve S.A (see Note 9(c)).

      On February 14, 2005 the Company entered into an agreement with The Sage Group of Branchburg, New Jersey for R. Douglas Hulse, an Executive Director of The Sage Group, to serve as President and Chief Operating Officer of the Company. In addition, other Sage Group principals and Senior Directors will be made available to assist as needed. The engagement is expected to continue for a period of 18 months; however, it is terminable on 30 days written notice by either party after 12 months. Compensation for the services include a ten year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $1.55. These warrants were issued to Sage Healthcare Advisors, LLC and vest at the rate of 12,500 per month of the engagement with 25,000 vesting upon completion of the eighteenth month. Vesting accelerates in the event of a merger or a purchase of a majority of the Company's assets or equity. The Sage Group also is to receive a monthly retainer of $10,000 for the period of the engagement. In addition, for each calendar year (or part thereof) during which the agreement is in effect, Sage Group will be entitled to an incentive bonus in an amount equal to 0.5% of the gross proceeds received by the Company during such year from any joint ventures or corporate partnering arrangements. After termination of the agreement, Sage Group will only be entitled to receive the incentive bonus based upon gross proceeds received by the Company during the two year period commencing on the termination of the agreement with respect to any joint ventures or corporate partnering arrangements entered into by the Company during the term of the agreement. Mr. Hulse will devote approximately two to two and one half days per week to the Company's business see also Note 11).

(18)  Concentrations of credit risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and investments. The Company places its cash with high-quality financial institutions. At times, such amount may be in excess of Federal Deposit Insurance Corporation insurance limits of $100,000.

(19)  Quarterly Results of Operation (unaudited)

                                                                   2004                                 (1)
                                                      (in thousand except per share data)
                                                                 (restated)

                                 First Quarter     Second       Third Quarter    Fourth Quarter
                                                   Quarter                                            Total
                                 ============== ============== ================ ================= ==============

Revenues                                  $308           $331             $258             $ 332        $ 1,229

Costs and expenses                       4,409          2,526            2,972             2,211         12,118

Net loss                                (8,104)        (6,068)          (6,542)           (2,684)       (23,398)

                                 -------------- -------------- ---------------- ----------------- --------------
Basic and diluted
   loss per share                        $(.20)         $(.14)           $(.14)            $(.05)         $(.52)
                                 ============== ============== ================ ================= ==============


(1) During the first quarter 2004, the Company recorded stock compensation of $1,769,000 and during the third quarter 2004, the Company recorded stock compensation of $231,000.

                                                                       2005
                                                       (in thousand except per share data)

                                      First         Second      Third Quarter    Fourth Quarter
                                     Quarter        Quarter                                           Total
                                   ============= ============== =============== ================= ==============

Revenues                                   $258           $300            $271             $ 254        $ 1,083

Costs and expenses                        2,348          2,670           2,386             3,318         10,722

Net loss                                 (3,070)        (3,831)         (2,900)           (3,412)       (13,213)

                                   ------------- -------------- --------------- ----------------- --------------
Basic and diluted
   loss per share                         $(.07)         $(.08)          $(.06)            $(.06)         $(.26)
                                   ============= ============== =============== ================= ==============




(20)  Subsequent Events

On February 8, 2006, the Company executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, the Company will supply raw materials in sufficient quantity and provide any pertinent information to the project.

On March 21, 2006, the debenture holders converted $500,000 of the July 2004 debenture into 240,385 shares of common stock.

As of March 24, 2006 the Company has issued an additional 4,204,253 shares for proceeds of $10,210,006 pursuant to the terms of the August 6, 2005 Fusion Capital agreement.