Form 10-K/A
period 2005-12-31
HEMISPHERX BIOPHARMA INC
filed 2006-06-05
CIK 946644

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

              1617 JFK Boulevard Philadelphia, Pennsylvania 19103
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (215) 988-0080

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.001 par value

          Securities registered pursuant to Section 12(g) of the Act:
                              (Title of Each Class)
                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ( ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer( ) Accelerated filer(X) Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

The aggregate market value of Common Stock held by non-affiliates at June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $91,919,360.

The number of shares of the registrant's Common Stock outstanding as of May 26, 2006 was 62,261,349.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                TABLE OF CONTENTS
                                                                            Page
PART I

Item 1. Business                                                               1

Item 1A. Risk Factors                                                         24

Item 1B. Unresolved Staff Comments                                            37

Item 2. Properties                                                            38

Item 3. Legal Proceedings                                                     38

Item 4. Submission of Matters to a Vote of Security Holders                   40

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities                     40

Item 6. Selected Financial Data                                               41

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   43

Item 7A. Quantitative and Qualitative Disclosure About
         Market Risk                                                          71

Item 8. Financial Statements and Supplementary Data                           71

Item 9. Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure                                   71

Item 9A. Controls and Procedures                                              71

Item 9B. Other Information                                                    77

PART III

Item 10. Directors and Executive Officers of the Registrant                   77

Item 11. Executive Compensation                                               81

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters                       92

Item 13. Certain Relationships and Related Transactions                       96

Item 14. Principal Accountant Fees and Services                               97

PART IV

Item 15. Exhibits and Financial Statement Schedule                            98

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-K/A (the "Form 10-K/A"), including statements under "Item 1. Business," "Item 1A. Risk Factors," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the
Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K/A regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drugs, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

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

      We recently announced that true therapeutic synergy had been observed in the interaction between Ampligen(R) and Tamiflu in the inhibition of the avian influenza virus. The same synergy was observed in the interaction between Ampligen(R) and Relenza in lab tests in December 2005. Cell destruction was measured in vitro using different drug combinations. True therapeutic synergy is defined by mathematical equations which indicate that the therapeutic effect observed is in fact greater than the expected arithmetic sum of the two drugs working independently, and is referred to by pharmacologists as the "Chou/Talalay" equations developed at Johns Hopkins University.

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

      We have over 100 patents worldwide with 9 additional patents pending comprising our intellectual property. We continually review our patents rights to determine whether they have continuing value. Such review includes an analysis of the patent's ultimate revenue and profitability potential. In addition, management's review addresses whether each patent continues to fit into our strategic business plans. We have a fully commercialized product (Alferon N Injection(R)), and a GMP certified manufacturing facility.

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

      The installation of a raw material production line within our New Brunswick facility has been completed and is now in production. The production of Ampligen(R) raw materials in our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen(R)'s raw materials, keeping costs down and controlling regulatory compliance issues (other parts of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent manufacturing basis. As of April 30, 2006, we have capitalized approximately $1,400,000 towards the construction and installation of this production line at our New Jersey facility. We expect the first lot of Ampligen(R) raw material to be produced in the second quarter 2006. We estimate the total cost of establishing this production line to be $1,900,000, including modifications to our New Brunswick facility. We have also identified three manufacturers to expand polymer manufacture, if necessary, and obtained preliminary proposals from two and have initiated discussions with the third.

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

      The main U.S. ME/CFS treatment patent (#6130206) expires October 10, 2017. Our main patents covering HIV treatment (#4820696, #5063209, and #5091374) expired or expire on April 11, 2006, November 5, 2008, and February 25, 2009, respectively; Hepatitis treatment coverage is conveyed by U.S. patent #5593973 which expires on January 14, 2014. The U.S. Ampligen(R) Trademark (#1,515,099) expires on December 6, 2008 and can be renewed thereafter for an additional 10 years. The FDA has granted us "orphan drug status" for our nucleic acid-derived therapeutics for ME/CFS, HIV, and renal cell carcinoma and malignant melanoma. Orphan drug status grants us protection against competition for a period of seven years following FDA approval, as well as certain federal tax incentives, and other regulatory benefits. Patent coverage for the HIV indication following the expiration of patent #4820696, #5063209 and #5091374 is planned to be obtained from patent pending application #PCT/US 0239890. In the event that this patent application is not approved, we still have the marketing protection provided by the orphan drug designation for using Ampligen(R) to treat HIV.

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

      We are in the process of preparing an NDA to file with the FDA for the use of Ampligen(R) in the treatment of patients with ME/CFS. We plan to complete and file the NDA before year end 2006.

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

      A clinical study to evaluate the use of Alferon(R) LDO in HIV infected volunteers was initiated during the second quarter 2005 in Philadelphia, PA. The study is currently being conducted at Drexel University and Philadelphia FIGHT, a comprehensive AIDS service organization providing primary care, consumer education, advocacy and research on potential treatments and vaccines. The study is designed to determine whether Alferon(R) LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. As of May 30, 2006, fourteen patients have enrolled and twelve completed dosing. We are currently receiving data from this study and we are in the process of analyzing the results. The trial methodology may have implications for treating other emerging viruses such as avian influenza (bird flu).

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

      Human Papilloma Virus (HPV)

      Human papilloma virus ("HPV") is one of the most common causes of sexually transmitted infection in the world. Experts estimate that there are more cases of genital HPV infection than of any other sexually transmitted disease ("STD") in the United States. Overall, in the United States, an estimated 20 million people (15% of the population) are currently infected with HPV, 50-75% of which is with high-risk types, and about 5.5 million people are infected every year. It has been estimated that a least 50% of sexually active men and women acquire genital HPV infection at some point in their lives.

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

      In September 2004, we commenced a clinical trial using Alferon N Injection(R) to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hospital and the Weill Medical College of Cornell University are conducting this double-blinded, placebo controlled trial. This study plans to enroll 60 patients as they become available. As of May 30, 2006, nine patients have entered this study. The CDC reports that 2,819 cases of West Nile Virus have been reported in the US as of January 10, 2006, including 105 deaths.

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

      The transfer of Ampligen(R) raw materials production to our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen(R)'s raw materials, keeping costs down and controlling regulatory compliance issues (other parts of the of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent manufacturing basis. As of April 30, 2006, we have capitalized approximately $1,400,000 towards the construction and installation of this production line at our New Jersey facility. The installation of a raw material production line has been completed and is now in production with the first lot of Ampligen(R) raw material being produced in the second quarter 2006. We estimate the total cost of establishing this production line to be some $1,900,000, including modifications to our New Brunswick facility. This polymer production line will have the capacity to produce up to four kilograms per week, or 100 kilograms per year which should allow us to manufacture up to one-half million 400 mg doses per year. We have also identified three contract manufacturers to expand polymer manufacture, if necessary, and obtained preliminary proposals from two and initiated discussions with the third.

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

      In Europe, we plan to adopt a country-by-country and, in certain cases, an indication-by-indication marketing strategy due to the heterogeneity regulation and alternative distribution systems in these areas. We also plan to adopt an indication-by-indication strategy in Japan. Subject to receipt of regulatory approval, we plan to seek strategic partnering arrangements with pharmaceutical companies to facilitate introductions in these areas. The relative prevalence of people from target indications for Ampligen(R) varies significantly by geographic region, and we intend to adjust our clinical and marketing planning to reflect the specialty of each area. In October 1994, we entered into a licensing agreement with Bioclones (Propriety) Limited ("Bioclones") with respect to co-development of various RNA drugs, including Ampligen(R), for a period ending three years from the expiration of the last licensed patents. The licensing agreement provided SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia as well as the United Kingdom and Ireland (the licensed territory). In 2004, we initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate our stock for purposes of bringing about a hostile takeover of Hemispherx. This conspiratorial group includes Bioclones. In Spain, Portugal and Andorra we have entered into a Sales Distribution Agreement with Laboratorios del Dr. Esteve, S. A., a major pharmaceutical firm headquartered in Spain.

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

GOVERNMENT REGULATION

      Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of Alferon N products and our ongoing research and product development activities.
Ampligen(R) and the products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, new human drug products for humans are subject to rigorous preclinical and clinical testing as a condition for clearance by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has required, and will continue to require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by us and our ability to receive product or royalty revenue. We have received orphan drug designation for certain therapeutic indications, which might, under certain conditions, accelerate the process of drug commercialization. Alferon N Injection(R) is only approved for use in intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection(R) for other applications requires regulatory approval.

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

      We acquired a series of patents on Oragens, potentially a set of oral broad spectrum antivirals and immunological enhancers, through a licensing agreement with Temple University in Philadelphia, PA. We were granted an exclusive worldwide license from Temple for the Oragens products. These compounds have been evaluated in various academic laboratories for application to chronic viral and immunological disorders. The 2', 5' oligoadenylate synthetase/RNase L system is an important and widely distributed pathway for the inhibition of viral replication and tumor growth. The 2', 5' oligoadenylate synthetase, up activation by double-stranded RNA, synthesizes 2', 5' oligoadenylates (2-5A) from ATP. These bioactive 2-5As directly activate RNase L, which degrades viral and cellular RNAs resulting in the inhibition of protein synthesis. The bioactive 2-5A molecules can be degraded by various hydrolytic enzymes, resulting in a short half life. Analogues of these bioactive 2-5As, termed Oragen RNA compounds, have been produced to increase stability and maintain or increase biological activity without demonstrable toxicity. Pursuant to the terms of our agreement with Temple, we are obligated to pay royalties of 2% to 4% of sales depending on the amount of technical assistance required. We currently pay a royalty of $30,000 per year to Temple. This agreement is to remain in effect until the date that the last licensed patent expires unless terminated sooner by mutual consent or default due to royalties not being paid. The last Oragen(TM) patent expires on June 1, 2018. We record the payment of the royalty as research and development cost for the period incurred.

      In December 1999, we entered into an agreement with Biovail Corporation International ("Biovail"). Biovail is an international full service pharmaceutical company engaged in the formulation, clinical testing, registration and manufacture of drug products utilizing advanced drug delivery systems. Biovail is headquartered in Toronto, Canada. The agreement grants Biovail the exclusive distributorship of our product in the Canadian territories subject to certain terms and conditions. In return, Biovail agrees to conduct certain pre-marketing clinical studies and market development programs, including without limitation, expansion of the Emergency Drug Release Program in Canada with respect to our products. In addition, Biovail agrees to work with us in preparing and filing a New Drug Submission with Canadian Regulatory Authorities at the appropriate time. Biovail invested $2,250,000 in Hemispherx equity at prices above the then current market price and agreed to make an additional investment of $1,750,000 based on receiving approval to market Ampligen(R) in Canada from the appropriate regulatory authorities in Canada. The agreement requires Biovail to buy exclusively from us and penetrate certain market segments at specific rates in order to maintain market exclusivity. The agreement terminates on December 15, 2009, subject to successive two-year extensions by the parties and subject to earlier termination by the parties for uncured defaults under the agreement, bankruptcy or insolvency of either party, or withdrawal of our product from Canada for a period of more than ninety days for serious adverse health or safety reasons.

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

      In October 2005, we also engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS. In the past year leaders in the Japanese medical community have established the Japanese Society of the Fatigue Science and the Osaka City University Hospital opened the Fatigue Clinical Center as the initial step in their Fatigue Research Project. We are in discussions with the Sage Group, Inc. to expand its engagement to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Avian Flu.

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

      We have entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. Our obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the year ending December 31, 2003, 2004 and 2005 we incurred approximately $389,000, $220,000 and $236,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

      The development of our nucleic acid based products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market and to establish commercial-scale production and marketing capabilities. During our last three fiscal years, we have directly spent approximately $12,210,000 in research and development, of which approximately $5,218,000 was expended in the year ended December 31, 2005. These direct costs do not include the overhead and administrative costs necessary to support the research and development effort.

HUMAN RESOURCES

      As of May 26, 2006, we had 62 personnel consisting of 43 full time employees, 19 regulatory/research medical personnel on a part-time basis. Part time personnel are paid on a per diem or monthly basis. 43 personnel are engaged in our research, development, clinical, and manufacturing effort. 19 of our personnel perform regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees and we believe our relationship with our employees is good.

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

      Alferon N Injection(R). Although Alferon N Injection(R) is approved for marketing in the United States for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older; to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments such as multiple sclerosis and cancer.

Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval, our operations will be significantly affected.

      All of our drugs and associated technologies, other than Alferon N Injection(R), are investigational and must receive prior regulatory approval by appropriate regulatory authorities for general use and are currently legally available only through clinical trials with specified disorders. At present, Alferon N Injection(R) is only approved for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection(R) for other indications will require regulatory approval. In this regard, ISI, the company from which we obtained our rights to Alferon N Injection(R), conducted clinical trials related to use of Alferon N Injection(R) for treatment of HIV and Hepatitis C. In both instances, the FDA determined that additional studies were necessary in order to fully evaluate the efficacy of Alferon N Injection(R) in the treatment of HIV and Hepatitis C diseases. We have no immediate plans to conduct these additional studies at this time.

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

      We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of December 31, 2005 our accumulated deficit was approximately $147,652,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

      The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of April 30, 2006, we had approximately $23,900,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements, including debt service, for the near term.

      On April 12, 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed, under certain conditions and with certain limitations, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50.0 million over a 25 month period (see "Financing; Equity Financing" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity And Capital Resources; Capital Resources" in Part II below). The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.

      If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell Ampligen(R) and/or increase sales of Alferon N Injection(R) or our other products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $50.0 million under the common stock purchase agreement with Fusion Capital, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

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

      There are a limited number of manufacturers in the United States available to provide the polymers for use in manufacturing Ampligen(R). At present, we do not have any agreements with third parties for the supply of any of these polymers. We are establishing relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen(R) raw materials in order to obtain polymers on a more consistent manufacturing basis. The establishment of an Ampligen(R) raw materials production line within our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for the manufacture of Alferon N Injection(R)), may delay certain steps in the commercialization process, specifically a targeted NDA filing.

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

      Ampligen(R)  has been only produced in limited  quantities  for use in our clinical trials and we are dependent upon third party suppliers for substantially all of the production process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to current Good Manufacturing Practices ("cGMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

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

      Ampligen(R). Competitors may be developing technologies that are, or in the future may be, the basis for competitive products. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for commercial sale with respect to treating ME/CFS in the United States. The dominant competitors with drugs to treat HIV diseases include Gilead Pharmaceutical, Pfizer, Bristol-Myers, Abbott Labs, Glaxo Smith Kline, Merck and Schering-Plough Corp. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen(R) on the immune system, we cannot assure that we will be able to compete.

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

      Alferon N Injection(R). At present, Alferon N Injection(R) is only approved for the intra-lesional (within the lesion) treatment of refractory or recurring external genital warts in adults. In clinical trials conducted for the treatment of genital warts with Alferon N Injection(R), patients did not experience serious side effects; however, there can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of Alferon N Injection(R) which could threaten or limit such product's usefulness.

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

      We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (COSO). Based on this assessment, management has identified the following material weaknesses as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      1. Financial Statement Close and Reporting Process - We did not maintain effective controls over the financial statement close and reporting process because we lacked a complement of personnel able to devote sufficient time and adequate financial reporting expertise commensurate with quarterly and year-end financial statement close requirements, which include the financial statement preparation and disclosures. Additionally, we had inadequate policies and procedures providing for a detailed comprehensive review of the underlying information supporting the amounts including in our annual and interim consolidation financial statements and disclosures. The lack of personnel resources with specific technical accounting and financial accounting expertise contributed to the material weakness discussed in number two below.

      2. We did not maintain effective controls over the initial recording of our convertible debentures that contained beneficial conversion features (including incorrect recording of investment banking fees incurred and subsequent conversion price resets) and the accounting for warrants and options issued to non-employees. Our interpretation and application of EITF No. 00-27, FASB Statement 133, EITF 98-5 and EITF 00-19 was not correct at the time the convertible debentures were initially recorded (2003 through July 2004), and our interpretation and application of FASB statement No. 123 was not correct in recording certain warrant and option issuances to non-employees. These control deficiencies resulted in the restatement of the 2004 and 2003 annual consolidated financial statements as well as to the unaudited consolidated interim financial statements for each of the three years in the period ended December 31, 2005.

      The result of applying the proper accounting treatment increased our net loss applicable to common stockholders by $0.01 per share, from $0.42 per share to $0.43 per share, for the year ended December 31, 2003 and decreased our net loss applicable to common stockholders by $0.07 per share, from $0.53 per share to $0.46 per share, for the year ended December 31, 2004.

Although the recording of the convertible debentures occurred during the periods from March 2003 through July 2004, and we have not issued any debentures since July 2004, we have taken and plan to take, during 2006, additional steps to remediate these internal control weaknesses. In March 2006, we increased the time allocated by our financial consultant with regards to remediating these disclosed internal control weaknesses and will spend additional time monitoring our internal controls on an on-going basis. In addition, we have subscribed to CCH's "Accounting Research Manager," a recognized on-line service in order to maintain up-to-date accounting guidance to enhance internal control over both financial reporting and disclosure requirements. Notwithstanding the foregoing, and the measures we have taken and any future measures we may take to remediate the reported internal control weaknesses, we may not be able to maintain effective internal controls over financial reporting in the future. In addition, deficiencies in our internal controls may be discovered in the future. Any failure to remediate the reported material weaknesses, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could affect the ability of our management to certify in our 2006 Forms 10-K and 10-Q that our internal controls are effective when it provides an assessment of our internal control over financial reporting, and could affect the results of our independent registered public accounting firm's related attestation report regarding our management's assessment. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

      Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended May 31, 2006, the price of our common stock has ranged from $1.45 to $3.99 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

      As of May 26, 2006, approximately 1,095,882 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act. Also, we are committed to register 27,609,364 shares issuable (i) to Fusion Capital pursuant to the April 12, 2006 common stock purchase agreement with Fusion Capital; (ii) upon conversion of approximately 135% of Debentures that we issued in 2003 and 2004; (iii) as payment of 135% of the interest on all of the Debentures; (iv) upon exercise of 135% of certain Warrants; and (v) upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital and other shares registered for selling stockholders could cause the price of our common stock to decline.

      The sale by Fusion Capital and other selling stockholders of our common stock will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, the mere prospect of resales by Fusion Capital and other selling stockholders could depress the market price for our common stock. The issuance of shares to Fusion Capital under the common stock purchase agreement dated April 12, 2006, will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

      The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold to Fusion Capital are to be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares will be sold over a period of in excess of 25 months. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock to Fusion Capital pursuant to the purchase agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

      Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 9.3% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

We have a limited number of authorized shares that are not issued or reserved for issuance. If we do not increase our authorized shares, our ability to raise capital may be hindered.

      Our Certificate of Incorporation currently authorizes the issuance of 100,000,000 common shares and 5,000,000 Preferred Shares. As of May 26, 2006, we had 62,261,349 common shares outstanding and 35,380,005 common shares reserved for future issuance under our existing stock option plan and outstanding options, warrants, convertible debentures, and the 2006 Purchase Agreement with Fusion, leaving only 2,358,646 common shares available for future use. In April 2006, our Board of Directors adopted a resolution proposing that our Certificate of Incorporation be amended to increase the authorized number of common shares to 200,000,000 subject to stockholder approval of such amendment. If stockholders do not approve the amendment to our Certificate of Incorporation at our next Annual Stockholders Meeting, it could harm our business by preventing us from utilizing the daily purchase amounts available under the 2006 Purchase Agreement in full, raising capital from the issuance of our common stock or delaying the payment of services via issuances of our common stock.

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

      In 2005, we initiated the transfer of Ampligen(R) raw materials production to our own facilities, which is now completed and in production. This transition of Ampligen(R) raw material production has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen(R)'s raw materials, keeping costs down and controlling regulatory compliance issues (other parts of the of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent manufacturing basis. As of April 30, 2006, we have capitalized approximately $1,400,000 towards the construction and installation of this production line at our New Jersey facility. The installation of a raw material production line within our New
Brunswick facility has been completed and is now in production with the first lot of Ampligen(R) raw material being produced in the second quarter 2006. We estimate the total cost of establishing this production line to be some $1,900,000, including modifications to our New Brunswick facility. This polymer production line will have the capacity to produce up to four kilograms per week, or 100 kilograms per year which should allow us to manufacture up to one-half million 400 mg doses per year.

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

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      In 2005 we issued 6,632,389 shares of common stock consisting of 1) 1,614,628 shares for debt repayment, debt conversion and interest payments related to the October 2003, January 2004 and July 2004 Convertible Debentures;
2) 338,995 shares in payment of services rendered 3) 4,673,766 shares issued pursuant to the 2005 Purchase Agreement with Fusion Capital and 4) 5,000 shares issued upon conversion of warrants.

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

      On April 3, 2006, we received a notice from the staff of The American Stock Exchange ("AMEX") indicating that we were not in compliance with Sections 134 and 1101 of the AMEX Company Guide and our listing agreement due to our failure to file our annual report on Form 10-K for the fiscal year ended December 31, 2005 with audited financial statements on a timely basis. The AMEX has granted an extension of the listing of our common stock until June 30, 2006, provided that we file our Form 10-K for 2005 by June 2, 2006 and provided that we file our Form 10-Q for the first quarter of 2006 by June 30, 2006. During the extension period, we will be subject to periodic review by AMEX staff. If we fail to meet any of the foregoing deadlines, the AMEX has indicated that it will begin delisting proceedings.


COMMON STOCK                                                High        Low
                                                            ----        ---
Time Period:
------------
January 1, 2004 through March 31, 2004                      4.85        2.27
April 1, 2004 through June 30, 2004                         5.40        3.30
July 1, 2004 through September 30, 2004                     3.54        2.10
October 1, 2004 through December 31, 2004                   2.50        1.50
January 1, 2005 through March 31, 2005                      2.24        1.25
April 1, 2005 through June 30, 2005                         1.96        1.30
July 1, 2005 through September 30, 2005                     1.90        1.36
October 1, 2005 through December 31, 2005                   3.70        1.70

      As of May 26, 2006, there were approximately 278 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

      On May 26, 2006, the last sale price for our common stock on the AMEX was $2.74 per share.

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

                                                                                                        Number of securities
                                                                                                        Remaining available for
                                                                                                        future issuance under
                                             Number of Securities to be    Weighted-average Exercise    equity compensation
                                             issued upon exercise of       price of Outstanding         plans(excluding
                                             outstanding options,          options, warrants and        securities reflected in
                                             warrants and rights           rights                       column (a))
                                             -------------------           ------                       -----------
Plan Category
-------------
                                                            (a)                       (b)                          (c)
Equity compensation plans approved by
security holders:                                        2,400,382              $         2.31                  6,060,416

Equity compensation plans not approved
by security holders:                                    11,529,837                        3.32                          -
                                                        ----------              --------------                  ---------
Total                                                   13,930,219              $         3.19                  6,060,416
                                                        ==========              ==============                  =========

ITEM 6. Selected Financial Data (in thousands except for share and per share data).

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five year period ended December 31, 2005 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

Year Ended
December 31                              2001            2002          2003(2)          2004             2005
-----------                              ----            ----          -------          ----             ----
                                                                     (restated)    (restated)
Statement of
Operations Data:
Revenues and License fee Income   $        390    $        904    $        657    $      1,229    $      1,083

Total Costs and Expenses(1)              9,192           6,961           7,909          12,118          10,998

Interest Expense and Financing
Costs(3)                                    --              --           6,723           5,674           3,121

Net loss                                (9,083)         (7,424)        (13,895)        (16,887)        (12,446)

Deemed Dividend                             --              --          (1,320)         (4,031)             --

Net loss applicable to common
stockholder                             (9,083)         (7,424)        (15,215)        (20,918)        (12,446)

Basic and diluted net loss per
share                                    (0.29)          (0.23)          (0.43)          (0.46)          (0.24)

Shares used in computing basic
and diluted net loss per share      31,433,208      32,085,776      35,234,526      45,177,862      51,475,192

Balance Sheet Data:

Working Capital                   $      7,534    $      2,925    $      7,000    $     13,934    $     16,353

Total Assets                            12,035           6,040          13,638          25,293          24,654

Debt, net of discount(3)                    --              --           3,123           4,312           4,171


Stockholders Equity                     10,763           3,630           8,417          19,443          18,627

Other Cash Flow Data:

Cash used in
operating
activities                        $     (7,281)   $     (6,409)   $     (7,022)   $     (7,240)   $     (7,231)

Capital expenditures                        --              --             (19)           (150)         (1,002)

(1) General and Administrative expenses include stock compensation expense totaling $673,000, $132,000, $237,000, $2,000,000 and $391,000 for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

(2) For information concerning the acquisition of certain assets of ISI and related financing see Note 5 and Note 8 to our consolidated financial statements for the year ended December 31, 2005 contained herein.

(3) In accounting for the March 12, 2003, July 10, 2003, October 29, 2003, January 26, 2004 and July 13, 2004 issuances of 6% Senior Convertible Debentures in the principal amounts of $5,426,000, $5,426,000, $4,142,357, $4,000,000 and
$2,000,000, respectively, and related embedded conversion features and warrant issuances, we recorded debt discounts which, in effect, reduced the carrying value of the debt. For additional information refer to Note 8 to our consolidated financial statements for the year ended December 31, 2005.

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

      In March 2003 we obtained from Interferon Sciences, Inc. ("ISI") all of its raw materials, work-in-progress and finished product Alferon N Injection(R), together with a limited license to sell Alferon N Injection(R), a natural alpha interferon that has been approved for commercial sale for the intra-lesional treatment of refractory or recurring external condylomata acuminata ("genital warts") in patients 18 years of age or older in the United States. In March 2004, we acquired from ISI the balance of ISI's rights to its product as well as ISI's production facility. We are marketing the Alferon N Injection(R) in the United States through sales facilitated via third party agreements. Additionally, we intend to implement studies testing the efficacy of Alferon N Injection(R) in multiple sclerosis and other chronic viral diseases. In this regard, the FDA recently authorized a Phase II clinical study designed to investigate the activity and safety of Alferon(R) LDO in early stage HIV positive patients.

      We were incorporated in Maryland in 1996 under the name HEM research, Inc., and originally served as a supplier of research support products. Our business was redirected in the early 1980's to the development of nucleic acid pharmaceutical technology and the commercialization of RNA drugs. We were reincorporated in Delaware and changed our name to Hem Pharmaceutical Corp. in 1991 and to Hemispherx Biopharma, Inc., in June 1995. We have three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. Our foreign subsidiaries include Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998 and Hemispherx Biopharma Europe S.A. incorporated in Luxembourg in 2002 which have little or no activity.

Restatements

      In 2003 and 2004 we, entered into convertible debenture arrangements which are inherently complicated, which have been and continue to be the subject of numerous intricate accounting pronouncements and interpretations and which are not classified as normal recurring transactions. Our convertible debenture transactions were reported within our previously filed financial statements for the years ended December 31, 2003 and 2004. After an extensive review and consultation with our independent registered public accountants and our audit committee, we determined that we must restate our historical financial statements for the years ended December 31, 2003 and 2004 as well as the interim financial statements for 2003, 2004, and 2005. Specifically, we have determined that, with respect to the accounting for the convertible debentures, the interpretation and application of EITF No. 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" was not correct at the time the convertible debentures were initially recorded and upon conversion price resets related to the convertible debentures. As a result of this determination, we restated our financial statements and quarterly results of operations (unaudited) included in this annual report and are in the process of restating the consolidated condensed interim financial statements for the 2005 and 2004 periods contained in our 2005 quarterly reports on Form 10-Q. The modifications in the restated financial statements relate to non-cash charges that do not affect our revenues, cash flows from operations or liquidity. These restated financials reflect an increase in per share loss to common stockholders of $0.01 for the year ended December 31, 2003 and a decrease in per share loss to common stockholders of $0.07 for the year ended December 31, 2004.

      (a)Based on SEC guidance presented at the 2005 annual AICPA National Conference on current SEC and PCAOB developments, we re-evaluated the accounting for our March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". We concluded that bifurcation was not required and that EITF 00-27should have been applied. We did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment and subsequent price resets for the Debentures that were originally applied and reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2003 and 2004, and in our Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 were not correctly applied and that, therefore, a restatement of the our financial statements for the periods referenced above was required. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the issuance of the October 2003 Debenture and the August 2004 Private Placement (See Notes 8 & 9 to the consolidated financial statements contained herein for more details on these resets), it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures. The total impact of this restatement on our statement of operations was to decrease the net loss applicable to common stockholders for the year ended December 31, 2004 by $2,959,000 or $0.07 per share, and to increase the net loss applicable to common stockholders by $287,000 or $0.01 per share for the year ended December 31, 2003.

      (b)The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2003 and 2004, and our Quarterly reports on Form 10-Q for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to the Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances was determined to have been applied incorrectly at the time of issuance. The total impact of this restatement on our statement of operations was to decrease the net loss applicable to common stockholders for the year ended December 31, 2004 by $263,000 or $0.01 per share, and to increase the net loss applicable to common stockholders for the year ended December 31, 2003 by $158,000 or $0.00 per share.

      (c)The accounting treatment set forth in FASB Statement No. 123, "Accounting for Stock-Based Compensation", for the issuance of the June 2008, May 2009 and June 2009 Warrants (collectively "the Warrants")(See Note 8 in the consolidated financial statements contained herein for more detail on these transactions) that was originally interpreted and reflected in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 and 2004, was not correctly applied and that, therefore, a restatement of our financial statements for the period referenced above was required. The warrants issued as incentive to exercise prior warrant issuances are reflected as a deemed dividend at the date of issuance, where previously these warrants were either recorded as additional debt discount or as a financing charge at date of issuance. The total impact of this restatement on our statement of operations was to decrease non-cash finance charges for the years ended December 31, 2003 and 2004 by $1,320,000 and $4,031,000, or $0.04
and $0.08 per share, respectively, and increase the net loss to common stockholders for the years ended December 31, 2003 and 2004 due to the deemed dividend by $1,320,000 and $4,031,000, or $0.04 and $0.08 per share, respectively.

      As a result of the corrections of the errors as of December 31, 2004 and for the years ended December 31, 2003 and 2004 described above, we have restated our consolidated financial statements in this amended Annual Report on Form 10-K/A.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                       Audited Consolidated Balance Sheet
                                 (in Thousands)

                                                December 31,                                         December 31,
                                                    2004                  Adjustments                    2004
                                                As previously                                          Restated
                                                  Reported
                                               --------------------------------------------------------------------
                   ASSETS
Current assets:
 Cash and cash equivalents                           $    8,813                                          $    8,813
 Short term investments                                   7,924                                               7,924
 Inventory                                                2,148                                               2,148
 Accounts and other receivables                             139                                                 139
 Prepaid expenses and other current assets
                                                            266                                                 266

                                               ----------------                                      --------------
         Total current assets                            19,290                                              19,290
                                               ----------------                                      --------------

Property and equipment, net                               3,303                                               3,303
Patent and trademark rights, net                            908                                                 908
Investment                                                   35                                                  35

Deferred financing costs                                    319               121  (b)                          440
Advance receivable                                        1,300                                               1,300
Other assets                                                 17                                                  17

                                               ----------------                                      --------------
         Total assets                                $   25,172               121                        $   25,293
                                                     ==========                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $      526                                          $      526
 Accrued expenses                                         1,012                                               1,012
 Current portion of long-term debt                        3,248               570  (a)(b)(c)                  3,818
                                               ----------------                                      --------------
 Total current liabilities                                4,786               570                             5,356
                                               ----------------                                      --------------

 Long-term debt-net of current portion
                                                            305               189  (a)(b)(c)                    494

Commitments and contingencies


Stockholders' equity:
 Preferred stock                                              -                 -                                 -
 Common stock                                                50                                                  50
 Additional paid-in capital                             158,024           (3,415)  (a)(b)(c)                154,609
 Accumulated other comprehensive income
                                                           (10)                                                (10)
 Accumulated deficit                                  (137,983)             2,777  (a)(b)(c)              (135,206)

                                               ----------------                                      --------------
 Total stockholders' equity                              20,081             (638)                            19,443
                                               ----------------                                      --------------

 Total liabilities and stockholders' equity          $   25,172               121                        $   25,293
                                                     ==========                                          ==========

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(c) Includes restatement adjustment for the issuance of the June 2008, May 2009 and June 2009 warrants as incentives to exercise prior warrant issuance, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                  Audited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2003

                                                December 31,                                          December 31,
                                                    2003           Adjustments                            2003
                                                    ----                                                  ----
                                                As previously                                           Restated
                                                  Reported
                                              -----------------------------------------------------------------------
Revenues:
Sales of product net                                $       509                                          $       509
Clinical treatment programs                                 148                                                  148
                                              -----------------                                     ----------------

Total Revenues:                                             657                                                  657

Costs and expenses:
Production/cost of goods sold                               502                                                  502
Research and development                                  3,150                                                3,150
General and administrative                                4,257                                                4,257
                                              -----------------                                     ----------------

Total costs and expenses                                  7,909                                                7,909

Interest and other income                                    80                                                   80
Interest expense                                          (253)                                                (253)
Financing costs                                         (7,345)               875  (a)(b)(c)                 (6,470)
                                              -----------------------------------                   ----------------

Net loss                                            $  (14,770)               875  (a)(b)(c)             $  (13,895)

Deemed dividend                                               -           (1,320)  (c)                       (1,320)
                                              -----------------------------------                   ----------------

Net loss applicable to common
stockholders                                        $  (14,770)             (445)  (a)(b)(c)             $  (15,215)
                                                    ===========                                          ===========

Basic and diluted loss per share                    $     (.42)          $ (0.01)                        $     (.43)
                                                    ===========          ========                        ===========

Weighted average shares outstanding                  35,234,526                                           35,234,526
                                                     ==========                                           ==========

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(c) Includes restatement adjustment for the issuance of the June 2008, May 2009 and June 2009 warrants as incentives to exercise prior warrant issuance, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                  Audited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2004

                                                        December 31,                                      December 31,
                                                            2004               Adjustments                    2004
                                                            ----                                              ----
                                                       As previously
                                                          Reported                                          Restated
                                                     -----------------------------------------------------------------
Revenues:
Sales of product net                                       $     1,050                                     $     1,050
Clinical treatment programs                                        179                                             179

Total Revenues:                                                  1,229                                           1,229

Costs and expenses:
Production/cost of goods sold                                    2,112                                           2,112
Research and development                                         3,842                                           3,842
General and administrative                                       6,164                                           6,164
                                                     -----------------                                     -----------

Total costs and expenses                                        12,118                                          12,118

Equity loss and write off of  investments in
unconsolidated affiliates
                                                                 (373)                                           (373)
Interest and other income                                           49                                              49
Interest expense                                                 (384)                                           (384)
Financing costs                                               (12,543)            7,253  (a)(b)(c)             (5,290)
                                                     ----------------------------------                    -----------

Net loss                                                   $  (24,140)            7,253                    $  (16,887)

Deemed dividend                                                      -          (4,031)  (c)                   (4,031)
                                                     ----------------------------------                    -----------

Net loss applicable to common stockholders                 $  (24,140)            3,222                    $  (20,918)
                                                           ===========                                     ===========

Basic and diluted loss per share                           $     (.53)           $ 0.07                    $     (.46)
                                                           ===========           ======                    ===========

Weighted average shares outstanding                         45,177,862                                      45,177,862
                                                           ===========                                     ===========

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(c) Includes restatement adjustment for the issuance of the June 2008, May 2009 and June 2009 warrants as incentives to exercise prior warrant issuance, as described above.

Result of Operations

Years Ended December 31, 2005 vs. 2004 (restated)

Net loss applicable to common stockholders

      Our net loss applicable to common stockholders of $12,446,000 for the year ended December 31, 2005 was down 41% compared to the same period in 2004, as restated. This reduction of $8,472,000 in loss was primarily due to: 1) lower costs associated with non-cash financing charges related to our convertible debentures and related warrants. These non-cash financing costs were down
$2,557,000  and  represents 58% of the change in net loss from period to period,
2) production/cost of goods sold expenditures were down $1,721,000 due to increased expenditures during 2004 associated with ramping up of the New Brunswick facility for further production of Alferon N Injection(R), 3) deemed dividend of $4,031,000 recorded upon the issuance of warrants to our debenture holders as incentive to exercise prior warrant issuances in 2004, and 4) lower non-cash stock compensation expenses of approximately $1,609,000. These lower expenses were slightly offset by an increase in research & development ("R & D") costs during the current period of approximately $1,376,000 mainly due to costs associated with the future manufacture on technology at Hollister-Stier, our contract manufacturer of Ampligen(R). Net loss applicable to common stockholder per share was $(.24) for the current period versus $(.46) in the same period in 2004, as restated.

      The stock compensation expense noted above is due to a one-time, non-recurring event in that 1,450,000 warrants were granted to Dr. Carter in 2003 and fully expensed in the amount of $1,769,000 upon vesting in 2004. These warrants were granted in exchange for Dr. Carter agreeing not to exercise his warrants/options unless, or until, stockholders approved an increase in our authorized shares. This agreement with Dr. Carter allowed us to complete the July 2003 Debenture transactions.

Revenues

      Total revenues for the year ended December 31, 2005 were $1,083,000 as compared to $1,229,000 for the same period in 2004. Alferon N Injection(R) sales of $910,000 in 2005 were down $140,000 or 13% while Ampligen(R) sold under the cost recovery clinical program was down $6,000 or 3%. The decline in Alferon N Injection(R) sales can be attributed to increased competition from rival products, specifically, 3M Pharmaceutical's product Aldera. Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. After screening the patient's enrollment records, we ship Ampligen(R) to the physician. A typical six-month treatment therapy costs the patient about $7,200 for Ampligen(R). This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R) and 2) collection of clinical data relating to the patients' treatment and results.

Production costs/cost of goods sold

      Our costs for production/cost of goods sold were down $1,721,000 for the year ended December 31, 2005 compared to the same period in 2004. $1,642,000 of this decrease in production costs is primarily due to expenses incurred in 2004 related to preparing the New Brunswick facility for the production of Alferon N Injection(R). There were no such costs in 2005. We are nearing completion of the construction of the production line within our own facility in New Brunswick for Ampligen(R) raw materials which was started in 2005. This installation will increase production capacity, improve efficiency and assure compliance with worldwide drug manufacturing standards and processes.

      Alferon N Injection(R) cost of goods sold for the year ended December 31, 2005 and 2004 were $391,000 and $470,000, respectively. Since acquiring the right to manufacture and market Alferon N Injection(R) in March 2003, we have converted the work-in-progress inventory into finished goods as needed. This work-in-progress inventory included three production lots totaling the equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. Approximately 42,000 vials have been produced. Our contractor, Hospira completed the labeling and packaging of approximately 12,000 vials of Alferon N Injection(R) inventory and these vials were released into finished goods inventory in November 2005. Hospira gave notice that they will no longer label and package Alferon N Injection(R) as they are seeking larger production runs for cost efficiency purposes. We have identified two manufacturers to replace Hospira and, on February 8, 2006, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, we will supply raw materials in sufficient production quantities and provide technical information to the project.

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

      The installation of a Ampligen(R) raw material production line within our New Brunswick facility has been completed and is now in production. The transfer of Ampligen(R) raw material production to our own facilities has obvious advantages with respect to overall control of the manufacturing process, keeping costs down and controlling regulatory compliance issues (other parts of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent and reliable basis. As of April 30, 2006, we have capitalized approximately $1,400,000 towards the construction and installation of this production line. The anticipated completion date for the first lot of Ampligen(R) raw material being produced is the second quarter 2006. We estimate the total cost of establishing this production line to be some $1,900,000, including modifications to our New Brunswick facility. This polymer production line will have the capacity to produce up to four kilograms per week, or 100 kilograms per year which should allow us to manufacture up to one-half million 400 mg doses per year. We have identified three contract manufacturers to expand polymer manufacture, if necessary, and obtained preliminary proposals from two and initiated discussions with the third.

Research and Development costs

      Overall research and development direct costs for the year ended December 31, 2005 and 2004 were $5,218,000 and $3,842,000, respectively. These costs in 2005 reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases, cancers and on-going clinical trials involving patients with HIV. In addition, these costs reflect direct costs incurred relating to the development of Alferon(R) LDO (low dose oral interferon alfa-N3, human leukocyte derived). We have over approximately 130,000 doses on hand of Alferon(R) LDO which have been prepared for use in clinical trials treating patients affected with the SARS, Avian Flu or other potentially emerging infectious diseases.

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

      We had  originally  targeted  a late  2004  filing  date  for this NDA for
Ampligen(R). In order to respond to changes in the regulatory environment that place a greater emphasis on the safety and efficacy of all new experimental drug candidates, we are now incorporating a larger sample of data from our previous trials. The NDA filing will now include data accumulated from 45,000 administrations of the studied drug to approximately 750 ME/CFS patients. We plan to complete and file the NDA before year end 2006.

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

General and Administrative Expenses

      General and Administrative ("G&A") expenses for the years ended December 31, 2005 and 2004 were approximately $5,389,000 and $6,164,000, respectively. The decrease in G&A expenses of $775,000 is primarily due to a non-cash stock compensation charge in 2004 of $1,769,000 resulting from the issuance of 1,450,000 warrants to purchase common stock at $2.20 per share to Dr. Carter in 2003 that vested in the first quarter 2004. Higher professional fees, specifically legal costs, during 2005, slightly offset this decrease in G&A as we initiated legal proceedings seeking injunction relief and damages against conspiratorial group engaged in illegal activities to take over Hemispherx and enrich themselves at the expense of our stockholders. Please see Item 3. "Legal Proceedings" in Part I, above for more information.

Interest and Other Income

      Interest and other income for the years ended December 31, 2005 and 2004 totaled $590,000 and $49,000, respectively. The increase in interest and other income during the year can primarily be attributed to the maturing of marketable securities during the 2005 period. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

      Non-cash financing costs and interest expenses were approximately $3,121,000 for the year ended December 31, 2005 versus $5,674,000 for the same period a year ago, as restated. Non-cash financing costs consist of the amortization of Original Issue Discounts and amortization of the costs associated with beneficial conversion features of our debentures and the relative fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." The main reason for the decrease in financing costs and interest expense of $2,557,000 or 45% can be attributed to the aggregate total of these charges being reduced since 2004 due to decreased amortization charges as well as lower charges related to the conversion of debentures and the principal amounts decreasing. Please see Note 8 in the consolidated financial statements contained herein for more details on these transactions.

Deemed Dividend

Deemed dividend for the years ended December 31, 2004 and 2005, was $4,031,000 and $0 respectively. This represents the fair value of the warrants issued to our debenture holders as incentive to exercise prior warrant issuances.

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

Net loss applicable to common stockholders

      Non-cash charges materially affected our net losses applicable to common stockholders for the years ended December 31, 2004 and 2003. Our losses, as restated, of $20,918,000 for the year ended December 31, 2004, include non-cash financing charges of $5,290,000, non-cash charges of $2,000,000 for stock compensation expenses and a $4,031,000 non-cash charge due to the fair value ascribed to warrant issuances to our debenture holders as incentive to exercise prior warrant issuances. The losses for the same period, as restated, in 2003 of $15,215,000 included non-cash financing charges of $6,470,000. This $5,703,000 increase in net loss primarily represents an increase of $692,000 in research and development expenses, an increase of $1,610,000 in production/cost of goods sold and an increase of $2,711,000 attributed to the warrants issued as incentive to or debenture holders to exercise prior warrant issuances. The non-cash charge due to the fair value ascribed to the warrant issuance to our debenture holders as incentive to exercise prior warrant issuances was $1,320,000 in 2003. The increase in our research and development costs were the result of 1) costs incurred in the development of a more efficient bottling manufacturing process for Alferon N Injection(R), 2) vials abstracted from the third lot of Alferon N Injection(R) inventory for research and development purposes, and 3) costs associated with using Alferon N Injection(R) in a clinical trial to treat patients infected with the West Nile Virus. Our production cost/cost of goods sold increased due to 1) higher Alferon N Injection(R) sales, 2) costs related to preparing our New Brunswick, NJ facility for the installation of the lab now located in Rockville, MD, and 3) expanding production at our New Brunswick facility to include Ampligen(R) raw material. The $2,000,000 for stock compensation expense primarily consisted of $1,769,000 resulting from warrants issued to Dr. Carter in 2003 that vested in the first quarter 2004.

Revenues

      Revenues for the year ended December 31, 2004 were $1,229,000 as compared to revenues of $657,000 for the same period in 2003. Revenues for the year ended December 31, 2004 from sales of Alferon(R) N totaled $1,050,000 versus $509,000 for the period of March 11, 2003, the date we acquired the rights to the Alferon(R) N business from ISI, through December 31, 2003. Sales of Alferon(R) N are anticipated to increase as we have more product available and intend to expand our marketing/sales programs on an international basis. Revenues from our ME/CFS cost recovery treatment programs principally underway in the U.S., Canada and Europe were $179,000 for the year ended December 31, 2004 versus $148,000 for the year ended December 31, 2003. These clinical treatment programs allow us to provide Ampligen(R) therapy at our cost to severely debilitated ME/CFS patients. Under this program the patients pay for the cost of Ampligen(R) doses infused. These costs total approximately $7,200 for a 24-week treatment program.

      We  executed a  Memorandum  of  Understanding  (MOU) in January  2004 with
Astellas Pharma ("Astellas"), formally Fujisawa Deutschland GmbH, a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The MOU required us to file the full report on the results of our AMP 516 Clinical Trial with Astellas by May 31, 2004. If the full report was not provided to Astellas by May 31, 2004 and Astellas did not wish to exercise its option, we would have been required to refund one half of the 400,000 Euro fee. We submitted our initial report to Astellas on May 28, 2004 and responded to subsequent inquiries for additional information. The option period ends 12 weeks after the later of Astellas's review of the full report on the results of our Amp 516 clinical trial and Astellas's meeting with three of the trial's principal investigators. We received an initial fee of 400,000 Euros (approximately $497,000 US). If we did not provide them with the full report by December 31, 2004 and Astellas did not wish to exercise its option, we would be required to refund the entire fee. On November 9, 2004, Astellas exercised their right to terminate the MOU. We did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome
(CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, we have determined to follow a decentralized filing procedure which was not anticipated in the MOU. We believe that it now is in the best interest of our stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to the agreement of the parties we refunded 200,000 Euros ($248,000 USD) to Astellas in the fourth quarter 2004. We recorded the remaining 200,000 Euros ($271,000 and $241,000
USD) as an accrued liability as of December 31, 2004 and 2005, respectively.

Production costs/cost of goods sold

      Production costs for the year ended December 31, 2004 and 2003 were $2,112,000 and $502,000, respectively. These costs reflect approximately $470,000 for the cost of sales of Alferon N Injection(R) for the year ended December 31, 2004. In addition, costs of sales for Alferon N Injection(R) for the period March 11, 2003 (acquisition date of inventory from ISI) through December 31, 2003 amounted to $240,000. The remaining production costs in 2004 represented expenditures associated with preparing the New Brunswick facility for the installation of the lab previously located in Rockville, MD and for further production of Alferon N Injection(R) and Ampligen(R) raw materials. In August 2004, we released most of the second lot of product (approximately 13,000 vials) to Abbott laboratories for bottling and realized approximately 12,000 vials of Alferon(R) N. Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatible vial size for manufacturing of Alferon N Injection(R). Our production and quality control personnel in our New Brunswick, NJ facility are involved in the extensive process of manufacturing and validation required by the FDA.

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

General and Administrative Expenses

      General and Administrative ("G&A") expenses for the year ended December 31, 2004 and 2003 were approximately $6,164,000 and $4,257,000, respectively. The increase in G&A expenses of $1,907,000 during this period is primarily due to non-cash charges of $2,000,000 for stock compensation expenses in 2004. These stock compensation charges consisted of $1,769,000 resulting from warrants issued to Dr. Carter in 2003 that vested in 2004 and directors' fees paid in 2004 of $231,000. The warrants noted above vested upon the second ISI asset closing which occurred on March 17, 2004. In addition, investment banking fees relating to assistance in financing matters increased in 2004 by approximately $124,000. These increases were offset by a decrease in professional fees in 2004 of approximately $191,000 as compared to a year earlier. These services fees related to the acquisition of ISI.

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

Interest Expense and Financing Costs

      Interest expense and financing costs, as restated, were $5,674,000 for the year ended December 31, 2004 versus $6,723,000 for the same period in 2003. Non-cash financing costs consist of the amortization of Original Issue Discounts and the amortization costs associated with beneficial conversion features of our debentures and the fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs."

Deemed Dividend

Deemed dividend for the years ended December 31, 2003 and 2004, was $1,320,000 and $4,031,000, respectively. This represents the fair value of the warrants issued to our debenture holders as incentive to exercise prior warrant issuances.

Liquidity and Capital Resources

      Cash used in operating activities for the year ended December 31, 2005 was $7,231,000. Cash provided by financing activities for the year ended December 31, 2005 amounted to $8,029,000, primarily from the sale of common stock. As of April 30, 2006, we had approximately $23,900,000 in cash and cash equivalents and short-term investments, or an increase of $7,630,000 from December 31, 2005. These funds should be sufficient to meet our operating cash requirements including debt service for the next 18 months.

      On April 12, 2006 we entered into a common stock purchase agreement with Fusion Capital. Fusion Capital has agreed to purchase up to $50,000,000 of our common stock over a period of approximately 25 months. Refer to the "Financing; Equity Financing" section below for more details on this agreement. Over the long term, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of our clinical trials for which cost recovery from participants has been approved.

FINANCING

Debentures

      As of May 24, 2006, the investors have received installment payments of $2,388,888 and have converted an aggregate $14,503,023 principal amount of debt from the debentures as noted below:

--------------------------------------------------------------------------------------------------------------------------------
                                                        Installment           Remaining          Common Shares     Common Shares
                   Original       Debt Conversion       payments in           Principal           issued for         issued in
Debenture      Principal Amount   to Common Shares      Common Shares           Amount            Conversion        installments
--------------------------------------------------------------------------------------------------------------------------------
Mar 2003         $ 5,426,000         $ 5,426,000         $        --         $        --           3,716,438                  --
--------------------------------------------------------------------------------------------------------------------------------
Jul 2003           5,426,000           5,426,000                  --                  --           2,870,900                  --
--------------------------------------------------------------------------------------------------------------------------------
Oct 2003           4,142,357           2,071,178                  --           2,071,179           1,025,336                  --
--------------------------------------------------------------------------------------------------------------------------------
Jan 2004           4,000,000           1,079,845           1,888,888           1,031,268             507,257           1,094,149
--------------------------------------------------------------------------------------------------------------------------------
Jul 2004           2,000,000             500,000             500,000           1,000,000             240,385             331,669
--------------------------------------------------------------------------------------------------------------------------------
Totals           $20,994,357         $14,503,023         $ 2,388,888         $ 4,102,447           8,360,316           1,425,818
--------------------------------------------------------------------------------------------------------------------------------

      Pursuant to the terms and conditions of all of the outstanding Debentures, we have pledged all of our assets, other than our intellectual property, as collateral, and we are subject to comply with certain financial covenants.

      In connection with the Debenture agreements, we have outstanding letters of credit of $1,000,000 as additional collateral.

      We failed to timely file our 2005 Annual Report on Form 10-K with the Securities and Exchange Commission pursuant to the 1934 Act, and therefore, were in violation of our covenant within our debenture agreements to timely file. We obtained waiver letters from the debenture holders regarding the failure to meet this covenant.

See Note 8 of the consolidated financial statements for a full description of all Debentures.

Equity Financing

On April 12, 2006, we entered into a common stock purchase agreement (the "2006 Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50.0 million over a period of approximately 25 months as described below. We have the right to suspend such purchases or terminate the agreement at any time. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $1.00.

The purchase price per share will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the average of the three lowest closing sale prices of our common stock during the twelve consecutive trading days prior to the date of a purchase by Fusion Capital.

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction. Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if it, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the 2006 Purchase Agreement which would allow it to avoid the 9.9% limitation. Without prior stockholder approval, we do not have the right or the obligation under the Agreement to sell shares to Fusion Capital in excess of 12,386,723 shares (i.e. 19.99% of the 61,964,598 outstanding shares of our common stock on April 12, 2006, the date the 2006 Purchase Agreement) inclusive of the commitment shares (discussed below). We would have to average a purchase price of approximately $4.28 per share to receive the full $50.0 million under the common stock purchase agreement if we do not receive stockholder approval.

We also have the right to increase the daily purchase amount at any time, provided however, we may not increase the daily purchase amount above $100,000 unless our stock price is above $1.90 per share for five consecutive trading days. Specifically, for every $0.10 increase in Threshold Price (as defined below) above $1.90, we have the right to increase the daily purchase amount by up to an additional $10,000. The "Threshold Price" is the lowest sale price of our common stock during the five trading days immediately preceding our notice to Fusion Capital to increase the daily purchase amount. If at any time during any trading day the sale price of our common stock is below the Threshold Price, the applicable increase in the daily purchase amount will be void.

In addition to the daily purchase amount, we may elect to require Fusion Capital to purchase on any single trading day the following:

      o $250,000 if our common stock trades at $1.50 or better for five trading days.

      o $500,000 if our common stock trades at $3.00 or better for five trading days.

      o $1,000,000 if our common stock trades at $5.00 or better for five trading days.

      o $2,000,000 if our common stock trades at $8.00 or better for five trading days.

The price at which such shares would be purchased will be the lesser of (i) the lowest Sale Price on the trading day that such purchase notice was received Fusion Capital or (ii) the lowest purchase price (as defined above) during the previous ten trading days prior to the date that such purchase notice was received by Fusion Capital.

We have agreed to file a registration statement with the Securities and Exchange Commission on or before June 30, 2006 covering the shares of our common stock to be issued under the 2006 Purchase Agreement and to keep it effective until the earlier of the date that all shares are sold or can be sold pursuant to the provisions of Rule 144(k) under the Securities Act. While there are no liquidated damages provisions, as noted below, if we do not timely file the registration statement or keep it effective, Fusion Capital may terminate the agreement.

Generally, Fusion Capital may terminate the common stock purchase agreement without any liability or payment to us upon the occurrence of any of the following events of default:

o our failure to timely file the registration statement or, once the registration statement is declared effective, the effectiveness of the registration statement lapses for any reason or is unavailable to Fusion Capital for sale of our common stock and such lapse or unavailability continues for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;

o suspension by our principal market of our common stock from trading for a period of three consecutive trading days;

o the de-listing of our common stock from the American Stock Exchange, our principal market, provided our common stock is not immediately thereafter trading on the Nasdaq National Market, the Nasdaq SmallCap Market or the New York Stock Exchange or the OTC Bulleting Board;

      o the transfer agent's failure for five trading days to issue to Fusion Capital shares of our common stock which Fusion Capital is entitled to under the 2006 Purchase Agreement;

      o any material breach of the representations or warranties or covenants contained in the 2006 Purchase Agreement or any related agreements which has or which could have a material adverse affect on us subject to a cure period of 10 trading days;

      o any participation or threatened participation in insolvency or bankruptcy proceedings by or against us;

      o a material adverse change in our business, properties, operations, financial condition or results of operations; or

      o the issuance of an aggregate of 12,386,723 shares to Fusion Capital under our agreement and we fail to obtain the requisite stockholder approval.

We have the unconditional right at any time for any reason to give notice to Fusion Capital terminating the 2006 Purchase Agreement. Such notice shall be effective one trading day after Fusion Capital receives such notice.

Under the terms of 2006 Purchase Agreement, Fusion Capital has received 321,751 shares of our common stock as a partial commitment fee and is entitled to receive up to an additional 321,751 commitment shares. These additional commitment shares will be issued in an amount equal to the product of (x) 321,751 and (y) the Purchase Amount Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares are being purchased by Fusion Capital and the denominator of which is $50,000,000. Unless an event of default occurs these shares must be held by Fusion Capital until 25 months from the date of the 2006 Purchase Agreement or the date such agreement is terminated or in the event that certain conditions precedent are not met such as the registration statement not being declared effective by August 31, 2006.

      We anticipate using the proceeds from this financing for general corporate purposes.

      On July 8, 2005, we entered into a common stock purchase agreement (the "2005 Agreement") with Fusion Capital, pursuant to which Fusion Capital agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock, unless our stock price equals or exceeds $2.00 in which case the daily amount may be increased under certain conditions as the price of the common stock increases, up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at our discretion. As of April 3, 2006, Fusion Capital purchased 8,791,838 shares for gross proceeds of the full $20.0 million. Pursuant to the Agreement, in our discretion, we could elect to sell less common stock to Fusion Capital than the daily amount or increase the daily amount as the market price of our stock increases. The purchase price of the shares of common stock was equal to a price based upon the market price of the common stock without any fixed discount to the market price. Fusion Capital did not have the right or the obligation to purchase shares of our common stock in the event that the price of the common stock is less than $1.00. Pursuant to our agreement with Fusion Capital, on July 31, 2005, we registered for public sale by Fusion Capital up to 10,795,597 shares of our common stock.

      In connection with entering into the above agreement with Fusion Capital, in July 2005, we issued to Fusion Capital 402,798 shares of common stock. 392,798 of these shares represented 50% of the commitment fee due Fusion Capital with the remaining 10,000 shares issued as reimbursement for expenses. An additional 392,799 shares, representing the remaining balance of the commitment, are issuable in conjunction with daily purchases of common stock by Fusion Capital. These additional commitment shares were issued in an amount equal to the product of (x) 392,799 and (y) the Purchase Amount Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares are being purchased by Fusion Capital and the denominator of which is $20,000,000. As of April 5, 2006, Fusion Capital was issued 392,799 shares towards this remaining commitment fee.

      Please see Note 8 - "Debenture Financing" and Note 9 "Stockholder's Equity" in the consolidated financial statements contained herein for more details on debenture and stock financings.

                                               (dollars in thousands)
                                            Obligations Expiring by Period
Contractual Cash Obligations           =========================================
                                         Total           2006         2007-2008
                                         ======         ======         ======
Operating Leases                         $  258         $  193         $   65

Convertible Debentures

October 2003                              2,071              -          2,071

January 2004                              1,365              -          1,365

July 2004                                 1,500              -          1,500

Interest on 7% Convertible Notes            524            175            349
                                         ------         ------         ------
Total                                    $5,718         $  368         $5,350
                                         ======         ======         ======

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

      Beyond those restricted stock and stock option awards previously granted, we cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by the Human Resources Committee of our Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption. We believe this pronouncement will have a material impact on our consolidated financial statements.

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

      In June 2005, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 05-02 "The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock", which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer's discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered "conventional" for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 did not have a material effect on our consolidated financial statements or results of operations.

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

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29." SFAS 152 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Non-monetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

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

Inventories

      We use the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Patents and Trademarks

      Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over the estimated useful life of 17 years We review our patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential. In addition, management's review addresses whether each patent continues to fit into our strategic business plans.

Convertible Securities with Beneficial Conversion Features

      The March 2003, July 2003, October 2003, January 2004 and July 2004 Debenture issuances and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. We determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Discounts derived from determining the beneficial conversion feature and fair value of the warrants based on the relative fair value of the proceeds are amortized to financing costs over the remaining life of the debenture in accordance with the effective interest method of accounting. The unamortized discount upon the conversion of the debentures is expensed to financing cost on a pro-rata basis.

Stock Based Compensation

      We follow Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." We chose to apply Accounting Principal Board Opinion 25 and related interpretations in accounting for stock options granted to our employees.

      We provide pro forma disclosures of compensation expense under the fair market value method of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

      For stock warrants or options granted to non-employees, we measure the fair value of the equity instruments utilizing the Black-Scholes method if that value is more reliably measurable than the fair value of the consideration or service received. We amortize such cost over the related period of service.

Concentration of Credit Risk

      Our policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being credit worthy, or in short-term money markets, which are exposed to minimal interest rate and credit risks. At and since December 31, 2005, we have had bank deposits and overnight repurchase agreements that exceed federally insured limits.

      Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables consist principally of amounts due from wholesale drug companies as of December 31, 2005.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

      We had approximately $16,204,000 in cash and cash equivalents and short-term investments at December 31, 2005. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to twelve month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      None.

ITEM 9A. Controls and Procedures.

Effectiveness of Control Procedures

      As of December 31, 2005, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e)promulgated under the Securities Act of 1934, as amended, as of December 31, 2005. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Because of the material weaknesses described in Management's Report on Internal Control Over Financial Reporting, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

      We made no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f), under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our Board of Directors, management and other personnel, and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on its financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control--Integrated Framework, (COSO). Based on this assessment, management has identified the following material weaknesses as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      1. Financial Statement Close and Reporting Process - We did not maintain effective controls over the financial statement close and reporting process because we lacked a complement of personnel able to devote sufficient time and adequate financial reporting expertise commensurate with quarterly and year-end financial statement close requirements, which include the financial statement preparation and disclosures. Additionally, we had inadequate policies and procedures providing for a detailed comprehensive review of the underlying information supporting the amounts including in our annual and interim consolidation financial statements and disclosures. The lack of personnel resources with specific technical accounting and financial accounting expertise contributed to the material weakness discussed in number two below.

      2. We did not maintain effective controls over the initial recording of our convertible debentures that contained beneficial conversion features (including incorrect recording of investment banking fees incurred and subsequent conversion price resets) and the accounting for warrants and options issued to non-employees. Our interpretation and application of EITF No. 00-27, FASB Statement 133, EITF 98-5 and EITF 00-19 was not correct at the time the convertible debentures were initially recorded (2003 through July 2004), and our interpretation and application of FASB statement No. 123 was not correct in recording certain warrant and option issuances to non-employees. These control deficiencies resulted in the restatement of the 2004 and 2003 annual consolidated financial statements as well as to the unaudited consolidated interim financial statements for each of the three years in the period ended December 31, 2005.

      Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria set forth in "Internal Control--Integrated Framework" issued by the COSO.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plans for Remediation of Material Weaknesses

      Convertible debenture arrangements are inherently complicated and are not classified as normal recurring transactions. The root of the referenced non-cash restatements above stems from our entering into complex convertible debenture arrangements during the periods from March 2003 through July 2004. We have not entered into any debenture arrangements thereafter. We have taken, and plan to take, additional steps to remediate the material weaknesses concerning convertible debentures that contained beneficial conversion features (including incorrect recording of investment banking fees incurred and subsequent conversion price resets) and the accounting for warrants and options issued to non-employees. Our interpretation and application of EITF No. 00-27, FASB Statement 133, EITF 98-5 and EITF 00-19 was not correct at the time the convertible debentures were initially recorded (2003 through July 2004), and our interpretation and application of FASB statement No. 123 was not correct in recording certain warrant and option issuances to non-employees. In March 2006, we increased the time allocated by our financial consultant with regards to remediating these disclosed internal control weaknesses and the financial consultant will spend additional time monitoring our internal controls on an on-going basis. In addition, we have subscribed to CCH's "Accounting Research Manager," a recognized on-line service in order to maintain up-to-date accounting guidance to enhance internal control over both financial reporting and disclosure requirements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Hemispherx Biopharma, Inc.
Philadelphia, Pennsylvania

      We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that Hemispherx Biopharma, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management's assessment based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hemispherx Biopharma, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

      As of December 31, 2005, the Company did not maintain effective controls over the financial statement close and reporting process because the Company lacked a complement of personnel able to devote sufficient time and adequate financial reporting expertise commensurate with the quarterly and year-end financial statement close requirements, which include financial statement preparation and disclosures.

      As of December 31, 2005 the Company did not maintain effective control over the initial recording of the convertible debentures that contained beneficial conversion features, including incorrect recording of investment banking fees incurred and subsequent debenture conversion price resets dating back to 2003 and the accounting for warrants and options.

      The material weaknesses were considered in determining the nature, timing and extent of the audit tests applied in our audit of the Company's consolidated financial statements as of and for the year ended December 31, 2005, and this report does not affect our report dated June 1, 2006 on those consolidated financial statements.

      In our opinion, management's assessment that Hemispherx Biopharma, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Hemispherx Biopharma, Inc. because of the effect of the material weaknesses described above on the achievement objectives and control criteria, the Company has not maintained effective control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

      We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated June 1, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN LLP
-----------------------------
Philadelphia, PA
June 1, 2006

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

Audit Committee and Audit Committee Expert

      Our Audit Committee of the Board of Directors consists of Richard Piani, Committee Chairman, William Mitchell, M.D. and Steven Spence. Mr. Piani, Dr. Mitchell and Mr. Spence are Independent Directors. We do not have a financial expert as defined in Securities and Exchange Commission rules on the committee in the true sense of the description. However, Mr. Piani is a Businessman and has 40 years of experience of working with budgets, analyzing financials and dealing with financial institutions. We believe Mr. Piani, Dr. Mitchell and Iraj-Eqhbal Kiani to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. Our audit committee is responsible for annually recommending independent accountants, preparing the reports or statements as may be required by AMEX or the securities laws, and reviewing: (i) the adequacy of our system of internal accounting controls; (ii) our audited financial statements and reports and discussing the statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; (iii) disclosures by independent accountants concerning relationships with our company and the performance of our independent accountants; and (iv) reviewing and updating our Audit Committee Charter.

Code of Ethics

      Our Board of Directors adopted a code of ethics and business conduct for officers, directors and employees that went into effect on May 19, 2003. This code has been presented, reviewed and signed by each officer, director and employee. You may obtain a copy of this code by visiting our web site at www.hemispherx.net (Corporate Info) or by written request to our office at 1617 JFK Boulevard, Suite 660, Philadelphia, PA 19103.

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

                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

     Name and Principal Position           Year         Salary ($)         Restricted      Warrants & Options        All Other
                                                                          Stock Awards           Awards           Compensation (1)
-----------------------------------------------------------------------------------------------------------------------------------
William A. Carter                          2005             (2) 623,330         -                (3)   645,000          $44,443
  Chairman of the                          2004             (2) 605,175         -                (4)   320,000           32,003
  Board and CEO                            2003             (2) 582,461         -                (5) 1,450,000           28,375

R. Douglas Hulse                           2005            (6) $110,000         -                  (6) 250,000          -
President and COO                          2004                       -         -                            -          -
                                           2003                       -         -                            -          -

Robert E. Peterson                         2005             (7) 253,350         -                  (8) 110,000          -
  Chief Financial                          2004             (7) 221,242         -                  (9)  63,824          -
  Officer                                  2003             (7) 193,816         -                            -          -

David R. Strayer, M.D.                     2005            (10) 207,304         -                (11)   10,000          -
  Medical Director                         2004                 180,394         -                (12)   10,000          -
                                           2003                 190,096         -                            -          -

Carol A. Smith, Ph.D.                      2005                 138,697         -                (11)   10,000          -
  Director of                              2004                 134,658         -                (12)   10,000          -
Process Development                        2003                 140,576         -                            -          -

Mei-June Liao, Ph.D., V.P. of Quality      2005                 153,470         -                (11)   10,000          -
Control                                    2004                 149,000         -                (12)   10,000          -
                                           2003            (13) 100,575         -                            -          -

Robert Hansen                              2005                 135,968         -                (11)   10,000          -
V.P. of Manufacturing                      2004                 132,000         -                (12)   10,000          -
                                           2003             (13)104,500         -                            -          -

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

----------------------------------------------------------------------------------------------------------------------------
                              Individual Grants
----------------------------------------------------------------------------------------------------------------------------
        Name              Number Of        Percentage Of       Exercise    Expiration         Potential Realizable Value At
                          Securities       Total Options/     Price Per       Date            Assumed Rates Of Stock Price
                          Underlying      Warrants Granted    Share (2)                     Appreciation For Options/Warrant
                           Options/       To Employees In                                                  Term
                           Warrants         Fiscal Year                                     --------------------------------
                           Granted            2005(1)                                            5% (3)            10%(3)
----------------------------------------------------------------------------------------------------------------------------
Carter, W.A.                  100,000                47.6        $1.75      4/26/15               $61,950          $129,250
                               70,000                             2.87      12/9/15
                               10,000                             2.61      12/8/15
                              465,000                             1.86      7/1/11
----------------------------------------------------------------------------------------------------------------------------
Hulse, R.D.(4)                250,000                18.5        $1.55      2/14/15                20,000            40,000
----------------------------------------------------------------------------------------------------------------------------
                              100,000                 8.1        $1.75      4/26/15                10,300            20,600
Peterson, R.                   10,000                            $2.61      12/8/15
----------------------------------------------------------------------------------------------------------------------------
Strayer, D.                    10,000                   *        $2.61      12/8/15                 1,300             2,600
----------------------------------------------------------------------------------------------------------------------------
Smith, C.                      10,000                   *        $2.61      12/8/15                 1,300             2,600
----------------------------------------------------------------------------------------------------------------------------
Liao, M.                       10,000                   *        $2.61      12/8/15                 1,300             2,600
----------------------------------------------------------------------------------------------------------------------------
Hansen, R.                     10,000                   *        $2.61      12/8/15                 1,300             2,600
----------------------------------------------------------------------------------------------------------------------------

(1) Total stock options and warrants issued to employees in 2005 were 1,352,600.

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

(4)   Reflects  compensation  beginning  February 2005.  Stock options issued to
      Sage  Healthcare  Advisors,   LLC,  pursuant  to  Mr.  Hulse's  employment
      agreement. Mr. Hulse has direct interest in 41,567 of these options.

The following table sets forth certain information regarding the stock options and warrants held as of December 31, 2005 by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/WARRANT VALUE

                                                      Securities Underlying Unexercised         Value of Unexercised
                                                      Warrants/                                 In-the-Money-Option/Warrant At
                                                      Options at Fiscal Year End Numbers        Fiscal Year End (1)

                                                                                                Dollars

Name                    Shares          Value            Exercisable           Unexercisable    Exercisable        Unexercisable
                        Acquired on     Realized ($)
                        Exercise (#)
------------------------------------------------------------------------------------------------------------------------------------
William Carter                -              -              5,515,378(2)         257,500 (3)          $313,650              $42,500

Robert Peterson               -              -               567,574 (4)          10,000 (5)            76,000                   --

David Strayer                 -              -               137,500 (6)          12,500 (7)             9,850                1,350

Carol Smith                   -              -                49,291 (8)          12,500 (7)             4,750                1,350

Mei-June Liao                 -              -                 7,500 (9)          12,500 (7)             1,350                1,350

Robert Hansen                 -              -                 7,500 (9)          12,500 (7)             1,350                1,350

----------

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

(4) Includes shares issuable upon exercise of (i) options issued in 1997 to purchase 13,750 shares of common stock at $3.50 per share and expiring on January 22, 2007, (ii) options issued in 2001 to purchase 10,000 shares of common stock at $4.03 per share and expiring on January 3, 2011, (iii) warrants issued in 2002 to purchase 200,000 shares of common stock at $2.00 per share expiring on August 13, 2007; (iv) options issued in 2005 to purchase 100,000 shares of common stock at $1.75 per share expiring April 26, 2015. Also includes 243,824 warrants/options originally issued to Robert E. Peterson and subsequently transferred to the Robert E. Peterson Trust of which Robert E. Peterson is owner and Trustee. These securities include options issued in 1996 to purchase 50,000 shares of common stock exercisable at $3.50 per share and expired on February 28, 2006; warrants issued in 1998 to purchase 100,000 shares of common stock at $5.00 per share expiring on April 14, 2006; warrants issued in 2002 to purchase 30,000 shares of common stock exercisable at $5.00 per share expiring on April 30, 2006 and 63,824 stock options issued in 2004 consisting of 50,000 options to acquire common stock at $3.44 per share expiring on June 22, 2014 and 13,824 options to acquire common stock at $2.60 per share expiring on September 7, 2014. The 50,000 options that expired on February 28, 2006 were replaced by the Board of Directors (refer to Item 12. Security Ownership of Certain Beneficial Owners and Management).

(5)   Consists 10,000 options issued in 2005 exercisable at $2.61 per share.

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

      The amended and restated employment agreement provides for Dr. Carter's employment as our Chief Executive Officer and Chief Scientific Officer until December 31, 2010 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date unless we or Dr. Carter give written notice otherwise at least ninety days prior to the termination date or any renewal period. Dr. Carter has the right to terminate the agreement on 30 days' prior written notice. The initial base salary retroactive to January 1, 2005 is $290,888, subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base salary, at the sole discretion of the Compensation Committee of the board of directors, based on his performance or our operating results. Dr. Carter will not participate in any discussions concerning the determination of his annual bonus. Dr. Carter is also entitled to an incentive bonus of 0.5% of the gross proceeds received by us from any joint venture or corporate partnering arrangement. Dr. Carter's agreement also provides that he be paid a base salary and benefits through the last day of the then term of the agreement if he is terminated without "cause", as that term is defined in agreement. In addition, should Dr. Carter terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Dr Carter be paid a base salary and benefits through the last day of the month in which the termination occurred and for an additional twelve month period. Pursuant to his original agreement, Dr. Carter was granted options to purchase 73,728 (post split) shares in 1991. The exercise period of these options was extended through December 31, 2010 and, should Dr. Carter's employment agreement be extended beyond that date, the option exercise period is further extended to the last day of the extended employment period.

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

      On February 14, 2005 we entered into an agreement with The Sage Group of Branchburg, New Jersey for R. Douglas Hulse, an Executive Director of The Sage Group, to serve as President and Chief Operating Officer of our company. In addition, other Sage Group principals and Senior Directors will be made available to assist as needed. The engagement is expected to continue for a period of 18 months; however, it is terminable on 30 days written notice by either party after 12 months. Compensation for the services include a ten year warrant to purchase 250,000 shares of our common stock at an exercise price of $1.55. These warrants were issued to Sage Healthcare Advisors, LLC and are to vest at the rate of 12,500 per month of the engagement with 25,000 vesting upon completion of the eighteenth month. Vesting accelerates in the event of a merger or a purchase of a majority of our assets or equity. We valued these warrants at $256,000 utilizing the Black-Scholes Method. As of December 31, 2005, the $150,000 was expensed to stock compensation expense. The Sage Group also is to receive a monthly retainer of $10,000 for the period of the engagement. In addition, for each calendar year (or part thereof) during which the agreement is in effect, The Sage Group will be entitled to an incentive bonus in an amount equal to 0.5% of the gross proceeds received by us during such year from any joint ventures or corporate partnering arrangements. After termination of the agreement, The Sage Group will only be entitled to receive the incentive bonus based upon gross proceeds received by us during the two year period commencing on the termination of the agreement with respect to any joint ventures or corporate partnering arrangements entered into by us during the term of the agreement. Mr. Hulse will devote approximately two to two and one half days per week to our business.

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

2004 Equity Incentive Plan

      Our 2004 Equity Incentive Plan ("2004 Plan") provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards to our employees, directors, officers, consultants and advisors for the purchase of up to an aggregate of 8,000,000 shares of common stock. The 2004 plan is administered by the board of directors, which has complete discretion to select eligible individuals to receive and to establish the terms of grants under the plan. Stock options awarded under the Equity Incentive Plan may be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than fair market value at the date of grant) as the Board may determine. The Board may provide for options to become immediately exercisable upon a "change in control" as defined in the plan. The number of shares of common stock available for grant under the 2004 Plan is subject to adjustment for changes in capitalization. As of December 31, 2005, 6,014,320 shares were available for grants under the 2004 Plan, 633,080 and 1,352,600 options were issued in 2004 and 2005, respectively. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date

1990 Stock Option Plan

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

Compensation Committee Interlocks and Insider Participation

      Our Compensation Committee of the Board of Directors consists of , the Committee Chairman, William Mitchell, M.D., Richard Piani, Dr. Iraj E. Kiani and are all independent directors. There are no interlocking relationships.

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

Performance Graph

                          Total Return to Shareholders
                      (Includes reinvestment of dividends)

                                                  ANNUAL RETURN PERCENTAGE
                                                        Years Ending

Company Name / Index                   Dec 01   Dec 02     Dec 03      Dec 04      Dec 05
------------------------------------------------------------------------------------------
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

                                                        INDEXED RETURNS
                              Base                        Years Ending
                             Period
Company Name / Index         Dec 00    Dec 01   Dec 02     Dec 03      Dec 04      Dec 05
------------------------------------------------------------------------------------------
HEMISPHERX BIOPHARMA INC      100       94.74    44.84      47.58       40.00       45.68
S&P 600 INDEX                 100      106.54    90.95     126.23      154.82      166.71
PEER GROUP                    100      148.39    80.49      84.78       40.16       23.46

Peer Group Companies
--------------------------------------------------------------------------------
AVI BIOPHARMA INC
IMMUNE RESPONSE CORP/DE
LA JOLLA PHARMACEUTICAL CO
MAXIM PHARMACEUTICALS INC

                                  [BAR CHART]

                           -------------------------
                           TOTAL SHAREHOLDER RETURNS
                           -------------------------

                              Base                        Years Ending
                             Period
Company Name / Index         Dec 00    Dec 01   Dec 02     Dec 03      Dec 04      Dec 05
------------------------------------------------------------------------------------------
HEMISPHERX BIOPHARMA INC      100       94.74    44.84      47.58       40.00       45.68
S&P 600 INDEX                 100      106.54    90.95     126.23      154.82      166.71
PEER GROUP                    100      148.39    80.49      84.78       40.16       23.46

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth as of May 26, 2006, the number and percentage of outstanding shares of common stock beneficially owned by:

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

-----------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner                     Shares Beneficially Owned                % Of Shares
                                                                                               Beneficially Owned
-----------------------------------------------------------------------------------------------------------------
William A. Carter, M.D.                                        6,272,868 (1)                          9.3
-----------------------------------------------------------------------------------------------------------------
Robert E. Peterson                                               585,574 (2)                           *
-----------------------------------------------------------------------------------------------------------------
Ransom W. Etheridge                                              642,560 (3)                          1.0
2610 Potters Rd.
Virginia Beach, VA 23452
-----------------------------------------------------------------------------------------------------------------
Richard C. Piani                                                 450,602 (4)                           *
97 Rue Jeans-Jaures
Levaillois-Perret
France 92300
-----------------------------------------------------------------------------------------------------------------
Doug Hulse                                                       131,067 (5)                           *
Sage Group, Inc.
3322 Route 22 West
Building 2, Suite 201
Branchburg, NJ  08876
-----------------------------------------------------------------------------------------------------------------
William M. Mitchell, M.D.                                        397,884 (6)                           *
Vanderbilt University
Department of Pathology
Medical Center North
21st and Garland
Nashville, TN 37232
-----------------------------------------------------------------------------------------------------------------
David R. Strayer, M.D.                                           160,746 (7)                           *
-----------------------------------------------------------------------------------------------------------------
Carol A. Smith, Ph.D.                                             61,791 (8)                           *
-----------------------------------------------------------------------------------------------------------------
Iraj-Eqhbal Kiani, Ph.D.                                          97,797 (9)                           *
Orange County Immune Institute
18800 Delaware Street
Huntingdon Beach, CA 92648
-----------------------------------------------------------------------------------------------------------------
Steven Spence                                                   197,883 (10)                           *
-----------------------------------------------------------------------------------------------------------------
Mei-June Liao, Ph.D.                                             20,000 (11)                           *
-----------------------------------------------------------------------------------------------------------------
Robert Hansen                                                    20,000 (11)                           *
-----------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group
(11 persons)                                                       9,038,772                         12.9%
-----------------------------------------------------------------------------------------------------------------

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

(2) Includes shares issuable upon exercise of (i) options issued in 1997 to purchase 13,750 shares of common stock at $3.50 per share and expiring on January 22, 2007; (ii) options issued in 2001 to purchase 10,000 shares of common stock at $4.03 per share and expiring on January 3, 2011; (iii) warrants issued in 2002 to purchase 200,000 shares of common stock at $2.00 per share expiring on August 13, 2007; (iv) options issued in 2005 to purchase 100,000 shares of common stock at $1.75 per share expiring April 26, 2015; (v) options issued in 2005 to purchase 10,000 shares of Common Stock at $2.61 per share expiring December 8, 2015; and (vi) 8,000 shares of Common Stock. Also includes 243,824 warrants/options originally issued to Robert E. Peterson and subsequently transferred to the Robert E. Peterson Trust of which Robert E. Peterson is owner and Trustee. These securities include options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.66 per share expiring on February 28, 2016; replacement options issued in 2006 to purchase 100,000 shares of common stock at $3.48 per share expiring on April 14, 2016; replacement options issued in 2006 to purchase 30,000 shares of common stock exercisable at $3.55 per share expiring on April 30, 2016 and 63,824 stock options issued in 2004 consisting of 50,000 options to acquire common stock at $3.44 per share expiring on June 22, 2014 and 13,824 options to acquire common stock at $2.60 per share expiring on September 7, 2014.

(3) Includes shares issuable upon exercise of (i) 20,000 warrants issued in 1998 to purchase common stock at $4.00 per share, originally expiring on January 1, 2003 and extended to January 1, 2008; (ii) 100,000 warrants issued in 2002 exercisable $2.00 per share expiring on August 13, 2007;
      (iii) stock options issued in 2005 to purchase 100,000 shares of common stock exercisable at $1.75 per share expiring on April 26, 2015; and(iv) stock options issued in 2004 to purchase 50,000 shares of common stock exercisable at $2.60 per share expiring on September 7, 2014; (v) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006 and (vi) 122,560 shares of common stock. Also includes 200,000 stock options originally granted to Ransom Etheridge in 2003 and subsequently transferred to relatives and family trusts. These stock options are exercisable at $2.75 per share and expires on December 4, 2013. The transfers consist of 25,000 options to Julianne Inglima; 25,00 options to Thomas Inglima; 25,000 options to R. Etheridge-BMI Trust; and 25,000 options to R. Etheridge-TCI Trust. Julianne and Thomas are Mr. Etheridge's daughter and son-in-law.

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

(5) Consists of 41,667 options exercisable at $1.55 per share expiring February 14, 2015. Shares owned includes 89,400 shares of common stock in which Mr. Hulse has an undivided interest. These shares are held by Sage Healthcare Advisors, LLC of which Mr. Hulse is a principal.

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

      Ransom W. Etheridge, our Secretary, General Counsel and one of our directors, is an attorney in private practice, who renders corporate legal services to us from time to time, for which he has received fees totaling $88,000 in 2005. In addition, Mr. Etheridge serves on the Board of Directors for which he received Director's Fees of cash and stock valued at $100,000 in 2005. We loaned $60,000 to Ransom W. Etheridge in November, 2001 for the purpose of exercising 15,000 class A redeemable warrants. This loan bore interest at 6% per annum. This loan was granted prior to the enactment of the Sarbanes Oxley Act of 2002 prohibiting such transactions. In lieu of granting Mr. Etheridge a bonus for outstanding legal work performed on behalf of the Company, the Board of Directors forgave the loan and accrued interest on February 24, 2006.

      Richard Piani, a Director, lives in Paris, France and assisted our European subsidiaries in their dealings with medical institutions and the European Medical Evaluation Authority. Mr. Piani assisted us in establishing clinical trial protocols as well as performed other scientific work for us. The services provided by Mr. Piani terminated in September 2003. For these services, Mr. Piani was paid an aggregate of $100,100 for the year ended December 31, 2003.

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

      We have engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue
Syndrome (CFS) and Avian Flu. R. Douglas Hulse, our President and Chief Operating Officer, is a member and an executive director of The Sage Group, Inc. Please see "Employment and Change in Control Agreements" in Item 11. Executive Compensation above for more information.

ITEM 14. Principal Accounting Fees and Services.

      All audit and professional services provided by BDO Seidman, LLP are approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total fees billed by BDO Seidman, LLP were $226,484 in 2004 and $176,202 in 2005. The following table shows the aggregate fees billed to us by BDO Seidman, LLP for professional services rendered during the year ended December 31, 2005.

--------------------------------------------------------------------------------
                                                         Amount ($)
--------------------------------------------------------------------------------
Description of Fees                                2004                  2005*
--------------------------------------------------------------------------------
Audit Fees                                       $189,475              $194,800
--------------------------------------------------------------------------------
Audit-Related Fees                                 37,009                    --
--------------------------------------------------------------------------------
Tax Fees                                               --                    --
--------------------------------------------------------------------------------
All Other Fees                                         --                    --
--------------------------------------------------------------------------------
Total                                            $226,484              $194,800
                                                 ========              ========
--------------------------------------------------------------------------------
* Fees for 2005 have not yet been finalized.

Audit Fees

      Represents fees for professional services provided for the audit of our annual financial statements, audit of the effectiveness of internal control over financial reporting, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees

      Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

      The Audit Committee has determined that BDO Seidman, LLP's rendering of these non-audit services is compatible with maintaining auditors independence. The Board of Directors considers BDO Seidman, LLP to be well qualified to serve as our independent public accountants. The committee also pre-approved the charges for services performed in 2005.

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

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules - See index to financial statements on page F-1 of this Annual Report.

      All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)   Exhibits - See exhibit index below.

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

10.32 Memorandum of Understanding with Fujisawa. (8)
10.33 Securities Purchase Agreement, dated July 30, 2004, by and among the Company and the Purchasers named therein.(9)
10.34 Registration Rights Agreement, dated July 30, 2004, by and among the Company and the Purchasers named therein. (9)
10.35 Agreement for services of R. Douglas Hulse, (12)
10.36 Amended and Restated Employment Agreement of Dr. William A. Carter. (10)
10.37 Engagement Agreement with Dr. William A. Carter. (10)
10.38 Amended and restated employment agreement of Dr. William A. Carter (12)
10.39 Amended and restated engagement agreement with Dr. William A. Carter (12)
10.40 Amended and restated engagement agreement with Robert E. Peterson (12)
10.41 Engagement Agreement with Ransom W. Etheridge (12)
10.42 Change in control agreement with Dr. William A. Carter (12)
10.43 Change in control agreement with Dr. William A. Carter (12)
10.44 Change in control agreement with Robert E. Peterson (12)
10.45 Change in control agreement with Ransom Etheridge (12)
10.46 Supply Agreement with Hollister-Stier Laboratories LLC
10.47 Manufacturing and Safety Agreement with Hyaluron, Inc.
10.48 Common Stock Purchase Agreement, dated July 8, 2005, by and among the Company and Fusion Capital.(13)
10.49 Registration Rights Agreement, dated July 8, 2005, by and among the Company and Fusion Capital.(13)
10.48 Common Stock Purchase Agreement, dated April 12, 2006, by and among the Company and Fusion Capital.(14)
10.49 Registration Rights Agreement, dated April 12, 2006, by and among the Company and Fusion Capital.(14)
21    Subsidiaries of the Registrant.
23.1  BDO Seidman, LLP consent.(15)
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.(15)
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.(15)
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.(15)
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.(15)

----------
(1) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) dated March 12, 2003 and is hereby incorporated by reference.

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

(13) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) dated September 15, 2005 and is hereby incorporated by reference.

(14) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) dated April 12, 2006 and is hereby incorporated by reference.

(15) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By: /s/ William A. Carter
    ---------------------------------------------
        William A. Carter, M.D.
        Chief Executive Officer

June 1, 2006


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this amended report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ William A. Carter           Chairman of the Board,            June 1, 2006
----------------------          Chief Executive
William A. Carter, M.D.         Officer and Director

/s/ Richard Piani               Director                          June 1, 2006
---------------------
Richard Piani

/s/ Robert E. Peterson          Chief Financial Officer           June 1, 2006
----------------------
Robert E. Peterson

/s/ Ransom Etheridge            Secretary And Director            June 1, 2006
----------------------
Ransom Etheridge

/s/ William Mitchell            Director                          June 1, 2006
---------------------
William Mitchell, M.D., Ph.D.

/s/ Steven Spence               Director                          June 1, 2006
-----------------
Steven Spence

/s/ Iraj E. Kiani               Director                          June 1, 2006
-----------------
Iraj E. Kiani, Ph.D.

        HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES
        Index to Consolidated Financial Statements

                                                                                      Page
Report of Independent Registered
Public Accounting Firm ..............................................................  F-2

Consolidated Balance Sheets at December
31, 2004 (as restated) and 2005 .....................................................  F-3

Consolidated  Statements of Operations for each of the years in the three-year period ended December 31, 2005 (as restated for the years
ended December 31, 2003 and 2004) ...................................................  F-4

Consolidated  Statements of Changes in Stockholders'  Equity and Comprehensive
Loss for each of the years in the  three-year  period ended  December 31, 2005
(as restated for the years
ended December 31, 2003 and 2004) ...................................................  F-5

Consolidated  Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005 (as restated for the years
ended December 31, 2003 and 2004) ...................................................  F-6

Notes to Consolidated Financial Statements ..........................................  F-8

Schedule II - Valuation and qualifying Accounts
for each of the years in the three year period
ended December 31, 2005 .............................................................  F-63

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hemispherx Biopharma, Inc.

      We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 2004 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedule listed under Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and subsidiaries as of December 31, 2004 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended December 31, 2005.

      As discussed in Note 2, the Company has restated its balance sheet as of December 31, 2004 and the statements of operations, changes in stockholders equity and comprehensive loss and cash flows for the years ended December 31, 2003 and 2004.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hemispherx Biopharma, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 1, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and adverse opinion on the effectiveness of internal control over financial reporting because of the existence of material weaknesses.

/s/ BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
June 1, 2006

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2004 and 2005
                                 (in thousands)

                                                                   2004               2005
                                                                   ----               ----
                                                                (restated)
                                    ASSETS
Current assets:
 Cash and cash equivalents (Note 3 & 18)                         $   8,813          $   3,827
 Short term investments (Note 3 & 6)                                 7,924             12,377
 Inventories (Note 4)                                                2,148              1,767
 Accounts and other receivables (Note 3)                               139                 96
 Prepaid expenses and other current assets                             266                142

                                                                 ---------          ---------
         Total current assets                                       19,290             18,209
                                                                 ---------          ---------

Property and equipment, net (Note 3)                                 3,303              3,364
Patent and trademark rights, net (Note 3)                              908                795
Investment (Note 3)                                                     35                 35
Construction in progress (Note 3)                                       --                821
Deferred financing costs (Note 3)                                      440                113
Advance receivable (Note 8)                                          1,300              1,300
Other assets                                                            17                 17

                                                                 ---------          ---------
         Total assets                                            $  25,293          $  24,654
                                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $     526          $     991
 Accrued expenses (Note 7)                                           1,012                865
 Current portion of long-term debt (Notes 3, 8 & 20)                 3,818                 --
                                                                 ---------          ---------
 Total current liabilities                                           5,356              1,856
                                                                 ---------          ---------

 Long-term debt-net of current portion (Notes 3, 8 & 20)               494              4,171

Commitments and contingencies
(Notes 11, 13, 14, 16 and 20)

Stockholders' equity (Notes 9 and 20):
 Preferred stock, par value $0.01 per share,
   authorized 5,000,000; issued and outstanding; none                   --                 --
 Common stock, par value $0.001 per share,
   authorized 100,000,000 shares; issued and
   outstanding 49,631,766 and 56,264,155, respectively
                                                                        50                 56
 Additional paid-in capital                                        154,609            166,394
 Accumulated other comprehensive loss                                  (10)              (171)
 Accumulated deficit                                              (135,206)          (147,652)

                                                                 ---------          ---------
 Total stockholders' equity                                         19,443             18,627
                                                                 ---------          ---------

 Total liabilities and stockholders' equity                      $  25,293          $  24,654
                                                                 =========          =========

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                  Years ended December 31,
                                                              -----------------------------
                                                       2003                  2004                  2005
                                                       ----                  ----                  ----
                                                    (restated)            (restated)
Revenues:
Sales of product net                               $        509          $      1,050          $        910
Clinical treatment programs                                 148                   179                   173
                                                   ------------          ------------          ------------

Total Revenues:                                             657                 1,229                 1,083

Costs and expenses:
Production/cost of goods sold                               502                 2,112                   391
Research and development                                  3,150                 3,842                 5,218
General and administrative                                4,257                 6,164                 5,389
                                                   ------------          ------------          ------------

Total costs and expenses                                  7,909                12,118                10,998

Write off of investments in
unconsolidated affiliates (Note 3c)                          --                  (373)                   --
Interest and other income                                    80                    49                   590
Interest expense                                           (253)                 (384)                 (388)
Financing costs (Note 8)                                 (6,470)               (5,290)               (2,733)
                                                   ------------          ------------          ------------

Net loss                                                (13,895)              (16,887)              (12,446)

Deemed Dividend (Note 8)                                 (1,320)               (4,031)                   --
                                                   ------------          ------------          ------------

Net loss applicable to common stockholders
                                                   $    (15,215)         $    (20,918)         $    (12,446)
                                                   ============          ============          ============

Basic and diluted loss per share                   $       (.43)         $       (.46)         $       (.24)
                                                   ============          ============          ============

Weighted average shares outstanding                  35,234,526            45,177,862            51,475,192
                                                   ============          ============          ============

See accompanying notes to consolidated financial statements.

                  HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                             and Comprehensive loss
                        (in thousands except share data)

                                                                                                                  Accumulated
                                                                      Common         Common         Additional       other
                                                                      Stock        Stock .001         paid-in     Comprehensive
                                                                      Shares        Par Value         capital     Income (loss)
                                                                    ----------    -----------     -----------      -----------
Balance at December 31, 2002                                        32,650,178             33         107,155               35
Debt conversion and interest payments                                4,334,916              4           6,741               --
Fair value ascribed to debenture beneficial conversion features
and related warrants issued                                                 --             --           7,119               --
Loan settlement costs                                                       --             --             538               --
Deemed dividend upon issuance of inducement warrants                        --             --           1,320               --
Warrants exercised                                                     790,745              1           1,234               --
Common stock issued in connection with ISI acquisition               1,068,789              1           1,667               --
Reclassification of redeemable Common Stock in connection with
ISI acquisition                                                             --             --            (491)              --
Treasury stock purchased                                                    --             --              --               --
Treasury Stock retired                                                (339,543)            --          (4,272)              --
Conversion of minority interest of subsidiary into common stock        347,445             --             946               --
Stock issued in settlement of debt                                     215,047             --             474               --
Stock warrant compensation expense                                          --             --             237               --
Net comprehensive loss                                                      --             --              --              (35)
                                                                    ----------    -----------     -----------      -----------
Balance December 31, 2003 (restated)                                39,067,577             39         122,668               --
Treasury shares sold                                                        --             --              --               --
Shares issued for:
   Payment of accounts payable                                         127,243             --             382               --
   Original Issue Discount on convertible debt                         158,104             --             465               --
   Purchase of building                                                487,028              1           1,626               --
   Conversion of debt                                                3,691,695              5           7,239               --
   Interest on convertible debt                                        170,524             --             430               --
   Private placement, net of issuance costs                          3,617,306              3           6,981               --
   Warrants exercised                                                2,268,586              2           5,091               --
Stock Issued with convertible debt                                      43,703             --              45               --
Fair value ascribed to debenture beneficial conversion features
and related warrant issued                                                  --             --           2,481               --
Deemed dividend upon issuance of inducement warrants                        --             --           4,031               --
Loan settlement costs                                                       --             --             149               --
Reclassification of redeemable Common Stock in connection with
ISI acquisition                                                             --             --             491               --
Options and warrants issued for services                                    --             --           2,000               --
Revaluation of redemption obligation                                        --             --             530               --
Net comprehensive loss                                                      --             --              --              (10)
                                                                    ----------    -----------     -----------      -----------
Balance December 31, 2004 (restated)                                49,631,766             50         154,609              (10)
                                                                    ==========    ===========     ===========      ===========
Shares issued for:
   Payment of accounts payable                                         338,995             --             413               --
   Conversion of debt                                                1,358,887              1           2,219               --
   Warrants converted                                                    5,000             --               9               --
   Interest on convertible debt                                        255,741                            409               --
   Private placement, net of issuance costs                          4,673,766              5           8,015               --
Options and warrants issued for services                                    --             --             391               --
Conversion price adjustment                                                 --             --             140               --
Discount resulting from debt refinance                                      --             --             189               --
Net comprehensive loss                                                      --             --              --             (161)
                                                                    ----------    -----------     -----------      -----------
Balance December 31, 2005                                           56,264,155    $        56     $   166,394      $      (171)
                                                                    ==========    ===========     ===========      ===========


                                                                                        Treasury                         Total
                                                                      Accumulated        stock          Treasury     stockholders
                                                                        deficit          shares           Stock         equity
                                                                      -----------     -----------     -----------     -----------
Balance at December 31, 2002                                              (99,073)        543,206          (4,520)          3,630
Debt conversion and interest payments                                          --              --              --           6,745
Fair value ascribed to debenture beneficial conversion features
and related warrants issued                                                    --              --              --           7,119
Loan settlement costs                                                          --              --              --             538
Deemed dividend upon issuance of inducement warrants                       (1,320)             --              --              --
Warrants exercised                                                             --              --              --           1,235
Common stock issued in connection with ISI acquisition                         --              --              --           1,668
Reclassification of redeemable Common Stock in connection with
ISI acquisition                                                                --              --              --            (491)
Treasury stock purchased                                                       --          43,000             (83)            (83)
Treasury Stock retired                                                         --        (339,543)          4,144            (128)
Conversion of minority interest of subsidiary into common stock                --              --              --             946
Stock issued in settlement of debt                                             --        (246,220)            457             931
Stock warrant compensation expense                                             --              --              --             237
Net comprehensive loss                                                    (13,895)             --              --         (13,930)
                                                                      -----------     -----------     -----------     -----------
Balance December 31, 2003 (restated)                                     (114,288)            443              (2)          8,417
Treasury shares sold                                                           --            (443)              2               2
Shares issued for:
   Payment of accounts payable                                                 --              --              --             382
   Original Issue Discount on convertible debt                                 --              --              --             465
   Purchase of building                                                        --              --              --           1,627
   Conversion of debt                                                          --              --              --           7,244
   Interest on convertible debt                                                --              --              --             430
   Private placement, net of issuance costs                                    --              --              --           6,984
   Warrants exercised                                                          --              --              --           5,093
Stock Issued with convertible debt                                             --              --              --              45
Fair value ascribed to debenture beneficial conversion features
and related warrant issued                                                     --              --              --           2,481
Deemed dividend upon issuance of inducement warrants                       (4,031)             --              --              --
Loan settlement costs                                                          --              --              --             149
Reclassification of redeemable Common Stock in connection with
ISI acquisition                                                                --              --              --             491
Options and warrants issued for services                                       --              --              --           2,000
Revaluation of redemption obligation                                           --              --              --             530
Net comprehensive loss                                                    (16,887)             --              --         (16,897)
                                                                      -----------     -----------     -----------     -----------
Balance December 31, 2004 (restated)                                     (135,206)             --              --          19,443
                                                                      ===========     ===========     ===========     ===========
Shares issued for:
   Payment of accounts payable                                                 --              --              --             413
   Conversion of debt                                                          --              --              --           2,220
   Warrants converted                                                          --              --              --               9
   Interest on convertible debt                                                --              --              --             409
   Private placement, net of issuance costs                                    --              --              --           8,020
Options and warrants issued for services                                       --              --              --             391
Conversion price adjustment                                                    --              --              --             140
Discount resulting from debt refinance                                         --              --              --             189
Net comprehensive loss                                                    (12,446)             --              --         (12,607)
                                                                      -----------     -----------     -----------     -----------
Balance December 31, 2005                                             $  (147,652)             --     $        --     $    18,627
                                                                      ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                       Years ended December 31,
                                           -------------------------------------------------
                                                2003               2004             2005
                                                ----               ----             ----
                                             (restated)        (restated)
Cash flows from operating activities:
Net loss                                      $(13,895)         $(16,887)         $(12,446)

Adjustments to reconcile net loss
to net cash used in operating
activities:
 Depreciation of property and
   equipment                                        80               113               114
 Amortization and write off of
 patent and trademark rights                       127               327               281
 Amortization of deferred
 financing costs                                 6,470             5,290             2,733
 Write off of Investments in
 unconsolidated affiliates                          --               373                --
 Stock option and warrant
   compensation and service
   expense                                         237             2,000               391
Inventory reserve                                   --               225              (125)
Interest on Convertible Debt                       253               430               409
Changes in assets and liabilities:
 Inventory                                      (1,429)              523               505
 Accounts and other receivables                  1,225               143                43
 Prepaid expenses and other
   current assets                                  (98)              (96)              124
 Accounts payable                                 (551)               36               687
 Accrued expenses                                  553               277                53
 Other assets                                        6                 6                --
                                              --------          --------          --------

 Net cash used in operating
   activities                                   (7,022)           (7,240)           (7,231)
                                              --------          --------          --------

Cash flows from investing activities:
 Purchase of property and
   equipment, net                                  (19)             (150)             (175)
 Additions to patent and trademark
   rights                                         (154)             (208)             (168)
 Construction in progress                           --                --              (827)
 Maturity of short term
   investments                                     520             1,496             7,934
 Purchase of short term
   investments                                  (1,496)           (7,934)          (12,548)
 Deferred acquisition costs                       (638)               --                --
                                              --------          --------          --------

 Net cash used in
   Investing Activities                         (1,787)           (6,796)           (5,784)
                                              --------          --------          --------

                                   (CONTINUED)
                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                 (in thousands)

                                                     Years ended December 31,
                                         ------------------------------------------------
                                             2003             2004              2005
                                             ----             ----              ----
                                          (restated)       (restated)
Cash flows from financing activities:
 Proceeds from issuance of common
   stock, net                              $     --          $  6,984          $  8,020
 Deferred financing costs                      (835)             (542)               --
 Proceeds from long-term borrowing           11,300             7,550                --
 Advance receivable                          (1,300)               --                --
 Proceeds from exercise of stock
   warrants                                   1,235             5,093                 9
 Purchase of treasury stock                     (83)               --                --
                                           --------          --------          --------
 Net cash provided by financing
   Activities                                10,317            19,085             8,029
                                           --------          --------          --------
 Net increase (decrease) in cash
   and cash equivalents                       1,508             5,049            (4,986)

Cash and cash equivalents at
beginning of year                             2,256             3,764             8,813
                                           --------          --------          --------

Cash and cash equivalents
at end of year                             $  3,764          $  8,813          $  3,827
                                           ========          ========          ========

Supplemental disclosures of cash
flow information:
Issuance of common stock for
accounts payable and accrued
expenses                                   $    931          $    382          $    413
                                           ========          ========          ========

Issuance of Common Stock for
Acquisition of ISI assets                  $  1,667          $  1,626          $     --
                                           ========          ========          ========
Stock Options and
Warrants Issued for Services               $    237          $  2,000          $    391
                                           ========          ========          ========

Issuance of Common Stock for
Debt Conversion, Interest
Payments and debt payments                 $  6,741          $  7,669          $  2,628
                                           ========          ========          ========

Common Stock Issued for
Conversion of Minority Interest
in Subsidiary                              $    946                --                --
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

      In March 2004, the Company completed the step-by-step acquisition from Interferon Sciences, Inc. ("ISI") of ISI's commercial assets, Alferon N Injection(R) inventory, a worldwide license for the production, manufacture, use, marketing and sale of Alferon N Injection(R), as well as, a 43,000 square foot manufacturing facility in New Jersey and the acquisition of all intellectual property related to Alferon N Injection(R). Alferon N Injection(R) is a natural alpha interferon that has been approved by the FDA for commercial sale for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. The acquisition was completed in Spring 2004 with the acquisition of all world wide commercial rights.

      The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. The Company's foreign subsidiaries include Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998 and Hemispherx Biopharma Europe S. A. incorporated in Luxemburg in 2002, which have limited or no activity. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) Restatements

      (a) Based on SEC guidance presented at the 2005 annual AICPA National Conference on current SEC and PCAOB developments, the Company re-evaluated its accounting for its March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that bifurcation was not required and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied. The Company did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment for the Debentures and conversion price resets that was originally applied and reflected in the financial statements included in the Company's Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003, and in the Company's Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 were not correctly applied and that, therefore, a restatement of the Company's financial statements for the periods referenced above was required. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the issuance of the October 2003 Debenture and the August 2004 Private Placement (See Notes 8 & 9 below for more details on these resets), it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures. The total impact of this restatement on the Company's statement of operations was to decrease the net loss applicable to common stockholders for the year ended December 31, 2004 by $2,959,000 or $0.07 per share, and to increase the net loss applicable to common stockholders by $287,000 or $0.01 per share for the year ended December 31, 2003.

      (b) The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in the Company's Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and the Company's Quarterly reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 and as a result a restatement of the Company's financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to the Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances was determined to be computed incorrectly at the time of issuance. The total impact of this restatement on the Company's statement of operations was to decrease the net loss applicable to common stockholders for the year ended December 31, 2004 by $263,000 or $0.01 per share and to increase the net loss applicable to common stockholders for the year ended December 31, 2003 by $158,000 or $0.00 per share.

      (c) The accounting treatment set forth in FASB Statement No. 123, "Accounting for Stock-Based Compensation", for the issuance of the June 2008, May 2009 and June 2009 Warrants (collectively "the Warrants") (See Note 8 below for more details on these transactions) that was originally interpreted and reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2003 and 2004, was not correctly applied and as a result a restatement of our financial statements for the period referenced above was required. The Warrants issued as incentive to exercise prior warrant issuances should be reflected as a deemed dividend at the date of issuance where previously these warrants were either recorded as additional debt discount or as a financing charge at date of issuance. The total impact of this restatement on our statement of operations was to decrease finance charges for the years ended December 31, 2003 and 2004 by $1,320,000 and $4,031,000
            or $0.04 and $0.08 per share, respectively and increase the net loss applicable to common stockholders due to the deemed dividend for the years ended December 31, 2003 and 2004 by $1,320,000 and $4,031,000
            or $0.04 and $0.08 per share, respectively.

As a result of the corrections of the errors described above, the Company restated its financial statements included in this Annual Report on Form 10-K/A as follows:

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                       Audited Consolidated Balance Sheet
                                 (in Thousands)

                                                December 31,                                         December 31,
                                                    2004                  Adjustments                    2004
                                                As previously                                          Restated
                                                  Reported
                                               --------------------------------------------------------------------
                   ASSETS
Current assets:
 Cash and cash equivalents                           $    8,813                                          $    8,813
 Short term investments                                   7,924                                               7,924
 Inventory                                                2,148                                               2,148
 Accounts and other receivables                             139                                                 139
 Prepaid expenses and other current assets
                                                            266                                                 266

                                               ----------------                                      --------------
         Total current assets                            19,290                                              19,290
                                               ----------------                                      --------------

Property and equipment, net                               3,303                                               3,303
Patent and trademark rights, net                            908                                                 908
Investment                                                   35                                                  35

Deferred financing costs                                    319               121  (b)                          440
Advance receivable                                        1,300                                               1,300
Other assets                                                 17                                                  17

                                               ----------------                                      --------------
         Total assets                                $   25,172               121                        $   25,293
                                                     ==========                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $      526                                          $      526
 Accrued expenses                                         1,012                                               1,012
 Current portion of long-term debt                        3,248               570  (a)(b)(c)                  3,818
                                               ----------------                                      --------------
 Total current liabilities                                4,786               570                             5,356
                                               ----------------                                      --------------

 Long-term debt-net of current portion                      305               189  (a)(b)(c)                    494

Commitments and contingencies


Stockholders' equity:
 Preferred stock                                              -                 -                                 -
 Common stock                                                50                                                  50
 Additional paid-in capital                             158,024           (3,415)  (a)(b)(c)                154,609
 Accumulated other comprehensive income
                                                           (10)                                                (10)
 Accumulated deficit                                  (137,983)             2,777  (a)(b)(c)              (135,206)

                                               ----------------                                      --------------
 Total stockholders' equity                              20,081             (638)                            19,443
                                               ----------------                                      --------------

 Total liabilities and stockholders' equity          $   25,172               121                        $   25,293
                                                     ==========                                          ==========

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(c) Includes restatement adjustments for the issuance of the June 2008, May 2009 and June 2009 warrants as incentive to exercise prior warrant issuance, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                  Audited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2003

                                                December 31,                                          December 31,
                                                    2003           Adjustments                            2003
                                                    ----                                                  ----
                                                As previously                                           Restated
                                                  Reported
                                              -----------------------------------------------------------------------
Revenues:
Sales of product net                                $       509                                          $       509
Clinical treatment programs                                 148                                                  148
                                              -----------------                                     ----------------

Total Revenues:                                             657                                                  657

Costs and expenses:
Production/cost of goods sold                               502                                                  502
Research and development                                  3,150                                                3,150
General and administrative                                4,257                                                4,257
                                              -----------------                                     ----------------

Total costs and expenses                                  7,909                                                7,909

Interest and other income                                    80                                                   80
Interest expense                                          (253)                                                (253)
Financing costs                                         (7,345)               875  (a)(b)(c)                 (6,470)
                                              -----------------------------------                   ----------------

Net loss                                            $  (14,770)               875  (a)(b)(c)             $  (13,895)

Deemed dividend                                               -           (1,320)  (c)                       (1,320)
                                              -----------------------------------                   ----------------

Net loss applicable to common
stockholders                                        $  (14,770)             (445)  (a)(b)(c)             $  (15,215)
                                                    ===========                                          ===========

Basic and diluted loss per share                    $     (.42)          $ (0.01)                        $     (.43)
                                                    ===========          ========                        ===========

Weighted average shares outstanding                  35,234,526                                           35,234,526
                                                     ==========                                           ==========

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(c) Includes restatement adjustments for the issuance of the June 2008, May 2009 and June 2009 warrants as incentives to exercise prior warrant issuance, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                  Audited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2004

                                                        December 31,                                      December 31,
                                                            2004               Adjustments                    2004
                                                            ----                                              ----
                                                       As previously
                                                          Reported                                          Restated
                                                     -----------------------------------------------------------------
Revenues:
Sales of product net                                       $     1,050                                     $     1,050
Clinical treatment programs                                        179                                             179
                                                     -----------------                                     -----------
Total Revenues:                                                  1,229                                           1,229

Costs and expenses:
Production/cost of goods sold                                    2,112                                           2,112
Research and development                                         3,842                                           3,842
General and administrative                                       6,164                                           6,164
                                                     -----------------                                     -----------

Total costs and expenses                                        12,118                                          12,118

Equity loss and write off of  investments in
unconsolidated affiliates
                                                                 (373)                                           (373)
Interest and other income                                           49                                              49
Interest expense                                                 (384)                                           (384)
Financing costs                                               (12,543)            7,253  (a)(b)(c)             (5,290)
                                                     ----------------------------------                    -----------

Net loss                                                   $  (24,140)            7,253                    $  (16,887)

Deemed dividend                                                      -          (4,031)  (c)                   (4,031)
                                                     ----------------------------------                    -----------

Net loss applicable to common stockholders                 $  (24,140)            3,222                    $  (20,918)
                                                           ===========                                     ===========

Basic and diluted loss per share                           $     (.53)           $ 0.07                    $     (.46)
                                                           ===========           ======                    ===========

Weighted average shares outstanding                         45,177,862                                      45,177,862
                                                           ===========                                     ===========

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(c) Includes restatement adjustments for the issuance of the June 2008, May 2009 and June 2009 warrants as incentive to exercise prior warrant issuance, as described above.

The Company and the Company's audit committee have discussed the above errors and adjustments with the Company's current independent registered public accounting firm and have determined that a restatement is necessary for the periods described above. This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 reflects the changes for the annual results for the years ended December 31, 2003 and December 31, 2004. The Company will file the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005, which will include the quarters ended in 2004, as soon as practicable in connection with the restatements described above.

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

      Investments in companies in which the Company owns less than 20% and does not exercise a significant influence are accounted for using the cost method of accounting.

      In May 2000, the Company acquired an interest in Chronix Biomedical Corp. ("CHRONIX"). Chronix focuses upon the development of diagnostics for chronic diseases. The Company issued 100,000 shares of common stock to Chronix toward a total equity investment of $700,000. Pursuant to a strategic alliance agreement, the Company provided Chronix with $250,000 for research and development in an effort to develop intellectual property on potential new products for diagnosing and treating various chronic illnesses such as ME/CFS. These costs were expensed as incurred. The strategic alliance agreement provides the Company certain royalty rights with respect to certain diagnostic technology developed from this research and a right of first refusal to license certain therapeutic technology developed from this research. The strategic alliance agreement provides the Company with a royalty payment of 10% of all net sales of diagnostic technology developed by Chronix for diagnosing Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. The royalty continues for the longer of 12 years from September 15, 2000 or the life of any patent(s) issued with regard to the diagnostic technology. The strategic alliance agreement also provides the Company with the right of first refusal to acquire an exclusive worldwide license for any and all therapeutic technology developed by Chronix on or before September 14, 2012 for treating Chronic Fatigue Syndrome, Gulf War Syndrome and Human Herpes Virus-6 associated diseases. During the quarters ended December 31, 2002 and September 30, 2004, the Company recorded a non-cash charge of $292,000 and $373,000, respectively, with respect to the Company's investment in Chronix. This impairment reduces the Company's carrying value to reflect a permanent decline in Chronix's market value based on its then proposed equity offerings.

(d) Property and Equipment

                                                               (in thousands)
                                                               --------------
                                                                December 31,
                                                            2004           2005
                                                           ------         ------
Land and buildings                                         $3,316         $3,371
Furniture, fixtures, and equipment                            786            907
Leasehold improvements                                         85             85
                                                           ------         ------
Total property and equipment                                4,187          4,363
Less accumulated depreciation and amortization                884            999
                                                           ------         ------
Property and equipment, net                                $3,303         $3,364
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

(e) Patent and Trademark Rights

      Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight line method over the established useful life of 17 years. The Company reviews its patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential.
Management's review addresses whether each patent continues to fit into the Company's strategic business plans. During the years ended December 31, 2003, 2004 and 2005, the Company decided not to pursue the technology in certain countries for strategic reasons and recorded impairment charges of $5,000, $223,000 and $194,000 respectively. Amortization expense was $122,000, $104,000 and $87,000 in 2003, 2004 and 2005, respectively. The accumulated amortization as of December 31, 2003, 2004 and 2005 is $2,150,000, $1,807,000 and $1,572,000,
respectively.

      As of December 31, 2005, the weighted average remaining life of the patents and trademarks was 9 years. Amortization of patents and trademarks for each of the next five years is as follows: 2006 - $86,000, 2007 - $86,000, 2008
- $86,000, 2009 - $86,000 and 2010 - $86,000.

(f) Revenue and License Fee Income

      The Company executed a Memorandum of Understanding (MOU) in January 2004 with Astellas Pharma ("Astellas"), formally Fujisawa Deutschland GmbH, a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The Company received an initial fee of 400,000 Euros (approximately $497,000 US) in 2004. On November 9, 2004, Astellas exercised their right to terminate the MOU. The Company did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome (CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, the Company has determined to follow a decentralized filing procedure which was not anticipated in the MOU. The Company believed that it was in the best interest of the Company's stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to the agreement of the parties the Company refunded 200,000 Euros ($248,000 USD) to Astellas during the fourth quarter 2004. The Company recorded the remaining 200,000 Euros ($271,000 USD and $241,000 USD) as an accrued liability as of December 31, 2004 and 2005, respectively.

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

(g) Net Loss Per Share

      Basic and  diluted  net loss per  share is  computed  using  the  weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company's convertible debentures, amounted to 19,566,217, 20,413,024 and 25,635,142 shares, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2003, 2004 and 2005, respectively, since their effect is antidilutive.

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

(i) Comprehensive loss

      Comprehensive loss consists of net loss and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholders' equity and comprehensive loss.

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

(k) Foreign currency translations

      Assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates as of balance sheet date. Revenues and expenses are translated at average exchange rates during each period. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations as incurred. The resulting translation adjustments are immaterial for all years presented and are included in interest and other income on the consolidated statement of operations.

(l) Recent Accounting Standard and Pronouncements:

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. Accordingly, the Company will adopt SFAS 123R effective January 1, 2006 using the "modified prospective" method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. In addition, the Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees.

      Beyond those restricted stock and stock option awards previously granted, the Company cannot predict with certainty the impact of SFAS 123R on its future consolidated financial statements as the type and amount of such awards are determined on an annual basis and encompass a potentially wide range depending upon the compensation decisions made by the Compensation Committee of the Company's Board of Directors. SFAS 123R also requires the benefits of tax deductions in excess of compensation cost recognized in the financial statements to be reported as a financing cash flow, rather than an operating cash flow as currently required under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). This requirement, to the extent it exists, will decrease net operating cash flows and increase net financing cash flows in periods subsequent to adoption. The Company believes this pronouncement will have a material impact on its consolidated financial statements.

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

      In June 2005, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 05-02 "The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock", which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer's discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered "conventional" for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 did not have a material effect on the Company's consolidated financial statements or results of operations.

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

(m) Research and Development Costs

      Research and development related to both future and present products are charged to operations as incurred.

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

The weighted average assumptions used for the years presented are as follows:

                                              December 31,
                                  2003            2004            2005
                                  ----            ----            ----
Risk-free interest rate          5.23%         2.25 - 3.4%       4.81%
Expected dividend yield            -                -              -
Expected lives                  2.5 yrs         5-10 yrs       2.5-5 yrs
Expected volatility              98.07%       68.92-71.16%       78.12%

Weighted average fair value of options and warrants issued in the years 2003, 2004 and 2005 respectively

                             $1,825,000         $638,000       $1,371,000

      Had compensation cost for the Company's option plan been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the years ended December 31, 2003, 2004, and 2005 would have been as follows:

For the years ended December 31,                             2003              2004              2005
--------------------------------                             ----              ----              ----
                                                          (restated)        (restated)

                                                           (In Thousands except for per share data)
Net loss applicable to common stockholders, as
reported                                                   $(15,215)         $(20,918)         $(12,446)

Add: Stock based compensation included in net loss
as reported,
net of related tax effects                                       --             1,769               391

Deduct: Stock based compensation determined under
fair value based
method for all awards, net of related tax effects            (1,825)             (638)           (1,371)
                                                           --------          --------          --------

Pro forma - net loss                                       $(17,040)         $(19,787)         $(13,426)
                                                           ========          ========          ========

Basic and diluted loss
per share - as reported                                    $   (.43)         $   (.46)         $   (.24)

Basic and diluted loss
per share - pro forma                                      $   (.48)         $   (.44)         $   (.26)

      For stock warrants or options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that value is more reliably measurable than the fair value of the consideration or service received. The Company amortizes such cost over the related period of service.

The exercise price of all stock warrants granted was equal to or greater than the fair market value of the underlying common stock as defined by APB 25 on the date of the grant.

Stock compensation expense in 2004 resulted from having a limited number of shares of Common Stock authorized but not issued or reserved for issuance upon conversion or exercise of outstanding convertible and exercisable securities such as debentures, options and warrants prior to the Company's annual meeting of stockholders in September 2003. Prior to the meeting, to permit consummation of the sale of the July 2003 Debentures and the related warrants, the Chief Executive Officer, Dr. Carter, agreed that he would not exercise his warrants or options unless and until the Company's stockholders approve an increase in the Company's authorized shares of common stock. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in the Company's authorized shares, the Company agreed to compensate Dr. Carter and issued Dr. Carter 1,450,000 warrants to purchase common stock at $2.20 per share in 2003 that vested in the first quarter 2004 upon the second ISI asset closing. The Company recorded a charge to stock compensation expense of $1,769,000 for the intrinsic value of these warrants in the first quarter of 2004.

(o) Accounts Receivable

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral on its receivables. The Company's receivables primarily consist of amounts due from wholesale drug companies as of December 31, 2004 and 2005 and all amounts are deemed collectible. The Company has agreements requiring its wholesaler drug companies to assess credit worthiness. The Company assesses collectability monthly by review of the accounts receivable aging report.

(p) Deferred Financing Issuance Costs

Deferred financing issuance costs represent costs incurred by the Company to issue convertible debt instruments. The costs are being amortized in accordance with the interest method of accounting over the terms of the debt.

(q) Convertible Securities with Beneficial Conversion Features

The March 2003, July 2003, October 2003, January 2004 and July 2004 Debenture issuances and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Discounts derived from determining the beneficial conversion feature and fair value of the warrants based on the relative fair value of the proceeds are amortized to financing costs over the remaining life of the debenture in accordance with the effective interest method of accounting. The unamortized discount upon the conversion of the debentures is expensed to financing costs on a pro-rata basis.

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

In March 2004, the Company issued 487,028 shares to ISI to complete the acquisition of the balance of ISI's rights to market its product as well as its production facility in New Brunswick, New Jersey. ISI has sold all of its shares. The aggregated cost of the land and buildings was approximately $3,316,000. The cost of the land and buildings was allocated as follows:

           Land                             $   423,000

           Buildings                          2,893,000
                                            -----------

           Total cost                       $ 3,316,000
                                            ===========

The Company accounted for these transactions as a Business Combination under SFAS No. 141 Accounting for Business Combinations.

      The following table represents the audited pro forma results of operations as though the ISI acquisitions had occurred on January 1, 2003.

--------------------------------------------------------------------------------
                                                   Year Ended December 31,
--------------------------------------------------------------------------------
                                                             2003
--------------------------------------------------------------------------------
                                            (in thousands except for share data)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net revenues                                                    $899
--------------------------------------------------------------------------------
Expenses, as restated                                        (15,340)
--------------------------------------------------------------------------------
Net Loss, as restated                                        (14,441)
--------------------------------------------------------------------------------
Deemed dividend                                               (1,320)
--------------------------------------------------------------------------------
Net loss applicable to common stockholders                   (15,761)
--------------------------------------------------------------------------------
Basic and diluted loss per share                               $(.45)
--------------------------------------------------------------------------------
Weighted average shares outstanding                       35,326,594
                                                          ==========
--------------------------------------------------------------------------------

(6) Short-term investments:

Securities classified as available for sale consisted of:

                                              December 31, 2004
                                              -----------------
                                                                               Unrealized            Maturity
Name of security                          Cost            Market value        gain (loss)              Date
----------------                          ----            ------------        -----------              ----
General Motors                               $988,000            $991,000             $3,000         May, 2005
Ford Motor Credit                           3,194,000           3,142,000            (52,000)   February, 2006
General Motors                              3,655,000           3,591,000            (64,000)    January, 2006
Accrued interest acquired                      97,000             200,000            103,000
                                    ----------------------------------------------------------
                                           $7,934,000          $7,924,000           $(10,000)
                                    ==========================================================

No investment securities were pledged to secure public funds at December 31, 2004.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004.

-----------------------------------------------------------------------------------------------------------------------------
                                      Less than 12 months           12 months or longer           Total
                                      -------------------           -------------------           -----
-----------------------------------------------------------------------------------------------------------------------------
Name of security    Number of      Fair value     Unrealized      Fair value    Unrealized      Fair value     Unrealized
                    ----------     ----------     -----------     ----------    -----------     ----------     -----------
                    Securities                       loss                           loss                           loss
                    ----------                       ----                           ----                           ----
-----------------------------------------------------------------------------------------------------------------------------
Ford Motor              1            $3,142,000            $ -             $ -           $ -             $ -          $ -
Credit
-----------------------------------------------------------------------------------------------------------------------------
General Motors          1             3,591,000              -               -             -               -            -
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Total temporary
impairment
securities              2            $6,733,000      (116,000)               -             -               -            -
=============================================================================================================================

In management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. There are two securities in the less than 12 month category.

The Company has the ability to hold these securities until maturity or market price recovery; therefore, management believes that the unrealized losses represent temporary impairment of the securities.

                                             December 31, 2005
                                             -----------------
                                                                              Unrealized            Maturity
Name of security                         Cost            Market value        gain (loss)              date
                                         ----            ------------        -----------              ----
Ford Motor Credit                        $3,194,000          $3,043,000          $(151,000)        February, 2006
General Motors                            3,655,000           3,497,000           (158,000)         January, 2006
General Electric                            791,000             790,000             (1,000)           April, 2006
American General Finance                    788,000             787,000             (1,000)             May, 2006
LaSalle Bank Corp.                          784,000             782,000             (2,000)            June, 2006
Prudential Corp.                            783,000             781,000             (2,000)            July, 2006
Federal Home Loan                           781,000             780,000             (1,000)            July, 2006
General Electric                            775,000             774,000             (1,000)       September, 2006
AIG Discount Commercial Paper               946,000             943,000             (3,000)       September, 2006
Accrued interest acquired                    51,000             200,000             149,000
                                   -----------------------------------------------------------
                                        $12,548,000         $12,377,000          $(171,000)
                                   ===========================================================

No investment securities were pledged to secure public funds at December 31, 2005.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005.

-----------------------------------------------------------------------------------------------------------------------------
                                      Less than 12 months           12 months or longer           Total
                                      -------------------           -------------------           -----
-----------------------------------------------------------------------------------------------------------------------------
Name of security    Number of      Fair value     Unrealized      Fair value    Unrealized      Fair value     Unrealized
                    ----------     ----------     -----------     ----------    -----------     ----------     -----------
                    Securities                       loss                           loss                           loss
                    ----------                       ----                           ----                           ----
-----------------------------------------------------------------------------------------------------------------------------
Ford Motor              1                   $ -            $ -      $3,043,000    $(151,000)      $3,043,000      $(151,000)
Credit
-----------------------------------------------------------------------------------------------------------------------------
General Motors          1                     -              -       3,497,000     (158,000)       3,497,000       (158,000)
-----------------------------------------------------------------------------------------------------------------------------
Accrued
interest                                      -              -         200,000       149,000         200,000         149,000
acquired
-----------------------------------------------------------------------------------------------------------------------------
General Electric        2             1,564,000        (2,000)               -             -       1,564,000         (2,000)
-----------------------------------------------------------------------------------------------------------------------------
American                1               787,000        (1,000)               -             -         787,000         (1,000)
General Finance
-----------------------------------------------------------------------------------------------------------------------------
LaSalle Bank            1               782,000        (2,000)               -             -         782,000         (2,000)
Corp
-----------------------------------------------------------------------------------------------------------------------------
Prudential Corp.        1               781,000        (2,000)               -             -         781,000         (2,000)
-----------------------------------------------------------------------------------------------------------------------------
Federal Home            1               780,000        (1,000)               -             -         780,000         (1,000)
Loan
-----------------------------------------------------------------------------------------------------------------------------
AIG Discount            1               943,000        (3,000)               -             -         943,000         (3,000)
Commercial Paper
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Total temporary         9            $5,637,000      $(11,000)      $6,740,000    $(160,000)     $12,377,000      $(171,000)
impairment
securities
=============================================================================================================================

In management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. There are seven securities in the less than 12 months category and two in the more than a twelve month category.

The Company has the ability to hold these securities until maturity or market price recovery; therefore, management believes that the unrealized losses represent temporary impairment of the securities.

(7) Accrued Expenses

Accrued expenses at December 31, 2004 and 2005 consists of the following:

                                                           (in thousands)
                                                            December 31,
                                                          -----------------
                                                       2004                2005
                                                      ------              ------
Compensation                                             385                 337
Interest                                                 112                  91
Commissions and royalties                                 47                  14
Professional fees                                         50                  42
Other expenses                                           147                 140
Other liability                                          271                 241
                                                      ------              ------
                                                      $1,012              $  865
                                                      ======              ======

(8) Debenture Financing

Long term debt consists of the following:

                                                     (in thousands)
                                          December 31, 2004    December 31, 2005
                                          -----------------    -----------------
                                              (restated)

October 2003                                    $ 2,071             $ 2,071
January 2004                                      3,083               1,365
July 2004                                         2,000               1,500
                                                -------             -------
Total                                             7,154               4,936

Less Discounts                                   (2,842)               (765)
                                                -------             -------

Balance                                           4,312               4,171

Less Current Portion of long-
term debt (net
of discounts of $2,337)                           3,818                  --
                                                -------             -------

Total long-term debt                            $   494             $ 4,171
                                                =======             =======

      As of December 31, 2004, the Company made installment payments of $777,777 and the investors converted an aggregate $13,062,328 principal amount of debt from the debentures as noted below:

---------------------------------------------------------------------------------------------------------------------------------
                                                            Installment        Remaining      Common Shares     Common Shares
                       Original        Debt Conversion      payments in        Principal       issued for         issued in
      Debenture    Principal Amount   to Common Shares     Common Shares        Amount         Conversion        installments
---------------------------------------------------------------------------------------------------------------------------------
March 2003                $5,426,000         $5,426,000               $  -              $ -        3,716,438                   -
---------------------------------------------------------------------------------------------------------------------------------
July 2003                  5,426,000          5,426,000                  -                -        2,870,900                   -
---------------------------------------------------------------------------------------------------------------------------------
October 2003               4,142,357          2,071,178                  -        2,071,179        1,025,336                   -
---------------------------------------------------------------------------------------------------------------------------------
January 2004               4,000,000            139,150            777,777        3,083,073           55,000             358,932
---------------------------------------------------------------------------------------------------------------------------------
July 2004                  2,000,000                  -                  -        2,000,000                -                   -
---------------------------------------------------------------------------------------------------------------------------------
Totals                   $20,994,357        $13,062,328           $777,777       $7,154,252        7,667,674             358,932
---------------------------------------------------------------------------------------------------------------------------------

      As of December 31, 2005, the Company made installment payments of $2,388,888 and investors converted an aggregate $13,669,688 principal amount of debt from the debentures as noted below:

---------------------------------------------------------------------------------------------------------------------------------
    Debenture           Original            Debt             Installment        Remaining      Common Shares     Common Shares
                       Principal         Conversion          payments in        Principal       issued for         issued in
                         Amount        to Common Shares     Common Shares        Amount         Conversion        installments
---------------------------------------------------------------------------------------------------------------------------------
Mar 2003                  $5,426,000         $5,426,000               $  -              $ -        3,716,438                   -
---------------------------------------------------------------------------------------------------------------------------------
Jul 2003                   5,426,000          5,426,000                  -                -        2,870,900                   -
---------------------------------------------------------------------------------------------------------------------------------
Oct 2003                   4,142,357          2,071,178                  -        2,071,179        1,025,336                   -
---------------------------------------------------------------------------------------------------------------------------------
Jan 2004                   4,000,000            746,510          1,888,888        1,364,602          347,000           1,094,149
---------------------------------------------------------------------------------------------------------------------------------
Jul 2004                   2,000,000                  -            500,000        1,500,000                -             331,669
---------------------------------------------------------------------------------------------------------------------------------
Totals                   $20,994,357        $13,669,688         $2,388,888       $4,935,781        7,959,674           1,425,818
---------------------------------------------------------------------------------------------------------------------------------

March 2003 Debentures

      On March 12, 2003, the Company issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due January 2005 (the "March 2003 Debentures") and an aggregate of 743,288 warrants to two investors in a private placement for aggregate gross proceeds of $4,650,000. Pursuant to the terms of the March 2003 Debentures, $1,550,000 of the proceeds from the sale of the March 2003 Debentures was held back and to be released to the Company if, and only if, the Company acquired ISI's facility with in a set timeframe (see
Note 5 above). These funds were released to the Company in July 2003 although the Company had not acquired ISI's facility at that time. The Company recorded an additional debt discount of $259,000 upon receiving the held back proceeds of $1,550,000 in July 2003. The March 2003 Debentures were to mature on January 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest were valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the March 2003 Debentures, the Company pledged all of the Company's assets, other than the Company's intellectual property, as collateral and was subject to comply with certain financial and negative covenants, which included but were not limited to the repayment of principal balances upon achieving certain revenue milestones (see "Collateral and Financial Covenants" below).

      The March 2003 Debentures were convertible at the option of the investors at any time through January 31, 2005 into shares of the Company's common stock. The conversion price under the March 2003 Debentures was fixed at $1.46 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company did pay the redemption price at maturity, the Debenture holders, at their option, could have converted the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of the Company's common stock during the three trading days ending on and including the conversion date.

      The investors also received detachable Warrants to acquire at any time through March 12, 2008 an aggregate of 743,288 shares of common stock at a price of $1.68 per share (the "March 2008 Warrants"). As of December 31, 2005 all of these warrants have been exercised.

      Pursuant to the Company's agreement with these investors, as discussed below in "Registration Rights Agreements"), the Company registered the shares issuable upon conversion of the March 2003 Debentures and upon exercise of the June 2008 Warrants for public sale.

      The March 2003 Debentures, were recorded at a discount on issuance and with an original issue discount of approximately $2,098,000 and $776,000, respectively, due to ascribing value to the beneficial conversion feature and fair value of warrants based on the relative fair value of the proceeds.

      The conversion option and detachable warrant carry registration rights and a feature that in certain circumstances, deemed in the control of the Company, could require partial settlement of the conversion options to be in cash. In addition the March 2003 Debentures include other features including mandatory conversion option and optional redemption rights if contingent transactions occur. To determine whether the March 2003 Debentures had embedded derivatives, including the conversion option, that required bifurcation and fair value accounting, the Company analyzed the terms of the debentures in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" ("EITF 00-19"). The Company concluded that bifurcation was not required for the conversion option and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") was the appropriate accounting to be applied. The warrants were deemed to be permanent equity. The mandatory conversion option and optional redemption rights were deemed to be derivatives requiring bifurcation and thus the Company obtained a third party valuation for the aggregate fair value of these derivatives that showed the fair value to be immaterial at inception and for each subsequent reporting period.

      On June 25, 2003, the Company issued to each of the March 2003 Debenture holders warrants to acquire at any time through June 25, 2008 an aggregate of 1,000,000 shares of common stock at a price of $2.40 per share (the "June 2008 Warrants"). These warrants were issued as incentive for the Debenture holders to exercise prior warrant issuances and were fair valued utilizing the Black-Scholes Method at $1,320,000. This issuance, as restated (See Note 2), was reflected as a deemed dividend and a related increase to additional paid in capital.

      The investors exercised all 743,288 of the March 2008 Warrants in July 2003 which produced gross proceeds in the amount of approximately $1,249,000. Pursuant to the Company's agreement with the Debenture holders, as discussed below in "Registration Rights Agreements"), the Company registered the shares issuable upon exercise of these June 2008 Warrants for public sale.

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

      Pursuant to the Company's agreement with the holders, as discussed below in "Registration Rights Agreements", the Company registered the shares issuable upon exercise of the May 2009 Warrants for public sale.

      The May 2009 Warrants are to acquire at any time commencing on November 14, 2004 through April 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $4.50 per share. This warrant issuance, as restated, was fair valued using the Black-Scholes Method, and was reflected as a deemed dividend of approximately $2,355,000 during the second quarter of 2004. The exercise price (and the reset price) under the May 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $4.008 per share. Upon completion of the August 2004 Private Placement (see Note 9), the exercise price was lowered to $4.008 per share. On May 14, 2005, the exercise price of these May 2009 Warrants was set to reset to the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between May 15, 2004 and May 13, 2005; however, since the exercise price was previously set to the floor price of $4.008 per share this provision did not impact these warrants.

      As of December 31, 2003, the investors had converted the total $5,426,000 principal of the March 2003 Debentures into 3,716,438 shares of the Company's common stock. Financing costs and interest expense incurred for the year ended December 31, 2003, on the March 2003 Debenture amounted to $2,874,000 and $111,000, respectively. The interest due on this debenture was paid in cash of $17,000 with $94,000 being paid by the issuance of shares of the Company's common stock.

July 2003 Debentures

      On July 10, 2003, the Company issued an aggregate of $5,426,000 in principal amount of 6% Senior Convertible Debentures due July 31, 2005 (the "July 2003 Debentures") and an aggregate of 507,102 Warrants (the "July 2008 Warrants") in a private placement for aggregate proceeds of $4,650,000. At this time, the $1,550,000 of proceeds from the March 2003 Debentures previously held back from the Company was released to the Company. However, pursuant to the terms of the July 2003 Debentures, $1,550,000 of the proceeds from the sale of the July 2003 Debentures was held back and to be released to the Company if, and only if, the Company acquired ISI's facility with in a set timeframe (see Note 5 above). These funds were released to the Company in October 2003 although the Company had not acquired ISI's facility at that time. The Company recorded an additional debt discount of $259,000 upon receiving the held back proceeds of $1,550,000 in October 2003. The July 2003 Debentures were to mature on July 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest were valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the July 2003 Debentures, the Company pledged all of the Company's assets, other than the Company's intellectual property, as collateral and was subject to comply with certain financial and negative covenants, which included but were not limited to the repayment of principal balances upon achieving certain revenue milestones (see "Collateral and Financial Covenants" below).

      The July 2003 Debentures were convertible at the option of the investors at any time through July 31, 2005 into shares of the Company's common stock. The conversion price under the July 2003 Debentures was fixed at $2.14 per share; however, as part of the subsequent debenture placement closed on October 29, 2003 (see below), the conversion price under the July 2003 Debentures was lowered to $1.89 per share. The conversion price was subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company did pay the redemption price at maturity, the Debenture holders, at their option, could have converted the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of the Company's common stock during the three trading days ending on and including the conversion date. In 2003, the Company recorded a debt discount of approximately $741,000 upon the conversion price reset to $1.89 per share. The additional debt discount is amortized over the remaining life of these Debenture or, in the event of a conversion, written off to financing costs on a pro-rata basis.

      The July 2008 Warrants received by the investors, as amended, were exercisable for an aggregate of 507,102 shares of common stock at a price of $2.46 per share. These Warrants, as amended, did not result in any additional debt. These Warrants were exercised in July 2004 which produced gross proceeds in the amount of $1,247,000.

      Pursuant to the Company's agreement with the holders, as discussed below in "Registration Rights Agreements", the Company registered the shares issuable upon conversion of the July 2003 Debentures and upon exercise of the July 2008 Warrants for public sale.

      The July 2003 Debentures were recorded at a discount on issuance and with an original issue discount of approximately $2,280,000 and $517,000, respectively, due to ascribing value to the beneficial conversion feature and fair value of warrants based on the relative fair value of the proceeds.

      The conversion option and detachable warrant carry registration rights and a feature that in certain circumstances, deemed in the control of the Company, could require partial settlement of the conversion options to be in cash. In addition, the July 2003 Debentures include other features including mandatory conversion option and optional redemption rights if contingent transactions occur. To determine whether the July 2003 Debentures had embedded derivatives, including the conversion option, that required bifurcation and fair value accounting, the Company analyzed the terms of the debentures in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" ("EITF 00-19"). The Company concluded that bifurcation was not required for the conversion option and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") was the appropriate accounting to be applied. The warrants were deemed to be permanent equity. The mandatory conversion option and optional redemption rights were deemed to be derivatives requiring bifurcation and thus the Company obtained a third party valuation for the aggregate fair value of these derivatives that showed the fair value to be immaterial at inception and for each subsequent reporting period.

      During 2003, the investors had converted approximately $1,169,000 principal of the July 2003 debentures into 618,478 shares of the Company's common stock. During 2004, the investors had converted $4,257,071 principal of the July 2003 debentures into 2,252,417 shares of the Company's common stock. As of December 31, 2004, the investors had converted the total $5,426,000 principal of the July 2003 Debentures into 2,870,900 shares of common stock.

      The Company recorded financing costs for the years ended December 31, 2004 and 2003, with regard to the July 2003 Debentures of $2,301,000 and $1,496,000, respectively. Interest incurred for the years ended December 31, 2003 and 2004 was $117,000 and $3,000, respectively.

October 2003 Debentures

      On October 29, 2003, the Company issued an aggregate of $4,142,357 in principal amount of 6% Senior Convertible Debentures due October 31, 2005 (the "October 2003 Debentures") and an aggregate of 410,134 Warrants (the "October 2008 Warrants") in a private placement for aggregate gross proceeds of $3,550,000. Pursuant to the terms of the October 2003 Debentures, $1,550,000 of the proceeds from the sale of the October 2003 Debentures were held back and were to be released to the Company if, and only if, the Company acquired ISI's facility within 90 days of January 26, 2004 and provided a mortgage on the facility as further security for the October 2003 Debentures (see Note 5 above). In April 2004, the Company acquired the facility and the Company subsequently provided the mortgage of the facility to the Debenture holders and the above funds were released. The Company recorded an additional debt discount of $259,000 upon receiving these held back proceeds. The October 2003 Debentures were to mature on October 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest are to be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the October 2003 Debentures, the Company pledged all of the Company's assets, other than the Company's intellectual property, as collateral and was subject to comply with certain financial and negative covenants, which included but were not limited to the repayment of principal balances upon achieving certain revenue milestones (see "Collateral and Financial Covenants" below).

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

      Pursuant to the Company's agreement with the holders, as discussed below in "Registration Rights Agreements", the Company registered the shares issuable upon conversion of the October 2003 Debentures and upon exercise of the October 2008 Warrants for public sale.

      The October 2003 Debentures were recorded at a discount on issuance and with an original issue discount of $2,000,000 and $333,000, respectively, due to ascribing value to the beneficial conversion feature and fair value of warrants based on the relative fair value of the proceeds.

      The conversion option and detachable warrant carry registration rights and a feature that in certain circumstances, deemed in the control of the Company, could require partial settlement of the conversion options to be in cash. In addition, the October 2003 Debentures include other features including mandatory conversion option and optional redemption rights if contingent transactions occur. To determine whether the October 2003 Debentures had embedded derivatives, including the conversion option, that required bifurcation and fair value accounting, the Company analyzed the terms of the debentures in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" ("EITF 00-19"). The Company concluded that bifurcation was not required for the conversion option and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") was the appropriate accounting to be applied. The warrants were deemed to be permanent equity. The mandatory conversion option and optional redemption rights were deemed to be derivatives requiring bifurcation and thus the Company obtained a third party valuation for the aggregate fair value of these derivatives that showed the fair value to be immaterial at inception and for each subsequent reporting period.

      In October 2005, the Company entered into an amendment agreement with the October 2003 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

      On July 13, 2004, in consideration for the Debenture holders' exercise of all of the July 2003 ("July 2008 Warrants") and October 2003("October 2008 Warrants") Warrants amounting to approximately $2,199,000 in gross proceeds, the Company issued to these holders warrants (the "June 2009 Warrants") to purchase an aggregate of 1,300,000 shares of common stock. The Company recorded charges associated with the issuance of these warrants, as restated, fair valued using the Black-Scholes Method, at $1,676,000, which has been reflected as a deemed dividend.

      Pursuant to the Company's agreement with the holders, as discussed below in "Registration Rights Agreements", the Company registered the shares issuable upon exercise of these Warrants for public sale.

      The June 2009 Warrants are to acquire at any time commencing on January 13, 2005 through June 30, 2009 an aggregate of 1,300,000 shares of common stock at a price of $3.75 per share. On July 13, 2005, the exercise price of these June 2009 Warrants was reset to $3.33, the lesser of the exercise price then in effect or a price equal to the average of the daily price of the common stock between July 14, 2004 and July 12, 2005. The exercise price (and the reset price) under the June 2009 Warrants also is subject to adjustments for anti-dilution protection similar to those in the other Warrants. Notwithstanding the foregoing, the exercise price as reset or adjusted for anti-dilution, will in no event be less than $3.33 per share. Upon completion of the August 2004 Private Placement (see below), the exercise price was lowered to $3.33 per share. The Company agreed to register the shares issuable upon exercise of the June 2009 Warrants pursuant to substantially the same terms as the registration rights agreements between the Company and the holders. Pursuant to this obligation, the Company has registered the shares.

      The Company has paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through December 31, 2005 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of December 31, 2005. The cash collateral account provides partial security for repayment of the outstanding principal and accrued interest on the Debentures in the event of default.

      As of December 31, 2005, the investors had converted $2,071,178 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,178 is convertible into 1,025,336 shares of common stock.

      The Company recorded financing costs for the years ended December 31, 2003, 2004 and 2005, with regard to the October 2003 Debentures of $361,000, $1,366,000 and $865,000, respectively. Interest expense for the years ended December 31, 2005, 2004 and 2003, with regard to the October 2003 Debentures was $129,000, $118,000 and $24,000, respectively.

January 2004 Debentures

      On January 26, 2004, the Company issued an aggregate of $4,000,000 in principal amount of 6% Senior Convertible Debentures due January 31, 2006 (the "January 2004 Debentures"), an aggregate of 790,514 warrants (the "July 2009 Warrants") and 158,104 shares of common stock, and Additional Investment Rights (to purchase up to an additional $2,000,000 principal amount of January 2004 Debentures commencing in six months) in a private placement for aggregate net proceeds of $3,695,000. The January 2004 Debentures were to mature on January 31, 2006 and bear interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. As discussed below, the maturity date and interest rate were amended. Any shares of common stock issued to the investors as payment of interest shall be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms of the January 2004 Debentures, commencing July 26, 2004, the Company began to repay the then outstanding principal amount under the Debentures in monthly installments amortized over 18 months in cash or, at the Company's option, in shares of common stock. Any shares of common stock issued to the investors as installment payments shall be valued at 95% of the average closing price of the common stock during the 10-day trading period commencing on and including the eleventh trading day immediately preceding the date that the installment is due. Pursuant to the terms and conditions of the January 2004 Debentures, the Company pledged all of the Company's assets, other than the Company's intellectual property, as collateral and was subject to comply with certain financial and negative covenants, which included but were not limited to the repayment of principal balances upon achieving certain revenue milestones (see "Collateral and Financial Covenants" below).

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

      Pursuant to the Company's agreement with these investors, as discussed below in "Registration Rights Agreements"), the Company registered the shares issuable upon conversion of the January 2004 Debentures and upon exercise of the July 2009 Warrants for public sale.

      The January 2004 Debentures were recorded at a discount on issuance and with an original issue discount of $306,000 and $465,000, respectively, due to ascribing value to the beneficial conversion feature and fair value of warrants based on the relative fair value of the proceeds.

      The conversion option and detachable warrant carry registration rights and a feature that in certain circumstances, deemed in the control of the Company, could require partial settlement of the conversion options to be in cash. In addition, the January 2004 Debentures include other features including mandatory conversion option and optional redemption rights if contingent transactions occur. To determine whether the January 2004 Debentures had embedded derivatives, including the conversion option, that required bifurcation and fair value accounting, the Company analyzed the terms of the debentures in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" (EITF "00-19"). The Company concluded that bifurcation was not required for the conversion option and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") was the appropriate accounting to be applied. The warrants were deemed to be permanent equity. The mandatory conversion option and optional redemption rights were deemed to be derivatives requiring bifurcation and thus the Company obtained a third party valuation for the aggregate fair value of these derivatives that showed the fair value to be immaterial at inception and for each subsequent reporting period.

Section 713 of the American Stock Exchange Company Guide

      Section 713 of the American Stock Exchange ("AMEX") Company Guide provides that the Company must obtain stockholder approval before issuance, at a price per share below market value, of common stock, or securities convertible into common stock, equal to 20% or more of the Company's outstanding common stock (the "Exchange Cap"). The Debentures and Warrants have provisions that require the Company to pay cash in lieu of issuing shares upon conversion of the Debentures or exercise of the Warrants if the Company is prevented from issuing such shares because of the Exchange Cap. In May 2004, the Debenture holders agreed to amend the provisions of these Debentures and Warrants to limit the maximum amount of funds that the holders could receive in lieu of shares upon conversion of the Debentures and/or exercise of the Warrants in the event that the Exchange Cap was reached to 119.9% of the conversion price of the relevant Debentures and 19.9% of the relevant Warrant exercise price. See below for the accounting effect on this matter.

      Taken separately, the March, July, October and January 2004 debenture transactions do not trigger Section 713. However, the AMEX took the position that these transactions should be aggregated and, as such, stockholder approval was required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that the Company could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, the Company recorded on January 26, 2004, a redemption obligation of approximately $2,160,000, as restated, with a corresponding increase to debt discount to be amortized over the life of the debt or until the Company obtains shareholder approval. Any remaining discount would be reclassed to additional paid in capital.

      In addition, in accordance with EITF 00-19, the Company revalued this redemption obligation as of March 31, 2004. The Company increased the redemption obligation and recorded additional finance charge of $1,024,000 as a result of this revaluation. The Company also incurred $104,000 in financing charges related to the amortization of the related discount during the first quarter of 2004.

      Stockholder approval was obtained at the Company's Annual Meeting of Stockholders on June 23, 2004. In accordance with EITF 00-19, the Company revalued this redemption obligation associated with the 1,299,000 shares as of June 23, 2004 (date of shareholder approval). The Company recorded a reduction in the value of the redemption obligation and financing charge of $839,000 as a result of this revaluation and additional financing charge of $242,000 related to the amortization of the debt discount in the second quarter 2004. In addition, upon receiving the requisite stockholder approval on June 23, 2004, the redemption obligation of $2,345,000 and the remaining unamortized debt discount of $1,815,000 were reclassified as additional paid in capital.

      During 2004, the investors made installment payments of $777,000 and converted $139,150 of principal amount of the January 2004 debenture into 358,932 and 55,000 shares of common stock, respectively. During 2005, the investors had made installment payments of $1,111,111 and converted approximately $608,000 principal amount of the January 2004 Debentures into 735,217 and 292,000 shares of common stock, respectively. The remaining principal on these Debentures was $1,364,602 as of December 31, 2005.

      The Company recorded financing costs for the years ended December 31, 2004 and 2005 with regard to the January 2004 Debentures of $720,000 and $917,000, respectively. Interest expense for the years ended December 31, 2005 and 2004, with regard to the January 2004 Debentures was $145,000 and $207,000, respectively.

July 2004 Debentures

      Pursuant to the Additional Investment Rights issued in connection with the January 2004 Debentures, the Company issued to the investors an additional $2,000,000 principal amount of January 2004 Debentures (the "July 2004 Debentures"). The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The investors exercised the Additional Investment Rights on July 13, 2004 and the Company received net proceeds of $1,860,000. Upon completion of the August 2004 Private Placement (see Note 9), the conversion price of the July 2004 Debentures was lowered to $2.08 per share. The Company recorded an additional debt discount of approximately $632,000 upon the conversion price reset to $2.08 per share, which is being amortized over the remaining life of the debenture in accordance with the effective interest method of accounting.

      The July 2004 Debentures were recorded at a discount on issuance of $628,000 due to ascribing value to the beneficial conversion feature and fair value of warrants based on the relative fair value of the proceeds.

      The conversion option and detachable warrant carry registration rights and a feature that in certain circumstances, deemed in the control of the Company, could require partial settlement of the conversion options to be in cash. In addition, the July 2004 Debentures include other features including mandatory conversion option and optional redemption rights if contingent transactions occur. To determine whether the July 2004 Debentures had embedded derivatives, including the conversion option, that required bifurcation and fair value accounting, the Company analyzed the terms of the debentures in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" (EITF 00-19"). The Company concluded that bifurcation was not required for the conversion option and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") was the appropriate accounting to be applied. The warrants were deemed to be permanent equity. The mandatory conversion option and optional redemption rights were deemed to be derivatives requiring bifurcation and thus the Company obtained a third party valuation for the aggregate fair value of these derivatives that showed the fair value to be immaterial at inception and for each subsequent reporting period.

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

      The Company recorded financing costs for the years ended December 31, 2005 and 2004 with regard to the July 2004 Debentures of $481,000 and $248,000, respectively. Interest expense for the years ended December 31, 2005 and 2004, with regard to the January 2004 Debentures was $113,000 and $61,000, respectively.

Debenture Agreement Amendment

      On October 6, 2005, the Company entered into a material definitive agreement with the October 2003, January 2004 and July 2004 debenture holders to
1) amend the remaining outstanding Debentures that were to mature on October 31, 2005 (as amended, the "October 2003 Debenture") and the two traunches of outstanding debentures due to mature on January 31, 2006 (as amended, respectively, the "January 2004 and July 2004 Debentures"), to a maturity date of June 30, 2007, 2) to increase the interest rate from 6% per annum to 7% per annum. In consideration for extending the maturity date of the outstanding debentures, the Company issued an aggregate of 225,000 Warrants (the "October 2009 Warrants") to the debenture holders to acquire common stock at a price of $2.50 per share at any time from October 31, 2005 through October 31, 2009. The October 2009 Warrants contain provisions for adjustment of the exercised price in the event of certain anti-dilution events. The Company agreed to register 135% of the shares issuable as interest shares that might result due to the amendments to the Debentures and issuable upon exercise of the October 2009 Warrants.

      In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", the Company has treated the change in terms to the original debentures as non-substantial in nature and have not accounted for such modification as an extinguishment of debt, but rather a debt modification. In addition, the 225,000 warrants issued to the debenture holders as consideration for extending the maturity date were valued using the Black-Scholes method and $189,000 of additional debt discount on the July 2004 Debenture was recorded. The discount will be amortized as interest expense over the new term of the debt instrument in accordance with the effective interest of accounting. Any costs incurred by third parties were expensed as incurred.

Registration Rights Agreements

      The Company entered into Registration Rights Agreements with the investors in connection with the issuance of (i) the above Debentures; (ii) the June 2008, July 2008, October 2008, July 2009, and May 2009 Warrants (collectively, the "Warrants"); and (iii) the shares issued in January 2004. Pursuant to the Registration Rights Agreements the Company has registered on behalf of the investors the shares issued to them in January 2004 and 135% of the shares issuable upon conversion of the Debentures and upon exercise of all of the Warrants. If, subject to certain exceptions, sales of all shares so registered cannot be made pursuant to the registration statements, then the Company will be required to pay to the investors their pro rata share of $.00067 times the outstanding principal amount of the relevant Debentures for each day the above condition exists as liquidated damages. As a result of the Company's inability to timely file its annual report on Form 10-K for the year ended December 31, 2005, the Company currently is subject to liquidated damages until such time as the Shares are again registered for public resale or eligible for resale pursuant to Rule 144(k) under the Securities Act. (See Note 20- subsequent events for more information on liquidated damages).

Investment Banking Fees

      By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the private debenture placements in July and October 2003 and in January and July 2004, the Company paid Cardinal Securities, LLC an investment banking fee equal to 7% of the investments made by the Debenture holders and issued to Cardinal the following warrants to purchase
common  stock:  (i)  112,500   exercisable  at  $2.57  per  share;  (ii)  87,500
exercisable at $2.42 per share; and (iii) 100,000 exercisable at $3.04 per share. The $2.57 warrants expire on July 10, 2008, the $2.42 warrants expire on October 29, 2008 and the $3.04 warrants expire on January 5, 2009. With regard to the exercise of the June 2008 Warrants and issuance of the May 2009 Warrants, Cardinal received an investment banking fee of 7%, half in cash and half in shares. With regard to the exercise of the Additional Investment Rights, the July 2008 and October 2008 Warrants and issuance of the July 2009 Warrants, Cardinal received an investment banking fee of 7%, $146,980 in cash and 22,703 in shares as well as 50,000 warrants exercisable at $4.07 expiring on July 12, 2009. By agreement with Cardinal, the Company has registered all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public resale. As a result of the transactions discussed above, the Company recorded $538,000 and $149,000, as restated, as deferred financing costs on the balance sheet as of December 31, 2003 and 2004, respectively, with a related increase to additional paid in capital. These costs are amortized over the life of the debenture. Amortization expense was $360,000, $263,000 and $161,000 as of December 31, 2003, 2004 and 2005.

Conversion of Convertible Debt

The maximum number of shares issuable upon debt conversion, including interest as well as 135% of the shares issuable upon conversion and interest payments were 5,011,525 and 3,667,662 shares at December 31, 2004 and 2005, respectively.

Collateral and Financial Covenants

      The Company paid $1,300,000 in 2003 into the debenture cash collateral account held by the debenture holders as required by the terms of the October 2003 Debentures. The amounts paid have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of December 31, 2005. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

      Pursuant to the terms and conditions of all of the outstanding Debentures, the Company has pledged all of the Company's assets, other than the Company's intellectual property, as collateral, and the Company is subject to comply with certain financial covenants. The Company failed to timely file its Annual Report on Form 10-K with the Securities and Exchange Commission pursuant to the 1934 Act, and therefore, was in violation of its covenant to timely file. See Note 20
- Subsequent Events for more details on this and the Company's receipt of a waiver of this covenant.

Debenture Acceleration Provisions

      Upon an Event of Default as described in the Debentures, and for so long as such Event of Default shall be continuing, unless waived by a Debenture holder, a Debenture holder, on written notice to the Company may consider the Debenture immediately due and payable. Events of Default include: (a) any Event of Default under any other Debenture; (b) suspension from trading or failure of the Common Stock to be listed on the AMEX for more than an aggregate of ten trading days in any 365-day period; (c) Any money judgment, writ or warrant of attachment, or similar process in excess of $250,000 in the aggregate is entered or filed against the Company, its Subsidiaries or any of their properties or other assets and which remains unpaid, unvacated, unbonded and unstayed for a period of 75 days; (d) the Company defaults in the payment when due of (i) interest on the Debenture, and such default continues for 30 days, or (ii) the outstanding principal amount of the Debenture; (e) any Company representations or warranties in the Debentures and the related documents (the "Transaction Documents") or any mortgage are untrue in any material respect when made and are not cured, provided they are curable, within a specified period and such breach of representations and warranties would have a material adverse effect on the Company or materially impair the ability of the Company to satisfy its obligations to the Holders; (f) the Company fails to perform or observe in any material respect any material covenant in the Debenture or any relevant Transaction Document (such as the failure to honor any conversion notice); (g) the Company becomes insolvent or certain other events that trigger creditors' rights, bankruptcy, liquidation or similar proceedings occur; (h) the Company fails to pay any indebtedness (other than the Debentures), or any interest or premium thereon, when due in an outstanding principal amount equal to or greater than $1,000,000 and such failure continues after the applicable grace period, if any, or such indebtedness is declared be due and payable prior to the stated maturity thereof; (i) unless the Company has made cash collateral payments in an amount equal to the entire outstanding principal amount of all Debentures, together with accrued and unpaid interest thereon, the Registration Statement required to register the shares issuable upon conversion of the Debentures and exercise of the related warrants is not declared effective by the SEC and available for the sale on or before certain specified dates; (j) the Security Agreement, any Mortgage or any other security document, after delivery thereof pursuant to the relevant securities purchase agreement, fails or ceases to create a valid and perfected and, except to the extent permitted by the relevant Transaction Documents, first priority lien in favor of the agent for the benefit of the holders of Debentures on any collateral covered thereby; (k) the Cash Collateral Account Bank shall fail to comply with any of the terms of the Account Control Agreement; (l) at any time required to be in full force and effect, the Letters of Credit ceases to be in full force and effect and such breach is not cured within a specified time; (m) the report of the Company's auditors on the Company's consolidated audited financial statements for the year ended prior to the issuance of the relevant Debenture contained any going concern qualification; or (n) any material damage to, or loss, theft or destruction of, any Collateral, or any adverse event such as a labor dispute or act of God, which causes, for more than 15 consecutive days, the cessation or substantial curtailment of revenue producing activities at any material facility of the Company or any of its Subsidiaries. Upon the occurrence of an Event of Default described in subsection (g) above, the Debentures become automatically due and payable. In such event the Debentures are to be redeemed at a redemption price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest thereon. In addition, upon an Event of Default, the interest rate on the Debentures permanently increases by two percent and, solely in the case of an Event of Default triggered by a conversion failure ((f) above), higher, but in no event can the interest rate increase above the lower of 20% or the highest rate permitted by applicable law (See Note 20).

      In connection with the Debenture agreements, the Company has outstanding letters of credit of $1 million as additional collateral.

(9) Stockholders' Equity

(a) Preferred Stock

      The Company is authorized to issue 5,000,000 shares of $.01 par value preferred stock with such designations, rights and preferences as may be determined by the board of directors. There were no preferred shares issued and outstanding at December 31, 2004 and 2005.

(b) Common Stock

      On July 31, 2003, we had approximately 104,000 shares of the Company's $.001 authorized shares of $.001 par value Common Stock that were not issued or reserved for issuance. In order to accommodate the shares needed for the July 2003 Debenture, Dr. Carter, the Company's Chief Executive Officer and Cardinal Capital, LLC, the placement agent, agreed that they would not exercise their warrants or options unless and until the Company's stockholders approved an increase in the Company's authorized shares of common stock. This action freed up 3,206,650 shares. For Dr. Carter's waiver of his right to exercise certain options and warrants prior to approval of the increase in the Company's authorized shares, the Company agreed to compensate Dr. Carter and issued Dr. Carter 1,450,000 warrants to purchase common stock at $2.20 per share in 2003 that vested in the first quarter 2004 upon the second ISI asset closing. The Company recorded a charge to stock compensation expense during the first quarter of 2004 of $1,769,000 upon the full vesting of these warrants at their intrinsic value.

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

(c)  Minority Shareholder Interest

      On March 20, 2002 the Company's European Subsidiary Hemispherx Biopharma Europe, S.A. ("Hemispherx, S.A.") entered into a Sales and Distribution agreement with Laboratorios del Dr. Esteve S.A. ("Esteve")(Note 17). Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of Myalgic Encephalitis/Chronic Fatigue Syndrome ("ME/CFS"). In addition to other terms and other projected payments, Esteve paid an initial and non refundable fee of 625,000 Euros (approximately $563,000) to Hemispherx S.A. on April 24, 2002 as the first part of a series of milestone based payments.

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

      On March 13, 2003, we issued 347,445 shares of the Company's common stock to Provesan S.A., an affiliate of Esteve S.A., in exchange for 1,000,000 Euros of convertible preferred equity certificates and any unpaid dividends. As a result of the exchange, the minority interest in subsidiary was transferred to stockholders' equity on such date.

(d) Equity Financings

      On August 5, 2004, the Company closed a private placement with select institutional investors ("August 2004 Private Placement") for approximately 3,617,300 shares of its Common Stock and warrants to purchase an aggregate of up to approximately 1,085,200 shares of its Common Stock. Jefferies & Company, Inc. acted as Placement Agent for which it received a fee and warrants to purchase Common Stock. The Company raised approximately $6,984,000 net proceeds from this private offering.

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

      By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the August 2004 Private Placement with select institutional investors, the Company paid Cardinal Securities, LLC an investment banking fee of $140,000. The Company paid Cardinal one-half of the fee in cash with the remainder being paid with the issuance of 50,000 warrants to purchase common stock exercisable at $2.50 per share expiring on March 31, 2010 and 46,667 shares of common stock. By agreement with Cardinal Securities, LLC, the Company registered all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public resale.

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

      Pursuant to the Company's agreement with Fusion Capital, the Company has registered for public sale by Fusion Capital up to 10,795,597 shares of our common stock. However, in the event that the Company decides to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, the Company would first seek stockholder approval in order to be in compliance with American Stock Exchange rules. As of December 31, 2005, Fusion Capital has purchased 4,007,255 shares amounting to approximately $8,020,000 in gross proceeds to the Company.

      In connection with entering into the above agreement with Fusion Capital, the Company, in July 2005, issued to Fusion Capital 402,798 shares of its common stock. 392,798 of these shares represented 50% of the commitment fee due Fusion Capital with the remaining 10,000 shares issued as reimbursement for expenses. An additional 392,799 shares, representing the remaining balance of the commitment, are issuable in conjunction with daily purchases of common stock by Fusion Capital. These additional commitment shares will be issued in an amount equal to the product of (x) 392,799 and (y) the Purchase Amount Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares are being purchased by Fusion Capital and the denominator of which is $20,000,000. As of December 31, 2005, Fusion Capital was issued 263,713 shares towards this commitment fee. In total, Fusion Capital has purchased 4,673,766 shares in connection with this private placement as of December 31, 2005 (See Note 20).

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

                               2003                             2004                             2005
                    --------------------------       --------------------------          --------------------

                                        Weighted                         Weighted                         Weighted
                                        Average                          Average                          Average
                               Option   Exercise              Option     Exercise              Option     Exercise
                   Shares      Price    Price       Shares    Price      Price       Shares    Price      Price
                   ------      -----    -----       ------    -----      -----       ------    -----      -----
Outstanding,
beginning of
year               294,665   $1.06-4.34   $3.50     433,134   $1.06-4.34   $3.10     414,702   $2.71-4.03   $3.11

Granted            200,000     $2.75      $2.75        -          -          -          -          -          -

Canceled          (61,531)   $3.80-4.03   $3.97    (18,432)     $4.34      $4.34        -          -          -

Exercised             -          -          -          -          -          -          -          -          -
                      -                                -                                -

Outstanding,
end of year        433,134   $1.06-4.34   $3.10     414,702   $2.71-4.03   $3.11     414,702   $2.71-4.03   $3.11
                   =======                          =======                          =======

Exercisable        433,134   $1.06-4.34   $3.10     414,702   $2.71-4.03   $3.11     414,702   $2.71-4.03   $3.11
                   =======                          =======                          =======

Weighted
average
remaining
contractual       3.37                               8.24                             5.10
life (years)      =====                              =====                            =====
                  years          -          -        years        -          -        years        -          -
                  =====          =          =        =====        =          =        =====        =          =

Exercised in
current and
prior years       (27,215)       -          -      (27,215)       -          -      (27,215)       -          -
                  ========       =          =      ========       =          =      ========       =          =

Available for
future grants      27,664        -          -       46,096        -          -       46,096        -          -
                  =======        =          =       ======        =          =       ======        =          =

The following table summarizes information about these options outstanding at December 31, 2005:

                                                                Exercise Price Range
                                                                --------------------
                                              $2.71 - $2.75             $3.50              $4.03              Total
                                              -------------             -----              -----              -----
Outstanding Options:
Number Outstanding                                  273,728            54,974             86,000            414,702
Remaining contracted life years                         8.0               2.0                5.1                5.1
Weighted average exercise price                       $2.68             $3.21              $4.03              $3.11
Exercisable Options:
Number outstanding                                  273,728            54,974             86,000            414,702
Weighted average exercise price                       $2.68             $3.21              $4.03              $3.11

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

      During 2003, the Company issued options to acquire 200,000 shares to its general counsel under the 1990 plan for services rendered. As a result, the Company charged operating expenses in the amount of $237,000. There was no stock compensation expense in 2004 and 2005 recorded as there were no options granted under this plan.

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

      Stock options awarded under the Equity Incentive Plan may be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than fair market value at the date of grant) as the Board may determine. The Board may provide for options to become immediately exercisable upon a "change in control," which is defined in the Equity Incentive Plan to occur upon any of the following events: (a) the acquisition by any person or group, as beneficial owner, of 20% or more of the outstanding shares or the voting power of the outstanding securities of the Company; (b) either a majority of the directors of the Company at the annual stockholders meeting has been nominated other than by or at the direction of the incumbent directors of the Board, or the incumbent directors cease to constitute a majority of the Company's Board; (c) the Company's stockholders approve a merger or other business combination pursuant to which the outstanding common stock of the Company no longer represents more than 50% of the combined entity after the transaction; (d) the Company's shareholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of the Company's assets; or (e) any other event or circumstance determined by the Company's Board to affect control of the Company and designated by resolution of the Board as a change of control.

      Information regarding the options approved by the Board of Directors under the Equity Incentive Plan is summarized below:

                                                 2004                                        2005
                             -------------------------------------------   --------------------------------------

                                                              Weighted                                   Weighted
                                                               Average                                   Average
                                                              Exercise                                   Exercise
                                Shares       Option Price       Price        Shares     Option Price      Price
                                ------       ------------       -----        ------     ------------      -----
Outstanding beginning at
year                               -              -               -          633,080     $1.90-3.44       $2.56

Granted                         633,080       $1.90-3.44        $2.56       1,352,600    $1.63-2.87       $1.95

Canceled                           -              -               -             -             -             -

Exercised                          -              -               -             -             -             -
                                   -

Outstanding end of year         633,080       $1.90-3.44        $2.56       1,985,680    $1.63-2.87       $2.15
                                =======                                     =========

Exercisable                     538,432       $2.60-3.44        $2.68       1,373,250    $1.63-2.87       $2.46
                                =======                                     =========

Weighted  average
remaining contractual
life (years)                   10 years                                     8-9 years
                               ========                                     =========

Available for future grants    7,366,920                                    6,014,320
                               =========                                    =========

The following table summarizes information about these options outstanding at December 31, 2005:

                                                         Exercise Price Range
                                         $1.63-$1.90          $2.00-2.87            $3.44                 Total
                                     ------------------ ------------------- --------------------- ---------------------
Outstanding options:
Number outstanding                         1,101,648             834,032                50,000             1,985,680
Remaining contracted life years                  8.3                 8.7                   8.5                   8.5
Weighted average exercise price                $1.81               $2.51                 $3.44                 $2.15
Exercisable options:
Number outstanding                           575,918             747,332                50,000             1,373,250
Weighted average exercise price                $1.76               $2.52                 $3.44                 $2.17

  (ii) Stock warrants

Number of warrants exercisable into shares of common stock

                               2003                                  2004                                 2005
                    --------------------------            -------------------------                ------------------
                                          Weighted                             Weighted                              Weighted
                                          Average                              Average                               Average
                               Option     Exercise                  Option     Exercise                   Option     Exercise
                   Shares      Price      Price         Shares      Price      Price          Shares      Price      Price
                   ------      -----      -----         ------      -----      ----------     ------      -----      -----
Outstanding
beginning of
year              7,967,810    $1.75-16.00  $3.18     11,502,796    $1.74-16.00  $3.57      13,167,037    $1.75-16.00  $3.46

Granted           4,623,024    $1.68-2.57   $2.32      4,791,187    $2.58-4.20   $3.25         565,000    $1.50-3.00   $2.08

Canceled          (276,000)    $4.00-10.00  $6.54      (858,360)    $4.00-8.00   $5.34     (2,197,200)    $1.75-12.00  $3.70

Exercised         (812,038)    $1.68-1.75   $1.69    (2,268,586)    $1.74-3.50   $2.32         (5,000)    $1.75-12.00  $1.75
                  ---------                          -----------                               -------

Outstanding
end of year      11,502,796    $1.74-16.00  $3.57     13,167,037    $1.75-16.00  $3.46      11,529,837    $1.55-16.00  $3.32
                 ==========                           ==========                            ==========

Exercisable       8,635,560    $1.74-16.00  $4.11     12,667,037    $1.75-16.00  $3.46      11,529,837    $1.55-16.00  $3.32
                  =========                           ==========                            ==========

Weighted
average
remaining
contractual
life (years)     4.04 years                            4.3 years                            4.43 years
                 ==========                            =========                            ==========

Years
exercisable       2004-2008                            2005-2009                            2006-2015
                  =========                            =========                            =========

The following table summarizes information about stock warrants outstanding at December 31, 2005:

                                                             Exercise price range                       Total

                                          $1.75-$5.00         $6.00-$9.00         $10.00-$16.00              $1.75-$16.00
                                  -------------------- ------------------- --------------------- -------------------------
Outstanding warrants
Number outstanding                         10,416,187             713,650               400,000                11,529,837
Weighted average remaining
contractual life(years)                           4.2                 2.2                  1.46                      4.43
Weighted average exercise price                 $2.89               $6.80                $13.00                     $3.32
Exercisable warrants
Number outstanding                         10,416,187             713,650               400,000                11,529,837
Weighted average exercise price                 $2.89               $6.80                $13.00                     $3.32

      Certain of the stock warrants outstanding are subject to adjustments for stock splits and dividends.

Warrants issued to stockholders

      At December 31, 2001 there were 232,160 warrants issued to stockholders remaining. In 2002, 10,000 were converted to common stock. At December 31, 2002 and 2003 there were 222,160 warrants remaining. These warrants had an exercise price of $3.50 per share.

Other stock warrants

      The Company has issued other stock warrants outstanding - totaling 11,529,837, which consists of the following:

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

      In May 1995, the Company and certain officers, directors and shareholders entered into a standby finance agreement pursuant to which the parties agreed to provide an aggregate of $5,500,000 in financing to the Company during 1995 in the event that existing and additional financing was insufficient to cover the cash needs of the Company through December 31, 1996. In exchange, the Company issued warrants to purchase an aggregate of 2,750,000 shares of Common Stock at $1.75 per share to the parties. In 1996, 597,000, in 1999, 290,000, in 2000,
216,500,  in 2001, 200,000, in 2002, 1,300, in 2003, 35,000 and in 2004, 205,000
of these warrants were exercised leaving a balance of these warrants of 1,205,200. 5,000 of these remaining warrants were exercised in 2005 and the remaining expired on June 30, 2005.

      In the years 2001, 2002 and 2003, the Company issued 450,000, 25,000 and no warrants, respectively, exclusive of warrants issued in connection with the Company's 2003 Debenture issuances (see Note 8), to investment banking firms for services performed on behalf of the Company. Accordingly, the Company recorded stock compensation of $637,000, $133,000 and none for the years 2001, 2002 and 2003, respectively. These warrants have various vesting dates and exercisable prices ranging from $4.00 to $16.00 per share. In total, 1,193,800 warrants were outstanding at December 31, 2002. In 2003, 225,000 of these warrants expired leaving a balance of 968,800 warrants at December 31, 2003. In 2004, 193,800 of these warrants expired leaving a balance of 775,000 warrants at December 31, 2004. In 2005, 350,000 of these warrants expired leaving a balance of 425,000. These warrants are exercisable in five years from the date of issuance.

      In 2003, 2004 and 2005 the Company had warrants outstanding, issued to employees, directors and consultants, of 5,100,650, 4,645,650 and 4,268,650 respectively. These warrants were not issued pursuant to an equity plan and are exercisable at rates of $1.55 to $10.00 per share of common stock. The exercise price was equal to the fair market value of the stock on the date of grant. At December 31, 2002, 3,701,650 of the non-public warrants were outstanding. During 2003 the Company granted 1,450,000 warrants to employees with an exercise price of $2.20 for services performed and 51,000 warrants expired. At December 31, 2003, 5,100,650 warrants were outstanding. During 2004, 15,000 warrants were issued to consultants and 470,000 expired leaving a balance of 4,645,650 at December 31, 2004. During 2005, 265,000 warrants were issued to consultants and 642,000 expired leaving a balance of 4,268,650 at December 31, 2005. These stock warrants have exercise prices ranging from $3.50 to $4.00.

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

(f) Stock Repurchase

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

(g) Rights offering

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

         The following table presents revenues by country based on the location of the use of the product services.

                                                     (in thousands)
                                            2003           2004           2005
                                           ------         ------         ------
United States                              $  655         $1,225         $1,083
Belgium                                         2              4             --
Other                                          --             --             --
                                           ------         ------         ------
                                           $  657         $1,229         $1,083
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

      In October 2005, the Company signed a research agreement with the National Institute of Infectious Diseases, in Tokyo, Japan. The collaboration, by Hideki Hasegawa, M.D., Ph.D., Chief of the Laboratory of Infectious Disease Pathology, will assess the Company's experimental therapeutic Ampligen(R) as a co-administered immunotherapeutic to the Institution's nasal flu vaccine.

      In October 2005, the Company also engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist the Company in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS (see Note 17). The Company is in discussions with the Sage Group, Inc. to expand its engagement to assist the Company in obtaining strategic alliance in Japan for the use of Ampligen(R) in treating Avian Flu.

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

      The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the year ending December 31, 2003, 2004 and 2005 the Company incurred approximately $389,000, $220,000 and $236,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

      Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 2003, 2004 and 2005 the Company provided matching contributions to each employee for up to 6% of annual pay aggregating $38,000, $77,000 and $89,000 respectively.

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

      The Company acquired a series of patents on Oragens, potentially a set of oral broad spectrum antivirals and immunological enhancers, through a licensing agreement with Temple University in Philadelphia, PA. The Company was granted an exclusive worldwide license from Temple for the Oragens products. These compounds have been evaluated in various academic laboratories for application to chronic viral and immunological disorders. The 2', 5' oligoadenylate synthetase/RNase L system is an important and widely distributed pathway for the inhibition of viral replication and tumor growth. The 2', 5' oligoadenylate synthetase, up activation by double-stranded RNA, synthesizes 2', 5' oligoadenylates (2-5A) from ATP. These bioactive 2-5As directly activate RNase L, which degrades viral and cellular RNAs resulting in the inhibition of protein synthesis. The bioactive 2-5A molecules can be degraded by various hydrolytic enzymes, resulting in a short half life. Analogues of these bioactive 2-5As, termed Oragen(TM) RNA compounds, have been produced to increase stability and maintain or increase biological activity without demonstrable toxicity. Pursuant to the terms of the Company's agreement with Temple, the Company is obligated to pay royalties of 2% to 4% of sales depending on the amount of technical assistance required. The Company currently pays a royalty of $30,000 per year to Temple. This agreement is to remain in effect until the date that the last licensed patent expires unless terminated sooner by mutual consent or default due to royalties not being paid. The last Oragen(TM) patent expires on June 1, 2018. The Company records the payment of the royalty as research and development cost for the period incurred.

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

      In December 2004, the Company filed a multicount complaint in federal court (Southern District of Florida) against a conspiratorial group, which includes Bioclones, seeking to illegally manipulate the Company's stock for purposes of bringing about a hostile takeover of Hemispherx (see Note 16).

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

      In connection with the asset purchase agreement entered into with ISI, the Company is obligated to pay ISI a 6% royalty on the net sales of the Alferon N Injection(R) product.

      The Company has contractual agreements with two of its officers. The aggregate annual base compensation under these contractual agreements for 2003, 2004 and 2005 was $637,000, $761,000 and $701,000 respectively. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 2003, 2004 and 2005, bonuses of $266,100, 165,300 and $175,300 respectively were granted. In 2003, the Chief Executive Officer, Dr. William A. Carter, of the Company was granted warrants to purchase 1,450,000 shares of common stock at $2.20 per share. The Chief Executive Officer's employment agreement (see below) provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement. In 2004, the Chief Executive Officer of the Company was granted options to purchase 320,000 shares of common stock at $2.60 per share and $3.44 per share and the Chief Financial Officer of the Company was granted options to purchase 63,824 shares of common stock at $2.60 and $3.44 per share. In 2005, the Chief Executive Officer of the Company was granted options to purchase 645,000 shares of common stock at $1.75 to $2.87 per share and the Chief Financial Officer of the Company was granted options to purchase 110,000 shares of common stock at $1.75 to $2.61 per share.

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

      On February 14, 2005 the Company entered into an agreement with The Sage Group of Branchburg, New Jersey for R. Douglas Hulse, an Executive Director of The Sage Group, to serve as President and Chief Operating Officer of the Company. In addition, other Sage Group principals and Senior Directors will be made available to assist as needed. The engagement is expected to continue for a period of 18 months; however, it is terminable on 30 days written notice by either party after 12 months. Compensation for the services includes a ten year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $1.55. These warrants are to be issued to Sage Healthcare Advisors, LLC and are to vest at the rate of 12,500 per month of the engagement with 25,000 vesting upon completion of the eighteenth month. Vesting accelerates in the event of a merger or a purchase of a majority of the Company's assets or equity. The Sage Group also is to receive a monthly retainer of $10,000 for the period of the engagement. In addition, for each calendar year (or part thereof) during which the agreement is in effect, The Sage Group will be entitled to an incentive bonus in an amount equal to 0.5% of the gross proceeds received by us during such year from any joint ventures or corporate partnering arrangements. After termination of the agreement, The Sage Group will only be entitled to receive the incentive bonus based upon gross proceeds received by us during the two year period commencing on the termination of the agreement with respect to any joint ventures or corporate partnering arrangements entered into by us during the term of the agreement. Mr. Hulse will devote approximately two to two and one half days per week to the Company's business. The Company used the Black-Scholes valuation model to value the shares received by the Sage Group pursuant to the agreement. The Company recorded a charge to earnings of approximately $124,000 in 2005 with a related increase to additional paid in capital.

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

      In October 2003, in recognition of this action as well as Dr. Carter's prior and on-going efforts relating to product development securing critically needed financing and the acquisition of a new product line, the Compensation Committee determined that Dr. Carter be awarded bonus compensation in 2003 consisting of $196,636 and a grant of 1,450,000 stock warrants for a value of $1,769,000 with an exercise price of $2.20 per share. These warrants vested upon the second ISI Asset closing during the first quarter 2004 and the Company recorded stock compensation of $1,769,000.

      The Company has engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist the Company in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS. R. Douglas Hulse, the Company's President and Chief Operating Officer, is a member and an executive director of The Sage Group, Inc.

(14) Leases

The Company has several noncancellable operating leases for the space in which its principal offices are located and certain office equipment.

Future minimum lease payments under noncancellable operating leases are as follows:

                                                   (000's omitted)
        Year ending                                   Operating
        December 31,                                   leases
        -----------                                   ---------

           2006. . . . . . . . . . . . . . . . . . . . $     193
           2007. . . . . . . . . . . . . . . . . . . .        65
                                                      ----------
           Total minimum lease payments. . . . . . . .     $ 258
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

(15) Income Taxes

      As of December 31, 2005, the Company has approximately $81,500,000 of federal net operating loss carryforwards (expiring in the years 2006 through 2026) available to offset future federal taxable income. The Company also has approximately $28,000,000 of state net operating loss carryforwards (expiring in the years 2006 through 2010) available to offset future state taxable income. The utilization of certain state net operating loss carryforwards may be subject to annual limitations.

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

      The components of the net deferred tax asset of December 31, 2004 and 2005 consists of the following:

                                                         (000's omitted)
Deferred tax assets:                                 2004              2005
                                                   --------          --------
                                                  (restated)
Net operating losses                               $ 26,864          $ 27,715
Accrued Expenses and Other                               77               (43)
Capitalized Research and development costs            1,059             1,348
                                                   --------          --------
Total                                                28,000            29,020
Less: Valuation Allowance                           (28,000)          (29,020)
                                                   --------          --------
Balance                                               $ -0-             $ -0-
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

      In June 2002, a former ME/CFS clinical trial patient and her husband filed a claim in the Superior Court of New Jersey, Middlesex County, against the Company, one of its clinical trial investigators and others alleging that she was harmed in the ME/CFS clinical trial as a result of negligence and breach of warranties. On June 25, 2004 all claims against the Company were dismissed with prejudice. The former ME/CFS clinical trial patient and her husband have now appealed the dismissal of their claims to the New Jersey Superior Court, Apellate Division, who upheld the dismissal of all claims against the Company and the matter is now concluded.

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

(17) Certain Relationships and Related Transactions

      The Company has employment agreements with certain of its executive officers and have granted such officers and directors options and warrants to purchase its common stock, as discussed in Note 9.

      Ransom W. Etheridge, the Company's Secretary, General Counsel and one of its directors, is an attorney in private practice, who renders corporate legal services to us from time to time, for which he has received fees totaling $88,000 in 2005. In addition, Mr. Etheridge serves on the Board of Directors for which he received Director's Fees of cash and stock valued at $100,000 in 2005. We loaned $60,000 to Ransom W. Etheridge in November 2001 for the purpose of exercising 15,000 class A redeemable warrants. This loan bears interest at 6% per annum. This loan was granted prior to the enactment of the Sarbanes Oxley Act of 2002 prohibiting such transactions. In lieu of granting Mr. Etheridge a bonus for outstanding legal work performance on behalf of the Company, the Board of Directors forgave the loan and accrued interest on February 24, 2006.

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

      The Company paid $18,800, and $7,600 for the years ended December 31, 2003 and 2004, respectively to Carter Realty for the rent of property used by the Company at various times in years 2003 and 2004. The property was owned by others, but was acquired in late 2004 by Retreat House, LLC, an entity in which the children of William A. Carter have a beneficial interest. The Company Paid Retreat House, LLC $54,000 for the use of the property at various times in 2005.

      Antoni Esteve, one of the Company's former directors, was a Member of the Executive Committee and Director of Scientific and Commercial Operations of Laboratorios Del Dr. Esteve S.A (see Note 9(c)).

      On February 14, 2005 the Company entered into an agreement with The Sage Group of Branchburg, New Jersey for R. Douglas Hulse, an Executive Director of The Sage Group, to serve as President and Chief Operating Officer of the Company (See Notes 3 and 11 for additional information concerning this agreement).

(18) Concentrations of credit risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash with high-quality financial institutions. At times, such amount may be in excess of Federal Deposit Insurance Corporation insurance limits of $100,000.

      Sales to three large wholesalers represented approximately 74% and 80% of the Company's total sales for the years ended December 31, 2004 and 2005, respectively.

(19) Quarterly Results of Operation (unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                      2004
                       (in thousand except per share data)

                March 31,       March 31,       June 30,    June 30,     September     September    December     December     Total
                   2004           2004           2004         2004        30, 2004      30, 2004    31, 2004     31, 2004
                    As                            As                         As                        As
                previously     Restated(2)    previously   Restated(2)   previously   Restated(2)  previously   Restated(2) Restated
               reported(1)                     reported                   reported                  reported
Revenues               $308          $308          $331          $331        $258          $258        $332         $332     $1,229

Costs and
expenses              4,409         4,409         2,526         2,526       2,972         2,972       2,211        2,211     12,118
               ---------------------------------------------------------------------------------------------------------------------
Net loss            (8,042)       (7,064)       (5,956)       (2,784)     (7,007)       (4,152)     (3,135)      (2,887)   (16,887)

Deemed
dividend(4)               -             -             -       (4,031)           -             -           -            -    (4,031)
               ---------------------------------------------------------------------------------------------------------------------
Net loss
applicable to
common
stockholders       $(8,042)      $(7,064)      $(5,956)      $(6,815)    $(7,007)      $(4,152)    $(3,135)     $(2,887)  $(20,918)
               ---------------------------------------------------------------------------------------------------------------------
Basic and
diluted
loss per share       $(.20)        $(.17)        $(.14)        $(.15)      $(.15)        $(.09)      $(.06)       $(.05)     $(.46)
               =====================================================================================================================

See Note 2 for restated year end results for the year ended December 31, 2004. As discussed in Note 2, the Company will file its quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005, which will include the quarters ended in 2004 as soon as practicable.

(1) During the first quarter 2004, the Company recorded stock compensation of $1,769,000 (See Note 9(b)) and during the third quarter 2004, the Company recorded stock compensation of $231,000.

(2) The Company re-evaluated the accounting for the March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that bifurcation was not required and that EITF 00-27 should have been applied. The Company did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment and subsequent price resets for the Debentures that were originally applied and reflected in the financial statements. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the issuance of the October 2003 Debenture and the August 2004 Private Placement (See Notes 8 & 9 for more details on these resets), it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures.

(3) The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in our Quarterly reports on Form 10-Q and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as a part of the Debenture issuances was determined to have been applied incorrectly at the time of issuance.

(4) The accounting treatment set forth is FASB Statement No. 123, "Accounting for Stock-Based Compensation", for the issuance of the June 2008, May 2009 and June 2009 Warrants (collectively "the Warrants") (See Note 8) that was originally interpreted and reflected in the financial statements, was not correctly applied. The warrants issued as incentive to exercise prior warrant issuances are reflected as a deemed dividend at the date of issuance, where previously these warrants were either recorded as additional debt discount or as a financing charge at date of issuance.

                                      2005
                       (in thousand except per share data)

                       March 31,      March 31,      June 30,     June 30,     September     September    December       Total
                         2005           2005           2005         2005        30, 2005     30, 2005     31, 2005
                          As                            As                         As
                      previously      Restated      previously    Restated     previously    Restated     Restated      Restated
                       reported       (1)(2)(4)      reported     (1)(2)(4)     reported    (1)(2)(3)(4)  (1)(2)(4)
Revenues                      $258           $258          $300         $300          $271         $271        $254       $1,083

Costs and expenses           2,348          2,393         2,670        2,784         2,386        2,464       3,357       10,998
                     ------------------------------------------------------------------------------------------------------------
Net loss
applicable to
common stockholders        (3,055)        (2,980)       (3,816)      (3,345)       (2,887)      (2,643)     (3,478)     (12,446)
                     ------------------------------------------------------------------------------------------------------------
Basic and diluted
loss per share
                            $(.07)         $(.07)        $(.08)       $(.07)        $(.06)       $(.05)      $(.05)       $(.24)
                     ============================================================================================================

(1) The Company re-evaluated the accounting for the March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that bifurcation was not required and that EITF 00-27 should have been applied. The Company did initially apply EITF 00-27, however as a part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment and subsequent price resets for the Debentures that were originally applied and reflected in the financial statements. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the issuance of the October 2003 Debenture and the August 2004 Private Placement (See Notes 8 & 9 for more details on these resets), it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures.

(2) The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in our Quarterly Reports on Form 10-Q and that, therefore, a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as a part of the Debenture issuances was determined to have been applied incorrectly at the time of issuance.

(3) The Company incorrectly recorded $241,000 in other income in the third quarter 2005 related to the termination of the MOU notice received by Astellas. This amount was subsequently adjusted back to an accrued liability as of December 31, 2005, as the agreement has not yet been formally terminated.

(4) The accounting for certain warrants and options issued to non-employees and our interpretation and application of FASB No. 123 was not correct in 2005.

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

The Company failed to timely file its Annual Report on Form 10-K with the Securities and Exchange Commission pursuant to the 1934 Act, and therefore, was in violation of its covenant to timely file within its debenture agreements. The Company obtained a waiver letter from its debenture holders regarding the failure to meet this covenant. In addition, as a result of the Company's inability to timely file its annual report on Form 10-K for the year ended December 31, 2005, the Company currently is subject to liquidated damages until such time as the shares issuable upon conversion of and interest under the debentures, and shares issuable upon exercise of the warrants are again registered for public resale or eligible for resale pursuant to Rule 144(k) under the Securities Act. The Company anticipates the liquidated damages not to exceed $250,000.

During 2006, the Company has issued an additional 4,913,669 shares for proceeds of $11,979,994 which completes the terms of the July 8, 2005, Fusion Capital agreement (see Note 9(d)).

On April 3, 2006, the Company received a notice from the staff of The American Stock Exchange ("AMEX") indicating that it is not in compliance with Sections 134 and 1101 of the AMEX Company Guide and its listing agreement due to the Company's failure to file its annual report on Form 10-K for the fiscal year ended December 31, 2005 with audited financial statements on a timely basis. The AMEX has granted an extension of the listing of the Company's common stock until June 30, 2006, provided that the Company files its Form 10-K for 2005 by June 2, 2006 and provided that it files its Form 10-Q for the first quarter of 2006 by June 30, 2006. During the extension period, the Company will be subject to periodic review by AMEX staff. If the Company fails to meet any of the foregoing deadlines, the AMEX has indicated that it will begin delisting proceedings.

On April 12, 2006, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Fusion Capital. Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from the Company up to $50,000,000 of common stock over a period of approximately twenty-five (25) months. Pursuant to the terms of the Registration Rights Agreement, dated as of April 12, 2006, we agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission on or before June 30, 2006 covering the shares which are issued to or may be issued to Fusion Capital under the Purchase Agreement. Once the Registration Statement has been declared effective, each trading day during the term of the Purchase Agreement we have the right to sell to Fusion Capital up to $100,000 of our common stock on such date or the arithmetic average of the three lowest closing trade prices of the common stock during the immediately proceeding 12 trading day period. At our option under certain conditions, Fusion Capital can be required to purchase greater amounts of common stock during a given period. In connection with entering into the Purchase Agreement, the Company issued to Fusion Capital 321,751 shares of our common stock. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

                           Hemispherx Biopharma, Inc.
                 Schedule II -Valuation and Qualifying Accounts
                             (dollars in thousands)


Column A                       Column B       Column C    Column D     Column E

                               Balance at                             Balance at
                              beginning of    Charge to    Write-      end of
Description                      period       expense       offs       period
-----------                      ------       -------       ----       ------

Year Ended December 31, 2005
Reserve for inventory            $   225            -       (125)       $  100

Year Ended December 31, 2004
Reserve for inventory            $     -          225          -        $  225

Year Ended December 31, 2003
Reserve for inventory            $     -            -          -        $    -