Form 10-Q
period 2006-03-31
HEMISPHERX BIOPHARMA INC
filed 2006-06-30
CIK 946644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / / Yes /X/ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): ____Large accelerated filer _X_Accelerated filer ___Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). / /
Yes        /X/ No

_62,212,889 shares of common stock were issued and outstanding as of June 23, 2006.

                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)


                                                      December 31,    March 31,
                                                         2005           2006
                                                       ---------      ---------
                                                                     (unaudited)
                                 ASSETS
Current assets:
 Cash and cash equivalents                             $   3,827      $  10,519
 Short term investments (Note 5)                          12,377         13,393
 Inventory, net                                            1,767          1,630
 Accounts and other receivables                               96             62
 Prepaid expenses and other current assets                   142            189

                                                       ---------      ---------
         Total current assets                             18,209         25,793
                                                       ---------      ---------

Property and equipment, net                                3,364          3,340
Patent and trademark rights, net                             795            789
Investment                                                    35             35
Construction in Progress                                     821          1,681
Deferred financing costs                                     113             96
Advance receivable (Note 6)                                1,300          1,300
Other assets                                                  17             17

                                                       ---------      ---------
         Total assets                                  $  24,654      $  33,051
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $     991      $   1,715
 Accrued expenses                                            865            641
                                                       ---------      ---------
 Total current liabilities                                 1,856          2,356
                                                       ---------      ---------

 Long-Term Debt (Note 6)                                   4,171          3,524

Commitments and contingencies
(Note 8)

Stockholders' equity:
 Preferred stock, par value $0.01 per share,
 authorized 5,000,000; issued and outstanding;
 none                                                         --             --
 Common stock, par value $0.01 per share,
 authorized 100,000,000 shares; issued and
 outstanding 56,264,155 and 61,436,969
 respectively                                                 56             61
 Additional paid-in capital                              166,394        180,633
 Accumulated other comprehensive (loss) income              (171)            49
 Accumulated deficit                                    (147,652)      (153,572)
                                                       ---------      ---------
 Total stockholders' equity                               18,627         27,171
                                                       ---------      ---------

 Total liabilities and stockholders' equity            $  24,654      $  33,051
                                                       =========      =========


     See accompanying notes to condensed consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                  Three months ended March 31,
                                                 ------------------------------
                                                     2005              2006
                                                 ------------      ------------
                                                  (Restated)

Revenues:
Sales of product net                             $        229      $        183
Clinical treatment programs                                29                53
                                                 ------------      ------------

Total revenues                                            258               236

Costs and expenses:
Production/cost of goods sold                              98               299
Research and development                                1,268             2,430
General and administrative                              1,027             3,093
                                                 ------------      ------------

Total costs and expenses                                2,393             5,822

Interest and other income (expense)                       230               (45)
Interest expense                                         (106)              (84)
Financing costs (Note 6)                                 (969)             (205)
                                                 ------------      ------------

Net loss                                         $     (2,980)     $     (5,920)
                                                 ============      ============

Basic and diluted loss per share (Note 3)        $       (.07)     $       (.10)
                                                 ============      ============

Weighted average shares outstanding                42,596,087        58,235,839
                                                 ============      ============


          See accompanying notes to consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
               loss (in thousands except share data) (Unaudited)


                                                              Common                    Accumulated
                                               Common         Stock       Additional       other                          Total
                                               Stock        .001 Par       paid-in      Comprehensive  Accumulated    stockholders'
                                               Shares         Value        capital      Income (loss)    deficit         equity
                                           -------------   ----------    ----------    ----------       ----------     ----------
Balance at December 31, 2005                $ 56,264,155   $       56    $  166,394    $     (171)      $ (147,652)    $   18,627
Debt conversions                                 400,642            1           833            --               --            834
Interest Payments                                 43,875           --           101            --               --            101
Warrants exercised                               255,416           --           672            --               --            672
Private placement net of issuance cost         4,437,181            4        10,596            --               --         10,600
Stock issued for settlement of accounts
payable and accrued expenses                      35,700           --            84            --               --             84
Stock warrant compensation expense                    --           --         1,953            --               --          1,953
Net comprehensive loss                                --           --            --           220           (5,920)        (5,700)
                                           -------------   ----------    ----------    ----------       ----------     ----------

Balance at March 31, 2006                  $  61,436,969   $       61    $  180,633    $       49       $ (153,572)    $   27,171
                                           =============   ==========    ===========   ==========       ==========     ==========


          See accompanying notes to consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2006
                                 (in thousands)
                                   (Unaudited)


                                                          2005          2006
                                                        --------      --------
                                                       (Restated)
Cash flows from operating activities:
Net loss                                                $ (2,980)     $ (5,920)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation of property and
equipment                                                     30            30
Amortization of patent and trademark rights
                                                              84            28
Financing cost related to debt discounts
                                                             969           205
Stock compensation expense                                    46         1,953
Interest expense                                             112           101
Changes in assets and liabilities:
Inventory                                                    209           138
Accounts and other receivables                                --            34
Prepaid expenses and other
current assets                                               (38)          (48)
Accounts payable                                             (70)          807
Accrued expenses                                            (413)         (224)
                                                        --------      --------
Net cash used in operating
activities                                                (2,051)       (2,896)
                                                        --------      --------

Cash flows from investing activities:
Purchase of property, plant and
equipment                                                    (69)           (6)
Additions to patent and trademark
rights                                                       (43)          (22)
Maturity of short term
investments                                                7,934        12,548
Purchase of short term investments                        (7,894)      (13,344)
Construction in progress                                      --          (860)

                                                        --------      --------

Net cash used in investing activities
                                                        $    (72)     $ (1,684)
                                                        --------      --------


                                   (CONTINUED)

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 2005 and 2006
                                 (in thousands)
                                   (Unaudited)


                                                           2005          2006
                                                         --------      --------
Cash flows from financing activities:
Proceeds from exercise of stock warrants
                                                               --           672
Proceeds from sale of stock, net of issuance costs             --        10,600

                                                         --------      --------
Net cash provided by financing
activities                                                     --        11,272
                                                         --------      --------

Net (decrease) increase in cash and cash equivalents
                                                           (2,123)        6,692

Cash and cash equivalents at beginning of period
                                                            8,812         3,827
                                                         --------      --------

Cash and cash equivalents  at end of period
                                                         $  6,689      $ 10,519
                                                         ========      ========

Supplemental disclosures of non-cash investing and
financing cash flow information:
Issuance of common stock for
accounts payable and accrued
expenses                                                 $     29      $     84
                                                         ========      ========
Issuance of common stock for
debt conversion and debt                                 $    333      $    833
payments                                                 ========      ========


          See accompanying notes to consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core BioTtech Corp., all of which are incorporated in Delaware and are dormant. The Company's foreign subsidiaries include Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998 and Hemispherx Biopharma Europe S.A. incorporated in Luxemburg in 2002, which have limited or no activity. All significant intercompany balances and transactions have been eliminated in consolidation.

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

These consolidated financial statements should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2005, as filed with the SEC on June 5, 2006.

NOTE 2: RESTATEMENTS

In 2003 and 2004 the Company, entered into convertible debenture arrangements which are inherently complicated, which have been and continue to be the subject of numerous intricate accounting pronouncements and interpretations and which are not classified as normal recurring transactions. Our convertible debenture transactions were reported within our previously filed financial statements for the years ended December 31, 2003 and 2004. After an extensive review and consultation with our independent registered public accountants and our audit committee, we determined that we must restate our historical financial statements for the years ended December 31, 2003 and 2004 as well as the interim financial statements for 2003, 2004, and 2005. Specifically, we have determined that, with respect to the accounting for the convertible debentures, the interpretation and application of EITF No. 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" was not correct at the time the convertible debentures were initially recorded and upon conversion price resets related to the convertible debentures. As a result of this determination, we restated our financial statements and quarterly results of operations (unaudited) included in the Company's annual report on Form 10K/A for the period ending December 31, 2005 and are in the process of restating the consolidated condensed interim financial statements for the 2005 and 2004 periods contained in our June 30 and September 30, 2005 quarterly reports on Form 10-Q. The modifications in the restated financial statements relate to non-cash charges that do not affect our revenues, cash flows from operations or liquidity.

      (a) Based on SEC guidance presented at the 2005 annual AICPA National Conference on current SEC and PCAOB developments, the Company re-evaluated its accounting for its March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that bifurcation was not required and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied. The Company did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment for the Debentures and conversion price resets that was originally applied and reflected in the financial statements included in the Company's Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003, and in the Company's Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 was not correctly applied and that, therefore, a restatement of the Company's financial statements for the periods referenced above was required. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the October 2003 Debenture and the August 2004 Private Placement (See Note 6) below for more details on these resets), it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures. The total impact of this restatement on the Company's statement of operations was to decrease the net loss for the quarter ended March 31, 2005 by $163,000 or $0.00 per share.

      (b) The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in the Company's Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and the Company's Quarterly reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 and as a result a restatement of the Company's financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to the Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances was determined to be computed incorrectly at the time of issuance. The total impact of this restatement on the Company's statement of operations was to increase the net loss for the quarter ended March 31, 2005 by approximately $ 43,000 or $0.00 per share.

      (c) The accounting for certain warrants and options issued to non-employees and our interpretation and application of FASB No. 123 was not correct in 2005. Specifically, the service period used to amortize certain grants was incorrect and one of the assumptions used for the Black-Scholes model was not accurate. The total impact of this restatement on the Company's statement of operations was to increase the net loss for the quarter ended March 31, 2005 by approximately $45,000 or $0.00 per share.

As a result of the corrections of the errors described above, and in addition to the restatement of the results of operations for the quarter ended March 31, 2005 and included in this Form 10-Q, the Company will file restated Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2005 and September 30, 2005, as soon as practicable. The Company restated its annual results for fiscal years ended December 31, 2003 and 2004 in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, which was filed on June 5, 2006. The Company restated its financial statements for the period ended March 31, 2005, which includes the unaudited consolidated statement of operations included in this Quarterly Report on Form 10-Q as follows:

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Quarter Ended March 31, 2005

                                               March 31,                                March 31,
                                                 2005              Adjustments             2005
                                                 ----                                      ----
                                             As previously                               Restated
                                               Reported
Revenues:
Sales of product net                        $        229                                $        229
Clinical treatment programs                           29                                          29
                                            ------------                                ------------

Total revenues                                       258                                         258

Costs and expenses:
Production/cost of goods sold                         98                                          98
Research and development                           1,268                                       1,268
General and administrative                           982              (45)  (c)                1,027
                                            ------------                                ------------

Total costs and expenses                           2,348              (45)                     2,393

Interest and other income                            230                                         230
Interest expense                                    (106)                                       (106)
Financing costs                                   (1,089)              120  (a)(b)              (969)
                                            ------------         ------------           ------------


Net loss                                    $     (3,055)               75  (a)(b)      $     (2,980)
                                            ============                                ============



Basic and diluted loss per share
                                            $       (.07)        $      (0.00)          $       (.07)
                                            ============         ============           ============

Weighted average shares outstanding
                                              42,596,087                                  42,596,087
                                            ============                                ============



(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(c) Includes restatement adjustments for certain warrants and options issued to non-employees and the Company's interpretation and application of FASB No. 123 was not correct in 2005 as described above.

The Company and the Company's audit committee have discussed the above errors and adjustments with the Company's current independent registered public accounting firm and have determined that a restatement was necessary for the period described above.

NOTE 3: Net Loss Per Share

      Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company's convertible debentures, which amounted to 25,635,142 and 18,416,587 shares, are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2005 and 2006, respectively, since their effect is antidilutive.

NOTE 4: STOCK BASED COMPENSATION

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

      Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS 123R. The cumulative effect of applying the forfeiture rates is not material. FAS 123R requires that excess tax benefits related to stock options exercises be reflected as financing cash inflows instead of operating cash inflows.

      The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options granted during the three -months ended March 31, 2005 and 2006, were $1.16 and $1.96, respectively. The fair values of the options granted, were estimated based on the following weighted average assumptions:

                                        Three months ended March 31, 2006
                                            2005                    2006
                                            ----                    ----
          Expected volatility              58.78%              72.06% - 79.3%%
          Risk-free interest rate           4.81%              4.3% - 4.6%
          Expected dividend yield               -              -
          Expected life                   5 years              2.5 - 5 years

        Stock option activity during the three months ended March 31, 2006, is as follows:


                                                           Weighted
                                                            average
                                              Weighted     remaining
                                               average    contracted   Aggregate
                                  Number of   exercise   ------------  intrinsic
                                  Options       price    term (years)    value
                                  ----------  ---------  ------------  ---------
Outstanding at January 1, 2006     1,985,680   $2.15
Options granted                      976,650    3.37
Options exercised                          -       -
Options forfeited                          -       -
                                        ----       -
Options outstanding at March 31,
2006                               2,962,330   $2.55            8.99        -0-
                                  ==========  =========  ============  =========
Options exercisable at March 31,
2006                               2,875,630   $2.66            8.50        -0-
                                  ==========  =========  ============  =========

      The impact on the Company's results of operations of recording share-based compensation for the three-months ended March 31, 2006 was to increase general and administrative expenses by approximately $1,913,000 and reduce earnings per share by $.03 per basic and diluted share.

      Prior to the adoption of FAS 123R, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 ("FIN 44"), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amended FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.

      The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation prior to January 1, 2006:

                                                                  Three months
                                                                 Ended March 31,
                                                                      2005
                                                                 (in thousands)

Net loss (as restated)                                          $    (2,980)
Add stock-based employee compensation expense (recovery)
included in reported net income (loss)                                    -
Deduct total stock-based employee compensation expense
determined under fair value based method for all awards,
net of tax                                                              (27)
                                                                ------------
Pro forma net loss                                                   (3,007)
                                                                ------------
Pro forma net loss per common share (Basic and diluted)                (.07)
Weighted average common shares outstanding: Basic and diluted
                                                                ============
                                                                 42,596,087
Net loss per common share basic and diluted (as restated)       $      (.07)
                                                                ============


Note 5: SHORT TERM INVESTMENTS

Securities classified as available for sale consisted of (in thousands):

                                              March 31, 2006
                                              --------------
                                                                              Unrealized            Maturity
Name of security                         Cost            Market value        gain (loss)              date
                                         ----            ------------        -----------              ----
General Electric                                791                 799                   8           April, 2006
American General Finance                      1,284               1,293                   9             May, 2006
LaSalle Bank Corp.                              784                 791                   7            June, 2006
Prudential Corp.                                783                 789                   6            July, 2006
Federal Home Loan                               781                 788                   7            July, 2006
General Electric                                775                 781                   6       September, 2006
AIG Discount Commercial Paper                   946                 952                   6       September, 2006
General Electric                              1,200               1,200                   -        November, 2006
Certificate of Deposit                        2,000               2,000                   -        November, 2006
Certificate of Deposit                        2,000               2,000                   -        December, 2006
Certificate of Deposit                        2,000               2,000                   -        December, 2006
                                   ------------------- ------------------- -------------------
                                            $13,344             $13,393                $ 49
                                   =================== =================== ===================

No investment securities were pledged to secure public funds at March 31, 2006.

Comprehensive Income

The Company reports comprehensive income, which includes net income, as well as certain other items, which result in a change to equity during the period. The are no income tax effects allocated to comprehensive income as the Company has no tax liabilities due to net operating losses as follows.

                                                         Three Months Ended
                                                               March 31,
                                                         2005          2006
                                                   -------------   ------------


Unrealized gains (losses) during the period        $        (206)  $        131

Realized loss during the period                               39             89
                                                   -------------   ------------
Other comprehensive income                         $        (167) $         220
                                                   ============== =============

The basis on which the Company computes gains and losses is based on the specific identification method of accounting. For the three months ended March 31, 2005 total gains from sales of securities was $39,000 and total losses from the sales of securities for the three months ended March 31, 2006 was $89,000.


Note 6: DEBENTURE FINANCING


Long term debt consists of the following:

                                                 (in thousands)
                                  December 31, 2005          March 31, 2006
                                  -----------------          --------------


October 2003                           $2,071                    $2,071
January 2004                            1,365                     1,031
July 2004                               1,500                     1,000
                                       ------                   -------
Total                                   4,936                     4,102

Less Discounts                          (765)                     (578)
                                        -----                     -----

Long Term Debt                         $4,171                    $3,524
                                       ======                    ======

         As of December 31,2005, the Company made installment payments of $2,389 and investors converted an aggregate $2,818 principal amount of debt from the debentures as noted below(in thousands):


---------------- -------------- ------------------ ----------------- -------------- -------------- -----------------
                                                                                       Common
                   Original                          Installment       Remaining       Shares       Common Shares
                   Principal     Debt Conversion     payments in       Principal     issued for       issued in
   Debenture        Amount      to Common Shares    Common Shares       Amount       Conversion      installments
---------------- -------------- ------------------ ----------------- -------------- -------------- -----------------
Oct 2003                $4,142             $2,071               $ -         $2,071      1,025,336                 -
---------------- -------------- ------------------ ----------------- -------------- -------------- -----------------
Jan 2004                 4,000                747             1,889          1,365        347,000         1,094,149
---------------- -------------- ------------------ ----------------- -------------- -------------- -----------------
Jul 2004                 2,000                  -               500          1,500              -           331,669
---------------- -------------- ------------------ ----------------- -------------- -------------- -----------------
Totals                 $10,142             $2,818            $2,389         $4,936      1,372,336         1,425,818
---------------- -------------- ------------------ ----------------- -------------- -------------- -----------------

         As of March 31, 2006, the Company made aggregate installment payments of $2,389 and the investors converted an aggregate $3,651 principal amount of debt from the debentures as noted below(in thousands):


---------------- -------------- ------------------ ---------------- --------------- -------------- -----------------
   Debenture       Original      Debt Conversion     Installment      Remaining        Common       Common Shares
                                                                                       Shares
                   Principal                         payments in      Principal      issued for       issued in
                    Amount      to Common Shares    Common Shares       Amount       Conversion      installments
---------------- -------------- ------------------ ---------------- --------------- -------------- -----------------
October 2003            $4,142             $2,071              $ -          $2,071      1,025,336                 -
---------------- -------------- ------------------ ---------------- --------------- -------------- -----------------
January 2004             4,000              1,080            1,889           1,031        507,257         1,094,149
---------------- -------------- ------------------ ---------------- --------------- -------------- -----------------
July 2004                2,000                500              500           1,000        240,385           331,669
---------------- -------------- ------------------ ---------------- --------------- -------------- -----------------
Totals                 $10,142             $3,651           $2,389          $4,102      1,772,978         1,425,818
---------------- -------------- ------------------ ---------------- --------------- -------------- -----------------

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

Pursuant to the Company's agreement with the holders the Company registered the shares issuable upon conversion of the October 2003 Debentures and upon exercise of the October 2008 Warrants for public sale.

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

On July 13, 2004, in consideration for the Debenture holders' exercise of all of the July 2003 ("July 2008 Warrants") and October 2003("October 2008 Warrants") Warrants amounting to approximately $2,199,000 in gross proceeds, the Company issued to these holders warrants (the "June 2009 Warrants") to purchase an aggregate of 1,300,000 shares of common stock. The Company recorded charges associated with the issuance of these warrants, as restated, fair valued using the Black-Scholes Method, at $1,676,000, which has been reflected as a deemed dividend in 2004.

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

The Company has paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through March 31, 2006 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of March 31, 2006. The cash collateral account provides partial security for repayment of the outstanding principal and accrued interest on the Debentures in the event of default.

As of March 31, 2006, the investors had converted $2,071,178 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,178 is convertible into 1,025,336 shares of common stock.

The Company recorded financing costs for the three months ended March 31, 2005 and 2006, with regard to the October 2003 Debentures of $371,000 and $0, respectively. Interest expense for the three months ended March 31, 2005 and 2006, with regard to the October 2003 Debentures was approximately $31,000 and $36,000, respectively.

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

The January 2004 Debentures are convertible at the option of the investors at any time through January 31, 2006 into shares of the Company's common stock. The conversion price under the January 2004 Debentures was fixed at $2.53 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company does not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of the Company's common stock during the three trading days ending on and including the conversion date. Upon completion of the August 2004 Private Placement, the conversion price was lowered to $2.08 per share. The Company recorded an additional debt discount, as restated, of approximately $915,000 due to this conversion price reset.

In October 2005, the Company entered into an amendment agreement with the January 2004 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

There are two classes of July 2009 Warrants received by the Investors: Class A and Class B. The Class A warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $3.29 per share. The Class B warrants are to acquire any time from July 26, 2004 through July 26, 2009 an aggregate of up to 395,257 shares of common stock at a price of $5.06 per share. On January 27, 2005, the exercise price of these July 2009 Class A and Class B Warrants were reset to the lesser of their respective exercise price then in effect or a price equal to the average of the daily price of the common stock between January 27, 2004 and January 26, 2005. The exercise price (and the reset price) under the July 2009 Warrants also is subject to similar adjustments for anti-dilution protection. Notwithstanding the foregoing, the exercise prices as reset or adjusted for anti-dilution, will in no event be less than $2.58 per share. Upon completion of the August 2004 Private Placement the exercise price was lowered to $2.58 per share.

The January 2004 Debentures were recorded at a discount on issuance and with an original issue discount of $366,000 and $465,000, respectively, due to ascribing value to the beneficial conversion feature and fair value of warrants based on the relative fair value of the proceeds.

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

As of March 31, 2006, the Company has made aggregate installment payments of $1,889,000 and the investors have converted an aggregate of $1,079,845 of principal amount of the January 2004 Debentures into 1,094,149 and 507,257 shares of common stock, respectively. During the quarter ended March 31, 2006, the investors converted $333,334 of principal amount of the January 2004 Debentures into 160,257 shares of common stock. The remaining principal on these Debentures was $1,031,268 as of March 31, 2006.

The Company recorded financing costs for the three months ended March 31, 2005 and 2006 with regard to the January 2004 Debentures of $320,000 and $49,000, respectively. Interest expense for the three months ended March 31, 2005 and 2006, with regard to the January 2004 Debentures was approximately $46,000 and $22,000, respectively.

July 2004 Debentures

Pursuant to the Additional Investment Rights issued in connection with the January 2004 Debentures, the Company issued to the investors an additional $2,000,000 principal amount of January 2004 Debentures (the "July 2004 Debentures"). The July 2004 Debentures are identical to the January 2004 Debentures except that the conversion price is $2.58. The investors exercised the Additional Investment Rights on July 13, 2004 and the Company received net proceeds of $1,860,000. Upon completion of the August 2004 Private Placement, the conversion price of the July 2004 Debentures was lowered to $2.08 per share. The Company recorded an additional debt discount of approximately $632,000 upon the conversion price reset to $2.08 per share, which is being amortized over the remaining life of the debenture in accordance with the effective interest method of accounting.

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

As of March 31, 2006, the Company has made aggregate installment payments of $500,000 resulting in the issuance of 331,669 shares of the Company's common stock. During the quarter ended March 31, 2006, the Debenture holders converted $500,000 principal amount of the July 2004 Debentures into 240,385 shares of common stock. The remaining principal amount on these debentures was $1,000,000 as of March 31, 2006.

The Company recorded financing costs for the three months ended March 31, 2005 and 2006 with regard to the July 2004 Debentures of $124,000 and $137,000, respectively. Interest expense for the three months ended March 31, 2005 and 2006, with regard to the January 2004 Debentures was approximately $30,000 and $26,000, respectively.

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

Conversion of Convertible Debt

The maximum number of shares issuable upon debt conversion, including interest as well as 135% of the shares issuable upon conversion and interest payments were 3,667,662 and 2,951,354 shares at December 31, 2005 and March 31, 2006, respectively.

Collateral and Financial Covenants

The Company paid $1,300,000 in 2003 into the debenture cash collateral account held by the debenture holders as required by the terms of the October 2003 Debentures. The amounts paid have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of March 31, 2006. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

Pursuant to the terms and conditions of all of the outstanding Debentures, the Company has pledged all of the Company's assets, other than the Company's intellectual property, as collateral, and the Company is subject to comply with certain financial covenants. The Company failed to timely file its Quarterly Report on Form 10-Q with the Securities and Exchange Commission pursuant to the 1934 Act, and therefore, was in violation of its covenant to timely file. See
Note 8 - Subsequent Events for more details on this and the Company's receipt of a waiver of this covenant.

Note 7: EQUITY FINANCING

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

Pursuant to the Company's agreement with Fusion Capital, the Company has registered for public sale by Fusion Capital up to 10,795,597 shares of our common stock. However, in the event that the Company decides to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, the Company would first seek stockholder approval in order to be in compliance with American Stock Exchange rules. As of March 31, 2006, Fusion Capital has purchased an aggregate 8,708,149 shares, including commitment fee shares of 365,696 as described below) amounting to approximately $18,600,000, in gross proceeds to the Company.

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

Note 8 - SUBSEQUENT EVENTS

      The Company failed to timely file its 2005 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 with the Securities and Exchange Commission ("SEC") pursuant to the 1934 Act, and therefore, was in violation of its covenant to timely file within its debenture agreements. The Company obtained a waiver letter from its debenture holders regarding the failure to meet this covenant. In addition, as a result of the Company's inability to timely file its annual report on Form 10-K for the year ended December 31, 2005, the Company currently is subject to liquidated damages until such time as the shares issuable upon conversion of and interest under the debentures, and shares issuable upon exercise of the warrants are again registered for public resale or eligible for resale pursuant to Rule 144(k) under the Securities Act. Liquidated damages are based on the debt balance outstanding times the rate of 0.0067 per day or approximately $2,748 per day until the convertible debenture shares are registered and eligible for resale now expected to be in early September, 2006. The Company anticipates the liquidated damages not to exceed $425,000.

      On April 3, 2006, the Company received a notice from the staff of The American Stock Exchange ("AMEX") indicating that it is not in compliance with Sections 134 and 1101 of the AMEX Company Guide and its listing agreement due to the Company's failure to file its annual report on Form 10-K for the fiscal year ended December 31, 2005 with audited financial statements on a timely basis. The AMEX granted an extension of the listing of the Company's common stock until June 30, 2006, provided that the Company files its Form 10-K for 2005 by June 2, 2006 and provided that it files its Form 10-Q for the first quarter of 2006 by June 30, 2006. During the extension period, the Company was subject to periodic review by AMEX staff. If the Company failed to meet any of the foregoing deadlines, the AMEX indicated that it would begin delisting proceedings. On June 5, 2006, before the markets opened, the Company filed its Form 10-K/A with the SEC and, on June 30, 2006, the Company filed this Form 10-Q with the SEC. The AMEX has not commenced delisting proceedings.

      In April 2006, the Company issued an additional 476,488 shares, including 27,103 commitment fee shares, for proceeds of approximately $1,380,000 which completed the terms of the July 8, 2005, Fusion Capital agreement (see Note 7).

      On April 12, 2006, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Fusion Capital. Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from the Company up to $50,000,000 of common stock over a period of approximately twenty-five
(25) months. Pursuant to the terms of the Registration Rights Agreement, dated as of April 12, 2006, we agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission on or before July 31, 2006 covering the shares which are issued to or may be issued to Fusion Capital under the Purchase Agreement. By agreement with Fusion Capital on June 23, 2006 the deadline for filing of the Registration Statement has been extended to July 31, 2006. Once the Registration Statement has been declared effective, each trading day during the term of the Purchase Agreement we have the right to sell to Fusion Capital up to $100,000 of the Company's common stock on such date or the arithmetic average of the three lowest closing trade prices of the common stock during the immediately proceeding 12 trading day period. At our option under certain conditions, Fusion Capital can be required to purchase greater amounts of common stock during a given period. In connection with entering into the Purchase Agreement, the Company issued to Fusion Capital 321,751 shares of our common stock. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction. Fusion Capital may not purchase shares of the Company's common stock under the common stock purchase agreement if it, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the 2006 Purchase Agreement which would allow it to avoid the 9.9% limitation. Without prior stockholder approval, the Company does not have the right or the obligation under the Agreement to sell shares to Fusion Capital in excess of 12,386,733 shares (i.e. 19.99% of the 61,964,598 outstanding shares of our common stock on April 12, 2006, the date the 2006 Purchase Agreement) inclusive of the commitment shares (discussed below). The Company would have to average a purchase price of approximately $4.28 per share to receive the full $50.0 million under the common stock purchase agreement if the Company does not receive stockholder approval.

NOTE 9: Recent Accounting Pronouncements

      In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No.155") - an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"), and SFAS 140 ("SFAS No.140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

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

                                    Overview

General

The Company and the Company's audit committee have discussed the above errors and adjustments with the Company's current independent registered public accounting firm and have determined that a restatement was necessary for the period described above.

    We are a biopharmaceutical company engaged in the clinical development, manufacture and marketing of new drug entities based on natural immune system enhancing technologies for the treatment of viral and immune based acute and chronic disorders. We were founded in the early 1970s, as a contract researcher for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of acute and chronic diseases. We own a U.S. Food and Drug Administration ("FDA") approved GMP (good manufacturing practice) manufacturing facility in New Jersey.

    Our flagship products include Ampligen(R) and Alferon N Injection(R). Ampligen(R) is an experimental drug currently undergoing clinical development for the treatment of: Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS" or "CFS") and HIV, and pre-clinical testing for possible treatment of avian and seasonal influenza viruses.

    Alferon N Injection(R) is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection(R) is also in pre-clinical development for treating Multiple Sclerosis and West Nile Virus ("WNV").

Restatements

      In 2003 and 2004, we entered into convertible debenture arrangements which are inherently complicated, which have been and continue to be the subject of numerous intricate accounting pronouncements and interpretations and which are not classified as normal recurring transactions. Our convertible debenture transactions were reported within our previously filed financial statements for the years ended December 31, 2003 and 2004. After an extensive review and consultation with our independent registered public accountants and our audit committee, we determined that we must restate our historical financial statements for the years ended December 31, 2003 and 2004 as well as the interim financial statements for 2003, 2004, and 2005. Specifically, we have determined that, with respect to the accounting for the convertible debentures, the interpretation and application of EITF No. 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" was not correct at the time the convertible debentures were initially recorded and upon conversion price resets related to the convertible debentures. As a result of this determination, we restated our financial statements and quarterly results of operations (unaudited) included in our annual report on Form 10-K/A for the year ended December 31, 2005 and are in the process of restating the consolidated condensed interim financial statements for the 2005 and 2004 periods contained in our June 30 and September 30, 2005 quarterly reports on Form 10-Q. The modifications in the restated financial statements relate to non-cash charges that do not affect our revenues, cash flows from operations or liquidity.

(a) Based on SEC guidance presented at the 2005 annual AICPA National Conference on current SEC and PCAOB developments, we have re-evaluated our accounting for our March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". We have concluded that bifurcation was not required and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied. We did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment for the Debentures and conversion price resets that was originally applied and reflected in the financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003, and in our Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 was not correctly applied and that, therefore, a restatement of our financial statements for the periods referenced above was required. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the October 2003 Debenture and the August 2004 Private Placement, it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures. The total impact of this restatement on our statement of operations was to decrease the net loss for the quarter ended March 31, 2005 by $163,000 or $0.00 per share.

(b) The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and our Quarterly reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 and as a result a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to the Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances was determined to be computed incorrectly at the time of issuance. The total impact of this restatement on our statement of operations was to increase the net loss for the quarter ended March 31, 2005 by approximately $ 43,000 or $0.00 per share.

(c) The accounting for certain warrants and options issued to non-employees and our interpretation and application of FASB No. 123 was not correct in 2005. Specifically, the service period used to amortize certain grants was incorrect and one of the assumptions used for the Black-Scholes model was not accurate. The total impact of this restatement on our statement of operations was to increase the net loss for the quarter ended March 31, 2005 by approximately $45,000 or $0.00 per share.

      As a result of the corrections of the errors described above and in addition to the restatement of the results of operations for the quarter ended March 31, 2005 and included in this Form 10-Q, we will file a restated Quarterly Report on Form 10-Q/A for the quarterly periods ended June 30, 2005 and September 30, 2005, as soon as practicable. We have restated our annual results for fiscal years ended December 31, 2003 and 2004 in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, which was filed on June 5, 2006. We have restated our financial statements for the period ended March 31, 2005, which includes the unaudited consolidated statement of operations included in this Quarterly Report on Form 10-Q as follows:

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Quarter Ended March 31, 2005

                                                  March 31,                                  March 31,
                                                    2005              Adjustments               2005
                                                    ----                                        ----
                                                As previously                                 Restated
                                                  Reported
Revenues:
Sales of product net                                 $  229                                     $  229
Clinical treatment programs                              29                                         29
                                                         --                                         --

Total Revenues:                                         258                                        258

Costs and expenses:
Production/cost of goods sold                            98                                         98
Research and development                              1,268                                      1,268
General and administrative                              982              (45)  (c)               1,027
                                                        ---                                      -----

Total costs and expenses                              2,348              (45)                    2,393

Interest and other income                               230                                        230
Interest expense                                      (106)                                      (106)
Financing costs                                     (1,089)               120  (a)(b)            (969)
                                                    -------               ---                    -----


Net loss                                          $ (3,055)                75  (a)(b)        $ (2,980)
                                                    =======                                    =======
Basic and diluted loss per share                    $ (.07)          $ (0.00)                  $ (.07)
                                                    =======          ========                  =======

Weighted average shares outstanding              42,596,087                                 42,596,087
                                                 ==========                                 ==========



(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustments for investment banking fees related to Cardinal, as described above.

(c) Includes restatement adjustments for certain warrants and options issued to non-employees and our interpretation and application of FASB No. 123 was not correct in 2005, as described above.

The Company and the Company's audit committee have discussed the above errors and adjustments with the Company's current independent registered public accounting firm and have determined that a restatement was necessary for the period described above.


New Accounting Pronouncements

      In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No.155") - an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"), and SFAS 140 ("SFAS No.140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe the adoption of this standard will have a material impact on our financial condition or the results of our operations.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 versus Three months ended March 31, 2006

Net loss

      Our net loss for the three months ended March 31, 2006 was approximately $5,920,000 or an increase of $2,940,000 compared to the same period in 2005. This 99% increase primarily consists of 1) an increase of $201,000 in production (manufacturing), 2) a $1,162,000 increase in research and development and 3) a $2,066,000 increase in general and administration expenses due to a stock compensation expense of $1,953,000 during the current quarter as a result of the implementation of FAS 123R. These increases were partially offset by a decrease of $511,000 in interest income/expense and financing costs.

      Net loss per share was $(.10) for current period versus $(.07) in the same period 2005.

Revenues

      Revenues for the three months ended March 31, 2006 were $236,000 as compared to revenues of $258,000 for the same period in 2005. Alferon N Injection(R) sales were down $46,000 or 20% while Ampligen(R) sold under the cost recovery clinical program was up $24,000 or 83%. The decline in Alferon N Injection(R) sales can be attributed to increased competition from rival products. Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. After screening the patient's enrollment records, we ship Ampligen(R) to the physician. A typical six-month treatment therapy costs the patient about $7,200 for Ampligen(R). This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R) and 2) collection of clinical data relating to the patients' treatment and results.

Production costs/cost of goods sold

      Our costs for production/cost of goods sold increased $201,000 for the three months ended March 31, 2006 compared to the same period in 2005. This increase in production costs represented idle manufacturing costs during the current period. Cost of goods sold for the three months ended March 31, 2005 and 2006 were $98,000 and $96,000, respectively.

      The purified drug concentrate utilized in the formulation of Alferon N Injection(R) is manufactured in our New Brunswick, New Jersey facility and Alferon N Injection(R) was formulated and packaged at a production facility formerly owned and operated by Abbott Laboratories located in Kansas. Abbott Laboratories has sold the facility to Hospira. Hospira recently completed the production of 11,590 vials in 2005. Hospira ceased the labeling and packaging of Alferon N Injection(R) as they sought larger production runs for cost efficiency purposes. On February 8, 2006, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, we supplied work-in-progress inventory in sufficient quantity and provided pertinent information to the project. During the second quarter 2006, Hyaluron conducted three stability runs to test Alferon N Injection(R)'s new vial material. We are continuing to work with Hyaluron in this validating process and believe the testing will be concluded by year end 2006.

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

Research and Development costs

      Overall research and development costs for the three months ended March 31, 2006 were $2,430,000 as compared to $1,268,000 for the same period a year ago representing an increase of $1,162,000 or 92%. The higher costs reflect an increase in the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating acute and chronic diseases, cancers and on-going clinical trials involving patients with HIV and pre-clinical testing for possible treatment for avian and seasonal influenza viruses. In addition, we incurred higher costs associated with stability studies for Ampligen(R) at our contractor manufacturer's site in the current quarter.

      The installation of a raw material production line within our New Brunswick facility has been completed and is now in production. The production of Ampligen(R) raw materials in our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen(R)'s raw materials, keeping costs down and controlling regulatory compliance issues (other parts of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This will also allow us to obtain Ampligen(R) raw materials on a more consistent manufacturing basis. As of May 31, 2006, we have capitalized approximately $1,700,000 towards the construction and installation of this production line at our New Jersey facility. We estimate the total cost of establishing this production line to be $1,900,000, including modifications to our New Brunswick facility. We have completed the first lot of Ampligen(R) raw material. We have also identified three manufacturers to expand polymer manufacture, if necessary, and obtained preliminary proposals from two. A third manufacturer has started feasibility studies to determine its ability to produce Ampligen raw materials.

      We continue to focus on the preparation of our Ampligen(R) NDA filing. The NDA filing is a very complex document and we are being meticulous in the preparation of the document. Our clinical monitors and research assistants completed the process of visiting the multiple clinical study sites around the country for our AMP 516 study in January 2006. Our process included collecting and auditing data generated at each of these sites. Since we are now incorporating a larger sample of data from our previous trials for inclusion in the NDA filing (see below for further details), our clinical monitors and research assistants plan on visiting our sites associated with our AMP 511 study in 2006 with the intention of collecting and auditing this additional data. All data must be reviewed and checked to clarify any inconsistencies or inaccuracies that turn up. Due to the human factor, these types of problems occur in all clinical trials. These gaps and inconsistencies in data must be resolved with the respective clinical investigators, while maintaining a clear record of events which allows the FDA to conduct a meaningful audit of these records.

      We believe that our AMP 516 ME/CFS Phase III clinical trial for use of Ampligen(R) in the treatment of ME/CFS is the most comprehensive study ever conducted in ME/CFS. This Phase III clinical trial, which was conducted over a six-year period, involved an enrollment of more than 230 severely debilitated ME/CFS patients and was conducted at twelve medical centers throughout the United States. The study is serving as the basis for us to file a new drug application with the FDA. In order to respond to changes in the regulatory environment that place a greater emphasis on the safety and efficacy of all new experimental drug candidates, we are now incorporating a larger sample of data from our previous trials. The NDA filing will now include data accumulated from over 45,000 administrations of the studied drug to approximately 800 ME/CFS, HIV and cancer patients. The clinical development of the experimental therapeutic, Ampligen(R) for ME/CFS was initiated approximately 16 years ago. To date federal health agencies have yet to reach a consensus regarding various aspects of ME/CFS, including parameters of "promising therapies" for ME/CFS and which aspects of ME/CFS are anticipated to be "serious or life-threatening".

      Over its developmental history, Ampligen(R) has received various designations, including Orphan Drug Product Designations (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and "promising" clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ - Agency for Healthcare Research and Quality). However to date, the FDA has determined it has yet to receive sufficient information to support the potential of Ampligen(R) to treat a serious or life threatening aspect of ME/CFS. The definition of the "seriousness of a condition", according to Guidance for Industry documents published in July 2004 is "a matter of judgment, but generally based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one". The FDA has recently requested a "complete and audited report of the Amp 516 study to determine whether Ampligen(R) has a clinically meaningful benefit on a serious or life threatening aspect of ME/CFS in order to evaluate whether the Amp 516 study results do or do not support a "fast track designation". The FDA has also invited us to include a schedule for completion of all ME/CFS studies as well as a proposed schedule for our NDA submission. Because we believe our ME/CFS studies are complete, we have requested and been granted a pre-NDA meeting on August 2, 2006 to discuss the preparation and submission of our NDA with the

FDA. At the same time we will continue with our existing ongoing efforts to prepare a complete and audited report of our various studies, including the Amp 516 clinical study. We are using our best efforts to complete the requisite reports including the hiring of new staff and various recognized expert medical/regulatory consultants, but can provide no assurance as to whether the outcome of this large data collection and filing process (approximately 800 patients, treated more than 45,000 times) will be favorable or unfavorable, specifically with respect to the FDA's perspective. We engaged an independent contractor to assist in filing the NDA electronically to facilitate the review by the FDA. We can provide no guidance as to the tentative date at which the compilation and filing of such data will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards.

      The timing of the FDA review process of the NDA is subject to the control of the FDA and could result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our NDA application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

      Our Amp 720 HIV study is a treatment using a Strategic Treatment Interruption ("STI"). The patients' antiviral HAART regimens are interrupted and Ampligen(R) is substituted as mono-immunotherapy. Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks. Forty one HIV patients have already participated in this 64 week study. The rate of enrollment depends on patient availability and on other products being in clinical trials for the treatment of HIV, causing competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment competing for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb is appropriate and whether a Phase III trial will be conducted or not. In case a Phase III study is required, the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we may obtain revenues from our HIV treatment indications.

      With the threat of an avian influenza pandemic rising and health officials warning that the virus could develop resistance to current flu treatments, the pursuit of a cost-effective and complementary treatment to existing antivirals and vaccines has become critical. Combinations may permit the use of lower dosages and fewer doses of the antivirals and vaccines used to combat avian flu, thereby decreasing the cost of both immunization programs and treatment programs for the full-blown disease. In antimicrobial (antibacterial) therapy, which is the best-studied clinical model, synergistic drug combinations may result in curative conditions/outcomes, often not observed when the single drugs are given alone. In the case of avian influenza where global drug supplies are presumptively in very limited supply relative to potential needs, therapeutic synergistic combinations could not only affect the disease outcome, but also the number of individuals able to access therapies. In 2005, Japanese researchers (Journal of Virology page 2910, 2005) have found that dsRNAs increase the effectiveness of influenza vaccine by more than 300% and may also convey "cross-protection ability against variant viruses" (mutated strains of influenza virus). In October 2005, we signed a research agreement with the National Institute of Infectious Diseases, in Tokyo, Japan. The collaboration, by Hideki Hasegawa, M.D., Ph.D., Chief of the Laboratory of Infectious Disease Pathology, will assess our experimental therapeutic Ampligen(R) as a co-administered immunotherapeutic to the Institution's nasal flu vaccine.

      At the fourth annual Biodefense Research Meeting of the American Society of Microbiology held in Washington, D.C., on Fecruary 16, 2006 we presented results of laboratory testing that showed our two investigational immunotherapeutics, Ampligen(R) and Alferon(R), are potentially useful against H5N1, or avian flu virus. The pre-clinical research indicates that Ampligen(R), a specifically configured double-stranded RNA, can provide cross-protection against avian flu viral mutations as well as boost the activity of Tamiflu and Relenza, the only two drugs formally recognized for combating bird flu, up to 100 times. Other lab tests, in healthy human volunteers, indicate that Alferon(R) LDO (Low Dose Oral), a new delivery form of an anti-viral with prior regulatory approval for a category of sexually transmitted diseases, can stimulate genes that induce the key effects of interferon and other immune compounds, key building blocks in the body's defense system. The vaccine studies were conducted in conjunction with the National Institute of Infectious Diseases of Japan.

      On November 11, 2005, we entered into an agreement with Defence R&D Canada, Suffield ("DRDC Suffield"), an agency of the Canadian Department of National Defence, to evaluate the antiviral efficacy of our experimental therapeutic Ampligen(R) and Alferon(R) for protection against human respiratory influenza virus infection in well validated animal models. DRDC Suffield is conducting research and development of new drugs that could potentially become part of the arsenal of existing antiviral weapons to combat the bird flu. The initial study will focus on the testing of potential drugs against the respiratory influenza virus infection on a mouse-adapted strain of human influenza. DRDC Suffield has already conducted extensive research in the use of liposome delivery technology to enhance the antiviral activity of a closely-allied Ampligen(R) analogue, Poly ICLC (an immunomodulating dsRNA) which is very similar to Ampligen(R). Results suggest that ribo-nucleic acid-based drugs have the ability to elicit protective broad-spectrum antiviral immunity against various pathogenic viruses. Hence, there is the potential for efficacy to be maintained against mutating strains of an influenza virus. Liposomes, a carrier system for nucleic acid-based drugs, have shown an ability to protect these drugs against in vivo degradation, delivering them to intracellular sites of infection, thereby reducing any toxicity and prolonging their therapeutic effectiveness. Protection can be afforded for 21 days with two doses of dsRNA. It is believed that in humans with active flu infection, Tamiflu, given twice daily, may ameliorate symptoms.

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

      A clinical study conducted at the Princess Margaret Hospital in Hong Kong evaluated the use of Alferon(R) LDO (Low Dose Oral Interferon Alfa-N3, Human Leukocyte Derived) in normal volunteers. This study completed the dosing of ten patients during the fourth quarter 2005. We are 40% complete in analyzing the results of this study and expect to be 100% complete by August 2006.

      A clinical study to evaluate the use of Alferon(R) LDO in HIV infected volunteers was initiated during the second quarter 2005 in Philadelphia, PA. The study is currently being conducted at two sites, Drexel University and Philadelphia FIGHT, a comprehensive AIDS service organization providing primary care, consumer education, advocacy and research on potential treatments and vaccines. The study is designed to determine whether Alferon(R) LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. The initial patient enrolled in this study in July 2005 and, as of June 2006, twelve patients have enrolled and completed dosing. We are currently receiving data from this study and we are in the process of analyzing the results. This trial methodology may have implications for treating other emerging viruses such as avian influenza (bird flu). Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to a recently convened World Health Organization expert panel in November 2004. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective.

      In September 2004, we commenced a clinical trial using Alferon N Injection(R) to treat patients infected with the West Nile Virus. The infectious Disease section of New York Queens Hospital and the Weill Medical College of Cornell University are conducting this double-blinded, placebo controlled trial. This study plans to enroll 60 patients as they become available. As of June 2006, nine patients have entered this study. The CDC reports that 2,744 cases of West Nile Virus have been reported in the US as of January 10, 2006, including 105 deaths.

      On December 9, 2005, we executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington, for the contract manufacturing of Ampligen(R) for a five year term. Pursuant to the agreement we will supply the key raw materials and Hollister-Stier will formulate and bottle the Ampligen(R). We paid $100,000 as a deposit in order to initiate the manufacturing project. This deposit was expended as research and development in 2005. The achievement of the initial objectives described in the agreement, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. We executed a confidentiality agreement with Hollister-Stier; therefore, we commenced the transfer of our manufacturing technology to Hollister-Stier. Currently, Hollister-Stier has completed three pilot manufacturing runs of Ampligen(R) for stability testing. In the first quarter of 2006 we paid $473,000. As of May 31, 2006, we have paid an aggregate $963,000 pursuant to this agreement.

      We have identified two other cGMP production facilities in the United States capable of manufacturing Ampligen(R). Engagement of either of these facilities would provide back-up to Hollister-Stier and/or provide additional production capacity if needed. We are reviewing proposals from these production facilities and expect to act upon one or the other at the appropriate time.

General and Administrative Expenses

      General and Administrative ("G&A") expenses for the three months ended March 31, 2005 and 2006 were approximately $3,093,000 and $1,027,000, respectively. The increase in G&A expenses of $2,066,000 or 202%, during this period is primarily due to 1) an increase of $1,953,000 in stock compensation expense for options granted due to the adoption of FAS 123R; 2) an increase of $57,000 in employee vacation accruals and 3) an increase of $187,000 in the accruals for directors' compensation.


Interest and Other Income and Expense

      Interest and other income and expense for the three months ended March 31, 2005 and 2006 totaled income of $230,000 and an expense of $45,000, respectively. The decrease in interest and other income and expense during the current quarter can primarily be attributed to the maturing of marketable securities during the first quarter 2005. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

      Non-cash financing costs were approximately $289,000 for the three months ended March 31, 2006 versus $1,075,000 in charges for the same three months a year ago. Non-cash financing costs consist of the amortization of debenture closing costs, the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the relative fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These charges are amortized over the life of the debentures. The main reason for the decrease in financing costs of $786,000 can be attributed to decreased amortization charges as well as charges related to the conversion of the debentures. Please see Note 6 in the consolidated financial statements contained herein for more details on these transactions.

Liquidity And Capital Resources

      Cash used in operating activities for the three months ended March 31, 2006 was $2,896,000. Cash provided by financing activities for this period amounted to $11,272,000, primarily from the sale of common stock. As of June 27, 2006, we had approximately $22,000,000 in cash and cash equivalents and short-term investments, an increase of $5,796,000 from December 31, 2005. These funds should be sufficient to meet our operating cash requirements including debt service for the next 18 months.

      On February 27, 2006, the debenture holders converted $333,334 principal amount of the January 2004 debenture into 160,257 shares of common stock. On March 21, 2006, the debenture holders converted $500,000 of the July 2004 debenture into 240,385 shares of common stock.

      We failed to timely file our 2005 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2006, with the Securities and Exchange Commission pursuant to the 1934 Act, and therefore, we were in violation of our covenant to timely make SEC files within our debenture agreements. We obtained a waiver letter from our debenture holders regarding the failure to meet this covenant. In addition, as a result of our inability to timely file our annual report on Form 10-K for the year ended December 31, 2005, we currently are subject to liquidated damages until such time as the shares issuable upon conversion of and interest under the debentures, and shares issuable upon exercise of the warrants are again registered for public resale or eligible for resale pursuant to Rule 144(k) under the Securities Act. We anticipate the liquidated damages not to exceed $425,000 (see Note 8).

       Pursuant to the terms of the July 8, 2005 common stock purchase agreement, as of April 3, 2006, Fusion Capital has purchased an aggregate of 9,184,637 shares, including 392,799 commitment fee shares, for gross proceeds of $20,000,000.

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

         The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction. Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if it, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the 2006 Purchase Agreement which would allow it to avoid the 9.9% limitation. Without prior stockholder approval, we do not have the right or the obligation under the Agreement to sell shares to Fusion Capital in excess of 12,386,733 shares (i.e. 19.99% of the 61,964,598 outstanding shares of our common stock on April 12, 2006, the date the 2006 Purchase Agreement) inclusive of the commitment shares (discussed below). We would have to average a purchase price of approximately $4.28 per share to receive the full $50.0 million under the common stock purchase agreement if we do not receive stockholder approval.

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

      We agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission on or before July 31, 2006 covering the shares of our common stock to be issued under the 2006 Purchase Agreement and to keep it effective until the earlier of the date that all shares are sold or can be sold pursuant to the provisions of Rule 144(k) under the Securities Act. By agreement with Fusion Capital on June 23, 2006 the deadline for the filing of the Registration Statement has been extended to July 31, 2006. While there are no liquidated damages provisions, as noted below, if we do not timely file the registration statement or keep it effective, Fusion Capital may terminate the agreement.

      Generally, Fusion Capital may terminate the common stock purchase agreement without any liability or payment to us upon the occurrence of any of the following events of default:

      o our failure to timely file the registration statement or, once the registration statement is declared effective, the effectiveness of the registration statement lapses for any reason or is unavailable to Fusion Capital for sale of our common stock and such lapse or unavailability continues for a period of 10 consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;
      o suspension by our principal market of our common stock from trading for a period of three consecutive trading days;
      o the de-listing of our common stock from the American Stock Exchange, our principal market, provided our common stock is not immediately thereafter trading on the Nasdaq National Market, the Nasdaq SmallCap Market or the New York Stock Exchange or the OTC Bulleting Board;
      o the transfer agent's failure for five trading days to issue to Fusion Capital shares of our common stock which Fusion Capital is entitled to under the 2006 Purchase Agreement;
      o any material breach of the representations or warranties or covenants contained in the 2006 Purchase Agreement or any related agreements which has or which could have a material adverse affect on us subject to a cure period of 10 trading days;
      o any participation or threatened participation in insolvency or bankruptcy proceedings by or against us;
      o a material adverse change in our business, properties, operations, financial condition or results of operations; or
      o the issuance of an aggregate of 12,386,733 shares to Fusion Capital under our agreement and we fail to obtain the requisite stockholder approval.

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

      Please see Note 6_"Debenture Financing" and Note 7 "Equity Financing" in the consolidated financial statements contained herein for more details on debenture and stock financings.

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

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

      We had approximately $23,912,000 in cash and cash equivalents and short-term investments at March 31, 2006. To the extent that our cash and cash equivalents and short term investments exceed our near term funding needs, we generally invest the excess cash in three to twelve month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

      We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Fincancial Officer. In connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K/A for the period ended December 31, 2005.

Remediation of Material Weaknesses

      During the second quarter of 2006, to remedy the material weakness in our internal control over financial reporting, we initiated the process of establishing procedures to enhance controls over the "financial statement close and disclosure" process which included subscribing to CCH's "Accounting Research Manager", a recognized on-line service in order to maintain up-to-date accounting and disclosure guidance. In addition, we have established policies and procedures to include a detailed comprehensive review of the underlying information supporting the amounts included within our consolidated financial statements and disclosures including documented reviews to assist in ensuring:
1) clerical accuracy within our financial statements and disclosures, 2) financial statement groupings within our financial statements are accurate, 3) support utilized in preparation of the consolidated statement of cash flows is accurate, and 4) equity transactions during the reporting period are completely and accurately recorded. We engaged an additional accounting consultant in April 2006 to assist in initiating the implementation of these policies and procedures during the second quarter 2006. The control deficiencies will be fully remediated when in the opinion of the Company's management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The Company believes it will be able to make this assessment by December 31, 2006.

Changes in Internal Controls

      Other than as described above, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange
Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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

ITEM 1A:  Risk Factors

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

      Over its developmental history, Ampligen(R) has received various designations, including Orphan Drug Product Certification (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and "promising" clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). However to date, the FDA has determined it has yet to receive sufficient information to support the potential of Ampligen(R) to treat a serious or life threatening aspect of ME/CFS. The definition of the "seriousness of a condition", according to Guidance for Industry documents published in July 2004 is "a matter of judgment, but generally based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one". The FDA has recently requested a "complete and audited report of the Amp 516 study to determine whether Ampligen(R) has a clinically meaningful benefit on a serious or life threatening aspect of ME/CFS in order to evaluate whether the Amp 516 study results do or do not support a "fast track designation". The FDA has also invited us to include a schedule for completion of all ME/CFS studies as well as a proposed schedule for our NDA submission. Because we believe our ME/CFS studies are complete, we requested a pre-NDA meeting to obtain advice on preparing and submitting our NDA, which may eliminate the need for Fast Track Designation. This meeting has been scheduled for August 2, 2006. Meanwhile, we will continue with our existing ongoing efforts to prepare a complete and audited report of our various studies, including the well-controlled Amp 516 study. We are using our best efforts to complete the requisite reports including the hiring of new staff and various recognized expert medical/regulatory consultants, but can provide no assurance as to whether the outcome of this large data collection and filing process (approximately 750 patients, treated more than 45,000 times) will be favorable or unfavorable, specifically with respect to the FDA's perspective. Also, we can provide no guidance as to the tentative date at which the compilation and filing of such data will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards.

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

      In addition, Ampligen(R) is being tested on two strains of avian flu. There are a number of strains and strains mutate. No assurance can be given that a Ampligen(R) will be effective on any strains that might infect humans.

We may continue to incur substantial losses and our future profitability is uncertain.

      We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of March 31, 2006 our accumulated deficit was approximately $153,572,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

      The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As ofJune 27, 2006, we had approximately $22,000,000 in cash and cash equivalents and short-term investments, an increase of $5,796,000 from December 31, 2005. These funds should be sufficient to meet our operating cash requirements, including debt service, for the near term.

      On April 12, 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed, under certain conditions and with certain limitations, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50.0 million over a 25 month period (see "Liquidity and Capital Resources" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources"). The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.

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

      We need to preserve and acquire enforceable patents covering the use of Ampligen(R) for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen(R) for such disease. We obtained all rights to Alferon N Injection(R), and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our drug product which are carried out according to standard operating procedure manuals. We have been issued certain patents including those on the use of Ampligen(R) and Ampligen(R) in combination with certain other drugs for the treatment of HIV. We also have been issued patents on the use of

Ampligen(R) in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen(R) in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen(R) as a sole treatment for any of the cancers, which we have sought to target. With regard to Alferon N Injection(R), we have acquired from ISI its patents for natural alpha interferon produced from human peripheral blood leukocytes and its production process and we have filed a patent application for the use of Alferon LDO in treating viral diseases including avian influenza. We cannot assure that our competitors will not seek and obtain patents regarding the use of similar products in combination with various other agents, for a particular target indication prior to our doing such. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional patents, we may not be able to successfully market our products.

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

         We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 and through March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (COSO). Based on this assessment, management has identified the following material weaknesses as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

      The result of applying the proper accounting treatment increased our net loss applicable to common stockholders by $0.01, from $0.42 per share to $0.43 per share, for the year ended December 31, 2003 and decreased our net loss applicable to common stockholders by $0.07, from $0.53 per share to $0.46 per share, for the year ended December 31, 2004.

      Although the recording of the convertible debentures occurred during the periods from March 2003 through July 2004, and we have not issued any debentures since July 2004, we have taken and plan to take, during 2006, additional steps to remediate these internal control weaknesses. In March 2006, we increased the time allocated by our financial consultant with regards to remediating these disclosed internal control weaknesses and we will spend additional time monitoring our internal controls on an on-going basis. In addition, we have subscribed to CCH's "Accounting Research Manager," a recognized on-line service in order to maintain up-to-date accounting guidance to enhance internal control over both financial reporting and disclosure requirements. In addition, we have established policies and procedures to include a detailed comprehensive review of the underlying information supporting the amounts included within our consolidated financial statements and disclosures including to assist in ensuring: 1) clerical accuracy within our financial statements and disclosures,
2) financial statement groupings within our financial statements are accurate,
3) support utilized in preparation of the consolidated statement of cash flows is accurate, and 4) equity transactions during the reporting period are complete and accurate. We also engaged an additional accounting consultant in April 2006 to assist in initiating the implementation of these policies and procedures on a going forward basis. During the second quarter 2006, notwithstanding the foregoing, and the measures we have taken and any future measures we may take to remediate the reported internal control weaknesses, we may not be able to maintain effective internal controls over financial reporting in the future. In addition, deficiencies in our internal controls may be discovered in the future. Any failure to remediate the reported material weaknesses, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could affect the ability of our management to certify in our 2006 Forms 10-K and 10-Q that our internal controls are effective when it provides an assessment of our internal control over financial reporting, and could affect the results of our independent registered public accounting firm's related attestation report regarding our management's assessment. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

      As of June 20, 2006, approximately 1,095,882 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act. Also, we are committed to register 27,609,365 shares issuable (i) to Fusion Capital pursuant to the April 12, 2006 common stock purchase agreement with Fusion Capital; (ii) upon conversion of approximately 135% of Debentures that we issued in 2003 and 2004; (iii) as payment of 135% of the interest on all of the Debentures; (iv) upon exercise of 135% of certain Warrants; and (v) upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

      Our Certificate of Incorporation currently authorizes the issuance of 100,000,000 common shares and 5,000,000 Preferred Shares. As of June 20, 2006, we had 62,212,889 common shares outstanding and 36,483,725 common shares reserved for future issuance under our existing stock option plan and outstanding options, warrants, convertible debentures, and the 2006 Purchase Agreement with Fusion, leaving only 1,254,926 common shares available for future use. In April 2006, our Board of Directors adopted a resolution proposing that our Certificate of Incorporation be amended to increase the authorized number of common shares to 200,000,000 subject to stockholder approval of such amendment. If stockholders do not approve the amendment to our Certificate of Incorporation at our next Annual Stockholders Meeting, it could harm our business by preventing us from utilizing the daily purchase amounts available under the 2006 Purchase Agreement in full, raising capital from the issuance of our common stock or delaying the payment of services via issuances of our common stock.

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

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended March 31, 2006, we issued 1) 4,437,181 shares issued pursuant to the 2005 Purchase Agreement with Fusion Capital, 2) an aggregate of 444,517 shares to our debenture holders upon conversion and payment of interest on their notes, 3) an aggregate of 35,700 shares for services performed and 4) an aggregate of 255,416 shares issued to parties exercising warrants.

      All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended March 31, 2006.

      On April 12, 2006, subsequent to the end of the first quarter of 2006, we entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Fusion Capital. Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from us up to $50,000,000 of common stock over a period of approximately twenty-five (25) months. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. For more information about this transaction, please see Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity And Capital Resources."

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


                                      HEMISPHERx BIOPHARMA, INC.


                                     /S/ William A. Carter
                                     -----------------------------------
                                     William A. Carter, M.D.
                                     Chief Executive Officer & President


                                     /S/ Robert E. Peterson
                                     -----------------------------------
                                     Robert E. Peterson
                                     Chief Financial Officer


Date: June 30, 2006