Form 10-Q/A
period 2005-06-30
HEMISPHERX BIOPHARMA INC
filed 2006-07-31
CIK 946644

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).|X| Yes |_| No

62,299,252 shares of common stock were issued and outstanding as of July 12, 2006.

                                   FORM 10-Q/A
                                EXPLANATORY NOTE

This amendment on Form 10-Q/A amends our Quarterly Report for the second quarter of 2005 initially filed with the Securities and Exchange Commission ("SEC") on August 9, 2005 (the "original Form 10-Q"). It is being filed to reflect the restatement (the "Restatements") of our consolidated balance sheets and related consolidated statements of operations, cash flows and stockholders' equity and comprehensive loss as of and for the three and six months ended June 30, 2005 and 2004, as discussed in Note 2 to the consolidated financial statements.

No attempt has been made in this Form 10-Q/A to modify or update disclosures in the original Form 10-Q except as required to address the Restatements. Except as described below, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-Q with the SEC. Accordingly, this Form 10-Q/A should be read in conjunction with the original Form 10-Q and our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete texts of Part I, Items 1, 2 and 4 are set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-Q. The only changes to the text in
Part I, Items 1, 2 and 4 of the original Form 10-Q are as follows:



Part I

      Item 1.

            o The financial statements, including the footnotes, have been revised to reflect the changes required by the Restatements.
            o A new footnote (Note 2) has been added to describe the Restatements and the other footnotes have been revised to conform with the footnote presentation and disclosure in our Form 10-Q for the quarter ended March 31, 2006 (which was filed with the SEC on June 30, 2006).
            o Note 3: Stock Based Compensation was revised to include the three month pro forma effect on the Company's net loss and loss per share had compensation cost for the Company's option plans been determined.
            o The paragraphs concerning the August 2004 Private Placement which were originally included in Note 8: Debenture Financing have been moved to Note 9: Equity Financing to separate it from the changes required by the restatements.

            o The paragraph concerning the closing of the August 2004 Private Placement and its triggering of anti-dilution provisions within Note 9: Equity Financing was removed to reflect the changes required by the restatements.

      Item 2.

            o An additional critical accounting policy titled "Convertible Debentures" has been added.
            o The following subsections in both "Three months ended June 30, 2005 versus Three months ended June 30, 2004" and "Six months ended June 30, 2005 versus Six months ended June 30, 2004" have been revised as a result of the Restatements: "Net Loss," "General and Administrative Expenses" and "Interest Expense and Financing Costs." In addition, a subsection titled "Deemed Dividend" has been added in the three and six month comparisons.
            o An additional risk factor titled "We reported material weaknesses in our internal control over financial reporting that, if not remedied, could adversely affect our internal controls" has been added.

            o The risk factor "We may continue to incur substantial losses and our future profitability is uncertain" has been revised to correct the accumulated deficit as a result of the Restatements.

      Item 4.

            o This Item has been revised in its entirety due to the Restatements.


Summary of Restatements

In 2003 and 2004, we entered into convertible debenture arrangements which are inherently complicated, which have been and continue to be the subject of numerous intricate accounting pronouncements and interpretations and which are not classified as normal recurring transactions. Our convertible debenture transactions were reported within our previously filed financial statements for the years ended December 31, 2003 and 2004. After an extensive review and consultation with the our independent registered public accountants and our audit committee, we determined that we must restate our historical financial statements for the years ended December 31, 2003 and 2004 as well as the interim financial statements for 2003, 2004, and 2005. We determined that, with respect to the accounting for the convertible debentures, the interpretation and application of EITF No. 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" was not correct at the time the convertible debentures were initially recorded and upon conversion price resets related to the convertible debentures. As a result of this determination, we restated our annual financial statements and quarterly results of operations (unaudited) included in our annual report on Form 10-K/A for the period ending December 31, 2005, which was filed on June 5, 2006 and further amended Footnote 19, Quarterly Results of Operations (unaudited), to those financials in our Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 2005, which was filed on July 31, 2006.

In addition, we restated: (i) our condensed consolidated unaudited interim financial statements for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was filed on June 30, 2006; (ii) our condensed consolidated unaudited interim financial statements for the quarter and six months ended June 30, 2005 and 2004 included in this quarterly report on Form 10-Q/A; and (iii) the condensed consolidated unaudited interim financial statements for quarter and nine months ended September 30, 2005 and 2004 contained in our September 30, 2005 quarterly report on Form 10-Q/A filed on July 31, 2006. The modifications in the restated financial statements relate to non-cash charges that do not affect our revenues, cash flows from operations or liquidity.

                         PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                            (Restated)       (Restated)
                                                            ----------       ----------
                                                           December 31,       June 30,
                                                           ------------       --------
                                                               2004             2005
                                                                             (Unaudited)
                                                                             -----------
                                 ASSETS
 Current assets:
 Cash and cash equivalents                               $        8,813    $        5,802
 Short term investments                                           7,924             6,812
 Inventory, net (Note 5)                                          2,148             1,815
 Accounts and other receivables                                     139                72
 Prepaid expenses and other current assets                          266               225

                                                         --------------    --------------
         Total current assets                                    19,290            14,726
                                                         --------------    --------------

Property and equipment, net                                       3,303             3,325
Patent and trademark rights, net                                    908               805
Investment (Note 4)                                                  35                35
Construction in Progress                                             --                31
Deferred financing costs                                            440               233
Advance receivable (Note 8)                                       1,300             1,300
Other assets                                                         17                17

                                                         --------------    --------------
         Total assets                                    $       25,293    $       20,472
                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $          526    $          414
 Accrued expenses                                                 1,012               608
 Current portion of long-term debt, net                           3,818             5,033
                                                         --------------    --------------
 Total current liabilities                                        5,356             6,055
                                                         --------------    --------------

 Long-Term Debt-net of current portion (Note 8)                     494                --

Commitments and contingencies


Stockholders' equity :
Preferred stock par value $0.01
 per share Authorized 5,000,000;
 issued and outstanding; none
Common stock, par value $0.01 per share,                             50                51
authorized 100,000,000 shares; issued and
outstanding 49,631,766 and 50,509,429, respectively
 Additional paid-in capital                                     154,609           155,992
 Accumulated other comprehensive income                             (10)              (95)
 Accumulated deficit                                           (135,206)         (141,531)

                                                         --------------    --------------
 Total stockholders' equity                                      19,443            14,417
                                                         --------------    --------------

 Total liabilities and stockholders' equity              $       25,293    $       20,472
                                                         ==============    ==============

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                 (in thousands, except share and per share data)

                                                 Three months ended June 30,
                                              --------------------------------
                                                   2004              2005
                                                (Restated)        (Restated)
Revenues:
Sales of product net                          $          289    $          240
Clinical treatment programs                               42                60

                                              --------------    --------------

Total Revenues:                                          331               300

Costs and expenses:
Production/cost of goods sold                            692               103
Research and development                                 758             1,158
General and administrative                             1,076             1,523
                                              --------------    --------------

Total costs and expenses                               2,526             2,784

Interest and other income                                 13                63
Interest expense                                        (105)             (107)
Financing costs (Note 8)                                (497)             (817)
                                              --------------    --------------

Net loss                                      $       (2,784)   $       (3,345)

Deemed Dividend                                       (2,355)               --
                                              --------------    --------------

Net loss applicable to common stockholders    $       (5,139)   $       (3,345)
                                              ==============    ==============

Basic and diluted loss per share              $         (.12)   $         (.07)
                                              ==============    ==============

Weighted average shares outstanding               43,871,350        50,299,176
                                              ==============    ==============

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                 (in thousands, except share and per share data)

                                                 Six months ended June 30,
                                             --------------    --------------
                                                  2004              2005
                                               (Restated)        (Restated)
Revenues:
Sales of product net                         $          548    $          469
Clinical treatment programs                              91                89

                                             --------------    --------------

Total Revenues:                                         639               558

Costs and expenses:
Production/cost of goods sold                         1,293               201
Research and development                              1,720             2,426
General and administrative                            3,921             2,550
                                             --------------    --------------

Total costs and expenses                              6,934             5,177

Interest and other income                                24               293
Interest expense                                       (206)             (213)
Financing costs (Note 8)                             (3,371)           (1,786)
                                             --------------    --------------

Net loss                                     $       (9,848)   $       (6,325)

Deemed Dividend                                      (2,355)               --
                                             --------------    --------------

Net loss applicable to common stockholders
                                             $      (12,203)   $       (6,325)
                                             ==============    ==============

Basic and diluted loss per share             $         (.29)   $         (.13)
                                             ==============    ==============

Weighted average shares outstanding              42,040,412        50,033,623
                                             ==============    ==============

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
               Consolidated Statements of Changes in Stockholders'
                          Equity and Comprehensive Loss
               For the Six Months Ended June 30, 2005 (Unaudited)
                        (in thousands, except share data)


                                                         Common stock                 Additional
                                                         ------------                  paid-in
                                                  Shares             Amount            capital
                                             ----------------   ----------------   ----------------

 Balance as of December 31, 2004, Restated         49,631,766   $             50   $        154,609

Shares issued for:
 Payment of accounts payable                          222,310                                   192
 Conversion of debt                                   514,107                  1                778
 Warrants converted                                     5,000                                     9
 Interest on convertible debt                         136,246                                   216
Options and warrants issued for services                                                        107
Conversion price adjustment                                                                      81

 Net comprehensive loss
                                             ----------------   ----------------   ----------------


 Balance as of June 30, 2005, Restated             50,509,429   $             51   $        155,992
                                                                                   ================

                                                Accumulated
                                                   other                                   Total
                                               Comprehensive        Accumulated        stockholders'
                                               Income (Loss)          deficit             equity
                                             ----------------    ----------------    ----------------

 Balance as of December 31, 2004, Restated   $            (10)   $       (135,206)   $         19,443

Shares issued for:
 Payment of accounts payable                                                                      192
 Conversion of debt                                                                               779
 Warrants converted                                                                                 9
 Interest on convertible debt                                                                     216
Options and warrants issued for services                                                          107
Conversion price adjustment                                                                        81

 Net comprehensive loss                                   (85)             (6,325)             (6,410)
                                             ----------------    ----------------    ----------------


 Balance as of June 30, 2005, Restated       $            (95)   $       (141,531)   $         14,417
                                             ================    ================    ================


 See accompanying notes to financial statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2004 and 2005 (Unaudited)
                                 (in thousands)

                                                          2004          2005
                                                       (Restated)    (Restated)
                                                       ----------    ----------
Cash flows from operating activities:
 Net loss                                              $   (9,848)   $   (6,325)

Adjustments to reconcile net loss to
net cash used in operating activities:
 Depreciation of property and
 equipment                                                     53            57
 Amortization of patent and
 trademark rights                                             160           174
 Amortization of deferred
 financing costs                                            2,841         1,786
 Financing cost related to                                    530
 redemption obligation                                                       --
 Stock warrant compensation
 expense                                                    1,769           106
Interest expense                                              206           213
Changes in assets and liabilities:
 Inventory                                                    273           333
 Accounts and other receivables                               125            67
 Deferred revenue                                             497            --
 Prepaid expenses and other
   current assets                                             (76)           41
 Accounts payable                                             365            80
 Accrued expenses                                            (781)         (397)
 Other Assets                                                  14            --
                                                       ----------    ----------
 Net cash used in operating
   Activities                                              (3,872)       (3,865)
                                                       ----------    ----------
Cash flows from investing activities:
 Purchase of land and building                               (143)           --
 Purchase of property, plant and
   equipment                                                   --          (110)
 Additions to patent and trademark
   rights                                                    (121)          (71)
 Maturity of short term
   investments                                              1,496         7,934
 Purchase of short term
   investments                                             (4,969)       (6,907)
                                                       ----------    ----------
 Net cash (used in) provided by
   investing activities                                $   (3,737)   $      846
                                                       ----------    ----------

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
           For the Six Months Ended June 30, 2004 and 2005(Unaudited)
                                 (in thousands)

                                                                2004          2005
                                                             (Restated)    (Restated)
                                                             ----------    ----------
Cash flows from financing activities:
 Proceeds from long-term borrowing                                5,808            --
 Advance receivable                                                (410)           --
 Proceeds from exercise of stock
   Warrants                                                       2,911             8

                                                             ----------    ----------
 Net cash provided by financing
   Activities                                                     8,309             8
                                                             ----------    ----------

 Net increase (decrease) in cash and cash equivalents
                                                                    700        (3,011)

Cash and cash equivalents at beginning of period
                                                                  3,764         8,813
                                                             ----------    ----------

Cash and cash equivalents  at end of period
                                                             $    4,464    $    5,802
                                                             ==========    ==========

Supplemental disclosures of cash flow information:
Issuance of common stock for
accounts payable and accrued
expenses                                                     $      255    $      192
                                                             ==========    ==========

Issuance of Common Stock for
Purchase of building                                         $    1,626    $       --
                                                             ==========    ==========
Issuance of Common Stock for
Debt Conversion and Interest
Payments on Convertible Debt                                 $    6,072    $      994
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

These consolidated financial statements should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-K/A-2 for the year ended December 31, 2005, as filed with the SEC on July 31, 2006.

Note 2: Restatements

In 2003 and 2004, the Company entered into convertible debenture arrangements which are inherently complicated, which have been and continue to be the subject of numerous intricate accounting pronouncements and interpretations and which are not classified as normal recurring transactions. The Company's convertible debenture transactions were reported within the Company's previously filed financial statements for the years ended December 31, 2003 and 2004. After an extensive review and consultation with the the Company's independent registered public accountants and the Company's audit committee, it was determined that the Company must restate its historical financial statements for the years ended December 31, 2003 and 2004 as well as the interim financial statements for 2003, 2004, and 2005. The Company determined that, with respect to the accounting for the convertible debentures, the interpretation and application of EITF No. 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" was not correct at the time the convertible debentures were initially recorded and upon conversion price resets related to the convertible debentures. As a result of this determination, the Company restated its annual financial statements and quarterly results of operations (unaudited) included in its annual report on Form 10-K/A for the period ending December 31, 2005, which was filed on June 5, 2006 and further amended Footnote 19, Quarterly Results of Operations (unaudited), to those financials in its Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 2005, which was filed on July 31, 2006.

In addition, the Company restated: (i) its condensed consolidated unaudited interim financial statements for the quarter ended March 31, 2005 included in its quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was filed on June 30, 2006; (ii) its condensed consolidated unaudited interim financial statements for the quarter and six months ended June 30, 2005 and 2004 included in this quarterly report on Form 10-Q/A; and (iii) the condensed consolidated unaudited interim financial statements for quarter and nine months ended September 30, 2005 and 2004 contained in its September 30, 2005 quarterly report on Form 10-Q/A filed on July 31, 2006. The modifications in the restated financial statements relate to non-cash charges that do not affect its revenues, cash flows from operations or liquidity.

      (a) Based on SEC guidance presented at the 2005 annual AICPA National Conference on current SEC and PCAOB developments, the Company re-evaluated its accounting for its March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that bifurcation was not required and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied. The Company did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment for the Debentures and conversion price resets that was originally applied and reflected in the financial statements included in the Company's Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003, and in the Company's Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 were not correctly applied and that, therefore, a restatement of the Company's financial statements for the periods referenced above was required. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the October 2003 Debenture and the August 2004 Private Placement (See Notes 8 & 9 below for more details on these resets), it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures. The total impact of this restatement on the Company's statement of operations was to decrease the net loss applicable to common stockholders for the three months ended June 30, 2004 and 2005 by approximately $3,240,000 and $628,000 or $0.07 and $0.01 per share, respectively, and decrease the net loss applicable to common stockholders for the six months ended June 30, 2004 and 2005 by approximately $4,334,000 and $791,000, or $0.10 and $0.01 per share, respectively.

      (b) The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in the Company's Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and the Company's Quarterly reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 and as a result a restatement of the Company's financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to the Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances was determined to be computed incorrectly at the time of issuance. The total impact of this restatement on the Company's statement of operations was to increase the net loss applicable to common stockholders for the three months ended June 30, 2004 and 2005 by approximately $68,000 and $43,000 or $0.00 and $0.00 per share respectively, and increase the net loss applicable to common stockholders for the six months ended June 30, 2004 and 2005 by approximately $185,000 and $86,000 or $0.00 and $0.00 per share, respectively.

      (c) The accounting treatment for certain warrants and options issued to non-employees and our interpretationand application of FASB No. 123 was not correct in 2005. The total impact of this restatement on the Company's settlement of operations was to increase the net loss for the three months ended June 30, 2005, by approximately $114,000 or $0.00 and an increase in the net loss applicable to common stockholders for the six months ended June 30, 2005 by approximately $159,000 or $0.00 per share.


      (d) The accounting treatment set forth in FASB Statement No. 123, "Accounting for Stock-Based Compensation", for the issuance of the May 2009 Warrants that was originally interpreted and reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2003 and 2004, and in the Company's Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 was not correctly applied and as a result a restatement of our financial statements for the periods referenced above was required. The Warrants issued as incentive to exercise prior warrant issuances should be reflected as a deemed dividend at the date of issuance where previously these warrants were either recorded as additional debt discount or as a financing charge at date of issuance. The total impact of this restatement on the Company's statement of operations was to decrease the net loss applicable to common stock holders for the three and six months ended June 30, 2004 by $2,355,000 or $0.05 and $0.06 per share, respectively.

As a result of the corrections of the errors described above, the Company has restated its financial statements in this Quarterly Report on Form 10-Q/A as follows:

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                        Three Months Ended June 30, 2005

                                          June 30,                                       June 30,
                                            2005           Adjustments                     2005
                                            ----                                           ----
                                       As previously                                     Restated
                                         Reported
Revenues:
Sales of product net                  $           240                                $           240
Clinical treatment programs                        60                                             60
                                      ---------------                                ---------------

Total Revenues:                                   300                                            300

Costs and expenses:
Production/cost of goods sold                     103                                            103
Research and development                        1,158                                          1,158
General and administrative                      1,409    $          (114)  (c)                 1,523
                                      ---------------    ---------------             ---------------

Total costs and expenses                        2,670               (114)                      2,784

Interest and other income                          63                                             63
Interest expense                                 (107)                                          (107)
Financing costs                                (1,402)               585   (a)(b)               (817)

Net loss                              $        (3,816)   $           471   (a)(b)    $        (3,345)
                                      ===============    ===============             ===============

Basic and diluted loss per share      $          (.08)   $          0.01             $          (.07)
                                      ===============    ===============             ===============
Weighted average shares outstanding        50,299,176                                     50,299,176
                                      ===============                                ===============

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

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                        Three Months Ended June 30, 2004

                                          June 30,                                    June 30,
                                            2004         Adjustments                   2004
                                            ----                                       ----
                                       As previously                                 Restated
                                         Reported
Revenues:
Sales of product net                  $          289                              $          289
Clinical treatment programs                       42                                          42
                                      --------------                              --------------

Total Revenues:                                  331                                         331

Costs and expenses:
Production/cost of goods sold                    692                                         692
Research and development                         758                                         758
General and administrative                     1,076                                       1,076
                                      --------------                              --------------

Total costs and expenses                       2,526                                       2,526

Interest and other income                         13                                          13
Interest expense                                (105)                                       (105)
Financing costs                               (3,669)   $        3,172   (a)(b)             (497)
                                      --------------    --------------            --------------

Net loss                              $       (5,956)            3,172   (a)(b)   $       (2,784)

Deemed Dividend                                   --            (2,355)  (d)              (2,355)
                                      --------------    --------------            --------------

Net loss applicable to common
stockholders                          $       (5,956)   $          817            $       (5,139)
                                      ==============    ==============            ==============

Basic and diluted loss per share      $         (.14)   $         0.02            $         (.12)
                                      ==============    ==============            ==============

Weighted average shares outstanding       43,871,350                                  43,871,350
                                      ==============                              ==============

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(d) Includes restatement adjustment for the issuance of the May 2009 warrants as incentive to exercise prior warrant issuances, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                         Six Months Ended June 30, 2005

                                        June 30,                                     June 30,
                                          2005            Adjustments                  2005
                                          ----                                         ----
                                      As previously                                  Restated
                                        Reported
Revenues:
Sales of product net                  $          469                              $          469
Clinical treatment programs                       89                                          89
                                      --------------                              --------------

Total Revenues:                                  558                                         558

Costs and expenses:
Production/cost of goods sold                    201                                         201
Research and development                       2,426                                       2,426
General and administrative                     2,391    $         (159)  (c)               2,550
                                      --------------    --------------            --------------

Total costs and expenses                       5,018              (159)                    5,177

Interest and other income                        293                                         293
Interest expense                                (213)                                       (213)
Financing costs                               (2,491)              705   (a)(b)           (1,786)
                                      --------------    --------------            --------------


Net loss                              $       (6,871)   $          546   (a)(b)   $       (6,325)
                                      ==============    ==============            ==============


Basic and diluted loss per share      $         (.14)   $         0.01            $         (.13)
                                      ==============    ==============            ==============

Weighted average shares outstanding       50,033,623                                  50,033,623
                                      ==============                              ==============

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

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                         Six Months Ended June 30, 2004

                                        June 30,                                     June 30,
                                          2004            Adjustments                  2004
                                          ----                                         ----
                                      As previously                                  Restated
                                        Reported
Revenues:
Sales of product net                  $          548                              $          548
Clinical treatment programs                       91                                          91
                                      --------------                              --------------
Total Revenues:                                  639                                         639

Costs and expenses:
Production/cost of goods sold                  1,293                                       1,293
Research and development                       1,720                                       1,720
General and administrative                     3,921                                       3,921
                                      --------------                              --------------

Total costs and expenses                       6,934                                       6,934

Interest and other income                         24                                          24
Interest expense                                (206)                                       (206)
Financing costs                               (7,520)   $        4,149   (a)(b)           (3,371)
                                      --------------    --------------            --------------


Net loss                              $      (13,997)            4,149   (a)(b)   $       (9,848)

Deemed Dividend                                   --            (2,355)  (d)              (2,355)
                                      --------------    --------------            --------------

Net loss applicable to common
stockholders                          $      (13,997)   $        1,794            $      (12,203)
                                      ==============    ==============            ==============

Basic and diluted loss per share      $         (.33)   $         0.04            $         (.29)
                                      ==============    ==============            ==============

Weighted average shares outstanding       42,040,412                                  42,040,412
                                      ==============                              ==============

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(d) Includes restatement adjustment for the issuance of the May 2009 warrants as incentive to exercise prior warrant issuances, as described above.

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

The weighted average assumptions used for the period presented are as follows:

                                            June 30,
                                            --------
                                       2004          2005
                                       ----          ----
          Risk-free interest rate       --     4.81%
          Expected lives                --     5 years
          Expected volatility           --     58.78% - 60.67%

Had compensation cost for the Company's option plans been determined, using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the Three and Six months ended June 30, 2004 and 2005 would have been as follows:

                                               (In Thousands)             (In Thousands)
                                               --------------             --------------
                                             Three Months Ended          Six Months Ended
                                          ------------------------    ------------------------
                                                  June 30,                    June 30,
                                          ----------    ----------    ----------    ----------
                                             2004          2005          2004          2005
                                             ----          ----          ----          ----
Net loss applicable to common
stockholders, as restated                 $   (5,139)   $   (3,345)   $  (12,203)   $   (6,325)

Add: Stock based employee compensation
expenses; included in reported net loss           --           106         1,769           106

Deduct: Total stock based employee
compensation determined under fair
value method for all awards                       --           (55)           --           (82)
                                          ----------    ----------    ----------    ----------

Pro forma net loss                        $   (5,139)   $   (3,294)   $  (10,434)   $   (6,301)
                                          ==========    ==========    ==========    ==========

Basic and diluted loss per share
As restated                               $     (.12)   $     (.07)   $     (.29)   $     (.13)
Pro forma                                 $     (.12)   $     (.07)   $     (.25)   $     (.13)

Note 4: INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

NOTE 5: INVENTORIES

The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Inventories consist of the following:

                                December 31, 2004       June 30, 2005
                                -----------------     -----------------
Raw materials-work in process         $ 1,711,000            $1,711,000
Finished goods,
net of $225,000 reserve                   437,000               104,000
                                -----------------     -----------------
                                      $ 2,148,000            $1,815,000
                                =================     =================

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

NOTE 6: REVENUE AND LICENSING FEE INCOME

The company executed a Memorandum of Understanding (MOU) in January 2004 with Astellas Pharma ("Astellas"), formally Fujisawa Deutschland GmbH (Fuji), a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The Company received an initial fee of 400,000 Euros (approximately $497,000 US) in 2004. On November 9, 2004, Astellas exercised their right to terminate the MOU. The Company did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome (CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, the Company has determined to follow a decentralized filing procedure which was not anticipated in the MOU. The Company believes that it now is in the best interest of the Company's stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to the agreement of the parties the Company refunded 200,000 Euros to Fuji. The company has recorded the remaining 200,000 Euros ($242,000 USD) as an accrued liability as of June 30, 2005. The Company is currently holding the 200,000 Euros pending further developments in accordance with the mutually agreed upon termination with Fuji. Fuji and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") have reached a definitive agreement upon the terms of their merger, which took effect on April 1, 2005. Yamanouchi will be the surviving company and Fuji will be dissolved. The combined company name will be Astellas Pharma, Inc.

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

Note 7: ACQUISITION OF ASSETS OF INTERFERON SCIENCES, INC. ("ISI")

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

In March 2004, the Company issued 487,028 shares to ISI to complete the acquisition of the balance of ISI's rights to market its product as well as its production facility in New Brunswick, New Jersey. ISI has sold all of its shares. The aggregated cost of the land and buildings was approximately $3,316,000. The cost of the land and buildings was allocated as follows:

                            Land         $  423,000

                            Buildings     2,893,000
                                         ----------

                            Total cost   $3,316,000

The Company accounted for these transactions as a Business Combination under SFAS No. 141 Accounting for Business Combinations.

Note 8: DEBENTURE FINANCING

Long term debt consists of the following:

                                                   (in thousands)
                                             December               June
                                             31, 2004           30, 2005
                                         ---------------    ---------------
                                          (As restated)      (As restated)
October 2003 Debenture                   $         2,071    $         2,071
January 2004 Debenture                             3,083              2,305
July 2004 Debenture                                2,000              2,000
                                         ---------------    ---------------
Total                                              7,154              6,376

Less Discounts                                    (2,842)            (1,343)
                                         ---------------    ---------------
Balance                                            4,312              5,033

Less Current Portion of long-term debt
                                                  (3,818)            (5,033)
                                         ---------------    ---------------
Total long-term debt (As Restated)       $           494    $            --
                                         ===============    ===============


      As of June 30, 2005, the Company made aggregate installment payments of $1,556,000 and the investors converted an aggregate $2,210,000 principal amount of debt from the debentures as noted below (in thousands):

                                                                                           Common
                   Original           Debt           Installment        Remaining          Shares        Common Shares
                  Principal       Conversion to      payments in        Principal        issued for        issued in
 Debenture          Amount        Common Shares     Common Shares         Amount         Conversion       installments
               ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
October 2003   $         4,142   $         2,071   $            --   $         2,071             1,025                --
January 2004             4,000               139             1,556             2,305                55               873
July 2004                2,000                --                --             2,000                --                --
               ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Totals         $        10,142   $         2,210   $         1,556   $         6,376             1,080               873
               ===============   ===============   ===============   ===============   ===============   ===============

      As of December 31, 2004, the Company made installment payments of $778,000 and investors converted an aggregate $2,210,000 principal amount of debt from the debentures as noted below (in thousands):

                                                                                           Common
                   Original           Debt           Installment        Remaining          Shares        Common Shares
                  Principal       Conversion to      payments in        Principal        issued for        issued in
 Debenture          Amount        Common Shares     Common Shares         Amount         Conversion       installments
               ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
October 2003   $         4,142   $         2,071   $            --   $         2,071             1,025                --
January 2004             4,000               139               778             3,083                55               359
July 2004                2,000                --                --             2,000                --                --
               ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Totals         $        10,142   $         2,210   $           778   $         7,154             1,080               359
               ===============   ===============   ===============   ===============   ===============   ===============

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

The Company recorded financing costs for the three months ended June 30, 2004 and 2005, with regard to the July 2003 Debentures of approximately $390,000 and $0, respectively. Interest incurred for the three months ended June 30, 2004 and 2005 was $30,000 and $0, respectively.

The Company recorded financing costs for the six months ended June 30, 2004 and 2005, with regard to the July 2003 Debentures of approximately $1,366,000 and $0, respectively. Interest incurred for the six months ended June 30, 2004 and 2005 was $64,000 and $0, respectively.

October 2003 Debentures

On October 29, 2003, the Company issued an aggregate of $4,142,357 in principal amount of 6% Senior Convertible Debentures due October 31, 2005 (the "October 2003 Debentures") and an aggregate of 410,134 Warrants (the "October 2008 Warrants") in a private placement for aggregate gross proceeds of $3,550,000. Pursuant to the terms of the October 2003 Debentures, $1,550,000 of the proceeds from the sale of the October 2003 Debentures were held back and were to be released to the Company if, and only if, the Company acquired ISI's facility within 90 days of January 26, 2004 and provided a mortgage on the facility as further security for the October 2003 Debentures. In April 2004, the Company acquired the facility and the Company subsequently provided the mortgage of the facility, as collateral, to the Debenture holders and the above funds were released. The Company recorded an additional debt discount of $259,000 upon receiving these held back proceeds. The October 2003 Debentures were to mature on October 31, 2005 and bore interest at 6% per annum, payable quarterly in cash or, subject to satisfaction of certain conditions, common stock. Any shares of common stock issued to the investors as payment of interest are to be valued at 95% of the average closing price of the common stock during the five consecutive business days ending on the third business day immediately preceding the applicable interest payment date. Pursuant to the terms and conditions of the October 2003 Debentures, the Company pledged all of the Company's assets, other than the Company's intellectual property, as collateral and was subject to comply with certain financial and negative covenants, which included but were not limited to the repayment of principal balances upon achieving certain revenue milestones (see "Collateral and Financial Covenants" below).

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

Pursuant to the Company's agreement with the holders, the Company registered the shares issuable upon conversion of the October 2003 Debentures and upon exercise of the October 2008 Warrants for public sale.

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

In October 2005, the Company entered into an amendment agreement with the October 2003 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7%.

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

Pursuant to the Company's agreement with the holders, the Company registered the shares issuable upon exercise of these Warrants for public sale.

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

As of June 30, 2005, the investors had converted $2,071,178 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,179 is convertible into 1,025,336 shares of common stock.

The Company recorded financing costs for the three months ended June 30, 2004 and 2005, with regard to the October 2003 Debentures of $310,000 and $370,000, respectively. Interest expense for the three months ended June 30, 2004 and 2005, with regard to the October 2003 Debentures was approximately $15,000 and $30,000, respectively.

The Company recorded financing costs for the six months ended June 30, 2004 and 2005, with regard to the October 2003 Debentures of $625,000 and $741,000, respectively. Interest expense for the six months ended June 30, 2004 and 2005, with regard to the October 2003 Debentures was approximately $39,000 and $61,000, respectively.

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

In October 2005, the Company entered into an amendment agreement with the January 2004 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7%.

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

Pursuant to the Company's agreement with these investors, the Company registered the shares issuable upon conversion of the January 2004 Debentures and upon exercise of the July 2009 Warrants for public sale.

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

Section 713 of the American Stock Exchange Company Guide
--------------------------------------------------------

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

As of June 30, 2005, the Company has made aggregate installment payments of $1,555,554 and the investors have converted an aggregate of $139,150 of principal amount of the January 2004 Debentures into 873,039 and 55,000 shares of common stock, respectively. During the six months ended June 30, 2005, the investors converted approximately $779,000_of principal amount of the January 2004 Debentures into 514,107 shares of common stock. The remaining principal on these Debentures was $2,305,000 as of June 30, 2005.

The Company recorded financing costs for the three months ended June 30, 2004 and 2005 with regard to the January 2004 Debentures of $132,000 and $190,000, respectively. Interest expense for the three months ended June 30, 2004 and 2005, with regard to the January 2004 Debentures was approximately $60,000 and $46,000, respectively.

The Company recorded financing costs for the six months ended June 30, 2004 and 2005 with regard to the January 2004 Debentures of $267,000 and $510,000, respectively. Interest expense for the six months ended June 30, 2004 and 2005, with regard to the January 2004 Debentures was approximately $103,000 and $92,000, respectively.

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

In October 2005, the Company entered into an amendment agreement with the July 2004 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7%.

The remaining principal amount on these debentures was $2,000,000 as of June 30, 2005.

The Company recorded financing costs for the three months ended June 30, 2004 and 2005 with regard to the July 2004 Debentures of $0 and $124,000, respectively. Interest expense for the three months ended June 30, 2004 and 2005, with regard to the January 2004 Debentures was approximately $0 and $30,000, respectively.

The Company recorded financing costs for the six months ended June 30, 2004 and 2005 with regard to the July 2004 Debentures of $0 and $248,000, respectively. Interest expense for the six months ended June 30, 2004 and 2005, with regard to the January 2004 Debentures was approximately $0 and $60,000, respectively.

Conversion of Convertible Debt

The maximum number of shares issuable upon debt conversion, including interest as well as 135% of the shares issuable upon conversion and interest payments were 5,011,525 and 4,412,526 shares at December 31, 2004 and June 30, 2005, respectively.

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

Note 9: EQUITY FINANCING

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

Note 10: EXECUTIVE COMPENSATION

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

Note 11: EQUITY INCENTIVE PLAN

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

Note 12: COMMITMENTS

In May 2005, the Company committed to purchase lab equipment related to the manufacture of Ampligen raw material in the amount of approximately $628,000. The Company paid the initial deposit of approximately $31,400 in May 2005.

Note 13: SUBSEQUENT EVENTS

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

                                    Overview
                                    --------

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

Restatements

In 2003 and 2004, we entered into convertible debenture arrangements which are inherently complicated, which have been and continue to be the subject of numerous intricate accounting pronouncements and interpretations and which are not classified as normal recurring transactions. Our convertible debenture transactions were reported within our previously filed financial statements for the years ended December 31, 2003 and 2004. After an extensive review and consultation with the our independent registered public accountants and our audit committee, we determined that we must restate our historical financial statements for the years ended December 31, 2003 and 2004 as well as the interim financial statements for 2003, 2004, and 2005. We determined that, with respect to the accounting for the convertible debentures, the interpretation and application of EITF No. 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" was not correct at the time the convertible debentures were initially recorded and upon conversion price resets related to the convertible debentures. As a result of this determination, we restated our annual financial statements and quarterly results of operations (unaudited) included in our annual report on Form 10-K/A for the period ending December 31, 2005, which was filed on June 5, 2006 and further amended Footnote 19, Quarterly Results of Operations (unaudited), to those financials in our Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 2005, which was filed on July 31, 2006.

In addition, we restated: (i) our condensed consolidated unaudited interim financial statements for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was filed on June 30, 2006; (ii) our condensed consolidated unaudited interim financial statements for the quarter and six months ended June 30, 2005 and 2004 included in this quarterly report on Form 10-Q/A; and (iii) the condensed consolidated unaudited interim financial statements for quarter and nine months ended September 30, 2005 and 2004 contained in our September 30, 2005 quarterly report on Form 10-Q/A filed on July 31, 2006. The modifications in the restated financial statements relate to non-cash charges that do not affect our revenues, cash flows from operations or liquidity.

      (a) Based on SEC guidance presented at the 2005 annual AICPA National Conference on current SEC and PCAOB developments, we re-evaluated our accounting for our March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". We concluded that bifurcation was not required and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied. We did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment for the Debentures and conversion price resets that was originally applied and reflected in the financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003, and in our Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 were not correctly applied and that, therefore, a restatement of our financial statements for the periods referenced above was required. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the October 2003 Debenture and the August 2004 Private Placement, it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures. The total impact of this restatement on our statement of operations was to decrease the net loss applicable to common stockholders for the three months ended June 30, 2004 and 2005 by approximately $3,240,000 and $628,000, or $0.07 and $0.01 per share, respectively and decrease the net loss applicable to common stockholders for the six months ended June 30, 2004 and 2005 by approximately $4,334,000 and $791,000, or $0.10 and $0.01 per share, respectively.

      (b) The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and our Quarterly reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 and as a result a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to the Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances was determined to be computed incorrectly at the time of issuance. The total impact of this restatement on our statement of operations was to increase the net loss applicable to common stockholders for the three months ended June 30, 2004 and 2005, by approximately $68,000 and $43,000 or $0.00 and $0.00 per share respectively, and increase in the net loss applicable to common stockholders for the six months ended June 30, 2004 and 2005 by approximately $185,000 and $86,000 or $0.00 and $0.00 per share, respectively.

      (c) The accounting treatment for certain warrants and options issued to non-employees and our interpretation and application of FASB No. 123 was not correct in 2005. The total impact of this restatement on our settlement of operations was to increase the net loss for the three months ended June 30, 2005, by approximately $114,000 or $0.00 per share and an increase in the net loss applicable to common stockholders for the six months ended June 30, 2005 by approximately $159,000 or $0.00 per share.

      (d) The accounting treatment set forth in FASB Statement No. 123, "Accounting for Stock-Based Compensation", for the issuance of the May 2009 Warrants that was originally interpreted and reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2003 and 2004, and in our Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 was not correctly applied and as a result a restatement of our financial statements for the periods referenced above was required. The Warrants issued as incentive to exercise prior warrant issuances should be reflected as a deemed dividend at the date of issuance where previously these warrants were either recorded as additional debt discount or as a financing charge at date of issuance. The total impact of this restatement on our statement of operations was to decrease the net loss applicable to common stockholders for the three and six months ended June 30, 2004 by $2,355,000, or $0.05 and $0.06 per share, respectively.

As a result of the corrections of the errors described above, we have restated our financial statements included in this Quarterly Report on Form 10-Q/A as follows:

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                        Three Months Ended June 30, 2005

                                          June 30,                                     June 30,
                                            2005           Adjustments                   2005
                                            ----                                         ----
                                       As previously                                   Restated
                                         Reported
Revenues:
Sales of product net                  $           240                               $           240
Clinical treatment programs                        60                                            60
                                      ---------------                               ---------------

Total Revenues:                                   300                                           300

Costs and expenses:
Production/cost of goods sold                     103                                           103
Research and development                        1,158                                         1,158
General and administrative                      1,409    $          (114)  (c)                1,523
                                      ---------------    ---------------            ---------------

Total costs and expenses                        2,670               (114)                     2,784

Interest and other income                          63                                            63
Interest expense                                 (107)                                         (107)
Financing costs                                (1,402)               585   (a)(b)              (817)
                                      ---------------    ---------------            ---------------

Net loss                              $        (3,816)   $           471   (a)(b)   $        (3,345)
                                      ===============    ===============            ===============

Basic and diluted loss per share
                                      $          (.08)   $          0.01            $          (.07)
                                      ===============    ===============            ===============

Weighted average shares outstanding
                                           50,299,176                                    50,299,176
                                      ===============                               ===============

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

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                        Three Months Ended June 30, 2004

                                          June 30,                                     June 30,
                                            2004           Adjustments                   2004
                                            ----                                         ----
                                       As previously                                   Restated
                                         Reported
Revenues:
Sales of product net                  $           289                               $           289
Clinical treatment programs                        42                                            42
                                      ---------------                               ---------------

Total Revenues:                                   331                                           331

Costs and expenses:
Production/cost of goods sold                     692                                           692
Research and development                          758                                           758
General and administrative                      1,076                                         1,076
                                      ---------------                               ---------------

Total costs and expenses                        2,526                                         2,526

Interest and other income                          13                                            13
Interest expense                                 (105)                                         (105)
Financing costs                                (3,669)   $         3,172   (a)(b)              (497)
                                      ---------------    ---------------            ---------------

Net loss                              $        (5,956)             3,172   (a)(b)   $        (2,784)

Deemed Dividend                                    --             (2,355)  (d)               (2,355)
                                      ---------------    ---------------            ---------------

Net loss applicable to common
stockholders                          $        (5,956)   $           817            $        (5,139)
                                      ===============    ===============            ===============

Basic and diluted loss per share      $          (.14)   $          0.02            $          (.12)
                                      ===============    ===============            ===============

Weighted average shares outstanding        43,871,350                                    43,871,350
                                      ===============                               ===============

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(d) Includes restatement adjustment for the issuance of the May 2009 warrants as incentive to exercise prior warrant issuances, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                         Six Months Ended June 30, 2005

                                          June 30,                                     June 30,
                                            2005           Adjustments                   2005
                                            ----                                         ----
                                       As previously                                   Restated
                                         Reported
Revenues:
Sales of product net                  $           469                                 $           469
Clinical treatment programs                        89                                              89
                                      ---------------                                 ---------------

Total Revenues:                                   558                                             558

Costs and expenses:
Production/cost of goods sold                     201                                             201
Research and development                        2,426                                           2,426
General and administrative                      2,391    $          (159)  (c)                  2,550
                                      ---------------    ---------------              ---------------

Total costs and expenses                        5,018               (159)                       5,177

Interest and other income                         293                                             293
Interest expense                                 (213)                                           (213)
Financing costs                                (2,491)               705   (a)(b)              (1,786)
                                      ---------------    ---------------              ---------------

Net loss                              $        (6,871)   $           546   (a)(b)     $        (6,325)
                                      ===============    ===============              ===============

Basic and diluted loss per share      $          (.14)   $          0.01              $          (.13)
                                      ===============    ===============              ===============
Weighted average shares outstanding        50,033,623                                      50,033,623
                                      ===============                                 ===============

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

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                         Six Months Ended June 30, 2004

                                          June 30,                                     June 30,
                                            2004           Adjustments                   2004
                                            ----                                         ----
                                       As previously                                   Restated
                                         Reported
Revenues:
Sales of product net                  $           548                               $           548
Clinical treatment programs                        91                                            91
                                      ---------------                               ---------------

Total Revenues:                                   639                                           639

Costs and expenses:
Production/cost of goods sold                   1,293                                         1,293
Research and development                        1,720                                         1,720
General and administrative                      3,921                                         3,921
                                      ---------------                               ---------------

Total costs and expenses                        6,934                                         6,934

Interest and other income                          24                                            24
Interest expense                                 (206)                                         (206)
Financing costs                                (7,520    $         4,149   (a)(b)            (3,371)
                                      ---------------    ---------------            ---------------

Net loss                              $       (13,997)             4,149   (a)(b)   $        (9,848)

Deemed Dividend                                    --             (2,355)  (d)               (2,355)
                                      ---------------    ---------------            ---------------

Net loss applicable to common
stockholders                          $       (13,997)   $         1,794            $       (12,203)
                                      ===============    ===============            ===============

Basic and diluted loss per share      $          (.33)   $          0.04                       (.29)
                                      ===============    ===============            ===============

Weighted average shares outstanding        42,040,412                                    42,040,412
                                      ===============                               ===============

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(d) Includes restatement adjustment for the issuance of the May 2009 warrants as incentive to exercise prior warrant issuances, as described above.




We and our audit committee have discussed the above errors and adjustments with our current independent registered public accounting firm and have determined that a restatement was necessary for the periods described above.

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

      We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of June 30, 2005 our accumulated deficit, as restated, was approximately $141,500,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (COSO). Based on this assessment, management has identified the following material weaknesses as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The restatements made to the financial statements for the three and six months ended June 30, 2004 and 2005 reflect weaknesses in disclosure controls and internal control over financial reporting that existed as of the date of this report. Specifically,

      1. Financial Statement Close and Reporting Process - We did not maintain effective controls over the financial statement close and reporting process because we lacked a complement of personnel able to devote sufficient time and adequate financial reporting expertise commensurate with 1 quarterly and year-end financial statement close requirements, which include the financial statement preparation and disclosures. Additionally, we had inadequate policies and procedures providing for a detailed comprehensive review of the underlying information supporting the amounts including in our annual and interim consolidation financial statements and disclosures.

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

      The result of applying the proper accounting treatment increased our net loss applicable to common stockholders by $0.01, from $0.42 per share to $0.43 per share, for the year ended December 31, 2003, decreased our net loss applicable to common stockholders by $0.07, from $0.53 per share to $0.46 per share, for the year ended December 31, 2004, and decreased our net loss per share applicable to common stockholders by $.00 and $.01 from $.08 per share to $.07 per share for the first and second quarters of 2005, respectively.

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

Critical Accounting Policies
----------------------------

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

Revenue
-------

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

Patents and Trademarks
----------------------

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

Concentration of Credit Risk
----------------------------

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

Convertible Debentures
----------------------

      The March 2003, July 2003, October 2003, January 2004 and July 2004 Debenture issuances and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingently adjustable conversion ratios and with EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. We determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Discounts derived from determining the beneficial conversion feature and fair value of the warrants based on the relative fair value of the proceeds are amortized to financing costs over the remaining life of the debenture in accordance with the effective interest method of accounting. The unamortized discount upon the conversion of the debentures is expensed to financing cost on a pro-rata basis.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 versus Three months ended June 30, 2005
------------------------------------------------------------------------

Net loss
--------

Our net loss applicable to common stockholders of $3,345,000 for the three months ended June 30, 2005 was down $1,794,000 or 35% compared to the same period in 2004. The reduction was primarily due to a deemed dividend of $2,355,000 recorded upon the issuance of warrants to our debenture holders as incentive to exercise prior warrant issuances. In addition, expenditures for manufacturing/production were down $589,000 in 2005 reflecting the decrease in non-recurring expenses associated with the ramping up of the New Brunswick facility for further production of Alferon N Injection(R) in the second quarter of 2004.

Our research and development, as well as, clinical expenses increased $401,000 over the same period in 2004 due to additional costs associated with preparing the Ampligen NDA, expenses related to patents and research related to Alferon LDO. Administrative expenses were higher than a year ago due to legal fees associated with our ongoing lawsuit against a conspiracy group. The net loss applicable to common stockholders was $(.07) per share for the current period versus $(.12) per share for the same period in 2004.

Revenues
--------

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

Production costs/cost of goods sold
-----------------------------------

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

Research and Development costs
------------------------------

Overall research and development direct costs for the three months ended June 30, 2004 and 2005 were $758,000 and $1,158,000, respectively. These costs in 2005 reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers as well as on-going clinical trials involving patients with HIV. In addition, these costs reflect direct costs incurred relating to the development of Alferon LDO (low dose oral). We have over approximately 160,000 doses on hand of Alferon LDO which have been prepared for use in clinical trials treating patients affected with the SARS, Avian Flu or other potentially emerging infectious diseases.

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

General and Administrative Expenses
-----------------------------------

General and Administrative ("G&A") expenses for the three months ended June 30, 2004 and 2005 were approximately $1,076,000 and $1,523,000, respectively. The increase in G&A expenses of $446,000 during this period is primarily due to higher professional fees, specifically legal costs associated with a lawsuit we initiated seeking injunction relief and damages against a conspiratorial group alleging that this conspiratorial group had engaged in illegal activities to take over Hemispherx and enrich themselves at the expense of our shareholders. See Item 1. "Legal Proceedings" in Part II - Other Information, below for more information.

Interest and Other Income
-------------------------

Interest and other income for the three months ended June 30, 2004 and 2005 totaled $13,000 and $63,000, respectively. The increase in interest and other income during the current quarter can primarily be attributed to the maturing of marketable securities during the 2005 period. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs
------------------------------------

Interest expense and non-cash financing costs were approximately $924,000 for the three months ended June 30, 2005 versus $602,000 in charges for the same three months a year ago. Non-cash financing costs consist of the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the relative fair value of the warrants relating to the Debentures. Please see Note 8 in the consolidated financial statements contained herein for more details on these transactions.

Deemed Dividend
---------------

Deemed dividend for the three months ended June 30, 2004 and 2005 was $2,355,000 and $0, respectively. This represents the fair value of the warrants issued to our debenture holders as incentive to exercise prior warrant issuances.

Six months ended June 30, 2004 versus Six months ended June 30, 2005
--------------------------------------------------------------------

Net loss
--------

Our net loss applicable to common stockholders of $6,325,000 for the six months ended June 30, 2005 was down $5,878,000 or 48% compared to the same period in 2004. This reduction was primarily due to: 1) lower costs associated with non-cash financing charges related to convertible debentures, These lower non-cash financing costs of $1,585,000 represented 27% of the change in net loss from period to period, 2) production/costs of good sold expenditures were down $1,092,000 due to expenditures during the first half of 2004 associated with ramping up of the New Brunswick facility for further production of Alferon N Injection(R), 3) lower non-cash stock compensation expenses, and 4) deemed dividend of $2,355,000 recorded upon the issuance of warrants to our debenture holders as incentive to exercise prior warrant issuances during second quarter 2004. Net losses per share were $(.13) for current period versus $(.29) in the same period 2004.

Revenues
--------

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

Production costs/cost of goods sold
-----------------------------------

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

Cost of goods sold for the six months ended June 30, 2004 and 2005 were $241,000 and $201,000, respectively. For more information concerning production/cost of goods sold, see the production/costs of goods sold section contained in the results of operations for the three months ended June 30, 2005 versus three months ended June 30, 2004 discussed above.

Research and Development costs
------------------------------

Overall research and development direct costs for the six months ended June 30, 2004 and 2005 were $1,720,000 and $2,426,000, respectively. For more information on research and development activities, see the research and development section contained within the results of operations for the three months ended June 30, 2005 versus three months ended June 30, 2004 discussed above.

General and Administrative Expenses
-----------------------------------

General and Administrative ("G&A") expenses for the six months ended June 30, 2004 and 2005 were approximately $3,921,000 and $2,550,000, respectively. The decrease in G&A expenses of $1,371,000 during this period is primarily due to a non-cash stock compensation charge of $1,769,000 resulting from the issuance of 1,450,000 warrants to purchase common stock at $2.20 per share to Dr. Carter in 2003 that vested in the first quarter 2004. The warrants vested upon the second ISI asset closing which occurred on March 17, 2004. Please see "Item 11. Executive Compensation." contained within our Form 10K filed with the Securities and Exchange Commission on March 16, 2005, for more details on how Dr. Carter was compensated. Higher professional fees, specifically legal costs, during the first six months of 2005, slightly offset this decrease in G & A expenses, from period to period. The costs were associated with a lawsuit we initiated seeking injunction relief and damages against a conspiratorial group alleging that this conspiratorial group had engaged in illegal activities to take over Hemispherx and enrich themselves at the expense of our shareholders. See also Item 1. "Legal Proceedings" in Part II - Other Information, below for more information.

Interest and Other Income
-------------------------

Interest and other income for the six months ended June 30, 2004 and 2005 totaled $24,000 and $293,000, respectively. The increase in interest and other income during the current quarter can primarily be attributed to the maturing of marketable securities during the 2005 period. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs
------------------------------------

Interest expense and non-cash financing costs were approximately $1,999,000 for the six months ended June 30, 2005 versus $3,577,000 for the same three months a year ago. Non-cash financing costs consist of the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the relative fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." The main reason for the decrease in financing costs of $1,578,000 can be attributed to the aggregate total of these charges being reduced since the first half of 2004 due to decreased amortization charges associated with our debentures and additional financing costs during the first half of 2004 with regard to our January 2004 debenture and the impact of Section 713 of the American Stock Exchange Company Guide. Please see Note 8 "Section 713 of The American Stock Exchange Company Guide"in the consolidated financial statements contained herein for more details on these transactions and for details on our debenture and stock financings.

Deemed Dividend
---------------

Deemed dividend for the six months ended June 30, 2004 and 2005 was $2,355,000 and $0 respectively. This represents the fair value of the warrants issued to our debenture holders as incentive to exercise prior warrant issuances.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities for the six months ended June 30, 2005 was $3,865,000. As of June 30, 2005, we had approximately $12,614,000 million in cash and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. For detailed information on our debenture and equity financings during this period, please see Notes 8 and 9 in the consolidated financial statements contained herein.

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


Date: July 31, 2006