Form 10-Q/A
period 2005-09-30
HEMISPHERX BIOPHARMA INC
filed 2006-07-31
CIK 946644

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and larger accelerated filer in Rule 12b-2 of the Exchange Act.(Check one): |_| Large accelerated filer |X| Accelerated filer
|_| Non-Accelerated filer

62,299,252 shares of common stock were issued and outstanding as of July 12, 2006.

                                   FORM 10-Q/A
                                EXPLANATORY NOTE

This amendment on Form 10-Q/A amends our Quarterly Report for the third quarter of 2005 initially filed with the Securities and Exchange Commission ("SEC") on November 9, 2005 (the "original Form 10-Q"). It is being filed to reflect the restatement (the "Restatements") of our consolidated balance sheets and related consolidated statements of operations, cash flows and stockholders' equity and comprehensive loss as of and for the three and nine months ended September 30, 2005 and 2004, as discussed in Note 2 to the consolidated financial statements.

No attempt has been made in this Form 10-Q/A to modify or update disclosures in original Form 10-Q except as required to address the Restatements. Except as described below, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-Q with the SEC. Accordingly, this Form 10-Q/A should be read in conjunction with the original Form 10-Q and our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete texts of Part I, Items 1, 2 and 4 are set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-Q. The only changes to the text in
Part I, Items 1, 2 and 4 of the original Form 10-Q are as follows:

Part I

         Item 1.

                  o The financial statements, including the footnotes, have been revised to reflect the changes required by the Restatements.
                  o A new footnote (Note 2) has been added to describe the Restatements and the other footnotes have been revised to conform with the footnote presentation and disclosure in our Form 10-Q for the quarter ended March 31, 2006 (which was filed with the SEC on June 30, 2006).
                  o Note 3: Stock based compensation was revised to include the pro forma effect on the Company's net loss and loss per share had compensation cost for the Company's option plans been determined for the three months ended June 30, 2004 and 2005.
                  o Note 6: Revenue and Licensing Fee Income was changed to reflect the restatement due to the Company incorrectly recording $241,000 in other income related to the termination of the Memorandum of Understanding notice received by Astellas.
                  o The paragraph concerning the closing of the August 2004 Private Placement and its triggering of anti-dilution provisions within Note 9: Equity Financing was removed to reflect the changes required by the restatements.

         Item 2.

                  o An additional critical accounting policy titled "Convertible Debentures" has been added.
                  o The following subsections in both "Three months ended September 30, 2005 versus Three months ended September 30, 2004" and "Nine months ended September 30, 2005 versus Nine months ended September 30, 2004" have been revised as a result of the Restatements: "Net Loss" (which is now "Net Loss Applicable to Common Stockholders"), "General and Administrative Expenses" and "Interest Expense and Financing Costs." In addition, a subsection titled "Deemed Dividend" has been added in the three and nine month comparisons.

                  o An additional risk factor titled "We reported material weaknesses in our internal control over financial reporting that, if not remedied, could adversely affect our internal controls" has been added.
                  o The risk factor "We may continue to incur substantial losses and our future profitability is uncertain" has been revised to correct the accumulated deficit as a result of the Restatements.
                  o The table within "Liquidity and Capital Resources" disclosing information concerning debenture installment payments and conversions to common Shares was changed to conform to Note 8 within the financial statements.

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

In addition, we restated: (i) our condensed consolidated unaudited interim financial statements for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was filed on June 30, 2006; (ii) our condensed consolidated unaudited interim financial statements for the quarter and six months ended June 30, 2005 and 2004, included in our June 30, 2005 quarterly report on Form 10-Q/A filed on July 31, 2006, and (iii) the condensed consolidated unaudited interim financial statements for quarter and nine months ended September 30, 2005 and 2004 included in this quarterly report on Form 10-Q/A. The modifications in the restated financial statements relate to non-cash charges that do not affect our revenues, cash flows from operations or liquidity.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                                (Restated)    (Restated)
                                                                                               December 31,  September 30,
                                                                                                   2004          2005
                                                                                                ---------     ---------
                                                                                                             (Unaudited)
                              ASSETS
Current assets:
 Cash and cash equivalents                                                                      $   8,813     $   4,966
 Short term investments                                                                             7,924         6,666
 Inventory, net (Note 5)                                                                            2,148         1,834
 Accounts and other receivables                                                                       139            68
 Prepaid expenses and other current assets                                                            266            94
                                                                                                ---------     ---------
         Total current assets                                                                      19,290        13,628
                                                                                                ---------     ---------

Property and equipment, net                                                                         3,303         3,331
Patent and trademark rights, net                                                                      908           793
Investment (Note 4)                                                                                    35            35
Construction in Progress                                                                               --           174
Deferred financing costs                                                                              440           142
Advance receivable (Note 8)                                                                         1,300         1,300
Other assets                                                                                           17            17
                                                                                                ---------     ---------
         Total assets                                                                           $  25,293     $  19,420
                                                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                               $     526     $     476
 Accrued expenses                                                                                   1,012           557
 Current portion of long-term debt, net                                                             3,818         4,673
                                                                                                ---------     ---------
 Total current liabilities                                                                          5,356         5,706
                                                                                                ---------     ---------

 Long-Term Debt-net of current portion (Note 8)                                                       494            --

Commitments and contingencies
(Note 12)

Stockholders' equity : Preferred stock par value $0.01 per share Authorized
 5,000,000; issued and outstanding; None
Common stock, par value $0.01 per share, authorized 100,000,000 shares; issued and                     50            52
outstanding_49,631,766 and 52,124,396, respectively
 Additional paid-in capital                                                                       154,609       158,070
 Accumulated other comprehensive income                                                               (10)         (234)
 Accumulated deficit                                                                             (135,206)     (144,174)
                                                                                                ---------     ---------
 Total stockholders' equity                                                                        19,443        13,714
                                                                                                ---------     ---------

 Total liabilities and stockholders' equity                                                     $  25,293     $  19,420
                                                                                                =========     =========

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                 (in thousands, except share and per share data)

                                             Three months ended September 30,
                                             ------------------------------
                                                 2004             2005
                                             ------------     ------------
                                              (Restated)       (Restated)

Revenues:
Sales of product net                         $        222     $        216
Clinical treatment programs                            36               55

                                             ------------     ------------

Total Revenues:                                       258              271

Costs and expenses:
Production/cost of goods sold                         699               93
Research and development                              974              987
General and administrative                          1,299            1,384
                                             ------------     ------------

Total costs and expenses                            2,972            2,464

Impairment Loss                                      (373)              --
Interest and other income                              32              250
Interest expense                                      (66)             (84)
Financing costs (Note 8)                           (1,031)            (616)
                                             ------------     ------------

Net loss                                     $     (4,152)    $     (2,643)

Deemed Dividend                                    (1,676)              --
                                             ------------     ------------

Net loss applicable to common shareholder    $     (5,828)    $     (2,643)
                                             ============     ============

Basic and diluted loss per share             $       (.12)    $       (.05)
                                             ============     ============

Weighted average shares outstanding            47,062,018       51,301,946
                                             ============     ============

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                 (in thousands, except share and per share data)

                                              Nine months ended September 30,
                                              ------------------------------
                                                  2004             2005
                                              ------------     ------------
                                               (Restated)       (Restated)

Revenues:
Sales of product net                          $        779     $        685
Clinical treatment programs                            128              144

                                              ------------     ------------

Total Revenues:                                        907              829

Costs and expenses:
Production/cost of goods sold                        1,991              294
Research and development                             2,696            3,413
General and administrative                           5,229            3,933
                                              ------------     ------------

Total costs and expenses                             9,916            7,640

Impairment loss                                       (373)              --
Interest and other income                               56              543
Interest expense                                      (272)            (297)
Financing costs (Note 8)                            (4,402)          (2,403)
                                              ------------     ------------

Net loss                                      $    (14,000)    $     (8,968)

Deemed Dividend                                     (4,031)              --
                                              ------------     ------------

Net loss applicable to common stockholders
                                              $    (18,031)    $     (8,968)
                                              ============     ============

Basic and diluted loss per share              $       (.41)    $       (.18)
                                              ============     ============

Weighted average shares outstanding             43,725,586       50,461,043
                                              ============     ============

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
               Consolidated Statements of Changes in Stockholders'
                          Equity and Comprehensive Loss
            For the Nine Months Ended September 30, 2005 (Unaudited)
                        (in thousands, except share data)


                                                   Common stock       Additional    Accumulated other                     Total
                                                   ------------        paid-in      Comprehensive      Accumulated    stockholders'
                                                Shares      Amount     capital      Income (Loss)         deficit        equity
                                              ----------    ------   ------------   -------------       ----------     ----------
 Balance as of December 31, 2004, Restated    49,631,766     $ 50    $   154,609         $  (10)        $ (135,206)    $   19,443
Shares issued for:
 Payment of accounts payable                     277,230                     314                                              314

 Conversion of debt                            1,066,887        1          1,610                                            1,611
 Warrants converted                                5,000                       9                                                9
 Interest on convertible debt                    192,008                     317                                              317
Private placement, net of issuance costs         951,505        1            789             --                 --            790
Options and warrants issued for services                                     289                                              289
Conversion price adjustment                                                  133                                              133

 Net comprehensive loss                                                                    (224)            (8,968)        (9,192)
                                              ----------      ---    ------------        ------         ----------     ----------

 Balance as of September 30, 2005, Restated   52,124,396      $52    $   158,070,        $ (234)        $ (144,174)    $   13,714
                                              ==========      ===    ============        ======         ==========     ==========

 See accompanying notes to financial statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
        For the Nine Months Ended September 30, 2004 and 2005 (Unaudited)
                                 (in thousands)

                                                                                 2004         2005
                                                                               --------     --------
                                                                              (Restated)    (Restated)
Cash flows from operating activities:
 Net loss                                                                      $(14,000)    $ (8,968)

Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation of property and
 equipment                                                                           83           87
 Amortization of patent and
 trademark rights                                                                   276          222
 Amortization of deferred
 financing costs                                                                  3,872        2,402
 Financing cost related to
 redemption obligation                                                              530           --
 Stock warrant compensation
 expense                                                                          2,000          289
Impairment loss                                                                     373           --
Interest expense                                                                    272          317
Changes in assets and liabilities:
 Inventory                                                                          613          314
 Accounts and other receivables                                                     185           71
 Deferred revenue                                                                   497           --
 Prepaid expenses and other
   current assets                                                                   103          172
 Accounts payable                                                                   522          263
 Accrued expenses                                                                  (538)        (452)
 Other Assets                                                                        (6)          --

                                                                               --------     --------

 Net cash used in operating
   activities                                                                    (5,218)      (5,283)
                                                                               --------     --------

Cash flows from investing activities:
 Purchase of land and building                                                   (1,689)          --
 Purchase of property, plant and
   equipment                                                                         --         (289)
 Additions to patent and trademark
   rights                                                                          (168)        (107)
 Maturity of short term
   investments                                                                    1,496        7,934
 Purchase of short term
   investments                                                                   (6,009)      (6,900)
 Deferred acquisition costs                                                       1,546           --
                                                                               --------     --------

 Net cash (used) provided by
   investing activities                                                        $ (4,824)    $    638
                                                                               --------     --------

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
         For the NineMonths Ended September 30, 2004 and 2005(Unaudited)
                                 (in thousands)

                                                                                 2004         2005
                                                                               --------     --------
                                                                              (Restated)   (Restated)
Cash flows from financing activities:
 Proceeds from long-term borrowing                                                7,550           --
 Advance receivable                                                                (550)          --
 Proceeds from exercise of stock
   Warrants                                                                       5,100            8
 Proceeds from sale of stock                                                      6,983          790

                                                                               --------     --------
 Net cash provided by financing
   activities                                                                    19,083          798
                                                                               --------     --------

 Net increase (decrease) in cash
 and cash equivalents                                                             9,041       (3,847)

Cash and cash equivalents at beginning of period
                                                                                  3,764        8,813
                                                                               --------     --------

Cash and cash equivalents  at end of period
                                                                               $ 12,805     $  4,966
                                                                               ========     ========

Supplemental disclosures of cash flow information:
Issuance of common stock for
accounts payable and accrued
expenses                                                                       $    311     $    314
                                                                               ========     ========

Issuance of Common Stock for
Purchase of building deferred acquisition  costs                               $  1,626     $     --
                                                                               ========     ========
Issuance of Common Stock for
Debt Conversion and Interest
Payments on Convertible Debt                                                   $  7,216     $  1,927
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

In addition, the Company restated: (i) its condensed consolidated unaudited interim financial statements for the quarter ended March 31, 2005 included in its quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was filed on June 30, 2006; (ii) its condensed consolidated unaudited interim financial statements for the quarter and six months ended June 30, 2005 and 2004, contained in our June 30, 2005 quarterly report on Form 10-Q/A filed on July 31, 2006, and (iii) the condensed consolidated unaudited interim financial statements for quarter and nine months ended September 30, 2005 and 2004 included in this quarterly report on Form 10-Q/A. The modifications in the restated financial statements relate to non-cash charges that do not affect its revenues, cash flows from operations or liquidity.

(a) Based on SEC guidance presented at the 2005 annual AICPA National Conference on current SEC and PCAOB developments, the Company re-evaluated its accounting for its March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that bifurcation was not required and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied. The Company did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment for the Debentures and conversion price resets that was originally applied and reflected in the financial statements included in the Company's Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003, and in the Company's Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 were not correctly applied and that, therefore, a restatement of the Company's financial statements for the periods referenced above was required. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the October 2003 Debenture and the August 2004 Private Placement (See Notes 8 & 9 below for more details on these resets), it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures. The total impact of this restatement on the Company's statement of operations was to decrease the net loss applicable to common stockholders for the three months ended September 30, 2004 and 2005 by approximately $2,903,000 and $611,000 or $0.06 and $0.01 per share, respectively, and decrease the net loss applicable to common stockholders for the nine months ended September 30, 2004 and 2005 by approximately $7,237,000 and $1,402,000, or $0.17 and $0.03 per share, respectively.

(b) The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in the Company's Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and the Company's Quarterly reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 and as a result a restatement of the Company's financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to the Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances was determined to be computed incorrectly at the time of issuance. The total impact of this restatement on the Company's statement of operations was to increase the net loss applicable to common stockholders for the three months ended September 30, 2004 and 2005 by approximately $48,000 and $48,000 or $0.00 and $0.00 per share respectively, and increase the net loss applicable to common stockholders for the nine months ended September 30, 2004 and 2005 by approximately $233,000 and $135,000 or $0.00 and $0.00 per share, respectively.

(c) The accounting treatment for certain warrants and options issued to non-employees and our interpretation and application of FASB No. 123 was not correct in 2005. The total impact of this restatement on the Company's settlement of operations was to increase the net loss for the three months ended September 30, 2005, by approximately $78,000 or $0.00 per share and an increase in the net loss applicable to common stockholders for the nine months ended September 30, 2005 by approximately $236,000 or $0.00 per share.

(d) The accounting treatment set forth in FASB Statement No. 123, "Accounting for Stock-Based Compensation", for the issuance of the May 2009 Warrants that was originally interpreted and reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2003 and 2004, and in the Company's Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 was not correctly applied and as a result a restatement of our financial statements for the periods referenced above was required. The Warrants issued as incentive to exercise prior warrant issuances should be reflected as a deemed dividend at the date of issuance where previously these warrants were either recorded as additional debt discount or as a financing charge at date of issuance. The total impact of this restatement on our statement of operations was to decrease the net loss applicable to common stock holders for the three and nine months ended September 30, 2004 by $1,676,000 and $4,031,000 or $0.04 and $0.09 per share, respectively.

(e) The Company incorrectly recorded $241,000 in other income Memorandum of Understanding ("MOU") in the third quarter 2005 related to the termination of the MOU notice received by Astellas. This amount was subsequently adjusted back to an accrued liability as of September 30, 2005, as the agreement had not yet been formally terminated. The total impact of this restatement on our statement of operations was to increase the net loss for the three and nine months ended September 30, 2005, by approximately $241,000 or $0.00 and $0.00 per share, respectively.

As a result of the corrections of the errors described above, the Company has restated its financial statements for this Quarterly Report on Form 10-Q/A as follows:

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations (in thousands, except share and per share data)
                      Three Months Ended September 30, 2005

                                       September 30,                                           September 30,
                                           2005                    Adjustments                    2005
                                         --------                  -----------                  --------
                                        As previously                                           Restated
                                         Reported
Revenues:
Sales of product net                       $  216                                                 $  216
Clinical treatment programs                    55                                                     55
                                         --------                                                -------

Total Revenues:                               271                                                    271

Costs and expenses:
Production/cost of goods sold                  93                                                     93
Research and development                      913                    $ (74) (c)                      987
General and administrative                  1,380                       (4) (c)                    1,384
                                         --------                  -------                       -------

Total costs and expenses                    2,386                      (78)                        2,464

Interest and other income                     491                     (241) (e)                      250
Interest expense                              (84)                                                   (84)
Financing costs                            (1,179)                     563  (a)(b)                  (616)
                                         --------                  -------                       -------

Net loss                               $   (2,887)                 $   244                    $   (2,643)
                                       ==========                  =======                    ==========

Basic and diluted loss per share       $     (.06)                 $  0.01                    $     (.05)
                                       ==========                  =======                    ==========
Weighted average shares outstanding    51,301,946                                             51,301,946
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

(e) Includes restatement adjustment for termination of the MOU notice received by Astellas, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations (in thousands, except share and per share data)
                      Three Months Ended September 30, 2004

                                       September 30,                                           September 30,
                                           2004                    Adjustments                    2004
                                         --------                  -----------                  --------
                                        As previously                                           Restated
                                         Reported
Revenues:
Sales of product net                       $  222                                               $    222
Clinical treatment programs                    36                                                     36
                                         --------                                               --------

Total Revenues:                               258                                                    258

Costs and expenses:
Production/cost of goods sold                 699                                                    699
Research and development                      974                                                    974
General and administrative                  1,299                                                  1,299
                                         --------                                               --------

Total costs and expenses                     2,972                                                 2,972

Impairment loss                              (373)                                                  (373)
Interest and other income                      32                                                     32
Interest expense                              (66)                                                   (66)
Financing costs                            (3,886)                 $ 2,855 (a)(b)                 (1,031)
                                         --------                  -------                      --------

Net loss                                 $ (7,007)                   2,855 (a)(b)               $ (4,152)

Deemed Dividend                                --                   (1,676)(d)                    (1,676)
                                         --------                  -------                      --------

Net loss applicable to common
stockholders                             $ (7,007)                 $ 1,179                      $ (5,828)
                                       ==========                  =======                    ==========

Basic and diluted loss per share          $  (.15)                  $ 0.03                        $ (.12)
                                       ==========                  =======                    ==========

Weighted average shares outstanding    47,062,018                                             47,062,018
                                       ==========                                             ==========

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustments for investment banking fees related to Cardinal, as described above.

(d) Includes restatement adjustment for the issuance of the June 2009 warrants as incentive to exercise prior warrant issuances, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations (in thousands, except share and per share data)
                      Nine Months Ended September 30, 2005

                                       September 30,                                           September 30,
                                           2005                    Adjustments                    2005
                                         --------                  -----------                  --------
                                        As previously                                           Restated
                                         Reported
Revenues:
Sales of product net                       $  685                                                 $  685
Clinical treatment programs                   144                                                    144
                                         --------                                                -------

Total Revenues:                               829                                                    829

Costs and expenses:
Production/cost of goods sold                 294                                                    294
Research and development                    3,339                   $  (74)(c)                     3,413
General and administrative                  3,771                     (162)(c)                     3,933
                                         --------                  -------                       -------

Total costs and expenses                    7,404                     (236)                        7,640

Interest and other income                     784                     (241)(e)                       543
Interest expense                             (297)                                                  (297)
Financing costs                            (3,670)                   1,267 (a)(b)                 (2,403)
                                         --------                  -------                       -------

Net loss                                 $ (9,758)                  $  790                      $ (8,968)
                                       ==========                  =======                    ==========

Basic and diluted loss per share           $ (.19)                  $ 0.01                        $ (.18)
                                       ==========                  =======                    ==========

Weighted average shares outstanding    50,461,043                                             50,461,043
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

(e) Includes restatement adjustment for termination of the MOU notice received by Astellas, as described avove.

                  HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations (in thousands, except share and per share data)
                      Nine Months Ended September 30, 2004


                                       September 30,                                           September 30,
                                           2004                    Adjustments                    2004
                                         --------                  -----------                  --------
                                        As previously                                           Restated
                                         Reported
Revenues:
Sales of product net                       $  779                                                 $  779
Clinical treatment programs                   128                                                    128
                                         --------                                                -------

Total Revenues:                               907                                                    907

Costs and expenses:
Production/cost of goods sold               1,991                                                  1,991
Research and development                    2,696                                                  2,696
General and administrative                  5,229                                                  5,229
                                         --------                                                -------

Total costs and expenses                    9,916                                                  9,916

Impairment loss                              (373)                                                  (373)
Interest and other income                      56                                                     56
Interest expense                             (272)                                                  (272)
Financing costs                           (11,406)                 $ 7,004  (a)(b)                (4,402)
                                         --------                  -------                       -------

Net loss                                $ (21,004)                   7,004  (a)(b)             $ (14,000)

Deemed Dividend                                --                   (4,031) (d)                   (4,031)
                                        ---------                  -------                     ---------

Net loss applicable to common
stockholders                            $ (21,004)                 $ 2,973                     $ (18,031)
                                        =========                  =======                     =========

Basic and diluted loss per
share                                   $    (.48)                 $  0.07                     $    (.41)
                                       ==========                  =======                     =========

Weighted average shares
outstanding                            43,725,586                                             43,725,586
                                       ==========                                             ==========


(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(d) Includes restatement adjustment for the issuance of the May and June 2009 warrants as incentive to exercise prior warrant issuances, as described above.

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

The weighted average assumptions used for the period presented are as follows:

                                            September 30,
                                 -----------------------------------
                                      2004               2005
                                 ---------------     ---------------
Risk-free interest rate            2.25%                 4.81%
Expected lives                     5 Years-              5 years
Expected volatility              68.92% - 69.68%     58.78% - 60.67%

Had compensation cost for the Company's option plans been determined, using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the three and nine months ended September 30, 2004 and 2005 would have been as follows:

                                                           (In Thousands)                 (In Thousands)
                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                       -----------------------       -----------------------
                                                         2004           2005           2004           2005
                                                       --------       --------       --------       --------
Net loss applicable to common stockholders, as
restated                                               $ (5,828)      $ (2,643)      $(18,031)      $ (8,968)

Add: Stock based employee compensation expenses;
included in reported net loss                               231            177          2,000            283

Deduct: Total stock based employee compensation
determined under fair value method for all awards          (813)          (291)          (813)          (373)
                                                       --------       --------       --------       --------

Pro forma net loss                                     $ (6,410)      $ (2,757)      $(16,844)      $ (9,058)
                                                       ========       ========       ========       ========

Basic and diluted loss per share
As restated                                            $   (.12)      $   (.05)      $   (.41)      $   (.18)
Pro forma                                              $   (.14)      $   (.05)      $   (.39)      $   (.18)

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

Inventories consist of the following:
                                                      (In Thousands)
                                          December 31, 2004   September 30, 2005
                                          -----------------   ------------------

Raw materials-work in progress                 $1,711                $1,711

Finished goods, net of $100,000 reserve
                                                  437                   123
                                               ------                ------

                                               $2,148                $1,834
                                               ======                ======

The Company's reserve for R&D utilization as of September 30, 2005, totaled $100,000 for Alferon N Injections(R) finished goods. The FDA recently extended the shelf-life of Alferon N Injection(R) to 24 months. The reserve represents product that may not be sold prior to expiration of its shelf-life.

NOTE 6:  REVENUE AND LICENSING FEE INCOME

The Company executed a Memorandum of Understanding (MOU) in January 2004 with Astellas Pharma ("Astellas"), formally Fujisawa Deutschland GmbH, ("Fuji") a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The Company received an initial fee of 400,000 Euros (approximately $497,000 US) in 2004. On November 9, 2004, Astellas exercised their right to terminate the MOU. The Company did not agree on the process to be utilized in certain European Territories for obtaining commercial approval for the sale of Ampligen(R) in the treatment of patients suffering from Chronic Fatigue Syndrome
(CFS). Instead of a centralized procedure, and in order to obtain an earlier commercial approval of Ampligen(R) in Europe, the Company has determined to follow a decentralized filing procedure which was not anticipated in the MOU. The Company believes that it now is in the best interest of the Company's stockholders to potentially accelerate entry into selected European markets whereas the original MOU specified a centralized registration procedure. Pursuant to the agreement of the parties the Company refunded 200,000 Euros. The company has recorded the remaining 200,000 Euros as an accrued liability as of September 30, 2005. Fuji and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") have reached a definitive agreement upon the terms of their merger, which took effect on April 1, 2005. Yamanouchi will be the surviving company and Fuji will be dissolved. The combinded company name will be Astellas Pharma, Inc.

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

Revenue from the sale of product are recognized when the product is shipped, as title is transferred to the customer. The Company has no other obligation associated with its products once shipment has occurred.

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

On March 11, 2003, the Company also entered into an agreement to purchase from ISI all of its rights to the product and other assets related to the product including, but not limited to, real estate and machinery. For these assets, the Company issued to ISI an additional 487,028 shares and issued 314,465 shares and 267,296 shares, respectively to the American National Red Cross and GP Strategies Corporation, two creditors of ISI. The Company guaranteed the market value of all but 62,500 of these shares to be $1.59 per share on the termination date. ISI, GP Strategies and the American National Red Cross have reported that they sold all of their shares.

Pursuant to the Acquisition Agreement the Company satisfied other liabilities of ISI which were past due and secured by a lien on ISI's real estate and pays ISI a 6% royalty on the net sales of products containing natural alpha interferon.

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
                                          ===========

The Company accounted for these transactions as a Business Combination under SFAS No. 141 Accounting for Business Combinations.

Note 8: DEBENTURE FINANCING

Long term debt consists of the following:

                                                    (in thousands)
                                              December          September
                                              31, 2004          30, 2005
                                              --------          --------
                                            (As Restated)    (As Restated)
October 2003 Debenture                         $ 2,071          $ 2,071
January 2004 Debenture                           3,083            1,972
July 2004 Debenture                              2,000            1,500
                                               -------          -------
Total                                            7,154            5,543

Less Discounts                                  (2,842)            (870)
                                               -------          -------
Balance (As Restated)                            4,312            4,673

Less Current Portion of long-term debt
                                                (3,818)          (4,673)
                                               -------          -------

Total long-term debt (As Restated)             $   494          $    --
                                               =======          =======

            As of September 30, 2005, the Company made aggregate installment payments of $2,389,000 and the investors converted an aggregate $2,210,000 principal amount of debt from the debentures as noted below (in thousands):

                      Original          Debt          Installment       Remaining      Common Shares      Common Shares
                      Principal     Conversion to     payments in       Principal        issued for        issued in
  Debenture            Amount       Common Shares    Common Shares        Amount         Conversion       installments
  ---------            ------       -------------    -------------        ------         ----------       ------------
October 2003          $ 4,142          $ 2,071          $    --          $ 2,071            1,025               --
January 2004            4,000              139            1,889            1,972               55            1,094
July 2004               2,000               --              500            1,500               --              332
                      -------          -------          -------          -------            -----            -----
Totals                $10,142          $ 2,210          $ 2,389          $ 5,543            1,080            1,426
                      =======          =======          =======          =======            =====            =====

            As of December 31, 2004, the Company made installment payments of $778,000 and investors converted an aggregate $2,210,000 principal amount of debt from the debentures as noted below (in thousands):

                      Original          Debt          Installment       Remaining      Common Shares      Common Shares
                      Principal     Conversion to     payments in       Principal        issued for        issued in
  Debenture            Amount       Common Shares    Common Shares        Amount         Conversion       installments
  ---------            ------       -------------    -------------        ------         ----------       ------------
October 2003          $ 4,142          $ 2,071          $    --          $ 2,071            1,025               --
January 2004            4,000              139              778            3,083               55              359
July 2004               2,000               --               --            2,000               --               --
                      -------          -------          -------          -------            -----              ---
Totals                $10,142          $ 2,210          $   778          $ 7,154            1,080              359
                      =======          =======          =======          =======            =====              ===

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

The Company recorded financing costs for the three months ended September 30, 2004 and 2005, with regard to the July 2003 Debentures of approximately $130,000 and $0, respectively.

The Company recorded financing costs for the nine months ended September 30, 2004 and 2005, with regard to the July 2003 Debentures of approximately $1,496,000 and $0, respectively.

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

In October 2005, the Company entered into an amendment agreement with the October 2003 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see Note 13).

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

As of September 30, 2005, the investors had converted $2,071,179 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,178 is convertible into 1,025,336 shares of common stock.

The Company recorded financing costs for the three months ended September 30, 2004 and 2005, with regard to the October 2003 Debentures of $371,000 and $124,000, respectively. Interest expense for the three months ended September 30, 2004 and 2005, with regard to the October 2003 Debentures was approximately $45,000 and $31,000, respectively.

The Company recorded financing costs for the nine months ended September 30, 2004 and 2005, with regard to the October 2003 Debentures of $996,000 and $865,000, respectively. Interest expense for the nine months ended September 30, 2004 and 2005, with regard to the October 2003 Debentures was approximately $84,000 and $93,000, respectively.

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

In October 2005, the Company entered into an amendment agreement with the January 2004 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see Note 13).

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

As of September 30, 2005, the Company has made aggregate installment payments of $1,888,888 and the investors have converted an aggregate of $139,150 of principal amount of the January 2004 Debentures into 1,094,149 and 55,000 shares of common stock, respectively. During the nine months ended September 30, 2005, the investors converted approximately $1,111,111_of principal amount of the January 2004 Debentures into 735,217 shares of common stock. The remaining principal on these Debentures was $1,972,000 as of September 30, 2005.

The Company recorded financing costs for the three months ended September 30, 2004 and 2005 with regard to the January 2004 Debentures of $216,000 and $236,000, respectively. Interest expense for the three months ended September 30, 2004 and 2005, with regard to the January 2004 Debentures was approximately $54,000 and $25,000, respectively.

The Company recorded financing costs for the nine months ended September 30, 2004 and 2005 with regard to the January 2004 Debentures of $483,000 and $746,000, respectively. Interest expense for the nine months ended September 30, 2004 and 2005, with regard to the January 2004 Debentures was approximately $157,000 and $117,000, respectively.

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

In October 2005, the Company entered into an amendment agreement with the July 2004 Debenture holders to amend the maturity date from October 31, 2005 to June 30, 2007, and increase the interest rate from 6% to 7% (see Note 13).

The remaining principal amount on these debentures was $1,500,000 as of September 30, 2005.

The Company recorded financing costs for the three months ended September 30, 2004 and 2005 with regard to the July 2004 Debentures of $124,000_and $113,000, respectively. Interest expense for the three months ended September 30, 2004 and 2005, with regard to the January 2004 Debentures was approximately $31,000_ and $27,000, respectively

The Company recorded financing costs for the nine months ended September 30, 2004 and 2005 with regard to the July 2004 Debentures of $124,000_and $361,000, respectively. Interest expense for the nine months ended September 30, 2004 and 2005, with regard to the January 2004 Debentures was approximately $31,000_ and $87,000, respectively.

Conversion of Convertible Debt

The maximum number of shares issuable upon debt conversion, including interest as well as 135% of the shares issuable upon conversion and interest payments were 5,011,525 and 3,759,094 shares at December 31, 2004 and September 30, 2005, respectively.

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

By agreement with Cardinal Securities, LLC, for general financial advisory services and in conjunction with the August 2004 Private Placement with select institutional investors, the Company paid Cardinal Securities, LLC an investment banking fee of $140,000. The Company paid Cardinal one-half of the fee in cash with the remainder being paid with the issuance of 50,000 warrants to purchase common stock exercisable at $2.50 per share expiring on March 31, 2010 and 46,667 shares of common stock. By agreement with Cardinal Securities, LLC, the Company has agreed to register all of the foregoing shares and shares issuable upon exercise of the above mentioned warrants for public resale.

On July 8, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of the Company's common stock up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at the Company's discretion. In the Company's discretion, the Company may elect to sell less of the Company's common stock to Fusion Capital than the daily amount and the Company may increase the daily amount as the market price of the Company's stock increases. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the Company's common stock is less than $1.00.

Pursuant to the agreement with Fusion Capital, the Company has registered for public sale by Fusion Capital up to 10,795,597 shares of the Company's common stock. However, in the event that the Company decides to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, the Company would first seek stockholder approval in order to be in compliance with American Stock Exchange rules. As of September 30, 2005 Fusion Capital has purchased 548,707 shares amounting to $789,994 in gross proceeds to the Company.

In connection with entering into the above agreement with Fusion Capital, the Company, in July 2005, issued to Fusion Capital 402,798 shares of its common stock. 392,798 of these shares represented 50% of the commitment fee due Fusion Capital with the remaining 10,000 shares issued as reimbursement for expenses. An additional 392,799 shares, representing the remaining balance of the commitment, are issuable in conjuction with daily purchases of common stock by Fusion Capital. These additional commitment shares will be issued in an amount equal to the product of (x) 392,799 and (y) the Purchase Amount Fraction. The purchase price at which the shares are being purchased by Fusion Capital and the denominator of which is $20,000,000. As of September 30, 2005, Fusion Capital was issued 16,301 shares towards this commitment fee.

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

Note 13: SUBSEQUENT EVENTS

On October 6, 2005, the Company entered into a material definitive agreement with the October 2003, January 2004 and July 2004 debenture holders to 1) amend the remaining outstanding Debentures that were to mature on October 31, 2005 (as amended, the "October 2003 Debenture") and the two traunches of outstanding debentures due to mature on January 31, 2006 (as amended, respectively, the "January 2004 and July 2004 Debentures"), to a maturity date of June 30, 2007,
2) to increase the interest rate from 6% per annum to 7% per annum. In consideration for extending the maturity date of the outstanding debentures, the Company issued an aggregate of 225,000 Warrants (the "October 2009 Warrants") to the debenture holders to acquire common stock at a price of $2.50 per share at any time from October 31, 2005 through October 31, 2009. The October 2009 Warrants contain provisions for adjustment of the exercise price in the event of certain anti-dilution events. The Company agreed to register 135% of the shares issuable as interest shares that might result due to the amendments to the Debentures and issuable upon exercise of the October 2009 Warrants.

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

In addition, we restated: (i) our condensed consolidated unaudited interim financial statements for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was filed on June 30, 2006; (ii) our condensed consolidated unaudited interim financial statements for the quarter and six months ended June 30, 2005 and 2004, contained in our June 30, 2005 quarterly report on Form 10-Q/A filed on July 31, 2006, and (iii) the condensed consolidated unaudited interim financial statements for quarter and nine months ended September 30, 2005 and 2004 included in this quarterly report on Form 10-Q/A. The modifications in the restated financial statements relate to non-cash charges that do not affect our revenues, cash flows from operations or liquidity.

(a) Based on SEC guidance presented at the 2005 annual AICPA National Conference on current SEC and PCAOB developments, we re-evaluated our accounting for our March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". We concluded that bifurcation was not required and that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied. We did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment for the Debentures and conversion price resets that was originally applied and reflected in the financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003, and in our Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 were not correctly applied and that, therefore, a restatement of our financial statements for the periods referenced above was required. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the October 2003 Debenture and the August 2004 Private Placement, it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures. The total impact of this restatement on our statement of operations was to decrease the net loss applicable to common stockholders for the three months ended September 30, 2004 and 2005 by approximately $2,903,000 and $611,000, or $0.06 and $0.01 per share, respectively and decrease the net loss applicable to common stockholders for the nine months ended September 30, 2004 and 2005 by approximately $7,237,000 and $1,402,000, or $0.17 and
      $0.03 per share, respectively.

(b) The estimation of fair value ascribed to and the accounting treatment of the investment banking fees paid to Cardinal Capital, LLC ("Cardinal") in connection with the Debenture issuances, at inception, was inaccurately reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003, and our Quarterly reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 and as a result a restatement of our financial statements for the periods referenced above was required. In connection with the initial recording of the Debentures mentioned above, it was determined that the fair value of the warrants issued as investment banking fees paid to Cardinal, be accounted for as a discount to the Debentures. These investment banking fees should have been capitalized as deferred financing costs and amortized over the life of the Debentures or charged to earnings on the earlier conversion thereof. In addition, the initial calculation of the fair value of the warrants issued to Cardinal as part of the Debenture issuances was determined to be computed incorrectly at the time of issuance. The total impact of this restatement on our statement of operations was to increase the net loss applicable to common stockholders for the three months ended September 30, 2004 and 2005, by approximately $48,000 and $48,000 or $0.00 and $0.00 per share respectively, and increase in the net loss applicable to common stockholders for the nine months ended September 30, 2004 and 2005 by approximately $233,000 and $135,000 or $0.00 and $0.00 per share, respectively.

(c) The accounting treatment for certain warrants and options issued to non-employees and our interpretationand application of FASB No. 123 was not correct in 2005. The total impact of this restatement on our settlement of operations was to increase the net loss for the three months ended September 30, 2005, by approximately $78,000 or $0.00 per share and an increase in the net loss applicable to common stockholders for the nine months ended September 30, 2005 by approximately $236,000 or $0.00 per share.

(d) The accounting treatment set forth in FASB Statement No. 123, "Accounting for Stock-Based Compensation", for the issuance of the May 2009 Warrants that was originally interpreted and reflected in the financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2003 and 2004, and in our Quarterly Reports on Form 10-Q during the quarterly periods in fiscal 2003, 2004 and 2005 was not correctly applied and as a result a restatement of our financial statements for the periods referenced above was required. The Warrants issued as incentive to exercise prior warrant issuances should be reflected as a deemed dividend at the date of issuance where previously these warrants were either recorded as additional debt discount or as a financing charge at date of issuance. The total impact of this restatement on our statement of operations was to decrease the net loss applicable to common stockholders for the three and nine months ended September 30, 2004 by $1,676,000 and $4,031,000, or $0.04 and $0.09 per share, respectively.

(e) The Company incorrectly recorded $241,000 in other income in the third quarter 2005 related to the termination of the Memorandum of Understanding ("MOU") notice received by Astellas. This amount was subsequently adjusted back to an accrued liability as of September 30, 2005, as the agreement has not yet been formally terminated. The total impact of the restatement on our statement of operations was to increase the net loss for the three and nine months ended September 30, 2005, by approximately $241,000 or $0.00 and $0.00 per share, respectively.

As a result of the corrections of the errors described above, we, have restated our financial statements within this Quarterly Report on Form 10-Q/A as follows:

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations (in thousands, except share and per share data)
                      Three Months Ended September 30, 2005

                                       September 30,                                           September 30,
                                           2005                    Adjustments                    2005
                                         --------                  -----------                  --------
                                        As previously                                           Restated
                                         Reported
Revenues:
Sales of product net                       $  216                                                 $  216
Clinical treatment programs                    55                                                     55
                                         --------                                                -------

Total Revenues:                               271                                                    271

Costs and expenses:
Production/cost of goods sold                  93                                                     93
Research and development                      913                    $ (74) (c)                      987
General and administrative                  1,380                       (4) (c)                    1,384
                                         --------                  -------                       -------

Total costs and expenses                    2,386                      (78)                        2,464

Interest and other income                     491                     (241) (e)                      250
Interest expense                              (84)                                                   (84)
Financing costs                            (1,179)                     563  (a)(b)                  (616)
                                         --------                  -------                       -------

Net loss                               $   (2,887)                 $   244                    $   (2,643)
                                       ==========                  =======                    ==========

Basic and diluted loss per share
                                       $     (.06)                 $  0.01                    $     (.05)
                                       ==========                  =======                    ==========
Weighted average shares outstanding
                                       51,301,946                                             51,301,946
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

(e) Include restatement adjustment for termination of the MOU notice received by Astellas, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations (in thousands, except share and per share data)
                      Three Months Ended September 30, 2004


                                       September 30,                                           September 30,
                                           2004                    Adjustments                    2004
                                         --------                  -----------                  --------
                                        As previously                                           Restated
                                         Reported
Revenues:
Sales of product net                       $  222                                               $    222
Clinical treatment programs                    36                                                     36
                                         --------                                               --------

Total Revenues:                               258                                                    258

Costs and expenses:
Production/cost of goods sold                 699                                                    699
Research and development                      974                                                    974
General and administrative                  1,299                                                  1,299
                                         --------                                               --------

Total costs and expenses                    2,972                                                  2,972

Impairment loss                              (373)                                                  (373)
Interest and other income                      32                                                     32
Interest expense                              (66)                                                   (66)
Financing costs                            (3,886)                 $ 2,855 (a)(b)                 (1,031)
                                         --------                  -------                      --------

Net loss                                 $ (7,007)                   2,855 (a)(b)               $ (4,152)

Deemed Dividend                                --                   (1,676)(d)                    (1,676)
                                         --------                  -------                      --------

Net loss applicable to common
stockholders                             $ (7,007)                 $ 1,179                      $ (5,828)
                                       ==========                  =======                    ==========

Basic and diluted loss per share          $  (.15)                  $ 0.03                        $ (.12)
                                       ==========                  =======                    ==========

Weighted average shares outstanding    47,062,018                                             47,062,018
                                       ==========                                             ==========

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustment for investment banking fees related to Cardinal, as described above.

(d) Includes restatement adjustment for the issuance of the June 2009 warrants as incentive to exercise prior warrant issuances, as described above.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations (in thousands, except share and per share data)
                      Nine Months Ended Septmeber 30, 2005


                                       September 30,                                           September 30,
                                           2005                    Adjustments                    2005
                                         --------                  -----------                  --------
                                        As previously                                           Restated
                                         Reported
Revenues:
Sales of product net                       $  685                                                 $  685
Clinical treatment programs                   144                                                    144
                                         --------                                                -------

Total Revenues:                               829                                                    829

Costs and expenses:
Production/cost of goods sold                 294                                                    294
Research and development                    3,339                   $  (74)(c)                     3,413
General and administrative                  3,771                     (162)(c)                     3,933
                                         --------                  -------                       -------

Total costs and expenses                    7,404                     (236)                        7,640

Interest and other income                     784                     (241)(e)                       543
Interest expense                             (297)                                                  (297)
Financing costs                            (3,670)                   1,267 (a)(b)                 (2,403)
                                         --------                  -------                       -------

Net loss                                 $ (9,758)                  $  790                      $ (8,968)
                                       ==========                  =======                    ==========

Basic and diluted loss per share           $ (.19)                  $ 0.01                        $ (.18)
                                       ==========                  =======                    ==========

Weighted average shares outstanding    50,461,043                                             50,461,043
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

(e) Includes restatement adjustment for termination of the MOU notice received by Astellas, as described avove.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations (in thousands, except share and per share data)
                      Nine Months Ended September 30, 2004

                                       September 30,                                           September 30,
                                           2004                    Adjustments                    2004
                                         --------                  -----------                  --------
                                        As previously                                           Restated
                                         Reported
Revenues:
Sales of product net                       $  779                                                 $  779
Clinical treatment programs                   128                                                    128
                                         --------                                                -------

Total Revenues:                               907                                                    907

Costs and expenses:
Production/cost of goods sold               1,991                                                  1,991
Research and development                    2,696                                                  2,696
General and administrative                  5,229                                                  5,229
                                         --------                                                -------

Total costs and expenses                    9,916                                                  9,916

Impairment loss                              (373)                                                  (373)
Interest and other income                      56                                                     56
Interest expense                             (272)                                                  (272)
Financing costs                           (11,406)                 $ 7,004  (a)(b)                (4,402)
                                         --------                  -------                       -------

Net loss                                $ (21,004)                   7,004  (a)(b)             $ (14,000)

Deemed Dividend                                --                   (4,031) (d)                   (4,031)
                                        ---------                  -------                     ---------

Net loss applicable to common
stockholders                            $ (21,004)                 $ 2,973                     $ (18,031)
                                        =========                  =======                     =========

Basic and diluted loss per
share                                   $    (.48)                 $  0.07                     $    (.41)
                                       ==========                  =======                     =========

Weighted average shares
outstanding                            43,725,586                                             43,725,586
                                       ==========                                             ==========

(a) Includes restatement adjustments for the Debentures relating to the initial recording of and the effect of certain Conversion Price Resets on the Debentures, as described above.

(b) Includes restatement adjustments for investment banking fees related to Cardinal, as described above.

(d) Includes restatement adjustment for the issuance of the May and June 2009 warrants as incentive to exercise prior warrant issuances, as described above.

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

            We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of September 30, 2005 our accumulated deficit, as restated, was approximately $144,174,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (COSO). Based on this assessment, management has identified the following material weaknesses as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The restatements made to the financial statements for the three and nine months ended September 30, 2004 and 2005 reflect weaknesses in disclosure controls and internal control over financial reporting that existed as of the date of this report. Specifically,

      1. Financial Statement Close and Reporting Process - We did not maintain effective controls over the financial statement close and reporting process because we lacked a complement of personnel able to devote sufficient time and adequate financial reporting expertise commensurate with quarterly and year-end financial statement close requirements, which include the financial statement preparation and disclosures. Additionally, we had inadequate policies and procedures providing for a detailed comprehensive review of the underlying information supporting the amounts including in our annual and interim consolidation financial statements and disclosures.

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

            The result of applying the proper accounting treatment increased our net loss applicable to common stockholders by $0.01, from $0.42 per share to $0.43 per share, for the year ended December 31, 2003, decreased our net loss applicable to common stockholders by $0.07, from $0.53 per share to $0.46 per share, for the year ended December 31, 2004, and decreased our net loss per share applicable to common stockholders by $.00, $.01 and $.01 from $.07 per share to $.07 per share, $.08 per share to $.07 per share and $.06 per share to $.05 per share for the first, second and third quarters of 2005, respectively.

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

Convertible Debentures

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

RESULTS OF OPERATIONS

Three months ended September 30, 2004 versus Three months ended September 30,
2005

Net Loss Applicable to Common Stockholders

            Our net loss applicable to common stockholders of $2,643,000 for the three months ended September 30, 2005 was down $3,185,000 or 55% compared to the same period in 2004. The reduction was primarily due to $415,000 in lower costs associated with non-cash financing charges related to our convertible debentures and related warrants as well as a deemed dividend of $1,676,000 recorded upon the issuance of warrants to our debenture holders as incentive to exercise prior warrant issuance. In addition, expenditures for manufacturing/production were down $606,000 in 2005 reflecting the decrease in non-recurring expenses associated with the ramping up of the New Brunswick facility for further production of Alferon N Injection(R) in the third quarter of 2004.

            Net losses applicable to common stockholders were $(.05) per share for current period versus $(.12) per share in the same period 2004.

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

            Cost of goods sold for the three months ended September 30, 2004 and 2005 were $109,000 and $93,000, respectively. Since acquiring the right to manufacture and market Alferon N Injection(R) in March 2003, we have focused on converting the work-in-progress inventory into finished goods. This work-in-progress inventory included three production lots totaling the equivalent of approximately 55,000 vials (doses) at various stages of the manufacturing process. Approximately 34,000 vials have been produced. In August 2004, we released most of the second lot of product to Hospira (formerly Abbott Laboratories) for bottling and realized approximately 12,000 vials of Alferon N Injection(R). Some 3,000 of the remaining vials within this lot were held back to be utilized in the development of a more compatible vial size for manufacturing of Alferon N Injection(R). Hospira is in the process of completing the labeling and packaging of these approximately 12,000 vials of Alferon N Injection(R) work-in-progress inventory and we anticipate that these vials will be released into finished goods inventory by mid-November 2005. Hospira is ceasing the labeling and packaging of Alferon N Injection(R) as they are seeking larger production runs for cost efficiency purposes. We have identified five new potential contract manufacturers to replace Hospira, obtained proposals from all five, and have audited two concerning the future formulation and packaging of Alferon N Injection(R). We are in the process of reviewing these proposals. If we are unable to secure a new facility within a reasonable period of time to formulate and package Alferon N Injection(R) at an acceptable cost, our ability to sell Alferon N Injection(R) and to generate profits therefrom will be adversely affected.

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

Research and Development costs

            Overall research and development direct costs for the three months ended September 30, 2004 and 2005 were $974,000 and $987,000, respectively. These costs in 2005 reflect the direct costs associated with our effort to develop our lead product, Ampligen(R), as a therapy in treating chronic diseases and cancers as well as on-going clinical trials involving patients with HIV. In addition, these costs reflect direct costs incurred relating to the development of Alferon LDO (low dose oral interferon alfa-N3, human leukocyte derived). We have over approximately 150,000 doses on hand of Alferon LDO which have been prepared for use in clinical trials treating patients affected with the SARS, Avian Flu or other potentially emerging infectious diseases.

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

General and Administrative Expenses

            General and Administrative ("G&A") expenses for the three months ended September 30, 2004 and 2005 were approximately $1,299,000 and $1,384,000, respectively. The increase in G&A expenses of $85,000 during this period is primarily due to stock compensation of $53,000 and higher public accounting and other professional fees.

Interest and Other Income

            Interest and other income for the three months ended September 30, 2004 and 2005 totaled $32,000 and $250,000, respectively. The increase in interest and other income during the current quarter can primarily be attributed to the maturing of marketable securities during the 2005 period. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

            Interest and Expense non-cash financing costs were approximately $700,000 for the three months ended September 30, 2005 versus $1,097,000 in charges for the same three months a year ago. Non-cash financing costs consist of the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the relative fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." The main reason for the decrease in financing costs of $397,000 can be attributed to the aggregate total of these charges being reduced since 2004 due to decreased amortization charges as well as charges related to the conversion of debentures. Please see Note 8 in the consolidated financial statements contained herein for more details on these transactions.

Deemed Dividend

            Deemed dividend for the three months ended Septemeber 30, 2004 and 2005, was $1,676,000 and $0, respectively. This represents the fair value of the warrants issued to our debenture holders as incentive to exercise prior warrant issuances.

            Nine months ended September 30, 2004 versus Nine months ended September 30, 2005

Net Loss Applicable to Common Stockholders

            Our net loss applicable to common stockholders of $8,968,000 for the nine months ended September 30, 2005 was down $9,063,000 or 50% compared to the same period in 2004. This reduction was primarily due to: 1) lower costs associated with non-cash financing charges related to convertible debentures. These lower non-cash financing costs of $1,999,000 represented 22% of the change in net loss from period to period, 2) production/costs of good sold expenditures were down $1,697,000 due to expenditures during the first three quarters of 2004 associated with ramping up of the New Brunswick facility for further production of Alferon N Injection(R), 3) lower non-cash stock compensation expenses of approximately $2,000,000 and 4) deemed dividend of $4,031,000 recorded upon the issuance of warrants to our debenture holders as incentive to exercise prior warrant issuances during the second and third quarters 2004. Net loss applicable to common stockholders was $(.18) per share for the current period versus $(.41) per share for the same period 2004.

Revenues

            Revenues for the nine months ended September 30, 2005 were $829,000 as compared to revenues of $907,000 for the same period in 2004. Ampligen(R) sold under the cost recovery clinical program was up $16,000 (13%) and Alferon N Injection sales were down $94,000 (12%). For more information concerning revenue, see the revenue section contained in the results of operations for the three months ended September 30, 2004 versus three months ended September 30, 2005 discussed above.

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

            Cost of goods sold for the nine months ended September 30, 2004 and 2005 were $350,000 and $294,000, respectively. For more information concerning production/cost of goods sold, see the production/costs of goods sold section contained in the results of operations for the three months ended September 30, 2004 versus three months ended September 30, 2005 discussed above.

Research and Development costs

            Overall research and development direct costs for the nine months ended September 30, 2004 and 2005 were $2,696,000 and $3,413,000, respectively. For more information on research and development activities, see the research and development section contained within the results of operations for the three months ended September 30, 2004 versus three months ended September 30, 2005 discussed above.

General and Administrative Expenses

            General and Administrative ("G&A") expenses for the nine months ended September 30, 2004 and 2005 were approximately $5,229,000 and $3,933,000, respectively. The decrease in G&A expenses of $1,296,000 during this period is primarily due to a non-cash stock compensation charge of $1,769,000 resulting from the issuance of 1,450,000 warrants to purchase common stock at $2.20 per share to Dr. Carter in 2003 that vested in the first quarter 2004. The warrants vested upon the second ISI asset closing which occurred on March 17, 2004. Higher professional fees, specifically legal costs, during the first nine months of 2005, slightly offset this decrease in G & A expenses, from period to period. The costs were associated with lawsuits we initiated seeking injunctive relief and damages against conspiratorial groups alleging that the conspiratorial group engaged in illegal activities to take over Hemispherx and enrich themselves at the expense of our shareholders. Please see Item 1. "Legal Proceedings" in Part II - Other Information, below for more information.

Interest and Other Income

            Interest and other income for the nine months ended September 30, 2004 and 2005 totaled $56,000 and $543,000, respectively. The increase in interest and other income during the current quarter can primarily be attributed to the maturing of marketable securities during the 2005 period.

Interest Expense and Financing Costs

            Interest expense and non-cash financing costs were approximately $2,700,000 for the nine months ended September 30, 2005 versus $4,674,000 for the same nine months a year ago. Non-cash financing costs consist of the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the relavtive fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." The main reason for the decrease in financing costs of $1,974,000 can be attributed to the aggregate total of these charges being reduced since 2004 due to a decrease in amortization charges and additional financing costs during the first half of 2004 with regard to our January 2004 debenture and the impact of Section 713 of the American Stock Exchange Company Guide. Please see Note 8 "Section 713 of The American Stock Exchange Company Guide" in the consolidated financial statements contained herein for more details on these transactions and for details on our debenture and stock financings.

Deemed Dividend

            Deemed dividend for the nine months ended September 30, 2004 and 2005 was $4,031,000 and $0, respectively. This represents the fair value of the warrants issued to our debenture holders as incentive to exercise prior warrant issuances.

Liquidity and Capital Resources

            Cash used in operating activities for the nine months ended September 30, 2005 was $5,283,000. As of September 30, 2005, we had approximately $11,632,000 million in cash and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. For detailed information on our debenture and equity financings during this period, please see Note 8 and 9 in the consolidated financial statements contained herein.

            In May 2005, we committed to purchase lab equipment related to the manufacture of Ampligen(R) raw material ("polymers") in the amount of approximately $628,000. The overall cost of establishing the polymer production line at the New Brunswick facility is estimated at $1,800,000.

            As of November 1, 2005, we have made aggregate installment payments of $2,389,000 and the investors have converted an aggregate $2,762,000 principal amount of debt from the Debentures noted below (in thousands):

                      Original          Debt          Installment       Remaining      Common Shares      Common Shares
                      Principal     Conversion to     payments in       Principal        issued for        issued in
  Debenture            Amount       Common Shares    Common Shares        Amount         Conversion       installments
  ---------            ------       -------------    -------------        ------         ----------       ------------
October 2003          $ 4,142          $ 2,071          $    --          $ 2,071            1,025               --
January 2004            4,000              690            1,889            1,421              320            1,094
July 2004               2,000               --              500            1,500               --              332
                      -------          -------          -------          -------            -----            -----
Totals                $10,142          $ 2,762          $ 2,389          $ 4,992            1,345            1,426
                      =======          =======          =======          =======            =====            =====

            On July 8, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at our discretion. For detailed information on our equity financing, please see Note 9 in the consolidated financial statements contained here in.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-QA was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Fincancial Officer. In connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K/A for the period ended December 31, 2005.

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