Form 10-K/A
period 2005-12-31
HEMISPHERX BIOPHARMA INC
filed 2006-07-31
CIK 946644

FORM 10-K/A-2
                       SECURITIES AND EXCHANGE COMMISSION
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                           Commission File No. 1-13441

                           HEMISPHERX BIOPHARMA, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        52-0845822
(State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                             Number)

 1617 JFK Boulevard Philadelphia, Pennsylvania                  19103
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer|_| Accelerated filer|X| Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). es |_| No |X|

The aggregate market value of Common Stock held by non-affiliates at June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $91,919,360.

The number of shares of the registrant's Common Stock outstanding as of July 12, 2006 was 62,299,252.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                Explanatory Note

This second amendment on Form 10-K/A amends our amended annual report for the fiscal year ended December 31, 2005 originally filed with the Securities and Exchange Commission ("SEC")on June 5, 2006 (the "Form 10-K/A"). Primarily, we are filing this second amendment to correct disclosure in Note 19 - Quarterly Results of Operations (unaudited), to the financial statements with regard to deemed dividends recorded in the quarterly periods ended in June and September 2004.

No attempt has been made in this Form 10-K/A-2 to modify or update disclosures in the Form 10-K/A except as required to address the above issue and certain other issues noted below. This Form 10-K/A-2 does not reflect events occurring after the filing of the Form 10-K/A or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K/A with the SEC. Accordingly, this Form 10-K/A-2 should be read in conjunction with the Form 10-K/A and our filings made with the SEC subsequent to the filing of the Form 10-K/A, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete texts of Part II, Item 8; Part III, Items 10 -15; and Part IV, Item 15 are set forth herein, including those portions of the text that have not been amended from that set forth in the Form 10-K/A. The only changes to the text from the Form 10-K/A are as follows:

Part II

      Item 8. Financial Statements and Supplementary Data.

            o Note 19 to the financial statements (located at the end of this 10-K/A-2) has been revised.

Part III

      Item 10. Directors and Executive Officers of the Registrant.

            o The subsection "Audit Committee and Audit Committee Expert" has been revised.

      Item 11. Executive Compensation.

            o The table that sets forth certain information regarding stock options and warrants granted during 2005 to the executive officers named in the Summary Compensation Table (page zz hereof) has been revised.

            o Footnote 6 to the "Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option/Warrant Value" table has been revised.

      Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            o Footnote 3 to the Principal Stockholders table has been revised.

      Item 13. Certain Relationships and Related Transactions.

            o Disclosure concerning Antoni Esteve, one of our former directors, was corrected to reflect that he no longer is a Member of the Executive Committee.

      ITEM 14. Principal Accounting Fees and Services.

            o The disclosure has been revised to correct audit fees paid to BDO Seidman, LLP.

Part IV

      Item 15. Exhibits and Financial Statement Schedules.

            o Updated certifications from our Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31.1, 31.2, 32.1, and 32.2.

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

Audit Committee and Audit Committee Expert

      Hemispherx's Audit Committee of the Board of Directors consists of Steven Spence, Committee Chairman, William Mitchell, M.D. and Richard Piani. Mr. Spence, Dr. Mitchell, and Mr. Piani are all determined by the Board of Directors to be independent directors as required under Section 121B(2)(a) of the AMEX Company Guide. Mr. Spence serves as the financial expert as defined in Securities and Exchange Commission rules on the committee. Hemispherx believes Mr. Spence, Dr. Mitchell, and Mr. Piani to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of Hemispherx's consolidated financial statements and internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm's qualifications, independence and performance (ii) prepare the reports or statements as may be required by AMEX or the securities laws, (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of Hemispherx's financial statements and financial reporting process and Hemispherx's system of internal accounting and financial controls, (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management, and (vi) review disclosures by Hemispherx's independent registered public accounting firm concerning relationships with Hemispherx and the performance of Hemispherx's independent registered public accounting firm.

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

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                Restricted    Warrants & Options      All Other
      Name and Principal Position        Year     Salary ($)   Stock Awards         Awards         Compensation (1)
-------------------------------------   -------   ----------   ------------   ------------------   ----------------
William A. Carter                       2005 (2)    623,330        -- (3)           645,000          $44,443
  Chairman of the Board and             2004 (2)    605,175        -- (4)           320,000           32,003
  CEO                                   2003 (2)    582,461        -- (5)         1,450,000           28,375

R. Douglas Hulse                        2005 (6)   $110,000        -- (6)           250,000               --
President and COO                       2004             --        --                    --               --
                                        2003             --        --                    --               --

Robert E. Peterson                      2005 (7)    253,350        -- (8)           110,000               --
  Chief                                 2004 (7)    221,242        -- (9)            63,824               --
Financial                               2003 (7)    193,816        --                    --               --
Officer
David R. Strayer, M.D.                  2005(10)    207,304        --(11)            10,000               --
  Medical Director                      2004        180,394        --(12)            10,000               --
                                        2003        190,096        --                    --               --

Carol A. Smith, Ph.D.                   2005        138,697        --(11)            10,000               --
  Director of                           2004        134,658        --(12)            10,000               --
Process Development                     2003        140,576        --                    --               --

Mei-June Liao, Ph.D., V.P. of Quality   2005        153,470        --(11)            10,000               --
Control                                 2004        149,000        --(12)            10,000               --
                                        2003(13)    100,575        --                    --               --

Robert Hansen                           2005        135,968        --(11)            10,000               --
V.P. of Manufacturing                   2004        132,000        --(12)            10,000               --
                                        2003(13)    104,500        --                    --               --

----------
(1) Consists of insurance premiums paid by us with respect to term life and disability insurance for the benefit of the named executive officer.

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

                               Individual Grants
                       -----------------------------
                       Number Of     Percentage Of                                     Potential Realizable Value At
                       Securities    Total Options/                                   Assumed Rates Of Stock Price
                       Underlying   Warrants Granted                                 Appreciation For Options/Warrant
                        Options/    To Employees In     Exercise                                   Term
                        Warrants      Fiscal Year      Price Per                     -------------------------------
       Name             Granted         2005(1)        Share (2)   Expiration Date           5% (3)     10%(3)
--------------------   ------------ ----------------   ---------   ---------------          -------   --------
Carter, W.A.             100,000          47.6           $1.75         4/26/15              $63,345   $126,690
                          70,000                          2.87         12/9/15
                          10,000                          2.61         12/8/15
                         465,000                          1.86         7/1/11

Hulse, R.D.(4)           250,000          18.5           $1.55         2/14/15               20,000     40,000

Peterson, R.             100,000           8.1           $1.75         4/26/15               10,055     20,110
                          10,000                         $2.61         12/8/15

Strayer, D.               10,000             *           $2.61         12/8/15                1,300      2,600

Smith, C.                 10,000             *           $2.61         12/8/15                1,300      2,600

Liao, M.                  10,000             *           $2.61         12/8/15                1,300      2,600

Hansen, R.                10,000             *           $2.61         12/8/15                1,300      2,600

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                    AND FISCAL YEAR-END OPTION/WARRANT VALUE

                                                  Securities Underlying Unexercised         Value of Unexercised
                                                          Warrants/Options at         In-the-Money-Option/Warrant At
                          Shares         Value           Fiscal Year End Numbers        Fiscal Year End (1) Dollars
                        Acquired on    Realized   ---------------------------------   ------------------------------
Name                    Exercise (#)      ($)        Exercisable    Unexercisable        Exercisable  Unexercisable
----                    ------------   --------      ------------   -------------        -----------  -------------
William Carter               --           --         5,515,378(2)    257,500 (3)           $313,650      $42,500

Robert Peterson              --           --          567,574 (4)     10,000 (5)             76,000           --

David Strayer                --           --          137,500 (6)     12,500 (7)              9,850        1,350

Carol Smith                  --           --           49,291 (8)     12,500 (7)              4,750        1,350

Mei-June Liao                --           --            7,500 (9)     12,500 (7)              1,350        1,350

Robert Hansen                --           --            7,500 (9)     12,500 (7)              1,350        1,350

---------
(1) Computation based on $2.17, the December 31, 2005 closing bid price for the common stock on the American Stock Exchange.

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

(4) Includes shares issuable upon exercise of (i) options issued in 1997 to purchase 13,750 shares of common stock at $3.50 per share and expiring on January 22, 2007, (ii) options issued in 2001 to purchase 10,000 shares of common stock at $4.03 per share and expiring on January 3, 2011, (iii) warrants issued in 2002 to purchase 200,000 shares of common stock at $2.00 per share expiring on August 13, 2007; and (iv) options issued in 2005 to purchase 100,000 shares of common stock at $1.75 per share expiring April 26, 2015. Also includes 243,824 warrants/options originally issued to Robert E. Peterson and subsequently transferred to the Robert E. Peterson Trust of which Robert E. Peterson is owner and Trustee. These securities include options issued in 1996 to purchase 50,000 shares of common stock exercisable at $3.50 per share and expired on February 28, 2006; warrants issued in 1998 to purchase 100,000 shares of common stock at $5.00 per share expiring on April 14, 2006; warrants issued in 2002 to purchase 30,000 shares of common stock exercisable at $5.00 per share expiring on April 30, 2006 and 63,824 stock options issued in 2004 consisting of 50,000 options to acquire common stock at $3.44 per share expiring on June 22, 2014 and 13,824 options to acquire common stock at $2.60 per share expiring on September 7, 2014. The 50,000 options that expired on February 28, 2006 were replaced by the Board of Directors (refer to Item 12. Security Ownership of Certain Beneficial Owners and Management).

(5)   Consists of 10,000 options issued in 2005 exercisable at $2.61 per share.

(6) Consists of (i) 50,000 warrants exercisable at $2.00 per share expiring on August 13, 2007, (ii) 50,000 warrants exercisable at $4.00 per share expiring on February 28, 2008, (iii) 10,000 stock options exercisable at $4.03 expiring on January 3, 2011; (iv) 20,000 stock options exercisable at $3.50 per share expiring on January 22, 2007; and (v) 10,000 stock options exercisable at $1.90 per share expiring on December 7, 2014 and 10,000 stock options exercisable at $2.61 per share expiring on December 8, 2015.

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

Performance Graph

                          Total Return to Shareholders
                      (Includes reinvestment of dividends)

                                  ANNUAL RETURN PERCENTAGE
                                         Years Ending
                           ------------------------------------------
Company Name / Index       Dec 01   Dec 02   Dec 03   Dec 04   Dec 05
------------------------   ------   ------   ------   ------   ------
HEMISPHERX BIOPHARMA INC   -5.26    -52.67     6.10   -15.93    14.21
S&P 600 INDEX               6.54    -14.63    38.79    22.65     7.68
PEER GROUP                 48.39    -45.76     5.33   -52.63   -41.59

                                              INDEXED RETURNS
                            Base               Years Ending
                           Period   ------------------------------------------
Company Name / Index       Dec 00   Dec 01   Dec 02   Dec 03   Dec 04   Dec 05
------------------------   ------   ------   ------   ------   ------   ------
HEMISPHERX BIOPHARMA INC     100     94.74    44.84    47.58    40.00    45.68
S&P 600 INDEX                100    106.54    90.95   126.23   154.82   166.71
PEER GROUP                   100    148.39    80.49    84.78    40.16    23.46

Peer Group Companies

AVI BIOPHARMA INC
IMMUNE RESPONSE CORP/DE
LA JOLLA PHARMACEUTICAL CO
MAXIM PHARMACEUTICALS INC

                                    [GRAPHIC]

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

                                                                      % Of
                                                                      Shares
                                                                   Beneficially
Name and Address of Beneficial Owner   Shares Beneficially Owned      Owned
------------------------------------   -------------------------   ------------
William A. Carter, M.D.                      6,272,868 (1)             9.3

Robert E. Peterson                             585,574 (2)              *

Ransom W. Etheridge                            642,560 (3)             1.0
2610 Potters Rd.
Virginia Beach, VA 23452

Richard C. Piani                               450,602 (4)              *
97 Rue Jeans-Jaures
Levaillois-Perret
France 92300

Doug Hulse                                     131,067 (5)              *
Sage Group, Inc.
3322 Route 22 West
Building 2, Suite 201
Branchburg, NJ 08876

William M. Mitchell, M.D.                      397,884 (6)              *
Vanderbilt University
Department of Pathology
Medical Center North
21st and Garland
Nashville, TN 37232

David R. Strayer, M.D.                         160,746 (7)              *

Carol A. Smith, Ph.D.                           61,791 (8)              *

Iraj-Eqhbal Kiani, Ph.D.                        97,797 (9)              *
Orange County Immune Institute
18800 Delaware Street
Huntingdon Beach, CA 92648

Steven Spence                                  197,883(10)              *

Mei-June Liao, Ph.D.                            20,000(11)              *

Robert Hansen                                   20,000(11)              *

All directors and executive
officers as a group (11 persons)             9,038,772                12.9%

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

      Includes shares issuable upon exercise of (i) 20,000 warrants issued in 1998 to purchase common stock at $4.00 per share, originally expiring on January 1, 2003 and extended to January 1, 2008; (ii) 100,000 warrants issued in 2002 exercisable $2.00 per share expiring on August 13, 2007;
      (iii) stock options issued in 2005 to purchase 100,000 shares of common stock exercisable at $1.75 per share expiring on April 26, 2015; and(iv) stock options issued in 2004 to purchase 50,000 shares of common stock exercisable at $2.60 per share expiring on September 7, 2014; (v) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006 and (vi) 122,560 shares of common stock. Also includes 200,000 stock options originally granted to Ransom Etheridge in 2003 and subsequently transferred to relatives and family trusts. These stock options are exercisable at $2.75 per share and expires on December 4, 2013. The transfers consist of 37,500 options to Julianne Inglima; 37,500 options to Thomas Inglima; 37,500 options to R. Etheridge-BMI Trust; and 37,500 options to R. Etheridge-TCI Trust and 50,000 options to the Family Trust. Julianne and Thomas are Mr. Etheridge's daughter and son-in-law.

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

(4) Consists of 41,667 options exercisable at $1.55 per share expiring February 14, 2015. Shares owned includes 89,400 shares of common stock in which Mr. Hulse has an undivided interest. These shares are held by Sage Healthcare Advisors, LLC of which Mr. Hulse is a principal.

(5) Includes shares issuable upon exercise of (i) warrants issued in 1998 to purchase 12,000 shares of common stock at $6.00 per share, expiring on August 25, 2008; (ii) 100,000 warrants issued in 2002 exercisable at $2.00 per share expiring on August 13, 2007; (iii) 50,000 stock options issued in 2004 exercisable at $2.60 per share expiring on September 7, 2014; (iv) 100,000 stock options issued in 2005 exercisable at $1.75 per share expiring on April 26, 2015; (v) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006; and (vi) 85,884 shares of common stock.

(6) (i) stock options issued in 1997 to purchase 20,000 shares of common stock at $3.50 per share expiring on February 22, 2007; (ii) warrants issued in 1998 to purchase 50,000 shares of common stock exercisable at $4.00 per share expiring on February 28, 2008; (iii) stock options granted in 2001 to purchase 10,000 shares of common stock exercisable at $4.03 per share expiring on January 3, 2011; (iv) warrants issued in 2002 to purchase 50,000 shares of common stock exercisable at $2.00 per share expiring on August 13, 2007; (v) stock options issued in 2004 to purchase 10,000 shares of common stock exercisable at $1.90 per share expiring on December 7, 2014; (vi) stock options issued in 2005 to purchase 10,000 shares of Common Stock at $2.61 per share expiring December 8, 2015 and (vii) 10,746 shares of common stock.

(7) Consists of shares issuable upon exercise of(i) 5,000 warrants issued in 1998 to purchase common stock at $4.00 per share expiring June 7, 2008;
      (ii) 20,000 warrants issued in 2002 exercisable at $2.00 per share expiring in August 13, 2007; (iii) 6,791 stock options issued in 1997 exercisable at $3.50 expiring January 22, 2007; (iv) 10,000 stock options issued in 2001 exercisable at $4.03 per share expiring January 3, 2011;
      (v) 10,000 stock options issued in 2004 exercisable at $1.90 expiring on December 7, 2014; and 10,000 stock options issued in 2005 to purchase Common Stock at $2.61 per share expiring December 8, 2015.

(8) Consists of shares issuable upon exercise of (i) 12,000 options issued in 2005 exercisable at $1.63 per share expiring on June 2, 2015; (ii) 15,000 options issued in 2005 exercisable at $1.75 per share expiring on April 26, 2015; (iii) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006; and (iv) 20,797 shares of common stock.

(9) Consists of 15,000 stock options granted in 2005 exercisable at $1.75 per share expiring on April 26, 2015; stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2006; and 132,883 shares of common stock.

(10) Consists of 10,000 stock options granted in 2004 exercisable at $1.90 per share of common stock expiring on December 7, 2014; and 10,000 stock options issued in 2005 to purchase Common Stock at $2.61 per share expiring December 8, 2015.

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

      Antoni Esteve, one of our former directors, was a Member of the Executive Committee and Director of Scientific and Commercial Operations of Laboratorios Del Dr. Esteve S.A. In March 2002, our European subsidiary Hemispherx S.A. entered into a Sales and Distribution Agreement with Laboratorios Del Dr. Esteve S.A. In addition, in March 2003, we issued 347,445 shares of our common stock to Provesan SA, an affiliate of Laboratorios Del Dr. Esteve S.A., in exchange for 1,000,000 Euros of convertible preferred equity certificates of Hemispherx S.A., owned by Laboratorios Del Dr. Esteve S.A.

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

ITEM 14. Principal Accounting Fees and Services.

      All audit and professional services provided by BDO Seidman, LLP are approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total fees billed by BDO Seidman, LLP were $226,484 in 2004 and $591,000 in 2005. The following table shows the aggregate fees billed to us by BDO Seidman, LLP for professional services rendered during the year ended December 31, 2005.

                            Amount ($)
                      --------------------
Description of Fees     2004        2005*
-------------------   --------   ---------
Audit Fees            $189,475    $591,000
Audit-Related Fees      37,009          --
Tax Fees                    --          --
All Other Fees              --          --
                      --------    --------
Total                 $226,484    $591,000
                      ========    ========

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

Exhibit
No.      Description
-------  -----------
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

4.4      Form of Warrant for Common Stock of the Company issued in March
         2003.(1)

4.5      Form of Warrant for Common Stock of the Company issued in June
         2003.(3)

4.6      Form of 6% Convertible Debenture of the Company issued in July
         2003.(4)

4.7      Form of Warrant for Common Stock of the Company issued in July
         2003.(4)

4.8      Form of 6% Convertible Debenture of the Company issued in October 2003.
         (5)

4.9      Form of Warrant for Common Stock of the Company issued in October 2003.
         (5)

4.10     Form of 6% Convertible Debenture of the Company issued in January 2004.
         (6)

4.11     Form of Warrant for Common Stock of the Company issued in January 2004.
         (6)

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

10.6     Form of Collaboration Agreement.

10.7 Amended and Restated Employment Agreement by and between the Company and Dr. William A. Carter, dated as of July 1, 1993. (7)

10.8 Employment Agreement by and between the Registrant and Robert E. Peterson, dated April 1, 2001.

10.9 License Agreement by and between the Company and The Johns Hopkins University, dated December 31, 1980.

10.10 Technology Transfer, Patent License and Supply Agreement by and between the Company, Pharmacia LKB Biotechnology Inc., Pharmacia
         P-LBiochemicals Inc. and E.I. du Pont de Nemours and Company, dated November 24, 1987.

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

10.39    Amended and restated engagement agreement with Dr. William A.
         Carter(12)

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

July 31, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this amended report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


/s/ William A. Carter            Chairman of the Board,            July 31, 2006
------------------------------   Chief Executive
William A. Carter, M.D.          Officer and Director


/s/ Richard Piani                Director                          July 28, 2006
------------------------------
Richard Piani


/s/ Robert E. Peterson           Chief Financial Officer           July 31, 2006
------------------------------
Robert E. Peterson


/s/ Ransom Etheridge             Secretary And Director            July 27, 2006
------------------------------
Ransom Etheridge


/s/ William Mitchell             Director                          July 27, 2006
------------------------------
William Mitchell, M.D., Ph.D.


/s/ Steven Spence                Director                          July 31, 2006
------------------------------
Steven Spence


/s/ Iraj E. Kiani                Director                          July 29, 2006
------------------------------
Iraj E. Kiani, Ph.D.

      HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES

      Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Registered
  Public Accounting Firm ................................................    F-2

Consolidated Balance Sheets at December
  31, 2004 (as restated) and 2005  ......................................    F-3

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2005 (as restated for the years
  ended December 31, 2003 and 2004)  ....................................    F-4

Consolidated Statements of Changes in Stockholders' Equity and
  Comprehensive Loss for each of the years in the three-year period ended December 31, 2005 (as restated for the years ended December 31, 2003
  and 2004) .............................................................    F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005 (as restated for the years
  ended December 31, 2003 and 2004)  ....................................    F-7

Notes to Consolidated Financial Statements ..............................    F-9

Schedule II - Valuation and qualifying Accounts
  for each of the years in the three year period
  ended December 31, 2005  ..............................................   F-65

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

/s/ BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
June 1, 2006

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2004 and 2005
                                 (in thousands)

                                                                                   2004         2005
                                                                                ----------   ---------
                                                                                (restated)
                                     ASSETS
Current assets:
  Cash and cash equivalents (Note 3 & 18)                                       $   8,813    $   3,827
  Short term investments (Note 3 & 6)                                               7,924       12,377
  Inventories (Note 4)                                                              2,148        1,767
  Accounts and other receivables (Note 3)                                             139           96
  Prepaid expenses and other current assets                                           266          142
                                                                                ---------    ---------
    Total current assets                                                           19,290       18,209
                                                                                ---------    ---------
Property and equipment, net (Note 3)                                                3,303        3,364
Patent and trademark rights, net (Note 3)                                             908          795
Investment (Note 3)                                                                    35           35
Construction in progress (Note 3)                                                      --          821
Deferred financing costs (Note 3)                                                     440          113
Advance receivable (Note 8)                                                         1,300        1,300
Other assets                                                                           17           17
                                                                                ---------    ---------
    Total assets                                                                $  25,293    $  24,654
                                                                                =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $     526    $     991
  Accrued expenses (Note 7)                                                         1,012          865
  Current portion of long-term debt (Notes 3, 8 & 20)                               3,818           --
                                                                                ---------    ---------
  Total current liabilities                                                         5,356        1,856
                                                                                ---------    ---------
  Long-term debt-net of current portion (Notes 3, 8 & 20)                             494        4,171
Commitments and contingencies
  (Notes 11, 13, 14, 16 and 20)
Stockholders' equity (Notes 9 and 20):
  Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and
    outstanding; none                                                                  --           --
  Common stock, par value $0.001 per share, authorized 100,000,000 shares;
    issued and outstanding 49,631,766 and 56,264,155, respectively                     50           56
  Additional paid-in capital                                                      154,609      166,394
  Accumulated other comprehensive loss                                                (10)        (171)
  Accumulated deficit                                                            (135,206)    (147,652)
                                                                                ---------    ---------
  Total stockholders' equity                                                       19,443       18,627
                                                                                ---------    ---------
  Total liabilities and stockholders' equity                                    $  25,293    $  24,654
                                                                                =========    =========

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                      Years ended December 31,
                                              ---------------------------------------
                                                  2003          2004          2005
                                              -----------   -----------   -----------
                                               (restated)    (restated)
Revenues:
Sales of product net                          $       509   $     1,050   $       910
Clinical treatment programs                           148           179           173
                                              -----------   -----------   -----------
Total Revenues:                                       657         1,229         1,083
Costs and expenses:
Production/cost of goods sold                         502         2,112           391
Research and development                            3,150         3,842         5,218
General and administrative                          4,257         6,164         5,389
                                              -----------   -----------   -----------
Total costs and expenses                            7,909        12,118        10,998
Write off of  investments in unconsolidated
  affiliates (Note 3c)                                 --          (373)           --
Interest and other income                              80            49           590
Interest expense                                     (253)         (384)         (388)
Financing costs (Note 8)                           (6,470)       (5,290)       (2,733)
                                              -----------   -----------   -----------
Net loss                                          (13,895)      (16,887)      (12,446)
Deemed Dividend (Note 8)                           (1,320)       (4,031)           --
                                              -----------   -----------   -----------
Net loss applicable to common stockholders    $   (15,215)  $   (20,918)  $   (12,446)
                                              ===========   ===========   ===========
Basic and diluted loss per share              $      (.43)  $      (.46)  $      (.24)
                                              ===========   ===========   ===========
Weighted average shares outstanding            35,234,526    45,177,862    51,475,192
                                              ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
                                      loss
                        (in thousands except share data)

See accompanying notes to consolidated financial statements

                                                                             Common               Accumulated
                                                                              Stock                  other
                                                                   Common     .001   Additional  Comprehensive
                                                                    Stock      Par     paid-in       Income
                                                                   Shares     Value    capital       (loss)
                                                                 ----------  ------  ----------  -------------
Balance at December 31, 2002                                     32,650,178     33     107,155          35
Debt conversion and interest payments                             4,334,916      4       6,741          --
Fair value ascribed to debenture beneficial conversion features
  and related warrants issued                                            --     --       7,119          --
Loan settlement costs                                                    --     --         538          --
Deemed dividend upon issuance of inducement warrants                     --     --       1,320          --
Warrants exercised                                                  790,745      1       1,234          --
Common stock issued in connection with ISI acquisition            1,068,789      1       1,667          --
Reclassification of redeemable Common Stock in connection with
  ISI acquisition                                                        --     --        (491)         --
Treasury stock purchased                                                 --     --          --          --
Treasury Stock retired                                             (339,543)    --      (4,272)         --
Conversion of minority interest of subsidiary into common stock     347,445     --         946          --
Stock issued in settlement of debt                                  215,047     --         474          --
Stock warrant compensation expense                                       --     --         237          --
Net comprehensive loss                                                   --     --          --         (35)
                                                                 ----------   ----    --------       -----
Balance December 31, 2003 (restated)                             39,067,577     39     122,668          --
Treasury shares sold                                                   --       --          --          --
Shares issued for:
  Payment of accounts payable                                       127,243     --         382          --
  Original Issue Discount on convertible debt                       158,104     --         465          --
  Purchase of building                                              487,028      1       1,626          --
  Conversion of debt                                              3,691,695      5       7,239          --
  Interest on convertible debt                                      170,524     --         430          --
  Private placement, net of issuance costs                        3,617,306      3       6,981          --
  Warrants exercised                                              2,268,586      2       5,091          --
Stock Issued with convertible debt                                   43,703     --          45          --
Fair value ascribed to debenture beneficial conversion features
  and related warrant issued                                             --     --       2,481          --
Deemed dividend upon issuance of inducement warrants                     --     --       4,031          --
Loan settlement costs                                                    --     --         149          --
Reclassification of redeemable Common Stock in connection with
  ISI acquisition                                                        --     --         491          --
Options and warrants issued for services                                 --     --       2,000          --
Revaluation of redemption obligation                                     --     --         530          --
Net comprehensive loss                                                   --     --          --         (10)
                                                                 ----------   ----    --------       -----
Balance December 31, 2004 (restated)                             49,631,766     50     154,609         (10)
                                                                 ==========   ====    ========       =====
Shares issued for:
  Payment of accounts payable                                       338,995     --         413          --
  Conversion of debt                                              1,358,887      1       2,219          --
  Warrants converted                                                  5,000     --           9          --
  Interest on convertible debt                                      255,741    409          --          --
  Private placement, net of issuance costs                        4,673,766      5       8,015          --
Options and warrants issued for services                                 --     --         391          --
Conversion price adjustment                                              --     --         140          --
Discount resulting from debt refinance                                   --     --         189          --
Net comprehensive loss                                                   --     --          --        (161)
                                                                 ----------   ----    --------       -----
Balance December 31, 2005                                        56,264,155   $ 56    $166,394       $(171)
                                                                 ==========   ====    ========       =====



                                                                              Treasury               Total
                                                                 Accumulated    stock   Treasury  stockholders
                                                                   deficit     shares     Stock     Treasury
                                                                 -----------  --------  --------  ------------
Balance at December 31, 2002                                        (99,073)   543,206    (4,520)      3,630
Debt conversion and interest payments                                    --         --        --       6,745
Fair value ascribed to debenture beneficial conversion features
  and related warrants issued                                            --         --        --       7,119
Loan settlement costs                                                    --         --        --         538
Deemed dividend upon issuance of inducement warrants                 (1,320)        --        --          --
Warrants exercised                                                       --         --        --       1,235
Common stock issued in connection with ISI acquisition                   --         --        --       1,668
Reclassification of redeemable Common Stock in connection with
  ISI acquisition                                                        --         --        --        (491)
Treasury stock purchased                                                 --     43,000       (83)        (83)
Treasury Stock retired                                                   --   (339,543)    4,144        (128)
Conversion of minority interest of subsidiary into common stock          --         --        --         946
Stock issued in settlement of debt                                       --   (246,220)      457         931
Stock warrant compensation expense                                       --         --        --         237
Net comprehensive loss                                              (13,895)        --        --     (13,930)
                                                                  ---------   --------   -------    --------
Balance December 31, 2003 (restated)                               (114,288)       443        (2)      8,417
Treasury shares sold                                                     --       (443)        2           2
Shares issued for:
  Payment of accounts payable                                            --         --        --         382
  Original Issue Discount on convertible debt                            --         --        --         465
  Purchase of building                                                   --         --        --       1,627
  Conversion of debt                                                     --         --        --       7,244
  Interest on convertible debt                                           --         --        --         430
  Private placement, net of issuance costs                               --         --        --       6,984
  Warrants exercised                                                     --         --        --       5,093
Stock Issued with convertible debt                                       --         --        --          45
Fair value ascribed to debenture beneficial conversion features
  and related warrant issued                                             --         --        --       2,481
Deemed dividend upon issuance of inducement warrants                 (4,031)        --        --          --
Loan settlement costs                                                    --         --        --         149
Reclassification of redeemable Common Stock in connection with
  ISI acquisition                                                        --         --        --         491
Options and warrants issued for services                                 --         --        --       2,000
Revaluation of redemption obligation                                     --         --        --         530
Net comprehensive loss                                              (16,887)        --        --     (16,897)
                                                                  ---------   --------   -------    --------
Balance December 31, 2004 (restated)                               (135,206)        --        --      19,443
                                                                  =========   ========   =======    ========
Shares issued for:
  Payment of accounts payable                                            --         --        --         413
  Conversion of debt                                                     --         --        --       2,220
  Warrants converted                                                     --         --        --           9
  Interest on convertible debt                                           --         --       409
  Private placement, net of issuance costs                               --         --        --       8,020
Options and warrants issued for services                                 --         --        --         391
Conversion price adjustment                                              --         --        --         140
Discount resulting from debt refinance                                   --         --        --         189
Net comprehensive loss                                              (12,446)        --        --     (12,607)
                                                                  ---------   --------   -------    --------
Balance December 31, 2005                                         $(147,652)        --   $    --    $ 18,627
                                                                  =========   ========   =======    ========

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                              Years ended December 31,
                                                         ----------------------------------
                                                            2003         2004        2005
                                                         ----------   ----------   --------
Cash flows from operating activities:                    (restated)   (restated)
  Net loss                                                $(13,895)    $(16,887)   $(12,446)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation of property and
      equipment                                                 80          113         114
    Amortization and write off of patent and trademark
      rights                                                   127          327         281
    Amortization of deferred
      financing costs                                        6,470        5,290       2,733
    Write off of Investments in unconsolidated
      affiliates
                                                                --          373          --
    Stock option and warrant
      compensation and service
      expense                                                  237        2,000         391
Inventory reserve                                               --          225        (125)
Interest on Convertible Debt                                   253          430         409
Changes in assets and liabilities:
    Inventory                                               (1,429)         523         505
    Accounts and other receivables                           1,225          143          43
    Prepaid expenses and other
      current assets                                           (98)         (96)        124
    Accounts payable                                          (551)          36         687
    Accrued expenses                                           553          277          53
    Other assets                                                 6            6          --
                                                          --------     --------    --------
    Net cash used in operating
      activities                                            (7,022)      (7,240)     (7,231)
                                                          --------     --------    --------
Cash flows from investing activities:
    Purchase of property and
      equipment, net                                           (19)        (150)       (175)
    Additions to patent and trademark
      rights                                                  (154)        (208)       (168)
    Construction in progress                                    --           --        (827)
    Maturity of short term
      investments                                              520        1,496       7,934
    Purchase of short term
      investments                                           (1,496)      (7,934)    (12,548)
    Deferred acquisition costs                                (638)          --          --
                                                          --------     --------    --------
    Net cash used in
      Investing Activities                                  (1,787)      (6,796)     (5,784)
                                                          --------     --------    --------

                                   (CONTINUED)
                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                 (in thousands)

                                                              Years ended December 31,
                                                         ----------------------------------
                                                            2003         2004        2005
                                                         ----------   ----------   --------
Cash flows from financing activities:                    (restated)   (restated)
    Proceeds from issuance of common
      stock, net                                          $     --     $  6,984    $  8,020
    Deferred financing costs                                  (835)        (542)         --
    Proceeds from long-term borrowing                       11,300        7,550          --
    Advance receivable                                      (1,300)          --          --
    Proceeds from exercise of stock
      warrants                                               1,235        5,093           9
    Purchase of treasury stock                                 (83)        --            --
                                                          --------     --------    --------
    Net cash provided by financing
      Activities                                            10,317       19,085       8,029
                                                          --------     --------    --------
  Net increase (decrease) in cash
    and cash equivalents                                     1,508        5,049      (4,986)
Cash and cash equivalents at beginning of year
                                                             2,256        3,764       8,813
                                                          --------     --------    --------
Cash and cash equivalents  at end of year
                                                          $  3,764     $  8,813    $  3,827
                                                          ========     ========    ========
Supplemental disclosures of cash flow information:
Issuance of common stock for
  accounts payable and accrued
  expenses                                                $    931     $    382    $    413
                                                          ========     ========    ========
Issuance of Common Stock for
Acquisition of ISI assets                                 $  1,667     $  1,626    $     --
                                                          ========     ========    ========
Stock Options and Warrants
Issued for Services                                       $    237     $  2,000    $    391
                                                          ========     ========    ========
Issuance of Common Stock for
Debt Conversion, Interest
Payments and debt payments                                $  6,741     $  7,669    $  2,628
                                                          ========     ========    ========
Common Stock Issued for
Conversion of Minority Interest
  in Subsidiary                                           $    946           --          --
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

As a result of the corrections of the errors described above, the Company restated its financial statements included in this Annual Report on Form 10-K/A as follows:

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                       Audited Consolidated Balance Sheet
                                 (in Thousands)

                                               December 31,
                                                   2004                            December 31,
                                               As previously                           2004
                                                  Reported        Adjustments        Restated
                                               -------------   -----------------   ------------
                   ASSETS
Current assets:
  Cash and cash equivalents                      $   8,813                          $   8,813
  Short term investments                             7,924                              7,924
  Inventory                                          2,148                              2,148
  Accounts and other receivables                       139                                139
  Prepaid expenses and other current assets            266                                266
                                                 ---------                          ---------
    Total current assets                            19,290                             19,290
                                                 ---------                          ---------
Property and equipment, net                          3,303                              3,303
Patent and trademark rights, net                       908                                908
Investment                                              35                                 35
Deferred financing costs                               319        121 (b)                 440
Advance receivable                                   1,300                              1,300
Other assets                                            17                                 17
                                                 ---------                          ---------
    Total assets                                 $  25,172        121               $  25,293
                                                 =========                          =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $     526                          $     526
  Accrued expenses                                   1,012                              1,012
  Current portion of long-term debt                  3,248        570 (a)(b)(c)         3,818
                                                 ---------                          ---------
  Total current liabilities                          4,786        570                   5,356
                                                 ---------                          ---------
  Long-term debt-net of current portion
                                                       305        189 (a)(b)(c)           494
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                       --         --                      --
  Common stock                                          50                                 50
  Additional paid-in capital                       158,024     (3,415) (a)(b)(c)      154,609
  Accumulated other comprehensive income
                                                       (10)                               (10)
  Accumulated deficit                             (137,983)     2,777 (a)(b)(c)      (135,206)
                                                 ---------                          ---------
  Total stockholders' equity                        20,081       (638)                 19,443
                                                 ---------                          ---------
  Total liabilities and stockholders' equity
                                                 $  25,172        121               $  25,293
                                                 =========                          =========

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

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                  Audited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2003

                                      December 31,
                                          2003                            December 31,
                                      As previously                           2003
                                         Reported        Adjustments        Restated
                                      -------------   -----------------   ------------
Revenues:
Sales of product net                   $       509                        $       509
Clinical treatment programs                    148                                148
                                       -----------                        -----------
Total Revenues:                                657                                657
Costs and expenses:
Production/cost of goods sold                  502                                502
Research and development                     3,150                              3,150
General and administrative                   4,257                              4,257
                                       -----------                        -----------
Total costs and expenses                     7,909                              7,909
Interest and other income                       80                                 80
Interest expense                              (253)                              (253)
Financing costs                             (7,345)       875  (a)(b)(c)       (6,470)
                                       -----------    -------             -----------
Net loss                               $   (14,770)       875  (a)(b)(c)  $   (13,895)
Deemed dividend                                 --     (1,320) (c)             (1,320)
                                                --    -------             -----------
Net loss applicable to common
stockholders                           $   (14,770)      (445) (a)(b)(c)  $   (15,215)
                                       ===========                        ===========
Basic and diluted loss per share
                                       $      (.42)   $ (0.01)            $      (.43)
                                       ===========    =======             ===========
Weighted average shares outstanding
                                        35,234,526                         35,234,526
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

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                  Audited Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                          Year Ended December 31, 2004

                                              December 31,
                                                  2004                            December 31,
                                              As previously                           2004
                                                 Reported        Adjustments        Restated
                                              -------------   -----------------   ------------
Revenues:
Sales of product net                           $     1,050                        $     1,050
Clinical treatment programs                            179                                179
                                               -----------                        -----------
Total Revenues:                                      1,229                              1,229
Costs and expenses:
Production/cost of goods sold                        2,112                              2,112
Research and development                             3,842                              3,842
General and administrative                           6,164                              6,164
                                               -----------                        -----------
Total costs and expenses                            12,118                             12,118
Equity loss and write off of investments in
  unconsolidated affiliates                           (373)                              (373)
Interest and other income                               49                                 49
Interest expense                                      (384)                              (384)
Financing costs                                    (12,543)     7,253  (a)(b)(c)       (5,290)
                                               -----------    -------             -----------
Net loss                                       $   (24,140)     7,253             $   (16,887)
Deemed dividend                                         --     (4,031) (c)             (4,031)
                                                        --    -------             -----------
Net loss applicable to common stockholders
                                               $   (24,140)     3,222             $   (20,918)
                                               ===========                        ===========
Basic and diluted loss per share               $      (.53)   $  0.07             $      (.46)
                                               ===========    =======             ===========
Weighted average shares outstanding             45,177,862                         45,177,862
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

(d) Property and Equipment

                                                  (in thousands)
                                                   December 31,
                                                 ---------------
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

The weighted average assumptions used for the years presented are as follows:

                                             December 31,
                                 ---------------------------------------
                                    2003           2004          2005
                                 ----------   -------------   ----------
Risk-free interest rate                5.23%     2.25 - 3.4%        4.81%
Expected dividend yield                  --              --           --
Expected lives                      2.5 yrs        5-10 yrs    2.5-5 yrs
Expected volatility                   98.07%  68.92 - 71.16%       78.12%

Weighted average fair value of
  options and warrants issued
  in the years 2003, 2004 and
  2005 respectively              $1,825,000        $638,000   $1,371,000

      Had compensation cost for the Company's option plan been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the years ended December 31, 2003, 2004, and 2005 would have been as follows:

For the years ended December 31,                        2003         2004        2005
--------------------------------                     ----------   ----------   --------
                                                     (restated)   (restated)
                                                          (In Thousands except for
                                                               per share data)
Net loss applicable to common stockholders,
  as reported                                         $(15,215)    $(20,918)   $(12,446)
Add: Stock based compensation included in net loss
  as reported, net of related tax effects                   --        1,769         391
Deduct: Stock based compensation determined under
  fair value based method for all awards, net of
  related tax effects                                   (1,825)        (638)     (1,371)
                                                      --------     --------    --------
Pro forma - net loss                                  $(17,040)    $(19,787)   $(13,426)
                                                      ========     ========    ========
Basic and diluted loss
  per share - as reported                             $   (.43)    $   (.46)   $   (.24)
Basic and diluted loss
  per share - pro forma                               $   (.48)    $   (.44)   $   (.26)

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

Inventories consist of the following:

                                      (in thousands)
                                       December 31,
                                     ---------------
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

In March 2004, the Company issued 487,028 shares to ISI to complete the acquisition of the balance of ISI's rights to market its product as well as its production facility in New Brunswick, New Jersey. ISI has sold all of its shares. The aggregated cost of the land and buildings was approximately $3,316,000. The cost of the land and buildings was allocated as follows:

Land         $  423,000
Buildings     2,893,000
             ----------
Total cost   $3,316,000
             ==========

The Company accounted for these transactions as a Business Combination under SFAS No. 141 Accounting for Business Combinations.

      The following table represents the audited pro forma results of operations as though the ISI acquisitions had occurred on January 1, 2003.

                                             Year Ended December 31,
                                                       2003
                                             -----------------------
                                               (in thousands except
                                                 for share data)
Net revenues                                       $       899
Expenses, as restated                                  (15,340)
Net Loss, as restated                                  (14,441)
Deemed dividend                                         (1,320)
Net loss applicable to common stockholders             (15,761)
Basic and diluted loss per share                   $      (.45)
                                                   -----------
Weighted average shares outstanding                 35,326,594
                                                   ===========

(6) Short-term investments:

Securities classified as available for sale consisted of:

                                December 31, 2004
                            ------------------------   Unrealized
                                            Market        gain         Maturity
Name of security                Cost         value       (loss)          Date
-------------------------   -----------   ----------   --------     --------------
General Motors               $  988,000   $  991,000    $  3,000         May, 2005
Ford Motor Credit             3,194,000    3,142,000     (52,000)   February, 2006
General Motors                3,655,000    3,591,000     (64,000)    January, 2006
Accrued interest acquired        97,000      200,000     103,000
                             ----------   ----------    --------
                             $7,934,000   $7,924,000    $(10,000)
                             ==========   ==========    ========

No investment securities were pledged to secure public funds at December 31, 2004.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004.

                                  Less than 12 months       12 months or longer             Total
                                -----------------------   -----------------------   -----------------------
                    Number of                Unrealized                Unrealized                Unrealized
Name of security   Securities   Fair value      loss      Fair value      loss      Fair value      loss
----------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Ford Motor
  Credit                1       $3,142,000    $      --       $--          $--          $--          $--
General Motors          1        3,591,000           --        --           --           --           --
                      ---       ----------    ---------       ---          ---          ---          ---
Total temporary
  impairment
  securities            2       $6,733,000     (116,000)       --           --           --           --
                      ===       ==========    =========       ===          ===          ===          ===

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

                                     December 31, 2005
                                ---------------------------    Unrealized       Maturity
Name of security                    Cost       Market value   gain (loss)         date
-----------------------------   ------------   ------------   -----------   ---------------
Ford Motor Credit                $ 3,194,000    $ 3,043,000    $(151,000)    February, 2006
General Motors                     3,655,000      3,497,000     (158,000)     January, 2006
General Electric                     791,000        790,000       (1,000)       April, 2006
American General Finance             788,000        787,000       (1,000)         May, 2006
LaSalle Bank Corp.                   784,000        782,000       (2,000)        June, 2006
Prudential Corp.                     783,000        781,000       (2,000)        July, 2006
Federal Home Loan                    781,000        780,000       (1,000)        July, 2006
General Electric                     775,000        774,000       (1,000)   September, 2006
AIG Discount Commercial Paper        946,000        943,000       (3,000)   September, 2006
Accrued interest acquired             51,000        200,000      149,000
                                 -----------    -----------    ---------
                                 $12,548,000    $12,377,000    $(171,000)
                                 ===========    ===========    =========

No investment securities were pledged to secure public funds at December 31, 2005.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005.

                                    Less than 12 months       12 months or longer               Total
                                  -----------------------   -----------------------   ------------------------
                      Number of                Unrealized                Unrealized                 Unrealized
Name of security     Securities   Fair value      loss      Fair value      loss       Fair value      loss
------------------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
Ford Motor
  Credit                  1       $       --    $     --    $3,043,000   $(151,000)   $ 3,043,000   $(151,000)
General Motors            1               --          --     3,497,000    (158,000)     3,497,000    (158,000)
Accrued
  interest                                --          --       200,000     149,000        200,000     149,000
  acquired
General Electric          2        1,564,000      (2,000)         --            --      1,564,000      (2,000)
American
  General Finance         1          787,000      (1,000)         --            --        787,000      (1,000)
LaSalle Bank
  Corp                    1          782,000      (2,000)         --            --        782,000      (2,000)
Prudential Corp.          1          781,000      (2,000)         --            --        781,000      (2,000)
Federal Home
  Loan                    1          780,000      (1,000)         --            --        780,000      (1,000)
AIG Discount
  Commercial Paper        1          943,000      (3,000)         --            --        943,000      (3,000)
                        ---       ----------    --------    ----------   ---------    -----------   ---------
Total temporary
  impairment              9       $5,637,000    $(11,000)   $6,740,000   $(160,000)   $12,377,000   $(171,000)
  securities
                        ===       ==========    ========    ==========   =========    ===========   =========

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

(7) Accrued Expenses

Accrued expenses at December 31, 2004 and 2005 consists of the following:

                            (in thousands)
                             December 31,
                            --------------
                             2004     2005
                            ------   -----
Compensation                   385     337
Interest                       112      91
Commissions and royalties       47      14
Professional fees               50      42
Other expenses                 147     140
Other liability                271     241
                            ------    ----
                            $1,012    $865
                            ======    ====

(8) Debenture Financing

Long term debt consists of the following:

                                        (in thousands)
                            --------------------------------------
                            December 31, 2004    December 31, 2005
                            -----------------    -----------------
                               (Restated)
October 2003                     $ 2,071               $2,071
January 2004                       3,083                1,365
July 2004                          2,000                1,500
                                 -------               ------
Total                              7,154                4,936
Less Discounts                    (2,842)                (765)
                                 -------               ------
Balance                            4,312                4,171
Less Current Portion of
  long-term debt (net
  of discounts of $2,377)
                                   3,818                   --
                                 -------               ------
Total long-term debt             $   494               $4,171
                                 =======               ======

      As of December 31, 2004, the Company made installment payments of $777,777 and the investors converted an aggregate $13,062,328 principal amount of debt from the debentures as noted below:

                 Original          Debt          Installment     Remaining   Common Shares   Common Shares
                Principal       Conversion       payments in     Principal     issued for      issued in
  Debenture       Amount     to Common Shares   Common Shares     Amount       Conversion    installments
------------   -----------   ----------------   -------------   ----------   -------------   -------------
March 2003     $ 5,426,000      $ 5,426,000        $     --     $       --     3,716,438             --
July 2003        5,426,000        5,426,000              --             --     2,870,900             --
October 2003     4,142,357        2,071,178              --      2,071,179     1,025,336             --
January 2004     4,000,000          139,150         777,777      3,083,073        55,000        358,932
July 2004        2,000,000               --              --      2,000,000            --             --
Totals         $20,994,357      $13,062,328        $777,777     $7,154,252     7,667,674        358,932

      As of December 31, 2005, the Company made installment payments of $2,388,888 and investors converted an aggregate $13,669,688 principal amount of debt from the debentures as noted below:

                 Original          Debt          Installment     Remaining   Common Shares   Common Shares
                Principal       Conversion       payments in     Principal     issued for      issued in
  Debenture       Amount     to Common Shares   Common Shares     Amount       Conversion    installments
------------   -----------   ----------------   -------------   ----------   -------------   -------------
Mar 2003       $ 5,426,000      $ 5,426,000       $       --    $       --     3,716,438              --
Jul 2003         5,426,000        5,426,000               --            --     2,870,900              --
Oct 2003         4,142,357        2,071,178               --     2,071,179     1,025,336              --
Jan 2004         4,000,000          746,510        1,888,888     1,364,602       347,000       1,094,149
Jul 2004         2,000,000               --          500,000     1,500,000            --         331,669
Totals         $20,994,357      $13,669,688       $2,388,888    $4,935,781     7,959,674       1,425,818

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

      During 2004, the investors made installment payments of $777,000 and converted $139,150 of principal amount of the January 2004 Debenture into 358,932 and 55,000 shares of common stock respectively. During 2005, the investors had made installment payments of $1,111,111 and converted approximately $74,608,000 principal amount of the January 2004 Debentures into 735,217 and 292,000 shares of common stock, respectively. The remaining principal on these Debentures was $1,364,602 as of December 31, 2005.

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

                                  2003                            2004                              2005
                   -------------------------------   -----------------------------   -------------------------------
                                          Weighted              Weighted                                    Weighted
                                          Average               Average                                     Average
                               Option     Exercise              Exercise    Option               Option     Exercise
                    Shares      Price      Price      Shares     Price       Price    Shares     Price       Price
                   -------   ----------   --------   -------   ----------   ------   -------   ----------   --------
Outstanding,
  beginning of
  year             294,665   $1.06-4.34     $3.50    433,134   $1.06-4.34   $3.10    414,702   $2.71-4.03     $3.11

Granted            200,000   $     2.75     $2.75         --           --      --         --           --        --

Canceled           (61,531)  $3.80-4.03     $3.97    (18,432)  $     4.34   $4.34         --           --       --

Exercised               --           --        --         --           --      --         --           --        --
                   -------                           -------                         -------
Outstanding,
  end of year      433,134   $1.06-4.34     $3.10    414,702   $2.71-4.03   $3.11    414,702   $2.71-4.03     $3.11
                   =======                           =======                         =======
Exercisable        433,134   $1.06-4.34     $3.10    414,702   $2.71-4.03   $3.11    414,702   $2.71-4.03     $3.11
                   =======                           =======                         =======
Weighted
  average
  remaining
  contractual         3.37                              8.24                            5.10
  life (years)       years           --        --      years           --      --      years           --        --
                   =======   ==========   ========   =======   ==========   =====    =======   ==========     =====
Exercised in
  current and
  prior years      (27,215)          --        --    (27,215)          --      --    (27,215)          --        --
                   =======   ==========   ========   =======   ==========   =====    =======   ==========     =====
Available for
  future grants     27,664           --        --     46,096           --      --     46,096           --        --
                   =======   ==========   ========   =======   ==========   =====    =======   ==========     =====

The following table summarizes information about these options outstanding at December 31, 2005:

                                   Exercise Price Range
                                  ----------------------
                                  $2.71 - $2.75    $3.50    $4.03    Total
                                  -------------   ------   ------   -------
Outstanding Options:
Number Outstanding                      273,728   54,974   86,000   414,702
Remaining contracted life years             8.0      2.0      5.1       5.1
Weighted average exercise price           $2.68    $3.21    $4.03     $3.11
Exercisable Options:
Number outstanding                      273,728   54,974   86,000   414,702
Weighted average exercise price           $2.68    $3.21    $4.03     $3.11

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

         Information regarding the options approved by the Board of Directors under the Equity Incentive Plan is summarized below:

                                               2004                                 2005
                                ----------------------------------   ---------------------------------
                                                          Weighted                            Weighted
                                                          Average                              Average
                                              Option     Exercise                  Option     Exercise
                                  Shares       Price       Price       Shares       Price       Price
                                ---------   ----------   ---------   ---------   ----------   --------
Outstanding beginning at
  year                                 --           --        --       633,080   $1.90-3.44    $2.56
Granted                           633,080   $1.90-3.44     $2.56     1,352,600   $1.63-2.87    $1.95
Canceled                               --           --        --            --           --      --
Exercised                              --           --        --            --           --      --
Outstanding end of year           633,080   $1.90-3.44     $2.56     1,985,680   $1.63-2.87    $2.15
                                =========                            =========
Exercisable                       538,432   $2.60-3.44     $2.68     1,373,250   $1.63-2.87    $2.46
                                =========                            =========
Weighted  average
  remaining contractual life
  (years)                        10 years                            8-9 years
                                =========                            =========
Available for future grants     7,366,920                            6,014,320
                                =========                            =========

The following table summarizes information about these options outstanding at December 31, 2005:

                                          Exercise Price Range
                                  ----------------------------------
                                  $1.63-$1.90   $2.00-2.87    $3.44       Total
                                  -----------   ----------   -------   ----------
Outstanding options:
Number outstanding                 1,101,648      834,032     50,000    1,985,680
Remaining contracted life years          3.0          8.7        8.5          8.5
Weighted average exercise price   $     1.81     $   2.51    $  3.44   $     2.15
Exercisable options:
Number outstanding                   575,918      747,332     50,000    1,373,250
Weighted average exercise price   $     1.76     $   2.52    $  3.44   $     2.17

(ii) Stock warrants

Number of warrants exercisable into shares of common stock

                                          2003                               2004                               2005
                          ---------------------------------  ---------------------------------  ---------------------------------
                                                   Weighted                           Weighted                           Weighted
                                                    Average                           Average                             Average
                                        Option     Exercise                Option     Exercise                Option     Exercise
                            Shares      Price        Price     Shares       Price       Price     Shares       Price       Price
                          ----------  -----------  --------  ----------  -----------  --------  ----------  -----------  --------
Outstanding beginning of
  year                     7,967,810  $1.75-16.00    $3.18   11,502,796  $1.74-16.00   $3.57    13,167,037  $1.75-16.00    $3.46
Granted                    4,623,024   $1.68-2.57    $2.32    4,791,187   $2.58-4.20   $3.25       565,000   $1.50-3.00    $2.08
Canceled                    (276,000) $4.00-10.00    $6.54     (858,360)  $4.00-8.00   $5.34    (2,197,200) $1.75-12.00    $3.70
Exercised                   (812,038)  $1.68-1.75    $1.69   (2,268,586)  $1.74-3.50   $2.32        (5,000) $1.75-12.00    $1.75
                          ----------                         ----------                         ----------
Outstanding end of year   11,502,796  $1.74-16.00    $3.57   13,167,037  $1.75-16.00   $3.46    11,529,837  $1.55-16.00    $3.32
                          ==========                         ==========                         ==========
Exercisable                8,635,560  $1.74-16.00    $4.11   12,667,037  $1.75-16.00   $3.46    11,529,837  $1.55-16.00    $3.32
                          ==========                         ==========                         ==========
Weighted average
  remaining contractual
  life (years)            4.04 years                          4.3 years                         4.43 years
                          ==========                         ==========                         ==========
Years exercisable          2004-2008                          2005-2009                          2006-2015
                          ==========                         ==========                         ==========

The following table summarizes information about stock warrants outstanding at December 31, 2005:

                                             Exercise price range                Total
                                  -----------------------------------------   ------------
                                  $1.75-$5.00   $6.00-$9.00   $10.00-$16.00   $1.75-$16.00
                                  -------------------- ------------------- ---------------
Outstanding warrants
  Number outstanding               10,416,187     713,650         400,000       11,529,837
Weighted average remaining
  contractual life(years)                 4.2         2.2            1.46             4.43
Weighted average exercise price   $      2.89    $   6.80        $  13.00      $      3.32
Exercisable warrants
  Number outstanding               10,416,187     713,650         400,000       11,529,837
Weighted average exercise price   $      2.89    $   6.80        $  13.00      $      3.32

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

      In May 1995, the Company and certain officers, directors and shareholders entered into a standby finance agreement pursuant to which the parties agreed to provide an aggregate of $5,500,000 in financing to the Company during 1995 in the event that existing and additional financing was insufficient to cover the cash needs of the Company through December 31, 1996. In exchange, the Company issued warrants to purchase an aggregate of 2,750,000 shares of Common Stock at $1.75 per share to the parties. In 1996, 597,000, in 1999, 290,000, in 2000,
216,500, in 2001, 200,000, in 2002, 1,300, in 2003, 35,000 and in 2004, 205,000
of these warrants were exercised leaving a balance of these warrants of 1,802,200. 5,000 of these remaining warrants were exercised in 2005 and the remaining expired on June 30, 2005.

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

      The following table presents revenues by country based on the location of the use of the product services.

                      (in thousands)
                 2003    2004     2005
                -----   ------   ------
United States    $655   $1,225   $1,083
Belgium             2        4       --
Other              --       --       --
                   --       --       --
                 ----   ------   ------
                 $657   $1,229   $1,083
                 ====   ======   ======

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

      The Company has contractual agreements with two of its officers. The aggregate annual base compensation under these contractual agreements for 2003, 2004 and 2005 was $637,000, $761,000 and $701,000 respectively. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 2003, 2004 and 2005, bonuses of $266,100, $165,300 and $175,300 respectively were granted. In 2003, the Chief Executive Officer, Dr. William A. Carter, of the Company was granted warrants to purchase 1,450,000 shares of common stock at $2.20 per share. The Chief Executive Officer's employment agreement (see below) provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement. In 2004, the Chief Executive Officer of the Company was granted options to purchase 320,000 shares of common stock at $2.60 per share and $3.44 per share and the Chief Financial Officer of the Company was granted options to purchase 63,824 shares of common stock at $2.60 and $3.44 per share. In 2005, the Chief Executive Officer of the Company was granted options to purchase 645,000 shares of common stock at $1.75 to $2.87 per share and the Chief Financial Officer of the Company was granted options to purchase 110,000 shares of common stock at $1.75 to $2.61 per share.

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

Future minimum lease payments under noncancellable operating leases are as follows:

                                     (000's omitted)
    Year ending                         Operating
     December 31,                        leases
----------------------------------   ---------------
2006 .............................         $193
2007 .............................           65
                                           ----
Total minimum lease payments .....         $258
                                           ====

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

The components of the net deferred tax asset of December 31, 2004 and 2005 consists of the following:

                                                (000's omitted)
Deferred tax assets:                            2004        2005
                                             ----------   --------
                                             (Restated)
Net operating losses                          $  26,864   $  27,715
Accrued Expenses and Other                           77        (43)
Capitalized Research and development costs        1,059       1,348
                                              ---------   --------
Total                                            28,000      29,020
Less: Valuation Allowance                      (28,000)    (29,020)
                                              ---------   --------
Balance                                       $    -0-    $     -0-
                                              =========   =========

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

(19) Quarterly Results of Operation (unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                      2004
                       (in thousand except per share data)

                    March 31,                 June 30,                September                 December
                       2004                     2004                   30, 2004                 31, 2004
                        As       March 31,       As        June 30,       As       September       As        December     Total
                    previously      2004     previously      2004     previously    30, 2004   previously    31, 2004   Restated
                   reported(1)  Restated(2)   reported   Restated(2)   reported   Restated(2)   reported   Restated(2)
                   -----------  -----------  ----------  -----------  ----------  -----------  ----------  -----------  ---------
Revenues             $    308     $   308     $    331      $   331     $   258    $    258     $    332     $    332    $  1,229
Costs and
  expenses              4,409       4,409        2,526        2,526       2,972       2,972        2,211        2,211      12,118
                     --------    --------     --------      -------     -------    --------     --------     ------- -   --------
Net loss              (8,042)      (7,064)      (5,956)      (2,784)     (7,007)     (4,152)      (3,135)      (2,887)    (16,887)
Deemed
  dividend(4)              --           --            --     (2,355)          --     (1,676)          --           --      (4,031)
                     --------    --------     --------      -------     -------    --------     --------     --------    --------
Net loss
  applicable to
  common
  stockholders       $(8,042)     $(7,064)     $(5,956)     $(5,139)    $(7,007)    $(5,828)     $(3,135)     $(2,887)   $(20,918)
                     --------    --------     --------      -------     -------    --------     --------     --------    --------
Basic and
  diluted
  loss per share     $  (.20)     $  (.17)     $  (.14)     $  (.12)    $  (.15)    $  (.12)     $  (.06)     $  (.05)   $   (.46)
                     ========    ========     ========      =======    ========    ========     ========     ========    ========

See Note 2 for restated year end results for the year ended December 31, 2004. As discussed, in Note 2, the Company will file its quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005, which will include the quarters ended in 2004 as soon as practicable.

(1) During the first quarter 2004, the Company recorded stock compensation of $1,769,000 (See Note 9(b)) and during the third quarter 2004, the Company recorded stock compensation of $231,000.

(2) The Company re-evaluated the accounting for the March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that bifurcation was not required and that EITF 00-27 should have been applied. We did initially apply EITF 00-27, however as part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment and subsequent price resets for the Debentures that were originally applied and reflected in the financial were not correctly applied. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the issuance of the October 2003 Debenture and the August 2004 Private Placement (See Notes 8 & 9 for more details on these resets), it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures.

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

(4) The accounting treatment set forth is FASB Statement No. 123, "Accounting for Stock-Based Compensation", for the issuance of the June 2008, May 2009 and June 2009 Warrants (collectively "the Warrants") (See Note 8) that was originally interpreted and reflected in the financial statements was not correctly applied. The warrants issued as incentive to exercise prior warrant issuances are reflected as a deemed dividend at the date of issuance, where previously these warrants were either recorded as additional debt discount or as a financing charge at date of issuance.

                                      2005

                       (in thousand except per share data)

                         March 31,                  June 30,                September
                           2005       March 31,       2005      June 30,     30, 2005    September      December
                            As          2005           As         2005          As       30, 2005       31, 2005
                        previously    Restated     previously   Restated    previously   Restated       Restated      Total
                         reported   ((1)(2)(4)      reported   ((1)(2)(4))   reported   ((1)(2)(3))    ((1)(2)(4))   Restated
                        ----------  ----------     ----------  -----------  ----------   ----------    -----------  ---------
Revenues                 $    258    $   258        $    300     $    300    $    271     $    271       $   254     $  1,083

Costs and expenses          2,348       2,393          2,670        2,784       2,386        2,464         3,357       10,998
                         --------    --------       --------     --------    --------     --------       -------     --------
Net loss applicable to
  common stockholders      (3,055)     (2,980)        (3,816)      (3,345)     (2,887)      (2,643)       (3,478)     (12,446)
                         --------    --------       --------     --------    --------     --------       -------     --------
Basic and diluted
  loss per share         $   (.07)    $  (.07)      $   (.08)    $   (.07)   $   (.06)    $   (.05)      $  (.05)    $   (.24)
                         ========    ========       ========     ========    ========     ========       =======     ========

(1) The Company re-evaluated the accounting for the March 2003, July 2003, October 2003, January 2004 and July 2004 Debentures (collectively, "the Debentures") to determine whether the embedded conversion options required bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that bifurcation was not required and that EITF 00-27 should have been applied. The Company did initially apply EITF 00-27, however as a part of performing an analysis on the guidelines set forth in EITF 00-27 it was determined that the initial accounting treatment and subsequent price resets for the Debentures that were originally applied and reflected in the financial statements were not correctly applied. To properly account for the initial calculation of the discount and the conversion price resets triggered upon the issuance of the issuance of the October 2003 Debenture and the August 2004 Private Placement (See Notes 8 & 9 to the consolidated financial statements contained herein for more details on these resets), it was determined, under guidance from EITF 00-27 that the debt discount should be restated for the Debentures. The total impact of this restatement on our statement of operations was to decrease the net loss applicable to common stockholders for the year ended December 31, 2004 by $2,959,000 or $0.07 per share, and to increase the net loss applicable to common stockholders by $287,000 or $0.01 per share for the year ended December 31, 2003.

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

(3) The Company recorded $241,000 in other income incorrectly in the third quarter 2005 related to the termination of the MOU notice received by Astellas. This amount was subsequently adjusted back to an accrued liability as of December 31, 2005, as the agreement has not yet been formally terminated.

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

                           Hemispherx Biopharma, Inc.
                 Schedule II -Valuation and Qualifying Accounts
                             (dollars in thousands)

                                 Column B
                                Balance at     Column C                   Column E
Column A                       beginning of   Charge to    Column D      Balance at
Description                       period       expense    Write-offs   end of period
----------------------------   ------------   ---------   ----------   -------------
Year Ended December 31, 2005
  Reserve for inventory            $225           --        (125)           $100

Year Ended December 31, 2004
  Reserve for inventory            $ --          225          --            $225

Year Ended December 31, 2003
  Reserve for inventory            $ --           --          --            $ --