Form 10-Q
period 2006-06-30
HEMISPHERX BIOPHARMA INC
filed 2006-08-14
CIK 946644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
|_| Large accelerated filer   |X| Accelerated filer   |_| Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

62,581,122 shares of common stock were issued and outstanding as of August 8, 2006.

                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                    December 31,     June 30,
                                                        2005           2006
                                                    ------------   -----------
                                                                   (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                          $   3,827     $   2,555
  Short term investments (Note 4)                       12,377        18,963
  Inventory, net                                         1,767         1,270
  Accounts and other receivables, net of reserves
    of $1 and $1, respectively                              96           189
  Prepaid expenses and other current assets                142           116
    Total current assets                                18,209        23,093
Property and equipment, net                              3,364         4,803
Patent and trademark rights, net                           795           775
Investment                                                  35            35
Construction in Progress                                   821           546
Deferred financing costs                                   113            76
Advance receivable (Note 5)                              1,300         1,300
Other assets                                                17            17
                                                     ---------     ---------
    Total assets                                     $  24,654     $  30,645
                                                     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $     991     $   1,783
  Accrued expenses                                         865         1,349
  Current portion of long-term debt                         --         3,640
                                                     ---------     ---------
    Total current liabilities                            1,856         6,772
                                                     ---------     ---------
 Long-Term Debt (Note 5)                                 4,171            --
                                                     ---------     ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $0.01 per share,
    authorized 5,000,000; issued and outstanding;
    none                                                    --            --
  Common stock, par value $0.01 per share,
    authorized 100,000,000 shares; issued and
    outstanding 56,264,155 and 62,252,568
    respectively                                            56            62
  Additional paid-in capital                           166,394       182,384
  Accumulated other comprehensive (loss) income           (171)           79
  Accumulated deficit                                 (147,652)     (158,652)
                                                     ---------     ---------
  Total stockholders' equity                            18,627        23,873
                                                     ---------     ---------
  Total liabilities and stockholders' equity         $  24,654     $  30,645
                                                     =========     =========

See accompanying notes to condensed consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                            Three months ended June 30,
                                            ---------------------------
                                                2005           2006
                                            ------------   ------------
Revenues:
Sales of product net                        $       240    $       197
Clinical treatment programs                          60             50
                                            -----------    -----------
Total revenues                                      300            247
Costs and expenses:
Production/cost of goods sold                       103            398
Research and development                          1,158          2,588
General and administrative                        1,523          2,086
                                            -----------    -----------
Total costs and expenses                          2,784          5,072
Interest and other income                            63            205
Interest expense                                   (107)          (326)
Financing costs (Note 5)                           (817)          (135)
                                            -----------    -----------
Net loss                                    $    (3,345)   $    (5,081)
                                            ===========    ===========
Basic and diluted loss per share (Note 2)   $      (.07)   $      (.08)
                                            ===========    ===========
Weighted average shares outstanding          50,299,176     64,033,333
                                            ===========    ===========

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                            Six months ended June 30,
                                            -------------------------
                                                2005          2006
                                            -----------   -----------
Revenues:
Sales of product net                        $       469   $       380
Clinical treatment programs                          89           103
                                            -----------   -----------
Total revenues                                      558           483
Costs and expenses:
Production/cost of goods sold                       201           697
Research and development                          2,426         5,018
General and administrative                        2,550         5,178
                                            -----------   -----------
Total costs and expenses                          5,177        10,893
Interest and other income                           293           160
Interest expense                                   (213)         (410)
Financing costs (Note 5)                         (1,786)         (340)
                                            -----------   -----------
Net loss                                    $    (6,325)  $   (11,000)
                                            ===========   ===========
Basic and diluted loss per share (Note 2)   $      (.13)  $      (.18)
                                            ===========   ===========
Weighted average shares outstanding          50,033,623    60,132,309
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

                                                        Common                 Accumulated
                                                         Stock                    other
                                             Common      $.001   Additional   Comprehensive                     Total
                                              Stock       Par      paid-in        Income      Accumulated   stockholders'
                                             Shares      Value     capital        (loss)        deficit         equity
                                           ----------   ------   ----------   -------------   -----------   -------------
Balance at December 31, 2005               56,264,155     $56     $166,394        $(171)       $(147,652)     $ 18,627
Debt conversions                              400,642       1          833           --               --           834
Interest Payments                              43,875      --          101           --               --           101
Warrants exercised                            255,416      --          672           --               --           672
Private placement, net of issuance costs    5,235,420       5       11,975           --               --        11,980
Stock issued for settlement of accounts
  payable and accrued expenses                 53,060      --          146           --               --           146
Stock warrant compensation expense                 --      --        2,263           --               --         2,263
Net comprehensive income (loss)                    --      --           --          250          (11,000)      (10,750)
                                           ----------     ---     --------        -----        ---------      --------
Balance at June 30, 2006                   62,252,568     $62     $182,384        $  79        $(158,652)     $ 23,873
                                           ==========     ===     ========        =====        =========      ========

See accompanying notes to consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2005 and 2006
                                 (in thousands)
                                   (Unaudited)

                                                        2005      2006
                                                      -------   --------
Cash flows from operating activities:
Net loss                                              $(6,325)  $(11,000)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation of property and equipment                     57         70
Amortization of patent and trademark rights               174         56
Financing cost related to debt discounts                1,786        340
Stock compensation expense                                106      2,263
Interest expense                                          213        101
Changes in assets and liabilities:
Inventory                                                 333        497
Accounts and other receivables                             67        (93)
Prepaid expenses and other current assets                  41         26
Accounts payable                                           80        937
Accrued expenses                                         (397)       484
                                                      -------   --------
Net cash used in operating activities                  (3,865)    (6,319)
                                                      -------   --------
Cash flows from investing activities:
Purchase of property plant and
  equipment, net                                         (110)    (1,508)
Additions to patent and trademark
  rights                                                  (71)       (36)
Maturity of short term
  investments                                           7,934     12,548
Purchase of short term investments                     (6,907)   (18,884)
Construction in progress                                   --        275
                                                      -------   --------
Net cash provided by (used in) investing activities   $   846   $ (7,605)
                                                      -------   --------

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 2005 and 2006
                                 (in thousands)
                                   (Unaudited)

                                                       2005      2006
                                                     -------   -------
Cash flows from financing activities:
Proceeds from exercise of stock warrants                   8       672
Proceeds from sale of stock, net of issuance costs        --    11,980
                                                     -------   -------
Net cash provided by financing activities                  8    12,652
                                                     -------   -------
Net decrease in cash and cash equivalents             (3,011)   (1,272)
Cash and cash equivalents at beginning of period       8,813     3,827
                                                     -------   -------
Cash and cash equivalents  at end of period          $ 5,802   $ 2,555
                                                     =======   =======
Supplemental disclosures of non-cash investing and
  financing cash flow information:
Issuance of common stock for accounts payable and
  accrued expenses                                   $   192   $   146
Issuance of common stock for debt conversion and
  debt payments                                      $   994   $   834
                                                     =======   =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest             $    --   $    73
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

NOTE 2: NET LOSS PER SHARE

      Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company's convertible debentures, which amounted to 19,651,825 and 30,005,360 shares, are excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2005 and 2006, respectively, since their effect is antidilutive.

NOTE 3: STOCK BASED COMPENSATION

      Prior to the adoption of Statement of Financial Accounting Standard No. 123R, "Share Based Payment", ("FAS 123R") the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 ("FIN 44"), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amended FAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.

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

      Effective January 1, 2006, the Company adopted the FAS 123R. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of FAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under FAS 123, except that forfeitures rates will be estimated for all options, as required by FAS 123R. The cumulative effect of applying the forfeiture rates is not material.

      The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant date fair values of stock options granted during the three months ended June 30, 2005 and 2006, were $1.08 and $2.05, respectively. The estimated per share weighted average grant date fair values of stock options granted during the six months ended June 30, 2005 and 2006, were $1.07 and $1.97, respectively. The fair values of the options granted, were estimated based on the following weighted average assumptions:

                             Six months ended June 30,
                          -------------------------------
                               2005             2006
                          --------------   --------------
Expected volatility       58.78 - 60.67%   72.06% - 79.3%
Risk-free interest rate            4.81%     4.3% - 4.97%
Expected dividend yield              --               --
Expected life                   5 years    2.5 - 5 years

      Stock option activity during the six months ended June 30, 2006, is as follows:

                                                           Weighted
                                              Weighted      average
                                               average    remaining     Aggregate
                                  Number of   exercise    contracted    intrinsic
                                   Options      price    term (years)     value
                                  ---------   --------   ------------   ---------
Outstanding at January 1, 2006    1,985,680    $2.15
Options granted                   1,106,650     3.39
Options exercised                        --       --
Options forfeited                    (1,308)    1.90
                                  =========    =====
Options outstanding at June 30,
  2006                            3,091,022    $2.59         9.04          -0-
                                  =========    =====         ====          ===
Options exercisable at June 30,
  2006                            3,004,322    $2.70         8.56          -0-
                                  =========    =====         ====          ===

      The impact on the Company's results of operations of recording share-based compensation for the three and six months ended June 30, 2006 was to increase general and administrative expenses by approximately $309,000 and $2,263,000, respectively, and reduce earnings per share by $.00 and $.04 per basic and diluted share, respectively.

      As of June 30, 2006, there was no unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plan.

      The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock based compensation prior to January 1, 2006:

                                                                         Three months      Six months
                                                                        Ended June 30,   Ended June 30,
                                                                              2005            2005
                                                                        (in thousands)   (in thousands)
                                                                        --------------   --------------
Net loss                                                                 $    (3,345)     $    (6,325)
Add stock-based employee compensation expense included in
  reported net loss                                                              106              106
Deduct total stock-based employee compensation expense
  determined under fair value based method for all awards, net of tax            (55)             (82)
                                                                         -----------      -----------
Pro forma net loss                                                       $    (3,294)     $    (6,301)
                                                                         ===========      ===========
Pro forma net loss per common share (Basic and diluted)                  $      (.07)     $      (.13)
                                                                         ===========      ===========
Weighted average common shares outstanding: Basic and diluted             50,299,176       50,033,623
                                                                         ===========      ===========
Net loss per common share basic and diluted                              $      (.07)     $      (.13)
                                                                         ===========      ===========

Note 4: SHORT TERM INVESTMENTS

Securities classified as available for sale consisted of (in thousands):

                                     June 30, 2006
                                ----------------------   Unrealized      Maturity
Name of security                 Cost     Market value      gain           date
----------------                -------   ------------   ----------   -------------
Prudential                      $   783     $   798         $15          7/11/06
Federal Home Loan                   781         798          17          7/25/06
General Electric                    775         790          15          9/22/06
AIG Discount Commercial Paper       946         963          17          9/22/06
General Electric                  1,199       1,214          15         11/21/06
Certificate of Deposit            2,000       2,000          --         11/27/06
Certificate of Deposit            2,000       2,000          --         12/21/06
Certificate of Deposit            2,000       2,000          --         12/27/06
Certificate of Deposit            2,000       2,000          --          9/13/06
Certificate of Deposit            1,000       1,000          --          9/23/06
Certificate of Deposit            2,000       2,000          --          9/28/06
Certificate of Deposit            1,400       1,400          --          9/29/06
Certificate of Deposit            2,000       2,000          --          9/29/06
                                -------     -------         ---
                                $18,884     $18,963         $79
                                =======     =======         ===

No investment securities were pledged to secure public funds at June 30, 2006.

Comprehensive Income (loss)

The Company reports comprehensive income (loss), which includes net loss, as well as certain other items, which result in a change to equity during the period.

                                               Three months     Six months
                                              ended June 30   ended June 30
                                              (in thousands)  (in thousands)
                                              -------------   --------------
                                               2005    2006    2005    2006
                                              ------   ----   -----   ------
Unrealized gains (losses) during the period    $(111)   $33    $(95)    164
Realized loss (gains) during the period           29     (3)     10      86
                                               -----    ---    ----    ----
Other comprehensive income(loss)               $ (82)   $30    $(85)   $250
                                               =====    ===    ====    ====

There are no income tax effects allocated to comprehensive income (loss) as the Company has no tax liabilities due to net operating losses.

The basis on which the Company computes gains and losses is based on the specific identification method of accounting. For the six months ended June 30, 2006 total gains from sales of securities was $40,000 and total losses from the sales of securities for the six months ended June 30, 2006 was $126,000.

Note 5: DEBENTURE FINANCING

Long term debt consists of the following:

                                 (in thousands)
                       ---------------------------------
                       December 31, 2005   June 30, 2006
                       -----------------   -------------
October 2003                $ 2,071           $ 2,071
January 2004                  1,365             1,031
July 2004                     1,500             1,000
                            -------           -------
Total                         4,936             4,102
Less Discounts                 (765)             (462)
                            -------           -------
Total                         4,171             3,640
                                              =======
Less current portion             --             3,640
                            -------           -------
Long term debt              $ 4,171           $    --
                            =======           =======

      As of December 31, 2005, the Company made installment payments of $2,389,000 and investors converted an aggregate $2,818,000 principal amount of debt from the debentures as noted below (in thousands):

                                                                                    Common
                        Original                       Installment    Remaining     Shares     Common Shares
                       Principal    Debt Conversion    payments in    Principal   issued for     issued in
     Debenture           Amount    to Common Shares   Common Shares     Amount    Conversion    installments
--------------------   ---------   ----------------   -------------   ---------   ----------   -------------
October 2003            $ 4,142         $2,071            $   --        $2,071     1,025,336            --
January 2004              4,000            747             1,889         1,365       347,000     1,094,149
July 2004                 2,000             --               500         1,500            --       331,669
                        -------         ------            ------        ------     ---------     ---------
Totals                  $10,142         $2,818            $2,389        $4,936     1,372,336     1,425,818
                        =======         ======            ======        ======     =========     =========

      As of June 30, 2006, the Company made aggregate installment payments of $2,388,000 and the investors converted an aggregate $3,652,000 principal amount of debt from the debentures as noted below (in thousands):

                                                                                    Common
                        Original                       Installment    Remaining     Shares     Common Shares
                       Principal    Debt Conversion    payments in    Principal   issued for     issued in
     Debenture           Amount    to Common Shares   Common Shares     Amount    Conversion    installments
--------------------   ---------   ----------------   -------------   ---------   ----------   -------------
October 2003            $ 4,142         $2,071            $   --        $2,071     1,025,336            --
January 2004              4,000          1,081             1,888         1,031       507,257     1,094,149
July 2004                 2,000            500               500         1,000       240,385       331,669
                        -------         ------            ------        ------     ---------     ---------
Totals                  $10,142         $3,652            $2,388        $4,102     1,772,978     1,425,818
                        =======         ======            ======        ======     =========     =========

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

The Company has paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through June 30, 2006 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of June 30, 2006. The cash collateral account provides partial security for repayment of the outstanding principal and accrued interest on the Debentures in the event of default.

As of June 30, 2006, the investors had converted $2,071,178 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,178 is convertible into 1,025,336 shares of common stock.

The Company recorded financing costs for the three months ended June 30, 2005 and 2006, with regard to the October 2003 Debentures of $371,000 and $0, respectively. Interest expense for the three months ended June 30, 2005 and 2006, with regard to the October 2003 Debentures was approximately $31,000 and $36,000, respectively.

The Company recorded financing costs for the six months ended June 30, 2005 and 2006, with regard to the October 2003 Debentures of $741,000 and $0 respectively. Interest expense for the six months ended June 30, 2005 and 2006, with regard to the October 2003 Debentures was approximately $62,000 and $72,000, respectively.

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

The January 2004 Debentures are convertible at the option of the investors at any time through January 31, 2006 into shares of the Company's common stock. The conversion price under the January 2004 Debentures was fixed at $2.53 per share, subject to adjustment for anti-dilution protection for issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect. In addition, in the event that the Company does not pay the redemption price at maturity, the Debenture holders, at their option, may convert the balance due at the lower of (a) the conversion price then in effect and (b) 95% of the lowest closing sale price of the Company's common stock during the three trading days ending on and including the conversion date. Upon completion of the August 2004 Private Placement, the conversion price was lowered to $2.08 per share. The Company recorded an additional debt discount of approximately $915,000 due to this conversion price reset.

In October 2005, the Company entered into an amendment agreement with the January 2004 Debenture holders to amend the maturity date from January 31, 2006 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

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

Taken separately, the March, July, October and January 2004 debenture transactions do not trigger Section 713. However, the AMEX took the position that these transactions should be aggregated and, as such, stockholder approval was required for the issuance of common stock for a portion of the potential exercise of the warrants and conversion of the Debentures in connection with the January 2004 Debentures. The amount of potential shares that the Company could exceed the Exchange Cap amounted to approximately 1,299,000. In accordance with EITF 00-19, Accounting For Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, the Company recorded on January 26, 2004, a redemption obligation of approximately $2,160,000 with a corresponding increase to debt discount to be amortized over the life of the debt or until the Company obtains shareholder approval. Any remaining discount would be reclassed to additional paid in capital.

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

As of June 30, 2006, the Company has made aggregate installment payments of $1,888,000 and the investors have converted an aggregate of $1,081,000 of principal amount of the January 2004 Debentures into 1,094,149 and 507,257 shares of common stock, respectively. During the quarter ended June 30, 2006, the investors did not convert any of the principal amount of the January 2004 Debentures. The remaining principal on these Debentures was $1,031,268 as of June 30, 2006.

The Company recorded financing costs for the three months ended June 30, 2005 and 2006 with regard to the January 2004 Debentures of $189,000 and $0, respectively. Interest expense for the three months ended June 30, 2005 and 2006, with regard to the January 2004 Debentures was approximately $46,000 and $29,000, respectively.

The Company recorded financing costs for the six months ended June 30, 2005 and 2006 with regard to the January 2004 Debentures of $510,000 and $49,000, respectively. Interest expense for the six months ended June 30, 2005 and 2006, with regard to the January 2004 Debentures was approximately $92,000 and $97,000, respectively.

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

In October 2005, the Company entered into an amendment agreement with the July 2004 Debenture holders to amend the maturity date from July 31, 2006 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

As of June 30, 2006, the Company has made aggregate installment payments of $500,000 resulting in the issuance of 331,669 shares of the Company's common stock. During the six months ended June 30, 2006, the Debenture holders converted $500,000 principal amount of the July 2004 Debentures into 240,385 shares of common stock. The remaining principal amount on these debentures was $1,000,000 as of June 30, 2006.

The Company recorded financing costs for the three months ended June 30, 2005 and 2006 with regard to the July 2004 Debentures of $124,000 and $116,000, respectively. Interest expense for the three months ended June 30, 2005 and 2006, with regard to the January 2004 Debentures was approximately $30,000 and $19,000, respectively.

The Company recorded financing costs for the six months ended June 30, 2005 and 2006 with regard to the July 2004 Debentures of $248,000 and $253,000, respectively. Interest expense for the six months ended June 30, 2005 and 2006, with regard to the January 2004 Debentures was approximately $60,000 and $45,000, respectively.

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

Conversion of Convertible Debt

      The maximum number of shares issuable upon debt conversion, including interest as well as 135% of the shares issuable upon conversion and interest payments were 3,667,662 and 2,901,463 shares at December 31, 2005 and June 30, 2006, respectively.

Collateral and Financial Covenants

      The Company paid $1,300,000 in 2003 into the debenture cash collateral account held by the debenture holders as required by the terms of the October 2003 Debentures. The amounts paid have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of June 30, 2006. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

      Pursuant to the terms and conditions of all of the outstanding Debentures, the Company has pledged all of the Company's assets, other than the Company's intellectual property, as collateral, and the Company is subject to comply with certain financial covenants. As of June 30, 2006, the Company was fully compliant with its financial covenants.

      The Company failed to timely file its 2005 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 with the Securities and Exchange Commission ("SEC") pursuant to the 1934 Act, and therefore, was in violation of its covenant to timely file within its debenture agreements. The Company obtained a waiver letter from its debenture holders regarding the failure to meet this covenant. In addition, due to the Company's inability to timely file its annual report on Form 10-K for the year ended December 31, 2005, the Company's registration statement, and the prospectus contained therein, registering the shares issuable upon conversion of and interest under the debentures and upon exercise of related warrants was no longer current. As a result, the Company is subject to payment of liquidated damages until such time as the foregoing shares are again registered for public resale or eligible for resale pursuant to Rule 144(k) under the Securities Act. Liquidated damages are based on the outstanding debt balance times the rate of
0.00067 per day or approximately $2,748 per day. The Company has recorded a current liability for additional interest charges of $242,000 as of June 30, 2006 for these liquidated damages. As of June 30, 2006, the Company anticipated liquidated damages not to exceed $350,000(See Note 7).

Note 6: EQUITY FINANCING

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

      Pursuant to the Company's agreement with Fusion Capital, the Company has registered for public sale by Fusion Capital up to 10,795,597 shares of our common stock. However, in the event that the Company decides to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, the Company would first seek stockholder approval in order to be in compliance with American Stock Exchange rules. As of June 30, 2006, Fusion Capital has purchased an aggregate 9,184,637 shares, including commitment fee shares of 392,799 (as described below) amounting to approximately $20,000,000, in gross proceeds to the Company.

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

      In 2006, the Company issued 4,913,669 shares, including 235,287 commitment fee shares, for proceeds of approximately $11,980,000 which completed the terms of the July 8, 2005, Fusion Capital agreement.

      On April 12, 2006, the Company entered into a Common Stock Purchase Agreement ("Purchase Agreement") with Fusion Capital. Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from the Company up to $50,000,000 of common stock over a period of approximately twenty-five
(25) months. Pursuant to the terms of the Registration Rights Agreement, dated as of April 12, 2006, we agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission on or before June 30, 2006 covering the shares which are issued to or may be issued to Fusion Capital under the Purchase Agreement. By agreement with Fusion Capital on June 23, 2006, the deadline for filing of the Registration Statement was extended to July 31, 2006 (see Note 7). Once the Registration Statement has been declared effective, each trading day during the term of the Purchase Agreement we have the right to sell to Fusion Capital up to $100,000 of the Company's common stock on such date or the arithmetic average of the three lowest closing trade prices of the common stock during the immediately proceeding 12 trading day period. At our option under certain conditions, Fusion Capital can be required to purchase greater amounts of common stock during a given period. In connection with entering into the Purchase Agreement, the Company issued to Fusion Capital 321,751 shares of our common stock. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction. Fusion Capital may not purchase shares of the Company's common stock under the common stock purchase agreement if it, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the 2006 Purchase Agreement which would allow it to avoid the 9.9% limitation. Due to AMEX guidelines, without prior stockholder approval, we do not have the right or the obligation under the Agreement to sell shares to Fusion Capital in excess of 12,386,723 shares (i.e. 19.99% of the 61,964,598 outstanding shares of our common stock on April 12, 2006, the date the 2006 Purchase Agreement) inclusive of commitment shares issued to Fusion Capital under the Agreement (see Note 7 below). In addition, Fusion Capital cannot purchase more than 27,386,723 shares, inclusive of the commitment shares under the Agreement. The Company would have to average a purchase price of approximately $4.28 per share to receive the full $50.0 million under the common stock purchase agreement if the Company does not receive stockholder approval.

Note 7 - SUBSEQUENT EVENTS

      On July 31, 2006, the Company filed with the SEC its Form 10-K/A-2 for the year ended December 31, 2005, its Forms 10-Q/A for the quarterly periods ended June 30, 2005 and September 30, 2005, and, its registration statement on Form S-1 to register the shares required to be registered under the Fusion Capital Agreement and to update its stale registration statements previously filed on Form S-3. Form S-1 was declared effective on August 7, 2006, which included the shares issuable upon conversion and interest under the debenture securities and upon exercise of certain warrants. As noted in Note 5, liquidated damages due to the debenture holders are estimated not to exceed $350,000.

      On July 26, 2006, the Company executed an agreement with Stem Cell Innovations, Inc. (formerly Interferon Sciences, Inc.) whereby it acquired the royalty interest previously granted Interferon Sciences with respect to the Company's sale of products containing alpha interferon in exchange for 250,000 shares of common stock.

      The Company is seeking stockholder approval of the issuance to Fusion Capital of common stock in excess of limitations under AMEX guidelines at its Annual Meeting of Stockholders scheduled for September 20, 2006.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

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

      On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

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

      Our flagship products include Ampligen(R) and Alferon N Injection(R). Ampligen(R) is an experimental drug currently undergoing clinical development for the treatment of: Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS" or "CFS") and HIV, and clinical testing for treatment of avian and seasonal influenza viruses.

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

      On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The requirements are effective for fiscal years beginning after December 15, 2006. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations on us.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Three months ended June 30, 2005 versus Three months ended June 30, 2006

Net loss

      Our net loss for the three months ended June 30, 2006 was approximately $5,081,000 or an increase of $1,736,000 compared to the same period in 2005. This 52% increase primarily consists of 1) an increase of $295,000 in production (manufacturing), 2) a $1,430,000 increase in research and development due to the continued development of our products and 3) a $563,000 increase in general and administration expenses mainly due to stock compensation expense of $247,000 during the current quarter as a result of the implementation of FAS 123R and an increase in accounting fees of $501,000 related to the restatement of our financial statements. These increases in general and administrative expenses were slightly offset by lower investment banking fees of $179,000 during the current quarter. The overall increase in loss was partially offset by a decrease of $463,000 in interest expense and financing costs.

      Net loss per share was $(.08) for current period versus $(.07) in the same period 2005.

Revenues

      Revenues for the three months ended June 30, 2006 were $247,000 as compared to revenues of $300,000 for the same period in 2005. Alferon N Injection(R) sales were down $43,000 or 18% while Ampligen(R) sold under the cost recovery clinical program was down $10,000 or 17%. The decline in Alferon N Injection(R) sales can be attributed to increased competition from rival products. Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R) and 2) collection of clinical data relating to the patients' treatment and results. We are changing our marketing strategy for Alferon N Injection, (R). We are looking into conducting a pilot program with a contract sales organization ("CSD"). As part of this strategic change, we have eliminated our direct sales force. In the future, our focus will be on using CSO's to sell Alferon N Injection(R) in the United States and overseas markets.

Production costs/cost of goods sold

      Our costs for production/cost of goods sold increased $295,000 for the three months ended June 30, 2006 compared to the same period in 2005. This increase was primarily due to higher production costs representing excess production capacity during the current period amounting to $247,000. Cost of goods sold for the three months ended June 30, 2005 and 2006 were $103,000 and $151,000 respectively.

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

Research and Development costs

      Overall research and development costs for the three months ended June 30, 2006 were $2,588,000 as compared to $1,158,000 for the same period a year ago representing an increase of $1,430,000 or 123%. The higher costs reflect an increase in the direct costs associated with our effort to develop our lead products, Ampligen(R), as a therapy in treating acute and chronic diseases, cancers and on-going clinical trials involving patients with HIV and pre-clinical and clinical testing for possible treatment for avian and seasonal influenza viruses. We also incurred higher costs associated with our continued stability studies for Ampligen(R) and Alferon N Injection(R) at our contractor manufacturer's sites during the current quarter. These stability studies are required before our new contract manufacturer can begin the commercial formation, bottling and packaging of our technologies. Also, additional costs were incurred during the current period due to proposals submitted to the Department of Health and Human Services for funding for both Ampligen(R) and Alferon N Injection(R).

      On December 9, 2005, we executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington, for the contract manufacturing of Ampligen(R) for a five year term. Pursuant to the agreement we will supply the key raw materials and Hollister-Stier will formulate and bottle the Ampligen(R). We paid $100,000 as a deposit in order to initiate the manufacturing project. This deposit was expended as research and development in 2005. The achievement of the initial objectives described in the agreement, in combination with our polymer production facility under construction in New Brunswick, N.J., may enable us to manufacture the raw materials for approximately 10,000 doses of Ampligen(R) per week. We completed the transfer of our manufacturing technology to Hollister-Stier and they have completed three pilot manufacturing runs of Ampligen(R) for stability testing using raw material from the inventory of our previous supplier. During the first half of 2006, we have paid Hollister-Stier $921,000. As of July 31, 2006, we have paid an aggregate $1,108,000 pursuant to this agreement.

      The production of Ampligen(R) raw materials in our own facilities has obvious advantages with respect to overall control of the manufacturing procedure of Ampligen(R)'s raw materials, keeping costs down and controlling regulatory compliance issues (other parts of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for Alferon N Injection(R) manufacture). This allows us to obtain Ampligen(R) raw materials on a more consistent and reliable basis. Poly I and Poly C12U make up the key ingredients in Ampligen(R). Our new production line in New Brunswick has produced one lot of Poly I and expects to have one lot of Poly C12U completed by mid-August 2006. Our objective is to have sufficient raw material shipped to Hollister-Stier by September 2006 in order to formulate and bottle three commercial lots for additional validation and stability testing. We have also identified three manufacturers to expand raw material manufacture, if necessary, and obtained preliminary proposals from two. A third manufacturer has started feasibility studies to determine its ability to produce Ampligen raw materials.

      We have identified two other cGMP production facilities in the United States capable of manufacturing Ampligen(R). Engagement of either of these facilities would provide back-up to Hollister-Stier and/or provide additional production capacity if needed. We are reviewing proposals from these production facilities and expect to act upon one or the other at the appropriate time.

      We continue our efforts with respect to preparing a New Drug Application ("NDA") for submission to the Food and Drug Administration ("FDA") for using Ampligen(R) to treat patients afflicted with Chronic Fatigue Syndrome ("CFS"). CFS is a debilitating disease in which patients suffer complex symptoms such as fatigue, flu-like ailments, headaches and muscle pain. At this time, there are no approved treatment therapies. The Center for Disease Control ("CDC") has added CFS to its priority list of emerging diseases. The preparation of the NDA is a time consuming and laborious process and basically involves the preparation of multiple technical documents including those covering 1) safety data results from animal and humans exposed to Ampligen(R), 2) the data collection and analysis of data from human clinical trials proving the efficacy of Ampligen(R) and 3) the capacity and ability to produce Ampligen(R) on a consistent basis in commercial quantities. We have experienced technical teams assigned to preparing each of these three segments. When completed these three technical documents will be consolidated into the common technical document for submitting to the FDA. While the results of our AMP 516 Phase III clinical study is the basis for filing the NDA we must also include the safety data collected on all patients that ever received Ampligen(R) (some 800 patients from clinical trials for CFS, HIV, Hepatitis, cancer, etc.) All of this is time consuming as our clinical monitors and research assistants must visit and audit the records of clinical investigators involved in our Ampligen clinical studies conducted over the last 15 years. Our pre-NDA meeting with the FDA on August 2, 2006 resulted in constructive guidance with respect to the various data segments of our anticipated NDA filing. We may request additional meetings in the near future to complete our pre-NDA requests for guidance.

      We have engaged an independent contractor to assist in filing the NDA electronically to facilitate the review by the FDA. We can not yet provide guidance as to the tentative date at which the compilation and filing of the NDA will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards. Also, the timing of the FDA review process of the NDA is subject to the control of the FDA and could result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients, 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our NDA application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

      Thirty-six HIV patients have participated in our AMP-720 HIV clinical trial. This clinical trial is designed to study the affects of Ampligen with respect to boosting the immune system of HIV patients while they are off of their highly active anti-retroviral therapy ("HAART"). Some 18 anti-viral drugs are currently approved by the FDA for the treatment of HIV infection. The use of various combinations of three or more of these drugs is referred to as HAART. HAART has provided dramatic decreases in morbidity and mortality of HIV Infection. Often, HIV patients must go off of their HAART regiment due to cumulative build up of toxicities. This off period is referred to strategic therapeutic interruption ("STI"). We believe that the use of Ampligen(R) (an anti-viral compound) during the STI period will aid in the suppression of HIV allowing patients to remain off HAART for longer periods of time (longer STI periods allow the HIV patients more time to rid their bodies of the toxicities). Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks. The rate of enrollment in this HIV trial depends on patient availability and on other products being in clinical trials for the treatment of HIV, causing competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment all competing for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb trial is appropriate and whether a Phase III trial will be conducted or not. In case a Phase III study is required, the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we may obtain revenues from our HIV treatment indications.

      At the fourth annual Biodefense Research Meeting of the American Society of Microbiology held in Washington, D.C., on February 16, 2006 we presented results of laboratory testing that showed our two investigational immunotherapeutics, Ampligen(R) and Alferon N Injection(R), are potentially useful against H5N1, or avian flu virus. The pre-clinical research indicates that Ampligen(R), a specifically configured double-stranded RNA, can provide cross-protection against avian flu viral mutations as well as boost the activity of Tamiflu and Relenza, the only two drugs formally recognized for combating bird flu, up to 100 times. Other lab tests, in healthy human volunteers, indicate that Alferon LDO (Low Dose Oral), a new delivery form of an anti-viral with prior regulatory approval for a category of sexually transmitted diseases, can stimulate genes that induce the key effects of interferon and other immune compounds, key building blocks in the body's defense system and may be able to block the "cytokine storm" which attributes to accelerated death especially in avian influenza. The vaccine studies were conducted in conjunction with the National Institute of Infectious Diseases of Japan.

      Other Avian Flu Studies Include:

      o The pre-clinical animal study being conducted by Defence R&D Canada, Suffield (DROC Suffield), an agency of the Canadian department of National Defence, to evaluate the antiviral efficacy of our experimental drug, Ampligen(R) and for protection against human respiratory influenza in validated animal models. This study is ongoing and initial positive results are expected to be reported shortly.

      o The pre-clinical study being conducted by research affiliates of the National Institute of Health at Utah State University to examine if Ampligen(R) enhances the effectiveness of different drug combinations on avian influenza. The ongoing research is comparing the relative protection conveyed by Tamiflu (Oseltamiuir, Roche) and Relenza (Zanamiuir, GlaxosmithKline) with Ampligen(R), alone and in combination, against the avian flu virus. Early results indicate that there is improved protection when Ampligen(R) is combined with Tamiflu and Relenza, and also suggest the potential benefits of Ampligen(R) given as monotherapy.

      We also engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS. In the past year leaders in the Japanese medical community have established the Japanese Society of the Fatigue Science and the Osaka City University Hospital opened the Fatigue Clinical Center as the initial step in their Fatigue Research Project. The Sage Group agreement has been expanded to include obtaining an alliance in Japan for research in using Ampligen(R) to treat avian influenza.

      A clinical study conducted at the Princess Margaret Hospital in Hong Kong evaluated the use of Alferon LDO (Low Dose Oral Interferon Alfa-N3, Human Leukocyte Derived) in normal volunteers. This study completed the dosing of ten patients during the fourth quarter 2005. We are 40% complete in analyzing the results of this study and expect to be 100% complete by the end of August 2006.

      A clinical study to evaluate the use of Alferon LDO in HIV infected volunteers was initiated during the second quarter 2005 in Philadelphia, PA. The study is currently being conducted at two sites, Drexel University and Philadelphia FIGHT, a comprehensive AIDS service organization providing primary care, consumer education, advocacy and research on potential treatments and vaccines. The study is designed to determine whether Alferon LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. The initial patient enrolled in this study in July 2005 and, as of July 2006, twelve patients have enrolled and completed dosing. We are currently receiving data from this study and we are in the process of analyzing the results. This trial methodology may have implications for treating other emerging viruses such as avian influenza (bird flu). Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to a recently convened World Health Organization expert panel in November 2004. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective.

General and Administrative Expenses

      General and Administrative ("G&A") expenses for the three months ended June 30, 2005 and 2006 were approximately $1,523,000 and $2,086,000, respectively. The increase in G&A expenses of $563,000 or 37%, during this period is primarily due to 1) an increase of $247,000 in stock compensation expense mainly due to the adoption of FAS 123R in 2006; and 2) an increase in professional fees of $501,000 related mainly to the restatement of our financial statements. This was slightly offset by lower investment banking fees of $179,000 during the current quarter.

Interest and Other Income and Expense

      Interest and other income and expense for the three months ended June 30, 2005 and 2006 amounted to $63,000 and $205,000, respectively. The increase in interest and other income and expense during the current quarter can primarily be attributed to the timing of maturing marketable securities during the comparable periods. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

      Interest expense and non-cash financing costs were approximately $461,000 for the three months ended June 30, 2006 versus $924,000 in charges for the same three months a year ago. Non-cash financing costs consist of the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our debentures and the relative fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These charges are amortized over the life of the debentures. The main reason for the decrease in interest expense and financing costs of $463,000 can be attributed to decreased amortization charges on the debt discounts as well as decreased charges related to the conversion of the debentures amounting to $682,000. This was slightly offset by an increase in interest expense of $242,000 due to liquidated damages incurred during the current quarter. Please see Note 5 in the consolidated financial statements contained herein for more details on these transactions.

Six months ended June 30, 2005 versus Six months ended June 30, 2006

Net loss

      Our net loss of $11,000,000 for the six months ended June 30, 2006 was up $4,675,000 or 74% compared to the same period in 2005. This increase in loss was primarily due to: 1) Higher G&A expense of $2,628,000 related primarily to the adoption of FAS 123R amounting to $2,155,000 and higher accounting fees related to the restatement of our financial statements of $507,000, and 2) Higher research and development costs of $2,592,000 due to an increase in direct costs associated with developing Ampligen(R) and Alferon N Injection(R) for new and existing indications and costs associated with stability studies for Ampligen(R) and Alferon N Injection(R) related to manufacturing at our new contract manufacturers' sites, and 3) higher production costs of approximately $496,000 due to excess manufacturing capacity. Offsetting these increased expenditures, was a decrease in our interest expense and financing costs of approximately $1,249,000 as the amortization of the discounts on our convertible debentures decreases as they near maturity. Net losses per share were $(.18) for current period versus $(.13) in the same period 2005.

Revenues

      Revenues for the six months ended June 30, 2006 were $483,000 as compared to revenues of $558,000 for the same period in 2005. Ampligen(R) sold under the cost recovery clinical program was up $14,000 (16%) and Alferon N Injection(R) sales were down $89,000 (19%). The decline in Alferon N Injection(R) sales can be attributed to increased competition from rival products. Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R) and 2) collection of clinical data relating to the patients' treatment and results. We are changing our marketing strategy for Alferon N Injection, (R). We are looking into conducting a pilot program with a contract sales organization ("CSD"). As part of this strategic change, we have eliminated our direct sales force. In the future, our focus will be on using CSO's to sell Alferon N Injection(R) in the United States and overseas markets.

Production costs/cost of goods sold

      Production/cost of goods sold increased $496,000 for the six months ended June 30, 2006 compared to the same period in 2005. This increase was primarily due to higher production costs representing excess production capacity during the six months ended June 30, 2006, amounting to $450,000. Cost of goods sold for the six months ended June 30, 2005 and 2006 were $201,000 and $247,000, respectively.

Research and Development costs

      Overall research and development direct costs for the six months ended June 30, 2005 and 2006 were $2,426,000 and $5,018,000, respectively, representing an increase or $2,592,000 or 107%. For more information on research and development activities, see the research and development section contained within the results of operations for the three months ended June 30, 2005 versus three months ended June 30, 2006 discussed above.

General and Administrative Expenses

      General and Administrative ("G&A") expenses for the six months ended June 30, 2005 and 2006 were approximately $2,550,000 and $5,178,000, respectively, representing an increase of a $2,628,000 or 103%. The increase in G&A expenses relates primarily to the adoption of FAS 123R which has increased stock compensation expense approximately $2,157,000 during the current period versus a year ago. In addition, we have incurred higher accounting fees related to the restatement of our financial statements which has increased these fees by approximately $507,000 from the same period a year earlier.

Interest and Other Income

      Interest and other income for the six months ended June 30, 2005 and 2006 totaled $293,000 and $160,000, respectively. The decrease in interest and other income during the current quarter can primarily be attributed to the timing of the maturities of our marketable securities during the 2006 period versus the same period a year earlier. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

      Interest expense and non-cash financing costs were approximately $750,000 for the six months ended June 30, 2006 versus $1,999,000 for the same six months a year ago. The main reason for the decrease in interest expense and financing costs of $1,249,000 can be attributed to decreased amortization charges on debt discounts as well as charges related to the conversion of the debentures. (Please see Note 5 in the consolidated financial statements contained herein for more details on these transactions.)

Liquidity And Capital Resources

      Cash used in operating activities for the six months ended June 30, 2006 was $6,319,000 compared to $3,865,000 for the same period a year earlier. This increase of $2,454,000 was primarily due to higher research and development activity for our experimental products. Cash used in investing activities was $7,605,000 for the six months ended June 30, 2006. This was mainly due to the net effect of purchases and maturities within our short term investments as well as capital additions to our New Jersey facility relating to our raw material production line. Cash provided by financing activities for this period amounted to $12,652,000, primarily from the sale of common stock. As of June 30, 2006, we had approximately $21,500,000 in cash and cash equivalents and short-term investments, an increase of $5,314,000 from December 31, 2005. These funds should be sufficient to meet our operating cash requirements including debt service for the next 18 months.

      On February 27, 2006, the debenture holders converted $333,334 principal amount of the January 2004 debenture into 160,257 shares of common stock. On March 21, 2006, the debenture holders converted $500,000 of the July 2004 debenture into 240,385 shares of common stock.

      Due to our inability to timely file our annual report on Form 10-K for the year ended December 31, 2005, our registration statement, and the prospectus contained therein, registering the shares issuable upon conversion of and interest under the debentures and upon exercise of related warrants was no longer current. As a result, we currently are subject to liquidated damages until the time that such shares are again registered for public resale or eligible for resale pursuant to Rule 144(k) under the Securities Act. We anticipate the liquidated damages not to exceed $350,000 as the SEC declared our registration statement (which included the debenture securities) effective on August 7, 2006.

      Pursuant to the terms of the July 8, 2005 common stock purchase agreement, as of April 3, 2006, Fusion Capital has purchased an aggregate of 9,184,637 shares, including 392,799 commitment fee shares, for gross proceeds of $20,000,000.

      On April 12, 2006, we entered into a common stock purchase agreement (the "2006 Purchase Agreement") with Fusion Capital, pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50.0 million over a period of approximately 25 months as described below. We have the right to suspend such purchases or terminate the agreement at any time. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $1.00.

      The purchase price per share will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the average of the three lowest closing sale prices of our common stock during the twelve consecutive trading days prior to the date of a purchase by Fusion Capital.

      The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction. Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if it, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the 2006 Purchase Agreement which would allow it to avoid the 9.9% limitation. Due to American Stock Exchange requirements (the "AMEX Cap"), without prior stockholder approval, we do not have the right or the obligation under the Agreement to sell shares to Fusion Capital in excess of 12,386,723 shares (i.e. 19.99% of the 61,964,598 outstanding shares of our common stock on April 12, 2006, the date of the 2006 Purchase Agreement) inclusive of the commitment shares (discussed below). We are seeking stockholder approval of the issuance to Fusion Capital of common stock in excess of the AMEX Cap at our Annual Meeting of Stockholders scheduled for September 20, 2006. Notwithstanding the foregoing, Fusion Capital cannot purchase more than 27,386,723 shares, inclusive of the commitment shares under the common stock purchase agreement. We would have to average a purchase price of approximately $4.28 per share to receive the full $50.0 million under the common stock purchase agreement if we do not receive stockholder approval.

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

      We filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission on July 31, 2006 covering the shares of our common stock to be issued under the 2006 Purchase Agreement and are required to keep it effective until the earlier of the date that all shares are sold or can be sold pursuant to the provisions of Rule 144(k) under the Securities Act. If the registration statement is not declared effective or, after the registration statement is declared effective, we do not keep the registration statement effective, Fusion Capital may terminate the agreement. Form S-1 was declared effective on August 7, 2006, which included the shares issuable upon conversion and interest under the debenture securities and upon exercise of certain warrants.

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

      Under the terms of 2006 Purchase Agreement, Fusion Capital has received 321,751 shares of our common stock as a partial commitment fee and is entitled to receive up to an additional 321,751 commitment shares (collectively, the "Commitment Shares"). These additional commitment shares will be issued in an amount equal to the product of (x) 321,751 and (y) the Purchase Amount Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares are being purchased by Fusion Capital and the denominator of which is $50,000,000. Unless an event of default occurs these shares must be held by Fusion Capital until 25 months from the date of the 2006 Purchase Agreement or the date such agreement is terminated or in the event that certain conditions precedent are not met.

      We anticipate using the proceeds from this financing to extend our New Brunswick facility for the production of Ampligen(R) and Alferon N Injection(R), Research and Development to meet potential government procurement requirements concerning avian influenza treatment and/or prevention and for general corporate purposes.

      Please see Note 5 "Debenture Financing" and Note 6 "Equity Financing" in the consolidated financial statements contained herein for more details on debenture and stock financings.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

      We had approximately $21,500,000 in cash and cash equivalents and short-term investments at June 30, 2006. To the extent that our cash and cash equivalents and short term investments exceed our near term funding needs, we generally invest the excess cash in three to twelve month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

      Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We place our cash and cash equivalents with what management believes to be high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit.

      We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In connection with such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K/A for the period ended December 31, 2005.

Remediation of Material Weaknesses

      During the second quarter of 2006, to remedy the material weakness in our internal control over financial reporting, we initiated the process of establishing procedures to enhance controls over the "financial statement close and disclosure" process which included subscribing to CCH's "Accounting Research Manager", a recognized on-line service in order to maintain up-to-date accounting and disclosure guidance. In addition, we have established policies and procedures to include a detailed comprehensive review of the underlying information supporting the amounts included within our consolidated financial statements and disclosures including documented reviews to assist in ensuring:
1) clerical accuracy within our financial statements and disclosures, 2) financial statement groupings within our financial statements are accurate, 3) support utilized in preparation of the consolidated statement of cash flows is accurate, and 4) equity transactions during the reporting period are completely and accurately recorded. We engaged an additional accounting consultant in April 2006 to assist in initiating the implementation of these policies and procedures during the second quarter 2006. The control deficiencies will be fully remediated when in the opinion of our management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. We believe our management will be able to make this assessment by December 31, 2006.

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

      On January 10, 2005, we initiated a multicount lawsuit in the United States District Court for the Eastern District of Pennsylvania seeking injunctive relief and damages against a conspiratorial group, many of whom are foreign nationals or companies located outside the United States alleging that the conspiratorial group has engaged in secret meetings, market manipulations, fraudulent misrepresentations, utilization of foreign accounts and foreign secrecy laws all in furtherance of an illegal scheme to take over Hemispherx and enrich themselves at the expense of Hemispherx's public shareholders. On February 18, 2005 we filed an amended complaint in the same lawsuit joining Redlabs, USA, Inc. as a defendant with the existing defendants R.E.D. Laboratories, N.V./S.A., Bart Goemaere, Jan Goemaere, Dr. Kenny De Meirleir, Kenneth Schepmans, Johan Goossens, Lieven Vansacker and John Does. Pursuant to an agreement in which R.E.D. Laboratories, N.V./S.A. and Dr. Kenny DeMeirleir agreed not to participate in a hostile takeover of Hemispherx for a period of five years, R.E.D. Laboratories, N.V./S.A. and Dr. Kenny DeMeirleir have been dismissed as defendants in the litigation. We dismissed without prejudice the litigation against the remaining defendants.

ITEM 1A: Risk Factors

      The following cautionary statements identify important factors that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

Risks Associated With Our Business

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

      We are in the process of preparing an NDA to be submitted to the FDA for approval to use Ampligen in the treatment of Chronic Fatigue Syndrome. We can provide no guidance as to the tentative data at which the compilation and filing of the NDA will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the ability of Hollister-Stier facilities to interface with our own New Brunswick staff/facilities to meet the manufacturing regulatory standards. Also, the timing of the FDA review process of the NDA is subject to the control of the FDA and could result in one of the following events; 1) approval to market Ampligen(R) for use in treating ME/CFS patients 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our NDA application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen(R).

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

      In addition, Ampligen(R) is being tested on two strains of avian flu. There are a number of strains and strains mutate. No assurance can be given that Ampligen(R) will be effective on any strains that might infect humans.

We may continue to incur substantial losses and our future profitability is uncertain.

      We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of June 30, 2006 our accumulated deficit was approximately $158,652,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

      The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2006, we had approximately $21,500,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements, including debt service, for at least the next 12 months.

      On April 12, 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed, under certain conditions and with certain limitations, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50.0 million over a 25 month period. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity And Capital Resources."

      We only have the right to receive $100,000 per trading day under the agreement with Fusion Capital unless our stock price exceeds $1.90 by at least $0.10, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. Since we are in the process of registering 12,386,723 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement (inclusive of up to 643,502 additional Commitment Shares), the selling price of our common stock to Fusion Capital will have to average at least about $4.26 per share for us to receive the maximum proceeds of $50.0 million without registering additional shares of common stock. Assuming a purchase price of $2.26 per share (the closing sale price of the common stock on July 28, 2006) and the purchase by Fusion Capital of the full 12,386,723 shares (inclusive of up to 643,502 additional Commitment Shares) under the common stock purchase agreement, proceeds to us would only be $26,539,679 unless we choose to register more than 12,386,723 shares, which we have the right, but not the obligation, to do. In the event we elect to issue additional shares to Fusion Capital, we will be required to (i) file a new registration statement and have it declared effective by the Securities and Exchange Commission and (2) seek stockholder approval in order to be in compliance with the American Stock Exchange Market rules. In addition, Fusion Capital cannot purchase more than 27,386,723 shares, inclusive of Commitment Shares under the common stock purchase agreement. Accordingly, depending upon the future market price of our common stock, we may realize less than the maximum $50,000,000 proceeds from the sale of stock under the Purchase Agreement.

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

      We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework (COSO). Based on this assessment, our management identified the following material weaknesses as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

      Although the recording of the convertible debentures occurred during the periods from March 2003 through July 2004, and we have not issued any debentures since July 2004, we have taken and plan to take, during 2006, additional steps to remediate these internal control weaknesses. We have subscribed to CCH's "Accounting Research Manager," a recognized on-line service in order to maintain up-to-date accounting guidance to enhance internal control over both financial reporting and disclosure requirements. In addition, we have established policies and procedures to include a detailed comprehensive review of the underlying information supporting the amounts included within our consolidated financial statements and disclosures including to assist in ensuring: 1) clerical accuracy within our financial statements and disclosures, 2) financial statement groupings within our financial statements are accurate, 3) support utilized in preparation of the consolidated statement of cash flows is accurate, and 4) equity transactions during the reporting period are complete and accurate. We also engaged an additional accounting consultant in April 2006 to assist in initiating the implementation of these policies and procedures on a going forward basis. Notwithstanding the foregoing, and the measures we have taken and any future measures we may take to remediate the reported internal control weaknesses, we may not be able to maintain effective internal controls over financial reporting in the future. In addition, deficiencies in our internal controls may be discovered in the future. Any failure to remediate the reported material weaknesses, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could affect the ability of our management to certify in our Forms 10-K and 10-Q that our internal controls are effective when it provides an assessment of our internal control over financial reporting, and could affect the results of our independent registered public accounting firm's related attestation report regarding our management's assessment. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

      Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended July 31, 2006, the price of our common stock has ranged from $1.45 to $3.99 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

      We have registered 12,386,723 shares for sale by Fusion Capital and 333,658 shares by others, and may, in the future, register additional shares for sale by Fusion under the common stock purchase agreement. As of August 8, 2006, approximately 2,341,007 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act, 815,117 of which have been registered in prior registration statements. Also, we have registered 10,084,996 shares issuable (i) upon conversion of approximately 135% of Debentures that we issued in 2003 and 2004; (ii) as payment of 135% of the interest on all of the Debentures; (iii) upon exercise of 135% of certain Warrants; and (iv) upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital and other shares registered for selling stockholders could cause the price of our common stock to decline.

      The sale by Fusion Capital and other selling stockholders of our common stock will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, the mere prospect of resales by Fusion Capital and other selling stockholders as contemplated in this prospectus could depress the market price for our common stock. The issuance of shares to Fusion Capital under the common stock purchase agreement, will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

      The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold to Fusion Capital are to be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares offered by this prospectus will be sold over a period of in excess of 25 months. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock to Fusion Capital pursuant to the purchase agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

      Our Certificate of Incorporation currently authorizes the issuance of 100,000,000 common shares and 5,000,000 Preferred Shares. As of August 8, 2006, we had 62,581,122 common shares outstanding and 35,637,410 common shares reserved for future issuance under our existing stock option plan and outstanding options, warrants, convertible debentures, and the 2006 Purchase Agreement with Fusion, leaving only 1,806,043 common shares available for future use. In April 2006, our Board of Directors adopted a resolution proposing that our Certificate of Incorporation be amended to increase the authorized number of common shares to 200,000,000 subject to stockholder approval of such amendment. If stockholders do not approve the amendment to our Certificate of Incorporation at our next Annual Stockholders Meeting, it could harm our business by preventing us from utilizing the daily purchase amounts available under the 2006 Purchase Agreement in full, raising capital from the issuance of our common stock or delaying the payment of services via issuances of our common stock.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended June 30, 2006, we issued 1) 798,239 shares issued pursuant to the 2005 and 2006 Purchase Agreements with Fusion Capital, and 2) and an aggregate of 17,360 shares for services performed.

      All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended June 30, 2006.

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

                                        HEMISPHERx BIOPHARMA, INC.


                                        /S/ William A. Carter
                                        ---------------------------------------
                                        William A. Carter, M.D.
                                        Chief Executive Officer & President


                                        /S/ Robert E. Peterson
                                        ---------------------------------------
                                        Robert E. Peterson
                                        Chief Financial Officer

Date: August 14, 2006