Form 10-Q
period 2006-09-30
HEMISPHERX BIOPHARMA INC
filed 2006-11-07
CIK 946644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

Commission File Number: 0-27072

                           HEMISPHERx BIOPHARMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             52-0845822
-------------------------------                              -------------------
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

63,585,329 shares of common stock were issued and outstanding as of November 1, 2006.

                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                   December 31,    September 30,
                                                       2005            2006
                                                   ------------    -------------
                                                                    (unaudited)

                                 ASSETS
Current assets:
 Cash and cash equivalents                           $   3,827       $   4,518
 Short term investments (Note 4)                        12,377          14,505
 Inventory, net                                          1,767           1,092
 Accounts and other receivables, net of
 reserves of $1 and $1, respectively                        96             279
 Prepaid expenses and other current assets                 142              87

         Total current assets                           18,209          20,481

Property and equipment, net                              3,364           4,773
Patent and trademark rights, net                           795             875
Investment                                                  35              35
Construction in Progress                                   821             546
Royalty Interest                                            --             612
Deferred financing costs                                   113              57
Advance receivable (Note 5)                              1,300           1,300
Other assets                                                17              17
                                                     ---------       ---------

         Total assets                                $  24,654       $  28,696
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $     991       $   2,288
 Accrued expenses                                          865           1,172
 Current portion of long-term debt                          --           3,756
                                                     ---------       ---------
         Total current liabilities                       1,856           7,216
                                                     ---------       ---------

 Long-Term Debt (Note 5)                                 4,171              --
                                                     ---------       ---------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, par value $0.01 per share,
 authorized 5,000,000; issued and outstanding;
 none                                                       --              --
 Common stock, par value $0.01 per share,
 authorized 200,000,000 shares; issued and
 outstanding 56,264,155 and 62,892,847
 respectively                                               56              63
 Additional paid-in capital                            166,394         183,852
 Accumulated other comprehensive (loss) income            (171)             24
 Accumulated deficit                                  (147,652)       (162,459)
                                                     ---------       ---------

 Total stockholders' equity                             18,627          21,480
                                                     ---------       ---------

 Total liabilities and stockholders' equity          $  24,654       $  28,696
                                                     =========       =========

See accompanying notes to condensed consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                Three months ended September 30,
                                                --------------------------------
                                                    2005               2006
                                                ------------       ------------

Revenues:
Sales of product net                            $        216       $        189
Clinical treatment programs                               55                 43
                                                ------------       ------------

Total revenues                                           271                232

Costs and expenses:
Production/cost of goods sold                             93                308
Research and development                                 987              2,512
General and administrative                             1,384              1,276
                                                ------------       ------------

Total costs and expenses                               2,464              4,096

Interest and other income                                250                356
Interest expense                                         (84)              (164)
Financing costs (Note 5)                                (616)              (135)
                                                ------------       ------------

Net loss                                        $     (2,643)      $     (3,807)
                                                ============       ============

Basic and diluted loss per share (Note 2)       $       (.05)      $       (.06)
                                                ============       ============

Weighted average shares outstanding               51,301,946         62,570,061
                                                ============       ============

See accompanying notes to consolidated financial statements.

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                Nine months ended September 30,
                                                -------------------------------
                                                    2005               2006
                                                ------------       ------------

Revenues:
Sales of product net                            $        685       $        569
Clinical treatment programs                              144                146
                                                ------------       ------------

Total revenues                                           829                715

Costs and expenses:
Production/cost of goods sold                            294              1,005
Research and development                               3,413              7,530
General and administrative                             3,933              6,454
                                                ------------       ------------

Total costs and expenses                               7,640             14,989

Interest and other income                                543                516
Interest expense                                        (297)              (574)
Financing costs (Note 5)                              (2,403)              (475)
                                                ------------       ------------

Net loss                                        $     (8,968)      $    (14,807)
                                                ============       ============

Basic and diluted loss per share (Note 2)       $       (.18)      $       (.24)
                                                ============       ============

Weighted average shares outstanding               50,401,043         60,953,372
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

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Changes in
                  Stockholders' Equity and Comprehensive loss
                        (in thousands except share data)
                                   (Unaudited)

                                                           Common
                                                            Stock                       Accumulated
                                              Common        $.001        Additional        other                           Total
                                              Stock          Par           paid-in     Comprehensive    Accumulated    stockholders'
                                              Shares        Value          capital     Income (loss)      deficit         equity
                                            ----------    ----------     ----------    -------------    -----------    -------------
Balance at December 31, 2005                56,264,155    $       56     $  166,394     $     (171)     $ (147,652)     $   18,627
Debt conversions                               400,642             1            833             --              --             834
Interest Payments                               43,875            --            101             --              --             101
Warrants exercised                             255,416            --            672             --              --             672
Private placement, net of issuance costs     5,539,366             6         12,587             --              --          12,593
      31.2  Certification  pursuant to
payable and accrued expenses                    77,665            --            209             --              --             209
Stock issued to purchase patents                61,728            --            150             --              --             150
Stock issued to purchase royalty interest      250,000             0            620             --              --             620
Stock warrant compensation expense                  --            --          2,286             --              --           2,286

Net comprehensive income (loss)                     --            --             --            195         (14,807)        (14,612)
                                            ----------    ----------     ----------     ----------      ----------      ----------

Balance at September 30, 2006               62,892,847    $       63     $  183,852     $       24      $ (162,459)     $   21,480
                                            ==========    ==========     ==========     ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2006
                                 (in thousands)
                                   (Unaudited)

                                                           2005          2006
                                                         --------      --------
Cash flows from operating activities:
Net loss                                                 $ (8,968)     $(14,807)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation of property and equipment                         87           131
Amortization of patent and trademark rights, and
royalty interest                                              222           125
Financing cost related to debt discounts                    2,403           475
Stock compensation expense                                    289         2,286
Interest expense                                              317           101
Changes in assets and liabilities:
Inventory                                                     314           676
Accounts and other receivables                                 70          (183)
Prepaid expenses and other current assets                     172            54
Accounts payable                                              263         1,505
Accrued expenses                                             (452)          309
                                                         --------      --------
Net cash used in operating activities                      (5,283)       (9,328)
                                                         --------      --------

Cash flows from investing activities:
Purchase of property plant and equipment, net                (289)       (1,266)
Additions to patent and trademark rights                     (107)          (47)
Maturity of short term investments                          7,934        12,548
Purchase of short term investments                         (6,900)      (14,481)

                                                         --------      --------

Net cash provided by (used in) investing activities      $    638      $ (3,246)
                                                         --------      --------

                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 2005 and 2006
                                 (in thousands)
                                   (Unaudited)

                                                              2005         2006
                                                            -------      -------
Cash flows from financing activities:
Proceeds from exercise of stock warrants                          8          672
Proceeds from sale of stock, net of issuance costs              790       12,593

                                                            -------      -------
Net cash provided by financing activities                       798       13,265
                                                            -------      -------

Net decrease in cash and cash equivalents                    (3,847)         691

Cash and cash equivalents at beginning of period              8,813        3,827
                                                            -------      -------

Cash and cash equivalents  at end of period                 $ 4,966      $ 4,518
                                                            =======      =======

Supplemental disclosures of non-cash investing
and financing cash flow information:
Issuance of common stock for
Patents and royalty interest                                $    --      $   770
                                                            =======      =======
Issuance of common stock for
accounts payable and accrued
expenses                                                    $   314      $   209
                                                            =======      =======
Issuance of common stock for
debt conversion and debt
payments                                                    $ 1,927      $   834
                                                            =======      =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                    $    --      $   145
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

NOTE 2: NET LOSS PER SHARE

      Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company's convertible debentures, which amounted to 29,319,185 and 29,693,497 shares, are excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2005 and 2006, respectively, since their effect is antidilutive.

NOTE 3: STOCK BASED COMPENSATION

      Prior to the adoption of Statement of Financial Accounting Standard No. 123R, "Share Based Payment", ("FAS 123R") the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 ("FIN 44"), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amended FAS 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.

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

      Effective January 1, 2006, the Company adopted FAS 123R. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of FAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under FAS 123, except that forfeitures rates will be estimated for all options, as required by FAS 123R. The cumulative effect of applying the forfeiture rates is not material.

      The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant date fair values of stock options granted during the three months ended September 30, 2005 and 2006, were $.83 and $0, respectively. The estimated per share weighted average grant date fair values of stock options granted during the nine months ended September 30, 2005 and 2006, were $.85 and $1.97, respectively. The fair values of the options granted, were estimated based on the following weighted average assumptions:

                                        Nine months ended September 30,
                                          2005                    2006
                                          ----                    ----
          Expected volatility        58.78% - 60.67%         72.06% - 79.3%
          Risk-free interest rate    4.81%                   4.3% - 4.97%
          Expected dividend yield    --                      --
          Expected life              5 years                 2.5 - 5 years

      Stock option activity during the nine months ended September 30, 2006, is as follows:

                                                                        Weighted
                                                        Weighted        average
                                                         average       remaining     Aggregate
                                       Number of        exercise      contracted     intrinsic
                                        Options          price       term (years)      value
                                       ---------       ---------     ------------    ---------
Outstanding at January 1, 2006         1,985,680       $    2.15
Options granted                        1,106,650            3.39
Options exercised                             --              --
Options forfeited                         (1,308)           1.90
                                       ---------       ---------
Options outstanding at                 =========       =========      =========      =========
September 30, 2006                     3,091,022       $    2.59           9.04            -0-
                                       =========       =========      =========      =========

Options exercisable at                 =========       =========      =========      =========
September 30, 2006                     3,004,322       $    2.70           8.56            -0-
                                       =========       =========      =========      =========

      The impact on the Company's results of operations of recording share-based compensation for the three and nine months ended September 30, 2006 was to increase general and administrative expenses by approximately $23,000 and $2,286,000, respectively, and reduce earnings per share by $0 and $.04 per basic and diluted share, respectively.

      As  of  September  30,  2006,   there  was  no  unrecognized   stock-based
compensation cost related to options granted under the Equity Incentive Plan.

      The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock based compensation prior to January 1, 2006:

                                                                                    Three              Nine
                                                                                    months             months
                                                                                    Ended              Ended
                                                                                September 30,      September 30,
                                                                                     2005               2005
                                                                                (in thousands)     (in thousands)
Net loss, as reported                                                            $     (2,643)      $     (8,968)

Add stock-based employee compensation expense included in reported net loss               177                283

Deduct total stock-based employee compensation expense determined under
fair value based method for all awards, net of tax                                       (291)              (373)
                                                                                 -------------------------------

Pro forma net loss                                                               $     (2,757)      $     (9,058)
                                                                                 ============       ============

Net loss per common share (Basic and diluted):
  As Reported                                                                    $       (.05)      $       (.18)
                                                                                 ============       ============
  Pro Forma                                                                      $       (.05)      $       (.18)
                                                                                 ============       ============

Weighted average common shares outstanding:
Basic and diluted                                                                  51,301,946         50,401,043
                                                                                 ============       ============

Note 4: SHORT TERM INVESTMENTS

Securities classified as available for sale consisted of (in thousands):

                                 September 30, 2006
                                 ------------------
                                             Market    Unrealized      Maturity
Name of security                   Cost       value       gain           date
                                 -------     -------   ----------     ----------

General Electric                 $ 1,199     $ 1,231     $    32      11/21/2006
Natexis Banques Popl                 969         967          (2)      5/25/2007
AIG FDG Disc Com Paper               972         971          (1)      4/25/2007
American General Fin Corp            976         974          (2)      3/30/2007
General Electric                     965         962          (3)      6/26/2007
Certificate of Deposit             2,000       2,000          --      11/27/2006
Certificate of Deposit             2,000       2,000          --      12/21/2006
Certificate of Deposit             2,000       2,000          --      12/27/2006
Certificate of Deposit             1,400       1,400          --      12/29/2006
Certificate of Deposit             2,000       2,000          --      12/29/2006
                                 --------------------------------
                                 $14,481     $14,505     $    24
                                 ================================

No investment securities were pledged to secure public funds at September 30, 2006.

Comprehensive Income (loss)

The Company reports comprehensive income (loss), which includes net loss, as well as certain other items, which result in a change to equity during the period.

                                                  Three months ended         Nine months ended
                                                     September 30              September 30
                                                  ------------------        ------------------
                                                    (in thousands)            (in thousands)

                                                   2005         2006         2005         2006
                                                  -----        -----        -----        -----
Unrealized gains (losses) during the period       $(149)       $ 136        $(234)         300

Realized loss (gains) during the period              10         (191)          10         (105)
                                                  --------------------------------------------
Other comprehensive income(loss)                  $(139)       $ (55)       $(224)       $ 195
                                                  ============================================

There are no income tax effects allocated to comprehensive income (loss) as the Company has no tax liabilities due to net operating losses.

The basis on which the Company computes gains and losses is based on the specific identification method of accounting. For the nine months ended September 30, 2006 total gains from sales of securities was $232,000 and total losses from the sales of securities for the nine months ended September 30, 2006 was $127,000.

Note 5: DEBENTURE FINANCING

Long term debt consists of the following:

                                                    (in thousands)
                                       December 31, 2005     September 30, 2006
                                       -----------------     ------------------

October 2003                                $ 2,071                $ 2,071
January 2004                                  1,365                  1,031
July 2004                                     1,500                  1,000
                                            -------                -------
Total                                         4,936                  4,102

Less Discounts                                 (765)                  (346)
                                            -------                -------

Total                                         4,171                  3,756
                                            =======                =======

Less current portion                             --                  3,756
                                            -------                -------

Long term debt                              $ 4,171                $    --
                                            =======                =======

      As of December 31, 2005, the Company made installment payments of $2,389,000 and investors converted an aggregate $2,818,000 principal amount of debt from the debentures as noted below (in thousands):

---------------------------------------------------------------------------------------------------
                                                                            Common
                  Original        Debt       Installment    Remaining       Shares    Common Shares
                 Principal   Conversion to   payments in    Principal     issued for    issued in
 Debenture         Amount    Common Shares  Common Shares     Amount     Conversion   installments
---------------------------------------------------------------------------------------------------
October 2003     $   4,142     $   2,071      $      --     $   2,071     1,025,336            --
---------------------------------------------------------------------------------------------------
January 2004         4,000           747          1,889         1,365       347,000     1,094,149
---------------------------------------------------------------------------------------------------
July 2004            2,000            --            500         1,500            --       331,669
---------------------------------------------------------------------------------------------------
Totals           $  10,142     $   2,818      $   2,389     $   4,936     1,372,336     1,425,818
---------------------------------------------------------------------------------------------------

         As of September 30, 2006, the Company made aggregate installment payments of $2,389,000 and the investors converted an aggregate $3,651,000 principal amount of debt from the debentures as noted below (in thousands):

---------------------------------------------------------------------------------------------------
                                                                            Common
                  Original        Debt       Installment    Remaining       Shares    Common Shares
                 Principal   Conversion to   payments in    Principal     issued for    issued in
 Debenture         Amount    Common Shares  Common Shares     Amount     Conversion   installments
---------------------------------------------------------------------------------------------------
October 2003     $   4,142     $   2,071      $      --     $   2,071     1,025,336            --
---------------------------------------------------------------------------------------------------
January 2004         4,000         1,080          1,889         1,031       507,257     1,094,149
---------------------------------------------------------------------------------------------------
July 2004            2,000           500            500         1,000       240,385       331,669
---------------------------------------------------------------------------------------------------
Totals           $  10,142     $   3,651      $   2,389     $   4,102     1,772,978     1,425,818
---------------------------------------------------------------------------------------------------

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

The Company has paid $1,300,000 into the debenture cash collateral account as required by the terms of the October 2003 Debentures. The amounts paid through September 30, 2006 have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of September 30, 2006. The cash collateral account provides partial security for repayment of the outstanding principal and accrued interest on the Debentures in the event of default.

As of September 30, 2006, the investors had converted $2,071,178 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,178 is convertible into 1,025,336 shares of common stock.

The Company recorded financing costs for the three months ended September 30, 2005 and 2006, with regard to the October 2003 Debentures of $124,000 and $0, respectively. Interest expense for the three months ended September 30, 2005 and 2006, with regard to the October 2003 Debentures was approximately $31,000 and $37,000, respectively.

The Company recorded financing costs for the nine months ended September 30, 2005 and 2006, with regard to the October 2003 Debentures of $865,000 and $0 respectively. Interest expense for the nine months ended September 30, 2005 and 2006, with regard to the October 2003 Debentures was approximately $93,000 and $108,000, respectively.

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

In October 2005, the Company entered into an amendment agreement with the January 31, 2004 Debenture holders to amend the maturity date from January 2006 to June 30, 2007, and increase the interest rate from 6% to 7% (see "Debenture Agreement Amendment" below for more details).

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

As of September 30, 2006, the Company has made aggregate installment payments of $1,889,000 and the investors have converted an aggregate of $1,080,000 of principal amount of the January 2004 Debentures into 1,094,149 and 507,257 shares of common stock, respectively. During the quarter ended September 30, 2006, the investors did not convert any of the principal amount of the January 2004 Debentures. The remaining principal on these Debentures was $1,031,268 as of September 30, 2006.

The Company recorded financing costs for the three months ended September 30, 2005 and 2006 with regard to the January 2004 Debentures of $236,000 and $0, respectively. Interest expense for the three months ended September 30, 2005 and 2006, with regard to the January 2004 Debentures was approximately $25,000 and $7,000, respectively.

The Company recorded financing costs for the nine months ended September 30, 2005 and 2006 with regard to the January 2004 Debentures of $746,000 and $49,000, respectively. Interest expense for the nine months ended September 30, 2005 and 2006, with regard to the January 2004 Debentures was approximately $117,000 and $59,000, respectively.

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

As of September 30, 2006, the Company has made aggregate installment payments of $500,000 resulting in the issuance of 331,669 shares of the Company's common stock. During the nine months ended September 30, 2006, the Debenture holders converted $500,000 principal amount of the July 2004 Debentures into 240,385 shares of common stock. The remaining principal amount on these debentures was $1,000,000 as of September 30, 2006.

The Company recorded financing costs for the three months ended September 30, 2005 and 2006 with regard to the July 2004 Debentures of $114,000 and $116,000, respectively. Interest expense for the three months ended September 30, 2005 and 2006, with regard to the July 2004 Debentures was approximately $28,000 and $16,000, respectively.

The Company recorded financing costs for the nine months ended September 30, 2005 and 2006 with regard to the July 2004 Debentures of $361,000 and $369,000, respectively. Interest expense for the nine months ended September 30, 2005 and 2006, with regard to the July 2004 Debentures was approximately $61,000 and $87,000, respectively.

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

      In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", the Company has treated the change in terms to the original debentures as non-substantial in nature and have not accounted for such modification as an extinguishment of debt, but rather a debt modification. In addition, the 225,000 warrants issued to the debenture holders as consideration for extending the maturity date were valued using the Black-Scholes method and $189,000 of additional debt discount on the July 2004 Debenture was recorded. The discount will be amortized as interest expense over the new term of the debt instrument in accordance with the effective interest method of accounting. Any costs incurred by third parties were expensed as incurred.

Conversion of Convertible Debt

      The maximum number of shares issuable upon debt conversion, including interest as well as 135% of the shares issuable upon conversion and interest payments were 3,667,662 and 2,851,331 shares at December 31, 2005 and September 30, 2006, respectively.

Collateral and Financial Covenants

      The Company paid $1,300,000 in 2003 into the debenture cash collateral account held by the debenture holders as required by the terms of the October 2003 Debentures. The amounts paid have been accounted for as advances receivable and are reflected as such on the accompanying balance sheet as of September 30, 2006. The cash collateral account provides partial security for repayment of the outstanding Debentures in the event of default.

      Pursuant to the terms and conditions of all of the outstanding Debentures, the Company has pledged all of the Company's assets, other than the Company's intellectual property, as collateral, and the Company is subject to comply with certain financial covenants. As of September 30, 2006, the Company was fully compliant with its financial covenants.

      The Company failed to timely file its 2005 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 with the Securities and Exchange Commission ("SEC") pursuant to the 1934 Act, and therefore, was in violation of its covenant to timely file within its debenture agreements. The Company obtained a waiver letter from its debenture holders regarding the failure to meet this covenant. In addition, due to the Company's inability to timely file its annual report on Form 10-K for the year ended December 31, 2005, the Company's registration statement, and the prospectus contained therein, registering the shares issuable upon conversion of and interest under the debentures and upon exercise of related warrants was no longer current. As a result, the Company was subject to payment of liquidated damages until such time as the foregoing shares were again registered for public resale or eligible for resale pursuant to Rule 144(k) under the Securities Act. Liquidated damages are based on the outstanding debt balance times the rate of
0.00067 per day or approximately $2,748 per day. On July 31, 2006, the Company filed with the SEC its Form 10-K/A-2 for the year ended December 31, 2005, its Forms 10-Q/A for the quarterly periods ended June 30, 2005 and September 30, 2005, and, its registration statement on Form S-1 to, among other things, update its stale registration statements previously filed on Form S-3. The Form S-1 was declared effective on August 7, 2006, which included the shares issuable upon conversion and interest under the debenture securities and upon exercise of certain warrants. Through September 30, 2006, liquidated damages due to the debenture holders were calculated to be approximately $350,000.

Note 6: EQUITY FINANCING

      On July 8, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of the Company's common stock up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at the Company's discretion. In the Company's discretion, it could elect to sell less common stock to Fusion Capital than the daily amount and it could increase the daily amount as the market price of the Company's stock increases. The purchase price of the shares of common stock was equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital did not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the common stock is less than $1.00.

      Pursuant to the Company's agreement with Fusion Capital, the Company registered for public sale by Fusion Capital up to 10,795,597 shares of our common stock. However, in the event that the Company decides to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, the Company would first seek stockholder approval in order to be in compliance with American Stock Exchange rules. As of April 3, 2006, Fusion Capital had purchased an aggregate of 8,791,838 (4,678,382 in 2006) shares amounting to approximately $20,000,000, in gross proceeds to the Company which completed the terms of the July 8, 2005, Fusion Capital agreement. Pursuant to the agreement, the Company also issued 785,597 (235,287 in 2006) commitment fee shares and 10,000 shares as reimbursement for expenses.

      On April 12, 2006, the Company entered into another Common Stock Purchase Agreement ("Purchase Agreement") with Fusion Capital. Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from the Company up to $50,000,000 of common stock over a period of approximately twenty-five
(25) months. Pursuant to the terms of the Registration Rights Agreement, dated as of April 12, 2006, the Company registered 12,386,723 shares issuable to or issued to Fusion Capital under the Purchase Agreement. Once the Registration Statement was declared effective, each trading day during the term of the Purchase Agreement the Company has the right to sell to Fusion Capital up to $100,000 of the Company's common stock on such date or the arithmetic average of the three lowest closing trade prices of the common stock during the immediately proceeding 12 trading day period. At the Company's option under certain conditions, Fusion Capital can be required to purchase greater amounts of common stock during a given period. In connection with entering into the Purchase Agreement, the Company issued to Fusion Capital as commitment shares 321,751 shares of our common stock and the Company is obligated to issue an additional 321,751 commitment shares. These additional commitment shares will be issued in an amount equal to the product of (x) 321,751 and (y) the Purchase Amount
Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares are being purchased by Fusion Capital and the denominator of which is $50,000,000.

      The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction. Fusion Capital may not purchase shares of the Company's common stock under the common stock purchase agreement if it, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the 2006 Purchase Agreement which would allow it to avoid the 9.9% limitation. Due to AMEX guidelines, without prior stockholder approval, we do not have the right or the obligation under the Agreement to sell shares to Fusion Capital in excess of 12,386,723 shares (i.e. 19.99% of the 61,964,598 outstanding shares of our common stock on April 12, 2006, the date of the 2006 Purchase Agreement) inclusive of commitment shares issued to Fusion Capital under the Agreement. In addition, Fusion Capital cannot purchase more than 27,386,723 shares, inclusive of the commitment shares under the Agreement. On September 20, 2006 our stockholders voted to allow us to sell up to 27,386,723 shares pursuant to the terms of the Fusion agreement.

      As of September 30, 2006, Fusion Capital has purchased from the Company 300,000 shares for aggregate gross proceeds of approximately 613,000. In addition, the Company issued to Fusion Capital 3,946 shares towards the remaining commitment fee.

NOTE 7 - INTANGIBLE ASSETS

      On July 3, 2006, and July 20, 2006, the Company entered into an agreement with Paul Griffin and The Asclepius Trust ("Asclepius") whereby the Company acquired the right, title and interest in certain awarded patents and pending patent applications ("patents'). Consideration given by the Company for the acquisition of these patents amounted to $150,000 paid with shares of the Company's common stock to Paul Griffin valued at the closing price on the date of the agreement or July 3, 2006. The value of the Company's common stock was $2.43 on this date and equated to consideration of 61,728 shares of HEB common stock. The Company registered these shares on behalf of Mr. Griffin for public resale. Asclepius will receive in consideration a 2% royalty of the gross sums received from all sales utilizing or relying upon the patents. The Company recorded the acquisition of these patents under guidance set forth in SFAS No. 2 Accounting for Research and Development Costs ("FAS 2") and refers to SFAS No. 142 - Goodwill and Other Intangible Assets ("FAS 142") as an intangible asset to be amortized over the remaining life of the patent.

      On July 26, 2006, the Company executed an agreement with Stem Cell Innovations, Inc. (formerly Interferon Sciences, Inc.) whereby it acquired the royalty interest previously granted Interferon Sciences with respect to the Company's sale of products containing alpha interferon in exchange for 250,000 shares of common stock. The Company registered these shares on behalf of Stem Cell Innovations for public resale. The Company recorded this transaction on its balance sheet as an intangible asset under guidance provided by FAS 142 -. The total consideration paid to Stem Cell under the agreement amounted to $620,000 and was derived by multiplying the number of shares issued by the fair market value of the Company's common stock on the date of the agreement or $2.48 per share. The intangible asset will be amortized over the period which the asset is expected to contribute directly or indirectly to the Company's cash flow. The balance of this intangible asset as of September 30, 2006, was $612,000.

Note 8 - SUBSEQUENT EVENTS

      To facilitate a financing undertaken by Chronix Biomedical, Inc. ("Chronix") on October 5, 2006 the Company terminated a Shareholders Agreement, Investor Rights Agreement and a Co-Sale Agreement between the Company, Chronix and certain Chronix investors, each dated as of August 25, 2000 (the "Chronix Agreements"). As consideration for terminating the Chronix Agreements the Company received 250,000 shares of restricted Chronix common stock and entered into a Voting Agreement, Investor Rights Agreement and Co-Sale and Right of First Refusal Agreement with Chronix and Certain Chronix investors. The Company does not believe that this transaction will have a material financial impact on its financial statements.

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155") - an amendment of FASB Statements No. 133 and 140. FAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and SFAS No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities", to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of FAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this standard will have a material impact on the financial condition or the results of operations of the Company.

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

      Our flagship products include Ampligen(R) and Alferon N Injection(R). Ampligen(R) is an experimental drug currently undergoing clinical development for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS" or "CFS") and HIV, and clinical testing for treatment/prevention of avian and seasonal influenza.

      Alferon N Injection(R) is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection(R) is also in clinical development for treating Multiple Sclerosis and West Nile Virus ("WNV").

New Accounting Pronouncements

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155") - an amendment of FASB Statements No. 133 and 140. FAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), and SFAS 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of FAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe the adoption of this standard will have a material impact on our financial condition or the results of our operations.

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

RESULTS OF OPERATIONS

Three months ended  September  30, 2005 versus Three months ended  September 30,
2006

Net loss

      Our net loss for the three months ended September 30, 2006 was approximately $3,807,000 or an increase of $1,164,000 compared to the same period in 2005. As discussed in more detail below, this 44% increase primarily consists of 1) an increase of $215,000 in production (manufacturing), 2) a $1,525,000 increase in research and development due to the continued development of our products. These increases were offset by a $108,000 decrease in general and administration expenses and a $481,000 decrease in financing costs.

      Net loss per share was $.06 for the current period versus $.05 for the same period in 2005.

Revenues

      Revenues for the three months ended September 30, 2006 were $232,000 as compared to revenues of $271,000 for the same period in 2005. Alferon N Injection(R) sales were down $27,000 or 13% while Ampligen(R) sold under the cost recovery clinical program was down $12,000 or 22%. The decline in Alferon N Injection(R) sales can be attributed to continued pressure from rival products. Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R) and 2) collection of clinical data relating to the patients' treatment and results. We are in the process of changing our marketing strategy for Alferon N Injection(R). We are looking into conducting a pilot program with a contract sales organization ("CSO"). As part of this strategic change, we have eliminated our direct sales force.

Production costs/cost of goods sold

      Our costs for production/cost of goods sold increased $215,000 for the three months ended September 30, 2006 compared to the same period in 2005. This increase was primarily due to higher production costs representing excess production capacity during the current period amounting to $161,000. Cost of goods sold for the three months ended September 30, 2005 and 2006 were $93,000 and $147,000, respectively.

      As previously reported, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). During the second quarter 2006, Hyaluron conducted three production runs for stability testing of Alferon N Injection(R)'s new vial material. The stability test results at the three month check point met the required specifications. We believe all stability and validation testing will be completed by year end 2006.

      We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

Research and Development costs

      Overall research and development costs for the three months ended September 30, 2006 were $2,512,000 as compared to $987,000 for the same period a year ago representing an increase of $1,525,000 or 155%. The higher costs reflect an increase in the direct costs associated with our effort to develop our lead products, Ampligen(R), as a therapy in treating acute and chronic diseases, cancers and on-going clinical trials involving patients with HIV and pre-clinical and clinical testing for possible treatment for avian and seasonal influenza viruses.

      Much of this increase in R&D cost is related to the production of polymer at our new polymer production line recently installed at our New Brunswick facility. The New Brunswick facility produced two lots of Poly I and two lots of Poly C12U, which have been shipped to Hollister-Stier (our contract manufacturer) for use in producing Ampligen(R) doses.

      The initial three productions lots produced by Hollister-Stier are being used for validity and stability testing. The results of these tests will be used in our Ampligen NDA submission. All costs relating to the production of polymers and Ampligen doses are expensed pursuant to SFAS No. 2 "Accounting for Research and Development Cost" as Ampligen is an experimental drug with no present commercial value.

      We continue to focus our research and development efforts on three areas that have the greatest potential for commercialization:

      o The preparation of a new drug application (NDA) for our experimental drug, Ampligen(R), for the treatment of Chronic Fatigue Syndrome
            (CFS). CFS is a severe chronic disease that does not have recognized treatment therapy.

      o The formulation of a broad-spectrum biodefense strategy built on the use of our experimental compounds consisting of Ampligen(R) and Alferon LDO(Low Dose Oral). The initial phase of this program is focused on the treatment of Avian and seasonal flu.

      o The validation of suggestions that Alferon N Injection(R), already approved for treating HPV-related genital warts, my have application in treating Vulvar Vestibulitis Syndrome (VVS).

Ampligen NDA

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

Biodefense

      Ampligen(R) is a nucleic acid-based molecule with potent immune stimulatory activity and we believe that it has the potential to safely enhance the effectiveness of flu vaccines. Alferon LDO(R) is a new experimental drug delivery platform for our natural source alpha interferon. Preclinical results indicate that Alferon LDO has systemic biological activity on upregulation of Interferon related genes. Potential applications include respiratory infections including influenza. An update on our research and development with respect to these concepts follows.

      Our collaborative research partners in Japan, headed by Dr. Hideki Hasegawa, M.D., Ph.D. presented new data on augmentation of influenza vaccines using Ampligen(R) at the Second International Conference on Vaccines for the World on October 20, 2006 in Vienna, Austria. Preclinical research conducted by the National Institute of Infectious Diseases of Japan indicate that certain influenza vaccines augmented with Ampligen can provide cross-protection against Avian Flu viral mutations in animals. Influenza vaccines, both seasonal and avian flu specific, share certain limitations which researcher hope may be overcome using vaccine enhancing agents such as Ampligen, our experimental therapeutic. Additional studies are planned.

      A pre-clinical animal study is being conducted by Defence R&D Canada, Suffield (DROC Suffield), an agency of the Canadian department of National Defence, to evaluate the antiviral efficacy of our experimental drug, Ampligen(R) and for protection against human respiratory influenza in validated animal models. The results of this study are expected to be available by year end 2006.

A pre-clinical study being conducted by research affiliates of the National Institute of Health at Utah State University to examine if Ampligen(R) enhances the effectiveness of different drug combinations on avian influenza. The ongoing research is comparing the relative protection conveyed by Tamiflu (Oseltamiuir, Roche) and Relenza (Zanamiuir, GlaxoSmithKline) with Ampligen(R), alone and in combination, against the avian flu virus. Early results indicate that there is improved protection when Ampligen(R) is combined with Tamiflu and Relenza, and also suggest the potential benefits of Ampligen(R) given as monotherapy. This study is ongoing.

Vulvar Vestibulitis Syndrome

      Alferon N. Injection(R) is our registered trademark for our injectable formulation of Natural Alpha Interferon, and is approved by the FDA for the intralesional treatment of refractory or recurring external genital warts (condylomata acuminate) in patients.

      Our strategy is to pursue a modified FDA approval for a related ailment with a large market opportunity and little competition. Vulvar vestibulitis syndrome is a perplexing and debilitating disorder involving pain limited to the vulvar vestibule. The condition impairs sexual function, social interactions and creates psychological distress and despair in millions of women. Its cause is probably multi-factorial, and a number of studies have shown vulvar vestibulitis syndrome to be linked to HPV.

      The market opportunity is very large and represents approximately 14 million women in the United States alone.

      We are collaborating with others in this effort.

Other Clinical Projects

      A clinical study conducted at the Princess Margaret Hospital in Hong Kong evaluated the use of Alferon LDO (Low Dose Oral Interferon Alfa-N3, Human Leukocyte Derived) to determine the affect on genes associated with anti-viral and immunological functions in normal volunteers. This study completed the dosing of ten patients during the fourth quarter 2005. The initial analysis of data from this study is complete. A more definitive evaluation protocol is being developed to further validate the results.

      A clinical study to evaluate the use of Alferon LDO in HIV infected volunteers was initiated during the second quarter 2005 in Philadelphia, PA. The study is currently being conducted at two sites, Drexel University and Philadelphia FIGHT, a comprehensive AIDS service organization providing primary care, consumer education, advocacy and research on potential treatments and vaccines. The study is designed to determine whether Alferon LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. The initial patient enrolled in this study in July 2005 and, as of October 2006, nineteen patients have enrolled and completed dosing.

      We are currently receiving data from this study and we are in the process of analyzing the results along with the results from the Alferon LDO study conducted in Hong Kong. This methodology may have implications for treating other emerging viruses such as avian influenza (bird flu). Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to a recently convened World Health Organization expert panel in November 2004. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective.

      Forty (40) HIV patients have participated in our AMP-720 HIV clinical trial. This clinical trial is designed to study the affects of Ampligen with respect to boosting the immune system of HIV patients while they are off of their highly active anti-retroviral therapy ("HAART"). The use of various combinations of three or more of these drugs is referred to as HAART. HAART has provided dramatic decreases in morbidity and mortality of HIV Infection. Often, HIV patients must go off of their HAART regiment due to cumulative build up of toxicities. This off period is referred to strategic therapeutic interruption ("STI"). We believe that the use of Ampligen(R) (an anti-viral compound) during the STI period will aid in the suppression of HIV allowing patients to remain off HAART for longer periods of time (longer STI periods allow the HIV patients more time to rid their bodies of the toxicities). Patients, who have completed at least nine months of Ampligen(R) therapy, were able to stay off HAART for a total STI duration with a mean time of 29.0 weeks whereas the control group, which was also taken off HAART, but not given Ampligen(R), had earlier HIV rebound with a mean duration of 18.7 weeks. Thus, on average, Ampligen(R) therapy spared the patients excessive exposure to HAART, with its inherent toxicities, for more than 11 weeks. The rate of enrollment in this HIV trial depends on patient availability and on other products being in clinical trials for the treatment of HIV, causing competition for the same patient population. At present, more than 18 FDA approved drugs for HIV treatment all competing for available patients. The length, and subsequently the expense of these studies, will also be determined by an analysis of the interim data, which will determine when completion of the ongoing Phase IIb trial is appropriate and whether a Phase III trial will be conducted or not. In case a Phase III study is required, the FDA might require a patient population exceeding the current one which will influence the cost and time of the trial. Accordingly, the number of "unknowns" is sufficiently great to be unable to predict when, or whether, we may obtain revenues from our HIV treatment indications. This study has been temporarily suspended pending the filing of our Ampligen/CFS NDA.

      Two toxicology studies have been completed at the Lovelace clinic in Albuquerque, New Mexico. These studies involved the use of Ampligen as a vaccine immunostimulant. We plan to conduct a study in Australia to study the immunostimulant effect of Ampligen(R) on influenza vaccination in the elderly.

General and Administrative Expenses

      General and Administrative ("G&A") expenses for the three months ended September 30, 2005 and 2006 were approximately $1,384,000 and $1,276,000, respectively. The decrease in G&A expenses of $108,000 or 8%, during this period is primarily due to lower professional fees related to public relations services as compared to the same period a year ago.

Interest and Other Income and Expense

      Interest and other income and expense for the three months ended September 30, 2005 and 2006 amounted to $250,000 and $356,000, respectively. The increase in interest and other income and expense during the current quarter can primarily be attributed to the timing of maturing marketable securities during the comparable periods. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

      Interest expense and non-cash financing costs were approximately $299,000 for the three months ended September 30, 2006 versus $700,000 in charges for the same three months a year ago. Non-cash financing costs consist of the amortization of Original Issue Discounts and the amortization of costs associated with beneficial conversion features of our Debentures and the relative fair value of the warrants relating to the Debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These charges are amortized over the life of the Debentures. The main reason for the decrease in interest expense and financing costs of $401,000 can be attributed to decreased amortization charges on the debt discounts on the convertible Debentures. This was slightly offset by an increase in interest expense of $104,000 due to liquidated damages incurred during the current quarter. Please see Note 5 in the consolidated financial statements contained herein for more details on these transactions.

Nine months ended September 30, 2005 versus Nine months ended September 30, 2006

Net loss

      Our net loss of $14,807,000 for the nine months ended September 30, 2006 was up $5,839,000 or 65% compared to the same period in 2005. This increase in loss was primarily due to: 1) Higher G&A expense of $2,521,000 related primarily to the adoption of FAS 123R amounting to higher stock compensation expense of $1,998,000 and higher accounting fees mainly related to the restatement of our financial statements of $697,000, 2) Higher research and development costs of $4,117,000 due to an increase in direct costs associated with developing Ampligen(R) and Alferon N Injection(R) for new and existing indications and costs associated with stability studies for Ampligen(R) and Alferon N Injection(R) related to manufacturing at our new contract manufacturer's sites, Hollister Stier and Hylaron, and 3) higher production costs of approximately $711,000 due to excess manufacturing capacity. Offsetting these increased expenditures, was a decrease in our interest expense and financing costs of approximately $1,651,000 as the amortization of the discounts on our convertible Debentures decreases as they near maturity. Net losses per share were $.24 for current period versus $.18 for the same period 2005.

Revenues

      Revenues for the nine months ended September 30, 2006 were $715,000 as compared to revenues of $829,000 for the same period in 2005. Ampligen(R) sold under the cost recovery clinical program was up $2,000 or 1% and Alferon N Injection(R) sales were down $116,000 or 17%. The decline in Alferon N
Injection(R) sales can be attributed to increased competition from rival products. Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. This program has been in effect for many years and is offered as a treatment option to patients severely affected by ME/CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R) and 2) collection of clinical data relating to the patients' treatment and results. We are changing our marketing strategy for Alferon N Injection(R). We are looking into conducting a pilot program with a contract sales organization ("CSO"). As part of this strategic change, we have eliminated our direct sales force. In the future, our focus will be on using CSO's to sell Alferon N Injection(R) in the United States and overseas markets.

Production costs/cost of goods sold

      Production/cost of goods sold increased $711,000 for the nine months ended September 30, 2006 compared to the same period in 2005. This increase was primarily due to higher production costs representing excess production capacity during the nine months ended September 30, 2006, amounting to $611,000. Cost of goods sold for the nine months ended September 30, 2005 and 2006 were $294,000 and $394,000, respectively.

Research and Development costs

      Overall research and development direct costs for the nine months ended September 30, 2005 and 2006 were $3,413,000 and $7,530,000, respectively, representing an increase of $4,117,000 or 121%. For more information on research and development activities, see the research and development section contained within the results of operations for the three months ended September 30, 2005 versus three months ended September 30, 2006 discussed above.

General and Administrative Expenses

      General and Administrative ("G&A") expenses for the nine months ended September 30, 2005 and 2006 were approximately $3,933,000 and $6,454,000, respectively, representing an increase of a $2,521,000 or 64%. The increase in G&A expenses relates primarily to the adoption of FAS 123R which has increased stock compensation expense approximately $1,998,000 during the current period versus a year ago. In addition, we have incurred higher accounting fees related to the restatement of our financial statements which has increased these fees by approximately $697,000 from the same period a year earlier. These increased costs within G&A expenses were slightly offset by a decrease in costs related to investment banking fees of approximately $154,000 during the current period versus a year ago.

Interest and Other Income

      Interest and other income for the nine months ended September 30, 2005 and 2006 totaled $543,000 and $516,000, respectively. The decrease in interest and other income during the current period can primarily be attributed to the timing of the maturities of our marketable securities during the 2006 period versus the same period a year earlier. All funds in excess of our immediate need are invested in short-term high quality securities.

Interest Expense and Financing Costs

      Interest expense and non-cash financing costs were approximately $1,049,000 for the nine months ended September 30, 2006 versus $2,700,000 for the same nine months a year ago. The main reason for the decrease in interest expense and financing costs of $1,651,000 can be attributed to decreased amortization charges on debt discounts during the current period versus the same period a year earlier as well as fewer charges related to the conversion of the Debentures being incurred during the current period (Please see Note 5 in the consolidated financial statements contained herein for more details on these transactions).

Liquidity And Capital Resources

      Cash used in operating activities for the nine months ended September 30, 2006 was $9,328,000 compared to $5,283,000 for the same period a year earlier. This increase of $4,045,000 was primarily due to higher research and development activity for our experimental products. Cash used in investing activities was $3,246,000 for the nine months ended September 30, 2006. This was mainly due to the net effect of purchases and maturities within our short term investments as well as capital additions to our New Jersey facility relating to our raw material production line. Cash provided by financing activities for this period amounted to $13,265,000, primarily from the sale of our common stock. As of September 30, 2006, we had approximately $19,023,000 in cash and cash equivalents and short-term investments, an increase of $2,819,000 from December 31, 2005. These funds should be sufficient to meet our operating cash requirements including debt service for the next 18 months.

      On February 27, 2006, the Debenture holders converted $333,334 principal amount of the January 2004 Debentures into 160,257 shares of common stock. On March 21, 2006, the Debenture holders converted $500,000 of the July 2004 Debentures into 240,385 shares of common stock.

      Due to our inability to timely file our annual report on Form 10-K for the year ended December 31, 2005, our registration statements, and the prospectus contained therein, registering the shares issuable upon conversion of and interest under the Debentures and upon exercise of related warrants were no longer current. As a result, we were subject to liquidated damages until the time that such shares were again registered for public resale or eligible for resale pursuant to Rule 144(k) under the Securities Act. The securities were again covered by a registration statement declared effective by the SEC on August 7, 2006. We have calculated the liquidated damages to be approximately $350,000.

      Pursuant to the terms of the July 8, 2005 common stock purchase agreement, as of April 3, 2006, Fusion Capital had purchased an aggregate of 8,791,838 shares amounting to our receipt of approximately $20,000,000 in gross proceeds which completed the terms of the agreement. Pursuant to the agreement, the Company also issued 785,597 commitment fee shares and 10,000 shares as reimbursement for expenses.

      On April 12, 2006, we entered into a common stock purchase agreement (the "2006 Purchase Agreement") with Fusion Capital, pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50,000,000 over a period of approximately 25 months as described below. We have the right to suspend such purchases or terminate the agreement at any time. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $1.00.

      The purchase price per share will be equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the average of the three lowest closing sale prices of our common stock during the twelve consecutive trading days prior to the date of a purchase by Fusion Capital.

      The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction. Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if it, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the 2006 Purchase Agreement which would allow it to avoid the 9.9% limitation. Due to American Stock Exchange requirements (the "AMEX Cap"), without prior stockholder approval, we do not have the right or the obligation under the Agreement to sell shares to Fusion Capital in excess of 12,386,723 shares (i.e. 19.99% of the 61,964,598 outstanding shares of our common stock on April 12, 2006, the date of the 2006 Purchase Agreement) inclusive of the commitment shares (discussed below). Notwithstanding the foregoing, Fusion Capital cannot purchase more than 27,386,723 shares, inclusive of the commitment shares under the common stock purchase agreement. On September 20, 2006 our stockholders voted to approve the issuance of up to 27,386,723 shares pursuant to the terms of the agreement.

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

      We filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission on July 31, 2006 covering the shares of our common stock to be issued under the 2006 Purchase Agreement and are required to keep it effective until the earlier of the date that all shares are sold or can be sold pursuant to the provisions of Rule 144(k) under the Securities Act. The registration statement was declared effective by the Securities and Exchange Commission on August 7, 2006. If we do not keep the registration statement effective, Fusion Capital may terminate the agreement.

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

      As of November 1, 2006, Fusion Capital had purchased 922,038 shares for aggregate gross proceeds of approximately $1,849,000. In addition, we issued to Fusion Capital 11,898 shares towards the remaining commitment fee.

      To facilitate a financing undertaken by Chronix Biomedical, Inc. ("Chronix") on October 5,2006 we terminated a Shareholders Agreement, Investor Rights Agreement and a Co-Sale Agreement between us, Chronix and certain Chronix investors, each dated as of August 25, 2000 (the "Chronix Agreements"). As consideration for terminating the Chronix Agreements we received 250,000 shares of restricted Chronix common stock and entered into a Voting Agreement, Investor Rights Agreement and Co-Sale and Right of First Refusal Agreement with Chronix and certain Chronix investors. We do not believe that this transaction will have a material financial impact on our financial statements.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

      We had approximately $19,023,000 in cash and cash equivalents and short-term investments at September 30, 2006. To the extent that our cash and cash equivalents and short term investments exceed our near term funding needs, we generally invest the excess cash in three to twelve month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

      In October 2006, litigation was initiated in the Court of Common Pleas, Philadelphia County, Pennsylvania between us and Hospira Worldwide, Inc. with regard to a dispute with respect to fees for services charged by Hospira Worldwide, Inc. to us. The dispute was promptly settled and the litiagion dismissed.

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

      We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort and expanded our efforts in Europe. As of September 30, 2006 our accumulated deficit was approximately $162,459,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

      The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2006, we had approximately $19,023,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements, including debt service, for at least the next 18 months.

      On April 12, 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed, under certain conditions and with certain limitations, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50,000,000 over a 25 month period. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity And Capital Resources."

      We only have the right to receive $100,000 per trading day under the agreement with Fusion Capital unless our stock price exceeds $1.90 by at least $0.10, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. We have registered 12,386,723 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement (inclusive of up to 643,502 additional Commitment Shares), the selling price of our common stock to Fusion Capital will have to average at least about $4.26 per share for us to receive the maximum proceeds of $50,000,000 without registering additional shares of common stock. Assuming a purchase price of $2.03 per share (the closing sale price of the common stock on November 1, 2006) and the purchase by Fusion Capital of the full 12,386,723 shares (inclusive of up to 643,502 additional Commitment Shares) under the common stock purchase agreement, proceeds to us would only be $23,838,739 unless we choose to register more than 12,386,723 shares, which we have the right, but not the obligation, to do. In the event we elect to issue additional shares to Fusion Capital, we will be required to (i) file a new registration statement and have it declared effective by the Securities and Exchange Commission. In order to be in compliance with the American Stock Exchange rules, our stockholders on September 20, 2006 approved the issuance of up to 27,386,723 shares to accommodate this agreement, if needed. In addition, Fusion Capital cannot purchase more than 27,386,723 shares, inclusive of Commitment Shares under the common stock purchase agreement. Accordingly, depending upon the future market price of our common stock, we may realize less than the maximum $50,000,000 proceeds from the sale of stock under the Purchase Agreement.

      The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.

      If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to commercialize and sell Ampligen(R) and/or increase sales of Alferon N Injection(R) or our other products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $50,000,000 under the common stock purchase agreement with Fusion Capital, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

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

      There are a limited number of manufacturers in the United States available to provide the polymers for use in manufacturing Ampligen(R). At present, we do not have any agreements with third parties for the supply of any of these polymers. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen(R) raw materials in order to obtain polymers on a more consistent manufacturing basis. The establishment of an Ampligen(R) raw materials production line within our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for the manufacture of Alferon N Injection(R)), may delay certain steps in the commercialization process, specifically a targeted NDA filing.

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

      2. We did not maintain effective controls over the initial recording of our convertible debentures that contained beneficial conversion features (including incorrect recording of investment banking fees incurred and subsequent conversion price resets) and the accounting for warrants and options issued to non-employees. Our interpretation and application of EITF No. 00-27, FASB Statement 133, EITF 98-5 and EITF 00-19 was not correct at the time the convertible debentures were initially recorded (2003 through July 2004), and our interpretation and application of FASB statement No. 123 was not correct in recording certain warrant and option issuances to non-employees. These control deficiencies resulted in the restatement of the 2004 and 2003 annual consolidated financial statements as well as to the unaudited consolidated interim financial statements for each of the three quarters in the period ended December 31, 2005.

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

      Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended November 1, 2006, the price of our common stock has ranged from $1.80 to $4.23 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

      We have registered 12,386,723 shares for sale by Fusion Capital and 520,617 shares by others, and may, in the future, register additional shares for sale by Fusion under the common stock purchase agreement. As of November 1,, 2006, approximately 1,559,310 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act, 715,409 of which have been registered in prior registration statements. Also, we have registered 10,084,996 shares issuable (i) upon conversion of approximately 135% of Debentures that we issued in 2003 and 2004; (ii) as payment of 135% of the interest on all of the Debentures; (iii) upon exercise of 135% of certain Warrants; and (iv) upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

      Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 9.0% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended September 30, 2006, we issued 1) 303,946 shares issued pursuant to the 2006 Purchase Agreement with Fusion Capital, 2) an aggregate of 24,605 shares for services performed and an aggregate of 311,728 shares for the acquisition of patent rights and royalties.

      All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended September 30, 2006.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Submission of Matters to a Vote of Security Holders

      We held our Annual Meeting of Stockholders on September 20, 2006. At that meeting, total shares voted were 47,903,996 shares out of 62,581,122 shares eligible to vote.

      At the meeting, stockholders approved the following:

Election of Directors:
                                                For                    Withheld

William A. Carter, M.D.                      47,413,813                 490,185
Richard C. Piani, Esq.                       47,458,016                 445,982
Ransom W. Etheridge, Esq.                    47,473,955                 430,043
William M. Mitchell,M.D., Ph.D.              47,472,928                 431,070
Iraj-Eqhbal Kiani, Ph.D.                     47,461,968                 442,030
Steven D. Spence                             47,484,128                 419,870

Amendment of our Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million:

For: 46,714,015 Against: 1,132,755 Abstain: 57,228

Issuance of our common stock to comply with AMEX Company Guide Section 713:

For: 5,634,086 Against: 453,478 Abstain: 41,781,796

The ratification of the appointment of BDO Seidman, LLP as our independent registered public accountants was not voted on as BDO Seidman, LLP has resigned following the filing of this Form 10-Q.

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


                                        HEMISPHERx BIOPHARMA, INC.

                                        /S/ William A. Carter
                                        ---------------------------
                                        William A. Carter, M.D.
                                        Chief Executive Officer & President


                                        /S/ Robert E. Peterson
                                        ---------------------------
                                        Robert E. Peterson
                                        Chief Financial Officer

Date: November 7, 2006