Form 10-Q
period 2007-03-31
HEMISPHERX BIOPHARMA INC
filed 2007-05-10
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

71,989,622 shares of common stock were issued and outstanding as of April 30, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,646	$4,179
Short term investments (Note 4)	18,375	20,421
Inventory, net	957	843
Accounts and other receivables, net of reserves of $1 and $1, respectively	93	559
Prepaid expenses and other current assets	168	195
Total current assets	23,239	26,197

Property and equipment, net	4,720	4,667
Patent and trademark rights, net	857	878
Investment	35	35
Construction in Progress	601	635
Royalty Interest	624	587
Deferred financing costs	38	19
Advance receivable (Note 5)	1,300	1,300
Other assets	17	17
Total assets	$31,431	$34,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,548	$1,594
Accrued expenses	1,261	1,330
Current portion of long-term debt (Note 5)	3,871	3,987
Total current liabilities	6,680	6,911

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.01 per share, authorized 200,000,000 shares; issued and outstanding 66,816,764 and 70,676,490 respectively	67	71
Additional paid-in capital	191,689	199,239
Accumulated other comprehensive income	46	265
Accumulated deficit	(167,051)	(172,151)
Total stockholders' equity	24,751	27,424

Total liabilities and stockholders' equity	$31,431	$34,335

See accompanying notes to condensed consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2006	2007
Revenues:
Sales of product net	$183	$220
Clinical treatment programs	53	35

Total revenues	236	255

Costs and expenses:
Production/cost of goods sold	299	236
Research and development	2,430	3,176
General and administrative	3,093	1,783

Total costs and expenses	5,822	5,195

Other (expense) and interest and other income	(45)	49
Interest expense	(84)	(71)
Financing costs (Note 5)	(205)	(138)

Net loss	$(5,920)	$(5,100)

Basic and diluted loss per share (Note 2)	$(.10)	$(.07)

Weighted average shares outstanding, basic and diluted	58,235,839	68,825,344

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2006	66,816,764	$67	$191,689	$46	$(167,051)	$24,751
Interest Payments	33,203	-	76	-	-	76
Private placement, net of issuance costs	3,798,113	4	7,266	-	-	7,270
Stock issued for settlement of accounts payable	28,410	-	63	-	-	63
Equity based compensation	-	-	145	-	-	145
Net comprehensive income (loss)	-	-	-	219	(5,100)	(4,881)

Balance at March 31, 2007	70,676,490	$71	$199,239	$265	$(172,151)	$27,424

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2007
(in thousands)
(Unaudited)

	2006	2007
Cash flows from operating activities:
Net loss	$(5,920)	$(5,100)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	30	61
Amortization of patent and trademark rights, and royalty interest	28	44
Financing cost related to debt discounts	205	138
Equity based compensation	1,953	145
Common stock issued in payment of interest expense	101	73
Changes in assets and liabilities:
Inventory	138	114
Accounts and other receivables	34	(466)
Prepaid expenses and other current assets	(48)	(27)
Accounts payable	807	109
Accrued expenses	(224)	69
Net cash used in operating activities	$(2,896)	$(4,840)

Cash flows from investing activities:
Purchase of property plant and equipment	$(6)	$(19)
Additions to patent and trademark rights	(22)	(51)
Maturity of short term investments	12,548	18,329
Purchase of short term investments	(13,344)	(20,156)
Construction in Progress	(860)	-

Net cash used in investing activities	$(1,684)	$(1,897)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2006 and 2007
(in thousands)
(Unaudited)

	2006	2007
Cash flows from financing activities:
Proceeds from exercise of stock warrants	$672	$-
Proceeds from sale of stock, net of issuance costs	10,600	7,270

Net cash provided by financing activities	$11,272	$7,270

Net increase in cash and cash equivalents	6,692	533

Cash and cash equivalents at beginning of period	3,827	3,646

Cash and cash equivalents at end of period	$10,519	$4,179

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$84	$63
Issuance of common stock for debt conversion and debt payments	$333	$-

Unrealized gains on investments	$220	$219

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core Biotech Corp., all of which are incorporated in Delaware and are dormant. The Company’s foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., established in Belgium in 1998, has limited or no activity. All significant intercompany balances and transactions have been eliminated in consolidation.

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

These consolidated financial statements should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 19, 2007.

NOTE 2: NET LOSS PER SHARE

  Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 18,416,587 and 22,294,987 shares, are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2006 and 2007, respectively, since their effect is antidilutive.

NOTE 3: EQUITY BASED COMPENSATION

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

	Three Months Ended March 31,
	2006	2007
Risk-free interest rate	4.3% - 4.6%	4.46 - 4.77%
Expected dividend yield	-	-
Expected lives	2.5-5 yrs	5 yrs
Expected volatility	72.1%-79.3%	77.06 - 77.57%
Weighted average grant date fair value of options and warrants issued	$2,503,000	$135,712

Stock option activity during the three months ended March 31, 2007, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	2,001,969	$2.51	8.01
Options granted	64,120	2.14	9.75
Options forfeited	-	-	-
Outstanding March 31, 2007	2,066,089	2.50	8.10	-
Exercisable March 31, 2007	1,952,103	2.52	8.70	-

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $80,716.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	113,986	$2.26	9.05
Options granted	-	-	-
Options forfeited	-	-	-	-
Outstanding March 31, 2007	113,986	$2.26	9.05	-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,326,732	$2.63	8.18
Options granted	33,750	$2.37	9.75
Options forfeited	-	-	-
Outstanding March 31, 2007	1,360,482	$2.63	8.20	-
Exercisable March 31, 2007	1,323,382	$2.63	8.60	-

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $42,486.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	37,100	$2.28	9.81
Options granted	-	-	-
Options forfeited	-	-	-	-
Outstanding March 31, 2007	37,100	$2.28	9.81	-

The impact on the Company’s results of operations of recording equity based compensation for the three months ended March 31, 2007 was to increase general and administrative expenses by approximately $123,000 and reduce earnings per share by $0.00 per basic and diluted share.

As of March 31, 2007, there was $94,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: SHORT TERM INVESTMENTS

Securities classified as available for sale consisted of:

	March 31, 2007		Unrealized
Name of security	Cost	Market value	gain (loss)	Maturity date
Natexis Banques Popolare	$969,000	$992,000	$23,000	May, 2007
AIG FDG Disc Com Paper	972,000	997,000	25,000	April, 2007
General Electric Cap Corp	965,000	988,000	23,000	June, 2007
American General Fin Corp	965,000	987,000	22,000	June, 2007
Daimlechrysler	965,000	987,000	22,000	June, 2007
LaSalle Bank	965,000	987,000	22,000	June, 2007
General Electric Cap Corp	1,240,000	1,258,000	18,000	July, 2007
General Electric Cap Serv	1,202,000	1,216,000	14,000	September, 2007
HSBC Finance	1,000,000	1,014,000	14,000	August, 2007
FHLMC	1,051,000	1,065,000	14,000	November, 2007
FHLMC	960,000	973,000	13,000	October, 2007
FNMA	800,000	806,000	6,000	December, 2007
FNMA	3,000,000	3,029,000	29,000	November, 2007
FHLMC	3,099,000	3,125,000	26,000	December, 2007
HSBC Finance	1,004,000	1,002,000	(2,000)	December, 2007
General Electric	999,000	995,000	(4,000)	December, 2007
	$20,156,000	$20,421,000	$265,000

	December 31, 2006
Name of security	Cost	Market value	Unrealized gain (loss)	Maturity date
AIG Discount Commercial	$972,000	$983,000	$11,000	April, 2007
Natexis Banques Popolare	969,000	979,000	10,000	May, 2007
American General Finance	965,000	974,000	9,000	June, 2007
Daimler Chrysler	965,000	974,000	9,000	June, 2007
LaSalle Bank	965,000	974,000	9,000	June, 2007
General Electric	1,240,000	1,242,000	2,000	July, 2007
HSBC Finance	1,000,000	1,000,000	-	August, 2007
American General Finance	976,000	987,000	11,000	September, 2007
General Electric	965,000	974,000	9,000	September, 2007
General Electric	1,202,000	1,200,000	(2,000)	September, 2007
FHLMC	960,000	960,000	-	October, 2007
FHLMC	1,051,000	1,051,000	-	November, 2007
FNMA	3,000,000	2,991,000	(9,000)	November, 2007
FHLMC	3,099,000	3,086,000	(13,000)	December, 2007
	$18,329,000	$18,375,000	$46,000

No investment securities were pledged to secure public funds at March 31, 2007 and December 31, 2006, respectively.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2007 and December 31, 2006.

		March 31, 2007
	Number	Less than 12 Months		12 months or longer		Total
Name of security	of Securities	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Natexis Banques Popolare	1	$992,000	-	-	-	$992,000	-
AIG FDG Disc Com Paper	1	997,000	-	-	-	997,000	-
General Electric Cap Corp	1	988,000	-	-	-	988,000	-
American General Fin Corp	1	987,000	-	-	-	987,000	-
Daimlechrysler	1	987,000	-	-	-	987,000	-
LaSalle Bank	1	987,000	-	-	-	987,000	-
General Electric Cap Corp	1	1,258,000	-	-	-	1,258,000	-
General Electric Cap Serv	1	1,216,000	-	-	-	1,216,000	-
HSBC Finance	1	1,014,000	-	-	-	1,014,000	-
FHLMC	1	1,065,000	-	-	-	1,065,000	-
FHLMC	1	973,000	-	-	-	973,000	-
FNMA	1	806,000	-	-	-	806,000	-
FNMA	1	3,029,000	-	-	-	3,029,000	-
FHLMC	1	3,125,000	-	-	-	3,125,000	-
HSBC Finance	1	1,002,000	(2,000.00)	-	-	1,002,000	(2,000.00)
General Electric	1	995,000	(4,000.00)	-	-	995,000	(4,000.00)
Total Temporary Impairment Securities	16	$20,421,000	($6,000)	$-	$-	$20,421,000	($6,000)

		December 31, 2006
	Number	Less than 12 months		12 months or longer		Total
Name of security	of Securities	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
AIG Discount Commercial	1	$983,000	$-	$-	$-	$983,000	$-
Natexis Banques Popolare	1	979,000	-	-	-	979,000	-
American General Finance	1	974,000	-	-	-	974,000	-
Daimler Chrysler	1	974,000	-	-	-	974,000	-
LaSalle Bank	1	974,000	-	-	-	974,000	-
General Electric	1	1,242,000	-	-	-	1,242,000	-
HSBC Finance	1	1,000,000	-	-	-	1,000,000	-
American General Finance	1	987,000	-	-	-	987,000	-
General Electric	1	974,000	-	-	-	974,000	-
General Electric	1	1,200,000	(2,000)	-	-	1,200,000	(2,000)
FHLMC	1	960,000	-	-	-	960,000	-
FHLMC	1	1,051,000	-	-	-	1,051,000	-
FNMA	1	2,991,000	(9,000)	-	-	2,991,000	(9,000)
FHLMC	1	3,086,000	(13,000)	-	-	3,086,000	(13,000)
Total Temporary Impairment Securities	14	$18,375,000	$(24,000)	$-	$-	$18,375,000	$(24,000)

In management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

Comprehensive Income

The Company reports comprehensive income, which includes net loss, as well as certain other items, which result in a charge to equity during the period.

	Three months ended March 31 (in thousands)
	2006	2007
Unrealized gains during the period	$131	$243
Realized loss (gains) during the period	89	(24)
Other comprehensive income	$220	$219

There are no income tax effects allocated to comprehensive income as the Company has no tax liabilities due to net operating losses.

Note 5: DEBENTURE FINANCING

Long term debt consists of the following:

	(in thousands)
	December 31, 2006	March 31, 2007

October 2003	$2,071	$2,071
January 2004	1,031	1,031
July 2004	1,000	1,000
Total	4,102	4,102
Less Discounts	(231)	(115)

Total	3,871	3,987
Less current portion	3,871	3,987

Long term debt	$-	$-

October 2003 Debentures

As of March 31, 2007, the investors had converted approximately $2,071,000 principal amount of the October 2003 Debenture into 1,025,336 shares of Common Stock. The remaining balance of $2,071,000 is convertible into 1,025,336 shares of common stock.

The Company recorded financing costs for the three months ended March 31, 2006 and 2007, with regard to the October 2003 Debentures of $0 and $0, respectively. Interest expense for the three months ended March 31, 2006 and 2007, with regard to the October 2003 Debentures was approximately $36,000 and $36,000, respectively.

January 2004 Debentures

As of March 31, 2007, the Company has made aggregate installment payments of $1,889,000 and the investors have converted an aggregate of $1,080,000 of principal amount of the January 2004 Debentures into 1,094,149 and 507,257 shares of common stock, respectively. The remaining principal on these Debentures was approximately $1,031,000 as of March 31, 2007.

The Company recorded financing costs for the three months ended March 31, 2006 and 2007, with regard to the January 2004 Debentures of $49,000 and $0, respectively. Interest expense for the three months ended March 31, 2006 and 2007, with regard to the January 2004 Debentures was approximately $22,000 and $18,000, respectively.

July 2004 Debentures

As of March 31, 2007, the Company has made aggregate installment payments of $500,000 and the investors have converted an aggregate of $500,000 of principal amount of the July 2004 Debenture into 331,669 and 240,385 shares of common stock, respectively. The remaining principal amount on these debentures was $1,000,000 as of March 31, 2007.

The Company recorded financing costs for the three months ended March 31, 2006 and 2007, with regard to the July 2004 Debentures of $137,000 and $116,000, respectively. Interest expense for the three months ended March 31, 2006 and 2007, with regard to the July 2004 Debentures was approximately $26,000 and $17,000, respectively.

Conversion of Convertible Debt

The maximum number of shares issuable upon debt conversion, including interest as well as 135% of the shares issuable upon conversion and interest payments were 2,951,354 and 2,809,974 shares at March 31, 2006 and 2007, respectively.

Collateral and Financial Covenants

Pursuant to the terms and conditions of all of the outstanding Debentures, the Company has pledged all of the Company’s assets, other than the Company’s intellectual property, as collateral, and the Company is subject to comply with certain financial covenants. As of March 31, 2007, the Company was fully compliant with its financial covenants. In connection with the debenture agreements, the Company is required to have outstanding Letters of Credit of $1,000,000 as additional collateral.

NOTE 6: EQUITY FINANCING

As of March 31, 2007, Fusion Capital has purchased from the Company 7,856,649 shares for aggregate gross proceeds of approximately $15,389,129 pursuant to the April 2006 common stock purchase agreement between the Company and Fusion Capital. In addition, the Company issued to Fusion Capital 99,058 shares towards the remaining commitment fee.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of this standard did not have an impact on the financial condition or the results of our operations.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions".

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

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

Overview

General

We are a biopharmaceutical company engaged in the clinical development, manufacture and marketing of new drug entities based on natural immune system enhancing technologies for the treatment of viral and immune based acute and chronic disorders. We were founded in the early 1970s, as a contract researcher for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of acute and chronic diseases. We own a U.S. Food and Drug Administration (“FDA”) approved GMP (good manufacturing practice) manufacturing facility in New Jersey. Our flagship products include Ampligen® and Alferon N Injection®.

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS” or “CFS”) and HIV, and clinical testing for treatment/prevention of avian and seasonal influenza. We have completed Phase III clinical trials using Ampligen® to treat ME/CFS patients and are currently in the process of preparing and filing a New Drug Application (“NDA”) with the FDA.

Alferon N Injection® is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection® is also in clinical development for treating Multiple Sclerosis and West Nile Virus (“WNV”).

New Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of this standard did not have an impact on our financial condition or the results of our operations.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions".

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 versus Three months ended March 31, 2007

Net loss

  Our net loss of approximately $5,100,000 for the three months ended March 31, 2007 was 14% lower when compared to the same period in 2006. This $820,000 reduction in loss was primarily due to:

1)	Lower General & Administrative expenses of $1,310,000 principally related to a reduction in non-cash equity based compensation,

2)	An increase of $94,000 in interest and other income due to the timing of the maturities of our short term investments in marketable securities,

3)	Lower interest expense and non-cash financing costs of $80,000 relating to the amortization of debt discounts on our convertible debentures as they get closer to maturity,

4)	An increase in Research and Development of $746,000 associated with our Ampligen® NDA preparation and the production of Ampligen® raw materials (polymers) at our New Brunswick facility.

Net loss per share was $0.07 for the current period versus $0.10 for the same period in 2006.

Revenues

Revenues for the three months ended March 31, 2007 were $255,000 as compared to revenues of $236,000 for the same period in 2006. Ampligen® sold under the cost recovery clinical program was down $18,000 or 34% and Alferon N Injection® sales were up $37,000 or 20%. The increase in Alferon N Injection® sales can be attributed to a sales price increase during the current quarter. Ampligen® sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. This program has been in effect for several years and is offered as a treatment option to patients severely affected by CFS. As the name “cost recovery” implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen® and 2) collection of clinical data relating to the patients’ treatment and results. We are altering our marketing strategy for Alferon N Injection® by relaunching the product via a collaborative marketing initiative between Hemispherx and a national Specialty Pharmacy network encompassing specialty pharmacists, pharmacies and targeted physician specialists. Such an effort is intended to focus our efforts in the most appropriate and productive market segment for the product. It is anticipated that such an initiative may generate a positive impact on Alferon® revenues in an efficient, cost effective manner.

Production costs/cost of goods sold

Production/cost of goods sold decreased approximately $63,000 or 21% for the three months ended March 31, 2007 compared to the same period in 2006. This decrease was primarily due to lower production costs relating to excess production capacity during the prior period as more production was directed toward Ampligen® research and development. Cost of goods sold for the year ended March 31, 2006 and 2007 were $96,000 and $93,000, respectively.

Hyaluron, Inc. (“Hyaluron”) of Burlington, Massachusetts formulates, packages and labels our Alferon N Injection® product. Hyaluron has recently completed three lots of Alferon N Injection® to be used for stability testing. These tests are necessary as Hyaluron is our new provider of this process. We continue to work with them in preparing the facility for FDA approval as our contract manufacturer for Alferon N Injection®.

We outsource certain components of our overall research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

Research and Development costs

Overall research and development costs for the three months ended March 31, 2007 were $3,176,000 as compared to $2,430,000 for the same period a year ago representing an increase of $746,000 or 31%. The higher costs reflect an increase in the direct costs associated with our effort to develop our lead product, Ampligen®, as a therapy in treating acute and chronic diseases and on-going clinical trials involving patients with HIV and pre-clinical and clinical testing for possible treatment for avian and seasonal influenza viruses. Also, incremental costs were incurred for development of alternative delivery routes for Alferon N more suitable for various biodefense treatment indications.

Much of this increase in R&D cost is related to the production of raw materials at our new production lines recently installed at our New Brunswick facility. The New Brunswick facility successfully produced three lots of Poly I and three lots of Poly C12U, which have been used by Hollister-Stier (our contract manufacturer) in the manufacture of three process validation and scale up batches of Ampligen® doses.

Historically, we have outsourced the manufacturing of Ampligen® to certain contractor facilities in the United States and South Africa while maintaining full quality control and supervision of the process. We completed the set up of a Poly I and Poly C12U material manufacturing operation in 2006 in our New Brunswick, NJ facility. The transfer of Ampligen® raw materials production to our own facilities has obvious advantages with respect to overall control of the manufacturing process, keeping costs down, controlling regulatory compliance issues and allows us to obtain Ampligen® raw materials on a more consistent manufacturing basis. A sufficient number of lots of Ampligen® was produced in 2006 to produce the three validation batches of Ampligen® discussed above. We continue to produce Ampligen® raw material for the purpose of manufacturing process validation. We have identified three contract manufacturers to expand polymer manufacture and obtained preliminary proposals from two and initiated discussions with the third. This would provide a backup to our New Jersey facility and additional production capacity, if necessary. This transfer of polymer manufacturing to our own facilities, and/or to another contract manufacturer may delay certain steps in commercialization process, specifically, our Ampligen NDA Registration process now underway.

Hollister-Stier has completed three (3) pilot manufacturing runs of Ampligen® for stability testing and three (3) commercial size runs of Ampligen® for process validation and clinical supply. The first three pilot runs were completed during the period December 2005 through January 2006 utilizing polymer/raw material from Ribotech (our previous supplier of raw material). The six month accelerated stability data, along with twelve (12) months of real time data, on these three lots support a two year expiration period with additional test results forthcoming. The three lots were run in January, February and March 2007 utilizing Poly I and PolyC12U raw material from our NJ facility. We anticipate placing these three process validation lots in stability studies to monitor and confirm the product quality and stability.

We continue our efforts with respect to completing the registration process for an NDA with the Food and Drug Administration (“FDA”) for using Ampligen® to treat patients afflicted with Chronic Fatigue Syndrome (“CFS”).

 We started the NDA process on December 29, 2006 with the filing of one of the three major required sections. Subsequently, we have filed various other portions of the application with the FDA for comment and suggestions. As is customary, the FDA reviewers have asked for various clarifications in certain areas and additional information in various other areas including preclinical sections, chemistry/manufacturing sections and medical sections. Our staff and two retained Clinical Research Organizations (CROs) have been actively working to respond to the various queries, including conducting additional clinical exams and lab testing. While this process may delay the finalization and completion of the NDA, we feel that in the long run it may accelerate an effective review process. The application is also being expanded in certain sections such that it may be simultaneously suitable for filing in certain other countries. Finally, as a result of the lengthy regulatory history of Ampligen®, certain early non-CFS studies (such as those in HIV/AIDS, hepatitis and thermal injury) are requiring extensive reprogramming of archival data for inclusion in the application to meet current FDA requirements. In contrast, the CFS medical reports are substantially complete and the company plans to submit the CFS medical reports at the same time that the archived studies have been reprogrammed.

The NDA is being filed electronically to facilitate the ease of review by the FDA. We cannot yet provide guidance as to the tentative date at which the compilation and filing of the NDA will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard and the ability to collect overseas generated data.

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

We are actively engaged in broad-based ongoing experimental studies assessing the efficacy of our products Ampligen®, Alferon N Injection® and Alferon® LDO against influenza viruses as an adjuvant and/or single agent antiviral with the Defence R&D Canada, the National Institute of Infectious Diseases in Tokyo and various research affiliates of the National Institutes of Health in the United States.

On April 12, 2007, we announced that Japan's Ministry of Health, Labor and Welfare (MHLW) issued authorization to its National Institute of Infectious Diseases (NIID) approving their budget to advance studies indicating that an H5N1 influenza vaccine co-administered intranasally with Hemispherx's experimental therapeutic double stranded RNA (dsRNA) Ampligen® (Poly I: Poly C12U) protected against mutated strains of the virus and, further that, the seasonal trivalent influenza vaccine co-administered intranasally with Ampligen® maintained efficacy even when challenged with the H5N1 influenza virus.

The studies are to be lead by Dr. Hideki Hasegawa of the National Institute of Infectious Diseases with whom Hemispherx has been collaborating on the earlier animal studies. Enlarged studies, scheduled over three years, will focus initially on efficacy and stability as it pertains to the formulation of the vaccine and Ampligen®. Subsequent studies will focus on GLP (Good Laboratory Practices) including studies required for regulatory submission including pharmacology, safety, toxicology, reproduction and carcinogenicity.

Dr. Hasegawa initially presented the results of his studies at the Second International Conference on Influenza Vaccines for the World in Vienna, Austria in October 2006. In this presentation, he examined the protective efficacy of intranasal co-administration of inactivated whole-virion H5N1 vaccine with Ampligen® in mice and non-human primates. Intranasal administration of a candidate influenza vaccine with Ampligen® resulted in dramatically increased secretion of IgA (also known as immunoglobulin A) which formed the basis of mucosal immunity. The induced mucosal immunity thereafter protected subjects when challenged with Vietnam, Hong Kong and Indonesian strains of the H5N1 viruses.

Dr. Hasegawa's presentation concluded: 1) that the intranasal administration of Ampligen® combined with H5N1 vaccine induced cross-protective mucosal immunity against heterologous H5N1 influenza virus infection in mice; 2) intranasal administration of Ampligen® combined with H5N1 vaccine provided protection in the macaque monkey, a non-human primate which has a complex immune system ,similar to that of humans, from H5N1 infection; and 3) Ampligen® is the only human-applicable dsRNA which has a well-documented safety profile in humans.

Dr. Hasegawa conveyed his desire to commence the studies as soon as possible.

Further studies are planned with Defence R&D Canada, Suffield (“DRDC Suffield”), an agency of the Canadian Department of National Defence. DRDC Suffield, is evaluating the antiviral efficacy of our experimental therapeutic Ampligen® and Alferon N Injection® for protection against human respiratory influenza virus infection in well validated animal models. DRDC Suffield is conducting research and development of new drugs that could potentially become part of the arsenal of existing antiviral weapons to combat the bird flu. The initial study focused on the testing of potential drugs against the respiratory influenza virus infection on a mouse-adapted strain of human influenza. DRDC Suffield had previously conducted extensive research in the use of liposome delivery technology to enhance the antiviral activity of a closely-allied Ampligen® analogue, Poly ICLC (an immunomodulating dsRNA) which is very similar to Ampligen®. Results suggest that ribo nucleic acid-based drugs have the ability to elicit protective broad-spectrum antiviral immunity against various pathogenic viruses. Hence, there is the potential for efficacy to be maintained against mutating strains of an influenza virus. Liposomes, a carrier system for nucleic acid-based drugs, have shown an ability to protect these drugs against in vivo degradation, delivering them to intracellular sites of infection, thereby reducing any toxicity and prolonging their therapeutic effectiveness. Protection can be afforded for 21 days with two doses of dsRNA. Initial studies reported by DRDC Suffield indicated that Ampligen® was effective in a mouse model of avian H5N1 infection by decreasing death rates.

A more definitive protocol is being developed to further validate the results of a clinical study conducted at the Princess Margaret Hospital in Hong Kong. This study evaluated the use of Alferon® LDO (Low Dose Oral Interferon Alfa-N3, Human Leukocyte Derived) to determine the affect on genes associated with anti-viral and immunological functions in normal volunteers. This study completed the dosing of ten patients. The initial results, conducted in collaboration with the Cleveland Clinic, did indicate that the Alferon® LDO stimulated gene banks associated with an antiviral immune response in these otherwise healthy volunteers.

A clinical study to evaluate the use of Alferon® LDO in HIV infected volunteers is being conducted in Philadelphia, PA. The study is being conducted at two sites, Drexel University and Philadelphia FIGHT, a comprehensive AIDS service organization providing primary care, consumer education, advocacy and research on potential treatments and vaccines. The study is designed to determine whether Alferon® LDO can resuscitate the broad-spectrum antiviral and immunostimulatory genes. As of April 2007, twenty-two (22) patients have enrolled and completed dosing. We are currently receiving data from this study and we are in the process of analyzing the results along with the results from the Alferon® LDO study conducted in Hong Kong. This methodology may have implications for treating other emerging viruses such as avian influenza (bird flu). The Philadelphia results collaborated the findings of the Hong Kong study. Present production methods for vaccines involve the use of millions of chicken eggs and would be slow to respond to an outbreak according to various World Health Organization expert panels. Health officials are also concerned that bird flu could mutate to cause the next pandemic and render present vaccines under development ineffective. We have initiated a collaboration with a research organization in the Netherlands (ViroClinics) to study the activity of Alferon® LDO against avian influenza in a primate model. The initial findings from this primate study indicate that Alferon® LDO mitigated the development of the atypical pneumonia caused by H5N1 influenza in a dose related manner. This study is ongoing.

Two toxicology studies were completed at the Lovelace clinic in Albuquerque, New Mexico to support new methods of Ampligen® administration. These studies involved the use of Ampligen as a vaccine immunostimulant and indicated that Ampligen® can be safely administered intranasally and intramucosally as well as intravenously. Based on the results of the two toxicology studies we have initiated a clinical trial to be conducted in Australia. The clinical trial in Australia is to study the immunostimulant effect of Ampligen® in influenza in the elderly by vaccination. We expect to start enrolling patients in the 2nd Quarter 2007.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2006 and 2007 were approximately $3,093,000 and $1,783,000, respectively, reflecting a decrease of $1,310,000 or 42%. This decrease related primarily to a reduction in non-cash equity based compensation of $1,808,000 compared to the same period in 2006. Fewer stock options were granted to employees in the current period. This decrease in non-cash equity based compensation was partially offset by increases in other expenses including legal and professional fees, mainly due to the Bioclones litigation, Director fees, resulting from an increase in their fee base, accounting fees, primarily due to an increase in year end close out activities in the current period, and lastly temporary help.

Interest and Other Income and Expense

Interest and other income for the three months ended March 31, 2006 and 2007 increased approximately $94,000 as compared to the same period a year earlier. The increase in interest and other income during the current period can primarily be attributed to the timing of the maturities of our marketable securities during the same period a year earlier. All funds in excess of our immediate need are invested in short-term securities.

Interest Expense and Financing Costs

Interest expense and non-cash financing costs were approximately $209,000 for the three months ended March 31, 2007 versus $289,000 for the same period a year ago. The main reason for the decrease in interest expense and financing costs of $80,000 can be attributed to decreased amortization charges on debt discounts during the current period versus the same period a year earlier as our convertible debentures have come closer to maturity (Please see Note 5 in the consolidated financial statements contained herein for more details on these transactions).

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2007 was $4,840,000. Cash used in investing activities for the three months ending March 31, 2007, amounted to $1,897,000, primarily from the maturity and purchase of short-term investments during the current quarter. Cash provided by financing activities for the three months ended March 31, 2007 amounted to $7,270,000, primarily from the sale of common stock. As of April 30, 2007 we had approximately $24,900,000 in cash and cash equivalents and short-term investments, or an increase of approximately 13% from December 31, 2006. These funds should be sufficient to meet our operating cash requirements for the next 18 months. Our notes payable balances, which come due in June 2007, may be converted or extended which will require no cash outlay. If not extended or converted, the payment to debenture holders would be approximately $2,700,000 leaving cash sufficient for operations for the next 15 months.

Debentures
As of April 30, 2007, the Company made aggregate installment payments of $2,389,000 and the investors converted an aggregate $3,651,000 principal amount of debt from the debentures as noted below (in thousands):

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

See Note 5 of the consolidated financial statements for a full description of all Debentures.

Equity Financing

On April 12, 2006, we entered into a common stock purchase agreement (the “2006 Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50.0 million over a period of approximately 25 months. Pursuant to the terms of the Registration Rights Agreement, dated as of April 12, 2006, we registered 12,386,723 shares issuable to or issued to Fusion Capital under the Purchase Agreement. Through May 7, 2007, the Company has sold to Fusion Capital an aggregate of 9,375,390 shares under the common stock purchase agreement for aggregate gross proceeds of $17,789,128 and issued 436,264 Commitment Shares.

Under the rules of the American Stock Exchange, in the event that we elect to sell more than 12,386,723 shares to Fusion Capital, we were required to seek stockholder approval. This approval was obtained on September 20, 2006. We also will be required to file a new registration statement and have it declared effective by the SEC in the event we elect to sell to Fusion Capital more than the 12,386,723 shares previously registered.

We are using the proceeds from this financing for general corporate purposes.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $24,600,000 in cash and cash equivalents and short-term investments at March 31, 2007. To the extent that our cash and cash equivalents and short term investments exceed our near term funding needs, we generally invest the excess cash in three to twelve month interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

Item 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2007 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2007, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 10, 2005, we initiated a multicount lawsuit in the United States District Court for the Eastern District of Pennsylvania seeking injunctive relief and damages against a conspiratorial group, many of whom are foreign nationals or companies located outside the United States alleging that the conspiratorial group has engaged in secret meetings, market manipulations, fraudulent misrepresentations, utilization of foreign accounts and foreign secrecy laws all in furtherance of an illegal scheme to take over Hemispherx and enrich themselves at the expense of our public stockholders. On February 18, 2005, we filed an amended complaint in the same lawsuit joining Redlabs, USA, Inc. as a defendant with the existing defendants R.E.D. Laboratories, N.V./S.A., Bart Goemaere, Jan Goemaere, Dr. Kenny De Meirleir, Kenneth Schepmans, Johan Goossens, Lieven Vansacker and John Does. Pursuant to an agreement in which R.E.D. Laboratories, N.V./S.A. and Dr. Kenny De Meirleir agreed not to participate in a hostile takeover of Hemispherx for a period of five years, R.E.D. Laboratories, N.V./S.A. and Dr. Kenny De Meirleir have been dismissed as defendants in the litigation. The Company dismissed without prejudice the litigation against the remaining defendants.

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

In March 2007, Cedric Philipp (“Philipp”) initiated an arbitration proceeding in Philadelphia, Pennsylvania with the American Arbitration Association alleging that, under a 1994 agreement between us and Philipp (“1994 Agreement”), we owed him commissions on product, or services he alleges we have purchased from Hollister-Stier. We are defending this claim on, among other claims, the ground that the 1994 Agreement has been terminated. In April 2007, we filed a declaratory judgment action in the Court of Common Please of Philadelphia asking the court to declare that the 1994 agreement between us and Cedric Philipp has been terminated. This declaratory judgment action is now pending.

ITEM 1A. Risk Factors.

The following cautionary statements identify important factors that could cause our actual result to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are:

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

We are in the registration process for an NDA with the FDA for approval to use Ampligen in the treatment of Chronic Fatigue Syndrome. We can provide no guidance as to the tentative date at which the compilation and filing of the NDA will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the time required for our New Brunswick staff/facilities to interface with Hollister-Stier to assure compliance with manufacturing regulatory standards. Also, the timing of the FDA review process of the NDA is subject to the control of the FDA and could result in one of the following events; 1) approval to market Ampligen® for use in treating ME/CFS patients 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our NDA application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen®.

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

In addition, Ampligen® is being tested on two strains of avian flu. There are a number of strains and strains mutate. No assurance can be given that a Ampligen® will be effective on any strains that might infect humans.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen, approved. As of March 31, 2007, our accumulated deficit was approximately $172,151,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of April 30, 2007, we had approximately $24,900,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements for the next 18 months. Our notes payable balances, which come due in June 2007, may be converted or extended which will require no cash outlay. If not extended or converted, the payment to debenture holders would be approximately $2,700,000 leaving cash sufficient for operations for the next 15 months.

On April 12, 2006, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital has agreed, under certain conditions and with certain limitations, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50,000,000 over a 25 month period (see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity And Capital Resources”).

We only have the right to receive $100,000 per trading day under the agreement with Fusion Capital unless our stock price exceeds $1.90 by at least $0.10, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. We have registered an aggregate of 13,201,840 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement (inclusive of up to 643,502 additional Commitment Shares) and, through May 7, 2007, we have sold to Fusion Capital an aggregate of 9,375,390 shares under the common stock purchase agreement for aggregate gross proceeds of $17,789,128. Assuming a purchase price of $1.61 per share (the closing sale price of the common stock on May 7, 2007) and the purchase by Fusion Capital of the remaining 2,367,831 shares (after issuing the remaining 207,238 Commitment Shares), total gross proceeds to us from the remaining shares would only be $3,812,208 ($21,601,336 in the aggregate under the common stock purchase agreement). Accordingly, depending upon the future market price of our common stock, we may realize less than the maximum $50,000,000 proceeds from the sale of stock under the Purchase Agreement.

In the event we elect to issue additional shares to Fusion Capital, we will be required to file a new registration statement and have it declared effective by the Securities and Exchange Commission. In addition, Fusion Capital cannot purchase more than 27,386,723 shares, inclusive of Commitment Shares under the common stock purchase agreement. Accordingly, depending upon the future market price of our common stock, we may realize less than the maximum $50,000,000 proceeds from the sale of stock under the Purchase Agreement.

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

We need to preserve and acquire enforceable patents covering the use of Ampligen® for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen® for such disease. We obtained all rights to Alferon N Injection®, and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our drug product which are carried out according to standard operating procedure manuals. We have been issued certain patents including those on the use of Ampligen® and Ampligen® in combination with certain other drugs for the treatment of HIV. We also have been issued patents on the use of Ampligen® in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen® in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen® as a sole treatment for any of the cancers, which we have sought to target. With regard to Alferon N Injection®, we have acquired from ISI its patents for natural alpha interferon produced from human peripheral blood leukocytes and its production process and we have filed a patent application for the use of Alferon® LDO in treating viral diseases including avian influenza. We cannot assure that our competitors will not seek and obtain patents regarding the use of similar products in combination with various other agents, for a particular target indication prior to our doing such. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional patents, we may not be able to successfully market our products.

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

We cannot assure that our U.S. or foreign marketing partners will be able to successfully distribute our products, or that we will be able to establish future marketing or third party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a materially adverse effect on us.

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

There are a limited number of manufacturers in the United States available to provide the polymers for use in manufacturing Ampligen®. At present, we do not have any agreements with third parties for the supply of any of these polymers. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® raw materials in order to obtain polymers on a more consistent manufacturing basis. The establishment of an Ampligen® raw materials production line within our own facilities, while having obvious advantages with respect to regulatory compliance (other parts of our 43,000 sq. ft. wholly owned FDA approved facility are already in compliance for the manufacture of Alferon N Injection®), may delay certain steps in the commercialization process, specifically, our Ampligen® NDA Registration process with the FDA.

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

Ampligen®. We believe that Ampligen® has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15% of patients treated in our various studies. This reaction is occasionally accompanied by a rapid heart beat, a tightness of the chest, urticaria (swelling of the skin), anxiety, shortness of breath, subjective reports of ''feeling hot,'' sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by slowing the infusion rate. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, asthma, low blood pressure, photophobia, rash, transient visual disturbances, slow or irregular heart rate, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months. One or more of the potential side effects might deter usage of Ampligen® in certain clinical situations and therefore, could adversely affect potential revenues and physician/patient acceptability of our product.

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

Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended April 30, 2007, the price of our common stock has ranged from $1.56 to $3.41 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

Our stock price may be adversely affected if a significant amount of shares, are sold in the public market.

We have registered 13,201,840 for sale by Fusion Capital and 143,658 shares by others, and may, in the future, register an additional 15,000,000 shares for sale by Fusion Capital under the common stock purchase agreement. As of April 30, 2007, approximately 1,121,953 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act, 396,669 of which have been registered. Also, we have registered 9,669,238 shares issuable (i) upon conversion of approximately 135% of Debentures that we issued in 2003 and 2004; (ii) as payment of 135% of the interest on all of the Debentures; (iii) upon exercise of 135% of certain Warrants; and (iv) upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital and other shares registered for selling stockholders could cause the price of our common stock to decline.

The sale by Fusion Capital and other selling stockholders of our common stock will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, the mere prospect of sales by Fusion Capital and other selling stockholders could depress the market price for our common stock. The issuance of shares to Fusion Capital under the common stock purchase agreement, will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold to Fusion Capital are to be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares offered by Fusion Capital will be sold over a period of in excess of two years. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock to Fusion Capital pursuant to the purchase agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 8.0% of our common stock, the Plan’s threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, we issued 1) 3,798,113 shares issued pursuant to the 2006 Purchase Agreement with Fusion Capital, 2) an aggregate of 28,410 shares for services performed and an aggregate of 33,203 shares for the payment of interest.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended March 31, 2007.

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
Robert E. Peterson
Chief Financial Officer

Date: May 10, 2007