Form 10-Q
period 2007-06-30
HEMISPHERX BIOPHARMA INC
filed 2007-08-09
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007
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

☐ Large accelerated filer           ☒      Accelerated file     ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes       ☒ No

72,826,971 shares of common stock were issued and outstanding as of August 7, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	June 30,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,646	$6,989
Short term investments (Note 4)	18,375	14,670
Inventory, net	957	598
Accounts and other receivables, net of reserves of $1 and $1, respectively	93	83
Prepaid expenses and other current assets	168	159
Total current assets	23,239	22,499

Property and equipment, net	4,720	4,672
Patent and trademark rights, net	857	885
Construction in progress	624	896
Royalty interest	601	573
Deferred financing costs	38	-
Advance receivable (Note 5)	1,300	-
Other assets	52	52
Total assets	$31,431	$29,577

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,548	$1,733
Accrued expenses	1,261	1,123
Current portion of long-term debt (Note 5)	3,871	-
Total current liabilities	6,680	2,856

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.01 per share, authorized 200,000,000 shares; issued and outstanding 66,816,764 and 72,723,813 respectively	67	73
Additional paid-in capital	191,689	202,408
Accumulated other comprehensive income	46	316
Accumulated deficit	(167,051)	(176,076)
Total stockholders' equity	24,751	26,721

Total liabilities and stockholders' equity	$31,431	$29,577

See accompanying notes to condensed consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2006	2007
Revenues:
Sales of product net	$197	$196
Clinical treatment programs	50	38

Total revenues	247	234

Costs and expenses:
Production/cost of goods sold	398	315
Research and development	2,588	2,534
General and administrative	2,086	1,543

Total costs and expenses	5,072	4,392

Interest and other income	205	416
Interest expense	(326)	(44)
Financing costs (Note 5)	(135)	(139)

Net loss	$(5,081)	$(3,925)

Basic and diluted loss per share (Note 2)	$(.08)	$(.05)

Weighted average shares outstanding, basic and diluted	64,033,333	72,192,229

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2006	2007
Revenues:
Sales of product net	$380	$416
Clinical treatment programs	103	73

Total revenues	483	489

Costs and expenses:
Production/cost of goods sold	697	551
Research and development	5,018	5,710
General and administrative	5,178	3,326

Total costs and expenses	10,893	9,587

Interest and other income	160	465
Interest expense	(410)	(115)
Financing costs (Note 5)	(340)	(277)

Net loss	$(11,000)	$(9,025)

Basic and diluted loss per share (Note 2)	$(.18)	$(.13)

Weighted average shares outstanding, basic and diluted	60,132,309	70,518,087

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive loss
 (in thousands except share data)
(Unaudited)

	Common stock shares	Common Stock $.001 Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2006	66,816,764	$67	$191,689	$46	$(167,051)	$24,751
Interest payments	64,769	-	124	-	-	124
Private placement, net of issuance costs	5,750,530	6	10,264	-	-	10,270
Stock issued for settlement of accounts payable	91,750	-	167	-	-	167
Equity based compensation	-	-	164	-	-	164
Net comprehensive income (loss)	-	-	-	270	(9,025)	(8,755)

Balance at June 30, 2007	72,723,813	$73	$202,408	$316	$(176,076)	$26,721

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2007
(in thousands)
(Unaudited)

	2006	2007
Cash flows from operating activities:
Net loss	$(11,000)	$(9,025)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	70	123
Amortization of patent and trademark rights, and royalty interest	56	83
Financing cost related to debt discounts	340	277
Equity based compensation	2,263	164
Common stock issued in payment of interest expense	101	115
Changes in assets and liabilities:
Inventory	497	359
Accounts and other receivables	(93)	(154)
Prepaid expenses and other current assets	26	9
Accounts payable	937	353
Accrued expenses	484	(139)
Net cash used in operating activities	$(6,319)	$(7,835)

Cash flows from investing activities:
Purchase of property plant and equipment	$(1,508)	$(75)
Additions to patent and trademark rights	(36)	(82)
Maturity of short term investments	12,548	6,778
Purchase of short term investments	(18,884)	(2,803)
Construction in Progress	275	(272)

Net cash (used in) provided by investing activities	$(7,605)	$3,546

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended June 30, 2006 and 2007
(in thousands)
(Unaudited)

	2006	2007
Cash flows from financing activities:
Payment of long-term debt	$-	$(4,102)
Collection of advance receivable	-	1,464
Proceeds from exercise of stock warrants	672	-
Proceeds from sale of stock, net of issuance costs	11,980	10,270

Net cash provided by financing activities	$12,652	$7,632

Net (decrease) increase in cash and cash equivalents	(1,272)	3,343

Cash and cash equivalents at beginning of period	3,827	3,646

Cash and cash equivalents at end of period	$2,555	$6,989

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$146	$167
Issuance of common stock for debt conversion and debt payments	$834	$-

Unrealized gains on investments	$79	$316

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

In the opinion of management, all adjustments necessary for a fair presenta-tion of such consolidated financial statements have been included. Such adjust-ments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2: NET LOSS PER SHARE

  Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 30,005,360 and 17,530,415 shares, are excluded from the calculation of diluted net loss per share for the six months ended June 30, 2006 and 2007, respectively, since their effect is antidilutive.

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

	Six Months Ended June 30,
	2006	2007
Risk-free interest rate	4.3% - 4.6%	4.46 - 4.90%
Expected dividend yield	-	-
Expected lives	2.5-5 yrs	5 yrs
Expected volatility	72.1%-79.3%	76.74 - 77.57%
Weighted average grant date fair value of options and warrants issued	$2,503,000	$140,037

Stock option activity during the six months ended June 30, 2007, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	2,001,969	$2.51	8.01
Options granted	64,120	2.14	9.50
Options forfeited	(411)	-	-
Outstanding June 30, 2007	2,065,678	2.50	7.85	-
Exercisable June 30, 2007	1,951,692	2.52	8.45	-

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $123,202.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	113,986	$2.26	9.05
Options granted	-	-	-
Options forfeited	-	-	-	-
Outstanding June 30, 2007	113,986	$2.26	8.80	-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,326,732	$2.63	8.18
Options granted	33,750	$2.37	9.50
Options forfeited	-	-	-
Outstanding June 30, 2007	1,360,482	$2.63	7.95	-
Exercisable June 30, 2007	1,323,382	$2.64	8.35	-

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $97,870.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	37,100	$2.28	9.81
Options granted	-	-	-
Options forfeited	-	-	-	-
Outstanding June 30, 2007	37,100	$2.28	9.56	-

The impact on the Company’s results of operations of recording equity based compensation for the six months ended June 30, 2007 was to increase general and administrative expenses by approximately $164,000 and reduce earnings per share by $0.00 per basic and diluted share.

As of June 30, 2007, there was $79,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: SHORT TERM INVESTMENTS

Securities classified as available for sale consisted of:

	June 30, 2007
Name of Security	Cost	Market Value	Unrealized Gain (Loss)	Maturity Date

General Electric Cap Corp	$1,240,000	$1,275,000	$35,000	July, 2007
General Electric Cap Serv	1,202,000	1,233,000	31,000	September, 2007
HSBC Finance	1,000,000	1,028,000	28,000	August, 2007
FHLMC	1,051,000	1,078,000	27,000	November, 2007
FHLMC	960,000	985,000	25,000	October, 2007
FNMA	800,000	816,000	16,000	December, 2007
FNMA	3,000,000	3,067,000	67,000	November, 2007
FHLMC	3,099,000	3,163,000	64,000	December, 2007
HSBC Finance	1,004,000	1,016,000	12,000	December, 2007
General Electric	998,000	1,009,000	11,000	December, 2007

	$14,354,000	$14,670,000	$316,000

	December 31, 2006
Name of security	Cost	Market Value	Unrealized Gain(Loss)	Maturity Date

AIG Discount Commercial	$972,000	$983,000	$11,000	April, 2007
Natexis Banques Popolare	969,000	979,000	10,000	May, 2007
American General Finance	965,000	974,000	9,000	June, 2007
Daimler Chrysler	965,000	974,000	9,000	June, 2007
LaSalle Bank	965,000	974,000	9,000	June, 2007
General Electric	1,240,000	1,242,000	2,000	July, 2007
HSBC Finance	1,000,000	1,000,000	-	August, 2007
American General Finance	976,000	987,000	11,000	September, 2007
General Electric	965,000	974,000	9,000	September, 2007
General Electric	1,202,000	1,200,000	(2,000)	September, 2007
FHLMC	960,000	960,000	-	October, 2007
FHLMC	1,051,000	1,051,000	-	November, 2007
FNMA	3,000,000	2,991,000	(9,000)	November, 2007
FHLMC	3,099,000	3,086,000	(13,000)	December, 2007
	$18,329,000	$18,375,000	$46,000

No investment securities were pledged to secure public funds at June 30, 2007 and December 31, 2006, respectively.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2007 and December 31, 2006.

		June 30, 2007
		Less Than 12 Months		12 Months Or Longer		Total
Name of Security	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

General Electric Cap Corp	1	1,275,000	-	-	-	1,275,000	-
General Electric Cap Serv	1	1,233,000	-	-	-	1,233,000	-
HSBC Finance	1	1,028,000	-	-	-	1,028,000	-
FHLMC	1	1,078,000	-	-	-	1,078,000	-
FHLMC	1	985,000	-	-	-	985,000	-
FNMA	1	816,000	-	-	-	816,000	-
FNMA	1	3,067,000	-	-	-	3,067,000	-
FHLMC	1	3,163,000	-	-	-	3,163,000	-
HSBC Finance	1	1,016,000	-	-	-	1,016,000	-
General Electric	1	1,009,000	-	-	-	1,009,000	-

Total Temporary Impairment
Securities	10	$14,670,000	$-	$-	$-	$14,670,000	$-

		December 31, 2006
		Less than 12 months		12 months or longer		Total
Name of Security	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AIG Discount Commercial	1	$983,000	$-	$-	$-	$983,000	$-
Natexis Banques Popolare	1	979,000	-	-	-	979,000	-
American General Finance	1	974,000	-	-	-	974,000	-
Daimler Chrysler	1	974,000	-	-	-	974,000	-
LaSalle Bank	1	974,000	-	-	-	974,000	-
General Electric	1	1,242,000	-	-	-	1,242,000	-
HSBC Finance	1	1,000,000	-	-	-	1,000,000	-
American General Finance	1	987,000	-	-	-	987,000	-
General Electric	1	974,000	-	-	-	974,000	-
General Electric	1	1,200,000	(2,000)	-	-	1,200,000	(2,000)
FHLMC	1	960,000	-	-	-	960,000	-
FHLMC	1	1,051,000	-	-	-	1,051,000	-
FNMA	1	2,991,000	(9,000)	-	-	2,991,000	(9,000)
FHLMC	1	3,086,000	(13,000)	-	-	3,086,000	(13,000)
Total Temporary Impairment Securities	14	$18,375,000	$(24,000)	$-	$-	$18,375,000	$(24,000)

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

	Three months ended June 30 (in thousands)		Six months ended June 30 (in thousands)
	2006	2007	2006	2007

Unrealized gains (losses) during the period	$33	$248	$164	$491
Realized loss (gains) during the period	(3)	(198)	86	(221)
Other comprehensive income(loss)	$30	$50	$250	$270

There are no income tax effects allocated to comprehensive income as the Company has no tax liabilities due to net operating losses.

Note 5: DEBENTURE FINANCING

Long term debt consists of the following:
	(in thousands)
	December 31, 2006	June 30, 2007

October 2003	$2,071	$-
January 2004	1,031	-
July 2004	1,000	-
Total	4,102	-
Less Discounts	(231)	-

Total	3,871	-
Less current portion	3,871	-

Long term debt	$-	$-

In June 2007, the Company retired all remaining debt related to its convertible debentures issued in October 2003, January 2004 and July 2004. Of the outstanding debt of approximately $4,102,000, only $2,638,000 was required to be paid in new funds to retire the debentures, with the balance being covered by the Company’s advance receivable held as collateral by one of the debenture holders.

October 2003 Debentures

The discount on the October 2003 Debentures is fully amortized; therefore, the Company did not record any financing costs for the three and six months ended June 30, 2006 and 2007, respectively. Interest expense for the three months ended June 30, 2006 and 2007, with regard to the October 2003 Debentures was approximately $36,000 for each period respectively. For the six months ended June 30, 2006 and 2007, interest expense related to these debentures was $72,000 for each period respectively.

January 2004 Debentures

The discount on the January 2004 Debentures is fully amortized; therefore, the Company did not record financing costs for the three months ended June 30, 2006 and 2007, respectively. Financing costs for the six months ended June 30, 2006 and 2007, was approximately $49,000 and $0, respectively. Interest expense for the three months ended June 30, 2006 and 2007, with regard to the January 2004 Debentures was approximately $29,000 and $18,000, respectively. For the six months ended June 30, 2006 and 2007, interest expense related to these debentures was $97,000 and $36,000, respectively.

July 2004 Debentures

The Company recorded financing costs for the three months ended June 30, 2006 and 2007, with regard to the July 2004 Debentures of $116,000 for each period respectively. For the six months ended June 30, 2007, the Company recorded financing costs of $253,000 and $231,000, respectively. Interest expense for the three months ended June 30, 2006 and 2007, with regard to the July 2004 Debentures was approximately $19,000 and $17,000, respectively. For the six months ended June 30, 2006 and 2007, interest expense related to these debentures was $45,000 and $35,000, respectively.

NOTE 6: EQUITY FINANCING

For the six months ended June 30, 2007, Fusion Capital has purchased from the Company 5,750,530 shares for aggregate gross proceeds of approximately $10,270,000 pursuant to the April 2006 common stock purchase agreement between the Company and Fusion Capital.

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The impact of this statement has not been determined.

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

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS” or “CFS”), and clinical testing for treatment/prevention of avian and seasonal influenza. We have completed Phase III clinical trials using Ampligen® to treat ME/CFS patients and are currently in the process of preparing and filing a New Drug Application (“NDA”) with the FDA.

Alferon N Injection® is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection® is also in clinical development for treating West Nile Virus (“WNV”).

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The impact of this statement has not been determined.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 versus three months ended June 30, 2007

Net loss

  Our net loss of approximately $3,925,000 for the three months ended June 30, 2007 was 23% lower when compared to the same period in 2006. This $1,156,000 reduction in loss was primarily due to:

1)	Lower General & Administrative expenses of $543,000 principally related to a reduction in non-cash equity based compensation and lower accounting fees,
2)	An increase of $211,000 in interest and other income due to higher interest earned in the current period from the maturities of our marketable securities as compared to the previous period,
3)
Lower interest expense of $295,000 relating to the amortization of debt discounts on our convertible debentures and the incurring of liquidated damages in 2006 payable to our debenture holders resulting from us failing to timely file our 2005 Annual Report on Form 10-K.

Net loss per share was $0.05 for the current period versus $0.08 for the same period in 2006.

Revenues

Revenues for the three months ended June 30, 2007 were $234,000 as compared to revenues of $247,000 for the same period in 2006. Ampligen® sold under the cost recovery clinical program was down $12,000 or 24% and Alferon N Injection® sales were flat as compared to the prior period. Ampligen® sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. This program has been in effect for several years and is offered as a treatment option to patients severely affected by CFS. As the name “cost recovery” implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen® and 2) collection of clinical data relating to the patients’ treatment and results. We are altering our marketing strategy for Alferon N Injection® by relaunching the product via a collaborative marketing initiative between Hemispherx and a national Specialty Pharmacy network encompassing specialty pharmacists, pharmacies and targeted physician specialists. Such an effort is intended to focus our efforts in the most appropriate and productive market segment for the product. It is anticipated that such an initiative may generate a positive impact on Alferon® revenues in an efficient, cost effective manner.

Production costs/cost of goods sold

Production/cost of goods sold decreased approximately $83,000 or 21% for the three months ended June 30, 2007 compared to the same period in 2006. This decrease was primarily due to: 1) lower production costs of approximately $17,000 relating to excess production capacity during the prior period as more effort was directed toward Ampligen® research and development and 2) a decrease in costs of goods sold of approximately $66,000. Cost of goods sold for the three months ended June 30, 2006 and 2007 were $151,000 and $85,000 respectively. The primary reason for this decrease can be attributed to a fall in the number of vials sold during the current period.

Research and Development costs

Overall research and development costs for the three months ended June 30, 2007 were $2,534,000 as compared to $2,588,000 for the same period a year ago representing a slight decrease of $54,000.

Our research and development costs include the direct cost associated with our effort to develop our lead product, Ampligen®, as a therapy in treating acute and chronic diseases. In addition to the costs related to the collection and processing of clinical data, our current expenditures include the costs of establishing our in-house polymer production facility and costs related to preparing and completing our NDA for the use of Ampligen® in treating CFS.

We have filed certain sections of our Ampligen® NDA with the FDA for review and comment. As expected, the FDA reviewers have requested clarification in some areas and additional information in certain pre-clinical, chemistry, manufacturing and medical sections. We have engaged the services of additional Clinical Research Organizations (CROs) to assist in the responding to the various inquiries as well as conducting additional clinical exams and lab work. We have also added additional research personnel to assist the CROs. These personnel have experience at major pharmaceutical companies, i.e., J&J, Merck and GlaxoSmithKline. As previously reported, this process is affecting the finalization and completion of the NDA. We believe that in the long run, it may accelerate the review process; however, we cannot offer guidance on when the NDA will be deemed complete or when the review will be completed.

As previously reported, we are actively engaged in broad-based experimental studies assessing the efficacy of our product, Ampligen®, Alferon N Injection® and Alferon® LDO against influenza viruses as an adjuvant and/or single agent antiviral with the Defence R&D Canada, the National Institute of Infectious Disease in Tokyo and various research affiliates of the National Institutes of Health in the United States.

In June 2007, we met with Dr. Hasegawa of the National Institute of Infectious Diseases in Japan and representatives of the Research Foundation of Microbial Diseases in Osaka University (Biken) to discuss the results of Dr. Hasegawa’s work in using Ampligen® as an adjuvant to make flu vaccines more effective. Further discussions are scheduled as to the extent and terms of a collaboration effort with Biken to develop a more effective flu vaccine using Ampligen® as an adjuvant.

In June 2007, we initiated a clinical trial in Australia using Ampligen® in combination with seasonal flu vaccines. This trial is expected to continue for several months, is being conducted in Australia’s winter season and focuses on populations at risk for virulent cases of influenza, especially those over the age of 60 years who historically may have weakened immune systems. The Australian clinical trial was prompted by the results from the pre-clinical work conducted by Dr. Hasegawa of the National Institute of Infectious diseases of Japan (see above comments). Thirty patients are anticipated to be enrolled in the Australian study, which will utilize a two dose Ampligen® regimen of 2mg per dose. This study is being monitored by Clinical Network Services Pty. Ltd. located in Brisbane, Australia. The clinical trials center of St. Vincent’s Hospital based in Darling Hurst, Australia will be conducting the trial. Prospective patients are being screened to be included in the clinical trials starting in August 2007.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2006 and 2007 were approximately $2,086,000 and $1,543,000, respectively, reflecting a decrease of $543,000 or 26%. This decrease related primarily to a reduction in non-cash equity based compensation of $290,000 compared to the same period in 2006 as fewer stock options were granted to employees in the current period. Also, our accounting fees were down $428,000 from the same period a year ago primarily due to the charges incurred in 2006 related to the restatement of our financial statements. These decreases were slightly offset by increases in various other areas of G&A expense.

Interest and Other Income

Interest and other income for the three months ended June 30, 2006 and 2007 increased approximately $211,000 as compared to the same period a year earlier. The increase in interest and other income during the current period can primarily be attributed to higher interest realized on the maturity of our marketable securities as compared to the same period a year earlier. All funds in excess of our immediate need are invested in short-term securities.

Interest Expense and Financing Costs

Interest expense and non-cash financing costs were approximately $183,000 for the three months ended June 30, 2007 versus $461,000 for the same period a year ago. The main reason for the decrease in interest expense and financing costs of $278,000 can be attributed to the incurring of liquidated damages in 2006 payable to our debenture holders resulting from our failure to timely file our 2005 Annual Report on Form 10-K.

Six months ended June 30, 2006 versus six months ended June 30, 2007

Net loss

  Our net loss of approximately $9,025,000 for the six months ended June 30, 2007 was 18% lower when compared to the same period in 2006. This $1,975,000 reduction in loss was primarily due to:

1)
Lower General & Administrative expenses of $1,852,000 principally related to a reduction in non-cash equity based compensation and lower accounting fees with an offsetting increase in professional fees, salaries and wages and directors fees,

2)	An increase of $305,000 in interest and other income due to higher interest earned upon the maturity of our marketable securities as compared the same period a year ago,
3)
Lower interest expense of $295,000 relating to the amortization of debt discounts on our convertible debentures and the incurring of liquidated damages in 2006 payable to our debenture holders resulting from us failing to timely file our 2005 Annual Report on Form 10-K,

4)	Higher Research and Development costs of $692,000 primarily due to an increase in the use of consultants related to the preparation and completion of our NDA for the use of Ampligen® in treating CFS.

Net loss per share was $0.13 for the current period versus $0.18 for the same period in 2006.

Revenues

Revenues for the six months ended June 30, 2007 were $489,000 as compared to revenues of $483,000 for the same period in 2006. Ampligen® sold under the cost recovery clinical program was down $30,000 or 29% while Alferon N Injection® sales were up $36,000 to $416,000 during the current period. The increase in Alferon N Injection® sales was due to a price increase instituted this year. Correspondingly, we have experienced a decline in the number of vials sold during the current quarter versus the same period a year ago as we continue to evidence increased competition from rival products.

Production costs/cost of goods sold

Production/cost of goods sold was approximately $551,000 during the current period representing a decrease of approximately $146,000 or 21% as compared to the same period in 2006. This decrease was primarily due to lower production costs of $77,000 relating to excess production capacity during the prior period as more effort was directed toward Ampligen® research and development and the NDA; and a decrease in costs of goods sold of $69,000. Costs of goods sold for the six months ended June 30, 2006 and 2007 was $247,000 and $178,000, respectively. This decrease can be attributed to reduction of the number of vials sold as compared to the prior period.

Research and Development costs

Overall research and development costs for the six months ended June 30, 2007 were $5,710,000 as compared to $5,018,000 for the same period a year ago representing an increase of $692,000. These costs are primarily related to the collection and processing of clinical data, including the costs of establishing our in-house polymer production facility and the costs of preparing and completing our NDA for the use of Ampligen® in treating CFS. The increase can be attributed to an increase in the use of consultants related to the above areas.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2006 and 2007 were approximately $5,178,000 and $3,326,000, respectively, reflecting a decrease of $1,852,000 or 36%. This decrease related primarily to a reduction in non-cash equity based compensation of $2,098,000 compared to the same period in 2006 as fewer stock options were granted to employees in the current period as well as lower accounting fees of $404,000 as compared to the prior period primarily due to the restatement of our financial statements for the period 2003 through 2005. These decreases were offset by various increases in other areas of general and administrative expense.

Interest and Other Income and Expense

Interest and other income for the six months ended June 30, 2006 and 2007 increased approximately $305,000 as compared to the same period a year earlier. The increase in interest and other income during the current period was mainly due to higher interest earned upon the maturity of our marketable securities as compared the same period a year ago.

Interest Expense and Financing Costs

Interest expense and non-cash financing costs were approximately $392,000 for the six months ended June 30, 2007 versus $750,000 for the same period a year ago. The main reason for the decrease in interest expense and financing costs of $358,000 can be attributed to decreased amortization charges on debt discounts and the incurring of liquidated damages in 2006 payable to our debenture holders resulting from our failure to timely file our 2005 Annual Report on Form 10-K as we were in violation of provisions within our debenture agreements.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2007 was $7,835,000. Cash provided by investing activities for the six months ending June 30, 2007, amounted to $3,546,000, primarily from the maturity and purchase of short-term investments. Cash provided by financing activities for the six months ended June 30, 2007 amounted to $7,632,000. This was primarily due to proceeds received from the sale of our common stock of approximately $10,270,000. This was offset by the net repayment of our outstanding debt of $2,638,000 in June 2007. As of July 31, 2007 we had approximately $19,900,000 in cash and cash equivalents and short-term investments, or a decrease of approximately $2,129,000 from December 31, 2006. We anticipate that these funds should be sufficient to meet our operating cash requirements for the next 15 months.

In June 2007, the Company retired all remaining debt related to its convertible debentures issued in October 2003, January 2004 and July 2004. Of the outstanding debt of approximately $4,102,000, only $2,638,000 was required to be paid in new funds to retire the debentures, with the balance being covered by other cash and securities already held as collateral for the debentures.

Equity Financing

On April 12, 2006, we entered into a common stock purchase agreement (the “2006 Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50.0 million over a period of approximately 25 months. Pursuant to the terms of the Registration Rights Agreement, dated as of April 12, 2006, we registered 12,386,723 shares issuable to or issued to Fusion Capital under the Purchase Agreement. Through July 31, 2007, we have sold to Fusion Capital an aggregate of 9,789,748 shares under the common stock purchase agreement for aggregate gross proceeds of $18,389,129 and issued 440,127 Commitment Shares.

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

Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory processes, including the commercializing of Ampligen® products.

There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $21,659,000 in cash and cash equivalents and short-term investments at June 30, 2007. To the extent that our cash and cash equivalents and short term investments exceed our near term funding needs, we generally invest the excess cash in three to twelve month interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

Item 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of June 30, 2007 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2007, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

We reported in our Form 10-Q for the period ending March 31, 2007 that in January 2007 we filed an application in South Africa for the dissolution of Ribotech (PTY) Ltd. We have since determined to withdraw, and have withdrawn, this application.

See our Form 10-Q for the period ending March 31, 2007 for previously reported legal proceedings.

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

We are in the registration process for an NDA with the FDA for approval to use Ampligen® in the treatment of Chronic Fatigue Syndrome. We can provide no guidance as to the tentative date at which the compilation and filing of the NDA will be complete, as significant factors are outside our control including, without limitation, the ability and willingness of the independent clinical investigators to complete the requisite reports at an acceptable regulatory standard, the ability to collect overseas generated data, and the time required for our New Brunswick staff/facilities to interface with Hollister-Stier to assure compliance with manufacturing regulatory standards. Also, the timing of the FDA review process of the NDA is subject to the control of the FDA and could result in one of the following events; 1) approval to market Ampligen® for use in treating ME/CFS patients 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our NDA application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen®.

Alferon N Injection®. Although Alferon N Injection® is approved for marketing in the United States for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older; to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments.

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

Our products, including Ampligen®, are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch (“HPB”) of Canada, and the Agency for the Evaluation of Medicinal Products (“EMEA”) in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen® or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen® will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen® is authorized for use in clinical trials including a cost recovery program in the United States and Europe, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. If Ampligen® or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

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

In addition, Ampligen® is being tested on two strains of avian influenza virus. There are a number of strains and strains mutate. No assurance can be given that Ampligen® will be effective on any strains that might infect humans.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2007, our accumulated deficit was approximately $176,076,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of July 31, 2007, we had approximately $19,900,000 in cash and cash equivalents and short-term investments. We anticipate, but cannot assure, that these funds will be sufficient to meet our operating cash requirements for the next 15 months.

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

We only have the right to receive $100,000 per trading day under the agreement with Fusion Capital unless our stock price exceeds $1.90 by at least $0.10, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. We have registered an aggregate of 13,201,840 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement (inclusive of up to 643,502 additional Commitment Shares) and, through August 6, 2007, we have sold to Fusion Capital an aggregate of 9,789,748 shares under the common stock purchase agreement for aggregate gross proceeds of approximately $18,389,000. Assuming a purchase price of $1.28 per share (the closing sale price of the common stock on August 6, 2007) and the purchase by Fusion Capital of the remaining 1,953,473 shares (after issuing the remaining 203,375 Commitment Shares), total gross proceeds to us from the remaining shares would only be $2,500,445 ($20,889,445 in the aggregate under the common stock purchase agreement). Accordingly, depending upon the future market price of our common stock, we most likely will realize less than the maximum $50,000,000 proceeds from the sale of stock under the Purchase Agreement.

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

We need to preserve and acquire enforceable patents covering the use of Ampligen® for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen® for such disease. We obtained all rights to Alferon N Injection®, and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our experimental drug, Ampligen®, which is carried out according to standard operating procedure manuals. We have been issued certain patents including those on the use of Ampligen® and Ampligen® in combination with certain other drugs for the treatment of HIV. We also have been issued patents on the use of Ampligen® in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen® in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen® as a sole treatment for any of the cancers, which we have sought to target. With regard to Alferon N Injection®, we have acquired from ISI its patents for natural alpha interferon produced from human peripheral blood leukocytes and its production process and we have filed a patent application for the use of Alferon® LDO in treating viral diseases including avian influenza. We cannot assure that our competitors will not seek and obtain patents regarding the use of similar products in combination with various other agents, for a particular target indication prior to our doing such. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional patents, we may not be able to successfully market our products.

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

There are a limited number of manufacturers in the United States available to provide the polymers for use in manufacturing Ampligen®. At present, we do not have any agreements with third parties for the supply of any of these polymers. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain polymers on a more consistent manufacturing basis. The establishment of an Ampligen® polymers production line within our own facilities, may delay certain steps in the commercialization process, specifically, our Ampligen® NDA Registration process with the FDA.

If we are unable to obtain or manufacture the required polymers, we may be required to scale back our operations or stop manufacturing. The costs and availability of products and materials we need for the production of Ampligen® and the commercial production of Alferon N Injection® and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

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

Ampligen®. Competitors may be developing technologies that are, or in the future may be, the basis for competitive products. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for commercial sale with respect to treating ME/CFS in the United States. The dominant competitors with drugs to treat disease indications in which we plan to address include Gilead Pharmaceutical, Pfizer, Bristol-Myers, Abbott Labs, Glaxo Smith Kline, Merck and Schering-Plough Corp. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen® on the immune system, we cannot assure that we will be able to compete.

ALFERON N Injection®. Many competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Alferon N Injection® currently competes with Schering’s injectable recombinant alpha interferon product (INTRON® A) for the treatment of genital warts. 3M Pharmaceuticals also offer competition from its immune-response modifier, Aldara®, a self-administered topical cream, for the treatment of external genital and perianal warts. In addition, Medigene recently received FDA approval for a self-administered ointment, VeregenTM, which is indicated for the topical treatment of external genital and perianal warts. Alferon N Injection® also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of Alferon N Injection®. If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. There can be no assurance that, if we are able to obtain regulatory approval of Alferon N Injection® for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than Alferon N Injection®. Currently, our wholesale price on a per unit basis of Alferon N Injection® is higher than that of the competitive recombinant alpha and beta interferon products.

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

Ampligen®. We believe that Ampligen® has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15% of patients treated in our various studies. This reaction is occasionally accompanied by a rapid heart beat, a tightness of the chest, urticaria (swelling of the skin), anxiety, shortness of breath, subjective reports of ''feeling hot'', sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by reducing the rate of infusion. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, asthma, low blood pressure, photophobia, rash, transient visual disturbances, slow or irregular heart rate, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months. One or more of the potential side effects might deter usage of Ampligen® in certain clinical situations and therefore, could adversely affect potential revenues and physician/patient acceptability of our product.

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

The loss of services of key personnel including Dr. William A. Carter could hurt our chances for success.

Our success is dependent on the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen®, and his knowledge of our overall activities, including patents and clinical trials. The loss of Dr. Carter’s services could have a material adverse effect on our operations and chances for success. We have secured key man life insurance in the amount of $2,000,000 on the life of Dr. Carter and we have an employment agreement with Dr. Carter that, as amended, runs until December 31, 2010. However, Dr. Carter has the right to terminate his employment upon not less than 30 days prior written notice. The loss of Dr. Carter or other personnel or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended July 31, 2007, the price of our common stock has ranged from $1.24 to $2.49 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

We have registered 13,201,840 for sale by Fusion Capital and 143,658 shares by others, and may, in the future, register an additional 15,000,000 shares for sale by Fusion Capital under the common stock purchase agreement. As of August 6, 2007, approximately 710,358 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act, 68,628 of which have been registered. Also, we have registered 6,571,072 shares issuable upon exercise of 135% of certain Warrants and upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital and other shares registered for selling stockholders could cause the price of our common stock to decline.

The sale by Fusion Capital and other selling stockholders of our common stock will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, the mere prospect of sales by Fusion Capital and other selling stockholders could depress the market price for our common stock. The issuance of shares to Fusion Capital under the common stock purchase agreement will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold to Fusion Capital are to be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares offered by Fusion Capital will be sold over a period of in excess of two years. Depending upon market liquidity at the time, a sale of shares by Fusion at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock to Fusion Capital pursuant to the purchase agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 7.9% of our common stock, the Plan’s threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007, we issued 1) 1,952,417 shares pursuant to the 2006 Purchase Agreement with Fusion Capital, 2) an aggregate of 63,340 shares for services performed and an aggregate of 43,177 shares for the payment of interest.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended June 30, 2007.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders on June 20, 2007, stockholders approved the following:

Election of Directors:

Nominees	For	Withheld

William A. Carter	50,927,906	2,192,977
Richard C. Piani	51,334,221	1,786,662
Ransom W. Etheridge	51,325,450	1,795,433
William M. Mitchell.	51,411,401	1,709,482
Iraj-Eqhbal Kiani, Ph.D.	51,050,302	2,07,0581
Steven D. Spence	51,307,350	1,813,533

Ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent accountants:

For: 52,750,720 Against: 311,323 Abstain: 58,840

Approval of the Hemispherx 2007 Equity Incentive Plan:

For: 5,788,350 Against: 2,855,141 Abstain: 58,085 Broker non-votes:44,901,317

Total shares voted: 53,120,883 out of 71,608,110 eligible to vote.

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

Date: August 9, 2007