Form 10-Q
period 2007-09-30
HEMISPHERX BIOPHARMA INC
filed 2007-11-07
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

Commission File Number: 0-27072

HEMISPHERx BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0845822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

73,620,007 shares of common stock were issued and outstanding as of November 1, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2006	September 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,646	$6,564
Short term investments (Note 4)	18,375	11,290
Inventory, net	957	627
Accounts and other receivables, net of reserves of $1 and $1, respectively	93	132
Asset held for sale (Note 7)	-	610
Prepaid expenses and other current assets	168	73
Total current assets	23,239	19,296

Property and equipment, net	4,720	4,852
Patent and trademark rights, net	857	902
Construction in progress	624	298
Royalty interest	601	557
Deferred financing costs	38	-
Advance receivable (Note 5)	1,300	-
Other assets	52	52
Total assets	$31,431	$25,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,548	$1,781
Accrued expenses	1,261	882
Current portion of long-term debt (Note 5)	3,871	-
Total current liabilities	6,680	2,663

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.01 per share, authorized 200,000,000 shares; issued and outstanding 66,816,764 and 72,823,139 respectively	67	73
Additional paid-in capital	191,689	204,637
Accumulated other comprehensive income	46	378
Accumulated deficit	(167,051)	(181,794)
Total stockholders' equity	24,751	23,294

Total liabilities and stockholders' equity	$31,431	$25,957

See accompanying notes to condensed consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,
	2006	2007
Revenues:
Sales of product net	$189	$251
Clinical treatment programs	43	34

Total revenues	232	285

Costs and expenses:
Production/cost of goods sold	308	216
Research and development	2,512	2,740
General and administrative	1,276	3,508

Total costs and expenses	4,096	6,464
Reversal of previously accrued interest expense	-	346
Interest and other income and expense	356	119
Interest expense	(164)	-
Financing costs (Note 5)	(135)	(4)

Net loss	$(3,807)	$(5,718)

Basic and diluted loss per share (Note 2)	$(.06)	$(.08)

Weighted average shares outstanding, basic and diluted	62,570,061	72,818,720

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
	2006	2007
Revenues:
Sales of product net	$569	$667
Clinical treatment programs	146	107

Total revenues	715	774

Costs and expenses:
Production/cost of goods sold	1,005	767
Research and development	7,530	8,450
General and administrative	6,454	6,834

Total costs and expenses	14,989	16,051
Reversal of previously accrued interest expense	-	346
Interest and other income and expense	516	584
Interest expense	(574)	(116)
Financing costs (Note 5)	(475)	(280)

Net loss	$(14,807)	$(14,743)

Basic and diluted loss per share (Note 2)	$(.24)	$(.21)

Weighted average shares outstanding, basic and diluted	60,935,372	71,293,392

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive loss
 (in thousands except share data)
(Unaudited)

	Common stock shares	Common Stock $.001 Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2006	66,816,764	$67	$191,689	$46	$(167,051)	$24,751
Interest payments	116,745	-	193	-	-	193
Private placement, net of issuance costs	5,750,530	6	10,264	-	-	10,270
Stock issued for settlement of accounts payable	139,100	-	229	-	-	229
Equity based compensation	-	-	2,262	-	-	2,262
Net comprehensive income (loss)	-	-	-	332	(14,743)	(14,411)

Balance at September 30, 2007	72,823,139	$73	$204,637	$378	$(181,794)	$23,294

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2007
(in thousands)
(Unaudited)

	2006	2007
Cash flows from operating activities:
Net loss	$(14,807)	$(14,743)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	131	192
Amortization of patent and trademark rights, and royalty interest	125	125
Financing cost related to debt discounts	475	281
Equity based compensation	2,286	2,262
Common stock issued in payment of interest expense	101	181
Increase (decrease) in assets and liabilities:
Inventory	676	330
Accounts and other receivables	(183)	(203)
Asset held for sale	-	(610)
Prepaid expenses and other current assets	54	95
Accounts payable	1,505	462
Accrued expenses	309	(379)
Net cash used in operating activities	$(9,328)	$(12,007)

Cash flows from investing activities:
Purchase of property plant and equipment	$(1,266)	$2
Additions to patent and trademark rights	(47)	(126)
Maturity of short term investments	12,548	10,220
Purchase of short term investments	(14,481)	(2,803)

Net cash provided by (used in)investing activities	$(3,246)	$7,293

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2006 and 2007
(in thousands)
(Unaudited)

	2006	2007
Cash flows from financing activities:
Payment of long-term debt	$-	$(4,102)
Collection of advance receivable	-	1,464
Proceeds from exercise of stock warrants	672	-
Proceeds from sale of stock, net of issuance costs	12,593	10,270

Net cash provided by financing activities	$13,265	$7,632

Net increase in cash and cash equivalents	691	2,918

Cash and cash equivalents at beginning of period	3,827	3,646

Cash and cash equivalents at end of period	$4,518	$6,564

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$209	$229
Issuance of common stock for debt conversion and debt payments	$834	$-
Issuance of common stock for patents and royalty interest	$770	$-
Unrealized gains on investments	$79	$332
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$145	$-

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

NOTE 2: NET LOSS PER SHARE

  Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 26,693,497 and 17,456,937 shares, are excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2006 and 2007, respectively, since their effect is antidilutive.

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

	Nine Months Ended September 30,
	2006	2007
Risk-free interest rate	4.3% - 4.97%	4.0 - 4.90%
Expected dividend yield	-	-
Expected lives	2.5-5 yrs	5 yrs
Expected volatility	72.06%-79.3%	71.64 - 77.57%
Weighted average grant date fair value of options and warrants issued	$2,197,000	$2,238,000

Stock option activity during the nine months ended September 30, 2007, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	2,001,969	$2.51	8.01
Options granted	2,504,120	2.84	9.98
Options forfeited	(411)	-	-
Outstanding September 30, 2007	4,505,678	2.69	8.88	-
Exercisable September 30, 2007	4,376,692	2.71	6.36	-

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $1,803,000.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	113,986	$2.26	9.05
Options granted	15,000	1.78	10.00
Options forfeited	-	-	-	-
Outstanding September 30, 2007	128,986	$2.20	8.94	-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,326,732	$2.63	8.18
Options granted	583,750	$2.02	10.00
Options forfeited	-	-	-
Outstanding September 30, 2007	1,910,482	$2.44	8.56	-
Exercisable September 30, 2007	1,873,382	$2.46	8.66	-

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $413,000.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	37,100	$2.28	9.81
Options granted	-	-	-
Options forfeited	-	-	-	-
Outstanding September 30, 2007	37,100	$2.28	9.31	-

The impact on the Company’s results of operations of recording equity based compensation for the nine months ended September 30, 2007 was to increase general and administrative expenses by approximately $2,262,000 and reduce earnings per share by $0.03 per basic and diluted share.

As of September 30, 2007, there was $80,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan. Shares issued upon the exercising of stock options are to be issued from previously authorized shares within the Company's Equity Incentive Plan.

Note 4: SHORT TERM INVESTMENTS

Securities classified as available for sale consisted of:

	September 30, 2007
Name of Security	Cost	Market Value	Unrealized Gain	Maturity Date

FHLMC	$1,051,000	$1,093,000	$42,000	November, 2007
FHLMC	960,000	998,000	38,000	October, 2007
FNMA	800,000	828,000	28,000	December, 2007
FNMA	3,000,000	3,110,000	110,000	November, 2007
FHLMC	3,099,000	3,209,000	110,000	December, 2007
HSBC Finance	1,004,000	1,030,000	26,000	December, 2007
General Electric	98,000	1,022,000	24,000	December, 2007

	$10,912,000	$11,290,000	$378,000

	December 31, 2006
Name of security	Cost	Market Value	Unrealized Gain (Loss)	Maturity Date
AIG Discount Commercial	$972,000	$983,000	$11,000	April, 2007
Natexis Banques Popolare	969,000	979,000	10,000	May, 2007
American General Finance	965,000	974,000	9,000	June, 2007
Daimler Chrysler	965,000	974,000	9,000	June, 2007
LaSalle Bank	965,000	974,000	9,000	June, 2007
General Electric	1,240,000	1,242,000	2,000	July, 2007
HSBC Finance	1,000,000	1,000,000	-	August, 2007
American General Finance	976,000	987,000	11,000	September, 2007
General Electric	965,000	974,000	9,000	September, 2007
General Electric	1,202,000	1,200,000	(2,000)	September, 2007
FHLMC	960,000	960,000	-	October, 2007
FHLMC	1,051,000	1,051,000	-	November, 2007
FNMA	3,000,000	2,991,000	(9,000)	November, 2007
FHLMC	3,099,000	3,086,000	(13,000)	December, 2007
	$18,329,000	$18,375,000	$46,000

No investment securities were pledged to secure public funds at September 30, 2007 and December 31, 2006, respectively.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006.

		September 30, 2007
		Less Than 12 Months		12 Months Or Longer		Total
Name of Security	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

FHLMC	1	$1,093,000	$ -	$ -	$ -	$1,093,000	$ -
FHLMC	1	998,000	-	-	-	998,000	-
FNMA	1	828,000	-	-	-	828,000	-
FNMA	1	3,110,000	-	-	-	3,110,000	-
FHLMC	1	3,209,000	-	-	-	3,209,000	-
HSBC Finance	1	1,030,000	-	-	-	1,030,000	-
General Electric	1	1,022,000	-	-	-	1,022,000	-

Total Temporary Impairment	-	-	-	-	-	-	-
Securities	7	$11,290,000	$-	$-	$-	$11,290,000	$-

		December 31, 2006
		Less than 12 months		12 months or longer		Total
Name of Security	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
AIG Discount Commercial	1	$983,000	$-	$-	$-	$983,000	$-
Natexis Banques Popolare	1	979,000	-	-	-	979,000	-
American General Finance	1	974,000	-	-	-	974,000	-
Daimler Chrysler	1	974,000	-	-	-	974,000	-
LaSalle Bank	1	974,000	-	-	-	974,000	-
General Electric	1	1,242,000	-	-	-	1,242,000	-
HSBC Finance	1	1,000,000	-	-	-	1,000,000	-
American General Finance	1	987,000	-	-	-	987,000	-
General Electric	1	974,000	-	-	-	974,000	-
General Electric	1	1,200,000	(2,000)	-	-	1,200,000	(2,000)
FHLMC	1	960,000	-	-	-	960,000	-
FHLMC	1	1,051,000	-	-	-	1,051,000	-
FNMA	1	2,991,000	(9,000)	-	-	2,991,000	(9,000)
FHLMC	1	3,086,000	(13,000)	-	-	3,086,000	(13,000)
Total Temporary Impairment Securities	14	$18,375,000	$(24,000)	$-	$-	$18,375,000	$(24,000)

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

	Three months ended September 30 (in thousands)		Nine months ended September 30 (in thousands)
	2006	2007	2006	2007

Unrealized gains (losses) during the period	$136	$180	$300	$671
Realized loss (gains) during the period	(191)	(118)	(105)	(339)
Other comprehensive income(loss)	$(55)	$62	$195	$332

There are no income tax effects allocated to comprehensive income as the Company has no tax liabilities due to net operating losses.

Note 5: DEBENTURE FINANCING

Long term debt consists of the following:

	(in thousands)
	December 31, 2006	September 30, 2007

October 2003	$2,071	$-
January 2004	1,031	-
July 2004	1,000	-

Total	4,102	-
Less Discounts	(231)	-

Total	3,871	-
Less current portion	3,871	-

Long term debt	$-	$-

In June 2007, the Company retired all remaining debt related to its convertible debentures issued in October 2003, January 2004 and July 2004. Of the outstanding debt of approximately $4,102,000, only $2,638,000 was required to be paid in new funds to retire the debentures, with the balance being covered by the Company’s advance receivable held as collateral by one of the debenture holders.

October 2003 Debentures

The discount on the October 2003 Debentures was fully amortized; therefore, the Company did not record any financing costs for the three and nine months ended September 30, 2006 and 2007, respectively. Interest expense for the three months ended September 30, 2006 and 2007, with regard to the October 2003 Debentures was approximately $37,000 and $0, respectively. For the nine months ended September 30, 2006 and 2007, interest expense related to these debentures was $108,000 and $72,000, respectively.

January 2004 Debentures

The discount on the January 2004 Debentures was fully amortized; therefore, the Company did not record financing costs for the three months ended September 30, 2006 and 2007, respectively. Financing costs for the nine months ended September 30, 2006 and 2007, was approximately $49,000 and $0, respectively. Interest expense for the three months ended September 30, 2006 and 2007, with regard to the January 2004 Debentures was approximately $7,000 and $0, respectively. For the nine months ended September 30, 2006 and 2007, interest expense related to these debentures was $59,000 and $9,000, respectively.

July 2004 Debentures

The Company recorded financing costs for the three months ended September 30, 2006 and 2007, with regard to the July 2004 Debentures of $116,000 and $0 respectively. For the nine months ended September 30, 2007, the Company recorded financing costs of $369,000 and $231,000, respectively. Interest expense for the three months ended September 30, 2006 and 2007, with regard to the July 2004 Debentures was approximately $16,000 and $0, respectively. For the nine months ended September 30, 2006 and 2007, interest expense related to these debentures was $87,000 and $35,000, respectively.

NOTE 6: EQUITY FINANCING

For the nine months ended September 30, 2007, Fusion Capital has purchased from the Company 5,750,530 shares for aggregate gross proceeds of approximately $10,270,000 pursuant to the April 2006 common stock purchase agreement between the Company and Fusion Capital.

NOTE 7: ASSET HELD FOR SALE

Asset held for sale consists of equipment purchases related to the purified water system that was to be installed at the Company’s manufacturing facility in New Brunswick, NJ. The Company reevaluated its manufacturing needs and determined the installation of a purified water system would not be cost effective; therefore, the Company plans to sell this equipment and reclassified this as an asset held for sale. In addition, the Company recorded an impairment charge of $68,000 to bring the carrying value of the asset to its net realizable value of $610,000 as of September 30, 2007 as per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9: SUBSEQUENT EVENT

On October 10, 2007, we filed a New Drug Application with the FDA for using Ampligen® to treat Chronic Fatigue Syndrome.

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

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS” or “CFS”), and clinical testing for treatment/prevention of avian and seasonal influenza. We have completed Phase III clinical trials using Ampligen® to treat ME/CFS patients. On October 10, 2007, we filed a New Drug Application with the FDA for using Ampligen to treat CFS.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006 versus three months ended September 30, 2007

Net loss

  Our net loss of approximately $5,718,000 for the three months ended September 30, 2007 was $1,911,000 higher when compared to the same period in 2006. This increase in loss was primarily due to the combination of:

1)	Higher General & Administrative expenses of $2,232,000 principally related to an increase in non-cash equity based compensation;
2)	Higher Research and Development costs of approximately $228,000 due to the use of outside consultants related to the filing of our NDA for Ampligen®;
3)
An increase of $346,000 in other income due to a reversal of accrued liquidated damages in 2006 with respect to our debentures as a result of our failure to timely file our 2005 Annual Report on Form 10-K. These damages related to certain debenture covenants were settled without charge in the maturation and pay down of the debenture holder’s outstanding loan balances in 2007; and

4)	Lower interest expense and financing costs of $295,000 relating to the amortization of debt discounts on our convertible debentures.

Net loss per share was $0.08 for the current period versus $0.06 for the same period in 2006.

Revenues

Revenues for the three months ended September 30, 2007 were $285,000 as compared to revenues of $232,000 for the same period in 2006. Ampligen® sold under the cost recovery clinical program was down $9,000 or 21% and Alferon N Injection® sales increased $62,000 or 33% as compared to the prior period. Ampligen® sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. This program has been in effect for several years and is offered as a treatment option to patients severely affected by CFS. As the name “cost recovery” implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen® and 2) collection of clinical data relating to the patients’ treatment and results. We altered our marketing strategy for Alferon N Injection® by relaunching the product via a collaborative marketing initiative between Hemispherx and a national Specialty Pharmacy network encompassing specialty pharmacists, pharmacies and targeted physician specialists. This effort was intended to focus our efforts in the most appropriate and productive market segment for the product. This initiative has had a positive impact on Alferon® revenues in the current quarter.

Production costs/cost of goods sold

Production/cost of goods sold decreased approximately $92,000 or 30% for the three months ended September 30, 2007 compared to the same period in 2006. This decrease was primarily due to: 1) lower production costs of approximately $40,000 relating to excess production capacity during the prior period as more effort was directed toward Ampligen® research and development and 2) a decrease in costs of goods sold of approximately $51,000. Cost of goods sold for the three months ended September 30, 2006 and 2007 were $161,000 and $121,000, respectively. The primary reason for this decrease in cost of goods sold with a corresponding increase in sales can be attributed to a price increase per vial of Alferon N Injection® coupled with a decrease in the number of vials sold during the current period.

Research and Development costs

Overall research and development costs for the three months ended September 30, 2007 were $2,740,000 as compared to $2,512,000 for the same period a year ago representing an increase of $228,000 or 9%.  This increase was primarily due to higher outside consulting fees related to the preparation and filing of our NDA for Ampligen®.

Our research and development costs include the direct cost associated with our effort to develop our experimental compound, Ampligen®, as a therapy in treating acute and chronic diseases. In addition to the costs related to the collection and processing of clinical data, our current expenditures include the costs of establishing our in-house polymer production facility and costs related to preparation and completion of our NDA for the use of Ampligen® in treating CFS.

On October 10, 2007, we filed our NDA with the Food and Drug Administration for using Ampligen® in the treatment of CFS. This filing covers some 1,200 enrolled subjects and approximately 90,000 doses of Ampligen®. There is currently no approved treatment for CFS, which affects over one million people in the United States according to the Centers for Disease Control and Prevention (“CDC”). CFS is a debilitating disease with symptoms consisting of extreme fatigue, short term memory impairment, tender lymph nodes, muscle and joint pain and unrefreshed sleep. Symptom severity varies between patients. According to the CDC, there are no specific diagnostic tests available. Over its developmental history Ampligen® has received various designations including Orphan Drug Product Designation and Emergency (compassionate) Cost Recovery Sales Authorization from the FDA. Pursuant to the mutual recognition procedure we plan to proceed with filing New Drug Applications in the European Union.

We are actively engaged in broad-based experimental studies assessing the efficacy of our products, Ampligen®, Alferon N Injection® and Alferon® LDO against influenza viruses as an adjuvant and/or single agent antiviral with the Defence R&D Canada, the National Institute of Infectious Disease in Tokyo and various research affiliates of the National Institutes of Health in the United States. Articles have recently appeared in the peer-reviewed medical and scientific literature.

In September 2007, Japan’s National Institute of Infectious Disease (“JNIID”) initiated research on the co-administration of JNIID’s HIV-1 vaccine with our experimental TLR3 agonist a substance that binds to a specific receptor and triggers a host defense response in the cell) and immune enhancer, Ampligen®. This research is the result of earlier research suggesting a potential role for Ampligen® in boosting responses to certain vaccines designed to combat avian influenza (Bird Flu) as well as seasonal influenza viruses. The objective of this research is to determine if Ampligen® can overcome the historical problem which has handicapped AIDS vaccine development, namely marginal immune response which undermines the potential of long-lasting protection. Ampligen® will be combined with HIV recombinant protein and administered via an intranasal route.

In October 2007, JNIID published, in two peer reviewed journals, the results of their studies to evaluate the ability of current seasonal influenza vaccine to confer cross-protection against highly pathogenic H5N1 influenza (Bird Flu) virus in mice. These studies indicate that, as a vaccine enhancer co-administered with their seasonal trivalent influenza vaccine, Ampligen® helps induce a protective effect against H5N1 influenza viruses. As such, Ampligen® as a toll-like receptor 3 agonist may aid in overcoming the problems protecting against mutated strains of the H5N1 virus and of limited supplies of H5N1 virus vaccines. Additional studies to support this conclusion are planned.

In April 2007, Japan’s Ministry of Health, Labor and Welfare (MHLW) issued authorization to its National Institute of Infectious Diseases (NIID) approving their budget to advance studies indicating that an H5N1 influenza vaccine co-administered intranasally with Hemispherx’s experimental therapeutic, Ampligen® protected against mutated strains of the virus and, further that, the seasonal trivalent influenza vaccine co-administered intranasally with Ampligen® maintained efficacy even when challenged with the H5N1 influenza virus.

In June 2007, we initiated a clinical trial in Australia using Ampligen® in combination with seasonal flu vaccine. This trial, expected to continue for several months, is being conducted in Australia’s winter season and focuses on populations at risk for virulent cases of influenza, especially those over the age of 60 years who historically may have weakened immune systems. The Australian clinical trial was prompted by the results from the pre-clinical work conducted by the JNIID (see above). Thirty patients are anticipated to be enrolled in this study, which will utilize a two dose Ampligen® regimen of 2 mg per dose. This study is being monitored by Clinical Network Services Pty. Ltd. located in Brisbane, Australia. The clinical trials center of St. Vincent’s Hospital based in DarlingHurst, Australia is conducting the trial. Prospective patients are being screened to be included in the clinical trial.

The Center for Disease Control and Prevention reports that the number of mosquito-borne West Nile Virus (“WNV”) infections in the United States is “up sharply” over the same period in 2006. This increased infection rate has accelerated the enrollment of patients in our Phase IIb clinical trial using Alferon N™ to treat WNV patients. In lab studies, Alferon N™, a natural cocktail of eight alpha-interferons, shows synergistic effects (up to 100 fold over recombinant interferons) against pathogens such as WNV. The Phase IIb clinical trial is a double-blinded, randomized, multi-center program under the direction of Cornell University and Weill Cornell Medical College/New York Hospital.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2006 and 2007 were approximately $1,276,000 and $3,508,000, respectively, reflecting an increase of $2,232,000 or 175%. This rise related primarily to an increase in non-cash equity based compensation of $2,074,000 compared to the same period in 2006 as stock options were granted to officers and directors in the current period which replaced options that had previously expired.

Reversal of Previously Accrued Interest Expense

Reversal of previously accrued interest expense was $346,000 for the three months ended September 30, 2007. This item, classified as other income, resulted from the reversal of accrued liquidated damages in 2006 related to a certain covenant in our debenture agreements. These charges were incurred as a result of our failure to timely file our 2005 Annual Report on Form 10-K and our report on Form 10-Q for the quarterly period ended March 31, 2006 with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934 (the “1934 Act”). These liquidated damages were not included as part of the maturation and pay down of the debenture holder’s outstanding loan balances.

Interest and Other Income and Expense

Interest and other income and expense for the three months ended September 30, 2006 and 2007 decreased approximately $237,000 as compared to the same period a year earlier. The decrease in interest and other income during the current period can primarily be attributed to higher interest realized on the maturity of our marketable securities in the prior period. All funds in excess of our immediate need are invested in short-term securities. In addition, we recorded an impairment charge of $68,000 on an asset that was reclassified as an asset held for sale during the current period. The asset related to equipment purchases for the installation of a purified water system at our manufacturing facility. We re-evaluated our manufacturing needs and determined this installation would not be cost effective; therefore, we classified this equipment as an asset held for sale and adjusted the carrying value of this asset to its net realizable value.

Interest Expense and Financing Costs

Interest expense and non-cash financing costs were approximately $4,000 for the three months ended September 30, 2007 versus $299,000 for the same period a year ago. The main reason for the decrease in interest expense and financing costs of $295,000 can be attributed to the incurring of liquidated damages in 2006 payable to our debenture holders resulting from our failure to timely file our 2005 Annual Report on Form 10-K.

Nine months ended September 30, 2006 versus nine months ended September 30, 2007

Net loss

  Our net loss of approximately $14,743,000 for the nine months ended September 30, 2007 was slightly lower when compared to the same period in 2006. This $64,000 reduction in loss was primarily due to the combination of:

1)
Higher Research and Development costs of $920,000 primarily due to an increase in the use of outside consultants related to the preparation and completion of our NDA for the use of Ampligen® in treating CFS;

2)
Lower interest expense and financing costs of $653,000 relating to the amortization of debt discounts on our convertible debentures and the incurring of liquidated damages in 2006 payable to our debenture holders resulting from us failing to timely file our 2005 Annual Report on Form 10-K; and

3)
An increase of $346,000 in other income due to a reversal of accrued liquidated damages in 2006 with respect to our debentures holders as a result of our failure to timely file our 2005 Annual Report on Form 10-K. These damages related to certain debenture covenants were settled without charge in the maturation and pay down of the debenture holder’s outstanding loan balances in 2007.

Net loss per share was $0.21 for the current period versus $0.24 for the same period in 2006.

Revenues

Revenues for the nine months ended September 30, 2007 were $774,000 as compared to revenues of $715,000 for the same period in 2006. Ampligen® sold under the cost recovery clinical program was down $39,000 or 27% while Alferon N Injection® sales were up $98,000 or 17% to $667,000 during the current period. The increase in Alferon N Injection® sales was due to a price increase instituted this year. Correspondingly, we have experienced a decline in the number of vials sold during the current quarter versus the same period a year ago as we continue to evidence increased competition from rival products.

Production costs/cost of goods sold

Production/cost of goods sold was approximately $767,000 during the current period representing a decrease of approximately $238,000 or 24% as compared to the same period in 2006. This decrease was primarily due to lower production costs of $117,000 relating to excess production capacity during the prior period as more effort was directed toward Ampligen® research and development and the NDA; and a decrease in costs of goods sold of $121,000. Costs of goods sold for the nine months ended September 30, 2006 and 2007 was $394,000 and $273,000, respectively.

Research and Development costs

Overall research and development costs for the nine months ended September 30, 2007 were $8,450,000 as compared to $7,530,000 for the same period a year ago representing an increase of $920,000 or 12%. These costs are primarily related to the collection and processing of clinical data, including the costs of establishing our in-house polymer production facility and the costs of preparing and completing our NDA for the use of Ampligen® in treating CFS. The increase can be attributed to an increase in the use of consultants related to the above areas.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2006 and 2007 were approximately $6,454,000 and $6,834,000, respectively, reflecting an increase of $380,000 or 6%. This increase related primarily to an increase in directors’ fees, legal expenses and regulatory filing fees as well as increases in salaries and wages mainly resulting from the hire of our chief operating officer during the 4th quarter 2006.

Reversal of Previously Accrued Interest Expense

  Reversal of previously accrued interest expense was $346,000 for the nine months ended September 30, 2007. This item, classified as other income, resulted from the reversal of accrued liquidated damages in 2006 related to a certain covenant in our debenture agreements. These charges were incurred as a result of our failure to timely file our 2005 Annual Report on Form 10-K and our report on Form 10-Q for the quarterly period ended March 31, 2006 with the SEC pursuant to the 1934 Act. These liquidated damages were not included as part of the maturation and pay down of the debenture holder’s outstanding loan balances.

Interest and Other Income and Expense

Interest and other income and expense for the nine months ended September 30, 2006 and 2007 increased approximately $68,000 as compared to the same period a year earlier. The increase in interest and other income during the current period was mainly due to higher interest earned upon the maturity of our marketable securities as compared the same period a year ago. This was offset by an impairment charge of $68,000 recorded in the current period upon the reclassification of equipment to an asset held for sale. We wrote down the carrying value of the equipment to our net realizable value as of September 30, 2007.

Interest Expense and Financing Costs

Interest expense and non-cash financing costs were approximately $396,000 for the nine months ended September 30, 2007 versus $1,049,000 for the same period a year ago. The main reason for the decrease in interest expense and financing costs of $653,000 or 62% can be attributed to decreased amortization charges on debt discounts and the incurring of liquidated damages in 2006 payable to our debenture holders resulting from our failure to timely file our 2005 Annual Report on Form 10-K as we were in violation of provisions within our debenture agreements.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2007 was $12,007,000. Cash provided by investing activities for the nine months ending September 30, 2007, amounted to $7,293,000, primarily from the maturity and purchase of short-term investments. Cash provided by financing activities for the nine months ended September 30, 2007 amounted to $7,632,000. This was primarily due to proceeds received from the sale of our common stock of approximately $10,270,000. This was offset by the net repayment of our outstanding debt of $2,638,000 in June 2007. As of October 31, 2007, we had approximately $17,400,000 in cash and cash equivalents and short-term investments, or a decrease of approximately $4,621,000 from December 31, 2006. We anticipate that these funds should be sufficient to meet our operating cash requirements for the next 14 months.

In June 2007, we retired all remaining debt related to our convertible debentures issued in October 2003, January 2004 and July 2004. Of the outstanding debt of approximately $4,102,000, only $2,638,000 was required to be paid in new funds to retire the debentures, with the balance being covered by other cash and securities already held as collateral for the debentures.

Equity Financing

On April 12, 2006, we entered into a common stock purchase agreement (the “2006 Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50.0 million over a period of approximately 25 months. Pursuant to the terms of the Registration Rights Agreement, dated as of April 12, 2006, we registered 12,386,723 shares issuable to or issued to Fusion Capital under the Purchase Agreement. Through November 1, 2007, we have sold to Fusion Capital an aggregate of 10,539,112 shares under the common stock purchase agreement for aggregate gross proceeds of $19,529,128 and issued 447,465 Commitment Shares.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $17,854,000 in cash and cash equivalents and short-term investments at September 30, 2007. To the extent that our cash and cash equivalents and short term investments exceed our near term funding needs, we generally invest the excess cash in three to twelve month interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

Item 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of September 30, 2007 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2007, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

In October 2007, in order to protect our minority shareholder position in Ribotech (Pty) Ltd., we filed an Application in the High Court of South Africa naming as respondents Ribotech (Pty) Ltd, Bioclones (Pty) Ltd, the Trustees of the Biopad Trust and the Directors of Ribotech (Pty) Ltd. The Application asks the court to declare that certain minority shareholder protection provisions bound and still bind Ribotech (Pty) Ltd, that the appointment of certain Directors of Ribotech (Pty) Ltd is and was invalid, and that the allotment of certain shares of stock of Ribotech (Pty) Ltd is and was invalid. This Application is currently pending.

See our Form 10-Q for the period ending June 30, 2007 for previously reported legal proceedings.

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

On October 10, 2007 we filed an NDA with the FDA for approval to use Ampligen® in the treatment of Chronic Fatigue Syndrome. We can provide no guidance as to the tentative date at which the filing of the NDA will be accepted or, if accepted, when or if the NDA will be approved. The timing of the FDA review process of the NDA is subject to the control of the FDA and could result in one of the following events; 1) approval to market Ampligen® for use in treating ME/CFS patients 2) require more research, development, and clinical work, 3) approval to market as well as conduct more testing, or 4) reject our NDA application. Given these variables, we are unable to project when material net cash inflows are expected to commence from the sale of Ampligen®.

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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of September 30, 2007, our accumulated deficit was approximately $181,794,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2007, we had approximately $17,850,000 in cash and cash equivalents and short-term investments. We anticipate, but cannot assure, that these funds will be sufficient to meet our operating cash requirements for the next 14 months.

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

We only have the right to receive up to $100,000 per trading day under the agreement with Fusion Capital unless our stock price exceeds $1.90 by at least $0.10, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. We have registered an aggregate of 13,201,840 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement (inclusive of up to 643,502 additional Commitment Shares) and, through November 1, 2007, we have sold to Fusion Capital an aggregate of 10,539,112 shares under the common stock purchase agreement for aggregate gross proceeds of approximately $19,529,128. Assuming a purchase price of $1.59 per share (the closing sale price of the common stock on November 1, 2007) and the purchase by Fusion Capital of the remaining 1,204,109 shares (after issuing the remaining 196,037 Commitment Shares), total gross proceeds to us from the remaining shares would only be $1,914,533 ($21,443,661 in the aggregate under the common stock purchase agreement).

In the event we elect to issue additional shares to Fusion Capital, we will be required to file a new registration statement and have it declared effective by the Securities and Exchange Commission. In addition, Fusion Capital cannot purchase more than 27,386,723 shares, inclusive of Commitment Shares under the common stock purchase agreement.

Accordingly, depending upon the future market price of our common stock, even if we register the balance of the shares issuable to Fusion Capital under the Purchase Agreement, we most likely will realize less than the maximum $50,000,000 proceeds from the sale of stock under the Purchase Agreement.

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

Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended October 31, 2007, the price of our common stock has ranged from $1.06 to $2.49 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

We have registered 13,201,840 for sale by Fusion Capital and 143,658 shares by others, and may, in the future, register an additional 15,000,000 shares for sale by Fusion Capital under the common stock purchase agreement. As of November 1, 2007, approximately 208,855 shares of our common stock, constituted "restricted securities" as defined in Rule 144 under the Securities Act. Also, we have registered 6,571,072 shares issuable upon exercise of 135% of certain Warrants and upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 8.9% of our common stock, the Plan’s threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, we issued an aggregate of 47,350 shares for services performed and an aggregate of 51,976 shares for the payment of interest.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended September 30, 2007.

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

Date: November 7, 2007