Form 10-K/A
period 2006-12-31
HEMISPHERX BIOPHARMA INC
filed 2008-01-16
CIK 946644

FORM 10-K/A
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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This amendment on Form 10-K/A (the “Form 10-K/A”) amends our annual report for the fiscal year ended December 31, 2006 originally filed with the Securities and Exchange Commission (“SEC”)on March 19, 2007 (the “Form 10-K”). We are filing this amendment to clarify disclosure in Item 11. Executive Compensation.

No attempt has been made in this Form 10-K/A to modify or update disclosures in the Form 10-K except as required to address the above issue. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete text of Part III, Item 11 and Part IV, Item 15 are set forth herein, including those portions of the text that have not been amended from that set forth in the Form 10-K. The only changes to the text from the Form 10-K are as follows:

Part III

Item 11. Executive Compensation.

•	Footnote 1 to the “Summary Compensation” table has been revised.

•	The table setting forth certain information regarding stock options and warrants granted during 2006 to the executive officers has been added.

•	Footnote 2 to the “Directors’ Compensation” table has been revised.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

•	Updated certifications from our Chief Executive Officer and Chief Financial Officer are attached as Exhibits 31.1, 31.2, 32.1, and 32.2.

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

Notes:

(1)
Based on Black Scholes Pricing Model of valuing options. Total Fair Value of Option Awards granted in 2006 was $1,780,011. These amounts shown in the Option Awards column represent the approximate amount we recognized for financial statement reporting purposes in fiscal year 2006 for the fair value of equity awards granted to the named executive officers in fiscal year 2006, in accordance with SFAS No. 123(R), excluding the impact of estimated forfeiture related to service based vesting conditions as required by SEC rules. As a result, these amounts do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in calculating the fair value of equity awards under SFAS No. 123(R), see Note 2(n) of our financial statement in our Form 10-K for the year ended December 31, 2006.

(2)	Consists of Healthcare premiums, life insurance premiums, 401-K matching funds, qualifying insurance premium, company car and parking cost.

(3)	Consists of healthcare premiums and 401-K matching funds.

(4)	Mr. Bonelli joined the Company on November 27, 2006. His annual salary is $350,000.

2006 Stock Option Grants to Executive Officers

The following table provides additional information about option awards granted to our Named Executive Officers during the year ended December 31, 2006. The compensation plan under which the grants in the following tables were made are described in the Compensation Discussion and Analysis section headed “Long-Term Equity Incentive Awards”.

Name	Grant Date	No. of Options		Exercise Price per Share	Expiration Date	Closing Price on Grant		Grant Date Fair Value of Option(5)
W. A. Carter	1-1-06	300,000	(1)	$2.38	1/1/16	2.17	(2)	395,798
	2-22-06	376,650	(1)	3.78	2/22/16	3.44		840,569
A. Bonelli	11-27-06	100,000		2.11	11/26/16	1.92		122,601
R.E. Peterson	2-28-06	50,000	(1)	3.85	2/28/16	3.33		106,584
	4-14-06	100,000	(1)	3.48	4/14/16	3.16	(3)	203,899
	4-30-06	30,000	(1)	3.55	4/30/16	3.23	(4)	62,560
D. Strayer	11-20-06	15,000		2.20	11/20/16	2.00		19,200
M J. Liao	11-20-06	7,500		2.20	11/20/16	2.00		9,600
Carol Smith	11-20-06	7,500		2.20	11/20/16	2.00		9,600
R. Hansen	11-20-06	7,500		2.20	11/20/16	2.00		9,600

Notes:    (1) Renewal of Expiring Options

(2) Closing Price on 12/30/05

(3) Closing Price on 4/13/06

(4) Closing Price on 4/28/06

(5) These amounts shown represent the approximate amount we recognized for financial statement reporting purposes in fiscal year 2006 for the fair value of equity awards granted to the named executive officers in fiscal year 2006, in accordance with SFAS No. 123(R), excluding the impact of estimated forfeiture related to service based vesting conditions as required by SEC rules. As a result, these amounts do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in calculating the fair value of equity awards under SFAS No. 123(R), see Note 2(n) of our financial statement in our Form 10-K for the year ended December 31, 2006.

Outstanding Equity Awards at Year End - 2006

	Option/Warrants Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Unit That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
W.A.	1,450,000	0	0	$2.20	9/8/08	-	-	-	-
Carter, CEO	1,000,000	0	0	2.00	8/13/07	-	-	-	-
	190,000	0	0	4.00	1/1/08	-	-	-	-
	73,728	0	0	2.71	12/31/10	-	-	-	-
	10,000	0	0	4.03	1/3/11	-	-	-	-
	167,000	0	0	2.60	9/7/14	-	-	-	-
	153,000	0	0	2.60	12/7/14	-	-	-	-
	100,000	0	0	1.75	4/26/15	-	-	-	-
	465,000	0	0	1.86	7/16/11	-	-	-	-
	70,000	0	0	2.87	12/9/15	-	-	-	-
	300,000	0	0	2.38	1/3/16	-	-	-	-
	6,667	3,333	0	2.61	12/9/15	-	-	-	-
	376,650	0	0	3.78	2/22/16	-	-	-	-
	1,400,000	0	0	2.50	9/30/07	-	-	-	-
A. Bonelli, COO	100,000	0	0	2.11	11/26/16	-	-	-	-
R. Douglas Hulse	10,000	0	0	2.46	12/8/10	-	-	-	-
	250,000	0	0	1.55	2/14/15	-	-	-	-
R. Peterson, CFO	200,000	0	0	2.00	8/13/07	-	-	-	-
	50,000	0	0	3.44	6/22/14	-	-	-	-

	13,824	0	0	2.60	9/7/14	-	-	-	-
	55,000	0	0	1.75	4/26/15	-	-	-	-
	6,667	3,333	0	2.61	12/8/15	-	-	-	-
	50,000	0	0	3.85	2/20/16	-	-	-	-
	100,000	0	0	3.48	4/14/16	-	-	-	-
	30,000	0	0	3.55	4/28/16	-	-	-	-
	13,750	0	0	2.35	1/22/17	-	-	-	-
	10,000	0	0	4.03	1/3/11	-	-	-	-
D. Strayer, Medical Director	50,000	0	0	2.00	8/13/07	-	-	-	-
	50,000	0	0	4.00	2/28/08	-	-	-	-
	10,000	0	0	4.03	1/3/11	-	-	-	-
	20,000	0	0	3.50	2/23/07	-	-	-	-
	10,000	0	0	1.90	12/14/14	-	-	-	-
	6,667	3,333	0	2.61	12/8/15	-	-	-	-
	5,000	10,000	0	2.20	11/20/16	-	-	-	-
C. Smith, Director of Process Development	20,000	0	0	2.00	8/13/07	-	-	-	-
	5,000	0	0	4.00	6/7/08	-	-	-	-
	10,000	0	0	4.03	1/3/11	-	-	-	-
	6,667	3,333	0	2.61	12/8/15	-	-	-	-
	6,791	0	0	3.50	1/22/07	-	-	-	-
	6,667	3,333	0	1.90	12/7/14	-	-	-	-
	2,500	5,000	0	2.20	11/20/16	-	-	-	-
M.J. Liao, Director of QA	10,000	0	0	1.90	12/7/14	-	-	-	-
	6,667	3,333	0	2.61	12/8/15	-	-	-	-
	2,500	5,000	0	2.20	11/20/16	-	-	-	-
R. Hansen, VP of Manufact.	10,000	0	0	1.90	12/7/14	-	-	-	-
	6,667	3,333	0	2.61	12/8/15	-	-	-	-
	2,500	5,000	0	2.20	11/20/16	-	-	-	-

Options Exercised / Stock Vested - 2006

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value of Realized on Vesting ($) (e)
W.A. Carter, CEO	none
A. Bonelli, COO	none
R. Peterson, CFO	none
D. Strayer, Medical Director	none
C. Smith, Director	none
M.J. Liao, Director	none
R. Hansen, VP	none

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

Director Compensation - 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensat-ion ($)		Total ($)
R. Etheridge, Director, General Counsel	100,000	50,000	113,978	0	0	159,360	(1)	423,338
W. Mitchell, Director	100,000	50,000	113,978	0	0	0		263,798
R. Piani, Director	100,000	50,000	113,978	0	0	0		263,798
S. Spence, Director	100,000	50,000	113,978	0	0	0		263,798
I. Kiani, Director	100,000	50,000	113,978	0	0	0		263,798

(1)	Includes $99,360 as Corporate General Counsel and $60,000 as the value of a loan that was forgiven in lieu of a bonus in 2006.

(2)
These amounts shown represent the approximate amount we recognized for financial statement reporting purposes in fiscal year 2006 for the fair value of equity awards granted to the named executive officers in fiscal year 2006, in accordance with SFAS No. 123(R), excluding the impact of estimated forfeiture related to service based vesting conditions as required by SEC rules. As a result, these amounts do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in calculating the fair value of equity awards under SFAS No. 123(R), see Note 2(n) of our financial statement in our Form 10-K for the year ended December 31, 2006.

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

10.11	Pharmaceutical Use Agreement, by and between the Company and Temple University, dated August 3, 1988.

10.12	Assignment and Research Support Agreement by and between the Company, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989.

10.13	Lease Agreement between the Company and Red Gate Limited Partnership, dated November 1, 1989, relating to the Company's Rockville, Maryland facility.

10.14	Agreement between the Company and Bioclones (Proprietary) Limited.

10.15	Amendment, dated August 3, 1995, to Agreement between the Company and Bioclones (Proprietary) Limited (contained in Exhibit 10.14).

10.16	Licensing Agreement with Core BioTech Corp.

10.17	Licensing Agreement with BioPro Corp.

10.18	Licensing Agreement with BioAegean Corp.

10.19	Agreement with Esteve.

10.20	Agreement with Accredo (formerly Gentiva) Health Services.

10.21	Agreement with Biovail Corporation International.

10.22	Forbearance Agreement dated March 11, 2003, by and between ISI, the American National Red Cross and the Company.(1)

10.23	Forbearance Agreement dated March 11, 2003, by and between ISI, GP Strategies Corporation and the Company.(1)

10.24	Securities Purchase Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.(1)

10.25	Registration Rights Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.(1)

10.26	Securities Purchase Agreement, dated July 10, 2003, by and among the Company and the Buyers named therein.(4)

10.27	Registration Rights Agreement, dated July 10, 2003, by and among the Company and the Buyers named therein.(4)

10.28	Securities Purchase Agreement, dated October 29, 2003, by and among the Company and the Buyers named therein.(5)

10.29	Registration Rights Agreement, dated October 29, 2003, by and among the Company and the Buyers named therein.(5)

10.30	Securities Purchase Agreement, dated January 26, 2004, by and among the Company and the Buyers named therein.(6)

10.31	Registration Rights Agreement, dated January 26, 2004, by and among the Company and the Buyers named therein.(6)

10.32	Memorandum of Understanding with Fujisawa. (8)

10.33	Securities Purchase Agreement, dated July 30, 2004, by and among the Company and the Purchasers named therein.(9)

10.34	Registration Rights Agreement, dated July 30, 2004, by and among the Company and the Purchasers named therein. (9)

10.35	Agreement for services of R. Douglas Hulse, (12)

10.36	Amended and Restated Employment Agreement of Dr. William A. Carter. (10)

10.37	Engagement Agreement with Dr. William A. Carter. (10)

10.38	Amended and restated employment agreement of Dr. William A. Carter (12)

10.39	Amended and restated engagement agreement with Dr. William A. Carter (12)

10.40	Amended and restated engagement agreement with Robert E. Peterson (12)

10.41	Engagement Agreement with Ransom W. Etheridge (12)

10.42	Change in control agreement with Dr. William A. Carter (12)

10.43	Change in control agreement with Dr. William A. Carter (12)

10.44	Change in control agreement with Robert E. Peterson (12)

10.45	Change in control agreement with Ransom Etheridge (12)

10.46	Supply Agreement with Hollister-Stier Laboratories LLC

10.47	Manufacturing and Safety Agreement with Hyaluron, Inc.

10.48	Common Stock Purchase Agreement, dated July 8, 2005, by and among the Company and Fusion Capital.(13)

10.49	Registration Rights Agreement, dated July 8, 2005, by and among the Company and Fusion Capital.(13)

10.48	Common Stock Purchase Agreement, dated April 12, 2006, by and among the Company and Fusion Capital.(14)

10.49	Registration Rights Agreement, dated April 12, 2006, by and among the Company and Fusion Capital.(14)

10.50	Supply Agreement with Hollister-Stier Laboratories LLC. (15)

10.51	Manufacturing and Safety Agreement with Hyaluron, Inc. (15)

10.52	April 19, 2006 Amendment to Common Stock Purchase Agreement by and among the Company and Fusion Capital.(15)

10.53	July 21, 2006 Letter Amendment to Common Stock Purchase Agreement by and among the Company and Fusion Capital.(15)

10.54	Royalty Purchase Agreement with Stem Cell Innovations, Inc. (15)

21	Subsidiaries of the Registrant.

23.1	BDO Seidman, LLP consent (16)

23.2	McGladrey & Pullen, LLP consent (16)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.(17)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.(17)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.(17)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.(17)

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

(16) Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 1-13441) for the year ended December 31, 2006 and is hereby incorporated by reference.

(17) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By: /s/ William A. Carter
William A. Carter, M.D. Chief Executive Officer
January 14, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this amended report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ William A. Carter
William A. Carter, M.D.	Chairman of the Board, Chief Executive Officer and Director	January 14, 2008

/s/ Richard Piani
Richard Piani	Director	January 15, 2008

/s/ Robert E. Peterson
Robert E. Peterson	Chief Financial Officer	January 14, 2008

/s/ Ransom Etheridge
Ransom Etheridge	Secretary And Director	January 15, 2008

William Mitchell, M.D., Ph.D.	Director	January __, 2008

/s/ Iraj E. Kiani
Iraj E. Kiani, Ph.D.	Director	January 14, 2008