Form 10-Q
period 2008-03-31
HEMISPHERX BIOPHARMA INC
filed 2008-05-12
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer         ☒   Accelerated filer
☐ Non-accelerated filer           ☐    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

73,975,265 shares of common stock were issued and outstanding as of May 1, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2007	March 31, 2008
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,471	$9,644
Short term investments (Notes 4)	3,944	2,989
Inventories	511	783
Accounts and other receivables	77	51
Prepaid expenses and other current assets	146	174
Assets held for sale (Note 6)	450	450
Total current assets	16,599	14,091

Property and equipment, net	4,821	5,063
Patent and trademark rights, net	958	926
Investment	35	35
Royalty interest, net	243	233
Construction in progress	469	-
Other assets	17	17
Total assets	$23,142	$20,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,118	$952
Accrued expenses	1,069	1,253
Total current liabilities	2,187	2,205

Commitments and contingencies
Stockholders’ equity (Note 5):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 73,760,446 and 73,900,945, respectively	74	74
Additional paid-in capital	206,078	206,424
Accumulated other comprehensive income (loss)	(7)	17
Accumulated deficit	(185,190)	(188,355)
Total stockholders’ equity	20,955	18,160

Total liabilities and stockholders’ equity	$23,142	$20,365

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2007	2008
Revenues:
Sales of product net	$220	$173
Clinical treatment programs	35	35

Total revenues	255	208

Costs and expenses:
Production/cost of goods sold	236	249
Research and development	3,716	1,307
General and administrative	1,783	1,897

Total costs and expenses	5,195	3,453

Operating loss	(4,940)	(3,245)

Interest and other income and expense	49	80
Interest expense	(71)	-
Financing costs	(138)	-

Net loss	$(5,100)	$(3,165)

Basic and diluted loss per share (Note 2)	$(.07)	$(.04)

Weighted average shares outstanding, basic and diluted	68,825,344	73,865,138

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive loss
 (in thousands except share data)
(Unaudited)

	Common stock shares	Common Stock $.001 Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity

Balance at December 31, 2007	73,760,446	$74	$206,078	$(7)	$(185,190)	$20,955

Stock issued for settlement of accounts payable	140,499	-	111	-	-	111
Equity based compensation	-	-	235	-	-	235
Net comprehensive income (loss)	-	-	-	24	(3,165)	(3,141)

Balance at March 31, 2008	73,900,945	$74	$206,424	$17	$(188,355)	$18,160

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2008
(in thousands)
(Unaudited)

	2007	2008
Cash flows from operating activities:
Net loss	$(5,100)	$(3,165)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	61	84
Amortization of patent and trademark rights, and royalty interest	44	42
Financing cost related to debt discounts	138	-
Equity based compensation	145	235
Common stock issued in payment of interest expense	73	-
Increase (decrease) in assets and liabilities:
Inventories	114	(272)
Accounts and other receivables	(466)	26
Prepaid expenses and other current assets	(27)	(28)
Accounts payable	109	15
Accrued expenses	69	257
Net cash used in operating activities	$(4,840)	$(2,806)

Cash flows from investing activities:
Purchase of property plant and equipment	$(19)	$-
Additions to patent and trademark rights	(51)	-
Maturity of short term investments	18,329	1,979
Purchase of short term investments	(20,156)	(1,000)

Net cash (used in) provided by investing activities	$(1,897)	$979

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2007 and 2008
(in thousands)
(Unaudited)

	2007	2008
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	$7,270	$-

Net cash provided by financing activities	$7,270	$-

Net increase(decrease) in cash and cash equivalents	533	(1,827)

Cash and cash equivalents at beginning of period	3,646	11,471

Cash and cash equivalents at end of period	$4,179	$9,644

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$63	$111
Issuance of common stock for patents and royalty interest	$770	$-

Unrealized gains on investments	$219	$17

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-

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

These consolidated financial statements should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008.

NOTE 2: NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 22,294,987 and 16,837,947 shares, are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2007 and 2008, respectively, since their effect is antidilutive.

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

	Three Months Ended March 31,
	2007	2008
Risk-free interest rate	4.46% - 4.77%	2.86 - 3.74%
Expected dividend yield	-	-
Expected lives	5 yrs	2.5 - 5.0 yrs
Expected volatility	77.06 - 77.57%	75.69 - 79.18%
Weighted average grant date fair value of options and warrants issued	$136,000	$177,000

Stock option activity during the three months ended March 31, 2008, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2006	2,001,969	$2.51	8.01
Options granted	2,624,120	2.77	9.05
Options forfeited	-	-	-	-
Outstanding December 31, 2007	4,626,089	2.66	8.25	-
Options granted	-	-	-
Options forfeited	-	-	-
Outstanding March 31, 2008	4,626,089	2.66	8.00	-
Exercisable March 31, 2008	4,459,326	$2.70	8.04	-

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2008 was approximately $81,000 and $0, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2006	113,986	$2.26	9.05
Options granted	130,000	1.34	10.00
Options vested	(77,223)	(6.86)	8.29	-
Outstanding December 31, 2007	166,763	1.59	7.18	-
Options granted	-	-	-
Options vested	-	-	-	-
Outstanding March 31, 2008	166,763	$1.59	6.93	-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2006	1,326,732	$2.63	8.18
Options granted	608,750	1.99	9.94
Options forfeited	-	-	-
Outstanding December 31, 2007	1,935,482	2.43	8.05	-
Options granted	560,000	2.84	8.66
Options forfeited	-	-	-	-
Outstanding March 31, 2008	2,495,482	$2.52	8.00	-
Exercisable March 31, 2008	2,455,482	$2.54	8.02	-

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2008 was approximately $42,000 and $177,000, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2006	37,100	$2.28	9.81
Options granted	25,100	1.30	10.00
Options forfeited	(22,100)	(2.30)	8.23	-
Outstanding December 31, 2007	40,000	1.50	9.30	-
Options granted	-	-	-
Options forfeited	-	-	-	-
Outstanding March 31, 2008	40,000	$1.50	9.05	-

The impact on the Company’s results of operations of recording equity based compensation for the three months ended March 31, 2007 and 2008 was to increase general and administrative expenses by approximately $123,000 and $230,000, which had no impact on basic and fully diluted earnings per share.

As of December 31, 2007 and March 31, 2008, respectively, there was $164,000 and $110,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: SHORT TERM INVESTMENTS

Securities classified as available for sale consisted of:

	December 31, 2007		Unrealized	Maturity
Name of security	Cost	Market value	loss	date

Marshall & Isley	$1,979,000	$1,976,000	$(3,000)	March 2008
Intesa Funding	1,972,000	1,968,000	(4,000)	April 2008

	$3,951,000	$3,944,000	$(7,000)

	March 31,2008
Name of Security	Cost	Market Value	Unrealized Gain (Loss)	Maturity Date
Bank of Scotland	$1,000,000	$999,000	$(1,000)	April 2008
Intesa Funding	1,972,000	1,990,000	18,000	June 2008

	$2,972,000	$2,989,000	$17,000

No investment securities were pledged to secure public funds at March 31, 2008 and December 31, 2007, respectively.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2008 and December 31, 2007.

	December 31, 2007
		Less than 12 months		12 months or longer		Total
Name of security	Number of Securities	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss

Marshall & Isley	1	$1,976,000	$(3,000)	$-	$-	$1,976,000	$(3,000)
Intesa Funding	1	1,968,000	(4,000)	-	-	1,968,000	(4,000)

Total temporary impairment securities	2	$3,944,000	$(7,000)	$-	$-	$3,944,000	$(7,000)

	March 31,2008
		Less than 12 months		12 months or longer		Total
Name of Security	Number of Securities	Fair value	Unrealized Loss	Fair value	Unrealized Loss	Fair value	Unrealized Loss

Bank of Scotland	1	$999,000	$(1,000)	$-	$-	$999,000	$(1,000)
Intesa Funding	1	1,990,000	-	-	-	1,990,000	-
		$2,989,000	$(1,000)	$-	$-	$2,989,000	$(1,000)

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

	Three months ended March 31, (in thousands)
	2007	2008

Unrealized gains during the period	$243	$45
Realized gains during the period	(24)	(21)

Other comprehensive income	$219	$24

There are no income tax effects allocated to comprehensive income as the Company has no tax liabilities due to net operating losses.

NOTE 5: STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2008, Fusion Capital did not purchase any shares of the Company’s common stock pursuant to the April 2006 common stock purchase agreement between the Company and Fusion Capital.

On February 18, 2008, the Company granted 280,000 stock options to two executive officers and two directors of the Company under the 2004 Equity Compensation Plan. The stock options have an exercise price of $4.00 and a term of ten years. The stock options vested immediately upon grant. The Company utilized the Black-Scholes Pricing Model to fair value the stock options and recorded approximately $91,000 as equity based compensation related to this issuance during the three months ended March 31, 2008.

During the three months ended March 31, 2008, the Company issued an aggregate 290,000 stock options and warrants to vendors for services provided under the 2004 Equity Compensation Plan. The stock options had various exercise prices ranging from $0.73 to $.80 and had terms of either five or ten years. The stock options vested immediately upon grant. The Company utilized the Black-Scholes Pricing Model to fair value the stock options and recorded approximately $91,000 as equity based compensation related to this issuance during the three months ended March 31, 2008.

The Company also recorded $53,000 during the three months ended March 31, 2008, in equity based compensation related to the vesting of stock options issued in 2006 and 2007.

NOTE 6: ASSET HELD FOR SALE

Asset held for sale consists of equipment purchases related to the purified water system that was to be installed at the Company’s manufacturing facility in New Brunswick, NJ. The Company reevaluated its manufacturing needs and determined the installation of a purified water system would not be cost effective; therefore, the Company, in 2007, reclassed $450,000 to Asset Held for Resale. The Company also recorded an impairment charge of $228,000 in 2007 to bring the cost of the system down to its net realizable value as per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company elected not to adopt the fair value option for any eligible instruments.

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

Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes adoption of this standard will not have an impact on the financial condition or the results of the Company’s operations.

On April 21, 2008, the FASB posted a revised FASB Statement No. 133 Implementation guidance for Issues I1, Interaction of the Disclosure Requirements of Statement 133 and Statement 47, and K4, Miscellaneous: Income Statement Classification of Hedge Ineffectiveness and the Component of a Derivative's Gain or Loss Excluded from the Assessment of Hedge Effectiveness. The revisions relate to the issuance of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Company believes adoption of this standard will not have an impact on the financial condition or the results of the Company’s operations.

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

Overview

General

 We are a biopharmaceutical company engaged in the clinical development, manufacture, marketing and distribution of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. The Company was founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases. We have three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. Our foreign subsidiaries include Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998. Hemispherx Biopharma Europe N.V./S.A. has little or no activity.

Our current strategic focus is derived from four applications of our two core pharmaceutical technology platforms Ampligen® and Alferon N Injection®. The commercial focus for Ampligen includes application as a treatment for Chronic Fatigue Syndrome (CFS) and as a vaccine enhancer (adjuvant) for both therapeutic and preventative vaccine development. Alferon N Injection® is an FDA approved product with an indication for refractory or recurring genital warts. Alferon LDO (Low Dose Oral) is an application currently under development targeting influenza and viral diseases both as an adjuvant as well as a single entity anti-viral.

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS” or “CFS”), and HIV. In August 2004, we completed a Phase III clinical trial (“AMP 516”) treating over 230 ME/CFS patients with Ampligen® and are presently in the registration process for a new drug application (“NDA”) with the Food and Drug Administration (“FDA”). Over its developmental history, Ampligen® has received various designations, including Orphan Drug Product Designation (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). Ampligen represents the first drug in class of RNA (nucleic acid) molecules to apply for NDA review. For an update on the filing status of our Ampligen New Drug Application filed on October 10, 2007, see “Research and Development Costs” contained within this section below.

The Status of our initiative for Ampligen as an adjuvant for preventative vaccine development includes pre-clinical studies in seasonal and pandemic influenza for intranasal administration being conducted by Japan’s National Institute for Infectious Diseases. A three year program targeting regulatory approval for pandemic flu and seasonal flu in Japan has been funded by the Japanese Ministry of Health. Parties to the research grant include Hemispherx, the NIID and BIKEN (operational arm of the non-profit Foundation for Microbial Disease of Osaka University). Our agreement with BIKEN is part of a three party agreement to develop an effective influenza vaccine for Japan and utilizes the resources of the National Institute of Infectious Disease of Japan. Our development strategy includes reproduction of preclinical studies outside Japan and completion of the three year program. It is our intent to conduct human studies in the US and other countries and seek approval for seasonal and pandemic indications in the US and Europe for intranasal administration. A phase II study for intramuscular administration for seasonal flu is currently being conducted in Australia through the St. Vincent’s Hospital Clinical Trials Centre and is now fully enrolled.

Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen® may have broad-spectrum anti-viral and anti-cancer properties. Over 1000 patients have participated in Ampligen® clinical trials authorized by the FDA at over twenty clinical trial sites across the U.S., representing the administration of more than 90,000 doses of this drug.

Alferon N Injection® is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection® is also in clinical development with respect to Multiple Sclerosis and preclinical development (SARS) is being conducted by independent third parties.

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

New Accounting Pronouncements

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We elected not to adopt the fair value option for any eligible instruments.

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

Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of this statement has not been determined. We believe adoption of this standard will not have an impact on the financial condition or the results of our operations.

On April 21, 2008, the FASB posted a revised FASB Statement No. 133 Implementation guidance for Issues I1, Interaction of the Disclosure Requirements of Statement 133 and Statement 47, and K4, Miscellaneous: Income Statement Classification of Hedge Ineffectiveness and the Component of a Derivative's Gain or Loss Excluded from the Assessment of Hedge Effectiveness. The revisions relate to the issuance of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We believe adoption of this standard will not have an impact on the financial condition or the results of our operations.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 versus three months ended March 31, 2008

Net loss

Our net loss of approximately $3,165,000 for the three months ended March 31, 2008 was $1,935,000 or 38% lower when compared to the same period in 2007. This decrease in loss was primarily due to:

1)
Research and Development costs in 2007 include significant expenses related to the preparation of the Ampligen NDA as well as expenses related to the production of Ampligen for use in stability studies. Expenses related to the Ampligen NDA work in 2008 were down approximately $430,000 as compared to the same period in 2007; Ampligen manufacturing costs were down approximately $1,380,000 in 2008 as well as there was no Ampligen production during the current quarter; and

2)
In 2007, we had financing costs and interest expense of $138,000 and $71,000, respectively, related to our convertible debentures. These convertible debentures were paid off in June 2007. No financing costs or interest charges were incurred during the current period related to these debentures.

Net loss per share was $0.04 for the current period versus $0.07 for the same period in 2007.

Revenues

Revenues for the three months ended March 31, 2008 were $208,000 as compared to revenues of $255,000 for the same period in 2007. Ampligen® sold under the cost recovery clinical program was flat while Alferon N Injection® sales were down $47,000 or 21% to $173,000 during the current period. The factors primarily contributing to this decrease in sales: 1) Competition from rival products and 2) a shortage of finished goods inventory available for sale due to product expiration dates. We have petitioned the Drug Shortage Division of the FDA for their assistance in obtaining an extension of the expiration date of our Alferon N Injection finished goods. There is no assurance that the FDA will grant this extension, which if not granted, will adversely affect our sales of Alferon N Injection.

Production costs/cost of goods sold

Production/cost of goods sold was approximately $236,000 and $249,000, respectively, for the three months ended March 31, 2007 and 2008. This represented a slight increase of approximately $13,000 or 6% as compared to the same period in 2007. These costs primarily represent: 1) costs of goods sold of $93,000 and $60,000, respectively, for the three months ended March 31, 2007 and 2008, and 2) Costs to maintain Alferon N Injection Inventory including stability tests and indirect overhead.

We continue to move lot number three of Alferon N Injection work-in-process inventory through to finished goods. This lot should produce approximately 9,800 doses and is scheduled for completion in late 2008.

Research and Development costs

Overall research and development costs for the three months ended March 31, 2008 were $1,307,000 as compared to $3,176,000 for the same period a year ago reflecting a decrease of $1,869,000 or 59%. This decrease was primarily due to reduced outside consulting fees related to the preparation and filing of our NDA for Ampligen. Our Ampligen NDA was finalized and filed on October 10, 2007. On December 5, 2007 we received a Refusal to File (RTF) letter from the FDA as our NDA filing was deemed “not substantially complete”. We responded to the FDA’s concerns on January 8, 2008 addressing their fourteen pre-clinical and clinical questions. A scheduled Guidance Meeting with the FDA on February 8, 2008 resulted in resolving nine of the fourteen concerns. These nine are no longer considered filing issues. The five remaining issues can be grouped into two categories: 1) administrative items which include the submission of additional clinical records, the clarification of some documents previously submitted, additional clinical data reconciliation and additional charts, which summarize specific parts of the clinical data, and 2) the reformatting and enlarged analysis of existing reports to more closely align with current International Committee on Harmonization Guidelines.

These five NDA filing issues have been addressed by our clinical and scientific staff with the filing of amendments to our NDA on April 25, 2008. These amendments should allow the FDA reviewers to better evaluate independently the statistical efficacy/safety conclusions of our NDA for the use of Ampligen in treating ME/CFS. While we are optimistic as to the progress of the NDA filing, there are no assurances the FDA will accept the amended NDA for review, and if accepted, there are no assurances that the NDA will be approved. The April 25, 2008 filing included a full electronic version of the NDA (eNDA) to facilitate efficient FDA review as opposed to a “hybrid” NDA Application filed in October 2007.

We are also engaged in broad based, ongoing, experimental studies assessing the efficacy of Ampligen®, Alferon N Injection®, and Alferon LDO against influenza viruses as an adjuvant single agent antiviral with Defence R&D Canada, Japan’s National Institute of Infectious disease, Biken (the non-profit operational arm of the Foundation for Microbial Diseases of Osaka University) and St. Vincent’s Hospital in Darlinghurst, Australia.

The Biken arrangement was concluded in December 2007 and basically consists of Biken purchasing Ampligen® from us for use in conducting further animal studies of intranasal prototype vaccines containing antigens from influenza sub-types H1N1, H3N2 and B progressing to human studies with all programs supported by the Japanese Health Ministry. Under the terms of the non—exclusive licensing arrangement, we will receive royalties as well as income for all Ampligen® used in the ongoing experimental work and any subsequent marketing of Ampligen® as an immuno-enhancer for flu vaccines delivered intranasally in Japan. To date, only 2 or 3 pharma companies worldwide have achieved regulatory authorizations to sell intranasally (IN) administered influenza vaccines versus many companies receiving approval for intramuscular vaccine delivery routes. Safety has been paramount in developing effective treatments. However, animal studies to date indicate Ampligen®, an experimental drug, may be safely administered intranasally. Clinical studies (in other disorders) have built a database of more than 90,000 injections of Ampligen® when given parenterally (intravenous, or “IV”).

In June 2007, we initiated a clinical trial in Australia using Ampligen® in combination with seasonal flu vaccine. This trial, expected to continue for several months, is being conducted in Australia’s winter season and focuses on populations at risk for virulent cases of influenza, especially those over the age of 60 years who historically may have weakened immune systems. The Australian clinical trial was prompted by the results from the pre-clinical work conducted by the JNIID (see above). Approximately, 36 patients are now enrolled in this study, which will utilize a two dose Ampligen® regimen of 2 mg per dose. This study is being monitored by Clinical Network Services Pty. Ltd. located in Brisbane, Australia. The clinical trials center of St. Vincent’s Hospital based in DarlingHurst, Australia is conducting the trial. We expect this trial to be fully enrolled by the end of May 2008.

Collaboration studies in non-human primates conducted by ViroClinics in the Netherlands suggest a potential role for Alferon LDO as another novel therapeutic approach to viral pandemics. Meetings with prospective partners are underway with respect to conducting clinical trials using Alferson LDO to treat seasonal influenza in the Pacific Rim countries. Alferon LDO is now poised for clinical trials against seasonal influenza epidemics; meetings with prospective partners are ongoing to conduct clinical trials in the Pacific Rim countries and elsewhere. The opportunity for Alferon LDO is reinforced by new reports of severe side effects secondary to Tamiflu, the present standard of care, by both FDA and Japanese health authorities. Also, Tamiflu resistant strains of flu virus are now raising concerns on a world wide basis.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2007 and 2008 were approximately $1,897,000 and $1,783,000, respectively, reflecting an increase of $114,000 or 6%. This increase relates primarily to an increase in legal expenses as compared to the prior period mainly relating to litigation in South Africa and the arbitration proceedings related to Laboratorios del Dr. Esteve. For more information regarding litigation, see “legal Proceedings” contained within Part II. Other Information, Item 1 below.

Interest and Other Income and Expense

Interest and other income and expense for the three months ended March 31, 2008 increased approximately $31,000 as compared to the same period a year earlier. The increase in interest and other income during the current period was mainly due to higher interest earned upon the maturity of our marketable securities as compared the same period a year ago. All funds in excess of our immediate needs are invested in short-term securities.

Interest Expense and Financing Costs

We had no interest expense or non-cash financing costs for the three months ended March 31, 2008 as compared to $209,000 for the same period a year ago. The expenses reflected for the three months ended March 31, 2007 reflect financing costs and interest charges related to our convertible debentures which matured in June 2007 when all outstanding loan balances were paid.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2008 was $2,806,000 compared to $4,840,000 for the same period in 2007. This reduction reflects lower costs primarily related to the preparation of our Ampligen NDA which was finalized and filed with the FDA in October 2007. Cash used in operating activities in 2007 included the extensive costs of preparing the NDA. Cash provided by investing activities during the three months ended March 31, 2008 totaled $979,000 primarily due to the maturity and/or purchase of short term investments. We had no proceeds from financing activities during the three months ended March 31, 2008. As of March 31, 2008, we had approximately $12,633,000 in cash and cash equivalents and short-term investments, or a decrease of approximately $2,782,000 from December 31, 2007. Based on our operating plan, we anticipate that these funds should be sufficient to meet our operating cash requirements for approximately 15 months.

Equity Financing

On April 12, 2006, we entered into a common stock purchase agreement (the “2006 Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”), pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50.0 million over a period of approximately 25 months. Pursuant to the terms of the Registration Rights Agreement, dated as of April 12, 2006, we registered 12,386,723 shares issuable to or issued to Fusion Capital under the Purchase Agreement. Through May 1, 2008, we have sold to Fusion Capital an aggregate of 10,682,032 shares under the common stock purchase agreement for aggregate gross proceeds of approximately $19,739,000 and issued 448,816 Commitment Shares. Pursuant to the 2006 Purchase Agreement, Fusion Capital cannot purchase shares if our stock price is under $1.00. Our current stock price is below $1.00. Unless and until the market price increases to at least $1.00, no additional shares will be sold to Fusion Capital under the existing agreement.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $12,633,000 in cash and cash equivalents and short-term investments at March 31, 2008. To the extent that our cash and cash equivalents and short term investments exceed our near term funding needs, we generally invest the excess cash in three to twelve month interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

Item 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2008 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2008, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

See our Form 10-K for the period ending December 31, 2007 for previously reported legal proceedings.

ITEM 1A. Risk Factors.

The following cautionary statements identify important factors that could cause our actual result to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are:

Risks Associated With Our Business

No assurance of successful product development.

Ampligen® and related products. The development of Ampligen® and our other related products is subject to a number of significant risks. Ampligen® may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary right of third parties. Our products are in various stages of clinical and pre-clinical development and, require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, if ever, Ampligen® or our other products will be generally available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale. Please see the next risk factor.

Alferon N Injection®. Although Alferon N Injection® is approved for marketing in the United States for the intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments.

Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval, our operations will be significantly adversely affected.

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

We filed an NDA with the FDA for treatment of CFS on October 10, 2007. On December 5, 2007 we received a Refusal to File (RTF) letter from the FDA as our NDA filing was deemed “not substantially complete”. We responded to the FDA’s concerns on January 8, 2008 addressing their fourteen pre-clinical and clinical questions. A scheduled Guidance Meeting with the FDA on February 8, 2008 resulted in resolving nine of the fourteen concerns. These nine are no longer considered filing issues. The five remaining issues can be grouped into two categories: 1) administrative items which include the submission of additional clinical records, the clarification of some documents previously submitted, additional clinical data reconciliation and additional charts, which summarize specific parts of the clinical data, and 2) the reformatting and enlarged analysis of the existing reports to more closely align with current International Committee on Harmonization Guidelines.

These five NDA filing issues have been addressed by our clinical and scientific staff with the filing of amendments to our NDA on April 25, 2008. These amendments should allow the FDA reviewers to better evaluate independently the statistical efficacy/safety conclusions of our NDA for the use of Ampligen in treating ME/CFS. However, there are no assurances the FDA will accept the amended NDA for review, and if accepted, there are no assurances that the NDA will be approved.

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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of March 31, 2008, our accumulated deficit was approximately $188,355,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2008, we had approximately $12,633,000 in cash and cash equivalents and short-term investments. We anticipate, but cannot assure, that these funds will be sufficient to meet our operating cash requirements for the next 15 months.

In April 2006, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital has agreed, under certain conditions and with certain limitations, to purchase on each trading day $100,000 of our common stock up to an aggregate of $50,000,000 until August 1, 2008 (see “The Fusion Transaction” in Selling Stockholders” below).

We only have the right to receive up to $100,000 per trading day under the agreement with Fusion Capital unless our stock price exceeds $1.90 by at least $0.10, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $1.00. We have registered an aggregate of 13,201,840 shares purchasable by Fusion Capital pursuant to the common stock purchase agreement (inclusive of up to 643,502 additional Commitment Shares) and, through May 1, 2008, we have sold to Fusion Capital an aggregate of 10,682,032 shares under the common stock purchase agreement for aggregate gross proceeds of approximately $19,739,000. Assuming a purchase price of $1.00 per share, the lowest price at which Fusion is obligated to purchase shares from us (the closing sale price of the common stock on May 1, 2008 was $0.71) and the purchase by Fusion Capital of the remaining 1,061,189 shares (not including the remaining 194,688 Commitment Shares), total gross proceeds to us from the remaining shares would only be approximately $1,061,000 ($20,800,000 in the aggregate under the common stock purchase agreement).

Unless and until the market price for our common stock increases to at least $1.00, no additional shares will be sold to Fusion Capital under the agreement. We will realize much less than the maximum $50,000,000 proceeds from the sale of stock under the Purchase Agreement.

Assuming no material additional financing from Fusion Capital and if we are unable to commercialize and sell Ampligen® and/or increase sales of Alferon N Injection® or our other products, we will need to secure other sources of funding through additional equity or debt financing or from other sources in order to satisfy our working capital needs and to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen® products. There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products.

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

We cannot assure that our U.S. or foreign marketing strategy will be successful or that we will be able to establish future marketing or third party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues. Our inability to establish viable marketing and sales capabilities would most likely have a materially adverse effect on us.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligen® or other of our products results in adverse effects. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies or others manufacturing these products on our behalf. Our future operations may be negatively affected from the litigation costs, settlement expenses and lost product sales inherent to these claims. While we will continue to attempt to take appropriate precautions, we cannot assure that we will avoid significant product liability exposure. Although we currently maintain product liability insurance coverage, there can be no assurance that this insurance will provide adequate coverage against Ampligen® and/or Alferon N Injection® product liability claims. A successful product liability claim against us in excess of Ampligen’s® $1,000,000 in insurance coverage; $3,000,000 in aggregate, or in excess of Alferon N Injection’s® $5,000,000 in insurance coverage; $5,000,000 in aggregate; or for which coverage is not provided could have a negative effect on our business and financial condition.

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

•	changes in U.S. or foreign regulatory policy during the period of product development;
•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
•	conditions and trends in the pharmaceutical and other industries;
•	new accounting standards; and
•	the occurrence of any of the risks described in these "Risk Factors."

Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended March 31, 2008, the closing price of our common stock has ranged from $0.61 to $2.00 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

We have registered 1,704,691 shares of our common stock for public resale consisting of shares currently owned by Fusion Capital and shares issuable under the common stock purchase agreement. Also, we have registered 135% of 3,615,514 shares issuable upon exercise of Warrants related to our former convertible debentures and 5,594,104 shares issuable upon exercise of certain other warrants. Registration of the shares permits the sale of the shares in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold to Fusion Capital are to be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares offered by Fusion Capital and other selling stockholders will be sold over a period of six to twelve months. Depending upon market liquidity at the time, a sale of shares by Fusion or other selling stockholders at any given time could cause the trading price of our common stock to decline. Given the current market price of our common stock which is below the $1.00 threshold for Fusion to purchase shares, we do not anticipate sales by Fusion to materially affect the market price. Nevertheless, should the market price rise, the sale of a substantial number of shares of our common stock to Fusion Capital pursuant to the purchase agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our chief executive officer, who already beneficially owns 7.8% of our common stock, the Plan’s threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our research in clinical efforts may continue for the next several years and we may continue to incur losses due to clinical costs incurred in the development of Ampligen® for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenue.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, we issued an aggregate of 140,499 shares for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended March 31, 2008.

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

Date: May 9, 2008