Form 10-Q
period 2008-06-30
HEMISPHERX BIOPHARMA INC
filed 2008-08-11
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

Commission File Number: 1-13441

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

74,960,278 shares of common stock were issued and outstanding as of August 1, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2007	June 30, 2008
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,471	$10,142
Short term investments (Notes 4)	3,944	-
Inventories	511	864
Accounts and other receivables	77	3
Prepaid expenses and other current assets	146	169
Assets held for sale (Note 6)	450	385
Total current assets	16,599	11,563

Property and equipment, net	4,821	4,978
Patent and trademark rights, net	958	904
Investment	35	35
Royalty interest, net	243	-
Construction in progress	469	-
Other assets	17	17
Total assets	$23,142	$17,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,118	$897
Accrued expenses	1,069	1,038
Total current liabilities	2,187	1,935

Commitments and contingencies

Stockholders’ equity (Note 5):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 73,760,446 and 74,158,645, respectively	74	74
Additional paid-in capital	206,078	206,645
Accumulated other comprehensive income (loss)	(7)	-
Accumulated deficit	(185,190)	(191,157)
Total stockholders’ equity	20,955	15,562

Total liabilities and stockholders’ equity	$23,142	$17,497

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2007	2008
Revenues:
Sales of product, net	$196	$-
Clinical treatment programs	38	15

Total revenues	234	15

Costs and expenses:
Production/cost of goods sold	315	195
Research and development	2,534	1,160
General and administrative	1,543	1,790

Total costs and expenses	4,392	3,145

Operating loss	(4,158)	(3,130)

Interest and other income	416	328
Interest expense	(44)	-
Financing costs	(139)	-

Net loss	$(3,925)	$(2,802)

Basic and diluted loss per share (Note 2)	$(.05)	$(.04)

Weighted average shares outstanding, basic and diluted	72,192,229	74,054,082

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2007	2008
Revenues:
Sales of product net	$416	$173
Clinical treatment programs	73	50

Total revenues	489	223

Costs and expenses:
Production/cost of goods sold	551	444
Research and development	5,710	2,467
General and administrative	3,326	3,687

Total costs and expenses	9,587	6,598

Operating loss	(9,098)	(6,375)

Interest and other income	465	408
Interest expense	(115)	-
Financing costs	(277)	-

Net loss	$(9,025)	$(5,967)

Basic and diluted loss per share (Note 2)	$(.13)	$(.08)

Weighted average shares outstanding, basic and diluted	70,518,087	73,959,610

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive loss
(in thousands except share data)
(Unaudited)

	Common stock shares	Common Stock $.001 Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity

Balance at December 31, 2007	73,760,446	$74	$206,078	$(7)	$(185,190)	$20,955

Stock issued for settlement of accounts payable	398,199	-	292	-	-	292
Equity based compensation	-	-	275	-	-	275
Net comprehensive income (loss)	-	-	-	7	(5,967)	(5,960)

Balance at June 30, 2008	74,158,645	$74	$206,645	$-	$(191,157)	$15,562

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2008
(in thousands)
(Unaudited)

	2007	2008
Cash flows from operating activities:
Net loss	$(9,025)	$(5,967)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	123	169
Amortization of patent and trademark rights, and royalty interest	83	297
Financing cost related to debt discounts	277	-
Equity based compensation	164	275
Common stock issued in payment of interest expense	115	-
Increase (decrease) in assets and liabilities:
Inventories	359	(353)
Accounts and other receivables	(154)	74
Prepaid expenses and other current assets	9	42
Accounts payable	353	141
Accrued expenses	(139)	42
Net cash used in operating activities	$(7,835)	$(5,280)

Cash flows from investing activities:
Purchase of property plant and equipment	$(75)	$-
Construction in Progress	(272)	-
Additions to patent and trademark rights	(82)	-
Maturity of short term investments	6,778	3,951
Purchase of short term investments	(2,803)	-

Net cash provided by investing activities	3,546	$3,951

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended June 30, 2007 and 2008
(in thousands)
(Unaudited)

	2007	2008
Cash flows from financing activities:
Payment of long-term debt	$(4,102)	$-
Collection of advance receivable	1,464	-
Proceeds from sale of stock, net of issuance costs	10,270	-

Net cash provided by financing Activities	$7,632	$-

Net increase(decrease) in cash and cash equivalents	3,343	(1,329)

Cash and cash equivalents at beginning of period	3,646	11,471

Cash and cash equivalents at end of period	$6,989	$10,142

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$167	$292
Unrealized gains on investments	$316	$-

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

NOTE 2: NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 17,530,415 and 15,554,571 shares, are excluded from the calculation of diluted net loss per share for the six months ended June 30, 2007 and 2008, respectively, since their effect is antidilutive.

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

	Six Months Ended June 30,
	2007	2008
Risk-free interest rate	4.46% – 4.90%	2.73 – 3.74%
Expected dividend yield	-	-
Expected lives	5 yrs	2.5 – 5.0 yrs
Expected volatility	76.74 - 77.57%	74.00 – 79.18%
Weighted average grant date fair value of options and warrants issued	$140,000	$34,000

Stock option activity during the six months ended June 30, 2008, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	2,001,969	$2.51	8.01
Options granted	2,624,120	2.77	9.05
Options forfeited	-	-	-	-
Outstanding December 31, 2007	4,626,089	2.66	8.25	-
Options granted	-	-	-
Options forfeited	(5,095)	(2.33)	-
Outstanding June 30, 2008	4,620,994	2.66	7.75	-
Exercisable June 30, 2008	4,459,326	$2.70	7.79	-

The weighted-average grant-date fair value of options granted during the Six months ended June 30, 2007 and 2008 was approximately $123,000 and $0, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	113,986	$2.26	9.05
Options granted	130,000	1.34	10.00
Options vested	(77,223)	(6.86)	8.29	-
Outstanding December 31, 2007	166,763	1.59	7.18	-
Options granted	-	-	-
Options vested	-	-	-	-
Outstanding June 30, 2008	166,763	$1.59	6.68	-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,326,732	$2.63	8.18
Options granted	608,750	1.99	9.94
Options forfeited	-	-	-
Outstanding December 31, 2007	1,935,482	2.43	8.05	-
Options granted	660,000	2.51	7.89
Options forfeited	-	-	-	-
Outstanding June 30, 2008	2,595,482	$2.45	7.64	-
Exercisable June 30, 2008	2,555,482	$2.47	7.66	-

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2008 was approximately $98,000 and $31,000, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	37,100	$2.28	9.81
Options granted	25,100	1.30	10.00
Options forfeited	(22,100)	(2.30)	8.23	-
Outstanding December 31, 2007	40,000	1.50	9.30	-
Options granted	-	-	-
Options forfeited	-	-	-	-
Outstanding June 30, 2008	40,000	$1.50	8.80	-

The impact on the Company’s results of operations of recording equity based compensation for the six months ended June 30, 2007 and 2008 was to increase general and administrative expenses by approximately $164,000 and $275,000, which had no impact on basic and fully diluted earnings per share.

As of December 31, 2007 and June 30, 2008, respectively, there was $164,000 and $86,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

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

	Three months ended June 30 (in thousands)		Six months ended June 30 (in thousands)
	2007	2008	2007	2008

Unrealized gains during the period	$248	$17	$491	$61
Realized (gains) during the period	(198)	(33)	(221)	(54)
Other comprehensive income(loss)	$50	$(16)	$270	$7

There are no income tax effects allocated to comprehensive income as the Company has no tax liabilities due to net operating losses.

NOTE 5: STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2008, Fusion Capital did not purchase any shares of the Company’s common stock pursuant to the April 2006 common stock purchase agreement between the Company and Fusion Capital.

On February 18, 2008, the Company granted 280,000 stock options to two executive officers and two directors of the Company under the 2004 Equity Compensation Plan. The stock options have an exercise price of $4.00 and a term of ten years. The stock options vested immediately upon grant. The Company utilized the Black-Scholes Pricing Model to fair value the stock options and recorded approximately $91,000 as equity based compensation related to this issuance during the six months ended June 30, 2008.

During the six months ended June 30, 2008, the Company issued an aggregate 395,000 stock options and warrants under the 2004 Equity Compensation Plan to vendors for services provided. The stock options had various exercise prices ranging from $0.68 to $.80 and had terms of either five or ten years. The stock options vested immediately upon grant. The Company utilized the Black-Scholes Pricing Model to fair value the stock options and recorded approximately $125,000 as equity based compensation related to this issuance during the six months ended June 30, 2008.

The Company also recorded $59,000 during the six months ended June 30, 2008, in equity based compensation related to the vesting of stock options issued in 2007 and 2008.

NOTE 6: ASSET HELD FOR SALE

Asset held for sale consists of equipment purchases related to the purified water system that was to be installed at the Company’s manufacturing facility in New Brunswick, NJ. The Company reevaluated its manufacturing needs and determined the installation of a purified water system would not be cost effective; therefore, the Company, in 2007, reclassed $678,000 to Asset Held for Resale. The Company also recorded an impairment charge of $228,000 in 2007 for this water system to bring the cost down to its net realizable value of $450,000 as per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For the six months ended June 30, 2008, the Company recorded an additional $65,000 impairment charge leaving a balance of $385,000 in asset held for resale.

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

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under Statement 162 is as follows:

* FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

* FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

* AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITFtopics.

Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Since Statement 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles" in the Independent Auditor's Report, for state and local governmental entities and federal governmental entities. The Company believes the adoption of this standard will not have an impact on the financial condition or the results of the Company’s operations.

The FASB issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts. This new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The Company believes the adoption of this standard will not have an impact on the financial condition or the results of the Company’s operations.

NOTE 8 – SUBSEQUENT EVENTS

On July 2, 2008, we entered into a $30 million Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC, a Illinois limited liability company. Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, we have the right over a 25 month period to sell our shares of common stock to Fusion Capital from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million. The purchase price of the shares related to the $30.0 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.40. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. In consideration for entering into the Purchase Agreement, upon execution of the Purchase Agreement we issued to Fusion Capital 650,000 shares as a commitment fee. Also, we will issue to Fusion Capital up to an additional 650,000 shares as a commitment fee pro rata as we receive up to the $30.0 million of future funding.

The Company anticipates using the proceeds from this financing to fund infrastructure growth including manufacturing, regulatory compliance and market development.

On July 8, 2008, the U.S. Food and Drug Administration (FDA) accepted for review the Company's New Drug Application (NDA) for Ampligen®, an experimental therapeutic, to treat Chronic Fatigue Syndrome (CFS), originally submitted in October 2007. The Company is seeking marketing approval for the first-ever treatment for CFS. At present, only supportive, symptom-based care is available for CFS patients. The NDA for Ampligen®, whose chemical designation is poly I : poly C12U, is also the first ever accepted for review by the FDA for systemic use of a toll-like receptor therapy to treat any condition.

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

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS” or “CFS”). In August 2004, we completed a Phase III clinical trial (“AMP 516”) treating over 230 ME/CFS patients with Ampligen® and are presently in the registration process for a new drug application (“NDA”) with the Food and Drug Administration (“FDA”). Over its developmental history, Ampligen® has received various designations, including Orphan Drug Product Designation (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). Ampligen represents the first drug in class of RNA (nucleic acid) molecules to apply for NDA review. For an update on the filing status of our Ampligen New Drug Application filed on October 10, 2007, see “Research and Development Costs” contained within this section below.

The Status of our initiative for Ampligen as an adjuvant for preventative vaccine development includes pre-clinical studies in seasonal and pandemic influenza for intranasal administration being conducted by Japan’s National Institute for Infectious Diseases. A three year program targeting regulatory approval for pandemic flu and seasonal flu in Japan has been funded by the Japanese Ministry of Health. Parties to the research grant include Hemispherx, the NIID and BIKEN (operational arm of the non-profit Foundation for Microbial Disease of Osaka University). Our agreement with BIKEN is part of a three party agreement to develop an effective influenza vaccine for Japan and utilizes the resources of the National Institute of Infectious Disease of Japan. Our development strategy includes reproduction of preclinical studies outside Japan and completion of the three year program. It is our intent to conduct human studies in the US and other countries and seek approval for seasonal and pandemic indications in the US and Europe for intranasal administration. A phase II study for intramuscular administration for seasonal flu is currently being conducted in Australia through the St. Vincent’s Hospital Clinical Trials Centre and is now fully enrolled. Subject participation in this clinical study is expected to be completed in the Fall 2008.

Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen® may have broad-spectrum anti-viral and anti-cancer properties. Over 1,000 patients have participated in Ampligen® clinical trials clinical trial sites, representing the administration of more than 90,000 doses of this drug.

Alferon N Injection® is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection® is also in clinical development for treating West Nile Virus. Clinical development with respect to Multiple Sclerosis and preclinical development (SARS) is being conducted by independent third parties. Commercial sales of Alferon N were halted in April 2008 as the current expiration date of our finished goods inventory expired in March 2008. (Refer to "Results of Operations" for more information)

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ primarily designed to produce Alferon N. In 2006, we completed the installation of a polymer production line to produce Ampligen® raw materials on a more reliable and consistent basis.

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

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under Statement 162 is as follows:

-FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

-FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

-AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITFtopics.

Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Since Statement 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles" in the Independent Auditor's Report, for state and local governmental entities and federal governmental entities. The Company believes the adoption of this standard will not have an impact on the financial condition or the results of the Company’s operations.

The FASB issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts. This new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The Company believes the adoption of this standard will not have an impact on the financial condition or the results of the Company’s operations.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 versus three months ended June 30, 2008

Net loss

Our net loss of approximately $2,802,000 for the three months ended June 30, 2008 was $1,123,000 or 29% lower when compared to the same period in 2007. This decrease in loss was primarily due to:

1)
Research and Development costs in 2007 include significant expenses related to the preparation of the Ampligen NDA as well as expenses related to the production of Ampligen for use in stability studies. Research and development expenses in 2008 were down approximately $1,374,000 as compared to the same period in 2007.;

2)
There were no sales of Alferon N Injection for the three months ended June 30, 2008, as finished goods inventory has reached its current product expiration date of March 31, 2008. Sales of Alferon N Injection for the three months ended June 30, 2007, amounted to approximately $196,000.

3)
General and administrative expenses increased approximately $247,000 during the current quarter as compared to the prior period primarily due to the write down in value of our intangible asset associated with the repurchase of a 6% Royalty on Alferon N Injection sales. We determined that we did not have sufficient inventory on hand to realize the full economic benefit of this asset; therefore, it was written down to its net realizable value.

4)
In 2007, we had financing costs and interest expense of $139,000 and $44,000, respectively, related to our convertible debentures. These convertible debentures were paid off in June 2007. No financing costs or interest charges were incurred during the current period related to these debentures.

Net loss per share was $0.04 for the current period versus $0.05 for the same period in 2007.

Revenues

Revenues for the three months ended June 30, 2008 were $15,000 compared to revenues of $234,000 for the same period in 2007. There were no revenues related to the sale of Alferon N for 2008 versus $196,000 in 2007. Revenues from our Ampligen cost recovery program were down $23,000 as fewer patients are participating in the program. Commercial sales of Alferon N were halted in April 2008 as the current expiration date of our finished good inventory expired in March 2008. As a result, we have no product to sell. Our initial request to extend the expiration date of this inventory was turned down by the FDA based on a number of issues to which we have responded. Also, we have petitioned the Drug Shortage Division of the FDA for assistance in obtaining an extension of the March 2008 expiration date. Our testing of the product indicates that the product is not impaired and the expiration date could be safely extended. As yet, we have not received a response from the FDA and there are no assurances that they will grant an extension. Also, there is no assurance that the matter will be resolved in a timely manner. If the expiration extension is not granted, there can be no commercial sales of Alferon N until we produce more finished goods from our work-in-progress inventory. Work on this inventory has been put on hold at this time due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen NDA. Work on the Alferon N is expected to resume in late 2008, which means that we may not have any Alferon N product to sell until late 2009 or early 2010 due to the lengthy production process required.

We do not believe that our current and planned experimental programs involving Alferon N Injection and Alferon LDO, including our anticipated clinical trials, will be materially affected by this situation.

Production costs/cost of goods sold

Production/cost of goods sold was approximately $315,000 and $195,000, respectively, for the three months ended June 30, 2007 and 2008. This represented a decrease of approximately $120,000 or 38% as compared to the same period in 2007. These costs primarily represent: 1) costs of goods sold of approximately $85,000 and $0, respectively, for the three months ended June 30, 2007 and 2008, and 2) Costs to maintain Alferon N Injection Inventory including stability tests and indirect overhead. The primary reason for the decrease in costs can be attributed to the lack of Alferon N Injection sales during the current quarter and its impact on costs of goods sold.

Our Alferon N work-in-process (“WIP”) should produce approximately 7,500 doses when completed. At this time we have put further work on the WIP on hold as we are applying our New Brunswick resources to the task of preparing our plant for an FDA Pre-approval Inspection in connection with the Ampligen NDA review process.

Research and development costs

Overall research and development costs for the three months ended June 30, 2008 were $1,160,000 as compared to $2,534,000 for the same period a year ago reflecting a decrease of $1,374,000 or 54%. This decrease was primarily due to reduced outside consulting fees related to the preparation and filing of our NDA for Ampligen.

Our Ampligen NDA was finalized and filed on October, 10, 2007. On April 25, 2008, we filed amendments to our Ampligen NDA in response to certain issues brought forth by the FDA with respect to our initial filing. This amended NDA addressed certain issues that can be grouped into two categories: 1) Administrative items which include the submission of additional clinical records, the clarification of some documents previously submitted, additional clinical data reconciliation and additional data summaries and 2) the reformatting and enlarged analysis of existing reports to more closely align with current International Committee on Harmonization Guidelines. Our April 25, 2008 filing included a full electronic version of the NDA to facilitate an efficient FDA review as opposed to the “hybrid” NDA filed in October, 2007.

On July 7, 2008 we were notified that the FDA accepted for review our amended NDA filing for using Ampligen to treat Chronic Fatigue Syndrome. FDA approval of this application would provide the first-ever treatment for Chronic Fatigue Syndrome. At present, only supportive symptom-based care is available for CFS patients. While we are optimistic, there are no assurances that the NDA will be approved. Over the summer of 2008, our clinical monitors plan on visiting our sites associated with our AMP-511 cost recovery treatment program with the intention of collecting and auditing additional data to be submitted to the FDA in support of our NDA for CFS currently under review.

We are preparing for the preapproval inspection by the U.S. FDA for manufacturing of Ampligen product and its starting materials, polynucleotides Poly I and Poly C12U. A satisfactory recommendation from the FDA Office of Compliance based upon an acceptable preapproval inspection is required prior to approval of the product. The preapproval inspection determines compliance with current Good Manufacturing Practices (cGMPs) as well as a product specific evaluation concerning the manufacturing process of product. Currently, Hemispherx’s personnel are working diligently towards a successful preapproval inspection. The activities include many aspects of the cGMP requirements, such as manufacturing process validation, equipment qualification, analytical method validation, facility cleaning, quality systems, documentation system and part 11 compliance.

We are also engaged in ongoing, experimental studies assessing the efficacy of Ampligen®, Alferon N Injection®, and Alferon LDO against influenza viruses as an adjuvant single agent antiviral with Japan’s National Institute of Infectious disease, Biken (the non-profit operational arm of the Foundation for Microbial Diseases of Osaka University) and St. Vincent’s Hospital in Darlinghurst, Australia. No further results have been reported by Defence R&D Canada with respect to their independent study assessing the efficacy of Ampligen against Influenza viruses as a single agent antiviral. At this time, this is a low priority project.

The Biken arrangement was concluded in December 2007 and basically consists of Biken purchasing Ampligen® from us for use in conducting further animal studies of intranasal prototype vaccines containing antigens from influenza sub-types H1N1, H3N2 and B progressing to human studies with all programs supported by the Japanese Health Ministry. Under the terms of the non-exclusive licensing arrangement, we will receive royalties as well as income for all Ampligen® used in the ongoing experimental work and any subsequent marketing of Ampligen® as an immuno-enhancer for flu vaccines delivered intranasally in Japan. To date, only 2 or 3 pharma companies worldwide have achieved regulatory authorizations to sell intranasally (IN) administered influenza vaccines versus many companies receiving approval for intramuscular vaccine delivery routes. Safety has been paramount in developing effective treatments. However, animal studies to date indicate Ampligen®, an experimental drug, may be safely administered intranasally. Clinical studies (in other disorders) have built a database of more than 90,000 injections of Ampligen® when given parenterally (intravenous, or “IV”). In June 2008, Biken notified us they were accelerating their program and requested additional Ampligen supplies for various preclinical vaccine studies.

We completed enrollment in a Phase II clinical trial to evaluate the safety and efficacy of Ampligen® as an enhancer for seasonal influenza vaccine. Participating in the single-center study in Australia are 38 healthy volunteers between 60 and 80 years of age who have not received this year’s seasonal flu vaccine. Study subjects were randomized into groups receiving vaccine plus Ampligen® or vaccine plus a placebo. Under the double-blinded structure of the trial, neither study subjects nor clinicians conducting the trial know which subjects are receiving Ampligen® or placebo until final results are recorded.

As reported in the Journal of American Medical Association in 2003 by Thompson, Shay, Weintraub, Brammer, Cox, Anderson, et al. seasonal influenza kills approximately 36,000 Americans annually, most over the age of 70. In 2004 in JAMA, the same authors attributed 200,000 U.S. hospital admissions annually to seasonal flu.

A secondary goal of the trial is to evaluate whether antibodies stimulated by the vaccine/Ampligen® combination also provide protection against H5N1, the avian influenza virus. Since 2003, the World Health Organization has attributed 241 human deaths worldwide to H5N1. Investigators from Japan’s Institute of Infectious Disease have conducted studies in animals that suggest that Ampligen® can stimulate a sufficiently broad immune response to provide cross-protection against a range of virus strains, including H5N1. This study is being monitored by Clinical Network Services Pty. Ltd. located in Brisbane, Australia. The clinical trials center of St. Vincent’s Hospital based in DarlingHurst, Australia is conducting the trial.  Subject participation in this clinical study is expected to be completed in the fall of 2008.

Collaboration studies in non-human primates conducted by ViroClinics in the Netherlands suggest a potential role for Alferon LDO as another novel therapeutic approach to viral pandemics. Meetings with prospective partners are underway with respect to conducting clinical trials using Alferon LDO to treat and/or prevent seasonal influenza in the Pacific Rim countries. Alferon LDO is now poised for clinical trials against seasonal influenza epidemics; meetings with prospective partners are ongoing to conduct clinical trials in the Pacific Rim countries and elsewhere. The opportunity for Alferon LDO is reinforced by new reports of severe side effects secondary to Tamiflu, the present standard of care, by both the FDA and Japanese health authorities. Also, Tamiflu resistant strains of flu virus are now raising concerns on a world-wide basis.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2007 and 2008 were approximately $1,543,000 and $1,790,000, respectively, reflecting an increase of $247,000 or 16%. This increase relates primarily to a write down in value of our intangible asset associated with the repurchase of a 6% Royalty on Alferon N Injection sales. We determined that we did not have sufficient inventory on hand to realize the full economic benefit of this asset; therefore, it was written down to its net realizable value.

Interest and Other Income

Interest and other income for the three months ended June 30, 2007 and 2008 was $416,000 and $328,000, respectively, representing a decrease of $88,000 or 21%. The decrease in interest and other income during the current period was mainly due to higher interest earned upon the maturity of our marketable securities in the prior period as compared to the current period.

Interest Expense and Financing Costs

We had no interest expense or non-cash financing costs for the three months ended June 30, 2008 as compared to $183,000 for the same period a year ago. The expenses reflected for the three months ended June 30, 2007 reflect financing costs and interest charges related to our convertible debentures which matured in June 2007 when all outstanding loan balances were paid.

Six months ended June 30, 2007 versus Six months ended June 30, 2008

Net loss

Our net loss of approximately $5,967,000 for the six months ended June 30, 2008 was $3,058,000 or 34% lower when compared to the same period in 2007. This decrease in loss was primarily due to:

1)
Research and Development costs in 2007 include significant expenses related to the preparation of the Ampligen NDA as well as expenses related to the production of Ampligen for use in stability studies and preparation of pre commercial lots for regulatory review purposes. Research and development expenses in 2008 were down approximately $3,243,000 as compared to the same period in 2007;

2)
There were no sales of Alferon N Injection for the last three months as finished goods inventory has reached its current product expiration date of March 31, 2008. Sales of Alferon N Injection for the six months ended June 30, 2007, amounted to approximately $243,000.

3)
General and administrative expenses increased approximately $361,000 during the current quarter as compared to the prior period primarily due to the write down in value of our intangible asset of approximately $242,000 associated with the repurchase of a 6% Royalty on Alferon N Injection sales. We determined that we did not have sufficient inventory on hand to realize the full economic benefit of this asset; therefore, it was written down to its net realizable value. Stock compensation expense was also higher by approximately $110,000 during the six months ended June 30, 2008 versus the same period a year ago.

4)
In 2007, we had financing costs and interest expense of $277,000 and $115,000, respectively, related to our convertible debentures. These convertible debentures were paid off in June 2007. No financing costs or interest charges were incurred during the current period related to these debentures.

Net loss per share was $0.08 for the current period versus $0.13 for the same period in 2007.

Revenues

Revenues for the six months ended June 30, 2008 were $223,000 compared to revenues of $489,000 for the same period in 2007. There were no revenues related to the sale of Alferon N for the three months ended June 30, 2008 versus $196,000 in 2007. This was the primary reason for the 58% drop in sales for the six months ended June 30, 2008. Revenues from our Ampligen cost recovery program were down $23,000 as fewer patients are participating in the program. As previously noted above, revenues from Alferon N injection were down due to a shortage of finished goods inventory available for sale due to current product expiration dates.

Production costs/cost of goods sold

Production/cost of goods sold was approximately $551,000 and $444,000, respectively, for the six months ended June 30, 2007 and 2008. This represented a decrease of approximately $107,000 or 19% as compared to the same period in 2007. These costs primarily represent: 1) costs of goods sold of approximately $178,000 and $60,000, respectively, for the six months ended June 30, 2007 and 2008, and 2) Costs to maintain Alferon N Injection Inventory including stability tests and indirect overhead. The primary reason for the decrease in costs can be attributed to the lack of Alferon N Injection sales during the current quarter and its impact on costs of goods sold.

Research and development costs

 Overall research and development costs for the six months ended June 30, 2008 were $2,467,000 as compared to $5,710,000 for the same period a year ago reflecting a decrease of $3,243,000 or 57%. This decrease was primarily due to reduced outside consulting fees related to the preparation and filing of our NDA for Ampligen. For more detail on Research and Development costs, please see above discussion on “Research and Development Costs” contained within the discussion on results of Operations for the three months ended June 30, 2007 versus three months ended June 30, 2008.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2007 and 2008 were approximately $3,326,000 and $3,687,000, respectively, reflecting an increase of $361,000 or 11%. This increase relates primarily to a write down in value of our intangible asset of approximately $242,000 associated with the repurchase of a 6% Royalty on Alferon N Injection sales. We determined that we did not have sufficient inventory on hand to realize the full economic benefit of this asset; therefore, it was written down to its net realizable value. Stock compensation expense was also higher by approximately $110,000 during the six months ended June 30, 2008 versus the same period a year ago.

Interest and Other Income

Interest and other income for the six months ended June 30, 2007 and 2008 was $465,000 and $408,000, respectively, representing a decrease of $57,000 or 12%. The decrease in interest and other income during the current period was mainly due to higher interest earned upon the maturity of our marketable securities in the prior period as compared to the current period.

Interest Expense and Financing Costs

We had no interest expense or non-cash financing costs for the six months ended June 30, 2008 as compared to $392,000 for the same period a year ago. The expenses reflected for the six months ended June 30, 2007 reflect financing costs and interest charges related to our convertible debentures which matured in June 2007 when all outstanding loan balances were paid.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended June 30, 2008 was $5,280,000 compared to $7,835,000 for the same period in 2007. This reduction reflects lower expenditures primarily related to the preparation of our Ampligen NDA which was finalized and filed with the FDA in October 2007. Cash used in operating activities in 2007 included the extensive costs of preparing the NDA. Cash provided by investing activities during the three months ended June 30, 2007 and 2008 totaled $3,546,000 and $3,951,000, respectively, primarily due to the maturity and/or purchase of short term investments. We had no proceeds from financing activities during the three months ended June 30, 2008. As of June 30, 2008, we had approximately $10,142,000 in cash and cash equivalents and short-term investments, or a decrease of approximately $2,491,000 from December 31, 2007. Based on our operating plan, we anticipate that these funds should be sufficient to meet our operating cash requirements for approximately 12 months.

Equity Financing

On July 2, 2008, we entered into a $30 million Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC, a Illinois limited liability company. Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. After the SEC has declared effective the registration statement related to the transaction, we have the right over a 25 month period to sell our shares of common stock to Fusion Capital from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million. The purchase price of the shares related to the $30.0 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.40. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. In consideration for entering into the Purchase Agreement, upon execution of the Purchase Agreement we issued to Fusion Capital 650,000 shares as a commitment fee. Also, we will issue to Fusion Capital up to an additional 650,000 shares as a commitment fee pro rata as we receive up to the $30.0 million of future funding.

We anticipate using the proceeds from this financing to fund infrastructure growth including manufacturing, regulatory compliance and market development.

In April 2006 we entered into a prior common stock purchase agreement with Fusion Capital, pursuant to which we sold an aggregate of 10,682,032 shares for total gross proceeds of approximately $19,739,000 through November, 2007. This agreement expired on July 31, 2008.

Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In this regard we also have previously registered $50,000,000 worth of our securities in a universal shelf registration statement, none of which has been designated or issued. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory processes, including the commercializing of Ampligen® products.

There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $10,142,000 in cash and cash equivalents and short-term investments at June 30, 2008. To the extent that our cash and cash equivalents and short term investments exceed our near term funding needs, we generally invest the excess cash in three to twelve month interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

Item 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of June 30, 2008 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2008, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

In July 2008, we settled all outstanding legal issues with Bioclones (Proprietary), Ltd. and Ribotech (Pty), with no damages being paid by any of the parties, the termination of the 1994 agreement between us and Bioclones (Proprietary) Ltd. being confirmed and our retention of our equity position in Ribotech (Pty) Ltd. As a result of the settlement, we are in the process of dismissing Bioclones (Proprietary) Ltd. and Cyril Donninger from the multi-count complaint we filed in December 2004 in the Federal District Court in the Southern District of Florida which is now on appeal to the 11th Federal Circuit Court of Appeals. Also, as a result of the settlement, Bioclones (Proprietary) Ltd. is in the process of dismissing the arbitration proceeding it initiated against us in January 2007 in South Africa and we are in the process of dismissing the application we filed in January 2007 in South Africa for the dissolution of Ribotech (PTY), Ltd.

In June 2008, we settled the arbitration proceeding initiated in December 2007 by Laboratorios del Dr. Esteve, with both parties waiving all claims to damages and it being agreed that the March 2002 agreement between us and Laboratorios del Dr. Esteve has been terminated.

In July 2008, the arbitration proceeding initiated in March 2007 against us by Cedric Philipp (“Philipp”) was concluded with all claims against us by Philipp being denied.

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

We filed an NDA with the FDA for treatment of CFS on October 10, 2007. On December 5, 2007 we received an RTF letter from the FDA as our NDA filing was deemed “not substantially complete”. We responded to the FDA’s concerns by filing amendments to our NDA on April 25, 2008. These amendments should allow the FDA reviewers to better evaluate independently the statistical efficacy/safety conclusions of our NDA for the use of Ampligen in treating ME/CFS. On July 7, 2008 the FDA accepted our NDA filing for review. However, there are no assurances that upon review of the NDA that it will be approved by the FDA.

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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2008, our accumulated deficit was approximately $191,157,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

Our Alferon N Injection Commercial Sales have halted due to lack of finished goods inventory.

Our finished goods inventory of Alferon N Injection reached it’s current expiration date in March 2008. As a result, we have no product to sell. Our initial request to extend the expiration date of this inventory was turned down by the FDA based on a number of issues to which we have responded. Also, we have petitioned the Drug Shortage Division of the FDA for assistance in obtaining an extension of the March 2008 expiration date. Our testing of the product indicates that the product is not impaired and the expiration date could be safely extended. As yet, we have not received a response from the FDA and there are no assurances that they will grant an extension. Also, there is no assurance that the matter will be resolved in a timely manner. If the expiration extension is not granted, there can be no commercial sales of Alferon N until we produce more finished goods from our work-in-progress inventory. Work on this inventory has been put on hold at this time due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen NDA. We expect, but cannot assure, that work on the Alferon N will resume in late 2008, which means that we may not have any Alferon N product to sell until late 2009 or early 2010 due to the lengthy production process required.

In 2007, we averaged Alferon N sales of approximately $77,000 per month. Without FDA approval to extend the expiration date of our finished good inventory, we will not receive these monthly revenues. In addition, if there is a significant absence of the product from the market place, no assurance can be given that sales will return to prior levels.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2008, we had approximately $10,142,000 in cash and cash equivalents and short-term investments. We anticipate, but cannot assure, that these funds will be sufficient to meet our operating cash requirements for the next 12 months.

We anticipate, but cannot assure, that we will be able to raise additional capital from the sale of shares under the Purchase Agreement. Shares sold pursuant to the Purchase Agreement cannot exceed 19,99% of our shares outstanding as of July 2, 2008 without stockholder approval.

Assuming no material financing from the sale of securities to Fusion Capital and if we are unable to commercialize and sell Ampligen® and/or increase sales of Alferon N Injection® or our other products, we will need to secure other sources of funding through additional equity or debt financing or from other sources in order to satisfy our working capital needs and to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen® products. In this regard we previously registered $50,000,000 worth of our securities in a universal shelf registration statement, none of which has been designated or issued. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products.

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

Ampligen® has been only produced in limited quantities for use in our clinical trials and we are dependent upon a third party supplier for substantially all of the production process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to current Good Manufacturing Practices (“cGMP”) regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs. Please refer to Risk Factor “Our Alferon N Injection sales have been halted due to lack of finished goods inventory”.

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

Our common stock is listed for quotation on the American Stock Exchange. For the 12-month period ended June 30, 2008, the closing price of our common stock has ranged from $0.61 to $2.00 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

In connection with entering into the Purchase Agreement with Fusion Capital, we are electing to register 21,300,000 shares in the aggregate, consisting of 20,000,000 shares which we may sell to Fusion Capital and 1,300,000 shares we have issued or may issue to Fusion Capital as Commitment Shares. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. All 21,300,000 shares to be registered are expected to be freely tradable. It is anticipated that shares registered will be sold over a period of up to 25 months after the registration statement is declared effective. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 20,000,000 shares of common stock to be registered but not yet issued. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to Fusion Capital by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock By Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the agreement may be terminated by us at any time at our discretion without any cost to us.

In addition to the 21,300,000 shares being registered for Fusion Capital, we have previously registered 135% of 3,615,514 shares issuable upon exercise of Warrants related to our former convertible debentures and 14,442,294 shares issuable upon exercise of certain other warrants. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. In this regard we previously registered $50,000,000 worth of our securities in a universal shelf registration statement, none of which has been designated or issued. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, we issued an aggregate of 398,199 shares for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended June 30, 2008.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Submission of Matters to a Vote of Security Holders

Our Stockholder’s Annual Meeting is scheduled for Wednesday, September 17, 2008 at the Crowne Plaza Hotel in Philadelphia. Stockholder’s will be voting on various matters at this meeting.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a) Exhibits

10.1	July 23, 2008 Amendment to Common Stock Purchase Agreement with Fusion Capital.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

/S/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer & President

/S/ Robert E. Peterson
Robert E. Peterson
Chief Financial Officer

Date: August 11, 2008