Form 10-Q
period 2008-09-30
HEMISPHERX BIOPHARMA INC
filed 2008-11-10
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

77,405,709 shares of common stock were issued and outstanding as of November 3, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2007	September 30, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,471	$7,592
Short term investments (Notes 4)	3,944	-
Inventories	511	864
Accounts and other receivables	77	-
Prepaid expenses and other current assets	146	165
Assets held for sale (Note 6)	450	385
Total current assets	16,599	9,006

Property and equipment, net	4,821	4,904
Patent and trademark rights, net	958	981
Investment	35	35
Royalty interest, net	243	-
Construction in progress	469	-
Other assets	17	17
Total assets	$23,142	$14,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,118	$1,214
Accrued expenses	1,069	948
Total current liabilities	2,187	2,162

Commitments and contingencies

Stockholders’ equity (Note 5):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 73,760,446 and 75,431,119 respectively	74	75
Additional paid-in capital	206,078	207,278
Accumulated other comprehensive income (loss)	(7)	-
Accumulated deficit	(185,190)	(194,572)
Total stockholders’ equity	20,955	12,781

Total liabilities and stockholders’ equity	$23,142	$14,943

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,
	2007	2008
Revenues:
Sales of product, net	$251	$-
Clinical treatment programs	34	17

Total revenues	285	17

Costs and expenses:
Production/cost of goods sold	216	199
Research and development	2,740	1,594
General and administrative	3,508	1,675

Total costs and expenses	6,464	3,468

Operating loss	(6,179)	(3,451)

Interest and other income	119	36
Reversal of previously accrued interest expense	346	-

Financing costs	(4)	-

Net loss	$(5,718)	$(3,415)

Basic and diluted loss per share (Note 2)	$(.08)	$(.05)

Weighted average shares outstanding, basic and diluted	72,818,720	74,914,805

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
	2007	2008
Revenues:
Sales of product net	$667	$173
Clinical treatment programs	107	67

Total revenues	774	240

Costs and expenses:
Production/cost of goods sold	767	643
Research and development	8,450	4,061
General and administrative	6,834	5,362

Total costs and expenses	16,051	10,066

Operating loss	(15,277)	(9,826)

Interest and other income	584	444
Reversal of previously accrued interest expense	346	-
Interest expense	(116)	-
Financing costs	(280)	-

Net loss	$(14,743)	$(9,382)

Basic and diluted loss per share (Note 2)	$(.21)	$(.13)

Weighted average shares outstanding, basic and diluted	71,293,392	74,280,332

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive loss
 (in thousands except share data)
(Unaudited)

	Common stock shares	Common Stock $.001 Par Value	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity

Balance at December 31, 2007	73,760,446	$74	$206,078	$(7)	$(185,190)	$20,955

Stock issued for settlement of accounts payable	762,151	-	493	-	-	493
Private placement, net of issuance costs	908,522	1	149	-	-	150
Equity based compensation	-	-	558	-	-	558
Net comprehensive income (loss)	-	-	-	7	(9,382)	(9,375)

Balance at September 30, 2008	75,431,119	$75	$207,278	$-	$(194,572)	$12,781

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2008
(in thousands)
(Unaudited)

	2007	2008
Cash flows from operating activities:
Net loss	$(14,743)	$(9,382)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	192	255
Amortization of patent and trademark rights, and royalty interest	125	338
Financing cost related to debt discounts	475	-
Equity based compensation	2,286	558
Common stock issued in payment of interest expense	181	-
Increase (decrease) in assets and liabilities:
Inventories	330	(353)
Accounts and other receivables	(203)	77
Prepaid expenses and other current assets	95	(19)
Assets held for sale	(610)	65
Accounts payable	462	659
Accrued expenses	(379)	(48)
Net cash used in operating activities	$(12,007)	$(7,850)

Cash flows from investing activities:
Purchase of property plant and equipment	$2	$(12)
Additions to patent and trademark rights	(126)	(118)
Maturity of short term investments	10,220	3,951
Purchase of short term investments	(2,803)	-

Net cash provided by investing activities	$7,293	$3,821

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2007 and 2008
(in thousands)
(Unaudited)

	2007	2008
Cash flows from financing activities:
Payment of long-term debt	$(4,102)	$-
Collection of advance receivable	1,464	-
Proceeds from sale of stock, net of issuance costs	10,270	150

Net cash provided by financing activities	$7,632	$150

Net increase(decrease) in cash and cash equivalents	2,918	(3,879)

Cash and cash equivalents at beginning of period	3,646	11,471

Cash and cash equivalents at end of period	$6,564	$7,592

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$229	$493
Unrealized gains on investments	$332	$-

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

NOTE 2: NET LOSS PER SHARE

  Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 17,456,937 and 29,798,378 shares, are excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2007 and 2008, respectively, since their effect is antidilutive.

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

	Nine Months Ended September 30,
	2007	2008
Risk-free interest rate	4.0% - 4.90%	2.52 - 3.74%
Expected dividend yield	-	-
Expected lives	5 yrs	2.5 - 5.0 yrs
Expected volatility	71.64 - 77.57%	74.00 - 79.18%
Weighted average grant date fair value of options and warrants issued	$2,238,000	$474,000

Stock option activity during the nine months ended September 30, 2008, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	2,001,969	$2.51	8.01
Options granted	2,624,120	2.77	9.05
Options forfeited	-	-	-	-
Outstanding December 31, 2007	4,626,089	2.66	8.25	-
Options granted	1,465,000	2.22	10.00
Options forfeited	(5,095)	(2.33)	-
Outstanding September 30, 2008	6,085,994	$2.55	8.10	-
Exercisable September 30, 2008	5,924,326	$2.58	8.15	-

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2008 was approximately $1,803,000 and $318,000, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	113,986	$2.26	9.05
Options granted	130,000	1.34	10.00
Options vested	(77,223)	(6.86)	8.29	-
Outstanding December 31, 2007	166,763	1.59	7.18	-
Options granted	-	-	-
Options forfeited	(5,095)	2.33	-	-
Outstanding September 30, 2008	161,668	$1.57	6.43	-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,326,732	$2.63	8.18
Options granted	608,750	1.99	9.94
Options forfeited	-	-	-	-
Outstanding December 31, 2007	1,935,482	2.43	8.05	-
Options granted	672,000	2.57	7.68
Options forfeited	-	-	-	-
Outstanding September 30, 2008	2,607,482	$2.47	7.40	-
Exercisable September 30, 2008	2,567,482	$2.49	7.42	-

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2008 was approximately $413,000 and $147,000, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	37,100	$2.28	9.81
Options granted	25,100	1.30	10.00
Options forfeited	(22,100)	(2.30)	8.23	-
Outstanding December 31, 2007	40,000	1.50	9.30	-
Options granted	-	-	-
Options forfeited	-	-	-	-
Outstanding September 30, 2008	40,000	$1.50	8.55	-

The impact on the Company’s results of operations of recording equity based compensation for the nine months ended September 30, 2007 and 2008 was to increase general and administrative expenses by approximately $2,262,000 and $466,000, respectively, and reduce earnings per share by $.03 and $.01, respectively.

As of December 31, 2007 and September 30, 2008, respectively, there was $164,000 and $47,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

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

	Three months ended September 30 (in thousands)		Nine months ended September 30 (in thousands)
	2007	2008	2007	2008

Unrealized gains during the period	$180	$-	$671	$7
Realized loss (gains) during the period	(118)	-	(339)	-
Other comprehensive income(loss)	$62	$-	$332	$7

There are no income tax effects allocated to comprehensive income as the Company has no tax liabilities due to net operating losses.

NOTE 5: STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2008, Fusion Capital did not purchase any shares of the Company’s common stock pursuant to the April 2006 common stock purchase agreement between the Company and Fusion Capital.

On February 18, 2008, the Company granted 280,000 stock options to two executive officers and two directors of the Company under the 2004 Equity Compensation Plan. The stock options have an exercise price of $4.00 and a term of ten years. The stock options vested immediately upon grant. The Company utilized the Black-Scholes Pricing Model to fair value the stock options and recorded approximately $91,000 as equity based compensation related to this issuance during the nine months ended September 30, 2008.

On July 2, 2008, we entered into a $30 million Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC, an Illinois limited liability company. Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we filed a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. That registration statement was declared effective by the SEC on August 12, 2008. As reported in the registration statement related to the transaction, we have the right over a 25 month period to sell our shares of common stock to Fusion Capital from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million. The purchase price of the shares related to the $30.0 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.40. Recently, the price of the Company’s common stock has consistently been below $0.40 and, accordingly, no additional sales can be made to Fusion Capital unless and until the price rises to $0.40 per share or better. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. In consideration for entering into the Purchase Agreement, we issued to Fusion Capital 650,000 shares as a commitment fee. Also, we will issue to Fusion Capital up to an additional 650,000 shares as a commitment fee pro rata as we receive up to the $30.0 million of future funding. During the three months ended September 30, 2008, Fusion has purchased 258,522 shares for $150,000 under this agreement.

The Company has been using the proceeds from this financing to fund infrastructure growth including manufacturing, regulatory compliance and market development.

During the nine months ended September 30, 2008, the Company issued an aggregate 400,000 stock options and warrants under the 2004 Equity Compensation Plan to vendors for services provided. The stock options had various exercise prices ranging from $0.35 to $6.00 and had terms of either five or ten years. The stock options vested immediately upon grant. The Company utilized the Black-Scholes Pricing Model to fair value the stock options and recorded approximately $126,000 as equity based compensation related to these issuances during the nine months ended September 30, 2008.

On September 17, 2008 the Company issued 1,450,000 stock options under the 2007 Equity Compensation Plan to William A. Carter, CEO for services provided. The stock options have an exercise price of $2.20, expire in 10 years, vest immediately and recorded as General and Administrative Expenses. The Company utilized the Black-Scholes Pricing Model to fair value the stock options and recorded approximately $255,000 as equity based compensation in the nine months ended September 30, 2008. These options replaced previously issued options that expired unexercised.

The Company also recorded $84,000 during the nine months ended September 30, 2008, in equity based compensation related to the vesting of stock options issued in 2006 and 2007.

NOTE 6: ASSET HELD FOR SALE

Asset held for sale consists of equipment purchases related to the purified water system that was to be installed at the Company’s manufacturing facility in New Brunswick, NJ. We are reevaluating our manufacturing needs to determine the cost/benefit for installing the purified water system as compared to selling this asset. As a result of this process, in 2007 the Company reclassed the Equipment of $678,000 to Asset Held for Sale and then recorded an impairment charge of $228,000 for this water system to bring the cost down to its net realizable value of $450,000 as per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For the nine months ended September 30, 2008, the Company recorded an additional $65,000 impairment charge leaving a balance of $385,000 in Asset Held for Sale.

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

* FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

* AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

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

NOTE 8 - SUBSEQUENT EVENTS

None.

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

Our current strategic focus is derived from four applications of our two core pharmaceutical technology platforms Ampligen® and Alferon N Injection®. The commercial focus for Ampligen® includes application as a treatment for Chronic Fatigue Syndrome (“CFS”) and as a vaccine enhancer (adjuvant) for both therapeutic and preventative vaccine development. Alferon N Injection® is an FDA approved product with an indication for refractory or recurring genital warts. Alferon LDO (Low Dose Oral) is an application currently under development targeting influenza and viral diseases both as an adjuvant as well as a single entity anti-viral.

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of Chronic Fatigue Syndrome (“CFS”). In August 2004, we completed a Phase III clinical trial (“AMP 516”) treating over 230 CFS patients with Ampligen® and are presently in the registration process for a new drug application (“NDA”) with the Food and Drug Administration (“FDA”). Over its developmental history, Ampligen® has received various designations, including Orphan Drug Product Designation (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). Ampligen® represents the first drug in the class of RNA (nucleic acid) molecules to apply for NDA review. For an update on the filing status of our Ampligen® New Drug Application filed on October 10, 2007, see “Research and Development Costs” contained within this section below.

On July 7, 2008, the FDA accepted for review our NDA for Ampligen®, an experimental therapeutic, to treat CFS, originally submitted in October 2007. We are seeking marketing approval for the first-ever treatment for CFS. At present, only supportive, symptom-based care is available for CFS patients. The NDA for Ampligen®, whose chemical designation is poly I : poly C12U, is also the first ever accepted for review by the FDA for systemic use of a toll-like receptor therapy to treat any condition.

The Status of our initiative for Ampligen® as an adjuvant for preventative vaccine development includes the pre-clinical studies in seasonal and pandemic influenza for intranasal administration being conducted by Japan’s National Institute for Infectious Diseases. A three year program targeting regulatory approval for pandemic flu and seasonal flu in Japan has been funded by the Japanese Ministry of Health. Parties to the research grant include Hemispherx, the NIID and BIKEN (operational arm of the non-profit Foundation for Microbial Disease of Osaka University). Our agreement with BIKEN is part of a three party agreement to develop an effective influenza vaccine for Japan and utilizes the resources of the National Institute of Infectious Disease of Japan. Our development strategy includes reproduction of preclinical studies outside Japan and completion of the three year program. It is our intent to conduct human studies in the US and other countries and seek approval for seasonal and pandemic indications in the US and Europe for intranasal administration. A phase II study for intramuscular administration for seasonal flu is currently being conducted in Australia through the St. Vincent’s Hospital Clinical Trials Centre and is now fully enrolled. This clinical study is expected to be completed in December of 2008.

Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen® may have broad-spectrum anti-viral and anti-cancer properties. Over 1,000 patients have participated in the Ampligen® clinical trials representing the administration of more than 90,000 doses of this drug.

Alferon N Injection® is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection® is also in clinical development for treating West Nile Virus.

Commercial sales of Alferon N Injection® were halted in April 2008 as the current expiration date of our finished goods inventory expired in March 2008. The FDA has declined to respond to our requests for an extension of the expiration date, therefore we consider the request to be denied. Since our testing of the product indicates that it is not impaired and could be safely utilized, the finished goods inventory of 2,745 Alferon N Injection® 5ml vials may be used to produce approximately 11,000,000 sachets of Low Dose Oral Alferon (LDO) for future clinical trials.

Production of Alferon N injection® from our work-in-progress inventory, which has an approximate expiration date of 2012, has been put on hold at this time due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen® NDA. Work on the Alferon N Injection® is expected to resume in mid-2009 under the condition that adequate funding is obtained, which means that we may not have any Alferon N Injection® product commercially available until 2010.

We do not believe that our current and planned experimental programs involving Alferon N Injection® and Alferon LDO, including our anticipated clinical trials, will be materially affected by this situation.

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ primarily designed to produce Alferon N Injection®. In 2006, we completed the installation of a polymer production line to produce Ampligen® raw materials on a more reliable and consistent basis.

We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

401(K) Plan

We have a defined contribution plan, titled Hemispherx Biopharma Employees 401(k) Plan and Trust Agreement (the 401(k) Plan). Full time members are eligible to participate in the 401(k) Plan following one year of employment. Subject to certain limitations imposed by federal laws and contribution limitation on those designated as Highly Compensated Employees by the 401(k) plan, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Each participant immediately vests regarding his or her deferred salary contributions while our contributions vest over one year.

Effective March 15, 2008, we ended our 100% matching of up to 6% of the 401(k) contributions provided to the account for each eligible participant. Our 401(k) Plan contribution cost for the nine months ended September 30, 2008 is $20,421 with no company matching costs projected regarding the plan for the remaining of calendar year 2008.

New Accounting Pronouncements

Refer to “NOTE 7: RECENT ACCOUNTING PRONOUCEMENTS” under Notes To Unaudited Condensed Consolidated Financial Statements.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 versus three months ended September 30, 2008

Net loss

Our net loss of approximately $3,415,000 for the three months ended September 30, 2008 was $2,303,000 or 40% lower when compared to the same period in 2007. This decrease in loss was primarily due to:

1)
Research and Development costs in 2007 include significant expenses related to the preparation of the Ampligen® NDA as well as expenses related to the production of Ampligen® for use in stability studies. Research and development expenses in 2008 were down approximately $1,146,000 as compared to the same period in 2007.

2)
There were no sales of Alferon N Injection® for the three months ended September 30, 2008, as finished goods inventory has reached its current product expiration date of March 31, 2008. Sales of Alferon N Injection® for the three months ended September 30, 2007, amounted to approximately $251,000.

3)
General and administrative expenses decreased approximately $1,833,000 during the current quarter as compared to the prior period primarily due to the reduction of Stock Compensation Expense for approximately $1,814,000 for the three months ended September 30, 2008.

4)
Interest and other income decreased $83,000 for the three months ended September 30, 2008 as compared to the same period in 2007 due to a reduction in Short Term Investments for marketable securities in the current period as compared to the prior period.

5)
In September 2007, an increase of $346,000 in other income occurred due to the reversal of accrued liquidated damages in 2006 with respect to our debentures holders as a result of our failure to timely file our 2005 Audit Report on Form 10-K. These damages related to certain debenture covenants were settled without charge in the maturation and pay down of the debenture holder’s outstanding loan balances in 2007.

Net loss per share was $0.05 for the current period versus $0.08 for the same period in 2007.

Revenues

Revenues for the three months ended September 30, 2008 were $17,000 compared to revenues of $285,000 for the same period in 2007. There were no revenues related to the sale of Alferon N Injection® for this period in 2008 versus $251,000 in 2007. Revenues from our Ampligen® cost recovery program were down $17,000 as fewer patients are participating in the program. Commercial sales of Alferon N Injection® were halted in April 2008 as the current expiration date of our finished goods inventory expired in March 2008. As a result, we have no product to sell and all $17,000 of Revenue was generated from clinical treatment programs.

Major efforts of the New Brunswick manufacturing staff were redirected throughout year 2008 to the upcoming preapproval FDA inspection of the Ampligen® program.

Work on the Alferon N Injection® is expected to resume in mid-2009 under the condition that adequate funding is obtained, which means that we may not have any Alferon N Injection® product commercially available until 2010.

Production costs/cost of goods sold

Production/cost of goods sold was approximately $216,000 and $199,000, respectively, for the three months ended September 30, 2007 and 2008. This represented a decrease of approximately $17,000 or 7% as compared to the same period in 2007. These costs primarily represent: 1) costs of goods sold of approximately $95,000 and $0, respectively, for the three months ended September 30, 2007 and 2008, 2) testing and reporting costs incurred in our attempt to have the FDA extend the commercial sales life of our Alferon Finished Goods and 3) costs to maintain Alferon N Injection® work-in-process Inventory including stability tests and indirect overhead.

Our Alferon N Injection® work-in-process (“WIP”), with an approximate expiration of 2012, should produce approximately 7,500 doses when completed. At this time we have put further work on the WIP on hold as we are applying our New Brunswick resources to the task of preparing our plant for an FDA Pre-approval Inspection in connection with the Ampligen® NDA review process.

Research and development costs

Overall research and development costs for the three months ended September 30, 2008 were $1,594,000 as compared to $2,740,000 for the same period a year ago reflecting a decrease of $1,146,000 or 42%. This decrease was primarily due to reduced outside consulting fees and other costs related to the preparation and filing of our NDA for Ampligen®.

On July 7, 2008 we were notified that the FDA accepted for review our amended NDA filing for using Ampligen® to treat CFS. FDA approval of this application would provide the first-ever treatment for CFS. At present, only supportive symptom-based care is available for CFS patients. While we are optimistic, there are no assurances that the NDA will be approved. Over the summer of 2008, our clinical monitors visited our sites associated with our AMP-511 cost recovery treatment program for the collection and audit of additional data to be submitted to the FDA in support of our NDA for CFS currently under review. FDA inspections of several clinical sites did not result in the issuance of any “483” reports indicating lack of compliance with various regulations governing clinical trials.

We are preparing for the preapproval inspection by the U.S. FDA for manufacturing of Ampligen® product and its starting materials, polynucleotides Poly I and Poly C12U. A satisfactory recommendation from the FDA Office of Compliance based upon an acceptable preapproval inspection is required prior to approval of the product. The preapproval inspection determines compliance with current Good Manufacturing Practices (cGMPs) as well as a product specific evaluation concerning the manufacturing process of product. Currently, Hemispherx’s personnel are working diligently towards a successful preapproval inspection. The activities include many aspects of the cGMP requirements, such as manufacturing process validation, equipment qualification, analytical method validation, facility cleaning, quality systems, documentation system and part 11 compliance. On September 19, 2008, we executed an agreement with Lovelace Respiratory Research Institute in Albuquerque, New Mexico to perform certain animal toxic studies in support of our Ampligen® NDA. These studies were requested by the FDA and will be done in collaboration with the resources of the New Brunswick facility. We expect these studies to be complete in January 2009.

We are also engaged in ongoing, experimental studies assessing the efficacy of Ampligen®, Alferon N Injection®, and Alferon LDO against influenza viruses as a single adjuvant agent antiviral with Japan’s National Institute of Infectious disease, Biken (the non-profit operational arm of the Foundation for Microbial Diseases of Osaka University) and St. Vincent’s Hospital in Darlinghurst, Australia. No further results have been reported by Defence R&D Canada with respect to their independent study assessing the efficacy of Ampligen® against Influenza viruses as a single agent antiviral.

The Biken arrangement was concluded in December 2007 and basically consists of Biken purchasing Ampligen® from us for use in conducting further animal studies of intranasal prototype vaccines containing antigens from influenza sub-types H1N1, H3N2 and B progressing to human studies with all programs supported by the Japanese Health Ministry. Under the terms of the non—exclusive licensing arrangement, we will receive royalties as well as income for all Ampligen® used in the ongoing experimental work and any subsequent marketing of Ampligen® as an immuno-enhancer for flu vaccines delivered intranasally in Japan. To date, only two or three pharma companies worldwide have achieved regulatory authorizations to sell intranasally (IN) administered influenza vaccines versus many companies receiving approval for intramuscular vaccine delivery routes. Safety has been paramount in developing effective treatments. However, animal studies to date indicate Ampligen®, an experimental drug, may be safely administered intranasally. Clinical studies (in other disorders) have built a database of more than 90,000 injections of Ampligen® when given parenterally (intravenous, or “IV”). In June 2008, Biken notified us they were accelerating their program and requested additional Ampligen® supplies for various preclinical vaccine studies. A secondary goal of the trial is to evaluate whether antibodies stimulated by the vaccine/Ampligen® combination also provide protection against H5N1, the avian influenza virus. Since 2003, the World Health Organization has attributed 241 human deaths worldwide to H5N1. Investigators from Japan’s Institute of Infectious Disease have conducted studies in animals that suggest that Ampligen® can stimulate a sufficiently broad immune response to provide cross-protection against a range of virus strains, including H5N1.

We completed enrollment in our Phase II clinical trial to evaluate the safety and efficacy of Ampligen® as an enhancer for seasonal influenza vaccine. This study is being monitored by Clinical Network Services Pty. Ltd. located in Brisbane, Australia. The clinical trials center of St. Vincent’s Hospital based in DarlingHurst, Australia is conducting the trial.  This clinical study is expected to be completed in the Fall of 2008. The data is being analyzed from the single-center study in Australia in which 38 healthy volunteers between 60 and 80 years of age who have not received this year’s seasonal flu vaccine. Study subjects were randomized into groups receiving vaccine plus Ampligen® or vaccine plus a placebo. Under the double-blinded structure of the trial, neither study subjects nor clinicians conducting the trial know which subjects are receiving Ampligen® or placebo until final results are recorded. Efforts will be made to determine whether cross-protection, seen in monkey studies, is also observed in human studies with Ampligen®.

As reported in the Journal of American Medical Association in 2003 by Thompson, Shay, Weintraub, Brammer, Cox, Anderson, et al. seasonal influenza kills approximately 36,000 Americans annually, most over the age of 70. In 2004 in JAMA, the same authors attributed 200,000 U.S. hospital admissions annually to seasonal flu.

Collaboration studies in non-human primates conducted by ViroClinics in the Netherlands suggest a potential role for Alferon LDO as another novel therapeutic approach to viral pandemics. Meetings with prospective partners are underway with respect to conducting clinical trials using Alferon LDO to treat and/or prevent seasonal influenza in the Pacific Rim countries. Alferon LDO is now poised for clinical trials against seasonal influenza epidemics; meetings with prospective partners are ongoing to conduct clinical trials in the Pacific Rim countries and elsewhere. The opportunity for Alferon LDO is reinforced by new reports of severe side effects secondary to Tamiflu, the present standard of care, by both the FDA and Japanese health authorities. Also, Tamiflu resistant strains of flu virus are now raising serious concerns on a world-wide basis.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2007 and 2008 were approximately $3,508,000 and $1,675,000, respectively, reflecting a decrease of $1,833,000 or 52%. This decrease relates primarily to the reduction of Stock Compensation Expense for approximately $1,814,000 for the three months ended September 30, 2008.

Reversal of Previously Accrued Interest Expense

We had no reversal of previously accrued interest expense for the three months ended September 30, 2008 as compared to the $346,000 for the same period in 2007. This September 2007 item, classified as other income, resulted from the reversal of accrued liquidated damages in 2006 related to a certain covenant in our debenture agreements. These charges were incurred as a result of our failure to timely file our 2005 Annual Report on Form 10-K and our report on Form 10-Q for the quarterly period ended March 31, 2006 with the SEC pursuant to the 1934 Act. These liquidated damages were not included as part of the maturation and pay down of the debenture holder’s outstanding loan balances.

Interest and Other Income

Interest and other income for the three months ended September 30, 2007 and 2008 was $119,000 and $36,000, respectively, representing a decrease of $83,000 or 70%. The decrease in interest and other income during the current period was mainly due to a reduction in the holding of Short Term Investments for $3,944,000 as marketable securities in the current period as compared to the prior period.

Interest Expense and Financing Costs

We had no interest expense or non-cash financing costs for the three months ended September 30, 2007 and 2008.

Nine months ended September 30, 2007 versus nine months ended September 30, 2008

Net loss

Our net loss of approximately $9,382,000 for the nine months ended September 30, 2008 was $5,361,000 or 36% lower when compared to the same period in 2007. This decrease in loss was primarily due to:

1)
Research and Development costs in 2007 include significant expenses related to the preparation of the Ampligen® NDA as well as expenses related to the production of Ampligen® for use in stability studies and preparation of pre commercial lots for regulatory review purposes. Research and development expenses in 2008 were down approximately $4,389,000 as compared to the same period in 2007.

2)
There were no sales of Alferon N Injection® for the last six months as finished goods inventory has reached its current product expiration date of March 31, 2008. Sales of Alferon N Injection® for the nine months ended September 30, 2008 and 2007 amounted to approximately $173,000 and $667,000, respectively for a reduction of $494,000.

3)
General and administrative expenses decreased approximately $1,472,000 during the nine months ended September 30, 2008 versus the same period a year ago primarily due to reductions in the cost of Stock Compensation of $1,704,000, Director Fees for $125,000 and Accounting Fees of $73,000 that were offset with an increase of Legal Fees for $506,000 resulting from litigation.

4)
Interest and other income decreased $140,000 for the nine months ended September 30, 2008 as compared to the same period in 2007 due to a reduction in the holding of Short Term Investments for $3,944,000 as marketable securities in the current period as compared to the prior period.

5)
In 2007, we had financing costs and interest expense of $280,000 and $116,000, respectively, related to our convertible debentures. These convertible debentures were paid off in June 2007. No financing costs or interest charges were incurred during the current period related to these debentures.

6)
In September 2007, an increase of $346,000 in other income occurred due to the reversal of accrued liquidated damages in 2006 with respect to our debentures holders as a result of our failure to timely file our 2005 Audit Report on Form 10-K. These damages related to certain debenture covenants were settled without charge in the maturation and pay down of the debenture holder’s outstanding loan balances in 2007.

Net loss per share was $0.13 for the current period versus $0.21 for the same period in 2007.

Revenues

Revenues for the nine months ended September 30, 2008 were $240,000 compared to revenues of $774,000 for the same period in 2007. Revenues related to the sale of Alferon N Injection® for the nine months ended September 30, 2008 were $173,000 versus $667,000 in 2007. The primary reason for the 74% drop in sales for the nine months ended September 30, 2008 is that commercial sales of Alferon N Injection® were halted in April 2008 as the current expiration date of our finished good inventory expired in March 2008. As a result, we had no product to sell for the last six months. Revenues from our Ampligen® cost recovery program were down $40,000 or 37% as fewer patients are participating in the program. Our clinical staff discouraged cost recovery clinical enrollments in order that resources could address the NDA and related documents preparatory to filing for a full commercial license.

Production costs/cost of goods sold

Production/cost of goods sold was approximately $767,000 and $643,000, respectively, for the nine months ended September 30, 2007 and 2008. This represented a decrease of approximately $124,000 or 16% as compared to the same period in 2007. These costs primarily represent: 1) costs of goods sold of approximately $273,000 and $60,000, respectively, for the nine months ended September 30, 2007 and 2008, and 2) Costs to maintain Alferon N Injection Inventory including storage, stability testing and reporting costs incurred in our attempt to have the FDA extend the commercial sales life of our Alferon N Injection® Finished Goods. The primary reason for the decrease in costs can be attributed to the lack of Alferon N Injection® sales since April 1, 2008 and its impact on costs of goods sold.

Research and development costs

Overall research and development costs for the nine months ended September 30, 2008 were $4,061,000 as compared to $8,450,000 for the same period a year ago reflecting a decrease of $4,389,000 or 52%. This decrease was primarily due to reduced outside consulting fees related to the preparation and filing of our NDA for Ampligen®. For more detail on Research and Development costs, please see above discussion on “Research and Development Costs” contained within the discussion on results of Operations for the three months ended September 30, 2007 versus three months ended September 30, 2008.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2007 and 2008 were approximately $6,834,000 and $5,362,000, respectively, reflecting a decrease of $1,472,000 or 22% primarily due to reductions in the cost of Stock Compensation of $1,704,000, Director Fees for $125,000 and Accounting Fees of $73,000 that were offset with an increase of Legal Fees for $506,000 resulting from litigation.

Reversal of Previously Accrued Interest Expense

We had no reversal of previously accrued interest expense for the nine months ended September 30, 2008 as compared to the $346,000 for the same period in 2007. This September 2007 item, classified as other income, resulted from the reversal of accrued liquidated damages in 2006 related to a certain covenant in our debenture agreements. These charges were incurred as a result of our failure to timely file our 2005 Annual Report on Form 10-K and our report on Form 10-Q for the quarterly period ended March 31, 2006 with the SEC pursuant to the 1934 Act. These liquidated damages were not included as part of the maturation and pay down of the debenture holder’s outstanding loan balances.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2007 and 2008 was $584,000 and $444,000, respectively, representing a decrease of $140,000 or 24%. The decrease in interest and other income during the current period was mainly due to a reduction in the holding of Short Term Investments for $3,944,000 as marketable securities in the current period as compared to the prior period.

Interest Expense and Financing Costs

We had no interest expense or non-cash financing costs for the nine months ended September 30, 2008 as compared to $396,000 for the same period a year ago. The expenses reflected for the nine months ended September 30, 2007 reflect financing costs and interest charges related to our convertible debentures which matured in June 2007 when all outstanding loan balances were paid.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2008 was $7,850,000 compared to $12,007,000 for the same period in 2007. This reduction reflects lower expenditures primarily related to the preparation of our Ampligen® NDA which was finalized and filed with the FDA in October 2007. Cash used in operating activities in 2007 included the extensive costs of preparing the NDA. Cash provided by investing activities during the nine months ended September 30, 2007 and 2008 totaled $7,293,000 and $3,821,000, respectively, primarily due to the maturity of short term investments. We had proceeds from financing activities of $150,000 during the nine months ended September 30, 2008. As of September 30, 2008, we had approximately $7,592,000 in cash and cash equivalents and short-term investments, or a decrease of approximately $7,823,000 from December 31, 2007.

We have been using the proceeds from financing to fund infrastructure growth including manufacturing, regulatory compliance and market development. Due to the current market conditions, we are unable to raise funds pursuant to the terms of the Fusion Capital Stock Purchase Agreement (see Equity Financing below). Based on our estimate, we anticipate that our existing funds should be sufficient to meet our operating cash requirements for approximately 10 months.

Equity Financing

On July 2, 2008, we entered into a $30 million Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC, an Illinois limited liability company. Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. The SEC declared effective the registration statement on August 12, 2008. We have the right over a 25 month period to sell our shares of common stock to Fusion Capital from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million. The purchase price of the shares related to the $30.0 million of future funding will be based on the prevailing market prices of our shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and we will control the timing and amount of any sales of shares to Fusion Capital. Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.40. Recently, the price of our common stock has consistently been below $0.40 and, accordingly, no additional sales can be made to Fusion Capital unless and until the price rises to $0.40 per share or better. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. In consideration for entering into the Purchase Agreement, upon execution of the Purchase Agreement we issued to Fusion Capital 650,000 shares as a commitment fee. Also, we will issue to Fusion Capital up to an additional 650,000 shares as a commitment fee pro rata as we receive up to the $30.0 million of future funding.

In August, 2008 we registered 21,300,000 shares pursuant to the terms of this agreement. Under the rules of the NYSE Alternext US (formerly, the American Stock Exchange), we may issue no more than 14,823,651 shares (19.99% of our outstanding shares as of July 2, 2008, the date of the purchase agreement) without first obtaining the approval of stockholders. We are currently seeking stockholder approval to issue the additional 6,476,349 shares. As of September 30, 2008, we have executed transactions pursuant the Fusion Capital Stock Purchase Agreement valued at $150,000 and 258,522 shares.

The proceeds from this financing have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $7,592,000 in cash and cash equivalents and short-term investments at September 30, 2008. To the extent that our cash and cash equivalents and short term investments exceed our near term funding needs, we generally invest the excess cash in three to twelve month interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

Item 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of September 30, 2008 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2008, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We filed an NDA with the FDA for treatment of CFS on October 10, 2007. On December 5, 2007 we received an RTF letter from the FDA as our NDA filing was deemed “not substantially complete”. We responded to the FDA’s concerns by filing amendments to our NDA on April 25, 2008. These amendments should allow the FDA reviewers to better evaluate independently the statistical efficacy/safety conclusions of our NDA for the use of Ampligen® in treating CFS. On July 7, 2008 the FDA accepted our NDA filing for review. However, there are no assurances that upon review of the NDA that it will be approved by the FDA.

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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of September 30, 2008, our accumulated deficit was approximately $194,572,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

Our Alferon N Injection Commercial Sales have halted due to lack of finished goods inventory.

Our finished goods inventory of Alferon N Injection® reached it’s current expiration date in March 2008. As a result, we have no product to sell at this time. The FDA has declined to respond to our requests for an extension of the expiration date, therefore we consider the request to be denied. Since our testing of the product indicates that it is not impaired and could be safely utilized, the finished goods inventory of 2,745 Alferon N Injection® 5ml vials may be used to produce approximately 11,000,000 sachets of Low Dose Oral Alferon (LDO) for future clinical trials.

Production of Alferon N injection® from our work-in-progress inventory, which has an approximate expiration date of 2012, has been put on hold at this time due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen® NDA. Work on the Alferon N Injection® is expected to resume in mid-2009 under the condition that adequate funding is obtained, which means that we may not have any Alferon N Injection® product commercially available until 2010.

In 2007, we averaged Alferon N Injection® sales of approximately $77,000 per month. With no FDA approval to extend the expiration date of our finished good inventory, we will not receive these monthly revenues. In addition, if there is a significant absence of the product from the market place, no assurance can be given that sales will return to prior levels.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2008, we had approximately $7,592,000 in cash and cash equivalents and short-term investments. \We anticipate based on our estimate, but cannot assure, that these funds will be sufficient to meet our operating cash requirements for the next 10 months.

We hope, but cannot assure, that we will be able to raise additional capital from the sale of shares under the Purchase Agreement. However, our ability to raise funds from sales under the Purchase Agreement is hampered by current adverse market conditions and our reduced stock price that has, for the most part, been under the $0.40 minimum share price required by the Purchase Agreement. In addition, shares sold pursuant to the Purchase Agreement cannot exceed 19,99% of our shares outstanding as of July 2, 2008 without stockholder approval, which we are seeking to obtain at our November 11, 2008 Stockholder Meeting.

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

We need to preserve and acquire enforceable patents covering the use of Ampligen® for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen® for such disease. We obtained all rights to Alferon N Injection®, and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our experimental drug, Ampligen®, which is carried out according to standard operating procedure manuals. We have been issued certain patents including those on the use of Ampligen® in combination with certain other drugs for the treatment of HIV. We also have been issued patents on the use of Ampligen® in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen® in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen® as a sole treatment for any of the cancers, which we have sought to target. With regard to Alferon N Injection®, we have acquired from ISI its patents for natural alpha interferon produced from human peripheral blood leukocytes and its production process and we have filed a patent application for the use of Alferon LDO in treating viral diseases including avian influenza. We cannot assure that our competitors will not seek and obtain patents regarding the use of similar products in combination with various other agents, for a particular target indication prior to our doing such. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional patents, we may not be able to successfully market our products.

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

Our commercialization strategy for Ampligen-CFS includes licensing/co-marketing agreements utilizing the resources and capacities of a strategic partner(s). We are currently seeking worldwide marketing partner(s), with the goal of having a relationship in place before approval is obtained. In parallel to partnering discussions, appropriate pre-marketing activities will be undertaken. We intend to control manufacturing of Ampligen® on a worldwide basis.

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

Ampligen® has been only produced in limited quantities for use in our clinical trials and we are dependent upon a third party supplier for substantially all of the production process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us. Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to current Good Manufacturing Practices (“cGMP”) regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs. Please refer to Risk Factor “Our Alferon N Injection® sales have been halted due to lack of finished goods inventory”.

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

Ampligen®. Competitors may be developing technologies that are, or in the future may be, the basis for competitive products. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for commercial sale with respect to treating CFS in the United States. The dominant competitors with drugs to treat disease indications in which we plan to address include Gilead Pharmaceutical, Pfizer, Bristol-Myers, Abbott Labs, GlaxoSmithKline, Merck and Schering-Plough Corp. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen® on the immune system, we cannot assure that we will be able to compete.

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

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;
•	adverse reactions to products;
•
governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency concerns regarding the safety or effectiveness of our products;

•	changes in U.S. or foreign regulatory policy during the period of product development;

•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
•	conditions and trends in the pharmaceutical and other industries;
•	new accounting standards;
•	overall investment market fluctuation; and
•	occurrence of any of the risks described in these "Risk Factors."

Our common stock is listed for quotation on the NYSE Alternext US (formerly, the American Stock Exchange). For the 12-month period ended September 30, 2008, the closing price of our common stock has ranged from $0.33 to $2.00 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

In connection with entering into the Purchase Agreement with Fusion Capital in August 2008, we registered 21,300,000 shares in the aggregate, consisting of 20,000,000 shares which we may sell to Fusion Capital and 1,300,000 shares we have issued or may issue to Fusion Capital as Commitment Shares. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. Under the rules of the NYSE Alternext US (formerly, the American Stock Exchange), we may issue more than 14,823,651 shares (19.99% of our outstanding shares as of July 2, 2008, the date of the purchase agreement) without first obtaining the approval of stockholders. We are currently seeking stockholder approval to issue the additional 6,476,349 shares. It is anticipated that shares registered will be sold over a period of up to 25 months after the registration statement is declared effective. Depending upon market liquidity at the time, a sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 20,000,000 shares of common stock to be registered but not yet issued. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to Fusion Capital by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock By Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the agreement may be terminated by us at any time at our discretion without any cost to us.

In addition to the 21,300,000 shares registered for Fusion Capital, we have previously registered 135% of 3,615,514 shares issuable upon exercise of Warrants related to our former convertible debentures and 14,442,294 shares issuable upon exercise of certain other warrants. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. In this regard we previously registered $50,000,000 worth of our securities in a universal shelf registration statement, none of which has been designated or issued. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of substantial amounts of our common stock in the public market could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 7.7% of our common stock, the Plan’s threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, we issued an aggregate of 363,951 shares for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended September 30, 2008.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Submission of Matters to a Vote of Security Holders

As a result of not attaining the required quorum of stockholders eligible to vote at our Annual Meeting of Stockholders initially held on September 17, 2008, and at the initial adjournment of that meeting on October 17, 2008, the meeting has been adjourned to November 11, 2008 at the Crowne Plaza Hotel in Philadelphia. Stockholders’ will be voting on various matters at this meeting. At the October 17, 2008 meeting, shares representing approximately 48.5% of eligible votes were present, however a quorum required in excess of 50%. A significant number of stockholders are domiciled in Europe and less readily accessible for notification purposes. To assure that the meeting can be held, our Board of Directors has amended our By-Laws to reduce the quorum for the meeting from a majority to 44% in voting power of the outstanding shares of stock entitled to vote at the meeting. The reduced quorum relates solely to the 2008 Annual Stockholders' Meeting of November 11, 2008. The Company will continue to solicit proxies in an attempt to receive votes from a majority of the shares eligible to vote at the meeting.

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

Date: November 10, 2008