Form 10-K
period 2008-12-31
HEMISPHERX BIOPHARMA INC
filed 2009-03-16
CIK 946644

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2008
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________
                           Commission File No. 1-13441

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): ( ) Large accelerated filer(X) Accelerated filer ( ) Non-accelerated filer ( ) Smaller Reporting Company ( )


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

The aggregate market value of Common Stock held by non-affiliates at June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter was $59,326,916.

The number of shares of the registrant's Common Stock outstanding as of March 3, 2009 was 80,881,135.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                TABLE OF CONTENTS
                                                                     Page
PART I

Item 1. Business                                                         1

Item 1A. Risk Factors                                                   14

Item 1B. Unresolved Staff Comments                                      26

Item 2. Properties                                                      26

Item 3. Legal Proceedings                                               26

Item 4. Submission of Matters to a Vote of Security Holders             27

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities          27

Item 6. Selected Financial Data                                         31

Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        32

Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk                                               46

Item 8. Financial Statements and Supplementary Data                     46

Item 9. Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure                        46

Item 9A. Controls and Procedures                                        46

Item 9B. Other Information                                              47

PART III

Item 10. Directors and Executive Officers and Corporate Governance      50

Item 11. Executive Compensation                                         54

Item 12. Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters            74

Item 13. Certain Relationships and Related Transactions,
              and Director Independence                                 77

Item 14. Principal Accountant Fees and Services                         78

PART IV

Item 15. Exhibits and Financial Statement Schedules                     79

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

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, "Hemispherx", "we or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-K. We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I
ITEM 1.  Business.
GENERAL

         We are a biopharmaceutical company engaged in the clinical development, manufacture, marketing and distribution of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. The Company was founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases. We have three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. The Company's foreign subsidiary is Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998, which has limited or no activity. All significant intercompany balances and transactions have been eliminated in consolidation.

         Our current  strategic  focus is derived from four  applications of our
two  core  pharmaceutical   technology  platforms   Ampligen(R)  and  Alferon  N

Injection(R). The commercial focus for Ampligen(R) includes application as a treatment for Chronic Fatigue Syndrome (CFS) and as a vaccine enhancer (adjuvant) for both therapeutic and preventative vaccine development. Alferon N Injection(R) is an FDA approved product with an indication for refractory or recurring genital warts. Alferon(R) LDO (Low Dose Oral) is an application currently under early stage development targeting influenza and viral diseases both as an adjuvant as well as a single entity anti-viral.

         Ampligen(R) is an experimental drug currently undergoing clinical development for the treatment of CFS. In August 2004, we completed a Phase III clinical trial ("AMP 516") treating over 230 CFS patients with Ampligen(R) and are presently in the registration process for a new drug application ("NDA") with the Food and Drug Administration ("FDA"). Over its developmental history, Ampligen(R) has received various designations, including Orphan Drug Product Designation (FDA), Emergency (compassionate) Cost Recovery Sales Authorization
(FDA) and "promising" clinical outcome recognition based on the evaluation of certain summary clinical reports (AHRQ, Agency Health Research Quality). Ampligen represents the first drug in the class of RNA (nucleic acid) molecules to apply for NDA review.

         On July 7, 2008, the FDA accepted for review our NDA for Ampligen(R) to treat CFS, originally submitted in October 2007. We are seeking marketing approval for the first-ever treatment for CFS. At present, only supportive, symptom-based care is available for CFS patients. The NDA for Ampligen(R), whose chemical designation is poly I : poly C12U, is also the first ever accepted for review by the FDA for systemic use of a toll-like receptor therapy to treat any condition. On February 18, 2009, we were notified by the FDA that the originally scheduled Prescription Drug User Fee Act ("PDUFA") date of February 25, 2009 has been extended to May 25, 2009. For more information on our NDA, please see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Results of Operations; Year ended December 31, 2007 versus December 31, 2008; Research and Development Costs" and "Note 19: Subsequent Events" under Notes to Consolidated Financial Statements.

         The Status of our initiative for Ampligen(R) as an adjuvant for preventative vaccine development includes the pre-clinical studies in seasonal and pandemic influenza for intranasal administration being conducted by Japan's National Institute for Infectious Diseases. A three year program targeting regulatory approval for pandemic flu and seasonal flu in Japan has been funded by the Japanese Ministry of Health. Parties to the research grant include Hemispherx, the NIID and BIKEN (operational arm of the non-profit Foundation for Microbial Disease of Osaka University). Our agreement with BIKEN is part of a three party agreement to develop an effective influenza vaccine for Japan and utilizes the resources of the National Institute of Infectious Disease of Japan. We intend to conduct human studies in the US and Australia to seek approval for seasonal and pandemic indications in the US and Europe for intranasal administration. A phase II study for intramuscular administration for seasonal flu was conducted in Australia through St. Vincent's Hospital Clinical Trials Centre. The clinical data from this trial is currently being analyzed and the results are expected by mid-2009.

         Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen(R) may have broad-spectrum anti-viral and anti-cancer properties. Over 1,000 patients have participated in the Ampligen(R) clinical trials representing the administration of more than 90,000 doses of this drug.

         Alferon N Injection(R) is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts. Alferon N Injection(R) is also in clinical development for treating West Nile Virus.

         Commercial sales of Alferon N Injection(R) were halted in April 2008 as the current expiration date of our finished goods inventory expired in March 2008. The FDA has declined to respond to our requests for an extension of the expiration date, therefore we consider the request to be denied. Since our testing of the product indicates that it is not impaired and could be safely utilized, the finished goods inventory of 2,745 Alferon N Injection(R) 5ml vials may be used to produce approximately 11,000,000 sachets of Low Dose Oral Alferon
(LDO) for future clinical trials.

         Production of Alferon N injection(R) from our work-in-progress inventory, which has an approximate expiration date of 2012, has been put on hold at this time due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen(R) NDA. Work on the Alferon N Injection(R) is expected to resume in mid-2009 under the condition that adequate funding is obtained, which means that we may not have any Alferon N Injection(R) product commercially available until 2010.

         We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ primarily designed to produce Alferon N Injection(R). In 2006, we completed the installation of a polymer production line to produce Ampligen(R) raw materials on a more reliable and consistent basis.

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

OUR PRODUCTS

         Our primary products consist of our experimental compound, Ampligen(R), our FDA approved natural interferon product, Alferon N Injection(R) and Alferon(R) LDO (low dose oral) our experimental liquid natural interferon for oral administration.

         Ampligen(R)

         Nucleic   acid   compounds   represent   a   potential   new  class  of
pharmaceutical products that are designed to act at the molecular level for treatment of human diseases. There are two forms of nucleic acids, DNA and RNA. DNA is a group of naturally occurring molecules found in chromosomes, the cell's genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell's behavior which regulates the action of groups of cells, including the cells which compromise the body's immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically-configured RNA. Our double-stranded RNA drug product, trademarked Ampligen(R), an experimental, unapproved drug, which is administered intravenously, is in human clinical development for various therapeutically oriented studies, including treatment for Myalgic Encephalomyelitis / Chronic Fatigue Syndrome ("ME/CFS"), HIV, renal cell carcinoma and malignant melanoma.

         Clinical trials already conducted by us include Ampligen(R) treatments of ME/CFS, Hepatitis B, HIV and cancer patients with renal cell carcinoma and malignant melanoma. Certain of these will require additional clinical trials to support regulatory approval.

         The FDA has approved the use of Ampligen(R) in treating ME/CFS on an emergency basis (i.e. those with immediate life threatening illnesses). This is known as a treatment IND, or Treatment Investigational New Drug. Furthermore, the FDA has granted Hemispherx Orphan Drug Status in the United States. Orphan drugs get seven years of market exclusivity upon FDA approval.

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

         The potential advantages of natural alpha interferon over recombinant (synthetic) interferon produced and marketed by other pharmaceutical firms may be based upon their respective molecular compositions. Natural alpha interferon is composed of a family of proteins containing many molecular species of interferon. In contrast, commercial recombinant alpha interferon each contain only a single species. Researchers have reported that the various species of interferons may have differing antiviral activity depending upon the type of virus. Natural alpha interferon presents a broad complement of species, which we believe may account for its higher activity in laboratory studies. Natural alpha interferon is also glycosylated (partially covered with sugar molecules). Such glycosylation is not present on the currently U.S. marketed recombinant alpha interferons. We believe that the absence of glycosylation may be, in part, responsible for the production of interferon-neutralizing antibodies seen in patients treated with recombinant alpha interferon. Although cell culture-derived interferon is also composed of multiple glycosylated alpha interferon species, the types and relative quantity of these species are different from our natural alpha interferon.

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

         Alferon N Injection(R) [Interferon alfa-n3] (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multi-species alpha interferon product. There are essentially no antibodies observed against natural interferon to date and the product has a relatively low side-effect profile. Alferon(R) is the only natural-source, multi-species alpha interferon currently sold in the U.S.

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

         Alferon(R) Low Dose Oral (LDO)

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

         We have conducted clinical trials as part of an evaluation of the experimental bio-therapeutic Alferon(R) LDO (Low Dose Oral Interferon Alfa-n3 (Human Leukocyte Derived)) as a potential new experimental therapy for Avian Flu and other lethal viral diseases, which have high acute death rates. Clinical trials in human volunteers (conducted in both the US at Drexel University,

Philadelphia and in Hong Kong at the Princess Margaret Hospital) were designed to determine whether Alferon(R) N, delivered in a new, experimental oral drug delivery format, can resuscitate the broad-spectrum antiviral and immunostimulatory genes. These human genes are shut down by acute lethal viral infections such as HIV, avian flu and smallpox. The results of this study are being evaluated.

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

         The bioactive 2-5A molecules can be degraded by various hydrolytic enzymes, resulting in a short half life. Analogues of these bioactive 2-5As, termed Oragen RNA compounds, have been produced to increase stability and maintain or increase biological activity without demonstrable toxicity. Additional pre-clinical tests will need to be conducted prior to pursuing clinical trials.

PATENTS

         We have over 50 patents worldwide with approximately 30 additional pending patent applications pending comprising our intellectual property. In 2006, we obtained the global patent rights for a compound that enhances DNA vaccination by the efficient intracellular delivery of immunogenic DNA (i.e.- DNA that can produce antigenic proteins that simulate an acute viral infection with a resultant humoral and cell-mediated immune response). Please see "Note 5:
Patents, Trademark Rights and Other Intangibles" under Notes To Consolidated Financial Statements for more information on these patents.

         We continually review our patents rights to determine whether they have continuing value. Such review includes an analysis of the patent's ultimate revenue and profitability potential. In addition, management's review addresses whether each patent continues to fit into our strategic business plans for Ampligen(R), Alferon(R) N and other intellectual property.

         Our experimental compounds, which have yet to be determined "safe and effective" by regulatory authorities, are accordingly only available legally in certain authorized trials and tests; in vitro (outside the body) tests are also not necessarily indicative of any evidence of clinical benefits or advantages. But the current focus of Hemispherx is on Ampligen(R) as a treatment for ME/CFS.

         The main U.S. ME/CFS treatment patent (#6130206) expires October 10, 2017. Our main patents covering HIV treatment (#4820696, #5063209, and #5091374) expired on April 11, 2006, November 5, 2008, and February 25, 2009, respectively; Hepatitis treatment coverage is conveyed by U.S. patent #5593973 which expires on January 14, 2014. The U.S. Ampligen(R) Trademark (#1,515,099) expired on December 6, 2008 and we are in the renewal process for an additional 10 years of patent protection. The FDA has granted us "orphan drug status" for our nucleic acid-derived therapeutics for ME/CFS, HIV/AIDS, and renal cell carcinoma and malignant melanoma. Orphan drug status grants us protection against competition for a period of seven years following FDA approval, as well as certain federal tax incentives, and other regulatory benefits. The HIV/AIDS indication will be covered under the marketing protection provided by the orphan drug designation for using Ampligen(R) to treat HIV/AIDS.

         The U.S. Alferon(R) Patents expire February 10, 2012 (5,503,828 and 5,676,942) and December 22, 2017 (5,989,441).

RESEARCH AND DEVELOPMENT ("R&D")

         Our focus is on developing drugs for use in treating viral and immune based chronic disorders and diseases such as ME/CFS, HIV, HPV, SARS and West Nile Virus. Due to limited capital resources, our current R&D projects are only targeting treatment therapies for ME/CFS and other viral diseases, i.e.; Avian/Seasonal Influenza.

         Myalgic Encephalomyelitis/Chronic Fatigue Syndrome ("ME/CFS")

         Chronic Fatigue Syndrome ("CFS"), also known as Chronic Immune Dysfunction Syndrome ("CFIDS") and, myalgic encephalomyelitis ("ME") is a serious and debilitating chronic illness and a major public health problem. Long misunderstood, under-recognized, and under-diagnosed, ME/CFS is now recognized by both the government and private sector as a major health problem, including the National Institutes of Health, U.S. Centers for Disease Control and Prevention ("CDC"), FDA and Social Security Administration, recognizes ME/CFS as one of the most common chronic illnesses of our time. The CDC listed ME/CFS as a priority disease, causing severe health and financial problems for the patients, their family, and the community. ME/CFS is endemic in the population, but occasionally seen in clusters suggesting an infectious basis. A variety of immunological, endocrine, autonomic nervous system, and metabolic abnormalities have been documented.

         CDC Director Dr. Julie Gerberding has stated that "The CDC considers Chronic Fatigue Syndrome to be a significant public health concern and we are committed to research that will lead to earlier diagnosis and better treatment of the illness." A variety of studies by the CDC and others have shown that between 1 and 4 million Americans suffer from CFS. While those with the disease are seriously impaired and at least a quarter are unemployed or on disability because of CFS, only about half have consulted a physician for their illness. Equally important, about 40% of people in the general population who report symptoms of ME/CFS have a serious, treatable, previously unrecognized medical or psychiatric condition (such as diabetes, thyroid disease, substance abuse). ME/CFS is a serious illness and poses a dilemma for patients, their families and health care providers.

         The CDC has launched a national public education and awareness campaign on CFS. The campaign, called "Get Informed. Get Diagnosed. Get Help." is designed to increase awareness among clinicians and the public because 80 percent of Americans afflicted with CFS illness may not know they have it. The campaign provides the latest information regarding the diagnosis and treatment of CFS along with national print and broadcast advertising designed to raise awareness of the disease among patients and clinicians. A CDC sponsored website at www.cdc.gov/cfs provides easy to understand, downloadable educational tools for patients, their families and health care professionals.

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

         Many severe ME/CFS patients become completely disabled or totally bedridden and are afflicted with severe pain and mental confusion even at rest. ME/CFS is characterized by incapacitating fatigue with profound exhaustion and extremely poor stamina, sleep difficulties and problems with concentration and short-term memory. It is also accompanied by flu-like symptoms, pain in the joints and muscles, tender lymph nodes, sore throat and new headaches. A distinctive characteristic of the illness is a worsening of symptoms following physical or mental exertion which do not subside with rest.

         Because no cause for ME/CFS has been identified, current treatment programs are directed at relieving symptoms, with the goal of the patient regaining some level of function and well-being. Diagnosis of ME/CFS is a time-consuming and challenging process for which there is no diagnostic test or biomarker to clearly identify the disorder. Diagnosis is primarily arrived at by taking a patient's medical history, completing a physical exam and lab tests to rule out other conditions excluding other illnesses with similar symptoms and comparing a patient's symptoms with the case definition. Overlapping symptoms can occur with several diseases, such as fibromyalgia, Gulf War Illnesses and multiple chemical sensitivities. Many diseases have similar symptoms including Lupus and Lyme disease which may closely mimic ME/CFS that they need to be considered when making a diagnosis to rule them out. If there are no abnormal test results or other physical ailments identified, clinicians can use standardized tests to quantify the level of fatigue and evaluate symptoms. Diagnosis can be complicated by the fact that the symptoms and severity of CFS vary considerably from patient to patient.

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

         Other Viral Diseases

         We are actively engaged in broad-based experimental studies assessing the efficacy of our products, Ampligen(R), Alferon N Injection(R) and Alferon(R) LDO against influenza viruses as an adjuvant and/or single agent antiviral with the National Institute of Infectious Disease in Tokyo, St. Vincent's Hospital Clinical Trial Centre in Australia and various research affiliates of the National Institutes of Health in the United States.

         In September 2007, Japan's National Institute of Infectious Disease ("JNIID") initiated research on the co-administration of JNIID's HIV-1 vaccine with our experimental TLR3 agonist, Ampligen(R). Activation of TLR3 by Ampligen(R) triggers a host defense innate immune response in the cell. This research is the result of earlier studies suggesting a potential role for Ampligen(R) in boosting responses to certain vaccines designed to combat avian influenza (Bird Flu) as well as seasonal influenza viruses. The objective of this research is to determine if Ampligen(R) can overcome the historical problem which has handicapped HIV/AIDS vaccine development, namely marginal immune response which undermines the potential of long-lasting protection. Ampligen(R) will be combined with HIV/AIDS recombinant protein and administered via an intranasal route.

         In 2007 JNIID published in two peer reviewed journals, the results of their studies to evaluate the ability of current seasonal influenza vaccine to confer cross-protection against highly pathogenic H5N1 influenza (Bird Flu) virus in mice. These studies indicate that, as a vaccine enhancer co-administered with their seasonal trivalent influenza vaccine, Ampligen(R) helps induce a protective effect against H5N1 influenza viruses. As such, Ampligen(R) as a toll-like receptor 3 agonist may aid in overcoming the problems protecting against mutated strains of the H5N1 virus and of limited supplies of H5N1 virus vaccines. Additional studies to support this conclusion are being planned.

         In April 2007, Japan's Ministry of Health, Labor and Welfare (MHLW) issued authorization to its National Institute of Infectious Diseases approving their budget to advance studies indicating that an H5N1 influenza vaccine co-administered intranasally with Hemispherx's experimental therapeutic, Ampligen(R), protected against mutated strains of the virus and, further that, the seasonal trivalent influenza vaccine co-administered intranasally with Ampligen(R) maintained efficacy even when challenged with the H5N1 influenza virus.

         In June  2007,  we  initiated  a  clinical  trial  in  Australia  using
Ampligen(R) in combination with seasonal flu vaccine. This open-label study (Phase IIa) utilizing Ampligen(R) (Poly I: Poly C12U) as a potential immune-enhancer was conducted in Australia with thirty-eight subjects age 60 or greater with the standard trivalent seasonal influenza vaccines. Ampligen(R) was administered subcutaneously. Elderly subjects typically have reduced immune responses relative to younger populations. The combinational treatment was generally well-tolerated. Serologic studies to evaluate the magnitude and spectrum of immune response are pending and are expected by mid-2009; however, only certain labs are qualified to conduct these tests and during the course of the clinical testing, one of these testing labs changed ownership. We are in the process of determining that the methodology remained validated and consistent with the pilot results obtained about a year earlier with a smaller group consisting of the first 8 enrolled subjects.

         The CDC reports that in 2007 the number of mosquito-borne West Nile Virus ("WNV") infections in the United States were "up sharply" over the same period in 2006. This increased infection rate has accelerated the enrollment of patients in the Phase IIb clinical trial using Alferon(R) N to treat WNV patients. In lab studies, Alferon(R) N, a natural cocktail of eight alpha-interferons, shows synergistic effects (up to 100 fold over recombinant interferons) against pathogens such as WNV. The Phase IIb clinical trial is a double-blinded, randomized, multi-center program under the direction of Cornell University and Weill Cornell Medical College/New York Hospital.

         Our direct Research and Development cost was $5,800,000 in 2008, $10,444,000 in 2007 and $10,127,000 in 2006. Most of these expenditures relate to the development of our experimental drug, Ampligen(R). The costs in 2006 and 2007 reflect the costs of producing Ampligen(R) raw materials (polymers) and Ampligen(R) doses for use in stability and validation testing, including the costs of preparing the NDA for filing with the FDA.

MANUFACTURING

         We have a Supply Agreement with Hollister-Stier Laboratories LLC ("Hollister-Stier") of Spokane, Washington related to the manufacture of Ampligen(R) for a five year term ending in 2010. Pursuant to the agreement, we supply the key raw materials and Hollister-Stier formulates and bottles Ampligen(R). Hollister-Stier has completed five (5) pilot manufacturing runs of Ampligen(R) for stability testing with one additional manufacturing run which was completed mid-March 2007. The first three pilot runs were completed in January 2006 utilizing polymer/raw material from Ribotech (our previous supplier of raw material). A six month accelerated stability data on these three lots support a two year expiration period to 2011. Having successfully completed these manufacturing runs, the scale up of Ampligen(R) manufacturing to commercial batch size and the validation of the manufacturing at Hollister-Stier was initiated. We are currently using these three process validation lots in stability studies to monitor and confirm the product quality and stability.

         Alferon N Injection(R), the purified drug concentrate utilized in the formulation of Alferon N Injection(R), was manufactured in our New Brunswick, New Jersey facility and was formulated and packaged at a production facility formerly owned and operated by Abbott Laboratories located in Kansas. Abbott Laboratories sold the facility to Hospira. Hospira ceased the labeling and packaging of Alferon N Injection(R) as they sought larger production runs for cost efficiency purposes. On February 8, 2006, we executed a Manufacturing and Safety Agreement with Hyaluron, Inc. ("Hyaluron") of Burlington, Massachusetts, for the formulation, packaging and labeling of Alferon N Injection(R). Pursuant to the Agreement, we will supply raw materials in sufficient quantity and provide any pertinent information to the project. Hyaluron is in the process of preparing their facility to produce Alferon N Injection(R). At this time we are in the process of scheduling additional production runs in 2010.

MARKETING/DISTRIBUTION

         Our marketing strategy for Ampligen(R) reflects the differing health care systems around the world, and the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. In the

U.S., we expect that, subject to receipt of regulatory approval, Ampligen(R) may be utilized in four medical arenas: physicians' offices, clinics, hospitals and the home treatment setting. We are in the process of developing pre-launch and launch driven marketing plans focusing on those audience development, medical support and payor reimbursement initiatives which will facilitate product acceptance and utilization at the time of regulatory approval. Similarly, we are developing distribution scenarios for the Specialty Pharmacy/Infusion channel which will insure market access, offer 3PL (third party logistics) capabilities and provide the requisite risk management control mechanisms. It is our intent to utilize third party service providers to execute elements of both the marketing/sales and distribution plans. We currently plan to utilize a small group of Managed Market account managers to introduce the product to payor, employer and government account audiences. We believe that this approach will establish a market presence and facilitate the generation of revenue without incurring the substantial costs associated with a traditional sales force. Furthermore, management believes that the approach will enable us to retain many options for future marketing strategies.

         For example, our commercialization strategy for Ampligen(R)-CFS may include licensing/co-marketing agreements utilizing the resources and capacities of a strategic partner(s). We are currently seeking worldwide marketing partner(s), with the goal of having a relationship in place before approval is obtained. In parallel to partnering discussions, appropriate pre-marketing activities will be undertaken. We intend to control manufacturing of Ampligen on a world-wide basis.

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

         In 2007, we had executed a marketing strategy for Alferon N Injection(R) by relaunching the product via a collaborative marketing initiative between Hemispherx and Armada Healthcare, a Specialty Pharmacy network encompassing specialty pharmacists, pharmacies, distributors and targeted physician specialists. This effort was intended to direct our efforts in the most appropriate and productive market fully exposing our product in the indicated market. This initiative had a positive impact on Alferon(R) revenues in 2007 by focusing on direct, non-personal selling efforts to targeted physician audiences. It was our intent to promote Alferon to those dermatologists, OB GYNs and Family practice/IMs who are involved in the treatment of patients with refractory or recurring external genital warts and who currently utilize both injectable interferons as well as topical therapeutic agents. This marketing initiative has been put on hold due to lack of commercially marketable product. We expect to reactivate Alferon(R) N production and the marketing program in 2010.

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

         The major pharmaceutical competitors with biotech capabilities/vaccine franchises include Pfizer, GSK, Wyeth, Merck, Novartis, Gilead Pharmaceutical, and Schering-Plough Corp. Biotech competitors include AVANT Immunotherapeutics, AVI Biopharma and GENTA. When we recommence sales of Alferon N Injection(R), it will again compete with a product produced by Schering for treating genital warts. 3M Pharmaceutical also markets its immune response modifier product, Aldera, for the treatment of genital and perianal warts. We believe the approval and marketing of this product is the main reason that past sales of Alferon N Injection(R) have not met our expectations since acquisition. In November 2006, the botanical drug, Veregen (marketed by Bradley Pharmaceuticals) was also approved for the topical treatment of genital and perianal warts. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than Alferon N Injection(R). Our wholesale price on a per unit basis of Alferon N Injection(R) is higher than that of the competitive recombinant alpha and beta interferon products.

GOVERNMENT REGULATION

         Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of Alferon(R) N products and our ongoing research and product development activities. Ampligen(R) and the products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, new drug products for humans are subject to rigorous preclinical and clinical testing as a condition for clearance by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has, and will continue to require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by us and our ability to receive product or royalty revenue. We have received orphan drug designation for certain therapeutic indications, which might, under certain conditions, accelerate the process of drug commercialization. Alferon N Injection(R) is only approved for use in intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection(R) for other applications requires regulatory approval.

         We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. The laboratory and production facility in New Brunswick, New Jersey is approved for the manufacture of Alferon N Injection(R) and we believe it is in substantial compliance with all material regulations. However, we cannot give assurances that facilities owned and operated by third parties that are utilized in the manufacture of our products, are in substantial compliance, or if presently in substantial compliance, will remain so.

RESEARCH, CONSULTING, LICENSING AND SUPPLY AGREEMENTS

        Please see "Note 10: Research, Consulting and Supply Agreements" under Notes to Consolidated Financial Statements.

HUMAN RESOURCES

         As of March 3, 2009, we had 46 personnel consisting of 32 full time employees and 14 regulatory/research medical personnel on a part-time basis. Part time personnel are paid on a per diem or monthly basis. 27 personnel are engaged in our research, development, clinical, and manufacturing effort. 19 of our personnel perform regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees and we believe our relationship with our employees is good.

         While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.

SCIENTIFIC ADVISORY BOARD

         Our Scientific Advisory Board presently consists of two individuals who we believe have particular scientific and medical expertise in Virology, Cancer, Immunology, Biochemistry and related fields. Dr. James Rahal of New York Hospital Queens and Prof. Luc Montagnier from the Pasteur/World AIDS Research & Prevention advise us about current and long term scientific planning including research and development. This Board was originally made up of four medical scientists of which one resigned due to conflict of interest and one resigned for personal reasons. The Scientific Advisory Board conducts periodic meetings as needed by the clinical studies in progress by us. No Scientific Advisory Board meetings were held in 2008 primarily due to fewer active scientific projects. However, individual Scientific Advisory Board Members sometimes consult with and meet informally with our employees. Members of the Scientific Advisory are employed by others and may have commitments to and/or consulting agreements with other entities, including our potential competitors.


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

         Our products, including Ampligen(R), are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch ("HPB") of Canada, and the Agency for the Evaluation of Medicinal Products ("EMEA") in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen(R) or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen(R) will ultimately be demonstrated to be safe or efficacious. In addition, while Ampligen(R) is authorized for use in clinical trials including a cost recovery program in the United States and Europe, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials.

         We filed an NDA with the FDA for treatment of CFS on October 10, 2007. On December 5, 2007 we received an RTF letter from the FDA as our NDA filing was deemed "not substantially complete". We responded to the FDA's concerns by filing amendments to our NDA on April 25, 2008. These amendments should allow the FDA reviewers to better evaluate independently the statistical efficacy/safety conclusions of our NDA for the use of Ampligen(R) in treating CFS. On July 7, 2008 the FDA accepted our NDA filing for review. However, there are no assurances that upon review of the NDA that it will be approved by the FDA. On February 18, 2009, we were notified by the FDA that the originally scheduled Prescription Drug User Fee Act ("PDUFA") date of February 25, 2009 has been extended to May 25, 2009. For more information on our NDA, please see "Note 19: Subsequent Events" under Notes to Consolidated Financial Statements.

         If Ampligen(R) or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

We may continue to incur substantial losses and our future profitability is uncertain.

         We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen(R), approved. As of December 31, 2008, our accumulated deficit was approximately $197,409,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

         The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2008, we had approximately $6,119,000 in cash and cash equivalents and short-term investments. Given the harsh economic conditions, we have reviewed every aspect of our operations for cost and spending reductions to assure the long term survival of our Company while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen(R) and securing a strategic partner (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources"). Based on these actions, we anticipate, but cannot assure, that these funds will be sufficient to meet our operating cash requirements for the next 16 months.

         We have in place two potential sources of financing: 1) a Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion") pursuant to which we have the right to sell shares of our Common Stock to Fusion (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Equity Financing); and 2) a Standby Financing Agreement with certain of our executives, directors and strategic consultants (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Standby Financing Agreement"). However, Fusion cannot purchase any shares of our common stock pursuant to the Purchase Agreement if the price of our common stock has three trading days with an average value below $0.40 over the prior twelve trading days. For the past few months, with limited exceptions, the price of our common stock has been below $0.40, thereby adversely affecting our ability to exercise the Fusion financing.

         Assuming no material financing from the sale of securities to Fusion, financing under the Standby Financing Agreement is not sufficient and if we are unable to commercialize and sell Ampligen(R) and/or increase sales of Alferon N Injection(R) or our other products, we will need to secure other sources of funding through additional equity or debt financing or from other sources in order to satisfy our working capital needs and to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. In this regard we previously registered $50,000,000 worth of our securities in a universal shelf registration statement, none of which has been designated or issued. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products or continue our operations.

Our Alferon N Injection(R) Commercial Sales have halted due to lack of finished goods inventory.

         Our finished goods inventory of Alferon N Injection(R) reached it's expiration date in March 2008. As a result, we have no product to sell at this time. The FDA has declined to respond to our requests for an extension of the expiration date, therefore we consider the request to be denied. Since our testing of the product indicates that it is not impaired and could be safely utilized, the finished goods inventory of 2,745 Alferon N Injection(R) 5ml vials may be used to produce approximately 11,000,000 sachets of Low Dose Oral Alferon
(LDO) for future clinical trials.

         Production of Alferon N Injection(R) from our work-in-progress inventory, which has an approximate expiration date of 2012, has been put on hold at this time due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen(R) NDA. Work on the Alferon N Injection(R) is expected to resume in mid-2009 under the condition that adequate funding is obtained, which means that we may not have any Alferon N Injection(R) product commercially available until 2010.

         In 2007, we averaged Alferon N Injection(R) sales of approximately $77,000 per month. However with no FDA approval to extend the expiration date of our finished good inventory, we will no longer receive these monthly revenues.

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

         Ampligen(R) continues to undergo pre-clinical testing for possible treatment of avian flu. Although preliminary in vitro testing indicates that Ampligen(R) enhances the effectiveness of different drug combinations on avian flu, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment. No assurance can be given that similar results will be observed in clinical trials. Use of Ampligen(R) in the treatment of avian flu requires prior regulatory approval. Only the FDA can determine whether a drug is safe, effective or promising for treating a specific application. As discussed in the prior risk factor, obtaining regulatory approvals is a rigorous and lengthy process.

         In addition, Ampligen(R) is currently being tested on strains of avian influenza virus. There are a number of strains and strains mutate. No assurance can be given that Ampligen(R) will be effective on any strains that might infect humans.

We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

         We need to preserve and acquire enforceable patents covering the use of Ampligen(R) for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen(R) for such disease. We obtained all rights to Alferon N Injection(R), and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our experimental drug, Ampligen(R), which is carried out according to standard operating procedure manuals. We also have been issued patents on the use of Ampligen(R) in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen(R) in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen(R) as a sole treatment for any of the cancers, which we have sought to target. With regard to Alferon N Injection(R), we have acquired from ISI its patents for natural alpha interferon produced from human peripheral blood leukocytes and its production process and we have filed a patent application for the use of Alferon(R) LDO in treating viral diseases including avian influenza. We cannot assure that our competitors will not seek and obtain patents regarding the use of similar products in combination with various other agents, for a particular target indication prior to our doing such. If we cannot protect our patents covering the use of our products for a particular disease, or obtain additional patents, we may not be able to successfully market our products.

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

         Our commercialization strategy for Ampligen(R)-CFS may include licensing/co-marketing agreements utilizing the resources and capacities of a strategic partner(s). We are currently seeking worldwide marketing partner(s), with the goal of having a relationship in place before approval is obtained. In parallel to partnering discussions, appropriate pre-marketing activities will be undertaken. We intend to control manufacturing of Ampligen on a world-wide basis.

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

         There are a limited number of manufacturers in the United States available to provide the polymers for use in manufacturing Ampligen(R). At present, we do not have any agreements with third parties for the supply of any of these polymers. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen(R) polymers from raw materials in order to obtain polymers on a more consistent manufacturing basis.

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

         Ampligen(R) has been only produced in limited quantities for use in our clinical trials and we are dependent upon a third party supplier for substantially all of the production process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us. Also to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct commercial-scale manufacturing. We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to current Good Manufacturing Practices ("cGMP") regulations. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs. Please refer to the Risk Factor "Our Alferon N Injection(R) commercial sales have halted due to lack of finished goods inventory."

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

         ALFERON N Injection(R). Our competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Alferon N Injection(R) currently competes with Schering's injectable recombinant alpha interferon product (INTRON(R) A) for the treatment of genital warts. 3M Pharmaceuticals also offer competition from its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of external genital and perianal warts. In addition, Medigene has FDA approval for a self-administered ointment, VeregenTM, which is indicated for the topical treatment of external genital and perianal warts. Alferon N Injection(R) also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of Alferon N Injection(R). If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. There can be no assurance that, if we are able to obtain regulatory approval of Alferon N Injection(R) for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than Alferon N Injection(R). Currently, our wholesale price on a per unit basis of Alferon N Injection(R) is higher than that of the competitive recombinant alpha and beta interferon products.

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

         Ampligen(R). We believe that Ampligen(R) has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15-20% of patients treated in our various studies. This reaction is occasionally accompanied by a rapid heart beat, a tightness of the chest, urticaria (swelling of the skin), anxiety, shortness of breath, subjective reports of "feeling hot", sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by reducing the rate of infusion. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, asthma, low blood pressure, photophobia, rash, transient visual disturbances, slow or irregular heart rate, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months. One or more of the potential side effects might deter usage of Ampligen(R) in certain clinical situations and therefore, could adversely affect potential revenues and physician/patient acceptability of our product.

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

We may be subject to product liability claims from the use of Ampligen(R), Alferon N Injection(R), or other of our products which could negatively affect our future operations. We have temporarily discontinued product liability insurance.

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

         On November 28, 2008, as we disclosed in an 8-K, we suspended product liability insurance for Alferon(R) N and Ampligen(R) until we receive regulatory clearance for Ampligen(R). We now require third parties to indemnify us in conjunction with all overseas emergency sales of Ampligen(R) and Alferon(R) LDO. We concluded that years of successfully addressing the limited number of product liability claims filed against Ampligen(R) and Alferon(R) LDO, combined with the mandatory patient waivers completed as an element of clinical trials and lack of any commercial sales since April 2008, that temporarily discontinuing the liability insurance was an acceptable risk given our financial condition and need to conserve cash.

         Currently, without product liability coverage for Ampligen(R) and Alferon(R) LDO, a claim against the products could have a materially adverse effect on our business and financial condition.

The loss of services of key personnel including Dr. William A. Carter could hurt our chances for success.

         Our success is dependent on the continued efforts of our staff, especially certain doctors and researchers along with the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen(R), and his knowledge of our overall activities, including patents and clinical trials. As a result of our implementation of the Employee Wage Or Hours Reduction Program, our staff has agreed to take a portion of their compensation in shares of our Common Stock. While we believe that our employees are dedicated to us and while we have incentivised them to remain with us through the establishment of a Bonus Pool that would award them money in the event that the FDA approves our NDA for Ampligen(R), we cannot assure that they will remain with us. For information on the Employee Wage Or Hours Reduction Program and the Bonus Pool, please see "Item 11. Executive Compensation; Compensation Discussion and Analysis; Elements of Executive Compensation; Other Compensation." The loss of the services of personnel key to our operations or Dr. Carter could have a material adverse effect on our operations and chances for success. As a cash conservation measure, we have elected to discontinue the key man life insurance in the amount of $2,000,000 on the life of Dr. Carter until we receive regulatory clearance for Ampligen(R). An employment agreement continues to exist with Dr. Carter that, as amended, runs until December 31, 2010. However, Dr. Carter has the right to terminate his employment upon not less than 30 days prior written notice. The loss of Dr. Carter or other personnel or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

     o  new accounting standards;

     o  overall investment market fluctuation; and

     o  occurrence of any of the risks described in these "Risk Factors."

         Our common stock is listed for quotation on the NYSE Alternext US (formerly, the American Stock Exchange). For the 12-month period ended December 31, 2008, the price of our common stock has ranged from $0.25 to $1.20 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

         In connection with entering into the Purchase Agreement with Fusion Capital Fund II, LLC ("Fusion")in August 2008, we registered 21,300,000 shares in the aggregate, consisting of 20,000,000 shares which we may sell to Fusion and 1,300,000 shares we have issued or may issue to Fusion as Commitment Shares. The number of shares ultimately offered for sale by Fusion is dependent upon the number of shares purchased by Fusion under the agreement. The purchase price for the common stock to be sold to Fusion pursuant to the Purchase Agreement will fluctuate based on the price of our common stock. Under the rules of the NYSE
Alternext US, we may not issue more than 14,823,651 shares (19.99% of our outstanding shares as of July 2, 2008, the date of the purchase agreement) without first obtaining the approval of stockholders. In November 2008, we received stockholder approval to issue the additional 6,476,349 shares. It is anticipated that shares registered could be sold over a period of up to 25 months after the registration statement is declared effective. Depending upon market liquidity at the time, a sale of shares by Fusion at any given time could cause the trading price of our common stock to decline. Fusion may ultimately purchase all, some or none of the 20,000,000 shares of common stock to be registered but not yet issued. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales to Fusion by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Fusion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion and the agreement may be terminated by us at any time at our discretion without any cost to us.

         In addition to the 21,300,000 shares registered for Fusion, we have previously registered 135% of 3,615,514 shares issuable upon exercise of Warrants related to our former convertible debentures and 14,442,294 shares issuable upon exercise of certain other warrants. To the extent the exercise price of the warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the conversion price and exercise price of these securities are adjusted pursuant to anti-dilution protection, the securities could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. In this regard we previously registered $50,000,000 worth of our securities in a universal shelf registration statement, none of which has been designated or issued. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock.

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

         Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 7.7% of our common stock, the Plan's threshold will be 20%, instead of 15%. The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

Special Note Regarding Forward Looking Statements

         Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Our research in clinical efforts may continue for the next several years and we may continue to incur losses due to clinical costs incurred in the development of Ampligen(R) for commercial application. Possible losses may fluctuate from quarter to quarter as a result of differences in the timing of significant expenses incurred and receipt of licensing fees and/or cost recovery treatment revenues in Europe, Canada and the United States.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2.  Properties.

         We currently lease our headquarters located in Philadelphia, Pennsylvania consisting of a suite of offices of approximately 9,000 square feet. We also currently own, occupy and use our New Brunswick, New Jersey laboratory and production facility that we acquired from ISI. These facilities consist of two buildings located on 2.8 acres. One building is a two story facility consisting of a total of 31,300 square feet. This facility contains offices, laboratories, production space and shipping and receiving areas. It is also contains space designated for research and development, our pharmacy, packaging, quality assurance and quality control laboratories. Building Two has 11,670 square feet consisting of offices, laboratories and warehouse space. The property has parking space for approximately 100 vehicles.

ITEM 3.  Legal Proceedings.

         Please see "Note 15 - Contingencies" under Notes to Consolidated Financial Statements.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders initially held on September 17, 2008, was adjourned to October 17, 2008 and then November 11, 2008. The adjournments were due to an inability to obtain a quorum. Our Board of Directors amended our By-Laws to reduce the quorum solely for this meeting from a majority to 44% in voting power of the outstanding shares of stock entitled to vote at the meeting. At the meeting, stockholders approved the following:

Election of Directors:

Nominees                               For                    Withheld

William A. Carter                   31,762,316               4,959,791
Richard C. Piani                    31,912,275               4,809,832
William M. Mitchell                 31,918,799               4,803,308
Iraj-Eqhbal Kiani, Ph.D.            31,730,192               4,991,915
Thomas K. Equels                    32,524,699               4,197,408

Ratification of the appointment of McGladrey & Pullen, LLP as our independent accountants:

For:  35,911,303  Against:  845,300 Abstain:  117,733.

Approval of the issuance of our Common  Stock to comply with AMEX Company  Guide
Section 713 (Shares voted for excluding 650,000 shares owned by Fusion Capital Fund II, LLC):

For: 12,089,859   Against: 1,355,887        Abstain: 103,215
Broker non-votes: 22,675,375.

Total shares voted: 36,874,336 out of 74,805,334 eligible to vote.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         In 2008, we issued shares of common stock consisting of 1) 2,677,640 shares in payment to vendors and consultants for services rendered; 2) 1,211,122 shares issued pursuant to the 2008 Purchase Agreement with Fusion; and 3) 339,636 shares to our Directors pursuant to our Directors' Compensation Program. In addition, in February 2009, we issued an aggregate of 982,392 warrants with an expiration period of ten years and exercise price of $0.51 per share to Dr. Carter and Mr. Equels, pursuant to the terms of the Standby Financing Agreement.

         The foregoing issuances of securities were private transactions and exempt from registration under section 4(2) of the Securities Act and/or regulation D rule 506 promulgated under the Securities Act.

         Since October 1997 our common stock has been listed and traded on the NYSE Alternext US (formerly, the American Stock Exchange) under the symbol HEB. The following table sets forth the high and low list prices for our Common Stock for the last two fiscal years as reported by the NYSE Alternext US. Such prices reflect inter-dealer prices, without retail markup, markdowns or commissions and may not necessarily represent actual transactions.

COMMON STOCK                                    High                  Low
                                                ----                  ---
Time Period:
------------
January 1, 2008 through March 31, 2008         0.89                  0.59
April 1, 2008 through June 30, 2008            1.00                  0.62
July 1, 2008 through September 30, 2008        1.20                  0.25
October 1, 2008 through December 31, 2008      0.70                  0.25

January 1, 2007 through March 31, 2007         2.49                  1.60
April 1, 2007 through June 30, 2007            1.82                  1.24
July 1, 2007 through September 30, 2007        1.79                  1.06
October 1, 2007 through December 31, 2007      2.08                  0.53

         As of March 3, 2009, there were approximately 233 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

         On March 3, 2009, the last sale price for our common stock on the NYSE Alternext US (formerly, the American Stock Exchange) was $0.41 per share.

         We have not paid any cash dividends on our Common Stock in recent years. It is management's intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of our business.

         The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2008.



                                                                                    Number of securities
                                                                                    Remaining available for
                                                                Weighted-average    future issuance under
                                       Number of Securities to  Exercise price of   equity compensation
                                       be issued upon exercise  Outstanding         plans(excluding
                                       of outstanding options,  options, warrants   securities reflected in
Plan Category                          warrants and rights      and rights          column (a))
-------------                          ------------------       ----------          -----------

                                               (a)                     (b)                   (c)

Equity compensation plans approved by
security holders:                        9,021,818                  $2.54             3,932,894

Equity compensation plans not
approved by security holders:            5,266,187                  $3.12
                                        ----------                  -----
Total                                   14,288,005                  $2.75             3,932,894
                                        ==========                  =====             =========



Performance Graph

                                           Total Return To Shareholders
                                       (Includes reinvestment of dividends)

                                                     ANNUAL RETURN PERCENTAGE
                                                             Years Ending

Company Name / Index                                          Dec 04      Dec 05      Dec 06      Dec 07     Dec 08
---------------------------------------------- ---------- ----------- ----------- ----------- ----------- ----------
Hemispherx Biopharma, Inc.                                    -15.93       14.21        1.38      -65.45     -52.63
S&P SmallCap 600 Index                                         22.65        7.68       15.12       -0.30     -31.07
Peer Group                                                    -40.46        0.20       24.05      -25.81     -74.85

                                                                               INDEXED RETURNS
                                                 Base                           Years Ending
                                                Period
Company Name / Index                            Dec 03        Dec 04      Dec 05      Dec 06      Dec 07     Dec 08
---------------------------------------------- ---------- ----------- ----------- ----------- ----------- ----------
Hemispherx Biopharma, Inc.                        100          84.07       96.02       97.35       33.63      15.93
S&P SmallCap 600 Index                            100         122.65      132.07      152.04      151.59     104.48
Peer Group                                        100          59.54       59.66       74.00       54.91      13.81

Peer Group Companies
---------------------------------------------- ---------- ----------- ----------- ----------- ----------- ----------
AVI BIOPHARMA INC
CYTRX CORP.
GENVEC INC.
OXIGENE INC.


[GRAPHIC OMITTED][GRAPHIC OMITTED]

ITEM 6. Selected Financial Data (in thousands except for share and per share data).

         The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five year period ended December 31, 2008 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.



Year Ended
December 31                            2004             2005              2006             2007              2008
-----------                            ----             ----              ----             ----              ----

Statement of       Operations
Data:
Revenues and License fee Income       $1,229           $1,083              $933           $1,059              $265

Total Costs and Expenses(1)           12,118           10,998            19,627           20,348            13,076

Interest Expense and Financing
Costs(2)                               5,674            3,121             1,259              396                 -

Net loss                             (16,887)         (12,446)          (19,399)         (18,139)          (12,219)

Deemed Dividend                       (4,031)               -                 -                -                  -

Net loss
applicable to common stockholders    (20,918)         (12,446)          (19,399)         (18,139)          (12,219)

Basic and diluted net loss per
share                                 (0.46)           (0.24)            (0.31)           (0.25)             (0.16)


Shares used in computing basic
and diluted net loss per share     45,177,862       51,475,192        61,815,358       71,839,782        75,142,075

Balance Sheet Data:

Working Capital                      $ 13,934         $ 16,353           $16,559          $14,412            $5,646

Total Assets                           25,293           24,654            31,431           23,142            13,211

Debt, net of discount(3)                4,312            4,171             3,871                -                 -

Stockholders' Equity                   19,443           18,627            24,751           20,955            11,544

Cash Flow Data:

Cash used in operatin
activities                           $ (7,240)       $ (7,231)          $(13,747)        $(15,112)         $(9,358)

Capital expenditures                     (150)         (1,002)            (1,351)            (212)             (73)

(1) General and Administrative expenses include stock compensation expense of $2,000, $391, $2,483, $2,291 and $573 for the years ended December 31,
       2004, 2005, 2006, 2007 and 2008, respectively.

(2) For information concerning our financing see Note 7 to our consolidated financial statements for the year ended December 31, 2008 contained herein.

(3) In accounting for the January 26, 2004 and July 13, 2004 issuances of 6% Senior Convertible Debentures in the principal amounts of $4,000, and $2,000, respectively, and related embedded conversion features and warrant issuances, we recorded debt discounts which, in effect, reduced the carrying value of the debt.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2008. This information should be read in conjunction with Item 6 - "Selected Financial Data" and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K.

Statement of Forward-Looking Information

         Certain statements in the section are "forward-looking statements." You should read the information before Item 1B above, "Special Note" Regarding
Forward-Looking Statements" for more information about our presentation of information.

Background

         We are a biopharmaceutical company engaged in the manufacture and clinical development of new drug entities for treatment of seriously debilitating disorders. Our flagship products include Alferon N Injection(R) and the experimental therapeutics Ampligen(R) and Oragens. Alferon N Injection(R) is approved for a category of STD infection, and Ampligen(R) and Oragens represent experimental RNA nucleic acids being developed for globally important viral diseases and disorders of the immune system. Hemispherx's platform technology includes large and small agent components for potential treatment of various severely debilitating and life threatening diseases. We have in excess of 50 patents comprising our core intellectual property estate, a product (Alferon N Injection(R)) and GMP certified manufacturing facilities for our novel pharmaceutical products.

         We have reported net income only from 1985 through 1987. Since 1987, we have incurred, as expected, substantial operating losses due to our conducting research and development programs.

RESULTS OF OPERATIONS

Year ended December 31, 2007 versus December 31, 2008

Net loss

         Our net loss of approximately $12,219,000 for the year ended December 31, 2008 was 33% lower when compared to the same period in 2007. This $5,920,000 reduction in loss was primarily due to:

1) Research and Development costs in 2007 included significant expenses related to the preparation of the Ampligen(R) NDA as well as expenses related to the production of Ampligen(R) for use in stability studies and preparation of pre commercial lots for regulatory review purposes. Research and development expenses in 2008 were down approximately $4,644,000 as compared to the same period in 2007.

2) Alferon N Injection(R) had seen increased competition from the use of topical solutions for genital warts. Additionally, there were no sales of Alferon N Injection(R) for the last nine months of 2008 as finished goods inventory has reached its current product expiration date of March 31, 2008. Sales of Alferon N Injection(R) for the twelve months ended December 31, 2008 and 2007 amounted to approximately $173,000 and $925,000, respectively for a reduction of $752,000 or 81%.

3) General and administrative expenses decreased approximately $2,496,000 during the twelve months ended December 31, 2008 versus the same period a year ago primarily due to reductions in the cost of non-cash Stock Compensation of $1,718,000, Director Fees for $137,000, Impairment Charges for $562,000 and Accounting Fees of $34,000 that were offset with an increase of Legal Fees for $635,000 resulting from litigation expenses.

              Impairment charges of $526,000 incurred during the year ended December 31, 2007 primarily due to the write-down of Royalty Interest of patents acquired from ISI on Alferon N Infection(R) and charges taken against a water purification system that was determined not needed for use at the New Brunswick, NJ facility due to a change in manufacturing plans.

4) Interest and other income decreased $608,000 or 51% for the twelve months ended December 31, 2008 as compared to the same period in 2007 due to a reduction of funds available to invest as compared to the prior period and compounded by lower the interest rates.

5) Production/Cost of Goods Sold were lower in 2008 by $132,000. This decrease reflects a lower cost of sales in 2008 offset by fixed costs in manufacturing which could not be applied Inventory due to the halting of Alferon(R) N production.

6) In September 2007, an increase of $346,000 in other income occurred due to the reversal of accrued liquidated damages in 2006 with respect to our debentures. These damages related to certain debenture covenants were settled without charge in the maturation and pay down of the debenture holder's outstanding loan balances in 2007.

         Net loss per share was $(0.16) for the current period versus $(0.25) for the same period in 2008.

Revenues

         Revenues for the year ended December 31, 2008 were $265,000 as compared to revenues of $1,059,000 for the same period in 2007. Ampligen(R) sold under the cost recovery clinical program was down $42,000 and Alferon N Injection(R) sales were down $752,000 or 81% as compared to the prior period.

         Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. This program has been in effect for several years and is offered as a treatment option to patients severely affected by CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R); and 2) collection of clinical data relating to the patients' treatment and results. Revenues from our Ampligen(R) cost recovery program were down 32% as fewer patients are participating in the program. Our clinical staff has not encouraged cost recovery clinical enrollments in order that our internal resources could address the Ampligen(R) New Drug Application ("NDA") and related documents preparatory to filing for a full commercial license.

         The primary reason for the 81% drop in the sales Alferon(R) for the twelve months ended December 31, 2008 is that commercial sales of Alferon N Injection(R) were halted in April 2008 as the expiration date of our finished good inventory expired in March 2008. As a result, we had no product to sell for the last nine months of 2008.


Production costs/cost of goods sold

         Production/cost of goods sold was approximately $930,000 and $798,000, respectively, for the twelve months ended December 31, 2007 and 2008. This represented a decrease of approximately $132,000 or 14% as compared to the same period in 2007. These costs primarily represent: 1) costs of goods sold of approximately $381,000 and $-0-, respectively, for the twelve months ended December 31, 2007 and 2008; and 2) Costs to maintain Alferon N Injection(R) Inventory including storage, stability testing and reporting costs incurred in our attempt to have the FDA extend the commercial sales life of our Alferon N Injection(R) Finished Goods. The primary reason for the decrease in cost of goods sold can be attributed to the lack of Alferon N Injection(R) sales since April 1, 2008 and its impact on costs of goods sold.

Research and Development Costs

         Overall research and development costs for the twelve months ended December 31, 2008 were $5,800,000 as compared to $10,444,000 for the same period a year ago reflecting a decrease of $4,644,000 or 44%. This decrease was primarily due to reduced outside consulting fees and other costs related to the preparation and filing of our NDA for Ampligen(R).

         On July 7, 2008 we were notified that the FDA had accepted for review our amended NDA filing for using Ampligen(R) to treat CFS. FDA approval of this application would provide the first-ever treatment for CFS. At present, only supportive symptom-based care is available for CFS patients. While we are optimistic, there are no assurances that the NDA will be approved. Over the summer of 2008, our clinical monitors visited our sites associated with our AMP-511 cost recovery treatment program for the collection and audit of additional data to be submitted to the FDA in support of our NDA for CFS currently under review. FDA inspections of several clinical sites did not result in the issuance of any "483" reports indicating lack of compliance with various regulations governing clinical trials. On February 18, 2009, we were notified by the FDA that the originally scheduled Prescription Drug User Fee Act ("PDUFA") date of February 25, 2009 has been extended to May 25, 2009. For more information on our NDA, please see "Note 19:
Subsequent Events" under Notes to Consolidated Financial Statements.

         In 2008, we spent considerable time and effort preparing for the preapproval inspection by the U.S. FDA for manufacturing of Ampligen(R) product and its raw materials, polynucleotides Poly I and Poly C12U. A satisfactory recommendation from the FDA Office of Compliance based upon an acceptable preapproval inspection is required prior to approval of the product. The preapproval inspection determines compliance with current Good Manufacturing Practices (cGMPs) as well as a product specific evaluation concerning the manufacturing process of product. The inspection includes many aspects of the cGMP requirements, such as manufacturing process validation, equipment qualification, analytical method validation, facility cleaning, quality systems, documentation system and part 11 compliance.

         The New Jersey District Office of the FDA conducted an inspection of the New Brunswick, New Jersey facility in late January and early February 2009 (nine days total). A one-page Form FDA 483 was issued citing a need to re-perform four method validations to generate data in the New Brunswick Laboratories. These validations had been performed at another site also owned and operated by us prior to transferring the equipment to New Brunswick. We anticipate that the validations will be re-performed and completed at the New Brunswick site within three months.

         The FDA conducted a field inspection at Hollister-Stier Laboratories in Spokane, Washington in mid-2008 (June 19 to July 2, 2008). The Ampligen(R) final fill operations are performed under contract with Hollister-Stier. The inspection resulted in a Form FDA 483 with two observations dealing with reviews and validations of process variability. We are working with Hollister-Stier to finalize specific actions.

         On September 19, 2008, we executed an agreement with Lovelace Respiratory Research Institute in Albuquerque, New Mexico to perform certain animal toxic studies in support of our Ampligen(R) NDA. These studies were requested by the FDA and will be done in collaboration with the resources of the New Brunswick facility. We expect these studies to be complete in April 2009.

         We are also engaged in ongoing, experimental studies assessing the efficacy of Ampligen(R), Alferon N Injection(R), and Alferon(R) LDO against influenza viruses as a single adjuvant agent antiviral with Japan's National Institute of Infectious disease, Biken (the non-profit operational arm of the Foundation for Microbial Diseases of Osaka University) and St. Vincent's Hospital in Darlinghurst, Australia. As a result of focusing our limited resources on the Australian and Japanese studies, no further experiments have been undertaken by the Defence R&D Canada with respect to their independent study assessing the efficacy of Ampligen(R) against Influenza viruses as a single agent antiviral.

         The Biken arrangement was concluded in December 2007 and basically consists of Biken purchasing Ampligen(R) for use in conducting further animal studies of intranasal prototype vaccines containing antigens from influenza sub-types H1N1, H3N2 and B progressing to human studies with all programs supported by the Japanese Health Ministry. Under the terms of the non--exclusive licensing arrangement, we will receive royalties as well as income for all Ampligen(R) used in the ongoing experimental work and any subsequent marketing of Ampligen(R) as an immuno-enhancer for flu vaccines delivered intranasally in Japan. To date, only two or three pharma companies worldwide have achieved regulatory authorizations to sell intranasally (IN) administered influenza vaccines versus many companies receiving approval for intramuscular vaccine delivery routes. Safety has been paramount in developing effective treatments. However, animal studies to date indicate Ampligen(R), an experimental drug, may be safely administered intranasally. Clinical studies (in other disorders) have built a database of more than 90,000 injections of Ampligen(R) when given parenterally (intravenous, or "IV"). In June 2008, Biken notified us they were accelerating their program and were shipped additional Ampligen(R) supplies for various preclinical vaccine studies and research projects that remain in progress. A secondary goal of the trial is to evaluate whether antibodies stimulated  by  the  vaccine/Ampligen(R)  combination  also  provide  protection against H5N1, the avian influenza virus. Since 2003, the World Health Organization has confirmed 407 cases and attributed 254 human deaths worldwide to H5N1. Investigators from Japan's Institute of Infectious Disease have conducted studies in animals that suggest that Ampligen(R) can stimulate a sufficiently broad immune response to provide cross-protection against a range of virus strains, including H5N1.

         The clinical trial in Australia is using Ampligen(R) in combination with seasonal flu vaccine. This open-label study (Phase IIa) utilizing Ampligen(R) (Poly I: Poly C12U) as a potential immune-enhancer was conducted in Australia with thirty-eight subjects age 60 or greater with the standard trivalent seasonal influenza vaccines. Ampligen(R) was administered subcutaneously. Elderly subjects typically have reduced immune responses relative to younger populations. The combinational treatment was generally well-tolerated. Serologic studies to evaluate the magnitude and spectrum of immune response are pending and are expected by mid-2009; however, only certain labs are qualified to conduct these tests and during the course of the clinical testing, one of these testing labs changed ownership. We are in the process of determining that the methodology remained validated and consistent with the pilot results obtained about a year earlier with a smaller group consisting of the first 8 enrolled subjects.

         As reported in the Journal of American Medical Association in 2003 by Thompson, Shay, Weintraub, Brammer, Cox, Anderson, et al. seasonal influenza kills approximately 36,000 Americans annually, most over the age of 70. In 2004 in JAMA, the same authors attributed 200,000 U.S. hospital admissions annually to seasonal flu.

         Collaboration studies in non-human primates conducted by ViroClinics in the Netherlands suggest a potential role for Alferon(R) LDO as another novel therapeutic approach to viral pandemics. Meetings with prospective partners are underway with respect to conducting clinical trials using Alferon LDO to treat and/or prevent seasonal influenza in the Pacific Rim countries. Alferon LDO is now poised for clinical trials against seasonal influenza epidemics; meetings with prospective partners are ongoing to conduct clinical trials in the Pacific Rim countries and elsewhere. The opportunity for Alferon(R) LDO is reinforced by new reports of severe side effects secondary to Tamiflu, the present standard of care, by both the FDA and Japanese health authorities. Also, Tamiflu resistant strains of flu virus are now raising serious concerns on a world-wide basis.

General and Administrative Expenses

         General and Administrative ("G&A") expenses for the twelve months ended December 31, 2007 and 2008 were approximately $8,974,000 and $6,478,000, respectively, reflecting a decrease of $2,496,000 or 28% primarily due to reductions in the cost of non-cash Stock Compensation of $1,718,000, Director Fees for $137,000, Impairment Charges of $526,000, Accounting Fees of $34,000 and various other general administrative expenses that were partially offset by an increase of Legal Fees for $635,000 resulting from litigation to settle existing suits.

         In 2007, we incurred impairment charges amounting to $526,000 as compared to no such charges in the current year. The primary reason for these charges stemmed from the $228,000 write-down of a water purification system that was determined to be unnecessary at our New Jersey facility due to a change in manufacturing plans. Additionally in 2007, we wrote down the value of our intangible asset associated with the repurchase of a 6% Royalty on Alferon N Injection(R) sales by $298,000. We determined in 2007 that we did not have sufficient inventory on hand to realize the full economic benefit of this asset; therefore, it was written down to its net realizable value.

Reversal of Previously Accrued Interest Expense

         In September 2007, and increase of $346,00 in other income occurred due to the reversal of accrued liquidated damages in 2006 with respect to our debentures holders. These damages related to certain debenture covenants were settled without charge in the maturation and pay down of the debenture holder's outstanding loan balance in 2007.

Interest and Other Income

         Interest and other income for the year ended December 31, 2007 and 2008 was $1,200,000 and $592,000, respectively, representing a decrease of $608,000 or 51%. The decrease in interest and other income during the current period was mainly due to a reduction in funds available for Short Term Investments compounded by the lower interest rates.

Interest Expense and Financing Costs

         We had no interest expense or non-cash financing costs for the twelve months ended December 31, 2008 as compared to $396,000 for the same period a year ago. The expenses reflected for the year ended 2007 reflect financing costs and interest charges related to our convertible debentures which matured in June 2007 when all outstanding loan balances were paid.


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

2) Lower interest expense and financing costs of $863,000 in 2007 relating to the amortization of debt discounts on our convertible debentures and the incurring of liquidated damages in 2006 payable to our debenture holders resulting from us failing to timely file our 2005 Annual Report on Form 10-K; and

3) An increase of $346,000 in other income due to a reversal of accrued liquidated damages in 2006 with respect to our debentures holders as a result of our failure to timely file our 2005 Annual Report on Form 10-K. These damages related to certain debenture covenants settled without charge in the maturation and pay down of the debenture holder's outstanding loan balances in 2007.

         Net loss per share was $(0.25) for the current period versus $(0.31) for the same period in 2006.

Revenues

         Revenues for the year ended December 31, 2007 were $1,059,000 as compared to revenues of $933,000 for the same period in 2006. Ampligen(R) sold under the cost recovery clinical program was down $49,000 or 27% and Alferon N Injection(R) sales were up $175,000 or 23% as compared to the prior period. Ampligen(R) sold under the cost recovery clinical program is a product of physicians and ME/CFS patients applying to us to enroll in the program. This program has been in effect for several years and is offered as a treatment option to patients severely affected by CFS. As the name "cost recovery" implies, we have no gain or profit on these sales. The benefits to us include 1) physicians and patients becoming familiar with Ampligen(R) and 2) collection of clinical data relating to the patients' treatment and results.

         We altered our marketing strategy for Alferon N Injection(R) by relaunching the product via a collaborative marketing initiative between Hemispherx and a national Specialty Pharmacy network encompassing specialty pharmacists, pharmacies and targeted physician specialists. This effort was intended to focus our efforts in the most appropriate and productive market segment for the product. While Alferon N dollar sales are up from 2006, unit sales are down which reflects the effect of the price increase put into place in February 2007.

Production costs/cost of goods sold

         Production/cost of goods sold was approximately $930,000 during the current period representing a decrease of approximately $345,000 or 27% as compared to the same period in 2006. This decrease was primarily due to lower production costs of $199,000 relating to excess production capacity during the prior period as more effort was directed toward Ampligen(R) research and development and the NDA; and a decrease in costs of goods sold of $146,000. Costs of goods sold for the year ended December 31, 2006 and 2007 was $527,000 and $381,000, respectively.

         The primary reason for the decrease can be attributed to a decrease in unit sales in the current year versus the prior year. We outsourced certain components of our overall research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

Research and Development costs

         Overall research and development costs for the year ended December 31, 2007 were $10,444,000 as compared to $10,127,000 for the same period a year ago representing an increase of $317,000 or 3%. These costs are primarily related to the collection and processing of clinical data, including the costs of establishing our in-house polymer production facility and the costs of preparing and completing our NDA for the use of Ampligen(R) in treating CFS. The year to year increase can be basically attributed to an increase in the use of consultants related to the preparation of our Ampligen(R) NDA.

         Our primary focus in 2007 was on the preparation of the NDA for using Ampligen(R) to treat patients affected with CFS. In addition, we documented our polymer production process in anticipation of an FDA inspection. Three lots of liquid Ampligen(R) were produced for use in testing and stability studies. We finalized the filing of our Ampligen(R) NDA on October 7, 2007.

         Much of our R&D cost is related to production of raw materials at our new production line installed at our New Brunswick facility. This facility produces Poly I and Poly C12U for use by Hollister-Stier (our contract manufacturer) in the manufacture of Ampligen(R). The first pilot production runs are being used for stability testing. Later commercial sized runs are being used for process validation and clinical use.

         In addition, we are engaged in broad based, ongoing, experimental studies assessing the efficacy of Ampligen(R), Alferon N Injection(R), and Alferon LDO against influenza viruses as an adjuvant single agent antiviral with Defence R&D Canada, Japan's National Institute of Infectious disease, Biken (the non-profit operational arm of the Foundation for Microbial Diseases of Osaka University) and St. Vincent's Hospital in Darlinghurst, Australia.

          The Biken arrangement was concluded in December 2007 and basically consists of Biken purchasing Ampligen(R) from us for use in conducting further animal studies of intranasal prototype vaccines containing antigens from influenza sub-types H1N1, H3N2 and B progressing to human studies with all programs supported by the Japanese Health Ministry. Under the terms of the non--exclusive licensing arrangement, we will receive royalties as well as income for all Ampligen(R) used in the ongoing experimental work and any subsequent marketing of Ampligen(R) as an immuno-enhancer for flu vaccines delivered intranasally in Japan. To date, only 2 or 3 pharma companies worldwide have achieved regulatory authorizations to sell intranasally (IN) administered influenza vaccines versus many companies receiving approval for intramuscular vaccine delivery routes. Safety has been paramount in developing effective treatments. However, animal studies to date indicate Ampligen(R), an experimental drug, may be safely administered intranasally. Clinical studies (in other disorders) have built a database of more than 90,000 injections of Ampligen(R) when given parenterally (intravenous, or "IV").

         In September 2007, Japan's National Institute of Infectious Disease ("JNIID") initiated research on the co-administration of JNIID's HIV-1 vaccine with our experimental TLR3 agonist a substance that binds to a specific receptor and triggers a host defense response in the cell) and immune enhancer, Ampligen(R). This research is the result of earlier research suggesting a potential role for Ampligen(R) in boosting responses to certain vaccines designed to combat avian influenza (Bird Flu) as well as seasonal influenza viruses. The objective of this research is to determine if Ampligen(R) can overcome the historical problem which has handicapped AIDS vaccine development, namely marginal immune response which undermines the potential of long-lasting protection. Ampligen(R) will be combined with HIV recombinant protein and administered via an intranasal route.

         In June 2007, we initiated a clinical trial in Australia using Ampligen(R) in combination with seasonal flu vaccine. This trial, expected to continue for several months, is being conducted in Australia's winter season and focuses on populations at risk for virulent cases of influenza, especially those over the age of 60 years who historically may have weakened immune systems. The Australian clinical trial was prompted by the results from the pre-clinical work conducted by the JNIID (see above). Thirty patients were enrolled in this study, which utilized a two dose Ampligen(R) regimen of 2 mg per dose. This study was monitored by Clinical Network Services Pty. Ltd. located in Brisbane, Australia. The clinical trials center of St. Vincent's Hospital based in Darlinghurst, Australia conducted the trial. The clinical data from this trial is currently being analyzed with the results expected by mid-2009.

         The CDC reports that the number of mosquito-borne West Nile Virus ("WNV") infections in the United States is "up sharply" over the same period in 2006. This increased infection rate has accelerated the enrollment of patients in our Phase IIb clinical trial using Alferon N(TM) to treat WNV patients. In lab studies, Alferon(R) N, a natural cocktail of eight alpha-interferons, shows synergistic effects (up to 100 fold over recombinant interferons) against pathogens such as WNV. The Phase IIb clinical trial is a double-blinded, randomized, multi-center program under the direction of Cornell University and Weill Cornell Medical College/New York Hospital.

General and Administrative Expenses

         General and Administrative ("G&A") expenses for the year ended December 31, 2006 and 2007 were approximately $8,225,000 and $8,974,000, respectively, reflecting an increase of $749,000 or 9%. This increase related primarily to an increase in legal and professional fees of $325,000 primarily due to on-going litigation involving Bioclones, increase in travel related expenses of $87,000 and increases in salaries and wages of $398,000 mainly resulting from the hire of our chief operating officer during the 4th quarter 2006. These increases in general and administrative costs were offset by lower accounting fees of $545,000 in 2007. The decrease in accounting fees was primarily due to charges incurred by us in 2006 related to the restatements to our financial statements in 2005. Lastly, we incurred impairment losses in 2007 amounting to $526,000 as compared to no such charges in the prior year. The primary reason for these charges stemmed from the $228,000 write-down of a water purification system that was determined to be unnecessary at our New Jersey facility due to a change in manufacturing plans. In addition, we wrote down the value of our intangible asset associated with the repurchase of a 6% Royalty on Alferon N Injection sales by $298,000. We determined that we did not have sufficient inventory on hand to realize the full economic benefit of this asset; therefore, it was written down to its net realizable value.

Reversal of Previously Accrued Interest Expense

         Reversal of previously accrued interest expense was $346,000 for the year ended December 31, 2007. This item, classified as other income, resulted from the reversal of accrued liquidated damages in 2006 related to a certain covenant in our debenture agreements. These charges were incurred as a result of our failure to timely file our 2005 Annual Report on Form 10-K and our report on Form 10-Q for the quarterly period ended March 31, 2006 with the SEC pursuant to the 1934 Act. These liquidated damages were not included as part of the maturation and pay down of the debenture holder's outstanding loan balances.

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


Liquidity and Capital Resources

         Cash used in operating activities for the year ended December 31, 2008 was $9,358,000 reflecting mainly expenditures for the preparation and filing of the Ampligen(R) NDA. Cash provided by investing activities for the year ending December 31, 2008, amounted to $3,736,000, primarily from the maturity of short-term investments. Cash provided by financing activities for the year ended December 31, 2008 amounted to $270,000, basically from the sale of common stock. As of February 28, 2009 we had approximately $5,734,000 in cash and cash equivalents and short-term investments, or a decrease of approximately 6.3% from December 31, 2008.

         Given the harsh economic conditions, we have reviewed every aspect of our operations for cost and spending reductions to assure the long-term survival of our Company while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen(R) and securing a strategic partner. We believe, but cannot assure, that our current funds should be sufficient to meet our operating cash requirements for the next 16 months as we have taken the steps discussed below to curtail discretionary spending to conserve cash and reduce our monthly burn rate. Please see Item 1A. Risk Factors, "We may require additional financing which may not be available."

         In an effort to conserve Company cash, the Employee Wage Or Hours Reduction Program (the "Program") was ratified by the Board effective January 1, 2009. In a mandatory program that is estimated to be in effect for up to six months, compensation of all active full-time employees as of January 1, 2009 ("Participants") were reduced through a reduction in their wages for which they would be eligible to receive shares of our common stock ("Stock") six months after the shares were earned. While all employees were also offered the option to reduce their work hours with a proportional decease in wages, none elected this alternative. For more information, please see "Item 11. Executive
Compensation; Compensation Discussion and Analysis; Elements of Executive Compensation; Other Compensation."

          In addition, certain vendors and service providers have agreed to accept shares of our Common Stock as partial payment of their bills. In 2008, we issued 3,017,276 shares of common stock for services rendered.

         Notwithstanding our cost and spending reduction activities, we may need to raise additional funds through additional equity or debt financing or from other sources in order to complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen(R) products. There can be no assurances that we will raise adequate funds from these or other sources, especially considering current adverse market conditions, which may have a material adverse effect on our ability to develop our products. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory process, and higher than anticipated expenses and lower than anticipated revenues from certain of our clinical trials for which cost recovery from participants has been approved.

         We have been using the proceeds from financing to fund infrastructure growth including manufacturing, regulatory compliance and market development. Due to current market conditions, we have been unable to consistently raise funds pursuant to the terms of the Fusion Purchase Agreement (see "Equity Financing" below).

Standby Financing Agreement

         In February 2009, we entered into a Standby Financing Agreement pursuant to which certain individuals ("Individuals"), consisting of Dr. Carter and Thomas Equels, agreed to loan us up to an aggregate of $1,000,000 in funds should we be unable to obtain additional financing, if needed. Under the Standby Financing Agreement, we will use our best efforts in 2009 to obtain one or more additional financing agreements on such terms as our Board deems to be reasonable and appropriate in order to maintain our operations. If at any time after December 1, 2009 and prior to June 30, 2010 a majority of our independent Directors deems that in the event a financing of at least $2.5 Million has not been obtained and additional funds are needed to maintain our operations, we will send a written notice to each of the Individuals informing them of the total amount of additional funds required and the specific amount that will be required from each Individual. Within fifteen calendar days after receipt of the notice, the Individuals will be required to pay us their respective amount. We will then issue to them one year 15% senior secured notes for their respective amounts (the "Notes"). Interest will be paid monthly in our Common Stock. Repayment of the principal and interest under the Notes will be secured by all of our assets. We will not, without the consent of the Individuals, (i) incur any new debt senior or pari passu to the Notes or (ii) encumber or grant a security interest in any assets. Upon 20 business days written notice, we may prepay the Notes in cash at any time at 105% of the then outstanding principal amount of the Notes, plus any accrued but unpaid interest.

         For agreeing to be obligated to loan us money, each Individual received 10 year warrants (the "Commitment Warrants") to purchase our common stock at the rate of $50,000 worth in warrants per $100,000 committed. The exercise price of these warrants is $0.51 (125% of the market closing price of our Common Stock on the date that Agreement was executed. These warrants vested immediately. If and when we notify the Individuals that we are consummating the Standby Financing, upon each Individual's payment of his committed amount, he will receive additional 10 year warrants to purchase our Common Stock at the rate of $50,000 worth in warrants per $100,000 paid. The exercise price of the warrants will be the closing market price of our Common Stock on the day we receive the funds from the Individuals. These warrants will vest immediately. While any portion of the Notes are outstanding, Individuals will have weighted average anti-dilution rights with regard to the exercise price of all warrants issued pursuant hereto except that these rights will not apply if the securities are issued to employees, Board members, corporate and scientific advisors, select vendors, pursuant to our current agreement with Fusion Capital Fund II, LLC or part of a corporate or strategic alliance.

Equity Financing

         In July 2008,  we entered  into a $30  million  Common  Stock  Purchase
Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion"), an Illinois limited liability company. Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with Fusion. Pursuant to the registration rights agreement, we filed a registration statement related to the transaction with the U.S. Securities and Exchange Commission ("SEC") covering 21,300,000 shares that have been issued or may be issued to Fusion under the Purchase Agreement. The SEC declared effective the registration statement on August 12, 2008. We have the right over a 25 month period to sell our shares of common stock to Fusion from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million. The purchase price of the shares related to the $30.0 million of future funding will be based on the prevailing market prices of our shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and we will control the timing and amount of any sales of shares to Fusion. Fusion shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.40. Recently, the price of our common stock has consistently fallen been below $0.40 and, accordingly, no additional sales can be made to Fusion unless and until the price rises to $0.40 per share or better for 12 consecutive business days. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. In consideration for entering into the Purchase Agreement, upon execution of the Purchase Agreement we issued to Fusion 650,000 shares as a commitment fee. Also, we will issue to Fusion up to an additional 650,000 shares as a commitment fee pro rata as we receive up to the $30.0 million of future funding.

         Under the rules of the NYSE Alternext US, we may issue no more than 14,823,651 shares (19.99% of our outstanding shares as of July 2, 2008, the date of the purchase agreement) without first obtaining the approval of stockholders. That approval was obtained on November 11, 2008. As of December 31, 2008, we have executed transactions pursuant the Fusion Stock Purchase Agreement valued at $270,000 and 1,211,122 shares, which includes 650,000 shares as the initial fee for the financing.

         The proceeds from this financing have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development.

         In April 2006 we entered into a prior common stock purchase agreement with Fusion, pursuant to which we sold an aggregate of 10,682,032 shares for total gross proceeds of approximately $19,739,000 through November, 2007. This agreement expired on July 31, 2008.

         Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. In this regard we also have previously registered $50,000,000 worth of our securities in a universal shelf registration statement, none of which has been designated or issued. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory processes, including the commercializing of Ampligen(R) products.

         There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.



                                              (dollars in thousands)
                                           Obligations Expiring by Period
Contractual Cash Obligations
                      Total       2009               2010                2011

Operating Leases      $229        $171                $58                $-0-
                      ----        ----                ---                ----

Total                 $229        $171                $58                $-0-
                      ====        ====                ===                ====


New Accounting Pronouncements

         Refer to "Note 2(l) - Recent Accounting Standards and Pronouncements" under Notes to Consolidated Financial Statements.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

         Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

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

Concentration of Credit Risk

         Our policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being credit worthy, or in short-term money markets, which are exposed to minimal interest rate and credit risks. At and since December 31, 2008, we have had bank deposits and overnight repurchase agreements that exceed federally insured limits.

         Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables consist principally of amounts due from wholesale drug companies as of December 31, 2007 and 2008.

         Sales to three large wholesalers represented approximately 68% and 77% of our total sales for the years ended December 31, 2007 and 2008, respectively.

Item 7A.      Quantitative And Qualitative Disclosures About Market Risk.

         We had approximately $6,119,000 in cash and cash equivalents at December 31, 2008. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to twelve month interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

          We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8.  Financial Statements and Supplementary Data.

         The consolidated balance sheets as of December 31, 2007 and 2008, and our consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2008, together with the report of McGladrey & Pullen, LLP, independent registered public accountants, is included at the end of this report. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A. Controls and Procedures.

Effectiveness of Control Procedures

         As of December 31, 2008, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Act of 1934, as amended, as of December 31, 2008. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2008 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

         Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control--Integrated Framework, (COSO). Based on this assessment, management has not identified any material weaknesses as of December 31, 2008. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria set forth in "Internal Control--Integrated Framework" issued by the COSO.

         Our internal control over financial reporting as of December 31, 2008 has been audited by McGladrey and Pullen, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. Other Information.

None.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Hemispherx Biopharma, Inc.


We have audited Hemispherx Biopharma, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hemispherx Biopharma, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hemispherx Biopharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control--Integrated Framework [issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)].

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2008 consolidated financial statements of Hemispherx Biopharma, Inc. and our report dated March 13, 2009 expressed an unqualified opinion.


Blue Bell, Pennsylvania
March 13, 2009

/s/ McGladrey & Pullen, LLP

         PART III

Item 10.  Directors and Executive Officers and Corporate Governance.
         The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

         Name                  Age      Position

William A. Carter, M.D.         71       Chairman, Chief Executive Officer

Charles T. Bernhardt, CPA       47       Chief Financial Officer

David R. Strayer, M.D.          63       Medical Director, Regulatory Affairs

Carol A. Smith, Ph.D.           57       VP of Manufacturing Quality and Process
                                         Development

Richard C. Piani                80       Director

Thomas K. Equels                58       Director

Katalin Ferencz-Biro            62       Senior Vice President of Regulatory
                                         Affairs

William M. Mitchell, M.D.       74       Director

Ransom W. Etheridge             69       Secretary and General Counsel

Iraj Eqhbal Kiani, Ph.D.        61       Director

Wayne Springate                 38       Vice President of Operations

Russel Lander                   58       Vice President of Quality Assurance

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

CHARLES T. BERNHARDT is a Certified Public Accountant who also has attained a Masters' Degree in Business Administration. He is a graduate of Villanova University and West Chester University of Pennsylvania who has served as our Chief Financial Officer since January 1, 2009. Most recently he was the Director of Accounting for Healthcare Division of Thomson Reuters, an overall company with $12 billion annual revenues and 50,000 total world-wide employees, where he was responsible for their Healthcare Division's accounting operations, including the Physicians' Desk Reference business, as well as the shared financial services for the Healthcare and Scientific Divisions from 2006 to 2008. He was a Regional Controller for Comcast Cable during 1999 to 2002, Director of Finance for TelAmerica Media for 2003 to 2006 and earlier in his career a member of the Internal Audit management teams American Stores Corporation and ICI Americas/Zenica (currently AstraZenica Pharmaceuticals). In 1986, he became a C.P.A. licensed in Pennsylvania and New Jersey while with public accounting's "Big Four" firm of KPMG.

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

CAROL A. SMITH, Ph.D. is Vice President of Manufacturing Quality and Process Development who has served as our Director of Manufacturing and Process Development from 1995 to 2003, as Director of Operations from 1993 to 1995 and as the Manager of Quality Control from 1991 to 1993, with responsibility for the manufacture, quality control, process development, technology transfer to contract manufacturers and the chemistry of Ampligen(R). Dr. Smith was Scientist/Quality Assurance Officer for Virotech International, Inc. from 1989 to 1991 and Director of the Reverse Transcriptase and Interferon Laboratories and a Clinical Monitor for Life Sciences, Inc. from 1983 to 1989. She received her Ph.D. in Medical Sciences with a concentration on Virology from the University of South Florida, College of Medicine in 1980 and was an NIH post-doctoral fellow in the Department of Microbiology and Virology at the Pennsylvania State University College of Medicine from 1980 to 1983.

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

THOMAS K. EQUELS is the President and Managing Director of Equels Law Firm based in Miami Florida. Mr. Equels legal practice is focused on litigation, with particular emphasis on civil racketeering for about 25 years Mr. Equels has represented national and state government and companies in the banking, insurance, aviation, pharmaceutical and construction industries. Mr. Equels received his law degree from Florida State University and he is a graduate of Troy State University. He is a member of the Florida Bar, the American Bar Association and the Academy of Florida Trial Lawyers. Along with serving as a Board member, he continues to serve as the Company's litigation lawyer.

WILLIAM M. MITCHELL, M.D., Ph.D. has been a director since July 1998. Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of
Medicine. Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as an Intern in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 200 papers, reviews and abstracts dealing with viruses, anti-viral drugs and immune responses to HIV infection. Dr. Mitchell has worked for and with many professional societies, including the International Society for Antiviral Research, the American Society of Biochemistry and Molecular Biology, the American Society of Microbiology and government review committees, among them the National Institutes of Health, AIDS and Related Research Review Group. Dr. Mitchell previously served as one of our directors from 1987 to 1989.

RANSOM W. ETHERIDGE presently serves as our secretary and general counsel. He served as a member of our Board of Directors from October 1997 through November 2008. Mr. Etheridge first became associated with us in 1980 when he provided consulting services to us and participated in negotiations with respect to our initial private placement through Oppenheimer & Co., Inc. Mr. Etheridge has been practicing law since 1967, specializing in transactional law. Mr. Etheridge is a member of the Virginia State Bar, a Judicial Remedies Award Scholar, and has served as President of the Tidewater Arthritis Foundation. He is a graduate of Duke University, and received his Law degree from the University of Richmond School of Law.

IRAJ EQHBAL KIANI, M.B.A., Ph.D., was appointed to the Board of Directors on May 1, 2002. Dr. Kiani is a citizen of the United States and England that resides in Newport, California. Dr. Kiani served in various local government positions including the Mayor and Governor of Yasoi, Capital of Boyerahmand, Iran. In 1980, Dr. Kiani moved to England, where he established and managed several trading companies over a period of some 20 years. Dr. Kiani is a planning and logistic specialist who is now applying his knowledge and experience to build a worldwide immunology network, which will use our proprietary technology. Dr. Kiani received his Ph.D. degree from the University of Ferdosi in Iran, ND from American University.

WAYNE S. SPRINGATE is Vice President of Operations and joined Hemispherx in 2002 as Vice President of Business Development. Mr. Springate came on board when Hemispherx acquired Alferon N Injection(R) and its New Brunswick, NJ manufacturing facilities. He led the consolidation of our Rockville facility to our New Brunswick location as well as coordinated the relocation of manufacturing polymers from South Africa to our production facility in New Brunswick. He is responsible for preparing our Manufacturing plant for a Pre Approval Inspection by the FDA in connection with the filing of our Ampligen(R) NDA. Previously, Mr. Springate acted as President for World Fashion Concepts. He oversaw operations at several locations in the United States and overseas. Mr. Springate assisted the CEO in details of operations on a daily basis and was involved in all aspects of manufacturing, warehouse management, distribution and logistics.

KATALIN FERENCZ-BIRO, Ph.D. has served as the Company's Senior Vice President of Regulatory Affairs and Quality Assurance Departments since January 2007. She served as the Director of Regulatory Affairs and Quality Assurance from 2006 to 2007. Previously from 1987 to 2003, she served Interferon Sciences Inc, in various positions including Senior Director of Regulatory Affairs, Quality Control and Quality Assurance Departments, and FDA official for our FDA approved product, Alferon N Injection(R). Dr. Ferencz-Biro received her Ph.D. in Chemistry/ Biochemistry in 1972 from the University of Eotvos Lorand, Budapest, Hungary, and her M.S., in Chemistry and Biology in 1971 from University of Eotvos Lorand, Budapest, Hungary. She was a postdoctoral fellow from 1981-1984 in Rutgers University, Center for Alcohol Studies, Piscataway, New Jersey. She is an author and co-author of several scientific publications, patents and presentations on the field of biochemistry. Currently she is a member of Regulatory Affairs Professionals Society.

RUSSEL J. LANDER, Ph.D. is Vice President Quality Assurance. Dr. Lander joined Hemispherx in 2005, assuming responsibility for CMC writing for the NDA filing of Ampligen(R). He has subsequently served at the New Brunswick site as Director of Quality Control and has provided guidance to the efforts to improve and validate the manufacturing process for the synthesis of Ampligen(R) polynucleotide raw materials, Poly I and Poly C12U. Dr. Lander was formerly employed at Merck and Co., Inc. in the process development groups for drug development (1977-1991) and vaccines (1991-2005). Dr. Lander received his Ph.D. in Chemical/Biochemical Engineering from the University of Pennsylvania. He has authored numerous scientific publications and invention disclosures.

On November 27, 2008, Anthony Bonelli, left our employment when his employment agreement ended. Mr. Bonelli was President and Chief Operating Officer of the Company for two years.

Robert E. Peterson, our Chief Financial Officer for nearly 20 years, retired as of December 31, 2008. Mr. Peterson retains a position of part-time consultant and financial advisor to us.

Compliance with Section 16(a) of the Exchange Act

Section  16(a) of the Exchange Act  requires  our  officers and  directors,  and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended December 31, 2008, certain of our officers and directors had not complied with all applicable
Section 16(a) filing requirements on a timely basis with regard to transactions occurring in 2008. Specifically, Dr. Carter filed one form 4 late concerning one transaction; Mr. Etheridge filed three forms 4 late concerning three transactions; Mr. Kiani filed three forms 4 late concerning three transactions; Mr. Piani filed three forms 4 late concerning three transactions; Dr. Mitchell filed four forms 4 late concerning four transactions; and Dr. Strayer filed one form 4 late concerning one transaction.

Audit Committee and Audit Committee Expert

The Audit Committee of our Board of Directors consists of Richard Piani, Committee Chairman, William Mitchell, M.D. and Iraj Eqbal Kiani. Mr. Piani, Dr. Mitchell, and Mr. Kiani are all determined by the Board of Directors to be independent directors as required under Section 121B(2)(a) of the NYSE Alternext US Company Guide. We do not have a financial expert as defined in the SEC rules on the committee in the true sense of the description. However, Mr. Piani has 40 years experience in business and has served in senior level and leadership positions for international businesses. His working experience includes reviewing and analyzing financial statements and dealing with financial institutions. We believe Mr. Piani, Dr. Mitchell, and Mr. Kiani to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements and internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm's qualifications, independence and performance, (ii) prepare the reports or statements as may be required by NYSE Alternext US or the securities laws, (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls, (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management, and (v) review disclosures by our independent registered public accounting firm concerning relationships with us and the performance of our independent accountants.

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

         Our compensation plans are developed by utilizing publicly available compensation data and subscription compensation survey data for national and regional companies in the biopharmaceutical industry. We believe that the practices of this group of companies provide us with appropriate compensation benchmarks, because these companies have similar organizational structures and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from the complete group of companies, as well as a subset of the data from those companies that have a similar number of employees as our company. In past years, we had engaged independent outside consultants to help us analyze this data and to compare our compensation programs with the practices of the companies represented in the compensation data we review. However given the current harsh economic conditions and our efforts to conserve cash, we did not undertake an analysis of any compensation nor offer any incremental or performance salary increases for the year-end 2008. Additionally, the Board did not approve the award of any bonus for 2008.

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

Annual Bonus

         Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all executives and certain senior, non-executive employees. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary. As provided in his employment agreement, our Chief Executive Officer is eligible for an annual performance-based bonus up to 25% of their salaries, the amount of which, if any, is determined by the board of directors in its sole discretion based on the recommendation of the compensation committee.

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

         The Compensation Committee and the Board of Directors declined to awarded bonuses for 2008 to any of our executives, senior or non-executive employees.

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

Stock Options

         Our stock plans authorize us to grant options to purchase shares of common stock to our employees, directors and consultants. Our compensation committee oversees the administration of our stock option plan. The compensation committee reviews and recommends approval by our Board of Directors of stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive's existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Board of
Directors  upon  recommendation  of  the  compensation   committee  to  eligible
employees  and,  in  appropriate   circumstances,   the  compensation  committee
considers the recommendations of members of management. In 2008, the Compensation Committee and the Board authorized the renewal of expiring options for certain named executives in the amounts indicated in the section entitled "Stock Option Grants to Executive Officers." Grants were made to certain of our employees based on past performance, particularly, those who worked hard and diligently on the preparation of our NDA. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant and typically vest over a period of years based upon continued employment, and generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended, or Internal Revenue Code.

         We expect to continue to use stock options as a long-term incentive vehicle because: (1) Stock options align the interests of executives with those of the shareholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the shareholders, (2) Stock options are performance based. All the value received by the recipient of a stock option is based on the growth of the stock price, (3) Stock options help to provide a balance to the overall executive compensation program as base salary and our discretionary annual bonus program focus on short-term compensation, while the vesting of stock options increases shareholder value over the longer term, and (4) the vesting period of stock options encourages executive retention and the preservation of shareholder value.

         In determining the number of stock options to be granted to executives, we take into account the individual's position, scope of responsibility, ability to affect profits and shareholder value and the individual's historic and recent performance and the value of stock options in relation to other elements of the individual executive's total compensation.

         Options granted under the 2004 plan include 1,345,742 in 2006, 3,232,870 in 2007 (including 2,970,000 issued for expiring options) and 687,000 in 2008 (302,000 issued for unexercised and expired options). Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date.

         Our 2004 Equity Compensation Plan authorizes us to grant restricted stock and restricted stock units. In 2008, we issued 755,829 shares to consultants and vendors for services rendered in lieu of cash.

         As of December 31, 2008 we had 18,081 shares for future use under the 2004 plan.

         On June 30, 2007 the stockholders adopted the 2007 Equity Incentive Plan which authorizes the issuance of up to 8,000,000 stock options to acquire common stock pursuant to the terms of the plan. This Plan also authorizes us to grant restricted stock and restricted stock units. 1,450,000 options (all were issued for expiring and unexercised options) were granted pursuant to the 2007 plan. In addition, we issued 201,010 shares of unrestricted stock and 2,434,177 shares in restricted stock to consultants and other vendors for services performed in lieu of cash.

Other Compensation

         Our Chief Executive Officer, Chief Financial Officer and General Counsel have employment, and/or engagement contracts that will remain in effect until they are terminated, expire, or are renegotiated. Each contract is different with respect to specific benefits or other compensation. We maintain a broad-based benefits program that is provided to all employees including vacation, sick leave and health insurance. Details of these agreements is discussed below. Notwithstanding the disclosure below, the executive officers are participating in the Employee Wage Or Hours Reduction Program (please see "Item 11. Executive Compensation; Compensation Discussion and Analysis; Elements of Executive Compensation; Other Compensation").

         Dr. Carter's employment as our Chief Executive Officer and Chief Scientific Officer expires December 31, 2010 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date unless we or Dr. Carter give written notice otherwise at least ninety days prior to the termination date or any renewal period. Dr. Carter has the right to terminate the agreement on 30 days' prior written notice. The base salary is subject to adjustments and the average increase or decrease in the Consumer Price Index for the prior year. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base salary, at the sole discretion of the Compensation Committee of the board of directors, based on his performance or our operating results. Dr. Carter will not participate in any discussions concerning the determination of his annual bonus. Dr. Carter is also entitled to an incentive bonus of 0.5% of the gross proceeds received by us from any joint venture or corporate partnering arrangement. Dr. Carter's agreement also provides that he be paid a base salary and benefits through the last day of the then term of the agreement if he is terminated without "cause", as that term is defined in agreement. In addition, should Dr. Carter terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Dr. Carter be paid a base salary and benefits through the last day of the month in which the termination occurred and for an additional twelve month period. On January 1, 2009, Dr. Carter's compensation as an employee was changed pursuant to our "Employee Wage Or Hours Reduction Program" consistent with an employee earning over $200,000 per annum to receive 50% of his wages in Incentive Rights on a three-to-one conversion basis.

         Our engagement of Dr. Carter as a consultant related to patent development, as one of our directors and as chairman of the Executive Committee of our Board of Directors expires December 31, 2010 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date or any renewal period. Dr. Carter has the right to terminate the agreement on 30 days' prior written notice. The base fee is subject to annual adjustments equal to the percentage increase or decrease of annual dollar value of directors' fees provided to our directors during the prior year. The annual fee is further subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base fee, at the sole direction of the Compensation Committee of the board of directors, based on his performance. Dr. Carter will not participate in any discussions concerning the determination of this annual bonus. Dr. Carter's agreement also provides that he be paid his base fee through the last day of the then term of the agreement if he is terminated without "cause", as that term is defined in the agreement. In addition, should Dr. Carter terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Dr. Carter be paid fees due him through the last day of the month in which the termination occurred and for an additional twelve month period. On January 1, 2009, Dr. Carter's compensation as a consultant was changed pursuant to our "Employee Wage Or Hours Reduction Program" consistent with an employee earning over $200,000 per annum to receive 50% of his fee in Incentive Rights on a three-to-one conversion basis.

         An Engagement Agreement with Charles T. Bernhardt, CPA as Chief Financial Officer (interim) was finalized on December 1, 2008 and effective January 1, 2009. The agreement calls for an initial salary of $160,000 per annum and eligibility for the Goal Achievement Incentive Program. Additionally, the agreement is based on an employment "at will" basis in which either party may cancel upon two weeks written notice. Consistent with the Company's "Employee Wage Or Hours Reduction Program", Mr. Bernhardt has elected to receive 50% of his wages in Incentive Rights on a three-to-one conversion basis.

         Our agreement with Ransom W. Etheridge provides for Mr. Etheridge's engagement as our General Counsel until December 31, 2009 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date unless we or Mr. Etheridge give written notice otherwise at least ninety days prior to the termination date or any renewal period. Mr. Etheridge has the right to terminate the agreement on 30 days' prior written notice. The initial annual fee for services is $105,408 and is annually subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. Mr. Etheridge's agreement also provides that he be paid all fees through the last day of then current term of the agreement if he is terminated without "cause" as that term is defined in the agreement. In addition, should Mr. Etheridge terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Mr. Etheridge be paid the fees due him through the last day of the month in which the termination occurred and for an additional twelve month period. Mr. Etheridge will devote approximately 85% of his business time to our business. Effective January 1, 2009, one-half of the monthly fee compensation to be paid to Ransom W. Etheridge pursuant to the terms of his Engagement Agreement with us as our General Counsel will be paid in shares of the Company's common stock ("Etheridge Share Compensation"). The number of shares issued as Etheridge Share Compensation shall be calculated based on a value equal to three times one-half of the monthly fee compensation to be paid to Mr. Etheridge pursuant to the terms of his Engagement Agreement with us, with the value of the shares being determined by the closing share price of our common stock on the NYSE Alternext US on the last trading day of each month.

Goal Achievement Incentive Program

         On November 17, 2008 the Board of Directors authorized the Goal Achievement Incentive Program. This program is designed to intensify the efforts of the parties involved in securing strategic partnering agreements with third parties. We will pay the parties participating in the Program an incentive bonus for each timely agreement (as defined below) entered into by us with any and all third parties in which we receive cash (as defined below) from such third parties as a result of the execution of such agreements ("Strategic Partnering Agreements"), provided, however, Strategic Partnering Agreements shall not include agreements whereby we receive cash as a result of (i) only the sale of Ampligen(R) or other Hemispherx products, (ii) our only being reimbursed for expenses, not including expenses for prior research conducted by us, incurred by us, (iii) an agreement in which the only economic benefit to us is one or more loans, and (iv) an agreement, other than an agreement which results in a change of control of Hemispherx, in which the only economic benefit to us is the sale of our equity or other securities. The incentive bonus shall be in an amount equal to one percent (1%) of the amount of all cash received by us pursuant to each such Strategic Partnering Agreement between the dates of the execution of each such Strategic Partnering Agreement and the first commercial sale of Ampligen(R) following the full commercial approval of the sale of Ampligen(R) in each jurisdiction. All incentive bonus payments shall be payable in readily available funds within ten (10) days following receipt by us of readily available funds as a result of our receipt of such first cash. For purposes hereof "timely agreements" means all agreements entered into by us with any and all third parties (a) on or before June 30, 2009 and (b) on or before March 31, 2010 with third parties with which we had been in active negotiations on or before June 30, 2009. For purposes hereof "cash" means any asset which is either
(a) readily available funds or (b) capable of being converted into readily available funds in value equal to the value ascribed to such asset in the Strategic Partnering Agreement within six months of the receipt of such asset by the Company. This program presently includes Dr. William Carter, CEO, Dr. Chaunce Bogard, consultant and acting Senior Vice President, The Sage Group (one of our strategic advisors) and Anthony Bonelli, our former President and COO, Dr. David R. Strayer, Medical Director and all of our active employees as of January 1, 2009.

Employee Wage Or Hours Reduction Program

         In an effort to conserve Company cash, the Employee Wage Or Hours Reduction Program (the "Program") was ratified by the Board effective January 1, 2009. In a mandatory program that is estimated to be in effect for up to six months, compensation of all active full-time employees as of January 1, 2009 ("Participants") were reduced through a reduction in their wages for which they would be eligible to receive shares of our common stock ("Stock") six months after the shares were earned. While all employees were also offered the option to reduce their work hours with a proportional decease in wages, none elected this alternative.

         On  a  semi-monthly  basis,   Participants   receive  rights  to  Stock
("Incentive Rights") that cannot be traded. Six months after the date the Incentive Rights are awarded, we will undertake a process to have Incentive Rights converted into Stock and issued to each Participant on a monthly basis. We will establish and maintain a record for the number of Incentive Rights awarded to each Participant. At the end of each semi-monthly period, we will determine the number of Incentive Rights by converting the proportionate incentive award to the value of the Stock by utilizing the closing price of the Stock on the NYSE Alternext US (formerly the American Stock Exchange or AMEX) based on the average daily closing price for the period.

The Plan is being administered for full-time employees as follows:

o Twenty-three employees earning $90,000 or less per year elected a wage reduction of 10% per annum and are receiving an incentive of two times the value in Stock;

o Four employees earning $90,001 to $200,000 per year elected a wage reduction of 25% per annum are receiving an incentive of two times the value in Stock;

o Two employees earning over $200,000 per year elected a wage reduction of 50% per annum and are receiving an incentive of three times the value in Stock;

o Any employee could elect a 50% per annum wage reduction for which would allow them to be eligible for an incentive award of three times the value of Stock. This option was elected by three employees.

         Prior to the Stock being issued, we will establish a trading account with an independent brokerage firm for each Participant. Incentive Rights will constitute income to the Participants and be subject to payroll taxes upon Stock issuance. At a brokerage firm selected by us, we will bear all expenses related to selling the Stock (i.e.; broker fees, transaction costs, commissions, etc.) for payroll withholding taxes purposes. Thereafter, for each Participant during the period that they remain an active employee, we will continue to bear such costs from this designated brokerage firm for the maintenance of this account and all expenses related to selling our Stock. Participants leaving us or voluntarily separating from the Plan will receive the Stock earned upon the six month conversion of their Incentive Rights. The Plan benefits for individuals that are no longer Participants will become fixed and we will not continue to bear such costs from the designated brokerage firm for the maintenance of an account nor any expenses related to selling the Stock except for the initial costs associated to the selling of Stock for payroll withholding taxes purposes.

Employee Bonus Pool Program

         An element of the Employee Wage Or Hours Reduction Program was the establishment of a Bonus Pool (the "Pool") in the case of FDA Approval ("Approval") of Ampligen(R). This bonus is to award to each employee of record at January 1, 2009 a pretax sum of 30% in wages, calculated on their base per annum compensation at the time of the Approval, and awarded within three months of Approval. Participants who terminate their employment prior to the Approval will not qualify for this bonus.

Key Employee Retention

         The Board of Directors, deeming it essential to the best interests of our shareholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of us and our shareholders, determined to reinforce and encourage the continued attention and dedication of members of our management to their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of our Company and entered into identical agreements regarding change in control with William A. Carter, our Chief Executive Officer and Chief Scientific Officer and Ransom W. Etheridge, our General Counsel. Each of the agreements regarding change in control became effective March 11, 2005 and continue through December 31, 2008 and shall extend automatically to the third anniversary thereof unless we give notice to the other party prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred. Each of the agreements entitles William A. Carter and Ransom W. Etheridge, respectively, to change of control benefits, as defined in the agreements and summarized below, upon their respective termination of employment/engagement with us during a potential change in control, as defined in the agreements or after a change in control, as defined in the agreements, when their respective terminations are caused (1) by us for any reason other than permanent disability or cause, as defined in the agreement (2) by William A. Carter and/or Ransom W. Etheridge, respectively, for good reason as defined in the agreement or, (3) by William A. Carter and/or Ransom W. Etheridge, respectively for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control.

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

On December 31, 2008, we entered into a severance/consulting agreement with retiring Chief Financial Officer, Robert E. Peterson. This agreement provide a monthly fee of $4,000 plus travel expenses and Options to purchase 20,000 shares of the our common stock at the end of each calendar quarter through year-end 2011 in return for consulting services. The exercise price of the Options is to be equal to 120% of the closing price of the our stock on the NYSE Alternext on the last trading day of the calendar quarter for which the Options are being issued. Peterson may terminate the Advisory Services at any time upon giving us Sixty (60) days notice in writing of the intention to terminate the Advisory Services. Please see "Note (12) Royalties, License, and Employment Agreements" of Notes To Consolidated Financial Statements.


401(K) Plan

         In December 1995, we established a defined contribution plan, effective January 1, 1995, entitled the Hemispherx Biopharma employees 401(K) Plan and Trust Agreement. All of our full time employees are eligible to participate in the 401(K) plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Through March 14, 2008, Participants' contributions to the 401(K) plan were matched by Hemispherx at a rate determined annually by the board of directors. Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. Please see Note 11 to the consolidated financial statements contained herein.

         Effective March 15, 2008, we ended our 100% matching of up to 6% of the 401(k) contributions provided to the account for each eligible participant. Our 401(k) Plan contribution cost for the twelve months ended December 31, 2008 is $20,421 and it is required for payment prior to the final filing of our 2008 Federal Corporate Tax filing. There has not been any additional Company matching costs since March 15, 2008 and none is projected for calendar year 2009.

Severance

         Upon termination of employment, most executive officers are entitled to receive severance payments under their employment and/or engagement agreements. In determining whether to approve and setting the terms of such severance arrangements, the compensation committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. The employment agreement with our CEO, which expires on December 31, 2010, provides that we pay him an annual salary through the term of the agreement if terminated without cause.

         We believe that our Executive Officers' severance package is generally in line with severance packages offered to chief executive officers of the companies of similar size to us represented in the compensation data we reviewed.

Compensation of Directors

         Non-employee Board member compensation consists of an annual retainer ("Directors' fees") of $150,000, which in 2008 was paid two thirds in cash and one third in our common stock. On September 9, 2003, the Directors approved a 10 year plan which authorizes up to 1,000,000 shares for use in supporting this compensation plan. The number of shares paid shall have a value of $12,500 with the value of the shares being determined by the closing price of our common stock on the NYSE Alternext US Exchange on the last day of the calendar quarter. Director's fees are paid quarterly at the end of each calendar quarter.

         On November 28, 2009, Thomas K. Equels joined our Board of Directors as a non-employee Board member in which his compensation of $150,000 for all director fees were agreed to be paid in the form of our common stock.

         All Directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock. We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors.

         Commencing as of January 1, 2009, the ratio of stock to cash being paid as Director's fees ("Annual Compensation") was changed. The Annual Compensation for each of the directors then serving, other than Thomas Equels, consists of $25,000 and shares of common stock having a value of $125,000 ("Share Compensation"). The Annual Compensation for Thomas Equels consists of shares of common stock having a value of $150,000 ("Share Compensation").

         To the extent that Share Compensation would exceed 1,000,000 shares in the aggregate for the ten year period commencing January 1, 2003 as previously approved by Resolution of the Board of September 9, 2003, shares for Share Compensation shall be issued under the our 2007 Equity Incentive Plan.



Summary Compensation Table - 2006

-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
Name and Principal   Salary/Fees   Bonus    Stock    Option Award  Non-Equity      Change in Pension  All Other     Total
Position                                    Award        (1)       Incentive Plan  Value and          Compensation
                                                                   Compensation    Nonqualified
                                                                                   Deferred
                                                                                   Compensation
                                                                                   Earnings
W. A. Carter,
CEO                 $655,686      $166,624    -      $1,236,367      -               -                $118,087(2)    $2,186,764
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
A. Bonelli,
COO                  35,000(4)      50,000    -         122,601      -               -                  3,000 (2)       210,601
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
R. E. Peterson,
CFO                  259,164        64,791    -         373,043      -               -                    -             696,998
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
D. Strayer,
Medical Director     225,144        -         -         19,200       -               -                    -             244,344
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
M. J. Liao,
Director - QC        158,381        -         -          9,600       -               -                  18,246(3)       186,406
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
C. Smith,
VP of MFG            143,136        -         -          9,600       -               -                  17,227(3)       169,963
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
R. Hansen,
VP of
Manufacturing        140,311        -         -          9,600       -               -                  17,006(3)       166,917
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
R. D. Hulse          105,000        -         -          -           -               -                    -             105,000
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------

Notes:

(1) Based on Black Scholes Pricing Model of valuing options. Total Fair Value of Option Awards granted to officers in 2006 was $1,780,011.

(2) Consists of Healthcare premiums, life insurance premiums, 401-K matching funds, qualifying insurance premium, company car and parking cost.

(3)  Consists of healthcare premiums and 401-K matching funds.

(4)  Mr. Bonelli joined us on November 27, 2006. His annual salary is $350,000.


Summary Compensation Table - 2007
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
Name and Principal   Salary/Fees   Bonus    Stock    Option Award  Non-Equity      Change in Pension  All Other     Total
Position                                    Award        (1)       Incentive Plan  Value and          Compensation
                                                                   Compensation    Nonqualified
                                                                                   Deferred
                                                                                   Compensation
                                                                                   Earnings

W. A. Carter,
 CEO                $637,496     $166,156   -       $1,688,079     -                -                $123,063(2)     $2,664,794
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
A. Bonelli,
COO                  350,000(4)    87,500   -           59,684     -                -                  33,375(3)        530,504
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
R. E. Peterson,
CFO                  259,164       64,791   -          153,055     -                -                   -               477,010
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
D. Strayer,
Medical
Director             240,348       50,347   -           79,810     -                -                   -               370,505
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------

C. Smith,
VP of MFG.           147,695         -      -           34,235     -                -                   30,088(4)       212,018
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------

K. Ferencz-
Biro, VP of
Reg. Affairs         145,000         -      -           11,744     -                -                   13,999(5)       170,743
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------

W. Springate,
VP of
Operations           150,000       37,500   -           36,253     -                -                   13,429(5)       237,182
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------

R. Lander,
VP of Quality
Assurance            178,000         -      -           11,744     -                -                    9,649(6)       199,393
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------


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

(5)  Healthcare premiums and 401-K matching funds.

(6)  Healthcare premiums.


Summary Compensation Table - 2008
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
Name and Principal   Salary/Fees   Bonus    Stock    Option Award  Non-Equity      Change in Pension  All Other     Total
Position                                    Award        (1)       Incentive Plan  Value and          Compensation
                                                                   Compensation    Nonqualified
                                                                                   Deferred
                                                                                   Compensation
                                                                                   Earnings

W. A. Carter, CEO   $664,624        $-      -       $316,571(4)          -              -             $106,094(2)    $1,087,289
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
R. E. Peterson, CFO  259,164         -      -        -          -                       -                    -          259,164
(3)
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
D. Strayer, Medical  201,389         -      -         16,168(4)          -              -                    -          217,309
Director
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
C. Smith,            147,695         -      -            600(4)          -              -               23,072(5)       171,367
VP of MFG.
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
K. Ferencz-Biro, VP  145,000         -      -         -                  -              -               11,461(6)       156,461
of Reg. Affairs
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
W. Springate, VP of  150,000         -      -         -                  -              -                7,354(6)       157,354
Operations
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------
R. Lander,           178,000         -       -        -                  -              -                9,649(7)       187,649
VP of Quality
Assurance
-------------------  -----------   ------   -------  ------------  --------------- -----------------  ------------- -----------

Notes:

(1) Based on Black Scholes pricing model of valuing options. Total fair of options granted to Officers in 2007 was $364,648.

(2) Consists of a) Life Insurance premiums totaling $66,411; b) Healthcare premiums of $28,586; and d) Company car expenses of $11,097.

(3)  Mr. Peterson retired from the Company Effective December 31, 2008.

(4)  Issue of options for options previously granted that expired unexercised.

(5) Consists of Healthcare premiums of $21,226, and 401-K matching funds of $1,846.

(6)  Healthcare premiums and 401-K matching funds.

(7)  Healthcare premiums.


2007 Stock Option Grants to Executive Officers

The following table provides additional information about option awards granted to our Named Executive Officers during the year ended December 31, 2007. The compensation plan under which the grants in the following tables were made are described in the Compensation Discussion and Analysis section headed "Long-Term
Equity Incentive Awards".

----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
Name              Grant Date      No. of Options    Exercise Price per  Expiration Date  Closing Price on  Grant Date Fair Value
                                                    Share                                Grant             of Option (2)
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
W.A. Carter, CEO   9/10/07        1,000,000(1)                 $2.00        9/9/17            1.24                 674,063
                   10/1/07        1,400,000(1)                  3.50       9/30/17            1.60               1,014,016
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
A. Bonelli, COO    2/22/07           50,000                     2.07       2/27/17            1.88                  59,684
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
R.E. Peterson, CFO 1/23/07           13,750(1)                  2.37       1/23/17            2.10                  18,242
                   9/10/07          200,000(1)                  2.00        9/9/17            1.24                 134,813
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
D. Strayer,        1/23/07           20,000(1)                  2.37       1/23/17            2.10                  26,534
Medical Director
                   9/10/07           50,000(1)                  2.00        9/9/17            1.24                  33,703
                   12/6/07           25,000                     1.30       12/6/17            1.30                  19,573
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
C. Smith,          1/23/07            6,791(1)                  2.37       1/23/17            2.10                   9,010
VP of MFG.
                   9/10/07           20,000(1)                  2.00        9/9/17            1.24                  13,481
                   12/6/07           15,000                     1.30       12/6/17            1.30                  11,744
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
W. Springate,       5/1/07           20,000                     1.78       4/30/17            1.63                  20,595
VP of Operations   12/6/07           20,000                     1.30       12/6/17            1.30                  15,658
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
K. Ferencz-Biro,   12/6/07           15,000                     1.30       12/6/17            1.30                  11,744
VP of Reg. Affairs
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
R. Lander,         12/6/07           15,000                     1.30       12/6/17            1.30                  11,744
VP of Quality
Assurance
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------

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




2008 Stock Option Grants to Executive Officers

The following table provides additional information about option awards granted to our Named Executive Officers during the year ended December 31, 2008. The compensation plan under which the grants in the following tables were made are described in the Compensation Discussion and Analysis section headed "Long-Term
Equity Incentive Awards".

----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
Name              Grant Date      No. of Options    Exercise Price per  Expiration Date  Closing Price on  Grant Date Fair Value
                                                    Share                                Grant             of Option (2)
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
W.A. Carter, CEO  2/18/08             190,000(1)              $4.00       2/18/18              0.89                  61,437

                  9/17/08           1,450,000(1)               2.20       9/17/18              0.52                 255,134
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
D. Strayer,       2/18/08              50,000(1)               4.00       2/18/18              0.89                  16,168
Medical Director
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------
C. Smith, VP MFG. 2/18/08               5,000(1)               4.00       2/18/18              0.89                     600
----------------- -------------- ------------------ ------------------- ---------------- ----------------- -----------------------

1)   Renewal of previously issued options that expired unexercised.

2) These amounts shown represent the approximate amount we recognize for financial statement reporting purposes in fiscal year 2008 for the fair value of equity awards granted to the named executive officers. As a result, these amounts do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in calculating the fair value of equity awards under SFAS No. 123(R), see Note 2(m) of our financial statements.




Outstanding Equity Awards at Year End - 2007

----------------- ----------------------------------------------------------------------------------------- -----------------------
                                         Option/Warrants Awards                                       Stock Awards
----------------- -------------------------------------------------------------------- --------------------------------------------
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
Name              Number of       Number of     Equity         Option   Option      Number of  Market    Equity         Equity
                  Securities      Securities    Incentive Plan Exercise Expiration  Shares or  Value of  Incentive Plan Incentive
                  Underlying      Underlying    Awards Number  Price    Date        Units of   Shares or Awards: Number Plan Awards:
                  Unexercised     Unexercised   of Securities                       Stock That Unit That of Unearned    Market or
                  Options (#)     Options (#)   Underlying                          Have Not   Have Not  Shares,Units   Payout Value
                  Exercisable     Unexercisable Unexercised                         Vested (#) Vested    or Other       of Unearned
                                                Unearned                                                 Rights That    Shares,Units
                                                Options (#)                                              Have Not       or Other
                                                                                                         Vested (#)     Rights That
                                                                                                                        Have Not
                                                                                                                         Vested
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
W.A. Carter, CEO   1,450,000           0            0           $2.20      9/8/08       -        -           -               -
                   1,000,000           0            0            2.00      9/9/17       -        -           -               -
                     190,000           0            0            4.00      1/1/08       -        -           -               -
                       3,728           0            0            2.71     12/31/10      -        -           -               -
                      10,000           0            0            4.03      1/3/11       -        -           -               -
                     167,000           0            0            2.60      9/7/14       -        -           -               -
                     153,000           0            0            2.60      12/7/14      -        -           -               -
                     100,000           0            0            1.75      4/26/15      -        -           -               -
                     465,000           0            0            1.86      6/30/15      -        -           -               -
                      70,000           0            0            2.87      12/9/15      -        -           -               -
                     300,000           0            0            2.38      1/1/16       -        -           -               -
                      10,000           0            0            2.61      12/9/15      -        -           -               -
                     376,650           0            0            3.78      2/22/16      -        -           -               -
                   1,400,000           0            0            3.50      9/30/17      -        -           -               -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
A. Bonelli, COO      100,000           0            0            2.11     11/26/16      -         -          -               -
                      50,000           0            0            2.07      2/27/17      -         -          -               -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
R. Peterson, CFO     200,000           0            0            2.00      9/9/17       -         -          -               -
                      50,000           0            0            3.44      6/22/14      -         -          -               -
                      13,824           0            0            2.60      9/7/14       -         -          -               -
                      55,000           0            0            1.75      4/26/15      -         -          -               -
                      10,000           0            0            2.61      12/8/15      -         -          -               -
                      50,000           0            0            3.85      2/28/16      -         -          -               -
                     100,000           0            0            3.48      4/14/16      -         -          -               -
                      30,000           0            0            3.55      4/30/16      -         -          -               -
                      13,750           0            0            2.37      1/22/17      -         -          -               -
                      10,000           0            0            4.03      1/3/11      -          -          -               -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
D. Strayer,           50,000           0            0            2.00      9/9/17      -          -          -               -
Medical Director      50,000           0            0            4.00      2/28/08     -          -          -               -
                      10,000           0            0            4.03      1/3/11      -          -          -               -
                      20,000           0            0            3.50      2/23/07     -          -          -               -
                      10,000           0            0            1.90     12/14/14     -          -          -               -
                      10,000           0            0            2.61      12/8/15     -          -          -               -
                      10,000         5,000          0            2.20     11/20/16     -          -          -               -
                      25,000           0            0            1.30      12/6/17     -          -          -               -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
C. Smith, VP of       20,000           0            0            2.00      9/9/17      -          -          -               -
MFG                    5,000           0            0            4.00      9/17/18     -          -          -               -
                      10,000           0            0            4.03      1/3/11      -          -          -               -
                      10,000           0            0            2.61      12/8/15     -          -          -               -
                       6,791           0            0            2.37      1/23/17     -          -          -               -
                      10,000           0            0            1.90      12/7/14     -          -          -               -
                       5,000         2,500          0            2.20     11/20/16     -          -          -               -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
W. Springate, VP       1,812           0            0            1.90      12/7/14     -          -          -               -
of Operations          2,088           0            0            2.61      12/8/05     -          -          -               -
                       5,000           0            0            2.20     11/20/16     -          -          -               -
                      20,200           0            0            1.78      4/30/17     -          -          -               -
                       6,067        13,333          0            1.30      12/6/17     -          -          -               -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
R. Lander, VP of
Quality Assurance      5,000        10,000          0            1.30      12/6/17     -          -           -              -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
K. Ferencz-Biro,
VP of Reg. Affairs     5,000        10,000                0      1.30      12/6/17     -          -           -              -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------



Outstanding Equity Awards at Year End - 2008

----------------- ----------------------------------------------------------------------------------------- -----------------------
                                         Option/Warrants Awards                                       Stock Awards
----------------- -------------------------------------------------------------------- --------------------------------------------
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
Name              Number of       Number of     Equity         Option   Option      Number of  Market    Equity         Equity
                  Securities      Securities    Incentive Plan Exercise Expiration  Shares or  Value of  Incentive Plan Incentive
                  Underlying      Underlying    Awards Number  Price    Date        Units of   Shares or Awards: Number Plan Awards:
                  Unexercised     Unexercised   of Securities                       Stock That Unit That of Unearned    Market or
                  Options (#)     Options (#)   Underlying                          Have Not   Have Not  Shares,Units   Payout Value
                  Exercisable     Unexercisable Unexercised                         Vested (#) Vested    or Other       of Unearned
                                                Unearned                                                 Rights That    Shares,Units
                                                Options (#)                                              Have Not       or Other
                                                                                                         Vested (#)     Rights That
                                                                                                                        Have Not
                                                                                                                         Vested
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
W.A. Carter, CEO   1,450,000           0             0         $2.20      9/17/18      -         -              -            -
                   1,000,000           0             0          2.00      9/9/17       -         -              -            -
                     190,000           0             0          4.00      2/18/18      -         -              -            -
                      73,728           0             0          2.71     12/31/10      -         -              -            -
                      10,000           0             0          4.03      1/3/11       -         -              -            -
                     167,000           0             0          2.60      9/7/14       -         -              -            -
                     153,000           0             0          2.60      12/7/14      -         -              -            -
                     100,000           0             0          1.75      4/26/15      -         -              -            -
                     465,000           0             0          1.86      6/30/15      -         -              -            -
                      70,000           0             0          2.87      12/9/15      -         -              -            -
                     300,000           0             0          2.38      1/1/16       -         -              -            -
                      10,000           0             0          2.61      12/9/15      -         -              -            -
                     376,650           0             0          3.78      2/22/16      -         -              -            -
                   1,400,000           0             0          3.50      9/30/17      -         -              -            -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
C. Bogard,  S VP     100,000           0             0          0.68      6/5/13       -         -              -            -
                      50,000           0             0          2.07      2/27/17      -         -              -            -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
R. Peterson, CFO     200,000           0             0          2.00      9/9/17       -         -              -            -
                      50,000           0             0          3.44      6/22/14      -         -              -            -
                      13,824           0             0          2.60      9/7/14       -         -              -            -
                      55,000           0             0          1.75      4/26/15      -         -              -            -
                      10,000           0             0          2.61      12/8/15      -         -              -            -
                      50,000           0             0          3.85      2/28/16      -         -              -            -
                     100,000           0             0          3.48      4/14/16      -         -              -            -
                      30,000           0             0          3.55      4/30/16      -         -              -            -
                      13,750           0             0          2.37      1/22/17      -         -              -            -
                      10,000           0             0          4.03      1/3/11       -         -              -            -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
D. Strayer,           50,000           0             0          2.00      9/9/17       -         -              -            -
Medical Director      50,000           0             0          4.00      2/28/18      -         -              -            -
                      10,000           0             0          4.03      1/3/11       -         -              -            -
                       5,000        15,000           0          3.50      2/23/07      -         -              -            -
                      10,000           0             0          1.90     12/14/14      -         -              -            -
                      10,000           0             0          2.61      12/8/15      -         -              -            -
                      15,000           0             0          2.20     11/20/16      -         -              -            -
                      16,667         8,333           0          1.30      12/6/17      -         -              -            -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
C. Smith, VP of       20,000           0             0          2.00      9/9/17       -         -              -            -
MFG                    5,000           0             0          4.00      9/17/18      -         -              -            -
                      10,000           0             0          4.03      1/3/11       -         -              -            -
                      10,000           0             0          2.61      12/8/15      -         -              -            -
                       6,791           0             0          2.37      1/23/17      -         -              -            -
                      10,000           0             0          1.90      12/7/14      -         -              -            -
                       7,500           0             0          2.20     11/20/16      -         -              -            -
                      10,000         5,000           0          1.30      12/6/17      -         -              -            -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
W. Springate, VP       1,812           0             0          1.90      12/7/14      -         -              -            -
of Operations          2,088           0             0          2.61      12/8/15      -         -              -            -
                       5,000           0             0          2.20     11/20/16      -         -              -            -
                      20,000           0             0          1.78      4/30/17      -         -              -            -
                      13,333         6,667           0          1.30      12/6/17      -         -              -            -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
R. Lander, VP of
Quality Assurance     10,000         5,000           0          1.30      12/6/17      -         -              -            -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------
K. Ferencz-Biro,
VP of Reg. Affairs    10,000         5,000           0          1.30      12/6/17      -         -              -            -
---------------- --------------- -------------- ------------ ---------- ----------- --------- --------  ------------   -----------



Options Exercised / Stock Vested - 2008

--------------------------- ------------------------------------------- ----------------------------------------------
                                          Option Awards                                 Stock Awards
--------------------------- ------------------------------------------- ----------------------------------------------
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
           Name               Number of Shares      Value Realized on     Number of Shares      Value of Realized on
                            Acquired on Exercise      Exercise ($)       Acquired on Vesting        Vesting ($)
                                     (#)                                         (#)
                                     (b)                   (c)                   (d)                    (e)
           (a)
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
W.A. Carter, CEO
                                    none
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
W.C. Bogard,
S VP                                none
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
R. Peterson, CFO
                                    none
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
D. Strayer, Medical
Director
                                    none
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
C. Smith,
VP MFG.                             none
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
W. Springate, VP of
Operations                          none
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
R. Lander,
VP of Quality Assurance             none
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
--------------------------- ---------------------- -------------------- ---------------------- -----------------------
K. Ferencz-Biro,
VP of Reg. Affairs
                                    none
--------------------------- ---------------------- -------------------- ---------------------- -----------------------


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Compensation Committee of the Board of Directors, consisting of Richard Piani, the Committee Chairman, William Mitchell, M.D. and Dr. Iraj E. Kiani, are all independent directors. There are no interlocking relationships.

COMPENSATION COMMITTEE REPORT

     Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on our Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the SEC.

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

Director Compensation - 2008

------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------
      Name            Fees      Stock          Option     Non-Equity    Change in Pension      All Other      Total ($)
                    Earned or   Awards ($)   Awards ($)   Incentive         Value and        Compensat-ion
                     Paid in                    (2)          Plan          Nonqualified           ($)
                    Cash ($)                             Compensation        Deferred
                                                             ($)           Compensation
                                                                             Earnings
------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------
------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------
T. Equels, Director    -0-      37,500          0             0                 0                395,369 (1)     433,869
------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------
------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------
W. Mitchell,       100,000      50,000          0             0                 0                  0             150,000
Director
------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------
------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------
R. Piani,          100,000      50,000          0             0                 0                  0             150,000
Director
------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------
------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------
I. Kiani,          100,000      50,000          0             0                 0                  0             150,000
Director
------------------ ------------ ----------- ----------- --------------- ------------------- ----------------- -----------

(1)      General Counsel fees as per Engagement Agreement.
(2)      No options were awarded in 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth as of March 1, 2009, the number and percentage of outstanding shares of common stock beneficially owned by:

o Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding common stock;

o    each of our directors and the Named Executives; and

o    all of our officers and directors as a group.

         As of March 3, 2009, there were no other persons, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding common stock.

--------------------------------------------- ------------------------------------ -------------------------------
Name and Address of                                Shares Beneficially Owned                % Of Shares
Beneficial Owner                                                                         Beneficially Owned
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
William A. Carter, M.D.                                   6,241,868 (1)                         7.7%
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
Ransom W. Etheridge                                         722,633 (2)                          *
2610 Potters Rd.
Virginia Beach, VA 23452
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
Richard C. Piani                                            600,685 (3)                          *
97 Rue Jeans-Jaures
Levaillois-Perret
France 92300
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
Warren C. Bogard, Ph.D.                                     100,000 (4)                          *
332 Long Ridge Lane
Exton, PA 19341
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
William M. Mitchell, M.D.                                   527,957 (5)                          *
Vanderbilt University
Department of Pathology
Medical Center North
21st and Garland
Nashville, TN 37232
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
Thomas K. Equels                                                                                 *
Director                                                    320,842
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
David R. Strayer, M.D.                                      229,246 (6)                          *
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
Carol A. Smith, Ph.D.                                        64,291 (7)                          *
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
Iraj-Eqhbal Kiani, Ph.D.                                    235,203 (8)                          *
Orange County Immune Institute
18800 Delaware Street
Huntingdon Beach, CA 92648
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
W. Springate                                                 48,900 (9)                          *
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
R. Lander, Ph.D.                                            15,000 (10)                          *
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
K. Ferencz-Biro, Ph.D.                                      15,000 (10)                          *
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
Charles T. Bernhardt CPA                                    65,079                               *
--------------------------------------------- ------------------------------------ -------------------------------
--------------------------------------------- ------------------------------------ -------------------------------
All directors and executive officers as a
group                                                    9,491,357                             11.7%
(11 persons)
--------------------------------------------- ------------------------------------ -------------------------------
* Less than 1%

(1) Includes shares issuable upon the exercise of (i) replacement options issued in 2006 to purchase 376,650 shares of common stock exercisable at $3.78 per share expiring on February 22, 2016; (ii) stock options issued in 2001 to purchase 10,000 shares of common stock at $4.03 per share expiring January 3, 2011; (iii) options issued in 2007 to purchase 1,000,000 shares of common stock exercisable at $2.00 per share expiring on September 9, 2017, these options replaced previously issued options that expired unexercised on August 13, 2007; (iv) warrants issued in 2003 to purchase 1,450,000 shares of common stock exercisable at $2.20 per share expiring on September 17, 2018, these options replaced previously issued options that expired unexcercised on September 8, 2008; (v) stock options issued in 2004 to purchase 320,000 shares of common stock at $2.60 per share expiring on September 7, 2014; (vi) Stock Options issued in 2005 to purchase 100,000 shares of common stock at $1.75 per share expiring on April 26, 2015; (vii) Stock options issued in 2005 to purchase 465,000 shares of common stock at $1.86 per share expiring June 30, 2015; and (viii) stock options issued in 2005 to purchase 70,000 shares of Common Stock at $2.87 per share expiring December 9, 2015; (ix) stock options issued in 2005 to purchase 10,000 shares of Common Stock at $2.61 per share expiring December 8, 2015; (x) 300,000 options issued in 2006 to purchase common stock at $2.38 per share and expiring on January 1, 2016; and (xi) 476,490 shares of Common Stock. Also includes 1,663,728 warrants and options originally issued to William
     A. Carter and subsequently transferred to Carter Investments of which Dr. Carter is the beneficial owner. These securities consist of (a) warrants issued in 2008 to purchase 190,000 shares of common stock at $4.00 per share expiring on February 17, 2018, these options replace previously issued warrants that expired unexercised on February 18, 2007, (b) stock options granted in 1991 and extended to purchase 73,728 shares of common stock exercisable at $2.71 per share expiring on December 31, 2019 and
     (c)options issued in 2007 to purchase 1,400,000 shares of common stock at $3.50 per share expiring on September 30, 2017, these options replaced previously issued options that expired unexercised on September 30, 2007.

(2) Includes shares issuable upon exercise of (i) 20,000 options issued in to purchase common stock at $4.00 per share expiring on February 17, 2018, these options replace previously issued warrants that expired unexercised on February 18, 2007; (ii) 100,000 warrants issued in 2002 exercisable $2.00 per share expiring on August 17, 2017, these options replaced previously issued options that expired unexercised on August 13, 2007;
     (iii) stock options issued in 2005 to purchase 100,000 shares of common stock exercisable at $1.75 per share expiring on April 26, 2015; and(iv) stock options issued in 2004 to purchase 50,000 shares of common stock exercisable at $2.60 per share expiring on September 7, 2014; (and (vi) 252,633 shares of common stock of which 40,900 are subject to security interest. Also includes 200,000 stock options originally granted to Ransom Etheridge in 2003 and 50,000 stock options originally granted to Ransom Etheridge in 2006, all of which were subsequently transferred to relatives and family trusts. 200,000 of these stock options are exercisable at $2.75 per share and expire on November 3, 2013. 37,500 of these options were transferred to Julianne Inglima; 37,500 of these options were transferred to Thomas Inglima; 37,500 of these options were transferred to R. Etheridge-BMI Trust; 37,500 options were transferred to R. Etheridge-TCI Trust and 50,000 of these options were transferred to the Etheridge Family Trust. 50,000 of these stock options are exercisable at $3.86 per share and expire on February 24, 2016. 12,500 of these shares were transferred to Julianne Inglima; 12,500 of these options were transferred to Thomas
     Inglima; 12,500 of these options were transferred to R. Etheridge - BMI Trust; and 12,500 of these options were transferred to R. Etheridge-TCI Trust. Julianne and Thomas are Mr. Etheridge's daughter and son-in-law.

(3) Includes shares issuable upon exercise of (i) 20,000 warrants issued in 1998 to purchase common stock at $4.00 per share expiring on February 17, 2018, these options replace previously issued warrants that expired unexercised on February 18, 2007; (ii) 100,000 warrants issued in 2007 exercisable at $2.00 per share expiring on September 17, 2017, these options replaced previously issued options that expired unexercised on August 13, 2007; (iii)options granted in 2004 to purchase 54,608 shares of common stock exercisable at $2.60 per share expiring on September 17, 2014;
     (iv) options granted in 2005 to purchase 100,000 shares of common stock exercisable at $1.75 per share expiring on April 26, 2015; (v) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2016; (vi) 230,177 shares of common stock owned by Mr. Piani; vii) 40,900 shares of common stock owned jointly by Mr. and Mrs. Piani; and (viii) and 5,000 shares of common stock owned by Mrs. Piani.

(4) Consists of (i) 100,000 options exercisable at $0.68 per share expiring June 5, 2013.

(5) Includes shares issuable upon exercise of (i) options issued in to purchase 12,000 shares of common stock at $6.00 per share; (ii) 100,000 warrants issued in 2007 exercisable at $2.00 per share expiring on September 9, 2017; (iii) 50,000 stock options issued in 2004 exercisable at $2.60 per share expiring on September 7, 2014; (iv) 100,000 stock options issued in 2005 exercisable at $1.75 per share expiring on April 26, 2015; (v) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2016; and (vi) 215,957 shares of common stock.

(6) (i) stock options issued in 2007 to purchase 20,000 shares of common stock at $2.37 per share expiring on February 22, 2017; (ii) warrants issued in 1998 to purchase 50,000 shares of common stock exercisable at $4.00 per share expiring on February 17, 2018. These options replace previously issued warrants that expired unexercised on February 18, 2007; (iii) stock options granted in 2001 to purchase 10,000 shares of common stock exercisable at $4.03 per share expiring on January 3, 2011; (iv) warrants issued in 2007 to purchase 50,000 shares of common stock exercisable at $2.00 per share expiring on September 17, 2017, these options replaced previously issued options that expired unexercised on August 13, 2007; (v) stock options issued in 2004 to purchase 10,000 shares of common stock exercisable at $1.90 per share expiring on December 7, 2014; (vi) stock options issued in 2005 to purchase 10,000 shares of Common Stock at $2.61 per share expiring December 8, 2015; (vii) stock options to purchase 15,000 shares of common stock at $2.20 per share expiring November 20, 2016;
     (viii)stock options issued in 2007 to purchase 25,000 shares of common stock at $1.30 per share expiring December 6, 2017 and (ix) 39,246 shares of common stock.

(7) Consists of shares issuable upon exercise of(i) 20,000 options issued in 2007 exercisable at $2.00 per share expiring in September 17, 2017, these options replaced previously issued options that expired unexercised on August 13, 2007; (ii) 6,791 stock options issued in 1997 exercisable at $2.37 expiring January 22, 2017; (iii) 10,000 stock options issued in 2001 exercisable at $4.03 per share expiring January 3, 2011; (iv) 10,000 stock options issued in 2004 exercisable at $1.90 expiring on December 7, 2014;
     (v) 10,000 stock options issued in 2005 to purchase Common Stock at $2.61 per share expiring December 8, 2015 and (vi) 7,500 stock options issued in 1996 to purchase common stock at $2.20 per share expiring November 20, 2016.

(8) Consists of shares issuable upon exercise of (i) 12,000 options issued in 2005 exercisable at $1.63 per share expiring on June 2, 2015; (ii) 15,000 options issued in 2005 exercisable at $1.75 per share expiring on April 26, 2015; (iii) stock options issued in 2006 to purchase 50,000 shares of common stock exercisable at $3.86 per share expiring February 24, 2016 and
     (iv) 158,203 shares of common stock.

(9) Consists of (i) stock options to acquire 1,812 shares of common stock at $1.90 per share expiring December 7, 2014; (ii) stock options to acquire 2,088 shares of common stock at $2.61 per share expiring December 8, 2015;
     (iii) 5,000 stock  options at $2.20 per share  expiring  November 20, 2016;
     (iv) stock options to acquire 20,000 shares of common stock at $1.78 per share expiring April 30, 2017 and (v) stock options to acquire 20,000 shares at $1.30 per share expiring December 6, 2017.

(10) Consists of stock options to purchase 15,000 shares of common stock at $1.30 per share expiring on December 6, 2017.


Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence.

     We have employment agreements with certain of our executive officers and have granted such officers and directors options and warrants to purchase our common stock, as discussed under the headings, "Item 11. Executive Compensation," and "Item 12. Security Ownership of Certain Beneficial Owners and Management," as noted above.

     Ransom W. Etheridge, our Secretary, General Counsel and a former director, is an attorney in private practice, who renders corporate legal services to us from time to time, for which he has received fees totaling approximately $117,000 and $105,400 in 2007 and 2008, respectively. In addition, Mr. Etheridge served on the Board of Directors until November 2008 for which he received Director's Fees of cash and stock. He was paid $150,000 in cash and stock for the time served in 2008. In 2007 he was paid $150,000 in cash and stock for his services as a Director.

     We used the property acquired in late 2004 by Retreat House, LLC an entity in which the children of William A. Carter have a beneficial interest. We paid Retreat House, LLC $153,000 and $41,200 in 2007 and 2008, respectively, for the use of the property at various times.

     Tom Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008. Mr. Equels has provided legal serves to us for several years. In 2008 and 2007, we paid Mr. Equel's law firm $395,000 and $215,000, respectfully, for services rendered. Mr. Equel's received $37,500 in our stock for his Board fees in 2008.

     We have continued to utilize The Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist us in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome (CFS) and Avian Flu. We paid The Sage Group approximately $24,000, $25,000 and $167,000 in fees for the years ended December 31, 2006, 2007 and 2008, respectively.

     Kati Kovari, M.D. was paid $13,000 in 2007 and 2008 for her part-time services to us as Assistant Medical Director. Dr. Kovari is the spouse of W. A. Carter, our CEO.

ITEM 14. Principal Accountant Fees and Services.

         All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total fees by McGladrey & Pullen, LLP ("McGladrey") for 2007 and 2008 were $280,000 and $308,000, respectively. The following table shows the aggregate fees for professional services rendered during the year ended December 31, 2008.

--------------------------    ----------------------------------------------
                                                     Amount ($)
--------------------------    ----------------------- ----------------------
Description of Fees                      2007                   2008
--------------------------    ----------------------- ----------------------
Audit Fees                            $280,000               $315,000

Audit-Related Fees                       -0-                     -0-

Tax Fees                                 -0-                     -0-

All Other Fees                           -0-                     -0-
                                         ---                     ---
Total                                 $280,000               $315,000
                                      ========               ========
--------------------------    ----------------------- ----------------------

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

         The Audit Committee has determined that McGladrey's rendering of these audit-related services was compatible with maintaining auditor's independence. The Board of Directors considered McGladrey to be well qualified to serve as our independent public accountants. The committee also pre-approved the charges for services performed in 2007 and 2008.

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


                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

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

3.1.1 Series E Preferred Stock.

3.2  Amended and Restated By-laws of Registrant. (17)

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

4.16 Form of Series C amended 7% Convertible Debenture of the Company (amending Debenture issued on July 13, 2004 and due January 31, 2006).(11)

4.17 Form of Warrant issued effective October 6, 2005 for Common Stock of the Company.(11)

4.18 Form of Commitment Warrant issued in February 2009 under the Standby Financing Agreement.*

4.19 Form of Indenture filed with Universal shelf registration statement.(18)

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

10.6 Form of Collaboration Agreement.

10.7 Amended and Restated Employment Agreement by and between the Company and Dr. William A. Carter, dated as of July 1, 1993.(7)

10.8 Employment Agreement by and between the Registrant and Robert E. Peterson, dated April 1, 2001.

10.9 License Agreement by and between the Company and The Johns Hopkins University, dated December 31, 1980.

10.10Technology Transfer, Patent License and Supply Agreement by and between the Company, Pharmacia LKB Biotechnology Inc., Pharmacia P-L Biochemicals Inc. and E.I. du Pont de Nemours and Company, dated November 24, 1987.

10.11Pharmaceutical  Use  Agreement,  by and  between  the  Company  and  Temple
     University, dated August 3, 1988.

10.12Assignment and Research Support Agreement by and between the Company, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989.

10.13Lease Agreement between the Company and Red Gate Limited Partnership, dated November 1, 1989, relating to the Company's Rockville, Maryland facility.

10.14 Agreement between the Company and Bioclones (Proprietary) Limited.

10.15Amendment,  dated  August 3, 1995,  to  Agreement  between  the Company and
     Bioclones (Proprietary) Limited (contained in Exhibit 10.14).

10.16 Licensing Agreement with Core BioTech Corp.

10.17 Licensing Agreement with BioPro Corp.

10.18 Licensing Agreement with BioAegean Corp.

10.19 Agreement with Esteve.

10.20 Agreement with Accredo (formerly Gentiva) Health Services.

10.21 Agreement with Biovail Corporation International.

10.22Forbearance  Agreement  dated  March  11,  2003,  by  and  between  ISI,the
     American National Red Cross and the Company.(1)

10.23Forbearance  Agreement  dated  March  11,  2003,  by and  between  ISI,  GP
     Strategies Corporation and the Company.(1)

10.24Securities  Purchase  Agreement,  dated  March 12,  2003,  by and among the
     Company and the Buyers named therein.(1)

10.25Registration  Rights  Agreement,  dated  March 12,  2003,  by and among the
     Company and the Buyers named therein.(1)

10.26Securities  Purchase  Agreement,  dated  July 10,  2003,  by and  among the
     Company and the Buyers named therein.(4)

10.27Registration  Rights  Agreement,  dated  July 10,  2003,  by and  among the
     Company and the Buyers named therein.(4)

10.28Securities  Purchase  Agreement,  dated  October 29, 2003, by and among the
     Company and the Buyers named therein.(5)

10.29Registration  Rights  Agreement,  dated  October 29, 2003, by and among the
     Company and the Buyers named therein.(5)

10.30Securities  Purchase  Agreement,  dated  January 26, 2004, by and among the
     Company and the Buyers named therein.(6)

10.31Registration  Rights  Agreement,  dated  January 26, 2004, by and among the
     Company and the Buyers named therein.(6)

10.32 Memorandum of Understanding with Fujisawa. (8)

10.33Securities  Purchase  Agreement,  dated  July 30,  2004,  by and  among the
     Company and the Purchasers named therein.(9)

10.34Registration  Rights  Agreement,  dated  July 30,  2004,  by and  among the
     Company and the Purchasers named therein. (9)

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

10.44 Change in control agreement with Robert E. Peterson (12)

10.45 Change in control agreement with Ransom Etheridge (12)

10.46 Supply Agreement with Hollister-Stier Laboratories LLC

10.47 Manufacturing and Safety Agreement with Hyaluron, Inc.

10.48Common  Stock  Purchase  Agreement,  dated July 8,  2005,  by and among the
     Company and Fusion Capital Fund II, LLC.(13)

10.49Registration  Rights  Agreement,  dated  July 8,  2005,  by and  among  the
     Company and Fusion Capital Fund II, LLC.(13)

10.48Common Stock  Purchase  Agreement,  dated April 12, 2006,  by and among the
     Company and Fusion Capital Fund II, LLC.(14)

10.49Registration  Rights  Agreement,  dated  April 12,  2006,  by and among the
     Company and Fusion Capital Fund II, LLC.(14)

10.50 Supply Agreement with Hollister-Stier Laboratories LLC.(15)

10.51 Manufacturing and Safety Agreement with Hyaluron, Inc. (15)

10.52April 19, 2006 Amendment to Common Stock Purchase Agreement by and among the Company and Fusion Capital Fund II, LLC.(15)

10.53July 21, 2006 Letter Amendment to Common Stock Purchase Agreement by and among the Company and Fusion Capital Fund II, LLC.(15)

10.54 Royalty Purchase Agreement with Stem Cell Innovations, Inc. (15)

10.55 Biken Activating Agreement. (16)

10.56 Biken Material Evaluation Agreement. (16)

10.57Common  Stock  Purchase  Agreement,  dated July 2,  2008,  by and among the
     Company and Fusion Capital.(19)

10.58Registration  Rights  Agreement,  dated  July 2,  2008,  by and  among  the
     Company and Fusion Capital.(19)

10.59Amendment to Common Stock Purchase Agreement, dated July 23, 2008, by and among the Company and Fusion Capital.(20)

10.60 Employee Wage Or Hours Reduction Program.*

10.61 Standby Financing Agreement.*

10.62 Engagement Agreement with Charles T. Bernhardt, CPA.*

10.63 Goal Achievement Incentive Award Program. (21)

21   Subsidiaries of the Registrant.

23.1 McGladrey & Pullen, LLP consent.*

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.*

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.*

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.*

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.*

------------------------------------------------------------

  *      Filed herewith

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

(15) Filed with the Securities and Exchange Commission on July 31, 2006 as an exhibit to the Company's Form S-1 Registration Statement (No. 333-136187) and is hereby incorporated by reference.

(16) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) dated December 13, 2007 and is hereby incorporated by reference.

(17) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) filed October 22, 2008 and is hereby incorporated by reference.

(18) Filed with the Securities and Exchange Commission as an exhibit to the Company's Form S-3 Registration Statement (No. 333-151696) and is hereby incorporated by reference.

(19) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) filed July 8, 2008 and is hereby incorporated by reference.

(20) Filed with the Securities and Exchange Commission as an exhibit to the Company's quarterly report on Form 10-Q (No. 1-13441) for the period ended June 30, 2008 and is hereby incorporated by reference.

(21) Filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (No. 1-13441) filed November 28, 2008 and is hereby incorporated by reference.

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

March 13, 2009


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


/s/ William A. Carter     Chairman of the Board,             March 13, 2009
----------------------    Chief Executive
William A. Carter, M.D.   Officer and Director

/s/ Richard Piani         Director                           March  13, 2009
---------------------
Richard Piani

/s/ Charles T. Bernhardt  Chief Financial Officer (Interim)  March  13, 2009
------------------------
Charles T. Bernhardt CPA

/s/ Thomas Equels         Director                           March  13, 2009
-------------------
Thomas Equels

/s/ William Mitchell      Director                           March  13, 2009
---------------------
William Mitchell, M.D., Ph.D.

/s/ Iraj E. Kiani         Director                           March  13, 2009
-----------------
Iraj E. Kiani, Ph.D.


       F1

        HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES
        Index to Consolidated Financial Statements

                                                                 Page
  Report of Independent Registered
  Public Accounting Firm. . . . . . . . . . . . . . . . . . . . . F-2

  Consolidated Balance Sheets at December
  31, 2007 and 2008.  . . . . . . . . . . . . . . . . . . . . . . F-3

  Consolidated Statements of Operations
  for each of the years in the three-year period
  ended December 31, 2008. . . .. . . . . . . . . . . . . . . . . F-4

  Consolidated  Statements of Changes in Stockholders'
  Equity and Comprehensive
  Loss for each of the years in the three-year period ended
  December 31, 2008  . . . . . . . . . . . . . . . . . . . . . .  F-5

  Consolidated Statements of Cash Flows for
  each of the years in the three-year period ended
  December 31, 2008. . . . . . . . . . . . . . . . . . . . . . .   F-6

  Notes to Consolidated Financial Statements . . . . . . . . . .   F-8

  Schedule II - Valuation and qualifying Accounts
  for each of the years in the three year period
  ended December 31, 2008. . . . . . . . . . . . . . . . . . . .   F-41





       F2




             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
Hemispherx Biopharma, Inc.


We have audited the consolidated balance sheets of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2007 and 2008 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of Hemispherx Biopharma, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hemispherx Biopharma, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework [issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)] and our report dated March 13, 2009, expressed an unqualified opinion on the effectiveness of Hemispherx Biopharma, Inc.'s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March 13, 2009


       F3



                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2007 and 2008

             (in thousands, except for share and per share amounts)
                                                                                      2007                2008
                                                                                      ----                ----
                                    ASSETS
Current assets:
 Cash and cash equivalents (Notes 2 & 17)                                                $11,471             $6,119
 Short term investments (Notes 2 & 4)                                                      3,944                  -
 Inventories (Note 3)                                                                        511                864
 Accounts and other receivables (Note 2)                                                      77                  -
 Prepaid expenses and other current assets                                                   146                330
 Assets held for sale (Note 2)                                                               450                  -

                                                                                 ----------------    --------------
         Total current assets                                                             16,599              7,313
                                                                                 ----------------    --------------

Property and equipment, net (Note 2)                                                       4,821              4,877
Patent and trademark rights, net (Notes 2 & 5)                                               958                969
Investment                                                                                    35                 35
Royalty interest, net (Note 5)                                                               243                  -
Construction in progress (Note 2)                                                            469                  -
Other assets                                                                                  17                 17

                                                                                 ----------------    --------------
         Total assets                                                                   $ 23,142            $13,211
                                                                                        ========            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                         $1,118               $791
 Accrued expenses (Notes 2 & 6)                                                            1,069                876

                                                                                 ----------------    --------------
 Total current liabilities                                                                 2,187              1,667
                                                                                 ----------------    --------------


Commitments and contingencies
(Notes 10, 12, 13, 15)

Stockholders' equity (Note 8):
Preferred stock, par value $0.01 per share,    authorized 5,000,000; issued
and outstanding; none                                                                          -                  -
Common stock, par value $0.001 per share, authorized 200,000,000 shares;
issued and outstanding 73,760,446 and 78,750,995, respectively
                                                                                              74                 79
 Additional paid-in capital                                                              206,078            208,874
 Accumulated other comprehensive loss                                                        (7)                  -
 Accumulated deficit                                                                     (185,190)        (197,409)

                                                                                 ----------------    --------------
 Total stockholders' equity                                                               20,955             11,544
                                                                                 ----------------    --------------

 Total liabilities and stockholders' equity                                              $23,142            $13,211
                                                                                         =======            =======

See accompanying notes to consolidated financial statements.


       F4



                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                          Years ended December 31,
                                                                        -----------------------------
                                                                   2006                2007                2008
                                                                   ----                ----                ----

Revenues:
Sales of product, net                                                   $ 750               $ 925                $173
Clinical treatment programs                                               183                 134                  92
                                                                          ---                 ---                 ---

Total Revenues                                                            933               1,059                 265
                                                                          ---               -----                 ---

Costs and Expenses:
Production/cost of goods sold                                           1,275                 930                 798
Research and development                                               10,127              10,444               5,800
General and administrative                                              8,225               8,974               6,478
                                                                        -----               -----               -----

Total Costs and Expenses:                                              19,627              20,348              13,076
                                                                       ------              ------              ------

Operating loss                                                       (18,694)            (19,289)            (12,811)

Reversal of previously accrued interest expense                             -                 346                   -
Interest and other income                                                 554               1,200                 592
Interest expense                                                        (646)               (116)                   -
Financing costs (Note 7)                                                (613)               (280)                   -
                                                                        -----               -----             -------

Net loss                                                           $ (19,399)           $(18,139)          $ (12,219)
                                                                   ==========           =========          ==========

Basic and diluted loss per share                                      $ (.31)             $ (.25)              $(.16)
                                                                      =======             =======              ======

Weighted average shares outstanding Basic and Diluted
                                                                   61,815,358          71,839,782          75,142,075
                                                                   ==========         ===========          ==========


See accompanying notes to consolidated financial statements.





       F5



                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
 Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
                        (in thousands except share data)
                                                               Common                   Accumulated
                                                               Stock .001  Additional      other                          Total
                                              Common Stock     Par Value   paid-in     Comprehensive    Accumulated    stockholders
                                               Shares                      capital      Income (loss)     deficit         equity
                                                ------         --------    -------      -------------      -------        ------
Balance December 31, 2005                     56,264,155         $ 56      $166,394         $  (171)    $ (147,652)         $18,627
Shares issued for:
   Payment of accounts payable                   111,085            -           272                -              -             272
   Conversion of debt                            400,642            1           832                -              -             833
   Warrants exercised                            255,416            1           671                -              -             672
   Interest on convertible debt                   80,724            -           177                -              -             177
   Private placement, net of issuance costs    9,393,014            9        20,090                -              -          20,099
   Purchase patents                               61,728            -           150                -              -             150
   Purchase royalty interest                     250,000            -           620                -              -             620
Stock-based compensation                               -            -         2,483                -              -           2,483
Net comprehensive loss                                 -            -             -              217       (19,399)        (19,182)
                                                ---------   ----------   -----------   -------------  ---- --------  -     --------
Balance December 31, 2006                      66,816,764          67       191,689               46      (167,051)          24,751
Shares issued for:
   Interest on convertible debt                   116,745           -           193                -              -             193
   Private placement, net of issuance costs     6,651,502           7        11,613                -              -          11,620
   Stock issued for set tlement of
     accounts  payable                            175,435           -           292                -              -             292
Stock based compensation                                -           -         2,291                -              -           2,291
Net comprehensive loss                                  -           -             -             (53)       (18,139)        (18,192)
                                               ----------   ----------   -----------   -------------  ---- --------  --    --------
Balance December 31, 2007                      73,760,446          74       206,078              (7)      (185,190)          20,955
Shares issued for:
   Private placement, net of issuance costs     1,211,122           1           269                -              -             270
   Settlement of accounts payable               3,779,427           4         1,954                -              -           1,958
Stock based compensation                                -           -           573                -              -             573
Net comprehensive loss                                  -           -             -                7       (12,219)        (12,212)
                                               ----------   ----------   -----------   -------------    -----------        --------
Balance December 31, 2008                      78,750,995        $ 79     $ 208,874            $   -    $ (197,409)         $11,544
                                               ==========   ==========   ===========   =============    ===========         =======


See accompanying notes to consolidated financial statements



       F6

                   HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                Years ended December 31,
                                                                                ------------------------
                                                                            2006             2007              2008
                                                                            ----             ----              ----
Cash flows from operating activities:
 Net loss                                                                $(19,399)        $(18,139)         $(12,219)

Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation of property and
   equipment                                                                   192              266               342
 Amortization of patent, trademark   rights, and royalty
     interest                                                                  180              170               374
 Amortization of deferred
   financing costs                                                             608              281                 -
 Stock option and warrant
   compensation and service
   expense                                                                   2,483            2,291               573
Impairment losses                                                                -              526                 -
 Inventory reserve                                                             141              109              (65)
 Interest on convertible debt                                                  177              181                 -
Changes in assets and liabilities:
 Inventory                                                                     669              337             (288)
 Accounts and other receivables                                                  3            (148)                77
 Assets held for sale                                                            -            (678)               450
 Prepaid expenses and other
   current assets                                                             (26)               22             (184)
 Accounts payable                                                              829            (138)             1,702
 Accrued expenses                                                              396            (192)             (120)
                                                                  ----------------- ---------------- -----------------
 Net cash used in operating
   activities                                                             (13,747)         (15,112)           (9,358)
                                                                  ----------------- ----------------  ----------------
Cash flows from investing activities:
 Purchases of property and
     Equipment and construction in    progress, net
                                                                           (1,351)            (212)              (73)
 Additions to patent and trademark
   rights                                                                     (73)            (211)             (142)
 Maturities of short term
   investments                                                              12,548           21,132             3,951
 Purchase of short term
   investments                                                            (18,329)          (6,754)                 -
                                                                  ----------------- ---------------- -----------------
 Net cash (used in) provided by
   investing activities                                                   $(7,205)          $13,955            $3,736
                                                                          ========          =======            ======
       F7



                   HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                 (in thousands)

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                           2006               2007             2008
                                                                          ----               ----              ----
Cash flows from financing activities:

 Proceeds from issuance of common
   stock, net                                                             $20,099           $11,620             $ 270
 Payment of long-term debt                                                      -            (4,102)                -
 Collection of advance receivable                                               -             1,464                 -
 Proceeds from exercise of stock
   warrants                                                                   672                 -                 -

                                                                ------------------ ------------------ ---------------
 Net cash provided by financing
   activities                                                              20,771             8,892               270
                                                                ------------------ ------------------ ---------------

 Net (decrease) increase in cash
   and cash equivalents                                                      (181)            7,825           (5,352)

Cash and cash equivalents at  beginning of year
                                                                            3,827             3,646            11,471
                                                                ------------------ ------------------ ---------------

Cash and cash equivalents  at end of year                                 $ 3,646           $11,471            $6,119
                                                                           =======           =======           ======

Supplemental disclosures of cash flow information:
Issuance of common stock for
   accounts payable and accrued
   expenses                                                                 $ 272             $ 292             1,958
                                                                            =====             =====          ========
Issuance of common stock for
   debt conversion, interest payments and debt payments
                                                                          $ 1,010             $ 181                 -
                                                                          =======             =====          ========
Common stock issued for
   purchase of patents and royalty interest
                                                                            $ 770             $  -                  -
                                                                            =====             =====           =======
Unrealized gains/(losses) on investments
                                                                          $   217            $ (53)              $  7
                                                                          =======            ======              ====


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

     The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. The Company's foreign subsidiary of Hemispherx Biopharma Europe N.V./S.A. was established in Belgium in 1998, which has limited or no activity. All significant intercompany balances and transactions have been eliminated in consolidation.

     On October 10, 2007, the Company filed a New Drug Application ("NDA") with the US Food and Drug Administration ("FDA") for using Ampligen to treat Chronic Fatigue Syndrome. The Company received notice on December 5, 2007 from the FDA that its submission was determined to be insufficiently complete to permit substantive review. On January 8, 2008, the Company formally submitted to the FDA its response to all 14 questions posed by the FDA. The Company met with the FDA on February 8, 2008 to discuss the outstanding issues.

     On July 7, 2008, the U.S. Food and Drug Administration (FDA) accepted for review the Company's New Drug Application (NDA) for Ampligen(R), an experimental therapeutic to treat Chronic Fatigue Syndrome (CFS), originally submitted in October 2007. The Company is seeking marketing approval for the first-ever treatment for CFS.

     On February 18, 2009, the Company was notified by the FDA that the originally scheduled Prescription Drug User Fee Act ("PDUFA") date of February 25, 2009 has been extended to May 25, 2009. For more information on the NDA, please see "Note 19: Subsequent Events" under Notes to Consolidated Financial Statements.

 (2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

     Cash and Cash Equivalents consist of cash and money market with fair value of $11,471,000 and $6,119,000 at December 31, 2007 and 2008, respectively.
       F9
(b) Short-term Investments

     Investments with original maturities of more than three months and less than 12 months and marketable equity securities are considered available for sale. The investments classified as available for sale include debt securities and equity securities carried at estimated fair value of $3,944,000 at December 31, 2007. The unrealized gains and losses are recorded as a component of stockholders' equity. At December 31, 2008 the Company has no short term investments.

(c) Assets held for sale

     Assets held for sale consisted of equipment purchases related to the purified water system that was to be installed at the Company's manufacturing facility in New Brunswick, NJ. The Company reevaluated their manufacturing needs to determine the cost/benefit for installing the purified water system as compared to selling this asset. As a result of this process, in 2007 the Company reclassed the Equipment of $678,000 to Assets Held for Sale and then recorded an impairment charge of $228,000 to bring the cost down to its net realizable value of $450,000 as per SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In December 2008, the asset was sold for $450,000 without the need to recognize gain or loss on sale.

(d) Property and Equipment                            (in thousands)
                                                       December 31,
                                                      ------------
                                                  2007             2008
                                                 ------          ------
Land, buildings and improvements                 $4,094          $4,094
Furniture, fixtures, and equipment                2,097           2,495
Leasehold improvements                               85              85
                                                -------         -------
Total property and equipment                      6,276           6,674
Less accumulated depreciation and amortization    1,455           1,797
                                                 ------          ------
Property and equipment, net                      $4,821          $4,877
                                                 ======          ======

     Property and equipment is recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

     Construction in progress consists of funds used for the construction and installation of property and equipment within the Company's New Jersey facility. As of December 31, 2007, construction in progress was $469,000. $130,000 of equipment was returned to the manufacturer and the balance of $339,000 was reclassified to equipment along with $59,000 of new equipment purchased in November 2008

(e) Patent and Trademark Rights

     Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight line method over the established useful life of 17 years. The Company reviews its patents and trademark rights periodically to determine whether they have continuing value. Such review includes an analysis of the patent and trademark's ultimate revenue and profitability potential.
Management's review addresses whether each patent continues to fit into the Company's strategic business plans.
       F10
(f) Revenue

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

     Commercial sales of Alferon N Injection(R) were halted in April 2008 as the current expiration date of their finished goods inventory expired in March 2008. The FDA has declined to respond to the Company's requests for an extension of the expiration date, therefore they consider the request to be denied. Since their testing of the product indicates that it is not impaired and could be safely utilized, the finished goods inventory of 2,745 Alferon N Injection(R) 5ml vials will be used to produce approximately 11,000,000 sachets of Low Dose Oral Alferon (LDO) for future clinical trials.


(g) Net Loss Per Share

     Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company's convertible debentures, amounted to 26,016,660, 16,686,281 and 29,335,536 shares, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2006, 2007 and 2008, respectively, since their effect is antidilutive.

(h) Accounting for Income taxes

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2008. As a result of the implementation of Interpretation 48, there has been no material change to the Company's tax position as they have not paid any corporate income taxes due to operating losses. All tax benefits will likely not be recognized due to the substantial net operating loss carryforwards which will most likely not be realized prior to expiration. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

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

(i) Comprehensive loss

     Comprehensive loss consists of net loss and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholders' equity and comprehensive loss.
       F11
(j) Use of Estimates

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


(k) Recent Accounting Standards and Pronouncements:

     The Emerging Issues Task Force (EITF) issued in 2007 the following guidance:

o Issue No. 07-1, "Accounting for Collaborative Arrangements" was established to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company has no collaborative arrangements and this issue has no impact on the financial statements.

o Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" provides guidance that nonrefundable advance payments for goods or services, that will be used or rendered for future research and development activities, should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company is in compliance with this issue in reference to the Lovelace Laboratories advance payment for research and development.

o Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. This is required to be applied in the 1st Quarter of 2009 and the Company is in the process of determining the effect, but the Company does not expect it to have a material effect on the financial statements.

     On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an
Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions".
       F12
     The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

     Statement 159 was effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company elected not to adopt the fair value option for any eligible instruments.

     On December 4, 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." Statement 160 that established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement required the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest would be included in consolidated net income on the face of the income statement. Statement 160 clarified that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement required that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss would be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

     Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes adoption of this standard in 2009 will not have an impact on the financial condition or the results of the Company's operations.

     On April 21, 2008, the FASB posted a revised FASB Statement No. 133 Implementation guidance for Issues I1, Interaction of the Disclosure Requirements of Statement 133 and Statement 47, and K4, Miscellaneous: Income Statement Classification of Hedge Ineffectiveness and the Component of a Derivative's Gain or Loss Excluded from the Assessment of Hedge Effectiveness. The revisions relate to the issuance of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Company believes adoption of this standard has no impact on the financial condition or the results of the Company's operations.

     The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy under Statement 162 is as follows:
       F13
     * FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB, and Rules and interpretive releases of the SEC for SEC registrants.

     * FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

     * AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Appendix D EITF topics.

     Statement 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Since Statement 162 is only effective for nongovernmental entities, the GAAP hierarchy will remain in AICPA Statement on Auditing Standards (SAS) No. 69, The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles" in the Independent Auditor's Report, for state and local governmental entities and federal governmental entities. The Company believes the adoption of this standard will not have an impact on the financial condition or the results of the Company's operations.

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

     Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The Company believes the adoption of this standard in 2009 will not have an impact on the financial condition or the results of the Company's operations.

(l) Equity Based Compensation

     The Equity Plan effective May 1, 2004, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Plan of 2004. Unless sooner terminated, the Equity Plan of 2004 will continue in effect for a period of 10 years from its effective date.

     The Equity Incentive Plan of 2007, effective June 20, 2007, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2007. Unless sooner terminated, the Equity Incentive Plan of 2007 will continue in effect for a period of 10 years from its effective date.
       F14
     The Equity Plan of 2004 and the Equity Incentive Plan of 2007 are administered by the Board of Directors. The Plans provide for awards to be made to such officers, other key employees, non-employee directors, consultants and advisors of the Company and its subsidiaries as the Board may select.

     Stock options awarded under the Plans may be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than fair market value at the date of grant) as the Board may determine. The Board may provide for options to become immediately exercisable upon a "change in control," which is defined in the Plans to occur upon any of the following events: (a) the acquisition by any person or group, as beneficial owner, of 20% or more of the outstanding shares or the voting power of the outstanding securities of the Company; (b) either a majority of the directors of the Company at the annual stockholders meeting has been nominated other than by or at the direction of the incumbent directors of the Board, or the incumbent directors cease to constitute a majority of the Company's Board; (c) the Company's stockholders approve a merger or other business combination pursuant to which the outstanding common stock of the Company no longer represents more than 50% of the combined entity after the transaction; (d) the Company's stockholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of the Company's assets; or (e) any other event or circumstance determined by the Company's Board to affect control of the Company and designated by resolution of the Board as a change of control.

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

                                              December 31,
                           2006                   2007                2008
                            ----                  ----                ----

Risk-free interest rate  4.3 - 5.0%          3.39 - 4.77%        2.52 - 3.74%
Expected dividend yield      -                    -                   -
Expected lives           2.5 - 5 yrs           5 yrs               2.5-5 yrs
Expected volatility    72.62 - 79.31%       70.01 - 77.52%      73.84 - 79.2%
       F15
Weighted  average fair
value of options and
warrants  issued in the
years 2006, 2007 and
2008 respectively        $2,503,000          $2,216,091           $473,954


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


     Stock option activity during the years ended December 31, 2007 and 2008 is as follows:

Stock option activity for employees:
                                                                        Weighted
                                                             Weighted   Average
                                                             Average    Remaining     Aggregate
                                               Number of     Exercise   Contracted    Intrinsic
                                                Options      Price      Term (Years)  Value
                                               ---------    -------     ---------     --------
Outstanding January 1, 2006                     1,133,948    $2.19         7.07            -
Options granted                                   870,742     2.94         9.22            -
Options forfeited                                  (2,721)   (1.47)           -            -
                                               ----------   -------      -------      --------
Outstanding December 31, 2006                   2,001,969     2.51         8.01            -

Options granted                                 2,624,120     2.77         9.05            -

Options forfeited                                       -        -            -            -
                                               ----------  --------      -------      --------

Outstanding December 31, 2007                   4,626,089    $2.66         8.25            -
Options Granted                                 1,655,000     2.42         9.69            -
Options Forfeited                                 (22,481)    2.13            -            -
                                               ----------  --------     --------      --------
Outstanding December 31, 2008                   6,258,608    $2.60         7.92            -
                                                =========  ========     ========      ========
Exercisable December 31, 2008                   6,181,664    $2.61         7.95            -
                                                =========  ========     ========      ========

The weighted-average grant-date fair value of employee options granted during the year 2008 was $0.19.

       F16

Unvested stock option activity for employees:
                                                                        Weighted
                                                             Weighted   Average
                                                             Average    Remaining     Aggregate
                                               Number of     Exercise   Contracted    Intrinsic
                                                Options      Price      Term (Years)  Value

                                              ---------    -------     ---------     --------
Outstanding January 1, 2006                     54,314       $2.28        7.50           -
Options granted                                 62,393        2.20       10.00           -
Options forfeited                               (2,721)      (1.47)          -           -
                                               ---------    -------     ---------     --------
Outstanding December 31, 2006                   113,986       2.26        9.05           -

Options granted                                 130,000       1.34       10.00           -

Options vested                                  (77,223)     (6.86)       8.29           -
                                               --------     --------    ---------     --------

Outstanding December 31, 2007                   166,673       $1.59       7.18           -
Options Granted                                   -0-           -0-        -0-           -
Options Vested                                  (73,420)       1.68       8.58           -
Options Forfeited                               (16,399)       2.00       6.18
                                                --------    --------    ---------     --------
Outstanding December 31, 2008                    76,944       $1.41       3.89           -
                                                 ======     ========    =========     ========




Stock option activity for non-employees during the year:
                                                                        Weighted
                                                             Weighted   Average
                                                             Average    Remaining     Aggregate
                                               Number of     Exercise   Contracted    Intrinsic
                                                Options      Price      Term (Years)  Value

                                              ---------    -------     ---------     --------
Outstanding January 1, 2006                     851,732      $2.09        7.67           -
Options granted                                 475,000       3.60        9.09           -


Options forfeited                                  -0-         -0-         -0-           -
                                             -----------    -------     ---------     ---------
Outstanding December 31, 2006                 1,326,732      $2.63        8.18           -
Options granted                                 608,750       1.99        9.94           -

Options forfeited                                  -0-         -0-         -0-           -
                                             -----------    -------     ---------     ---------

Outstanding December 31, 2007                 1,935,482       2.43        8.05           -
Options Granted                                 482,000       2.02        6.72           -
Options Forfeited                                  -0-         -0-         -0-           -
                                             -----------    -------     ---------     ---------

Outstanding December 31, 2008                 2,417,482      $2.35        6.98           -
                                             ===========    =======     =========     =========
Exercisable December 31, 2008                 2,390,815      $2.36        7.13           -
                                             ===========    =======     =========     =========

The weighted-average grant-date fair value of non-employee options granted during the year 2008 was $0.31.

       F17

Unvested stock option activity for non-employees:

                                                                        Weighted
                                                             Weighted   Average
                                                             Average    Remaining     Aggregate
                                               Number of     Exercise   Contracted    Intrinsic
                                                Options      Price      Term (Years)  Value
                                               ---------    -------     ---------     --------
Outstanding January 1, 2006                       7,100      $2.61        9.00            -
Options granted                                  30,000       2.20       10.00            -

Options forfeited                                   -0-        -0-         -0-            -
                                               ---------    -------     ---------     ---------
Outstanding December 31, 2006                    37,100      $2.28        9.81            -

Options granted                                  25,000       1.30       10.00            -

Options vested                                  (22,100)     (2.30)       8.23            -
                                               ---------    -------     ---------     ---------

Outstanding December 31, 2007                    40,000      $1.50        9.30            -

Options granted                                     -0-       -0-          -0-            -

Options vested                                  (13,333)     (1.64)       6.91            -
                                               ---------    -------     ---------     ---------

Outstanding December 31, 2008                    26,667      $1.43        9.00            -
                                               =========    =======     =========     ========

           The impact on the Company's results of operations of recording stock-based compensation for the year ended December 31, 2008 was to increase general and administrative expenses by approximately $573,000 and reduce earnings per share by $.01 per basic and diluted share.

           As  of  December  31,  2008,   there  was  $46,000  of   unrecognized
stock-based compensation cost related to options granted under the Equity Incentive Plan.

(m)  Accounts Receivable

         Concentration of credit risk, with respect to accounts receivable, is limited due to the Company's credit evaluation process. The Company does not require collateral on its receivables. The Company's receivables primarily consist of amounts due from wholesale drug companies as of December 31, 2007 and 2008. The Company has agreements requiring its wholesaler drug companies to assess credit worthiness of the customers. The Company assesses collectability monthly by review of the accounts receivable aging report.

       F18
(3)    Inventories

         The Company uses the lower of first-in, first-out ("FIFO") cost or market method of accounting for inventory.

Inventories consist of the following:                        (in thousands)
                                                              December 31,
                                                             2007     2008
                                                            ------   ------
Raw materials and work in process                           $ 505    $ 864

Finished  goods,  net of reserves of $350,000  and $286,000
at December 31, 2007 and 2008                                   6        -
                                                            ------   ------
                                                             $511     $864
                                                            ======   ======

         Production of Alferon N injection(R) from our work-in-progress inventory, which has an approximate expiration date of 2012, has been put on hold at this time due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen(R) NDA. Work on the Alferon N Injection(R) is expected to resume in mid-2009 under the condition that adequate funding is obtained, which means that we may not have any Alferon N Injection(R) product commercially available until 2010.


 (4) Short-term investments:

                              December 31, 2007
                              -----------------
                                              Unrealized    Maturity
Name of security      Cost      Market value    loss         date
----------------      ----      ------------    ------       ----

Marshall & Isley   $1,979,000   $1,976,000     $(3,000)    March 2008
Intesa Funding      1,972,000    1,968,000      (4,000)    April 2008
                   ----------   ----------     -------
                   $3,951,000   $3,944,000     $(7,000)
                  ===========   ===========   ========

No investment securities were pledged to secure public funds at December 31, 2007. The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007.

                                     Less than 12 months           12 months or longer                   Total
                                     -------------------           -------------------                   -----
Name of           Number of       Fair value     Unrealized     Fair value     Unrealized      Fair value     Unrealized
                  ----------      ----------     -----------    ----------     -----------     ----------     ----------
security          Securities                        loss                          loss                            loss
--------          ----------                        ----                          ----                            ----
Marshall &
Isley                  1            $1,976,000       $(3,000)      $-             $-          $1,976,000         $(3,000)

Intesa Funding         1            1,968,000         (4,000)       -              -           1,968,000          (4,000)
                                    ----------        -------   ----------     ----------      ----------         -------
Total
temporary
impairment
securities             2           $3,944,000        $(7,000)      $-              $-         $3,944,000         $(7,000)
                                   ===========       ========   ==========     ==========     ===========        ========

       F19
         In management's opinion, the unrealized losses reflected changes in interest rates subsequent to the acquisition of specific securities. There were two securities in the less than 12 months category and none in the more than a twelve month category. The Company held these securities until maturity; therefore, the unrealized losses represented temporary impairment of the securities. In 2008, the Company did not hold any short-term investments.
(5) Patents, Trademark Rights and Other Intangibles

         Intangibles are stated at cost and amortized over the established useful life of 17 years for patents or over the period which the asset is expected to directly or indirectly contribute to the Company's cash flow.

         On July 3, 2006, and July 20, 2006, the Company entered into an agreement with Paul Griffin and The Asclepius Trust ("Asclepius") whereby the Company acquired the right, title and interest in certain awarded patents and pending patent applications ("patents"). Consideration given by the Company for the acquisition of these patents amounted to $150,000 paid with shares of the Company's common stock to Paul Griffin valued at the closing price on the date of the agreement or July 3, 2006. The value of the Company's common stock was $2.43 on this date and equated to consideration of 61,728 shares of the Company's common stock. The Company registered these shares on behalf of Mr. Griffin for public resale. Asclepius received in consideration a 2% royalty of the gross sums received from all sales utilizing or relying upon the patents. The Company recorded the acquisition of these patents as an intangible asset to be amortized over the remaining life of the patent under guidance set forth in SFAS No. 2 Accounting for Research and Development Costs ("FAS 2") which refers to SFAS No. 142 - Goodwill and Other Intangible Assets ("FAS 142"). The net book value of these patents, net of accumulated amortization, as of December 31, 2007 and 2008, was $136,000 and $128,000, respectively.

         On July 26, 2006, the Company executed an agreement with Stem Cell Innovations, Inc. (formerly Interferon Sciences, Inc.) whereby it acquired the royalty interest previously granted Interferon Sciences with respect to the Company's sale of products containing alpha interferon in exchange for 250,000 shares of common stock. The Company registered these shares on behalf of Stem Cell Innovations for public resale. The Company recorded this transaction on its balance sheet as an intangible asset under guidance provided by FAS 142. The total consideration paid to Stem Cell under the agreement amounted to $620,000 and was derived by multiplying the number of shares issued by the fair market value of the Company's common stock on the date of the agreement or $2.48 per share. The intangible asset is amortized over the period which the asset is expected to contribute directly or indirectly to the Company's cash flow. In 2007, the Company recorded an impairment charge of $298,000 as the Company determined that sufficient inventory is not on hand to realize the full economic benefit; therefore, the asset was written down to its estimated net realizable value. The balance of this intangible asset, as of December 31, 2007 and 2008, was $243,000 and $0, respectively. The balance was written-off in 2008 as we had no more Alferon(R) to sell.

         During the years ended December 31, 2006, 2007 and 2008, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges of $67,000, $7,000 and $4,000 respectively, which are included in research and development. Amortization expense was $94,000, $103,000 and $122,000 in 2006, 2007 and 2008, respectively. The total cost of the patents was $2,627,000 and $2,760,000 as of December 31, 2007 and 2008, respectively. The accumulated amortization as of December 31, 2007 and 2008 is $1,669,000 and $1,791,000, respectively.
       F20
         As of December 31, 2008, the weighted average remaining life of the patents and trademarks was 8 years. Amortization of patents and trademarks for each of the next five years is as follows: 2009 - $122,000, 2010 - $122,000, 2011 - $122,000, 2012 - $122,000 and 2013 - $122,000.

(6) Accrued Expenses

Accrued expenses at December 31, 2007 and 2008 consists of the following:
                                      (in thousands)
                                        December 31,
                                    ------------------
                                  2007              2008
                                 ------            ------
Compensation                      $360             $192
Professional fees                  187              497
Other expenses                     230               54
Other liability                    292              133
                                 ------           ------
                                $1,069             $876
                                 ======           ======

         The Company executed a Memorandum of Understanding (MOU) in January 2004 with Astellas Pharma ("Astellas"), formally Fujisawa Deutschland GmbH, a major pharmaceutical corporation, granting them an exclusive option for a limited number of months to enter a Sales and Distribution Agreement with exclusive rights to market Ampligen(R) for ME/CFS in Germany, Austria and Switzerland. The Company received an initial fee of 400,000 Euros (approximately $497,000 US) in 2004. On November 9, 2004, Astellas exercised their right to terminate the MOU. Pursuant to the agreement of the parties the Company refunded 200,000 Euros ($248,000 USD) to Astellas during the fourth quarter 2004. The Company recorded the remaining 200,000 Euros ($264,000 USD and $292,000 USD) as an accrued liability as of December 31, 2007. In 2008 the balance was recorded as other income.

(7)    Debenture Financing

         In June 2007, the Company retired all remaining debt related to its convertible debentures issued in October 2003, January 2004 and July 2004. Of the outstanding debt of approximately $4,102,000, only $2,638,000 was required to be paid in new funds to retire the debentures, with the balance being covered by the Company's advance receivable held as collateral by one of the debenture holders.

October 2003 Debentures

         The discount on the October 2003 Debentures was fully amortized; therefore, the Company did not record any financing costs for the years ended December 31, 2006, 2007 and 2008, respectively. Interest expense for the years ended December 31, 2006, 2007 and 2008, with regard to the October 2003 Debentures was approximately $145,000, $72,000 and $0, respectively.

January 2004 Debentures

         Financing costs for the years ended December 31, 2006, 2007 and 2008, was approximately $49,000, $0 and $0, respectively. Interest expense for the years ended December 31, 2006, 2007 and 2008, with regard to the January 2004 Debentures was approximately $77,000, $9,000 and $0, respectively.
       F21
July 2004 Debentures

         The Company recorded financing costs for the years ended December 31, 2006, 2007 and 2008, with regard to the July 2004 Debentures of $484,000, $231,000 and $0, respectively. Interest expense for the year ended December 31, 2006, 2007 and 2008, with regard to the July 2004 Debentures was approximately $78,000, $35,000 and $0, respectively.

 (8) Stockholders' Equity

(a) Preferred Stock

         The Company is authorized to issue 5,000,000 shares of $.01 par value preferred stock with such designations, rights and preferences as may be determined by the board of directors. There were no preferred shares issued and outstanding at December 31, 2007 and 2008.

(b) Common Stock

         The Company's stockholders approved an amendment to the Company's corporate charter at the Annual Shareholder meeting held in Philadelphia, PA on September 20, 2006. This amendment increased the Company's authorized shares from 100,000,000 to 200,000,000.

         As of December 31, 2007 and 2008,  73,760,446  and  78,750,995  shares, were outstanding, respectively.

 (c) Equity Financings

         On July 8, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"), pursuant to which Fusion has agreed, under certain conditions, to purchase on each trading day $40,000 of the Company's common stock up to an aggregate of $20.0 million over approximately a 25 month period, subject to earlier termination at the Company's discretion. In the Company's discretion, it may elect to sell less common stock to Fusion than the daily amount and may increase the daily amount as the market price of the Company's stock increases. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion did not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the common stock was less than $1.00.

         Pursuant to the Company's agreement with Fusion, the Company has registered for public sale to Fusion up to 10,795,597 shares of common stock. However, in the event that the Company decides to issue more than 10,113,278, i.e. greater than 19.99% of the outstanding shares of common stock as of the date of the agreement, the Company would first seek stockholder approval in order to be in compliance with American Stock Exchange rules. As of April 3, 2006, Fusion purchased 8,791,838 (4,678,382 in 2006) shares amounting to approximately $20,000,000 in gross proceeds to the Company, which completed the terms of the July 8, 2005, Fusion agreement. Pursuant to the agreement, the Company also issued 785,597 (235,287 in 2006) commitment fee shares and 10,000 shares as reimbursement for expenses.

         In connection with entering into the above agreement with Fusion, the Company, in July 2005, issued to Fusion 402,798 shares of its common stock. 392,798 of these shares represented 50% of the commitment fee due Fusion with the remaining 10,000 shares issued as reimbursement for expenses. An additional 392,799 shares, representing the remaining balance of the commitment, were issued in conjunction with daily purchases of common stock by Fusion. These
       F22
additional  commitment  shares were issued in an amount  equal to the product of
(x) 392,799 and (y) the Purchase Amount Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares were being purchased by Fusion and the denominator of which is $20,000,000.

         On April 12, 2006,  the Company  entered  into a Common Stock  Purchase
Agreement ("Purchase Agreement") with Fusion. Pursuant to the terms of the Purchase Agreement, Fusion has agreed to purchase from the Company up to $50,000,000 of common stock over a period of approximately twenty-five (25) months. Pursuant to the terms of the Registration Rights Agreement, dated as of April 12, 2006, the Company registered 12,386,723 shares issuable to or issued to Fusion under the Purchase Agreement. Once the Registration Statement was declared effective, each trading day during the term of the Purchase Agreement the Company has the right to sell to Fusion up to $100,000 of the Company's common stock on such date or the arithmetic average of the three lowest closing trade prices of the common stock during the immediately proceeding 12 trading day period. At the Company's option under certain conditions, Fusion can be required to purchase greater amounts of common stock during a given period. In connection with entering into the Purchase Agreement, the Company issued to Fusion as commitment shares 321,751 shares of common stock and the Company is obligated to issue an additional 321,751 commitment shares. These additional commitment shares will be issued in an amount equal to the product of (x) 321,751 and (y) the Purchase Amount Fraction. The "Purchase Amount Fraction" means a fraction, the numerator of which is the purchase price at which the shares are being purchased by Fusion and the denominator of which is $50,000,000.

         The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction. Fusion Capital may not purchase shares of the Company's common stock under the common stock purchase agreement if it, together with its affiliates, would beneficially own more than 9.9% of the common stock outstanding at the time of the purchase by Fusion. Fusion has the right at any time to sell any shares purchased under the 2006 Purchase Agreement which would allow it to avoid the 9.9% limitation. Due to AMEX guidelines, without prior stockholder approval, we do not have the right or the obligation under the Agreement to sell shares to Fusion in excess of 12,386,723 shares (i.e. 19.99% of the 61,964,598 outstanding shares of our common stock on April 12, 2006, the date of the 2006 Purchase Agreement) inclusive of commitment shares issued to Fusion under the Agreement. In addition, Fusion cannot purchase more than 27,386,723 shares, inclusive of the commitment shares under the Agreement. On September 20, 2006 stockholders voted to allow the sale of up to 27,386,723 shares pursuant to the terms of the Fusion agreement.

         As of December 31, 2007, Fusion had purchased from the Company 10,682,032 shares for aggregate gross proceeds of approximately $19,739,000. In addition, the Company issued to Fusion 127,065 shares towards the remaining commitment fee. No purchases were made by Fusion in 2008 under this agreement, which expired July 31, 2008.

         On July 2, 2008, the Company entered into a $30 million Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC ("Fusion") an Illinois limited liability company. Concurrently with entering into the Purchase Agreement, they entered into a registration rights agreement with Fusion. Pursuant to the registration rights agreement, the Company filed a registration statement related to the transaction with the U.S. Securities and Exchange Commission ("SEC") covering 21,300,000 shares that have been issued or may be issued to Fusion under the Purchase Agreement. The SEC declared effective
       F23
the registration statement on August 12, 2008. The Company has the right over a 25 month period to sell their shares of common stock to Fusion from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million. The purchase price of the shares related to the $30.0 million of future funding will be based on the prevailing market prices of their shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion. Fusion shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.40. Recently, the price of the Company's common stock had consistently fallen below $0.40 and, accordingly, no additional sales could be made to Fusion unless and until the daily closing price rises to $0.40 per share or better for twelve consecutive business days. The Purchase Agreement may be terminated by us at any time at our discretion without any cost to the Company. There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. In consideration for entering into the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued to Fusion 650,000 shares as a commitment fee. Also, the Company will issue to Fusion up to an additional 650,000 shares as a commitment fee pro rata as they receive up to the $30.0 million of future funding.

         Under the rules of the NYSE Alternext US (formerly, the American Stock Exchange), the Company may issue no more than 14,823,651 shares (19.99% of our outstanding shares as of July 2, 2008, the date of the purchase agreement) without first obtaining the approval of stockholders. That approval was obtained on November 11, 2008. As of December 31, 2008, the Company had executed transactions pursuant the Fusion Stock Purchase Agreement valued at $270,000 and 561,121 shares.

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
       F24



       Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:


                     ___________2006___________           ________2007________          ___________2008___________
                     --------------------------           --------------------          --------------------------
                                           Weighted                         Weighted                         Weighted
                                            Average                          Average                          Average
                               Option      Exercise             Option      Exercise             Option      Exercise
                               -------                          -------                          -------
                    Shares       Price       Price    Shares      Price       Price    Shares      Price       Price
                    ------       -----       -----    ------      -----       -----    ------      -----       -----

Outstanding,
beginning  of
year                  414,702  $2.71-4.03   $3.11      400,702  $2.71-4.03   $3.08      345,728  $2.71-4.03    $3.01

Granted                     -      -          -              -      -          -              -      -          -


Canceled              (14,000)   $4.03      $4.03      (54,974) $3.50-4.03   $3.53                   -          -

Exercised                   -      -          -              -      -          -              -      -          -

Outstanding, end
of year               400,702  $2.71-4.03   $3.08      345,728  $2.71-4.03   $3.01      345,728  $2.71-4.03   $3.01
                      =======                          =======                          =======

Exercisable           400,702  $2.71-4.03   $3.08      345,728  $2.71-4.03   $3.01      345,728  $2.71-4.03   $3.01
                      =======                          =======                          =======

Weighted  average
remaining
contractual life
(years)              6.3 yrs.      -          -        5.86 yrs.    -          -        4.86 yrs.    -          -
                     ========      =          =        ========     =          =        =======

Exercised in
current and prior
years                (27,215)     -           -        (27,215)     -          -        (27,215)     -          -
                     ========     =           =        =======      =          =        ========     =          =

Available for
future grants          60,096      -          -            -        -          -            -        -          -
                       ======      =          =            =        =          =            =        =          =



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

         The 1993 Purchase Plan is administered by the Compensation Committee of the Board of Directors. Under the 1993 Purchase Plan, Company employees are eligible to participate in semi-annual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price for such shares is equal to the lower of 85% of the fair market value of such
       F25
shares on the date of grant or 85% of the fair market value of such shares on the date such right is exercised. There have been no offerings under the 1993 Purchase Plan to date and no shares of Common Stock have been issued thereunder.

         The Equity Plan effective May 1, 2004, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan. Unless sooner terminated, the Equity Incentive Plan will continue in effect for a period of 10 years from its effective date.

         The Equity Plan is administered by the Board of Directors. The Equity Incentive Plan provides for awards to be made to such Officers, other key employees, non-employee directors, consultants and advisors of the Company and its subsidiaries as the Board may select.

         Stock options awarded under the Equity Plan may be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than fair market value at the date of grant) as the Board may determine. The Board may provide for options to become immediately exercisable upon a "change in control," which is defined in the Equity Incentive Plan to occur upon any of the following events: (a) the acquisition by any person or group, as beneficial owner, of 20% or more of the outstanding shares or the voting power of the outstanding securities of the Company; (b) either a majority of the directors of the Company at the annual stockholders meeting has been nominated other than by or at the direction of the incumbent directors of the Board, or the incumbent directors cease to constitute a majority of the Company's Board; (c) the Company's stockholders approve a merger or other business combination pursuant to which the outstanding common stock of the Company no longer represents more than 50% of the combined entity after the transaction; (d) the Company's shareholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of the Company's assets; or (e) any other event or circumstance determined by the Company's Board to affect control of the Company and designated by resolution of the Board as a change of control.


         Information regarding the options approved by the Board of Directors under the Equity Plan is summarized below:


                                 2006                                 2007                                 2008
                   ----------------------------------  ----------------------------------  ---------------------------------
                                             Weighted                            Weighted                            Weighted
                                             Average                             Average                             Average
                                 Option      Exercise                  Option    Exercise               Option       Exercise
                     Shares      Price       Price       Shares        Price     Price       Shares     Price        Price
                     ------       -----       -----       ------        -----     -----       ------      -----      -----

Outstanding
beginning at
year                1,985,680    $1.63-2.87   $2.15      3,328,701    $1.63-3.86  $2.56      6,556,476   $1.30-3.86   $2.59

Granted             1,345,742    $2.11-3.86   $3.17      3,232,870    $1.30-3.86  $2.62       687,000    $0.68-6.00   $2.61

                                                                       $1.90-                             $1.30-
Canceled             (2,721)     $1.90-2.61   $1.47       (5,095)        2.61     $2.40       (17,386)     2.61       $2.00

Exercised               -            -          -            -             -         -           -            -          -
                    ---------                            ---------                           ---------
Outstanding end
of year             3,328,701    $1.63-3.86   $2.56      6,556,476    $1.30-3.86  $2.59      7,226,090   $0.68-6.00   $2.59
                    =========                            =========                           =========

Exercisable         3,177,615    $1.63-3.86   $2.57      6,354,808    $1.75-3.86  $2.63      7,122,479   $0.68-6.00   $2.61
                    =========                            =========                           =========

Weighted
average
remaining
contractual
life (years)        8-9 yrs.         -          -         8-9 yrs.         -         -        7-8 yrs.        -          -
                    ========         =          =         ========         =         =        ========        =          =

Availablefor
future grants       4,671,299        -          -        1,443,524          -        -         18,081         -          -
                    =========        =          =        =========          =        =         ======         =          =

       F26
       On June 20, 2007, our Stockholders approved the 2007 Equity Incentive Plan at our Annual Shareholder Meeting. This plan, effective June 1, 2007 authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other awards. A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under this plan. Unless sooner terminated, this plan will continue in effect for a period of 10 years from its effective date. As of December 31, 2008 option awards under this plan were:


                                                             Weighted Average
                                      Shares   Option Price   Exercise Price
Granted, outstanding, and
exercisable at end of year           1,450,000    $2.20          $2.20
                                    =========
Remaining contractual life            9 yrs.
                                     ======
Available for future grants         3,914,813
                                    =========


 (ii) Stock Warrants

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:


                                 2006                                 2007                                 2008
                   ----------------------------------  ----------------------------------  ---------------------------------
                                             Weighted                            Weighted                            Weighted
                                             Average                             Average                             Average
                                 Option      Exercise                  Option    Exercise               Option       Exercise
                     Shares      Price       Price       Shares        Price     Price       Shares     Price        Price
                     ------       -----       -----       ------        -----     -----       ------      -----      -----
Outstanding
beginning of
year               11,529,837  $1.55-16.00   $3.32     10,262,771  $1.55-6.00    $2.89      7,262,771  $1.32-6.00    $2.96

Granted                20,000  $1.87-3.60    $2.55         20,000  $1.32-2.20    $1.71         20,000   $.35-.80      $0.68

Canceled          (1,031,650)  $3.50-16.00   $8.35     (3,020,000) $2.00-4.00    $2.64     (2,016,584) $2.20-6.00    $2.53

Exercised           (255,416)  $1.50-2.86    $2.63            -        -           -               -       -           -
                   ---------                           -----------                         -----------

Outstanding end
of year            10,262,771  $1.55-6.00    $2.89      7,262,771  $1.32-6.00    $2.96       5,266,187  $.35-4.25     $3.13
                   ==========                          ==========                          ============

Exercisable        10,262,771  $1.55-6.00    $2.89      7,262,771  $1.32-6.00    $2.96       5,266,187  $.35-4.25     $3.13
                   ==========                          ==========                          ============

Weighted
average
remaining
contractual
life (years)      1.97 yrs.        -           -         1.99 yrs.         -           -       1 yr.          -           -
                  =========        =           =         =========         =           =   =============      =           =

Years
exercisable       2007-2016        -           -         2008-2017         -           -     2009-2018        -           -
                  =========        =           =         =========         =           =   =============      =           =


       F27

         Certain of the stock warrants outstanding are subject to adjustments for stock splits and dividends.

         Proceeds received from the exercise of stock warrants were $672,000 for 2006. No warrants were exercised during 2007 and 2008.

(e) Rights Offering

         On November 19, 2002, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") at a Purchase Price of $30.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

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

 (9) Segment and Related Information

         The Company operates in one segment, which performs research and development activities related to Ampligen(R) and other drugs under development, and sales and marketing of Alferon(R). The Company's revenues for the three year period ended December 31, 2008, were earned in the United States.
       F28
       The Company employs an insignificant amount of net property and equipment in its foreign operations.

(10) Research, Consulting and Supply Agreements

         In 1994, the Company entered into a licensing agreement with Bioclones (Proprietary) Limited ("Bioclones") for manufacturing and international market development in Africa, Australia, New Zealand, Tasmania, the United Kingdom, Ireland and certain countries in South Africa, of Ampligen(R) and Oragen(TM). On December 27, 2004 the Company initiated a lawsuit in Federal Court identifying a conspiratorial group seeking to illegally manipulate the Company's stock for purposes of bringing about a hostile takeover of Hemispherx. This conspiratorial group includes Bioclones. On December 29, 2008, the US Court of Appeals overturned a lower court's dismissal of the Company's fraud claim against a group of South African defendants related to misrepresentations made in an alleged hostile takeover attempt. The Company had recently reached a settlement with two of the South African defendants, Bioclones and its former CEO, Cyril Donninger. The reinstatement of the common law fraud claim allows them to continue to pursue damages in the case against the remaining South African defendants, including JCI and the estate of R.B. Kebble. This licensing agreement was terminated.

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

         In March 2002, the Company's European subsidiary Hemispherx S.A. entered into a Sales and Distribution agreement with Laboratorios del Dr. Esteve ("Esteve"). In December 2006 Hemispherx S.A. assigned all of its rights and obligations under the Sales and Distribution agreement to the Company. Pursuant to the terms of the Agreement, Esteve was granted the exclusive right to market Ampligen(R) in Spain, Portugal and Andorra for the treatment of ME/CFS. Due to non-performance of certain contractually required clinical trials, the Company notified Esteve of its intention to terminate the Sales and Distribution Agreement in 2007. As is its right under the Sales and Distribution Agreement, Esteve has applied for arbitration, seeking damages. In June 2008, the Company settled the arbitration with Esteve. The case was dismissed by mutual agreement of the parties in which they regained all licensing right to Ampligen(R) in Spain, Portugal and Andorra.
       F29
         In October 2005, the Company signed a research agreement with the National Institute of Infectious Diseases, in Tokyo, Japan. The collaboration, by Hideki Hasegawa, M.D., Ph.D., Chief of the Laboratory of Infectious Disease Pathology, will assess the Company's experimental therapeutic Ampligen(R) as a co-administered immunotherapeutic to the Institution's nasal flu vaccine.

         In October 2005, the Company also engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist the Company in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS. In May 2008, the
Company agreed to a proposed engagement extension with Sage to assist the Company in obtaining strategic alliance in Japan for the use of Ampligen(R) in treating Avian Flu. In October 2008, the Company agreed in principle to engage The Sage Group as an advisor regarding the commercialization of Ampligen(R) to treat CFS. Comprehensive contracts between the parties for the May and October 2008 preliminary agreements are in final negotiation with expected execution by mid-2009. The Company incurred approximately $24,000, $25,000 and $167,000 in fees to The Sage Group for the years ended December 31, 2006, 2007 and 2008 respectively, pursuant to this agreement.

         On December 9, 2005, the Company executed a Supply Agreement with Hollister-Stier Laboratories LLC of Spokane, Washington ("Hollister-Stier"), for the manufacturing of Ampligen(R) for a five year term ending in 2010. Pursuant to the agreement the Company supplies the key raw materials and Hollister-Stier formulates and bottles the Ampligen(R). The Company incurred approximately $1,450,000, $475,000 and $-0- in fees for the years ended December 31, 2006, 2007 and 2008, respectively, pursuant to this agreement.

       In December 2007, the Company concluded an agreement with BIKEN (the non-profit operational arm of the Foundation for Microbial Diseases of Osaka University) for the use of the Company's experimental drug, Ampligen(R), as an immune enhancer to influenza vaccines. The Company's agreement with Biken is part of a three party agreement to develop an effective influenza vaccine for Japan and utilizes vast resources of the National Institute of Infectious Diseases of Japan.

         On June 6, 2008, the Company engaged the services of Warren C. Bogard, Jr, Ph.D. as a consultant for Business and Product. Dr. Bogard has agreed to spend at least 70% of his time working on product and business development matters. His compensation includes $5,000 per work week and 100,000 stock options with a five year term exercisable at $.68 per share. Dr. Bogard is also a participant in the Goal Achievement Incentive Award Program and this agreement expires May 31, 2009 unless extended by mutual consent.

         On November 18, 2008, the Company announced it has entered into a contract with Lovelace Respiratory Research Institute ("LRRI"), Albuquerque, N.M. LRRI is the nation's largest independent, not-for-profit organization conducting basic and applied research on the causes and treatment of respiratory illness and disease. LRRI has agreed to undertake preclinical studies of new pharmaceuticals that include Ampligen(R) for a total fee of $1,001,516 which was paid in full with 1,824,256 shares of Company Restricted Stock on October 3, 2008 at the value of $0.55 per share. In the event that after April 3, 2009 and before October 3, 2011 LRRI sells the shares, the Company will make-up any short-fall below $0.55 per share between the ultimate selling price and issuance price. The projected preclinical studies are designed to enhance the cellular understanding of Ampligen(R)'s molecular actions across various animal species,
       F30
including man, and should facilitate the filing of additional NDA's (New Drug Applications) for potential treatment of Chronic Fatigue Syndrome (CFS) in various countries outside North America. The new studies anticipate close operational collaborations between the Company's New Brunswick, N.J. research staff and the LRRI staff.

         The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 2006, 2007 and 2008, the Company incurred approximately $477,000, $842,000 and $704,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

         Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. In 2006, 2007 and 2008 the Company provided matching contributions to each employee for up to 6% of annual pay aggregating $105,000, $130,000 and $21,000, respectively. The 6% Company matching contribution was terminated as of March 15, 2008.

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

         In October 1994, the Company entered into a licensing agreement with Bioclones (Propriety) Limited (SAB/Bioclones) with respect to co-development of various RNA drugs, including Ampligen(R), for a period ending three years from the expiration of the last licensed patents. The licensing agreement provided SAB/Bioclones with an exclusive manufacturing and marketing license for certain southern hemisphere countries (including certain countries in South America, Africa and Australia as well as the United Kingdom and Ireland (the licensed territory). This marketing arrangement with Bioclones was deemed void by the Company due to the numerous and long standing failures of performance by Bioclones. This agreement was subsequently terminated.
       F31
         The Company had contractual agreements with three officers in 2006, 2007 and 2008. The aggregate annual base compensation under these contractual agreements for 2006, 2007 and 2008 (as adjusted, see below) was $938,000, $1,276,000 and $1,290,000 respectively. In addition, certain of these officers are entitled to receive performance bonuses of up to 25% of the annual base salary (in addition to the bonuses described below). In 2006, 2007 and 2008, bonuses of $253,000, $319,000 and $0 respectively were granted and a signing bonus of $50,000 was paid to the third officer in 2006. The Chief Executive Officer's employment agreement (see below) provides for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement. In 2006, the Chief Executive Officer was granted 677,000 options to purchase common stock at $2.38 to $3.78 per share, the Chief Financial Officer was granted 180,000 options to purchase common stock at $3.48 to $3.85 per share and the Chief Operating Officer was granted 100,000 options at $3.55 per share. In 2007, the Chief Executive Officer was granted 2,400,000 options to purchase common stock at $1.24-$1.60 per share, the Chief Financial Officer was granted 213,050 options to purchase common stock at $1.30-$2.00 per share and the Chief Operating Officer was granted 50,000 options to purchase common stock at $1.88 per share. In 2008, the Chief Executive Officer was granted 1,640,000 to purchase common stock at $2.20 to $4.00 per share. The Company recorded stock compensation expense of $1,732,000, $1,883,000 and $317,000, respectively, during the years ended December 31, 2006, 2007 and 2008 with regard to these issuances.

         Dr. Carter's employment as the Company's Chief Executive Officer and Chief Scientific Officer expires December 31, 2010 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date unless the Company or Dr. Carter give written notice otherwise at least ninety days prior to the termination date or any renewal period. Dr. Carter has the right to terminate the agreement on 30 days' prior written notice. The base salary is subject to adjustments and the average increase or decrease in the Consumer Price Index for the prior year. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base salary, at the sole discretion of the Compensation Committee of the board of directors, based on his performance or the Company's operating results. Dr. Carter will not participate in any discussions concerning the determination of his annual bonus. Dr. Carter is also entitled to an incentive bonus of 0.5% of the gross proceeds received from any joint venture or corporate partnering arrangement. Dr. Carter's agreement also provides that he be paid a base salary and benefits through the last day of the then term of the agreement if he is terminated without "cause", as that term is defined in agreement. In addition, should Dr. Carter terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Dr Carter be paid a base salary and benefits through the last day of the month in which the termination occurred and for an additional twelve month period.

         The Company's engagement of Dr. Carter as a consultant related to patent development, as one of the Company's directors and as chairman of the Executive Committee of the Company's board expires December 31, 2010 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date or any renewal period. Dr. Carter has the right to terminate the agreement on 30 days' prior written notice. The base fee is subject to annual adjustments equal to the percentage increase or decrease of annual dollar value of directors' fees provided to the Company's directors during the prior year. The annual fee is further subject to adjustment based on the average increase or decrease in the
       F32
Consumer Price Index for the prior year. In addition, Dr. Carter could receive an annual performance bonus of up to 25% of his base fee, at the sole direction of the Compensation Committee of the board of directors, based on his performance. Dr. Carter will not participate in any discussions concerning the determination of this annual bonus. Dr. Carter's agreement also provides that he be paid his base fee through the last day of the then term of the agreement if he is terminated without "cause", as that term is defined in the agreement. In addition, should Dr. Carter terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Dr. Carter be paid fees due him through the last day of the month in which the termination occurred and for an additional twelve month period.

         The Company's agreement with Ransom W. Etheridge provides for Mr. Etheridge's engagement as our General Counsel until December 31, 2009 unless sooner terminated for cause or disability. The agreement automatically renews for successive one year periods after the initial termination date unless we or Mr. Etheridge give written notice otherwise at least ninety days prior to the termination date or any renewal period. Mr. Etheridge has the right to terminate the agreement on 30 days' prior written notice. The initial annual fee for services is $105,408 and is annually subject to adjustment based on the average increase or decrease in the Consumer Price Index for the prior year. Mr. Etheridge's agreement also provides that he be paid all fees through the last day of then current term of the agreement if he is terminated without "cause" as that term is defined in the agreement. In addition, should Mr. Etheridge terminate the agreement or the agreement be terminated due to his death or disability, the agreement provides that Mr. Etheridge be paid the fees due him through the last day of the month in which the termination occurred and for an additional twelve month period. Mr. Etheridge will devote approximately 85% of his business time to the business. Effective January 1, 2009, one half of the monthly fee compensation to be paid to Ransom W. Etheridge pursuant to the terms of his Engagement Agreement with us as our General Counsel will be paid in shares of the Company's common stock ("Etheridge Share Compensation"). The number of shares issued as Etheridge Share Compensation shall be calculated based on a value equal to three times one half of the monthly fee compensation to be paid to Mr. Etheridge pursuant to the terms of his Engagement Agreement with the Company, with the value of the shares being determines by the closing share price of our common stock on the NYSE Alternext US on the last trading day of each month.

         An agreement was made and entered into as of the 31st day of December, 2008 with Robert E. Peterson. Mr. Peterson was previously engaged by the Company as it's Chief Financial Officer pursuant to an Amended And Restated Engagement Agreement ("Engagement Agreement") made as of March 11, 2005. Mr. Peterson, at his election, terminated the Engagement Agreement as of December 31, 2008 in accord with the provisions of this agreement. This Engagement Agreement provided pursuant to subsection 6(c) or due to Peterson's death or disability, the Company shall pay to Peterson, at the time of such termination his annual compensation for an additional twelve month period. Whereas the Company wished to modify its obligation to pay to Mr. Peterson at the termination of the Engagement Agreement the fees due to him for the additional twelve month period and Mr. Peterson was willing to agree to modification of the Company's obligation to pay to him at the termination of the Engagement Agreement the fees due to him, the Company and Mr. Peterson agreed to the follows:

o Peterson waived his right to receive payment for the additional twelve month period as provided for in the Engagement Agreement;

o On the occurrence of a "Change In Control, the Company shall pay to Peterson three times the amount of compensation paid to Peterson by the Company for calendar year 2008. A "Change In Control" shall be deemed
       F33
         to have occurred as set forth the Engagement Agreement Regarding Change In Control made as of March 11, 2005 between the Company and Peterson, with the definition of "Change In Control" as therein set forth;

o Upon executing a "Financial Transaction", the Company shall pay to Peterson one (1) percent (the "Peterson One Per Cent Fee") of the cash to be received by the Company from each Financial Transaction. Provided, however, the Peterson One Per Cent Fee shall in no event exceed in the aggregate two times the amount of compensation paid to Peterson by the Company for calendar year 2008. A "Financial
         Transaction" shall be any agreements entered into by the Company in which the Company is to receive cash from such third parties. A Financial Transaction does not include agreements whereby the Company receives cash as a result of (i) the Company only being reimbursed for expenses, not including expenses for prior research conducted by the Company, incurred by the Company, (ii) an agreement in which the only economic benefit to the Company is a loan or loans to the Company,
         (iii) any transactions with Fusion pursuant to the July 2, 2008, Common Stock Purchase Agreement between the Company and Fusion;

o For a period of thirty six (36) months following the Effective Date of December 31, 2008, subject to earlier termination by Peterson in his sole discretion, the Company shall engage Peterson as a part time advisor to the Company's Chief Executive Officer and shall pay to Peterson for such services ("Advisory Services") the sum of four thousand dollars ($4,000) per month, payable monthly with the first monthly payment being due and payable one month after the Effective Date;

o Peterson is to receive Options to purchase 20,000 shares of the Company's common stock at the end of each calendar quarter following the Effective Date. Peterson may terminate the Advisory Services at any time;

o This Agreement shall terminate upon Peterson having received full payment for a change in control or upon receiving the maximum one percent fee. The Agreement provides for a "gross-up" payment to make Peterson whole for any Federal taxes imposed as a result of change of control or one percent payments to him.

         On December 1, 2008, an Engagement Agreement with Charles T. Bernhardt, CPA as Chief Financial Officer (interim) was finalized and effective January 1, 2009. The agreement calls for an initial salary of $160,000 per annum and eligibility for the Goal Achievement Incentive Program.

         On November 27, 2006, the Company engaged the services of a full-time President and Chief Operating Officer. Pursuant to this agreement, the President and Chief Operating Officer is employed for an initial term of two years. The employment agreement automatically renews thereafter for successive one year periods unless either party gives written notice not to renew within 90 days of the termination date. The Company and President and Chief Operating Officer failed to negotiate a renewal and the agreement terminated on November 27, 2008.

         The Board of Directors, deeming it essential to the best interests of the Company's shareholders to foster the continuous engagement of key management personnel and recognizing that, as is the case with many publicly held corporations, a change of control might occur and that such possibility, and the uncertainty and questions which it might raise among management, might result in the departure or distraction of management personnel to the detriment of the Company and the Company's shareholders, determined to reinforce and encourage the continued attention and dedication of members of the Company's management to
       F34
their engagement without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the Company and entered into identical agreements regarding change in control with William
A. Carter, the Company's Chief Executive Officer and Chief Scientific Officer, and Ransom W. Etheridge, the Company's General Counsel. Each of the agreements regarding change in control became effective March 11, 2005 and continue through December 31, 2008 and shall extend automatically to the third anniversary thereof unless the Company gave notice to the other party prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the term of the agreements, the term of the agreements will continue through the second anniversary of the date on which the change in control occurred. Each of the agreements entitles William
A. Carter and Ransom W. Etheridge, respectively, to change of control benefits, as defined in the agreements and summarized below, upon their respective termination of employment/engagement with the Company during a potential change in control, as defined in the agreements or after a change in control, as defined in the agreements, when their respective terminations are caused (1) by the Company for any reason other than permanent disability or cause, as defined in the agreement (2) by William A. Carter and/or Ransom W. Etheridge, respectively, for good reason as defined in the agreement or, (3) by William A. Carter, and Ransom W. Etheridge, respectively for any reason during the 30 day period commencing on the first date which is six months after the date of the change in control.

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

       The Company has engaged the Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist the Company in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome or CFS. R. Douglas Hulse, the Company's former President and Chief Operating Officer, is a member and an executive director of The Sage Group, Inc.

(13) Leases

       The Company has a non-cancelable operating lease for the space in which its principal office is located.
       F35
       Future minimum lease payments under the noncancellable operating lease are as follows:

Year Ending December 31,                      (in thousands)

   2009                                             $171
   2010                                               58
                                                    -----

Total minimum lease payments                        $229
                                                    =====

         Rent expense charged to operations for the years ended December 31, 2006, 2007 and 2008 amounted to approximately $229,000, $231,000 and $239,000 respectively. The term of the lease for the Philadelphia, Pennsylvania offices is through April 30, 2010.

(14) Income Taxes

         The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2008. As a result of the implementation of Interpretation 48, there has been no material change to the Company's tax position as they have not paid any corporate income taxes due to operating losses. All tax benefits will likely not be recognized due to the substantial net operating loss carryforwards which will most likely not be realized prior to expiration.

         As of December 31, 2008, the Company has approximately $87,000,000 of federal net operating loss carryforwards (expiring in the years 2009 through 2028) available to offset future federal taxable income. The Company also has approximately $34,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2009 through 2028) and approximately $41,000,000 of New Jersey state net operating loss carry forwards (expiring in the years 2010 through 2015) available to offset future state taxable income. The utilization of certain state net operating loss carryforwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

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

         Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2007 and 2008.

      F36

         The components of the net deferred tax asset of December 31, 2007 and 2008 consists of the following:

                                               (000's omitted)


Deferred tax assets:                     2007               2008
                                         ----               ----
Net operating losses                   $28,097             $29,655
Stock Based Compensation                   765                 191
Accrued Expenses and Other                (119)                 22
Research and development costs           3,551               1,945
                                        -----              -------
Total                                   32,294              31,813
Less: Valuation Allowance              (32,294)            (31,813)
                                      --------            --------
Balance                                $ -0-                $ -0-
                                      ========            ========

(15) Contingencies

         In December 2004, the Company filed a multi-count complaint in federal court (Southern District of Florida) against a conspiratorial group seeking to illegally manipulate the Company's stock for purposes of bringing about a hostile takeover of Hemispherx. The lawsuit alleges that the conspiratorial group commenced with a plan to seize control of its cash and proprietary assets by an illegal campaign to drive down the Company's stock price and publish disparaging reports on its management and current fiduciaries. The lawsuit seeks monetary damages from each member of the conspiratorial group as well as injunctions preventing further recurrences of their misconduct. The conspiratorial group includes Bioclones, a privately held South African Biopharmaceutical company that collaborated with the Company, and Johannesburg Consolidated Investments, a South African corporation, Cyril Donninger, R. B. Kebble, H. C. Buitendag, Bart Goemaere, and John Doe(s). Bioclones, Johannesburg Consolidated Investments, Cyril Donninger, R. B. Kebble and H.C. Buitendag filed a motion to dismiss the complaint, which was granted by the court. The Company appealed this decision to the 11th federal circuit court of appeals. In July 2008, we settled our disputes with both Bioclones and Cyril Donninger and dismissed them from the lawsuit. In December 2008, the 11th Federal Circuit Court of Appeals overturned the lower court's decision dismissing our claim of common law fraud against the remaining defendants which now may be pursued in the Florida Southern District Federal Court.

         In October 2006, litigation was initiated against the Company in the Court of Common Pleas, Philadelphia County, Pennsylvania between the Company and Hospira Worldwide, Inc. with regard to a dispute with respect to fees for services charged by Hospira Worldwide, Inc. to the Company. The dispute was promptly settled and the litigation dismissed.
       F37
         In January 2007, arbitration proceedings were initiated by Bioclones (Proprietary), Ltd., ("Bioclones") in South Africa to determine damages arising out of the termination of a marketing agreement the Company had with Bioclones. The Company had deemed the marketing agreement void due to numerous and long standing failures of performance by Bioclones and presented claims for damages against Bioclones in the arbitration. In July 2008, the arbitration proceedings were terminated by mutual agreement with Bioclones with the agreement that the marketing agreement was terminated.

         In January 2007, the Company filed an application in South Africa for the dissolution of Ribotech (PTY) Ltd. ("Ribotech") on the grounds that the purpose for the existence of Ribotech, the marketing agreement between the Company and Bioclones, had been terminated. In July 2008 in conjunction with our settlement of the arbitration proceedings with Biotech, we dismissed our application for the dissolution of Ribotech.

         Due to non-performance by Laboratorios del Dr. Esteve ("Esteve") of certain contractually required clinical trials, the Company notified Esteve of its intention to terminate the Sales and Distribution Agreement entered into as of March 20, 2002 (the "Sales Agreement and Distribution Agreement"), and in December 2007, as was its right under the Sales and Distribution Agreement, Esteve applied for arbitration, seeking damages. The Company believed the Esteve claim was without merit and filed a counterclaim. In June 2008, the arbitration proceedings were mutually terminated with Esteve with the understanding that the Sales and Distribution Agreement was terminated.

         In March 2007, Cedric Philipp ("Philipp") initiated an arbitration proceeding in Philadelphia, Pennsylvania with the American Arbitration Association alleging that, under a 1994 agreement between the Company and Philipp ("1994 Agreement"), the Company owed him commissions on product, or services he alleged the Company purchased from Hollister-Stier. The Company defended this claim and in July 2008, all of Philipp's claims were denied by the arbitrators and the arbitration was dismissed.

In December 2008, Lovells LP filed a complaint against the Company in the Federal District Court for the Eastern District of Pennsylvania seeking 151,330 pounds sterling for legal fees allegedly due to Lovells LP by the Company. The Company has filed an answer to this complaint and is defending against this claim.

         The Company has not recorded any loss contingencies as a result of the above matters for the years ended December 31, 2007 and 2008.

(16) Certain Relationships and Related Transactions

         The Company has employment agreements with certain of our executive officers and have granted such officers and directors options and warrants to purchase our common stock, as discussed under the headings, "Item 11. Executive Compensation," and "Item 12. Security Ownership of Certain Beneficial Owners and Management".

         The Company used at various times the property owned by Retreat House, LLC, an entity in which the children of William A. Carter have a beneficial interest. The Company paid Retreat House, LLC $102,000, $153,000 and $41,200 for the use of the property at various times in 2006, 2007 and 2008, respectively.
       F38
         Ransom W. Etheridge, the Company's Secretary, General Counsel and a former director, is an attorney in private practice, who renders corporate legal services to them from time to time, for which he has received fees totaling approximately $117,000 and $105,400 in 2007 and 2008, respectively. In addition, Mr. Etheridge served on the Board of Directors until November 2008 for which he received Director's Fees of cash and stock. He was paid $150,000 in cash and stock for the time served in 2008. In 2007 he was paid $150,000 in cash and stock for his services as a Director.

         Tom Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008. Mr. Equels has provided legal serves to the Company for several years. In 2008 and 2007, the Company paid Mr. Equel's law firm $395,000 and $215,000, respectfully, for services rendered. Mr. Equel's received $37,500 in their stock for his Board fees in 2008.

         The Company continues to utilize The Sage Group, Inc., a health care, technology oriented, strategy and transaction advisory firm, to assist them in obtaining a strategic alliance in Japan for the use of Ampligen(R) in treating Chronic Fatigue Syndrome (CFS) and Avian Flu. The Company paid The Sage Group approximately $24,000, $25,000 and $167,000 in fees for the years ended December 31, 2006, 2007 and 2008, respectively.

         Kati Kovari, M.D. was paid $13,000 in 2007 and 2008 for her part-time services to the Company as Assistant Medical Director. Dr. Kovari is the spouse of W. A. Carter, CEO.


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

         Sales to three large wholesalers represented approximately 68% and 77% of the Company's total sales for the years ended December 31, 2007 and 2008, respectively.

(18) Quarterly Results of Operation (unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                         2008
                                         (in thousands except per share data)

                                    March 31, 2008     June 30, 2008   September 30, 2008   December 31, 2008   Total
                                    --------------     ------------    -----------------    -----------------  -------
Revenues                                   $208              $15                 $17                 $25           $265
Costs and expenses                        3,453            3,145               3,468               3,010         13,076
                                          -----            -----               -----               -----         ------
Net loss                               $(3,165)         $(2,802)            $(3,415)            $(2,837)      $(12,219)
                                       ========         ========            ========            ========      =========
Basic and diluted
loss per share                           $(.04)           $(.04)              $(.05)              $(.03)         $(.16)
                                         ======           ======              ======              ======         ======

       F39



                                                         2007
                                         (in thousands except per share data)

                                    March 31, 2007     June 30, 2007   September 30, 2007    December 31, 2007  Total
                                    --------------     -------------   ------------------     ---------------- -------
Revenues                                   $255             $234                $285                $285         $1,059
Costs and expenses                        5,195            4,392               6,464               3,771         19,822
                                          -----            -----               -----               -----         ------
Net loss                               $(5,100)         $(3,925)            $(5,718)            $(3,396)      $(18,139)
                                       ========         ========            ========            ========      =========
Basic and diluted
loss per share                           $(.07)           $(.05)              $(.08)              $(.05)         $(.25)
                                         ======           =====-              ======              ======         ======


(19) Subsequent Events

Employee Wage Or Hours Reduction Program

         In an effort to conserve Company cash, the Employee Wage Or Hours Reduction Program (the "Program") was ratified by the Board effective January 1, 2009. In a mandatory program that is estimated to be in effect for up to six months, compensation of all active full-time employees of January 1, 2009 ("Participants") were reduced through a reduction in their wages for which they would be eligible to receive shares of Company common stock ("Stock") six months after the shares were earned. While all employees were also offered the option to reduce their work hours with a proportional decease in wages, none elected this alternative.

         On  a  semi-monthly  basis,   Participants   receive  rights  to  Stock
("Incentive Rights") that cannot be traded. Six months after the date the Incentive Rights are awarded, the Company will undertake a process to have Incentive Rights converted into Stock and issued to each Participant on a monthly basis. The Company will establish and maintain a record for the number of Incentive Rights awarded to each Participant. At the end of each semi-monthly period, the Company will determine the number of Incentive Rights by converting the proportionate incentive award to the value of the Stock by utilizing the closing price of the Stock on the NYSE Alternext US (formerly the American Stock Exchange or AMEX) based on the average daily closing price for the period.

The Plan is being administered for full-time employees as follows:

o Twenty-three employees earning $90,000 or less per year elected a wage reduction of 10% per annum and are receiving an incentive of two times the value in Stock;

o Four employees earning $90,001 to $200,000 per year elected a wage reduction of 25% per annum are receiving an incentive of two times the value in Stock;

o Two employees earning over $200,000 per year elected a wage reduction of 50% per annum and are receiving an incentive of three times the value in Stock;

o Any employee could elect a 50% per annum wage reduction for which would allow them to be eligible for an incentive award of three times the value of Stock. This option was elected by three employees.

         Prior to the Stock being issued, the Company will establish a trading account with an independent brokerage firm for each Participant. Incentive Rights will constitute income to the Participants and be subject to payroll taxes upon Stock issuance. At the Company selected brokerage firm, we will bear all expenses related to selling the Stock (i.e.; broker fees, transaction costs, commissions, etc.) for payroll withholding taxes purposes. Thereafter for each Participant during the period that they remain an active employee, the Company
       F40
will continue to bear such costs from this designated brokerage firm for the maintenance of this account and all expenses related to selling the Company's Stock. Participants leaving the Company or voluntarily separating from the Plan will receive the Stock earned upon the six month conversion of their Incentive Rights. The Plan benefits for individuals that are no longer Participants will become fixed and the Company will not continue to bear such costs from the designated brokerage firm for the maintenance of an account nor any expenses related to selling the Company's Stock except for the initial costs associated to the selling of Stock for payroll withholding taxes purposes.


Employee Bonus Pool Program

         An element of the Employee Wage Or Hours Reduction Program was the establishment of a Bonus Pool (the "Pool") in the case of FDA Approval ("Approval") of Ampligen(R). This bonus is to award to each employee of record at January 1, 2009 a pretax sum of 30% in wages, calculated on their base per annum compensation at the time of the Approval, and awarded within three months of Approval. Participants who terminate their employment prior to the Approval will not qualify for this bonus.

Standby Financing Agreement

         In February 2009, the Company entered into a Standby Financing Agreement pursuant to which certain individuals ("Individuals"), consisting of Dr. Carter and Thomas Equels, agreed to loan us up to an aggregate of $1,000,000 in funds should they be unable to obtain additional financing, if needed. Under the Standby Financing Agreement, the Company will use its best efforts in 2009 to obtain one or more additional financing agreements on such terms as our Board deems to be reasonable and appropriate in order to maintain our operations. If at any time after December 1, 2009 and prior to June 30, 2010 a majority of the Company's independent Directors deems that in the event a financing of at least $2.5 Million has not been obtained and additional funds are needed to maintain our operations, they will send a written notice to each of the Individuals informing them of the total amount of additional funds required and the specific amount that will be required from each Individual. Within fifteen calendar days after receipt of the notice, the Individuals will be required to pay the Company their respective amount. We will then issue to them one year 15% senior secured notes for their respective amounts (the "Notes"). Interest will be paid monthly in our Common Stock. Repayment of the principal and interest under the Notes will be secured by all of our assets. The Company will not, without the consent of the Individuals, (i) incur any new debt senior or pari passu to the Notes or
(ii) encumber or grant a security interest in any assets. Upon 20 business days written notice, we may prepay the Notes in cash at any time at 105% of the then outstanding principal amount of the Notes, plus any accrued but unpaid interest.

         For agreeing to be obligated to loan the Company money, each Individual received 10 year warrants (the "Commitment Warrants") to purchase their common stock at the rate of $50,000 worth in warrants per $100,000 committed. The exercise price of these warrants is $0.51 (125% of the market closing price of their Common Stock on the date that Agreement was executed). These warrants vested immediately. If and when the Company notifies the Individuals that they are consummating the Standby Financing, upon each Individual's payment of his committed amount, he will receive additional 10 year warrants to purchase our Common Stock at the rate of $50,000 worth in warrants per $100,000 paid. The
       F41
exercise price of the warrants will be the closing market price of our Common Stock on the day we receive the funds from the Individuals. These warrants will vest immediately. While any portion of the Notes are outstanding, Individuals will have weighted average anti-dilution rights with regard to the exercise price of all warrants issued pursuant hereto except that these rights will not apply if the securities are issued to employees, board members, corporate and scientific advisors, select vendors, pursuant to our current agreement with Fusion Capital Fund II, LLC or part of a corporate or strategic alliance.

FDA Extends NDA Review Date For Ampligen(R)

         In February 2009, the Company received a letter from the Federal Drug Administration ("FDA") indicating that their originally scheduled Prescription Drug User Fee Act ("PDUFA") date on the Ampligen(R) (Poly I:Poly C12U) New Drug Application ("NDA") would be extended by three months "in order to provide time for a full review of the submission." A decision from the FDA was originally expected by February 25, 2009. The extended PDUFA date for Ampligen(R) is now scheduled for May 25, 2009. Due to constraints at the FDA, specifically and including the increased workload related to the recently enacted and implemented FDA Amendments Act and Safety First/Safe Use initiatives, work priorities may change resulting in the agency going past the customary PDUFA goal date set for reviews of an NDA.

         Extensions of NDA reviews are a separate category of FDA response, distinct from a complete response letter or approval by the PDUFA date, and have always existed. Prior to the recent new FDA initiatives (cited above) and resultant increased workload, "on time" action by the agency has generally ranged between 68 and 100 percent for the standard NDA reviews between fiscal years 1999 and 2006 (source: Annual FDA PDUFA Performance Reports (www.FDA.gov).


                           Hemispherx Biopharma, Inc.
                 Schedule II -Valuation and Qualifying Accounts
                             (dollars in thousands)
Column A                                     Column B             Column C             Column D             Column E
                                            Balance at                                                     Balance at
                                           beginning of           Charge to           Write-offs         end of period
Description                                   period               expense
-----------                                   ------               -------            ----------         -------------
Year Ended December 31, 2006
Reserve for inventory
                                                $100                  $241               $(100)                $241

Year Ended December 31, 2007
Reserve for inventory
                                                $241                  $109                   -                 $350

Year Ended December 31, 2008
Reserve for inventory
                                                $350                     -                $(64)                $286


                                                                    Exhibit 4.18

Form of Commmitment Warrants issued in February 2009 under the Standby Financing Agreement


THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS. THESE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND NOT WITH A VIEW TO DISTRIBUTION OR RESALE. THESE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, DELIVERED AFTER SALE, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT COVERING SUCH SECURITIES UNDER THE ACT AND ANY APPLICABLE STATE SECURITIES LAWS, UNLESS THE HOLDER SHALL HAVE OBTAINED AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

                        WARRANT TO PURCHASE COMMON STOCK
                                       OF
                           HEMISPHERx BIOPHARMA, INC.

Date:  February 1, 2009                                             No. 09-02-01


         Hemispherx Biopharma, Inc., a Delaware corporation (the "Company"), hereby certifies that, for value received, [insert name] (the "Warrant Holder"), is entitled to subscribe for and purchase up to XXX,XXX shares of the Company's Common Stock at a price equal to the Exercise Price (as defined below), subject to the provisions and upon the terms and conditions hereinafter set forth. This Warrant and related terms were approved by the Board of Directors.

         This Warrant is subject to all of the terms and conditions specified below.

1 COMMON STOCK. The Common Stock of Hemispherx Biopharma, Inc. which at the date hereof consists of 200 million shares authorized, each share having a par value of $.001 per share, as designated in the Company's Certificate of Incorporation as amended from time to time.

2. STOCK PURCHASABLE. The number of shares of Common Stock purchasable upon the total exercise of this Warrant is [insert number of warrants].

3. EXERCISE PRICe. The price at which this Warrant is exercisable, unless such price is adjusted as described in Section 7, is $0.51 per share, in lawful funds of the United States of America ("Exercise Price").

4.       EXPIRATION  OF  WARRANT.  This  Warrant  shall  expire and be no longer
         exercisable   after  5:00  p.m.   Eastern  Time  on  January  31,  2019
         (Expiration Date").

5. EXERCISE OF WARRANTS. These Warrants may be exercised as of February 1, 2009 and thereafter during the remaining term of this agreement. The purchase rights represented by this Warrant may be exercised, as allowed by the terms and conditions of this agreement, in whole or in part (but not less than 1,000 share increments), by the Warrantholder or its duly authorized attorney or representative at any time and from time to time while this Warrant is exercisable, upon presentation of this Warrant at the principal office of the Company, with the purchase form (Exhibit A) attached hereto duly completed and signed, and upon payment to the Company in cash or by certified check or bank draft of an amount equal to the number of shares being so purchased multiplied by the Exercise Price.

6. PROCEDURES. The Company agrees that the Warrantholder shall be deemed the record owner of the Stock as of the close of business on the date on which the Warrant shall have been presented and payment shall have been made for the Stock as aforesaid. Certificates for the shares of Stock so purchased shall be delivered to the Warrantholder within a reasonable time, not exceeding 15 days, after the exercise in full of the rights represented by this Warrant.

         If the Warrant is exercised in part only, the Company, upon surrender of this Warrant for cancellation, shall deliver a new Warrant evidencing the rights of the Warrantholder to purchase the balance of the shares of Stock which the Warrantholder is entitled to purchase hereunder.

7. ADJUSTMENT OF EXERCISE PRICE AND NUMBER OF WARRANT SHARES. The number and kind of securities purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment from time to time upon the occurrence of certain events and in the manner described below.

         (a) Reorganization, Consolidation, Merger, etc. In case of any capital reclassification or reorganization or of any consolidation or merger of the Company with or into any other person, or any other corporate reorganization (other than a merger or consolidation in which the Company shall be the continuing or surviving entity and which does not result in any change in the Common Stock) or any sale of all or substantially all of the assets of the Company (any such transaction being hereinafter referred to as a "Reorganization"), then, in each case, the Holder, on exercise hereof at any time after the consummation or effective date of such Reorganization (the "Effective Date"), shall receive, in lieu of the Warrant Shares issuable on such exercise prior to the Effective Date, the stock and other securities and property (including cash) to which such Holder would have been entitled upon the Effective Date as if the Holder had exercised this Warrant immediately prior thereto.

         (b) Split, Subdivision or Combination of Common Stock. If the Company at any time while this Warrant remains outstanding shall split, subdivide or combine the Common Stock or shall issue a dividend on the Common Stock payable in shares of Common Stock, the Exercise Price shall be proportionately decreased in the case of a split, subdivision or stock dividend, and increased in the case of a combination. Upon each such adjustment in the Exercise Price, the number of Warrant Shares purchasable hereunder shall be adjusted, to the nearest whole share, to the product obtained by multiplying the number of Warrant Shares purchasable immediately prior to such adjustment in the Exercise Price by a fraction (i) the numerator of which shall be the Exercise Price immediately prior to such adjustment, and (ii) the denominator of which shall be the Exercise Price immediately after such adjustment.

         (c) Other Dividends and Distributions. If the Company shall make or issue, or shall fix a record date for the determination of eligible holders entitled to receive, a dividend or other distribution with respect to the Common Stock payable in (i) securities or evidences of indebtedness of the Company or of other persons (other than shares of Common Stock in which case the provisions of paragraph (b) above shall apply) or (ii) assets or cash (excluding cash dividends paid or payable solely out of retained earnings), then in each case, the Holder on exercise hereof at any time after the consummation, effective date or record date of such event, shall receive, in addition to the Warrant Shares (or such other stock or securities) issuable on such exercise prior to such dates the securities or such other assets of the Company to which Holder would have been entitled upon such date as if the Holder had exercised this Warrant immediately prior thereto.

         (d)ssuance of stock or convertible securities at a price less than 125% of the Exercise Price. If and whenever prior to the Expiration Date, the Company issues or sells any shares of Common Stock (excluding shares of Common Stock (i) issued to employees, board members, corporate or scientific advisors or select vendors; (ii) issued to Fusion Capital Fund II, LLC pursuant to the Company's current agreement with Fusion Capital; (iii) issued as part of a corporate or strategic alliance; and (iv) issued upon exercise of options, warrants or other convertible equity or debt securities or rights to acquire Common Stock (collectively, "Outstanding Convertible Securities") which are outstanding on the date immediately preceding the date of this Warrant, provided that such issuance of shares of Common Stock upon exercise of such Outstanding Convertible Securities is made pursuant to the terms of such Outstanding Convertible Securities in effect on the date immediately preceding the date of this Warrant such Outstanding
         Convertible Securities are not amended after the date immediately preceding the date of this Warrant) for a consideration per share when multiplied by 125% that is less than the Exercise Price in effect immediately prior to such issuance or sale (each such sale or issuance, a "Dilutive Issuance"), then concurrent with such issue or sale, the Exercise Price then in effect shall be reduced to a price (rounded to the nearest cent) equal to the product of (x) the Exercise Price in effect immediately prior to such issuance or sale and (y) the quotient determined by dividing (1) the sum of (I) the product derived by multiplying the Exercise Price in effect immediately prior to such
         Dilutive Issuance by the number of shares of Common Stock Deemed Outstanding immediately prior to such issue or sale, plus (II) the consideration, if any, received by the Company upon such Dilutive Issuance, by (2) the product derived by multiplying the (I) the Exercise Price in effect immediately prior to such Dilutive Issuance by
         (II) the number of shares of Common Stock Deemed Outstanding immediately after such Dilutive Issuance.

         (e) Statements of Adjustments. Whenever the Exercise Price shall be adjusted as provided in this Section 7, the Company shall prepare a statement showing the facts requiring such adjustment and the Exercise Price that shall be in effect after such adjustment. The Company shall cause a copy of such statement to be by first class mail, postage prepaid, to the Holder at his/her address appearing on the Company's records. Where appropriate, such copy may be given in advance and may be included as part of the notice required to be mailed under the provisions of subsection (g) of this Section 7.

         (f) Effectiveness of Adjustment. Adjustment made pursuant to subsection
         (b) (c) and (d) of this Section 7 shall be made on the date such split, subdivision, dividend, combination, distribution or Dilutive Event, as the case may be, is made. Adjustments pursuant to subsection (b) or (c) shall become effective at the opening of business on the business day next following the record date for the determination of stockholders entitled to such split, subdivision, dividend, combination or distribution. Adjustments pursuant to subsection (d) shall become effective at the opening of business on the business day next following the date of the adjustment.

         (g) Notices. In the event the Company shall propose to take any action of the types described in subsection (a) (b) or (c) of this Section 7 or the Company has effected a Dilutive Event, the Company shall give notice to the Holder, in the manner set forth in subsection (e) of this
         Section 7, which notice shall specify the record date, if any, with respect to any such action under subsection (a) or (b) and the date on which such action is to take place or, in the event of a Dilutive Event under subsection (d), the date of the adjustment. Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the number, kind or class of shares or other securities or property which shall be deliverable to the Holder upon exercise hereof following the occurrence of such action. In the case of any action which would require the fixing of a record date, such notice shall, to the extent practicable be given at least 10 days prior to the date so fixed, and in case of all other action, such notice shall be given at least 10 days prior to the taking of such proposed action. Failure to give such notice, or any defect therein, shall not affect the legality or validity of any such action.

8.       COVENANTS. The Company covenants and agrees that:


         (a) Reservation of Stock. During the period within which the rights represented by the Warrant may be exercised, the Company shall, at all times, reserve and keep available, free from preemptive rights out of the aggregate of its authorized but unissued Stock, for the purpose of enabling it to satisfy any obligation to issue shares of Stock upon the exercise of this Warrant, the number of shares of Stock deliverable upon the exercise of this Warrant. If at any time the number of shares of authorized Stock shall not be sufficient to effect the exercise of this Warrant, the Company shall take such corporate action as may be necessary to increase its authorized but unissued Stock to such number of shares as shall be sufficient for such purpose. The Company shall have analogous obligations with respect to any other securities or properties issuable upon exercise of this Warrant.

         (b) No Liens, etc. All Stock that may be issued upon exercise of the rights represented by this Warrant shall, upon issuance, be validly issued, fully paid, nonassessable and free from all taxes, liens and charges with respect to the issue thereof;

         (c) Taxes. All original issue taxes payable with respect to the issuance of shares upon the exercise of the rights represented by this Warrant shall be borne by the Company, but in no event shall the Company be responsible or liable for income taxes or transfer taxes upon the transfer of any Warrant;

         (d)  No Diminution of Value.
              -----------------------
         The Company shall not take any action to terminate this Warrant or to diminish it in value; and

         (e) Notice of Events. The Company shall give prior written notice to the Warrantholder of (i) any tender offer that is being made for any of the Company's stock; (ii) any offers to holders of Stock for subscription or purchase by them of any shares of stock of any class;
         (iii) any capital reorganization of the Company, reclassification of the capital stock of the Company, consolidation or merger of the Company with or into another corporation, the sale, lease or transfer of all or substantially all of the property or assets of the Company to another corporation or the voluntary or involuntary dissolution, liquidation or winding up of the Company and (iv) any event of the type described in Section 7 hereof (all such events in clauses (i)-(iv) above are referred to as "Events"). Upon becoming aware of any pending or proposed Event, the Company shall deliver notice at least five business days before the day of the occurrence of any Event and shall describe the Event, the date it is to take place and when the holders of the Company's stock will be entitled to exchange their shares for securities or other properties deliverable upon such Event.

9. VOTING RIGHTS. Until exercised, this Warrant shall not entitle the Warrantholder to any voting rights or other rights as a stockholder of the Company.

10. TRANSFER RESTRICTIONS. Neither this Warrant nor the Stock issuable upon the exercise hereof may be sold, transferred, pledged or hypothecated unless the Company shall have been supplied with evidence reasonably satisfactory to it that such transfer is not violation of the Securities Act of 1933, as amended (the "Act"), and any applicable state laws. The Company may place a legend to that effect on this Warrant or any replacement Warrant and on each certificate representing shares issuable upon exercise of this Warrant. Subject to the satisfaction of the aforesaid condition, this Warrant shall be transferable by the Warrantholder.

         If this Warrant is transferred, in whole or in part, upon surrender of this Warrant to the Company, the Company shall deliver to each transferee an Warrant evidencing the rights of such transferee to purchase the number of shares of Stock that such transferee is entitled to purchase pursuant to such transfer.

11. STOCKHOLDER COMMUNICATIONS. Until the exercise or expiration of this Warrant, the Company shall provide each Warrantholder with each and every report or other communication mailed to the stockholders of the Company.

12. LOST, STOLEN WARRANTS. If this Warrant is lost, stolen mutilated or destroyed, the Company shall, on such terms as the Company may reasonably impose, including a requirement that the Warrantholder obtain a bond, issue a new Warrant of like denomination, tenor and date. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

13. PROVISIONS OF NEW WARRANTS. Any Warrant issued pursuant to the provisions of Section 14, or upon transfer, exchange, division or partial exercise of this Warrant or combination thereof with another Warrant or Warrants, shall set forth each provision set forth in Sections 1 through 26, inclusive, of this Warrant as each such provision is set forth herein, and shall be duly executed on behalf of the Company by an executive officer.

14. CANCELLATION OF WARRANT. Upon surrender of this Warrant for transfer or exchange or upon the exercise hereof, this Warrant shall be canceled by the Company, shall not be reissued by the Company, and, except as provided in Section 6 in case of a transfer, no Warrant shall be issued in lieu hereof. Any new Warrant certificate shall be issued promptly but no later than 14 days after receipt of the old Warrant certificate, provided, however, that the obligation of the Company to transfer the Warrant or issue the shares of Stock upon the exercise of this Warrant shall be subject to compliance with Section 10.

15. COMPLETE AGREEMENT: Modifications. This Warrant and any documents referred to herein or executed contemporaneously herewith constitute the parties' entire agreement with respect to the subject matter hereof and supersede all agreements, representations, warranties, statements, promises and understandings, whether oral or written, with respect to the subject matter hereof. This Warrant may not be amended, altered or modified except by a writing signed by the parties.

16. COOPERATION. Each party hereto agrees to execute any and all further documents and writings and perform such other reasonable actions which may be or become necessary or expedient to effectuate and carry out this Warrant.

17. NOTICES. All notices under this Warrant shall be in writing and shall be delivered by personal service or telegram, telecopy or certified mail, postage prepaid, to such address as may be designated from time to time by the relevant party, and which will initially be as set forth below. Any notice sent by certified mail will be deemed to have been given three (3) days after the date on which it is mailed. All other notices will be deemed given when received. No objection may be made to the manner of delivery of any notice actually received in writing by an authorized agent of a party. Notices will be addressed as set forth on the last page hereof or to such other addresses as the party to whom the same is directed will have specified.

18. SUCCESSOR AND ASSIGNS. Except as provided herein to the contrary, this Warrant shall be binding upon and inure to the benefit of the parties, their respective successors and permitted assigns.

19. GOVERNING LAW: JURISDICTION. This Warrant shall be governed by and construed in accordance with the internal laws of the State of Delaware and without giving effect to choice of law provisions. No amendment or waiver of any provision of this Warrant, nor a consent to any departure by the Company therefrom, shall in any event be effective unless the same shall be in writing and signed by the Company and the Holder, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. The captions of this Warrant have been inserted for convenience only and shall have no substantive effect.

20. CONSTRUCTION. No term or provision of the Warrant shall be construed so as to require the commission of any act contrary to law, and wherever there is any conflict between any provision of this Warrant and any present or future statute, law, ordinance, or regulation contrary to which the parties have no legal right to contract, the latter shall prevail, but in such event the provision of this Warrant so affected shall be curtailed and limited only to the extent necessary to bring it within the requirements of the law.

21. WAIVERS STRICTLY CONSTRUED. With regard to any power, remedy or right provided herein or otherwise available to any party hereunder (i) no waiver or extension of time shall be effective unless expressly contained in writing signed by the waiving party; and (ii) no alteration, modification or impairment shall be implied by reason of any previous waiver, extension of time, delay or omission in exercise, or other indulgence.

22. SEVERABILITY. If one or more of the provisions of this Warrant shall be held to be invalid, illegal or unenforceable in any respect, the validity, legality or enforceability of the remainder of this Warrant shall not be affected.

23. HEADINGS. The headings in this Warrant are inserted only as a matter of convenience, and in no way define, limit, or extend or interpret the scope of this Warrant or of any particular provision.

24. COUNTERPARTS. This Warrant may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one or the same instrument.

25. ATTORNEY'S FEES. Should any litigation be commenced (including any proceedings in a bankruptcy court) between the parties hereto or their representatives concerning any provision of this Warrant or the rights and duties of any person or entity hereunder, the party or parties prevailing in such proceedings shall be entitled, in addition to such other relief as may be granted, to the attorney's fees and court costs incurred by reason of such litigation.

26. NO BROKERS ETC. FEES. Each party hereto represents that it is not and will not be obligated for any finder's or broker's fees or commissions in connection with this Warrant or any agreement referred to herein or contemplated hereby. The Company agrees to indemnify and hold harmless the Warrantholder from any liability for any commission or compensation in the nature of a finder's or broker's fee (and the costs and expenses of defending against such liability or asserted liability) for which the Company or any of its officers, employees or representatives is alleged to be responsible.

27. OTHER. These Warrants were granted to the Warrantholder for services performed on behalf of the Company.


WITNESS the signature of a duly authorized officer.

Dated: February 1, 2009

Hemispherx Biopharma, Inc.

By:___________________________________________________________
   Charles T. Bernhardt, Chief Financial Officer

ADDRESS OF COMPANY:

Hemispherx Biopharma, Inc.
One Penn Center
1617 JFK Boulevard
Philadelphia, PA  19103

Telephone         (215) 988-0080
Fax               (215) 988-1739

ADDRESS OF WARRANTHOLDER:

                                   EXHIBIT "A"

                           HEMISPHERX BIOPHARMA, INC.

                                  PURCHASE FORM

                                    09-02-01

                     To Be Executed Upon Exercise of Warrant

The undersigned Warrant holder hereby exercises the right to purchase shares of Stock, evidenced by the within Warrant, according to the terms and conditions thereof, and herewith makes payment of the purchase price in full for ________________ shares at the exercise price of $_______ per share for a total of $________________. The undersigned requests that the certificate(s) for such shares shall be issued in the name and delivered to the address set forth below:

                           -----------------------------------

If said number of shares shall not be all the shares purchasable under the within Warrant the Warrantholder hereby requests that a new Warrant for the unexercised portion (______________ shares) shall be registered in the name and delivered to the address set forth below.

Dated:  __________________________

                          NAME OF WARRANTHOLDER

                        By:_____________________________


                         Address:

                         Employee Identification Number,
                         Social Security Number or other identifying number:

                         -------------------------------------

                                                                   Exhibit 10.60
                    Employee Wage Or Hours Reduction Program

                            Hemispherx Biopharma, Inc
                    Employee Wage Or Hours Reduction Program
                              As Of January 1, 2009

General
The Board of Directors have approved the Employee Wage Or Hours Reduction Program (the "Program") to conserve cash in 2009 which includes a mandatory program in which all employees agree to reduce their compensation through either the election of accepting a reduction in their wages or proportionately reducing their work hours per week. In the case of employees electing to reduce their wages rather than work hours, Hemispherx Biopharma, Inc. (the "Company") has created an incentive plan (the "Incentive Plan") for which active employees as of January 1, 2009 would be eligible to receive shares of Company unrestricted freely tradable common stock ("Stock"). Employees who decline to reduce either their wages or work hours will be terminated regarding their employment with the Company as of December 31, 2008.

Term
This Program will go into effect on January 1, 2009 and is estimated to be in effect for up to six months. However, this term could be reduced or increased in duration by the Company's management depending on the financial condition of the Company.

Wage Reduction Incentive Plan
A Wage Reduction Incentive Plan (the "Plan") is available to employees ("Participants") who elect to reduce their wages without decreasing their minimum forty hour work week. On a semi-monthly basis, Participants will receive rights to Stock ("Incentive Rights") that cannot be traded. Six months after the date the Incentive Rights are awarded, the Company will undertake a process to have Incentive Rights converted into Stock and issued to each Participant on a monthly basis.

The Company will establish and maintain a record ("Participant's Statement") for the number of Incentive Rights awarded to each Participant. At the end of each semi-monthly period, the Company will determine the number of Incentive Rights by converting the proportionate incentive award to the value of the Stock by utilizing the closing price of the Stock on the NYSE Alternext US (formerly the American Stock Exchange or AMEX) based on the average daily closing price for the period. On a monthly basis, a Participant Statement will be issued to each Participant reflecting the number of Incentive Rights earned in the current period as well as cumulative Incentive Rights earned.

Wage Reduction Incentive Plan Terms The Plan will be administered as follows:
o Participants earning $90,000 or less per year that elect a wage reduction of 10% per annum will receive an incentive of two times the value in Stock (i.e.; $3,000 per month wages at 10% wage reduction = $300 x 2 or $600 value in Incentive Rights and $2,700 in wages);
o Participants earning $90,001 to $200,000 per year that elect a wage reduction of 25% per annum will receive an incentive of two times the value in Stock (i.e.; $10,000 per month wages at 25% wage reduction = $2,500 x 2 or $5,000 value in Incentive Rights and $7,500 in wages);
o Participants earning over $200,000 per year that elect a wage reduction of 50% per annum will receive an incentive of three times the value in Stock (i.e.; $17,000 per month pay x 50% wage reduction = $8,500 x 3 or $25,500 value in Incentive Rights and $8,500 in wages);
o Any employee can elect a 50% per annum wage reduction. This will allow them to be eligible for an incentive award of three times the value of Stock (i.e.; $3,000 per month pay x 50% wage reduction = $1,500 x 3 or $4,500 value in Incentive Rights and $1,500 in wages).

Wage Reduction Incentive Plan Administration
1. Prior to the Stock being issued (becoming available to sell), the Company will establish a trading account with a Brokerage Firm for each Participant.
2. As with most awards offered to eligible employees, the Incentive Rights will constitute income to the Participants and be subject to payroll taxes upon Stock issuance. At the Company established Brokerage Firm, the Company will bear all expenses related to selling the Stock (i.e.; broker fees, transaction costs, commissions, etc.) for payroll withholding taxes purposes.
3. Thereafter for each Participant during the period that they remain an active employee or becomes deceased during their preexisting participation in the Plan, the Company will continue to bear such costs from this designated Brokerage Firm for the maintenance of this account and all expenses related to selling the Company's Stock.
4. Participants leaving the Company or voluntarily separating from the Plan will receive the Stock earned upon the six month conversion of their Incentive Rights. The Plan benefits for individuals that are no longer Participants will become fixed and the Company will not continue to bear such costs from the designated Brokerage Firm for the maintenance of an account nor any expenses related to selling the Company's Stock except for the initial costs associated to the selling of Stock for payroll withholding taxes purposes.
5. In the case of dividends, splits or any other related activity initiated by the Company to the Stock prior to the six month conversation period, the financial impact will be calculated into the value of the Incentive Rights for the eventual conversion to Stock.
6. The Company makes no representations as to the ultimate value of the Stock nor Incentive Rights issued to the employee under the Plan.
7. The Company makes no representations as to whether the Plan will ultimately be the same as, greater than, or less than, the employee's compensation prior to the employee's participation in the Wage Reduction Incentive Plan.
8. Subject to the provisions of the Plan, the Board of Directors shall be authorized to interpret the Plan and the grants made under the Plan, to establish, amend and rescind any rules, regulations or policies related to the Plan, to determine the terms and provisions of the agreements related to the Plan, and to make all other determinations necessary or advisable for the administration of the Plan. The Board of Directors may correct any defect, supply any omission and reconcile any inconsistency in the Plan or any grant in the manner and to the extent it shall be deemed desirable to carry into effect. The determination of the Board of Directors in the administration of the Plan, as described herein, shall be final and conclusive. The Board of Directors may adopt such rules, regulations and policies as it deems necessary for governing its affairs.


Withholding Taxes For Incentive Award
On the date Stock is to be issued, the number of shares needed for sale to cover the related payroll withholding taxes will be determined by the Company and communicated to the Participant. The Participant may elect to pay the withholding taxes dollar amount directly to the Company or formally agree to sell the necessary shares of Stock and immediately forward the proceeds directly to the Company for payroll tax withholding. The Stock proceeds will then be used to fund the employee's portion of payroll withholding taxes.

Hours Reduction Program
As an alternative to the Wage Reduction Incentive Plan, an employee may elect to reduce their working hours and proportionate pay determined on base salary criteria: o Participants earning $90,000 or less per year would reduce their work hours and proportionate compensation by 10%; o Participants earning $90,001 to $200,000 per year would reduce their work hours and proportionate compensation by 25%; or o Participants earning over $200,000 per year would reduce their work hours and proportionate compensation by 50%. o Any employee could elect to reduce their work hours and proportionate compensation by 50%.

Mandatory Employee Election
As of December 31, 2008, all employees will be required to acknowledge their participation in the Program by executing an agreement to be supplied by the Company titled "Employee Election Form As Of December 31, 2008". This agreement will reference to the terms of the Program Document. Otherwise, employees will be required to separate from the Company. Those employees electing to participate in the Program through timely election of the Wage Reduction Incentive Plan Or Hours Reduction Program, understand and acknowledge that they will remain employees "at will".


Bonus Pool
A Bonus Pool (the "Pool") will be established in the case of FDA Approval ("Approval") of Ampligen to award each employee of record at January 1, 2009 a pretax sum of 30% in wages, calculated on their base per annum compensation at the time of the Approval and to be awarded within three months of Approval. Participants who terminate their employment prior to the Approval will not qualify for this bonus.

Subject to the provisions of the Program, the Board of Directors shall be authorized to interpret the Pool and the grants made under the Pool, to establish, amend and rescind any rules, regulations or policies related to the Pool, to determine the terms and provisions of the agreements related to the Pool, and to make all other determinations necessary or advisable for the administration of the Pool. The Board of Directors may correct any defect, supply any omission and reconcile any inconsistency in the Pool or any grant in the manner and to the extent it shall be deemed desirable to carry into effect. The determination of the Board of Directors in the administration of the Pool, as described herein, shall be final and conclusive. The Board of Directors may adopt such rules, regulations and policies as it deems necessary for governing its affairs.


Goal Achievement Incentive Program
The Company will pay eligible employees an aggregate incentive bonus based upon the Goal Achievement Incentive Program described in the 8-K of November 28, 2008 titled "Hemispherx Biopharma, Inc. Introduces Expense Reduction Program" filed with the SEC. The aggregate incentive bonus will be in the amount of 1% of cash received from each Strategic Partnering Agreement as defined in November 28, 2008's 8-K. Eligible employees are defined as employees of record of the Company as of January 1, 2009 and continue to be active employees of the Company at the time of execution of each respective Strategic Partnering Agreement. Each eligible employee will be paid a proportion of the aggregate incentive bonus equal to the proportion of such eligible employee's base compensation at the time of the execution of each respective Strategic Partnering Agreement to the total base compensation of all eligible employees at the time of the execution of each such Strategic Partnering Agreement.

                                                                   Exhibit 10.61
                           Standby Financing Agreement

         THIS AGREEMENT made and entered into this 1st day of February, 2009 by and between HEMISPHERX BIOPHARAM, INC., a Delaware corporation (the "Company"), and the undersigned Individuals (each an "Individual" and collectively, the "Individuals").

         WHEREAS, the Company may have additional financial requirements between December 1, 2009 and June 30, 2010 if the Company is unable to consummate strategic partnering transactions or other financing arrangements (the "Additional Financing"); and

         WHEREAS, each of the Individuals is ready, willing and able to loan the Company funds up to the amounts set forth next to their names on the signature page of this Agreement through the purchase of securities as described in greater detail below (the "Notes Funding"),

NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. The Company shall use its best efforts to obtain one or more Additional Financings on such terms and subject to such conditions as the Board of Directors of the Company shall deem to be reasonable and appropriate in order to maintain the Company's operations.

2. If at any time after December 1, 2009 and prior to June 30, 2010 a majority of the independent Directors of the Company deem that in the event a financing of at least $2.5 Million has not been achieved and additional funds are needed to maintain the Company's operations, the Company shall send a written notice (the "Notice") to each of the Individuals informing them of the total amount of additional funds required, that the Company is effecting the Notes Funding and the specific amount that will be required from each Individual (each amount, an "Individual's Amount"). The Company will deliver with the Notice the following documents: (i) a securities purchase agreement ("SPA"), (ii) a form of Note.
(iii) a security agreement ("Security Agreement"), and (iv) a form of common stock purchase warrant ("Note Warrant") (all of the foregoing documents, collectively, the "Transaction Documents").

3. Within fifteen (15) calendar days after receipt of the Notice and the Transaction Documents from the Company, the Individuals shall deliver to the Company an executed SPA and their respective Individual's Amount, and the Company shall deliver to each Individual executed copies of the Transaction Documents.

4. No Individual shall be required to pay more than his or her Individual's Amount as adjusted pursuant to paragraph 4 above.

5. The specific terms of the Note Funding are set forth on Exhibit A, attached hereto and, by this reference, incorporated herein.

6. The Company will issue to each Individual who executes this Agreement Commitment Warrants as defined and described in Exhibit A in consideration of his or her agreeing to participate in the Note Funding and being obligated to provide funding thereunder.

7. Each of the Individuals hereby represents and warrants as follows:

(a) The Individual (i) is over the age of 21 (if an individual); (ii) has adequate means of providing for the Individual's current needs and possible contingencies, and the Individual has no need for liquidity of the Individual's investment in the Company; (iii) can bear the economic risk of losing the Individual's entire investment therein; (iv) has such knowledge and experience in business and financial matters, alone or with a purchaser representative, that the Individual is capable of evaluating the relative risks and merits of this investment; (v) understands the speculative nature and uncertainty of the Company's business; and (vi) not only can the Individual bear the economic risk, but understands that the Individual can lose his entire investment.

(b) The Individual acknowledges that the Notes, the Commitment Warrants and the Note Warrants, as well as any shares issuable as interest under the Notes or exercise of the Warrants (collectively, the "Securities") have not been and are not being registered under the Securities Act of 1933 (the "Act") and that the certificates received by the Individual will bear a legend indicating that transfer of these Securities is restricted by reason of the fact that the said Securities have not been so registered.

(c) The Individual represents that these Securities are being acquired for his or her own account, for investment purposes only and not with a view to resale or other distribution thereof, nor with the intention of selling, transferring or otherwise disposing of all or any part of such Securities for any particular event or circumstances, except for selling, transferring or disposing of said Securities in full compliance with all applicable provisions of the Act and the Securities Exchange Act of 1934, and the Rules and Regulations promulgated by the Securities and Exchange Commission thereunder. The Individual further understands and agrees that such Securities may be sold only if they are subsequently registered under the Act or an exemption from such registration is available, and that any routine sales of Securities made in reliance upon Rule 144 can be made only after the holding period specified in that Rule, and only in the amounts set forth in and pursuant to the other terms and conditions of that Rule. The Individual understands that a stop order will be placed on the book and records of the transfer agent regarding any shares issued pursuant to the Securities.

(d) The address set forth below is the Individual's true and correct residence, and the Individual has no present intention of becoming a resident of any other state or jurisdiction prior to the date on which payment in full for the Securities is made.

(e) The Individual's execution and delivery of this Agreement has been duly authorized by all necessary legal action.

(f) The Individual has reviewed this Agreement and the Attachment attached thereto.

(g) The Individual has read the definitions of "ACCREDITED INVESTOR" as that term is defined on the last two pages of this Agreement and the Individual is an "ACCREDITED INVESTOR."

(h) The Individual has been afforded the opportunity to ask questions of and receive answers from the Company concerning the terms and conditions of the Note Funding and the business of the Company and to obtain any additional information which the Company possesses or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information contained herein; the Individual desires no more information;

(i) There are substantial restrictions on the transferability of the Securities. Each of the certificates representing Securities acquired by the Individual pursuant hereto will bear in substance the following legend:

         "These securities have not been registered under the Securities Act of 1933, as amended. They may not be sold or transferred in the absence of an effective Registration Statement under that Act without an opinion of counsel satisfactory to the Company that such Registration is not required."

The foregoing representations and warranties are true and accurate as of the date hereof. If, in any respect, such representations and warranties shall not be true and accurate prior to the date that the Company effects the Note Funding, the Individual shall give written notice of such fact to the Company, specifying which representations and warranties are not true and accurate and the reasons therefor, if any.

8.       Transferability.
         ---------------

The Individual will not transfer or assign this Agreement, or any interest of the Individual herein without the prior written consent of the Company, and the assignment and transferability of the Securities acquired pursuant hereto shall be made only in accordance with the provisions of this Agreement, the Act and Regulations thereunder and applicable state securities laws.

9.       Miscellaneous
        ----------------

(a) All notices or other communications given or made hereunder shall be in writing and shall be deemed to have been duly given (i) on the date of service if served personally on the party to whom notice is to be given, (ii) on the day of transmission if sent by facsimile transmission to the number given below, and telephonic confirmation of receipt is obtained promptly after completion of transmission, (iii) on the day after delivery to Federal Express or similar overnight courier, or (iv) on the fifth day after mailing, if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid, and properly addressed, return receipt requested, to the party as follows: To the Company: Hemispherx Biopharma, Inc., 1617 JFK Boulevard, Philadelphia, Pennsylvania 1910, facsimile number: (215) 988-1739. To the Individuals: at the address set forth on the signature page hereto.

(b) This Agreement shall be governed by and construed in accordance with the substantive law of the State of Delaware without giving effect to the principles of conflicts of laws thereof.

(c) This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and may be amended only by a writing executed by all parties.

(d) This Agreement may be executed in two (2) or more counterparts, and with counterpart signature pages, each of which shall be deemed an original, and all of such counterparts together constitute but one (1) and the same agreement. One
(1) or more counterparts may be delivered by facsimile with the same force and effect as an original.

(e) If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their commercially reasonable efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as a sealed instrument as of the date first above written.

                               HEMISPHERX BIOPHARMA, INC.


                          By: _________________________
                              Chief Financial Officer

                                            Accredited
                                            Investor
Individual/Address                          Confirmation*     $Amount Committed

___________________________                       #4               $500,000
                                            --------------         --------
William A. Carter, M.D.





Fax No.:
----------------------------------

___________________________                        #4               $500,000
                                            ---------------         --------
Thomas Equels, Esq.





Fax No.:
----------------------------------


* Each Individual is required to insert one of the subsections of the definition of "Accredited Investor" set forth on the last two pages of the Agreement that applies to him.

                    FEDERAL DEFINITION OF ACCREDITED INVESTOR


                                 SEC RULE 501(a)


Sec. 230.501      Definitions and terms used in Regulation D.

                  As used in Regulation D, the following terms shall have the meaning indicated:

(a) Accredited Investor. "Accredited Investor" shall mean any person who comes within any of the following categories, or who the issuer reasonably believes comes within any of the following categories, at the time of the sale of the securities to that person:

                  (1) Any bank as defined in Section  3(a(2) of the Act,  or any savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Act whether acting in its individual or fiduciary capacity; any broker or dealer registered pursuant to Section 15 of the Securities Exchange Act of 1934; insurance company as defined in
         Section 2(13) of the Act; investment company registered under the Investment Company Act of 1940 or a business development company as defined in Section 2(a)(48) of that Act; Small Business Investment Company licensed by the U.S. Small Business Administration under
         Section 301(c) or (d) of the Small Business Investment Act of 1958; any plan established and maintained by a state, its political subdivisions, or any agency or instrumentality of a state or its political subdivisions for the benefit of its employees, if investment decisions are made by a plan fiduciary which is a bank, savings and loan association, insurance company, or registered investment adviser and the plan establishes fiduciary principles the same or similar to those contained in sections 404-407 of Title I of the Employee Retirement Income Security Act of 1974, employee benefit plan within the meaning of the Employee Retirement Income Security Act of 1974 if the investment decision is made by a plan fiduciary, as defined in Section 3(21) of such Act, which is either a bank, savings and loan association, insurance company, or registered investment adviser, or if the employee benefit plan has total assets in excess of $5,000,000 or, if a self-directed plan, with investment decisions made solely by persons that are accredited investors;

                  (2) Any private business development company as defined in Section 202(a)(22) of the Investment Advisors Act of 1940;

                  (3) Any organization described in Section 501(c)(3) of the Internal Revenue Code, corporation, Massachusetts or similar business trust, or partnership, not formed for the specific purpose of acquiring the securities offered, with total assets in excess of $5,000,000;

                  (4) Any director, executive officer, or general partner of the issuer of the securities being offered or sold, or any director, executive officer, or general partner of a general partner of that issue;

                  (5) Any natural person whose individual net worth, or joint net worth with that person's spouse, at the time of his purchase, exceeds $1,000,000;

                  (6) Any natural person who had an individual income in excess of $200,000 in each of the two most recent years or joint income with that person's spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching the same income level in the current year;

                  (7) Any trust, with total assets in excess of $5,000,000, not formed for the specific purpose of acquiring the securities offered, whose purchase is directed by a sophisticated person as described in '230.506(b)(2)(ii); and

                  (8) Any entity in which all of the equity owners are accredited investors.

                                                                   Exhibit 10.62
                Engagement Letter with Charles T. Bernhardt, CPA

                           HEMISOHERX BIOPHARMA, INC.

     Date:        December 1, 2008

     To:          Charles T. Bernhardt

   CC:            Robert Peterson, Wayne Springate

     From:        William A. Carter

     Re: Chief Financial Officer Position

--------------------------------------------------------------------------------

     Based on your outstanding commitment to date, we are prepared to offer you this position, effective January 1, 2009, subject to the following terms and conditions: The position is interim CFO on an "at will" basis i.e., either party may cancel the agreement upon two (2) weeks written notice. Moreover, based on your continued growth in the area of 404 and SOX compliance, plus other matters customarily executed by CFOs of public companies, we may well enter into a longer term contract, solely at our discretion. Your initial salary will be $160,000 per annum, paid 50% in restricted stock (like all other employees whose gross pay exceeds $90,000 per year) and you will be eligible for the Achievement Strategic Alliance
     (cash) pool described in our recent news releases. Following any significant external investment, you may receive the full salary in cash if you desire (you will receive a stock certificate for your work prior to January 1, 2009, regardless of your decision regarding the CFO (interim) position pursuant to your previous understanding with Wayne Springate). Mr. Peterson has agreed to assist you as Financial Advisor with special focus on timely preparation of the 10-K.

     I have certainly enjoyed working with you, especially your diligence, enthusiasm and willingness to work 7 days per week. Companies which survive and grow in such turbulent times benefit from such focused energy as yours.

     Best regards,


     William A. Carter, M.D., CEO

     Agreed to

     ----------------------                                     ----------
     Charles T. Bernhardt                                         Date

                                                                      Exhibit 21
                                  Subsidiaries

                                                                         Status
                                                                         -------
US Subsidiaries:

BioPro Corp.                                                             Dormant

BioAegean Corp.                                                          Dormant

Core BioTech Corp.                                                       Dormant



Foreign Subsidiaries:

Hemispherx Biopharma Europe N.V./S.A. (Belgium)                        Inactive

Hemispherx Biopharma Europe S.A. (Luxembourg)                          Dissolved

                                                                    Exhibit 23.1

Consent of Independent Registered Public Accounting Firm




Hemispherx Biopharma, Inc.
Philadelphia, Pennsylvania


     We consent to the incorporation by reference in the Registration Statements (No. 333-129811 and No. 333-155528) on Form S-8 and the Registration of the Universal Shelf (No. 333-151696) on Form S-3 of Hemispherx Biopharma, Inc. and Subsidiaries of our reports dated March 13, 2009 relating to our audit of the consolidated financial statements and the financial statement schedule, and internal control over financial reporting, which appear in this Annual Report on Form 10-K of Hemispherx Biopharma, Inc. for the year ended December 31, 2008.


/s/ McGladrey & Pullen LLP
McGladrey & Pullen LLP

Blue Bell, Pennsylvania
March 13, 2009

                                                                    Exhibit 31.1

      CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, William A. Carter certify that:

1.       I  have  reviewed  this  annual  report  on  Form  10-K  of  Hemispherx
         Biopharma, Inc.;

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

Date:  March 13, 2009

                                            /s/ William A. Carter
                                            ---------------------------
                                             William A. Carter, M.D.
                                             Chief Executive Officer

                                                                    Exhibit 31.2

      CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Charles T. Bernhardt certify that:

1.       I  have  reviewed  this  annual  report  on  Form  10-K  of  Hemispherx
         Biopharma, Inc.;

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

Date:  March 13, 2009

                                            /s/ Charles T. Bernhardt
                                            ------------------------
                                             Charles T. Bernhardt CPA
                                             Chief Financial Officer

                                                                    Exhibit 32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Carter, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                /s/ William A. Carter
                                --------------------------
                                William A. Carter, M.D.
                                Chief Executive Officer
                                March 13, 2009

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Hemispherx Biopharma, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles T. Bernhardt, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                 /s/ Charles T. Bernhardt
                                 -------------------------
                                 Charles T. Bernhardt CPA
                                 Chief Financial Officer
                                 March 13, 2009