Form 10-Q
period 2009-06-30
HEMISPHERX BIOPHARMA INC
filed 2009-08-10
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☒ No

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

126,237,215 shares of common stock were issued and outstanding as of August 3, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2008	June 30, 2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,119	$40,657
Short term investments (Note 4)	-	1,000
Inventories	864	864
Prepaid expenses and other current assets	330	264
Total current assets	7,313	42,785

Property and equipment, net	4,877	4,694
Patent and trademark rights, net	969	913
Investment	35	35
Other assets	17	16
Total assets	$13,211	$48,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791	$672
Accrued expenses (Note 5)	876	1,863
Total current liabilities	1,667	2,535

Commitments and contingencies

Stockholders’ equity (Note 6):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 78,750,995 and 119,704,387 respectively	79	120
Additional paid-in capital	208,874	250,154
Accumulated deficit	(197,409)	(204,366)
Total stockholders’ equity	11,544	45,908

Total liabilities and stockholders’ equity	$13,211	$48,443

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2008	2009
Revenues:
Clinical treatment programs	$15	$17

Total revenues	15	17

Costs and expenses:
Production/cost of goods sold	195	152
Research and development	1,160	1,982
General and administrative	1,790	1,862

Total costs and expenses	3,145	3,996

Operating loss	(3,130)	(3,979)

Interest and other income	328	109

Net loss	$(2,802)	$(3,870)

Basic and diluted loss per share (Note 2)	$(.04)	$(.04)

Weighted average shares outstanding, basic and diluted	74,054,082	100,077,267

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2008	2009
Revenues:
Sales of product net	$173	$-
Clinical treatment programs	50	46

Total revenues	223	46

Costs and expenses:
Production/cost of goods sold	444	273
Research and development	2,467	3,577
General and administrative	3,687	3,028

Total costs and expenses	6,587	6,878

Operating loss	(6,375)	(6,832)

Interest and other income	408	116
Financing costs	-	(241)

Net loss	$(5,967)	$(6,957)

Basic and diluted loss per share (Note 2)	$(.08)	$(.08)

Weighted average shares outstanding, basic and diluted	73,959,610	89,110,201

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2008	78,750,995	$79	$208,874	$(197,409)	$11,544
Options and warrants converted	5,445,420	5	5,678	-	5,683
Stock issued for settlement of accounts payable	1,779,534	2	1,135	-	1,137
Private placement, net of issuance costs	33,728,438	34	34,085	-	34,119
Equity based compensation	-	-	141	-	141
Standby Finance-finance costs	-	-	241	-	241
Net loss	-	-	-	(6,957)	(6,957)

Balance at June 30, 2009	119,704,387	$120	$250,154	$(204,366)	$45,908

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2009
(in thousands)
(Unaudited)

	2008	2009
Cash flows from operating activities:
Net loss	$(5,967)	$(6,957)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	169	177
Amortization of patent and trademark rights, and royalty interest	297	186
Financing cost related to Standby Financing	-	241
Equity based compensation	275	141
Gain on disposal of equipment	-	(83)
Increase (decrease) in assets and liabilities:
Inventories	(353)	-
Accounts and other receivables	74	(9)
Prepaid expenses and other current assets	42	171
Accounts payable	141	1,017
Accrued expenses	42	987
Net cash used in operating activities	$(5,280)	$(4,129)

Cash flows from investing activities:
Purchase of property plant and equipment	$-	$(5)
Additions to patent and trademark rights	-	(130)
Maturity of short term investments	3,951	-
Purchase of short term investments	-	(1,000)

Net cash provided by (used in) investing activities	$3,951	$(1,135)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended June 30, 2008 and 2009
(in thousands)
(Unaudited)

	2008	2009
Cash flows from financing activities:
Warrants and options converted	$-	$5,683
Proceeds from sale of stock, net of issuance costs	-	34,119

Net cash provided by financing activities	$-	$39,802

Net increase (decrease) in cash and cash equivalents	(1,329)	34,538

Cash and cash equivalents at beginning of period	11,471	6,119

Cash and cash equivalents at end of period	$10,142	$40,657

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$292	$1,137

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

NOTE 2: NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 15,554,571 and 35,817,809 shares, are excluded from the calculation of diluted net loss per share for the six months ended June 30, 2008 and 2009, respectively, since their effect is antidilutive.

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
	Six Months Ended June 30,
	2008	2009
Risk-free interest rate	2.86% – 3.74%	1.76% - 2.54%
Expected dividend yield	-	-
Expected lives	2.5 - 5.0 yrs	2.5 – 5.0 yrs.
Expected volatility	74.00 – 79.18%	86.78% - 110.57%
Weighted average grant date fair value of options and warrants issued	$34,000	$113,814

Stock option activity during the six months ended June 30, 2009, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	4,626,089	$2.66	8.25	$-
Options granted	1,655,000	2.42	9.69	-
Options forfeited	(22,481)	2.13	-	-
Outstanding December 31, 2008	6,258,608	2.60	7.92	-
Options forfeited	(29,856)	2.24	6.32	$9,000
Outstanding June 30, 2009	6,228,752	2.60	7.42	$-
Exercisable June 30, 2009	6,148,926	$2.61	7.45	$-

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2009 was $0.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	166,763	$1.59	7.18	$-
Options granted	-	-	-	-
Options vested	(73,420)	1.68	8.58	-
Options forfeited	(16,399)	2.00	6.18	-
Outstanding December 31, 2008	76,944	1.41	3.89	-
Prior unvested	2,882	2.61	7.45	-
Options vested	-	-	-	-
Options forfeited	-	-	-	-
Outstanding June 30, 2009	79,826	$1.45	3.54	$87,000

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	1,935,482	$2.43	8.05	$-
Options granted	482,000	2.02	6.72	-
Options forfeited	-	-	-	-
Outstanding December 31, 2008	2,417,482	2.35	6.98	-
Options granted	40,000	1.89	9.88	26,000
Options forfeited	(219,634)	2.36	7.30	40,000
Options exercised	(176,666)	2.36	7.30	32,000
Outstanding June 30, 2009	2,061,182	$2.59	7.17	$-
Exercisable June 30, 2009	2,044,515	$2.58	7.35	$-

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2009 was approximately $31,000 and $38,000, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	40,000	$1.50	9.30	$-
Options granted	-	-	-	-
Options vested	(13,333)	(1.64)	6.91	-
Options forfeited	-	-	-	-
Outstanding December 31, 2008	26,667	1.43	9.00	-
Options granted	-	-	-	-
Options vested	(10,000)	2.61	7.45	-
Options forfeited	-	-	-	-
Outstanding June 30, 2009	16,667	$.72	9.13	$30,000

The impact on the Company’s results of operations of recording equity based compensation for the six months ended June 30, 2008 and 2009 was to increase general and administrative expenses by approximately $275,000 and $141,000 respectively.  However, there was no impact on basic and fully diluted earnings per share.

As of December 31, 2008 and June 30, 2009, respectively, there was $46,000 and $28,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: SHORT TERM INVESTMENTS

Securities classified as available for sale consisted of:

	June 30, 2009
Name Of Security	Cost	Market Value	Unrealized Loss	Maturity Date
Bank of America – CD	$250,000	$250,000	$-	7/28/2009
Midfirst Bank – CD	250,000	250,000	-	7/28/2009
Wilmington Trust - CD	250,000	250,000	-	8/6/2009
Marshall & Ilsley - CD	250,000	250,000	-	8/10/2009

Total	$1,000,000	$1,000,000	$-

No investment securities were pledged to secure public funds at June 30, 2009.

Comprehensive Income

The Company reports comprehensive income, which includes net loss, as well as certain other items, which result in a charge to equity during the period.

	Three months ended June 30 (in thousands)		Six months ended June 30 (in thousands)
	2008	2009	2008	2009

Unrealized gains (losses) during the period	$17	$-	$61	$-
Realized loss (gains) during the period	(33)	-	(54)	-
Other comprehensive income (loss)	$(16)	$-	$7	$-

There are no income tax effects allocated to comprehensive income as the Company has no tax liabilities due to net operating losses.

NOTE 5: ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and June 30, 2009 consist of the following:
	(in thousands)
	December 31,	June 30,
	2008	2009
Compensation	$192	$1,321
Professional fees	497	288
Royalties	-	30
Other expenses	54	63
Other liabilities	133	161

Total	$876	$1,863

Accrued expense related to Compensation increased approximately $1,129,000 due to the Company’s implementation of the Employee Wages Or Hours Reduction Program (the “Program”) on January 1, 2009.  As a result of this Program, employees received “Incentive Rights” as a form of compensation for their election to reduce wages that accrue monthly and will be awarded as Company stock six months after they have been earned on a rolling basis.  This Program was suspended as of May 31, 2009 and as a result employees are projected to receive their monthly allotment of Company stock on July 31, August 31, September 30, October 31, and November 30, 2009 unless distribution periods are restricted by Security & Exchange Commission (“SEC”) regulation.

NOTE 6: STOCKHOLDERS’ EQUITY

On May 8, 2009, the Company entered into a letter agreement (the “Engagement Letter”) with Rodman & Renshaw, LLC (“Rodman”) as placement agent, relating to a proposed offering of the Company’s securities.

The proceeds from the May 10 and 18, 2009 equity transactions are net of all related offering costs, including the fair value of warrants issued.

On May 10, 2009, the Company entered into Securities Purchase Agreements with two institutional investors.   Pursuant to the Securities Purchase Agreements, the Company issued to these investors in the aggregate: (a) 13,636,363 shares of Company common stock; (b) Series I warrants to purchase an additional 6,136,363 shares of Company common stock at an exercise price of $1.65 per share (“Series I Warrants”); and (c) Series II warrants to purchase up to 3,000,000 shares of Company common stock at an exercise price of $1.10 per share (“Series II Warrants,” and together with the Series I Warrants, the “Warrants”).  The Series I Warrants can be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  The Series II Warrants can be exercised at any time on or after the May 18, 2009 date of delivery of the Series II Warrants and for a period of 45 days thereafter.  As of June 30, 2009, all Series II Warrants were exercised.

Rodman, as placement agent for the May 10, 2009 Securities Purchase Agreements, acted on a best efforts basis for the offering and received a placement fee equal to $825,000 as well as Series I Warrants to purchase 750,000 shares of the Company’s common stock equal at an exercise price of $1.38 per share.  The Series I Warrants can be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  Rodman also was entitled to a fee equal to 5.5% of the Series II Warrants that were exercised.  As of June 30, 2009, Rodman received $165,000 in fees with regard to the exercise of the Series II Warrants.

On May 18, 2009, the Company entered into Securities Purchase Agreements with two institutional investors.  Pursuant to the Securities Purchase Agreements, the Company issued to these investors in the aggregate: (a) 11,906,976 shares of Company common stock; and (b) warrants to purchase an additional 4,167,440 shares of common stock at an exercise price $1.31 per share (“Warrants”).  The Warrants could be exercised at any time on or after their May 21, 2009 date of issuance and for a five year period thereafter.  As of June 30, 2009, 1,895,000 of these Warrants had been exercised.

Rodman, as placement agent for the May 18, 2009 Securities Purchase Agreements, acted on a best efforts basis for the offering and received a placement fee equal to $880,000 as well as Warrants to purchase 654,884 shares of common stock at an exercise price of $1.34375 per share.  The Warrants can be exercised at any time on or after the six month anniversary of the May 21, 2009 closing date of the offering and for a five year period thereafter.

On July 2, 2008, the Company entered into a $30 million Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC (“Fusion Capital”, an Illinois limited liability company.  Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with Fusion Capital.  Under the registration rights agreement, we filed a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement.  That registration statement was declared effective by the SEC on August 12, 2008.  As reported in the registration statement related to the transaction, we have the right over a 25 month period from August 2008 to sell our shares of common stock to Fusion Capital from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million.  The purchase price of the shares related to the $30.0 million of future funding will be based on the prevailing market prices of the Company’s shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion Capital.  However, Fusion Capital cannot purchase any shares of our common stock pursuant to the Purchase Agreement if the price of our common stock has three trading days with an average value below $0.40 over the prior twelve trading days.  For the past three months, the price of our common stock has periodically closed below $0.40, thereby adversely affecting our ability to consistently access the Fusion Capital financing.  The Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.  There are no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. In consideration for entering into the Purchase Agreement, we issued to Fusion Capital 650,000 shares as a commitment fee.  Also, we will issue to Fusion Capital up to an additional 650,000 shares as a commitment fee pro rata as we receive up to the $30.0 million of future funding. During the three months ended June 30, 2009, Fusion has purchased 5,871,649 shares for $5,519,998 under this Purchase Agreement.  As of June 30, 2009 Fusion Capital has purchased total shares of 8,601,921 for $6,659,998 under this agreement.  In addition, Fusion Capital has received 794,229 commitment shares.

The Company has been using the proceeds from this financing to fund operating expenses and infrastructure growth including manufacturing, regulatory compliance and market development with regards to Alferon N Injection® and Alferon® LDO (Low Dose Oral) along with the FDA approval process of Ampligen®.

The Equity Plan effective May 1, 2004, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Plan of 2004.  Unless sooner terminated, the Equity Plan of 2004 will continue in effect for a period of 10 years from its effective date.  As of June 30, 2009, the Company effectively exhausted this plan and issued an aggregate 7,898,355 shares, stock options and warrants to vendors, Board Members, Directors and Consultants under the 2004 Equity Compensation Plan.  The shares had prices ranging from $0.35 to $0.89 based on the NYSE Amex closing price.  The stock options had various exercise prices ranging from $1.30 to $6.00 and had terms of five to ten years.  The stock options vested over varying periods.

The Equity Incentive Plan of 2007, effective June 20, 2007, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2007.  Unless sooner terminated, the Equity Incentive Plan of 2007 will continue in effect for a period of 10 years from its effective date.  As of June 30, 2009 the Company issued to vendors, Board Members, Directors and Consultants, shares, stock options, warrants and “Incentive Rights” under the Employee Wages or Hours Reduction Program (see “ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Employee Wage Or Hours Reduction Program” for details on the Employee Wages Or Hours Reduction Program).  These securities consisted of an aggregate of 7,695,374 shares and shares issuable upon exercise/conversion of the foregoing securities.

The aggregate shares to vendors, Board Members, Directors and Consultants had prices ranging from $0.32 to $2.11 based on the NYSE Amex closing price.

The aggregate stock options had various exercise prices ranging from $0.72 to $2.20 and had terms of ten years.  The Company utilized the Black-Scholes Pricing Model to fair value the stock options which had been issued during the Six months ended June 30, 2009 and accordingly recorded approximately $122,000 as equity based compensation for these issuances during this period.  The stock options vested immediately upon grant.

The aggregate Incentive Rights are rights for employees to receive Company shares and had prices ranging from $0.13 to $0.80 based on the average daily closing prices of the Company shares on the NYSE Amex.  These Incentive Rights are being issued monthly in a format consistent with the Employee Wages or Hours Reduction Program.  An aggregate 1,981,983 of Incentive Rights have been accumulated by employees as of June 30, 2009 with an approximate value of $1,002,000 as equity based compensation.

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009.  Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date and as of June 30, 2009 the Company had issued no shares, stock options or warrants against the Plan.

The Company also recorded an additional $19,000 during the six months ended June 30, 2009, in equity based compensation which related to the vesting of stock options issued to employees in 2007.

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

The FASB has issued FASB Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:
1.
Theperiod after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company has determined that the application of this issue has no impact on the financial statements.

The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards CodificationTM(Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

NOTE 8: SUBSEQUENT EVENT

We considered all material events through August 7, 2009 and determine that there were no reportable matters.

ITEM 2:Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 7, 2008, the FDA accepted for review our NDA for Ampligen® to treat CFS, originally submitted in October 2007. We are seeking marketing approval for the first-ever treatment for CFS. At present, only supportive, symptom-based care is available for CFS patients. The NDA for Ampligen®, whose chemical designation is poly I : poly C12U, is also the first ever accepted for review by the FDA for systemic use of a toll-like receptor therapy to treat any condition.  On February 18, 2009, we were notified by the FDA that the originally scheduled Prescription Drug User Fee Act (“PDUFA”) date of February 25, 2009 has been extended to May 25, 2009.  On May 22, 2009, we were notified by the FDA that it may require up to one to two additional weeks to take action beyond the scheduled PDUFA action date of May 25, 2009. Since that date, no further notification has been received from the FDA.

The Status of our initiative for Ampligen® as an adjuvant for preventative vaccine development includes the pre-clinical studies in seasonal and pandemic influenza for intranasal administration being conducted by Japan’s National Institute for Infectious Diseases.  A three year program targeting regulatory approval for pandemic flu and seasonal flu in Japan has been funded by the Japanese Ministry of Health.  Parties to the research grant include Hemispherx, the NIID and BIKEN (operational arm of the non-profit Foundation for Microbial Disease of Osaka University).  Our agreement with BIKEN is part of a three party agreement to develop an effective influenza vaccine for Japan and utilizes the resources of the National Institute of Infectious Disease of Japan.  We intend to conduct human studies to seek approval for seasonal and pandemic indications for intranasal administration.  A phase II study for intramuscular administration for seasonal flu was conducted in Australia through St. Vincent’s Hospital Clinical Trials Centre.  Work continues to compile a full data set, including Serologic studies.  Since only certain labs are qualified to conduct these tests, and during the course of the clinical testing one of these testing labs changed ownership, expectations for results have been delayed until mid to late 2009.

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

Commercial sales of Alferon N Injection® were halted in April 2008 as the current expiration date of our finished goods inventory expired in March 2008.  The FDA has declined to respond to our requests for an extension of the expiration date, therefore we consider the request to be denied.  Since our testing of the product indicates that it is not impaired and could be safely utilized, the finished goods inventory of 2,745 Alferon N Injection® 5ml vials may be used to produce approximately 11,000,000 sachets of Alferon® Low Dose Oral (“LDO”) for future clinical trials.

Production of Alferon N Injection® from our Work-In-Progress (“WIP”) Inventory had been put on hold due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen® NDA.  Project plans, timelines and budgets are being produced to ready facilities and expand staffing to produce Alferon® Purified Drug Concentrate (“PDC”) to manufacture as either or both Alferon N Injection® and Alferon® LDO now that adequate funding was obtained in May, 2009.  As a result, it is anticipated that Alferon N Injection® or Alferon® LDO could be available in mid to late 2010.

Our Ampligen® FDA pre-inspection had noted small discrepancies that have been addressed by us and documented in a response to the regional FDA office in New Jersey on April 28, 2009.  As a result, the New Jersey office of the FDA has indicated that there are no more preapproval review issues at this time.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2009 versus three months ended June 30, 2008

Net loss

Our net loss of approximately $3,870,000 for the three months ended June 30, 2009 was $1,068,000 or 38.1% greater when compared to the same period in 2008.  This increase in loss was primarily due to the following expense elements:

1)	Research and Development costs in the three month ended June of 2009 increased approximately $822,000 or 71% as compared to the same period in 2008.

2)	General and Administrative expenses increased approximately $72,000 or 4% during the second quarter of 2009 as compared to the prior period in 2008.

3)	Interest and other income decreased $219,000 or 67% for the three months ended June 30, 2009 as compared to the same period in 2008.

4)	The above increases in expenses were offset by a decrease in Production/cost of goods sold of approximately $43,000 or 22%.

Net loss per share was $0.04 for the current period versus $0.04 for the same period in 2008.

Revenues

Revenues for the three months ended June 30, 2009 were $17,000 compared to revenues of $15,000 for the same period in 2008.  There were no revenues related to the sale of Alferon N Injection® for this period in 2009 or 2008.  Revenues from our Ampligen® cost recovery program had slightly increased $2,000 or 13% for the quarter in 2009 with approximately the same number of patients participating in the program.  Commercial sales of Alferon N Injection® were halted in April 2008 as the current expiration date of our Finished Goods Inventory expired in March 2008.  As a result, we have no Alferon N Injection® product to commercially sell and all revenue was generated from Ampligen® cost recovery clinical treatment programs.

Production costs/cost of goods sold

Production/cost of goods sold was approximately $152,000 and $195,000, respectively, for the three months ended June 30, 2009 and 2008.  This represented a decrease of approximately $43,000 or 22% as compared to the same period in 2008.  The 2009 and 2008 expenses primarily represent the costs to maintain Alferon N Injection® and Ampligen® Inventory including storage, stability testing and reporting costs.  Cost of goods sold expenses for the three months ended 2009 and 2008 were impacted by the same lack of Alferon N Injection® sales since April 1, 2008.

Research and development costs

Overall research and development costs for the three months ended June 30, 2009 were $1,982,000 as compared to $1,160,000 for the same period a year ago reflecting an increase of $822,000 or 71%.  The second three months of 2009’s research and development costs included $217,000 of incremental non-cash labor expenses that is attributed to Research and Clinical employees participating in the Employee Wage Or Hour Reduction Program (see “Liquidity and Capital Resources; Employee Wage Or Hours Reduction Program” below for details on the Employee Wages Or Hours Reduction Program) and $450,000 in bonus awards with respect to achieving 2008 corporate goals and objectives.  In addition for the quarter ended June 30, 2009 as compared to 2008, research and development expenses in 2009 included project expenses for $159,000 related to testing and preparation of the New Brunswick facility for the possible commercial manufacture of Ampligen®.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2009 and 2008 were approximately $1,862,000 and $1,790,000, respectively, reflecting an increase of $72,000 or 4%.  The primary causes of this increase were $115,000 of incremental non-cash labor expenses resulting from General and Administrative employees participating in the Employee Wage Or Hour Reduction Program, along with an increase of $123,000 in stock filing and transfer fees and $308,000 in legal and professional fees in relation to the equity stock sales of May 2009.  These increased costs during the second quarter of 2009 were offset by reduced general legal fees for $323,000 and a decrease in personnel for a savings of $120,000 and an overall reduction of general costs for $29,000.

Interest and Other Income

Interest and other income for the three months ended June 30, 2009 and 2008 was $109,000 and $328,000, respectively, representing a decrease of $219,000 or 67%.  The primary causes for the decrease in 2nd Quarter of 2009 was a $368,000 in reduced investment income resulting from lower available interest rates.  This interest income reduction was offset by a net realized gain of $149,000 that arose from the occurrence of two events: a) in the three months ended June 2009 equipment was disposed at a gain of $84,000; and b) an equipment value impairment write-down of $65,000 occurred during the first three months of 2008.

Interest Expense and Financing Costs

We had no interest expense or non-cash financing costs for the three months ended June 30, 2009 or 2008.

Six months ended June 30, 2009 versus six months ended June 30, 2008

Net loss

Our net loss of approximately $6,957,000 for the six months ended June 30, 2009 was $990,000 or 16.6% greater when compared to the same period in 2008.  This increase in loss was primarily due to the following combination of revenue and expense elements:

1)	Research and Development costs in the six month ended June of 2009 increased approximately $1,110,000 or 45% as compared to the same period in 2008.

2)
There were no sales of Alferon N Injection® for the six months ended June 30, 2009, as finished goods inventory had reached its current product expiration date of March 31, 2008.  Sales of Alferon N Injection® for the six months ended June 30, 2008, amounted to approximately $173,000.  Revenues from our Ampligen® cost recovery program for the six months ended June 30, 2009 decrease of $4,000 or 8% as compared to the prior period in 2008.

3)	Interest and other income decreased $292,000 or 72% for the six months ended June 30, 2009 as compared to the same period in 2008.

4)
In the six months ended June 30, 2009 as compared to the same period in 2008, $241,000 non-cash financing costs increased in the form of Common Stock Commitment Warrants incurred as a result of the February 2009 implementation of the Standby Financing.  No agreement of this type existed during the first six months of 2008.

The above increases in expenses was offset by a decrease in Production/cost of goods sold of approximately $171,000 or 39% and decrease in General and Administrative expenses of approximately $659,000 or 18%.

Net loss per share was $0.08 for the current period versus $0.08 for the same period in 2008.

Revenues

Revenues for the six months ended June 30, 2009 were $46,000 compared to revenues of $223,000 for the same period in 2008.  There were no revenues related to the sale of Alferon N Injection® for the six month period ended 2009 while there were approximately $173,000 of sales for the same period of 2008.  Revenues from our Ampligen® cost recovery program for the six months ended June 30, 2009 were $46,000 compared to revenues of $50,000 for the same period in 2008, a decrease of $4,000 or 8% for approximately the same number of patients participating in the program.  Commercial sales of Alferon N Injection® were halted in April 2008 as the current expiration date of our Finished Goods Inventory expired in March 2008.  As a result, we have no Alferon N Injection® product to commercially sell and all revenue was generated from Ampligen® cost recovery clinical treatment programs.

Major efforts of the New Brunswick manufacturing staff were redirected throughout year 2008 and to date in 2009 to the task of preparing our plant for FDA pre and post approval inspections in connection with the Ampligen® NDA review process.

Project plans, timelines and budgets are being produced to ready facilities and expand staffing to produce Alferon® Purified Drug Concentrate (“PDC”) to manufacture as either or both Alferon N Injection® and Alferon® LDO now that adequate funding was obtained in May 2009.  As a result, it is anticipated that Alferon N Injection® or Alferon® LDO could be available in mid to late 2010.

Production costs/cost of goods sold

Production/cost of goods sold was approximately $273,000 and $444,000, respectively, for the six months ended June 30, 2009 and 2008.  This represented a decrease of approximately $171,000 or 39% as compared to the same period in 2008.  The 2009 expenses primarily represent the costs to maintain Alferon N Injection® and Ampligen® Inventory including storage, stability testing and reporting costs.  A secondary reason for the decrease in cost of goods sold for 2009 can be attributed to the lack of Alferon N Injection® sales since April 1, 2008 and its impact on costs of goods sold for the six months ended June 30, 2008.

Research and development costs

Overall research and development costs for the six months ended June 30, 2009 were $3,577,000 as compared to $2,467,000 for the same period a year ago reflecting an increase of $1,110,000 or 45%.  The first six months of 2009’s Research and Development costs include the book value abandonment expense write-off of $115,000 for 24 patents that Management deemed no longer of value or material to future operations.  Additionally for the six months ended June 30, 2009, $545,000 of incremental non-cash labor expenses were attributed to Research and Clinical employees participating in the Employee Wage Or Hour Reduction Program (see “Liquidity and Capital Resources; Employee Wage Or Hours Reduction Program” below for details on the Employee Wages Or Hours Reduction Program) and 2009 bonus awards of $450,000 in relationship to achieving 2008 corporate goals and objectives.

During 2008 and 2009, we spent considerable time and effort preparing for the preapproval inspection by the FDA for manufacturing of Ampligen® product and its raw materials, polynucleotides Poly I and Poly C12U.  A satisfactory recommendation from the FDA Office of Compliance based upon an acceptable preapproval inspection is required prior to approval of the product.  The preapproval inspection determines compliance with current Good Manufacturing Practices (“cGMP”) as well as a product specific evaluation concerning the manufacturing process of product.  The inspection includes many aspects of the cGMP requirements, such as manufacturing process validation, equipment qualification, analytical method validation, facility cleaning, quality systems, documentation system and part 11 compliance.

The New Jersey District Office of the FDA conducted an inspection of the New Brunswick, New Jersey facility in late January and early February 2009.  A one-page Form FDA 483 was issued citing a need to reperform four method validations to generate data in the New Brunswick Laboratories.  These validations had been performed at another site also owned and operated by us prior to transferring the equipment to New Brunswick.  The validations have been completed and the reports were forward to the FDA on April 28, 2009 for review.  As a result, the New Jersey office of the FDA has indicated that there are no more preapproval review issues at this time.

The FDA conducted a field inspection at Hollister-Stier Laboratories in Spokane, Washington in mid-2008.  The Ampligen® final fill operations are performed under contract with Hollister-Stier.  The inspection resulted in a FDA Form 483 with two observations dealing with reviews and validations of process variability.  We continue to work with Hollister-Stier to finalize specific actions to address the FDA Form 483 issues and Hollister-Stier has submitted a specific action plan to the Seattle, Washington office of the FDA.  It is our expectation that these issues will be resolved and we will be able to complete the resultant sequential validations by the end of 2009.

On September 19, 2008, we executed an agreement with Lovelace Respiratory Research Institute in Albuquerque, New Mexico to perform certain animal toxic studies in support of our Ampligen® NDA.  These studies were requested by the FDA and will be done in collaboration with the resources of the New Brunswick facility.  These studies have been substantially completed with summary reports expected to be issued to the FDA during the third quarter of 2009.  Data for final FDA reports are presently undergoing internal auditing at Lovelace and Hemispherx with a projected completion of the final report for late 2009 to early 2010.

We are also engaged in ongoing, experimental studies assessing the efficacy of Ampligen®, Alferon N Injection®, and Alferon® LDO against influenza viruses as a single adjuvant agent antiviral with Japan’s National Institute of Infectious disease, Biken (the for profit operational arm of the Foundation for Microbial Diseases of Osaka University) and St. Vincent’s Hospital in Darlinghurst, Australia.  As a result of focusing our resources on the Australian and Japanese studies, no further experiments are being undertaken by the Defence R&D.  We consider our more critical studies as those being undertaken in Japan, Australia, Utah State University and University of Texas’ biocontainment facilities as well as the design of new Alferon® LDO studies with both healthy volunteers and high risk groups susceptible to seasonal or pandemic influenza.  Discussions are also underway with authorities in China and Argentina.

The Biken initial arrangement was concluded in December 2007 and basically consists of Biken purchasing Ampligen® for use in conducting further animal studies of intranasal prototype vaccines containing antigens from influenza sub-types H1N1, H3N2 and B progressing to human studies with all programs supported by the Japanese Health Ministry.  Under the terms of the non—exclusive licensing arrangement, we will receive royalties as well as income for all Ampligen® used in the ongoing experimental work and any subsequent marketing of Ampligen® as an immuno-enhancer for flu vaccines delivered intranasally in Japan.  To date, only two or three pharmaceutical companies worldwide have achieved regulatory authorizations to sell intranasally (“IN”) administered influenza vaccines versus many companies receiving approval for intramuscular vaccine delivery routes.  Safety has been paramount in developing effective treatments.  However, animal studies to date indicate Ampligen®, an experimental drug, may be safely administered intranasally.  Clinical studies (in other disorders) have built a database of more than 90,000 injections of Ampligen® when given parenterally (intravenous, or “IV”).  In June 2008, Biken notified us they were accelerating their program and were shipped additional Ampligen® supplies for various preclinical vaccine studies and research projects that remain in progress.  A secondary goal of the trial is to evaluate whether antibodies stimulated by the vaccine/Ampligen® combination also provide protection against H5N1, the avian influenza virus.  Since 2003 through July 1, 2009, the World Health Organization (“WHO”) has confirmed 463 cases and attributed 262 human deaths worldwide to H5N1.  Investigators from Japan’s Institute of Infectious Disease have conducted studies in animals that suggest that Ampligen® can stimulate a sufficiently broad immune response to provide cross-protection against a range of virus genetic types, including H5N1 and derivative clades.  Japan’s Council for Science & Technology Policy (“CSTP”), a cabinet level position, has recently awarded funds from Japan’s CSTP to advance research with influenza vaccines utilizing Ampligen.  The Principal Investigator of this advanced study, Dr. Hideki Hasegawa, plans to undertake clinical studies in 2009 and 2010.  Dr. Hasegawa’s research focuses on mucosal immunity and the inherent advantages of a vigorous immune response to respiratory pathogens.  Clinical trials emanating from successful Primate (monkey) studies are anticipated to begin in 2010.

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

Concurrently, our collaborative partner in Japan, Biken Corporation, completed successfully in co-operation with NIID a series of animal/preclinical test on the new pandemic vaccines with Ampligen®.  Biken is to proceed to conduct the studies for regulatory requirements such as safety, stability and formulation to be shared with NIID.  Successful studies in animal models, including the monkey studies conducted to date under auspices of the Japanese NIID, do not necessarily predict human safety and efficacy of any investigational product including Ampligen®.  To support preclinical studies at Biken, Ampligen® especially formulated for intranasal use has been manufactured and is in the process of being packaged and shipped.

The recent emergence of a new H1N1 Swine Flu strain with high associated mortality in Mexico, Argentina and elsewhere provide additional significance to the Japanese studies.  The original studies by Dr. Hasegawa and his colleagues that provided the basis for the expanded preclinical trials demonstrated cross-clade protection against H5N1 isolates following vaccination with a seasonal influenza vaccine (J Infect Dis.196:1313-1320, 2007).  Bearing this program in mind as a next step, Biken Corporation is concentrating its maximum efforts to regulatory path to the earliest registration of H5N1 intranasal vaccine combined with Ampligen in Japan.

The clinical trial in Australia is using Ampligen® in combination with seasonal flu vaccine. This open-label study (Phase IIa) utilizing Ampligen® (Poly I: Poly C12U) as a potential immune-enhancer was conducted in Australia with thirty-eight subjects age 60 or greater with the standard trivalent seasonal influenza vaccines.  Ampligen® was administered subcutaneously.  Elderly subjects typically have reduced immune responses relative to younger populations.  The combinational treatment was generally well-tolerated.  Serologic studies to evaluate the magnitude and spectrum of immune response are pending and are expected by mid to late 2009; however, only certain labs are qualified to conduct these tests and during the course of the clinical testing, one of these testing labs changed ownership and is undergoing renovation.  As a result, a brief delay has occurred in our ability to undertake Serologic studies to evaluate the magnitude and spectrum of immune response.

Collaboration studies in non-human primates conducted by ViroClinics in the Netherlands suggest a potential role for Alferon® LDO as another novel therapeutic approach to viral pandemics.  A manuscript on these findings is expected to be submitted in mid to late 2009.  It is our understanding that in these studies, Alferon® LDO treatment appeared to be more effective than published results for neurominidose inhibitor (Relenza®), which is a current standard for care of seasonal flu along with a similar drug in Tamiflu®.  Alferon® LDO is now poised for clinical trials against seasonal influenza.  The opportunity for Alferon® LDO is reinforced by new reports of severe side effects secondary to Tamiflu®, the present standard of care, by both the FDA and Japanese health authorities.  Also, Tamiflu® resistant strains of flu virus are now raising serious concerns on a world-wide basis.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2009 and 2008 were approximately $3,028,000 and $3,687,000, respectively, reflecting a decrease of $659,000 or 18%.  This decrease relates primarily to a reduction in all areas of expenses due to reduced legal fees of $685,000, stock compensation of $218,000, accounting consultants and fees of $100,000, decease in personnel for a savings of $120,000 along with a savings of $74,000 in general costs.  This decrease also reflected 2008 refunds paid to customers for the return of expired Alferon® for $113,000.  These cost savings were somewhat offset by an increase of $220,000 of incremental non-cash labor expenses resulting from General and Administrative employees participating in the Employee Wage Or Hour Reduction Program along with an increase $123,000 in stock filing and transfer fees and $308,000 in legal and professional fees in relation to the equity stock sales of May 2009.

Interest and Other Income

Interest and other income for the six months ended June 30, 2009 and 2008 was $116,000 and $408,000, respectively, representing a decrease of $292,000 or 72%.  The primary cause for the decrease in the six months ended June 30, 2009 were a $421,000 in reduced investment income resulting from lower available interest rates.  This interest income reduction was offset by a net realized gain of $149,000 that arose from the occurrence of two events: a) in the six months ended June 2009 equipment was disposed at a gain of $84,000; and b) an equipment value impairment write-down of $65,000 occurred during the first six months of 2008.

Interest Expense and Financing Costs

We had no interest expense for the six months ended June 30, 2009 or 2008.  On February 1, 2009 we entered into a Standby Financing Agreement that produced finance costs of $241,000 in Common Stock Commitment Warrants for the six months ended June 30, 2009 for which no agreement of this type existed during the prior period in 2008.  For detailed information on this agreement, refer to “Standby Financing Agreement” below.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2009 was $4,129,000 compared to $5,280,000 for the same period in 2008 a reduction of $1,151,000 or 21.8%.  This reduction reflects lower expenditures primarily related to Management’s cash conservation program that included reducing controllable expenses and utilizing our common stock where possible as payment to Board Members, employees, consultants and vendors.  Cash provided (used) by investing activities during the six months ended June 30, 2009 and 2008 totaled ($1,135,000) and $3,951,000, respectively, primarily due to the 2009 purchase and 2008 maturity of short term investments.  We had proceeds from financing activities of $39,802,000 and $-0- during the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, we had approximately $41,657,000 in cash, cash equivalents and short-term investments, or an increase of approximately $35,538,000 from December 31, 2008.

We have been using the proceeds from Fusion Capital’s equity financing to fund operating expense and infrastructure growth including manufacturing, regulatory compliance and market development costs related to the FDA approval process for Ampligen®.  During the second quarter of 2009, we were able to raise $5,519,998 in equity financing pursuant to the Fusion Agreement. Also, we entered into securities purchase agreements to sell stock and warrants. See “Note 6: Stockholders’ Equity” under notes to the Unaudited Condensed Consolidated Financial Statements.

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

Standby Financing Agreement

In February 2009, we entered into a Standby Financing Agreement pursuant to which certain individuals (“Individuals”), consisting of Dr. Carter and Thomas Equels, agreed to loan us up to an aggregate of $1,000,000 in funds should we be unable to obtain additional financing, if needed.  Under the Standby Financing Agreement, we would use our best efforts in 2009 to obtain one or more additional financing agreements on such terms as our Board deems to be reasonable and appropriate in order to maintain our operations.  If at any time after December 1, 2009 and prior to June 30, 2010 a majority of our independent Directors deems that in the event a financing of at least $2.5 Million has not been obtained and additional funds are needed to maintain our operations, we will send a written notice to each of the Individuals informing them of the total amount of additional funds required and the specific amount that will be required from each Individual.  Such funding was obtained in May 2009.

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

On a semi-monthly basis, Participants received rights to Stock (“Incentive Rights”) that could not be traded.  Six months after the date the Incentive Rights were awarded, we established a process to have Incentive Rights converted into Stock and issued to each Participant on a monthly basis.  We have established and maintain a record for the number of Incentive Rights awarded to each Participant.  At the end of each semi-monthly period, we determined the number of Incentive Rights by converting the proportionate incentive award to the value of the Stock by utilizing the closing price of the Stock on the NYSE Amex based on the average daily closing price for the period.

The Plan was administered for full-time employees as follows:

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

We have worked with Wachovia Securities, LLC (“Wachovia Securities”) to establish a trading account for each Participant.  Incentive Rights will constitute income to the Participants and be subject to payroll taxes upon Stock issuance.  We will bear all expenses related to selling the Stock at Wachovia Securities (i.e.; broker fees, transaction costs, commissions, etc.) for payroll withholding tax purposes.  Thereafter, for each Participant that remains an active employee during the period, we will continue to bear such costs from their Wachovia Securities’ accounts for the maintenance of these account and all expenses related to selling our Stock.  Participants leaving us or voluntarily separating from the Plan will receive the Stock earned upon the six month conversion of their Incentive Rights.  The Plan benefits for individuals that are no longer Participants will become fixed and we will not continue to bear such costs from the designated brokerage firm for the maintenance of an account nor any expenses related to selling Hemispherx stock except for the initial costs associated to the selling of stock for payroll withholding tax purposes.

The Program was suspended as of May 31, 2009 and as a result employees are projected to receive their monthly allotment of Company stock on July 31, August 31, September 30, October 31, and November 30, 2009 unless distribution periods are restricted by SEC regulation.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $41,657,000 in cash and cash equivalents and short-term investments at June 30, 2009.  To the extent that our cash and cash equivalents and short term investments well exceed our near term funding needs, we generally invested the excess cash in three to twelve month interest bearing financial instruments.  However with current funds well in excess of our short-term operational needs, we are reassessing our cash management strategy to consider longer term financial instruments.  We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

Item 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of June 30, 2009 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2009, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

Our litigation in the Federal District Court for the Eastern District of Pennsylvania with Lovells LP has been settled for $164,000 that is being paid by way of unsecured monthly installments through January, 2010.  Accordingly, we have recorded a contingency for the outstanding balance of $159,000 as a result of the settlement for the period ended June 30, 2009.

In May 2009, Cato Capital LLC (“Cato”) made a demand on us, alleging that under a 2008 agreement between it and us, we owed Cato a placement fee for allegedly assisting in procuring investments in Hemispherx.  We dispute these allegations.  On July 31, 2009, we were served with a complaint filed by Cato in the United States District Court for the District of Delaware in which Cato asserts the previously referenced claim.  We believe that we have exemplary defenses and will vigorously defend against this claim.

In December, 2004, we filed a multi-count complaint in federal court (Southern District of Florida) for fraud and injunctive relief against Bioclones, Dr. Donniger, JCI, Brett Kebble and H.C. Buidentag.  However, a motion to dismiss the complaint, in part on grounds that the matter must be arbitrated in South Africa, was granted by the court.  We appealed this decision to the 11th Circuit Court of Appeals.  In July 2008, while the appeal was pending, we settled its disputes with both Bioclones and Cyril Donninger and dismissed them from the lawsuit.  In December 2008, the 11th Circuit Court of Appeals overturned the lower court’s decision related to the fraud claim.  Shortly after our suit was filed in 2004, the South African defendants JCI, Kebble and Buidentag were implicated in one of the largest public securities fraud in South African history.  We have not reached the merits of the case, as the Defendants have again moved to dismiss our complaint, now alleging that the court lacks jurisdiction over these South African defendants.  That issue has been briefed and we are awaiting a decision from the United States District Court.

In June 2009, we filed suit in the United States District Court for the Southern District of Florida against Mid-South Capital, Inc. (“Mid-South”) and two brokers from their Atlanta office alleging they had interfered with our efforts to secure a capital investment through another investment bank.  We are seeking damages and injunctive relief prohibiting these Defendants from further interference in our affairs.  The Defendants have moved to dismiss the complaint or to have the suit transferred to the Northern District of Georgia on jurisdictional grounds.  Those issues have been briefed and are awaiting a decision from the Court.  Mid-South has stated that it intends to assert a counter-claim for a commission from us for allegedly assisting in procuring investments.  However, this counter-claim has not yet been filed in court by Mid-South.  We dispute these alleged claims of Mid-South and will defend against any claim that may be brought.

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

We filed an NDA with the FDA for treatment of CFS on October 10, 2007.  On December 5, 2007 we received a Refusal to File letter from the FDA as our NDA filing was deemed “not substantially complete”.  We responded to the FDA’s concerns by filing amendments to our NDA on April 25, 2008.  These amendments should allow the FDA reviewers to better evaluate independently the statistical efficacy/safety conclusions of our NDA for the use of Ampligen® in treating CFS.  On July 7, 2008, the FDA accepted our NDA filing for review.  However, there are no assurances that upon review of the NDA that it will be approved by the FDA.  On February 18, 2009, we were notified by the FDA that the originally scheduled PDUFA date of February 25, 2009 has been extended to May 25, 2009.  On May 22, 2009, we were notified by the FDA that it may require up to one to two additional weeks to take action beyond the scheduled PDUFA action date of May 25, 2009.  Since that date, we have received no further communication from the FDA on this matter.

If Ampligen® or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

Alferon® LDO is undergoing pre-clinical testing for possible prophylaxis against avian flu.  Additional studies are anticipated for swine H1N1.  While the studies to date have been encouraging, preliminary testing in the laboratory and animals is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of avian flu requires prior regulatory approval.  Only the FDA can determine whether a drug is safe, effective or promising for treating a specific application.  As discussed in the prior risk factor, obtaining regulatory approvals is a rigorous and lengthy process.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved.  As of June 30, 2009, our accumulated deficit was approximately $204,366,000.  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2009, thanks to our receipt of significant proceeds from the sale of our securities, we had approximately $41,657,000 in cash and cash equivalents and short-term investments.  Given the harsh economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long term survival while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen® and securing a strategic partner.

If we are unable to commercialize and sell Ampligen® and/or recommence and increase sales of Alferon N Injection® or our other products, we eventually may need to secure other sources of funding through additional equity or debt financing or other sources in order to satisfy our working capital needs and/or complete the necessary clinical trials and the regulatory approval processes including the commercializing of Ampligen® products.

Our ability to raise additional funds from the sale of equity securities is limited.  In this regard, we only have approximately 29,000,000 shares authorized but unissued and unreserved.  At our annual stockholders’ meeting held on June 24, 2009, we sought approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  At the meeting, there were an insufficient number of votes in favor of the proposal and voting on this proposal has been left open until September 3, 2009.  If that approval is not obtained, the amount of proceeds we may receive from the sale of our Common Stock will be limited.

There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products or continue our operations.

Our Alferon N Injection® Commercial Sales have halted due to lack of finished goods inventory.

Our finished goods inventory of Alferon N Injection® reached it’s expiration date in March 2008.  As a result, we have no product to sell at this time.  The FDA declined to respond to our requests for an extension of the expiration date, therefore we consider the request to be denied.  Testing of the product indicated that it is not impaired and could be safely utilized.  Depending on the dose, the finished goods inventory of 2,745 Alferon N Injection® 5ml vials may be used to produce approximately 11,000,000 sachets of Alferon® Low Dose Oral (“LDO”) for future clinical trials.

Production of Alferon N Injection® from our Work-In-Progress (“WIP”) Inventory had been put on hold due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen® NDA.  Project plans, timelines and budgets are being produced to ready facilities and expand staffing to produce Alferon® Purified Drug Concentrate (“PDC”) to manufacture as either or both Alferon N Injection® and Alferon® LDO now that adequate funding was obtained in May, 2009.  However, no assurance can be given that Alferon N Injection® made commercially available will return to prior sales levels.

Although preliminary in vitro testing indicates that Ampligen® enhances the effectiveness of different drug combinations on avian influenza, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment.

Ampligen® is currently being tested as a vaccine adjuvant for H5N1, a pathogenic avian influenza virus (“HPAIV”) in Japan, where the preclinical data has shown activity in preventing lethal challenge with the original virus used for vaccination as well as the other related, but not identical, isolates of H5N1 virus (i.e., cross-reactivity).  The clinical testing phase of Ampligen® in Japan is expected to begin in late 2009 or early 2010.  The results of laboratory testing with seasonal influenza virus vaccine in Australia for the effect of Ampligen® as an adjuvant is pending.  No assurance can be given that similar results will be observed in clinical trials.  Use of Ampligen® in the treatment of flu requires prior regulatory approval.  Only the FDA can determine whether a drug is safe, effective or promising for treating a specific application.  As discussed above, obtaining regulatory approvals is a rigorous and lengthy process (see “Our drugs and related technologies are investigational and subject to regulatory approval.  If we are unable to obtain regulatory approval, our operations will be significantly adversely affected” above).

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

Ampligen® has been produced to date only in limited quantities for use in our clinical trials and we are dependent upon a third party supplier for the manufacturing and bottling process.  The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us.  Also to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs.  To the extent we are involved in the production process, our current facilities are not adequate for the production of our proposed products for large-scale commercialization, and we currently do not have adequate personnel to conduct large-scale manufacturing.  We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities.  We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to current Good Manufacturing Practices (“cGMP”) regulations.  There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

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

On November 28, 2008, we suspended product liability insurance for Alferon N Injection® and Ampligen® until we receive regulatory clearance for Ampligen®.  We now require third parties to indemnify us in conjunction with all overseas emergency sales of Ampligen® and Alferon® LDO.  We concluded that years of successfully addressing the limited number of product liability claims filed against Ampligen® and Alferon® LDO, combined with the mandatory patient waivers completed as an element of clinical trials and lack of any commercial sales since April 2008, that temporarily discontinuing the liability insurance was an acceptable risk until we receive regulatory clearance for Ampligen® or Alferon N Injection® and Alferon® LDO become available.

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

•	changes in U.S. or foreign regulatory policy during the period of product development;

•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
•	conditions and trends in the pharmaceutical and other industries;
•	new accounting standards;
•	overall investment market fluctuation; and
•	occurrence of any of the risks described in these "Risk Factors".

Our common stock is listed for quotation on the NYSE Amex.  For the 12-month period ended June 30, 2009, the closing price of our common stock has ranged from $0.25 to $4.54 per share.  We expect the price of our common stock to remain volatile.  The average daily trading volume of our common stock varies significantly.

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

In connection with entering into the Purchase Agreement with Fusion in August 2008, we registered 21,300,000 shares in the aggregate, consisting of 20,000,000 shares which we may sell to Fusion and 1,300,000 shares we have issued or may issue to Fusion as a commitment fee.  As of June 30, 2009, we have sold an aggregate of 9,396,220 shares to Fusion under the Purchase Agreement for gross proceeds of approximately $6,660,000, leaving 11,903,780 shares.  The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement.  The purchase price for the common stock to be sold to Fusion Capital pursuant to the Purchase Agreement will fluctuate based on the price of our common stock.  Under the rules of the NYSE Amex, we may not issue more than 14,823,651 shares (19.99% of our outstanding shares as of July 2, 2008, the date of the purchase agreement) without first obtaining the approval of stockholders.  In November 2008, we received stockholder approval to issue the additional 6,476,349 shares.  It is anticipated that shares registered could be sold over a period of up to 13 months after the date hereof.  Depending upon market conditions at the time, a sale of shares by Fusion at any given time could cause the trading price of our common stock to decline.  Fusion Capital may ultimately purchase all, some or none of the remaining 11,903,780 shares available but not yet issued.  After it has acquired such shares, it may sell all, some or none of such shares.  Therefore, sales to Fusion Capital by us under the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock.  The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the agreement may be terminated by us at any time at our discretion without any cost to us.

In May 2009 we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a prior universal shelf registration statement.  We anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

In addition to the foregoing, we also previously registered 135% of 518,768 shares issuable upon exercise of warrants related to our former convertible debentures and 1,038,527 shares issuable upon exercise of certain other warrants.  To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors.  In this regard we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration, none of which has been designated or issued.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock.

Sales of substantial amounts of our common stock in the public market, including our sale of securities pursuant to the Purchase Agreement with Fusion Capital or the universal shelf registration statement, could cause the market price for our common stock to decrease.  Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders.  For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders.  Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock.  Our Board of Directors also has the authority to issue preferred stock without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.  In this regard, in November 2002, we adopted a stockholder rights plan and, under the Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002.  Each Right initially entitles holders to buy one unit of preferred stock for $30.00.  The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock.  However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 5.62% of our common stock, the Plan’s threshold will be 20%, instead of 15%.  The Rights will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, we issued an aggregate of 1,779,534 shares for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We did not repurchase any of our securities during the quarter ended June 30, 2009.

See also, Item 5 below

ITEM 3:   Defaults upon Senior Securities

None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 24, 2009. As with last year's meeting, there was an extremely low turnout. Even with the quorum lowered to 40% for the meeting, only approximately 40.34% of our outstanding shares voted. At the meeting, stockholders approved the following:

Election of Directors:

Nominees	For	Withheld

William A. Carter	30,618,449	3,720,471
Richard C. Piani	32,415,702	1,923,218
William M. Mitchell	33,076,787	1,262,133
Iraj-Eqhbal Kiani, Ph.D.	32,532,815	1,806,105
Thomas K. Equels	32,489,167	1,849,753

Ratification of the appointment of McGladrey & Pullen, LLP as our independent accountants:

For: 33,090,748 Against: 550,895 Abstain: 697,277.

Adoption of our 2009 Equity Incentive Plan:

For: 10,688,703 Against: 3,166,098 Abstain: 569,495.

We left the polls opened with regard to voting on the amendment of our certificate of incorporation to increase the number of our authorized shares of Common Stock from 200,000,000 to 350,000,000 and adjourned the meeting solely with regard to this proposal until July 28, 2009 at 1:00 p.m. at the Embassy Suites Hotel, 1776 Benjamin Franklin Parkway, Philadelphia Pennsylvania 19103.  The adjourned portion of the meeting is now being held on September 4, 2009 at the above location.

We did this due to the extremely low vote turn out and the requirement that proposal be approved by the holders of a majority of the outstanding shares, rather than just a majority of the shares present at the meeting. Less than the requisite number of shares for approval of the proposal were present at the meeting.

Total shares voted: 34,338,920 out of 85,130,832 eligible to vote.

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

Date: August 7, 2009