Form 10-Q
period 2009-09-30
HEMISPHERX BIOPHARMA INC
filed 2009-11-09
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

132,724,202 shares of common stock were issued and outstanding as of November 06, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2008	September 30, 2009 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,119	$61,042
Inventories	864	864
Prepaid expenses and other current assets	330	168
Total current assets	7,313	62,074

Property and equipment, net	4,877	4,651
Patent and trademark rights, net	969	918
Investment	35	35
Other assets	17	16
Total assets	$13,211	$67,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791	$742
Accrued expenses	876	643
Total current liabilities	1,667	1,385

Commitments and contingencies
Stockholders’ equity (Note 5):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 78,750,995 and 132,448,827 respectively	79	132
Additional paid-in capital	208,874	272,978
Accumulated deficit	(197,409)	(206,801)
Total stockholders’ equity	11,544	66,309

Total liabilities and stockholders’ equity	$13,211	$67,694

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,
	2008	2009
Revenues:
Clinical treatment programs	$17	$25

Total revenues	17	25

Costs and expenses:
Production/cost of goods sold	199	146
Research and development	1,594	1,173
General and administrative	1,675	1,164

Total costs and expenses	3,468	2,483

Operating loss	(3,451)	(2,458)

Interest and other income	36	23

Net loss	$(3,415)	$(2,435)

Basic and diluted loss per share (Note 2)	$(.05)	$(.02)

Weighted average shares outstanding, basic and diluted	74,914,805	127,788,640

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
	2008	2009
Revenues:
Sales of product net	$173	$-
Clinical treatment programs	67	71

Total revenues	240	71

Costs and expenses:
Production/cost of goods sold	643	419
Research and development	4,061	4,750
General and administrative	5,362	4,192

Total costs and expenses	10,066	9,361

Operating loss	(9,826)	(9,290)

Interest and other income	444	139
Financing costs	-	(241)

Net loss	$(9,382)	$(9,392)

Basic and diluted loss per share (Note 2)	$(.13)	$(.09)

Weighted average shares outstanding, basic and diluted	74,280,332	101,706,216

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2008	78,750,995	$79	$208,874	$(197,409)	$11,544
Options and warrants exercised	31,411,460	31	33,951	-	33,982
Stock issued for settlement of accounts payable	1,880,747	2	1,299	-	1,301
Private placement, net of issuance costs	20,047,965	20	27,822	-	27,842
Equity based compensation	357,660	-	791	-	791
Standby Finance - finance costs	-	-	241	-	241
Net loss	-	-	-	(9,392)	(9,392)

Balance at September 30, 2009	132,448,827	$132	$272,978	$(206,801)	$66,309

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2009
(in thousands)
(Unaudited)

	2008	2009
Cash flows from operating activities:
Net loss	$(9,382)	$(9,392)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	255	266
Amortization of patent and trademark rights, and royalty interest	338	236
Financing cost related to Standby Financing	-	241
Equity based compensation	558	791
Gain on disposal of equipment	-	(83)
Change in assets and liabilities:
Inventories	(353)	-
Accounts and other receivables	77	-
Prepaid expenses and other current assets	(19)	257
Assets held for sale	65	-
Accounts payable	659	1,252
Accrued expenses	(48)	(233)
Net cash used in operating activities	$(7,850)	$(6,665)

Cash flows from investing activities:
Purchase of property plant and equipment	$(12)	$(51)
Additions to patent and trademark rights	(118)	(185)
Maturity of short term investments	3,951	-

Net cash provided by (used in) investing activities	$3,821	$(236)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2008 and 2009
(in thousands)
(Unaudited)

	2008	2009
Cash flows from financing activities:
Warrants and options exercised	$-	$33,982
Proceeds from sale of stock, net of issuance costs	150	27,842

Net cash provided by financing activities	$150	$61,824

Net increase (decrease) in cash and cash equivalents	(3,879)	54,923

Cash and cash equivalents at beginning of period	11,471	6,119

Cash and cash equivalents at end of period	$7,592	$61,042

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$493	$1,301

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

NOTE 2: NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 29,798,378 and 21,539,946 shares, are excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2008 and 2009, respectively, since their effect is antidilutive.

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

	Nine Months Ended September 30,
	2008	2009
Risk-free interest rate	2.52 – 3.74%	1.76% - 2.54%
Expected dividend yield	-	-
Expected lives	2.5 – 5.0 yrs	2.0 – 5.0 yrs.
Expected volatility	74.00 – 79.18%	86.78% - 137.47%
Weighted average grant date fair value of options and warrants issued	$474,000	$528,000

Stock option activity during the nine months ended September 30, 2009, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	4,626,089	$2.66	8.25	$-
Options granted	1,655,000	2.42	9.69	-
Options forfeited	(22,481)	2.13	-	-
Outstanding December 31, 2008	6,258,608	2.60	7.92	-
Options granted	150,000	2.81	3.75	-
Options forfeited	(29,856)	2.24	6.32	-
Outstanding September 30, 2009	6,378,752	$2.61	7.09	$-
Exercisable September 30, 2009	6,158,301	$2.61	7.20	$-

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2009 was $318,000 and $252,000, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	166,763	$1.59	7.18	$-
Options granted	-	-	-	-
Options vested	(73,420)	1.68	8.58	-
Options forfeited	(16,399)	2.00	6.18	-
Outstanding December 31, 2008	76,944	1.41	3.89	-
Options granted	143,507	2.81	3.75	-
Options vested	-	-	-	-
Options forfeited	-	-	-	-
Outstanding September 30, 2009	220,451	$2.32	3.54	$-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	1,935,482	$2.43	8.05	$-
Options granted	482,000	2.02	6.72	-
Options forfeited	-	-	-	-
Outstanding December 31, 2008	2,417,482	2.35	6.98	-
Options granted	191,250	1.62	9.75	73,000
Options forfeited	(251,469)	2.14	6.88	-
Options exercised	(293,831)	1.56	6.77	129,000
Outstanding September 30, 2009	2,063,432	$2.42	6.40	$-
Exercisable September 30, 2009	2,046,765	$2.43	6.58	$-

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2009 was approximately $147,000 and $199,000, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	40,000	$1.50	9.30	$-
Options granted	-	-	-	-
Options vested	(13,333)	(1.64)	6.91	-
Options forfeited	-	-	-	-
Outstanding December 31, 2008	26,667	1.43	9.00	-
Options granted	-	-	-	-
Options vested	(10,000)	2.61	7.45	-
Options forfeited	-	-	-	-
Outstanding September 30, 2009	16,667	$0.72	8.88	$21,000

The impact on the Company’s results of operations of recording equity based compensation for the nine months ended September 30, 2008 and 2009 was to increase general and administrative expenses by approximately $466,000 and $452,000 respectively, and reduce earnings per share by $0.01 and $0.00, respectively.

As of December 31, 2008 and September 30, 2009, respectively, there was $46,000 and $18,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: SHORT TERM INVESTMENTS

There were no securities classified as available for sale as September 30, 2009.

Comprehensive Income

The Company reports comprehensive income, which includes net loss, as well as certain other items, which result in a charge to equity during the period.

	Three months ended September 30 (in thousands)		Nine months ended September 30 (in thousands)
	2008	2009	2008	2009

Unrealized gains (losses) during the period	$-	$-	$7	$-
Realized loss (gains) during the period	-	-	-	-
Other comprehensive income (loss)	$-	$-	$7	$-

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

On May 10, 2009, the Company entered into Securities Purchase Agreements with two institutional investors.   Pursuant to the Securities Purchase Agreements, the Company issued to these investors in the aggregate: (a) 13,636,363 shares of Company common stock; (b) Series I warrants to purchase an additional 6,136,363 shares of Company common stock at an exercise price of $1.65 per share (“Series I Warrants”); and (c) Series II warrants to purchase up to 3,000,000 shares of Company common stock at an exercise price of $1.10 per share (“Series II Warrants”, and together with the Series I Warrants, the “Warrants”).  The Series I Warrants can be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  The Series II Warrants can be exercised at any time on or after the May 18, 2009 date of delivery of the Series II Warrants and for a period of 45 days thereafter.  As of September 30, 2009, all Series II Warrants were exercised and none of the Series I Warrants were yet eligible for exercise.

Rodman, as placement agent for the May 10, 2009 Securities Purchase Agreements, acted on a best efforts basis for the offering and received a placement fee equal to $825,000 as well as Series I Warrants to purchase 750,000 shares of the Company’s common stock equal at an exercise price of $1.38 per share.  The Series I Warrants can be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  Rodman also was entitled to a fee equal to 5.5% of the Series II Warrants that were exercised.  As of September 30, 2009, Rodman received $165,000 in fees with regard to the exercise of the Series II Warrants.

On May 18, 2009, the Company entered into Securities Purchase Agreements with two institutional investors.  Pursuant to the Securities Purchase Agreements, the Company issued to these investors in the aggregate: (a) 11,906,976 shares of Company common stock; and (b) warrants to purchase an additional 4,167,440 shares of common stock at an exercise price $1.31 per share (“Warrants”).  The Warrants could be exercised at any time on or after their May 21, 2009 date of issuance and for a five year period thereafter.  As of September 30, 2009, 1,895,000 of these Warrants had been exercised.

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

On July 2, 2008, the Company entered into a $30 million Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC (“Fusion Capital”), an Illinois limited liability company.  Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with Fusion Capital.  Under the registration rights agreement, we filed a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement.  That registration statement was declared effective by the SEC on August 12, 2008.  As reported in the registration statement related to the transaction, we had the right over a 25 month period from August 2008 to sell our shares of common stock to Fusion Capital from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million.  The purchase price of the shares related to the $30.0 million of future funding was based on the prevailing market prices of the Company’s shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and the Company had control of the timing and amount of any sales of shares to Fusion Capital.  However, Fusion Capital could not purchase any shares of our common stock pursuant to the Purchase Agreement if the price of our common stock had three trading days with an average value below $0.40 over the prior twelve trading days.  There were no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement.  In consideration for entering into the Purchase Agreement, we issued to Fusion Capital 650,000 shares as a commitment fee.  Also, we were to issue to Fusion Capital up to an additional 650,000 shares as a commitment fee pro rata as we receive up to the $30.0 million of future funding.  As of September 1, 2009, Fusion Capital had purchased the maximum number of shares that were registered under the Registration Statement, an aggregate of 20,000,000 shares for $28,111,695 and received 1,259,086 commitment shares.

The Equity Compensation Plan effective May 1, 2004, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Plan of 2004.  Unless sooner terminated, the Equity Compensation Plan of 2004 will continue in effect for a period of 10 years from its effective date.  As of September 30, 2009, the Company effectively exhausted this plan and issued an aggregate 7,406,763 shares, stock options and warrants to vendors, Board Members, Directors and consultants under the 2004 Equity Compensation Plan.  The shares had prices ranging from $0.35 to $0.89 based on the NYSE Amex closing price.  The stock options had various exercise prices ranging from $1.30 to $6.00 and had terms of five to ten years.  The stock options vested over varying periods.

The Equity Incentive Plan of 2007, effective June 20, 2007, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2007.  Unless sooner terminated, the Equity Incentive Plan of 2007 will continue in effect for a period of 10 years from its effective date.  As of September 30, 2009 the Company issued to vendors, Board Members, Directors and consultants, shares, stock options, warrants and “Incentive Rights” under the Employee Wages or Hours Reduction Program.  As of September 30, 2009, the Company effectively exhausted this plan and issued an aggregate of 7,827,648 shares and shares issuable upon exercise/conversion of the foregoing securities.

The aggregate shares to vendors, Board Members, Directors and consultants had prices ranging from $0.32 to $2.54 based on the NYSE Amex closing price.

The aggregate stock options had various exercise prices ranging from $0.72 to $3.05 and had terms of ten years.  The Company utilized the Black-Scholes Pricing Model to fair value the stock options which had been issued during the nine months ended September 30, 2009 and accordingly recorded approximately $243,000 as equity based compensation for these issuances during this period.  The stock options vested immediately upon grant.

The Incentive Rights are rights for employees to receive Company shares and had prices ranging from $0.13 to $0.80 based on the average daily closing prices of the Company shares on the NYSE Amex.  These Incentive Rights are being issued monthly in a format consistent with the Employee Wages or Hours Reduction Program.  An aggregate 2,070,948 of incentive shares had been accumulated by employees as of May 31, 2009, the date of the discontinuance of the stock for pay program. This program has been accounted for as equity based compensation and the value of these incentive shares was computed using the Black-Scholes pricing model for stock based compensation.  The value of these incentive shares using Black-Scholes was approximately $472,000.  As of September 30, 2009, 357,660 shares have been issued to employees and 1,713,288 remain to be issued.

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009.  Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date.  As of September 30, 2009 the Company issued 1,357,475 securities to Directors and consultants consisting of an aggregate of 1,261,642 options and 95,833 shares of common stock issuable upon exercise/conversion of the foregoing securities.

The shares issued to consultants had prices ranging from $0.40 to $0.45 based on the NYSE Amex closing price.

The aggregate stock options had various exercise prices ranging from $0.51 to $2.81 and had terms of ten years.  The Company utilized the Black-Scholes Pricing Model to fair value the stock options which had been issued during the nine months ended September 30, 2009 and accordingly recorded approximately $243,000 as equity based compensation for these issuances during this period.  The stock options vested immediately upon grant.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 names the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. Generally Accepted Accounting Principals (“GAAP”) by providing the authoritative literature in a topically organized structure.  The ASC reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not.  The ASC is not intended to change U.S. GAAP or any requirements of the SEC.  The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

The Codification supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification are nonauthoritative.  Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events (“FAS 165”).  On July 1, 2009 FAS 165 was codified in the ASC under topic 855, Subsequent Events (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the topic is based on the same principles as those that have existed in auditing standards.  Under the provisions of ASC 855, companies are required to disclose the date through which an entity has evaluated subsequent events.  The provisions of the standard/topic are effective for interim and annual periods ending after June 15, 2009.

The FASB has published FASB Accounting Standards Update 2009-01 through 2009-15.

The adoption of SFAS 168 and published FASB Accounting Standards Update 2009-01 through 2009-15 have no material effect on the Company’s financial statements for the three months and nine months ended September 30, 2009.

NOTE 7: SUBSEQUENT EVENT

We considered all material events through November 06, 2009 and determined that there were no reportable matters.

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

Overview

General

We are a specialty pharmaceutical company based in Philadelphia, Pennsylvania and engaged in the clinical development, manufacture, marketing and distribution of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders.  We were founded in the early 1970s doing contract research for the National Institutes of Health.  Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

Our current strategic focus is derived from four applications of our two core pharmaceutical technology platforms Ampligen® and Alferon N Injection®.  The commercial focus for Ampligen® includes application as a treatment for Chronic Fatigue Syndrome (“CFS”) and as a vaccine enhancer (adjuvant) for both therapeutic and preventative vaccine development.  Alferon N Injection® is a Food and Drug Administration (“FDA”) approved product with an indication for refractory or recurring genital warts.  Alferon® LDO (Low Dose Oral) is an application currently under early stage development targeting influenza and viral diseases both as an adjuvant as well as a single entity anti-viral.

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of CFS.  In August 2004, we completed a Phase III clinical trial (“AMP 516”) treating over 230 CFS patients with Ampligen® and are presently in the registration process for a New Drug Application (“NDA”) with the FDA.  Over its developmental history, Ampligen® has received various designations, including Orphan Drug Product Designation (FDA), Emergency (compassionate) Cost Recovery Sales Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports from the Agency for Health Research and Quality (“AHRQ”).  Ampligen represents the first drug in the class of RNA (nucleic acid) molecules to apply for NDA review.

On July 7, 2008, the FDA accepted for review our NDA for Ampligen® to treat CFS, originally submitted in October 2007.  We are seeking marketing approval for the first-ever treatment for CFS.  At present, only supportive, symptom-based care is available for CFS patients.  The NDA for Ampligen®, whose chemical designation is poly I: poly C12U, is also the first ever accepted for review by the FDA for systemic use of a toll-like receptor therapy to treat any condition.  On February 18, 2009, we were notified by the FDA that the originally scheduled Prescription Drug User Fee Act (“PDUFA”) date of February 25, 2009 has been extended to May 25, 2009.  On May 22, 2009, we were notified by the FDA that it may require additional time to take action beyond the scheduled PDUFA action date of May 25, 2009.  Since that date, no further notification has been received from the FDA.  However, certain outstanding NDA items requiring Hemispherx responses existed at the time of the FDA delay.  Between March 9, 2009 and September 15, 2009, we issued six new reports to the FDA spanning various subjects including clinical safety assessments, specialized pre-clinical toxicology reports and abbreviated chemistry and manufacturing control reports.  We also plan to submit four additional reports on interrelated topics in November and December 2009, which will include pharmacokinetic analyses in multiple lower animal species (primates, rodents, etc.) regarding the Lovelace Respiratory Research Institute studies and final validation reports of certain manufacturing procedures conducted at an independent facility, Hollister-Stier Laboratories in Spokane, WA.

The Status of our initiative for Ampligen® as an adjuvant for preventative vaccine development includes the pre-clinical studies in seasonal and pandemic influenza for intranasal administration being conducted by Japan’s National Institute for Infectious Diseases (“NIID”).  A three year program targeting regulatory approval for pandemic flu and seasonal flu in Japan has been funded by the Japanese Ministry of Health.  Parties to the research grant include Hemispherx, the NIID and BIKEN (operational arm of the non-profit Foundation for Microbial Disease of Osaka University).  Our agreement with BIKEN is part of a three party agreement to develop an effective influenza vaccine for Japan and utilizes the resources of the National Institute of Infectious Disease of Japan.  A phase II study for intramuscular administration for seasonal flu was conducted in Australia through St. Vincent’s Hospital.  Work continues with respect to retrieval of samples from St. Vincent’s recently restructured Clinical Trials Centre including confirmation that samples were properly maintained utilizing current Good Clinical Practice (“cGCP”) and Good Laboratory Practice (“cGLP”) controlled environment.  Upon confirmation of the practices and receipt of the samples, we will send them to qualified labs for review and analysis so that final results can be available for evaluation.  These results are expected early 2010 if we are successful in retrieving validated samples.

Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen® may have broad-spectrum anti-viral and anti-cancer properties.  Over 1,000 patients have participated in the Ampligen® clinical trials representing the administration of more than 90,000 doses of this drug.

Alferon N Injection® is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA for the treatment of genital warts.  While Alferon N Injection® remains in clinical development for treating West Nile Virus, this study has been hampered by the significant reduction in confirmed cases.

Commercial sales of Alferon N Injection® were halted in April 2008 as the current expiration date of our finished goods inventory expired in March 2008.  The FDA has declined to respond to our requests for an extension of the expiration date, therefore we consider the request to be denied.  Since our testing of the product indicates that it is not impaired and could be safely utilized, the finished goods inventory of 2,745 Alferon N Injection® 5ml vials may be used to produce approximately 11,000,000 sachets of Alferon® Low Dose Oral (“LDO”) for clinical trials.

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that was primarily designed to produce Alferon®.  On September 16, 2009, our Board of Directors approved up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of three products: Alferon N Injection®, Alferon® LDO and Ampligen®.  As previously noted, production of Alferon N Injection® from our Work-In-Progress Inventory had been put on hold due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen® NDA.  We now have the financial resources to undertakethe above mentioned manufacturing upgrades.  As a result, Alferon N Injection® could be available for commercial sales in late 2010.

We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

401(k) Plan

In December 1995, we established a defined contribution plan, effective January 1, 1995, entitled the Hemispherx Biopharma Employees 401(k) Plan and Trust Agreement.  All of our full time employees are eligible to participate in the 401(k) plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum.  Through March 14, 2008, Participants' contributions to the 401(K) plan were matched.

Effective March 15, 2008, we ended our 100% matching of up to 6% of the 401(k) contributions provided to the account for each eligible participant.  Our 401(k) Plan contribution cost for the twelve months ended December 31, 2008 is $20,421.  There have not been any additional matching costs by us since March 15, 2008 and none is projected for calendar year 2009.

New Accounting Pronouncements

Refer to “NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS” under Notes To Unaudited Condensed Consolidated Financial Statements.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Three months ended September 30, 2009 versus three months ended September 30, 2008

Net Loss

Our net loss was approximately $2,435,000 for the three months ended September 30, 2009 was $980,000 or 29% less when compared to the same period in 2008.  This decrease in loss for these three months was primarily due to the following expense elements:

1)	Production/Cost of Goods Sold decreased approximately $53,000 or 27%.

2)	Research and Development costs were down approximately $421,000 or 26%.

3)	General and Administrative expenses decreased approximately $511,000 or 31%.

Net loss per share was $0.02 for the current period versus $0.05 for the same period in 2008.

Revenues

Revenues from our Ampligen® cost recovery program increased $8,000 or 47% for the quarter in 2009 with approximately the same number of patients participating in the program.  As previously stated, we have no Alferon N Injection® product to commercially sell at this time and all revenue was generated from the Ampligen® cost recovery clinical treatment programs.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $146,000 and $199,000, respectively, for the three months ended September 30, 2009 and 2008.  This is a decrease of $53,000 or 27%.  These costs basically represent the cost to maintain the Alferon N Injection® and Ampligen® Inventory including storage, stability testing, transport and reporting costs.  2008 costs were higher due to work related to preparing the Ampligen® NDA.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2009 were approximately $1,173,000 as compared to $1,594,000 for the same period a year ago reflecting a decrease of $421,000 or 26%.  The primary factor in the reduction was expenses related to the preparation of the Ampligen® NDA in 2008.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2009 and 2008 were approximately $1,164,000 and $1,675,000, respectively, reflecting a decrease of $511,000 or 31%.  The primary causes of this decrease were reductions in employee related compensation of approximately $255,000, declines in accounting and NYSE Amex filing fees of approximately $127,000, nonrecurring Alferon N Injection® selling expenses of approximately $29,000, savings related to Directors’ costs of approximately $36,000 and initiatives put in place to reduce general office expenses by approximately $64,000.

Interest and Other Income

Interest and other income for the three months ended September 30, 2009 and 2008 was approximately $23,000 and $36,000, respectively, representing a decrease of $13,000 or 36%.  The primary cause for the decrease of interest income in 2009 was the lower interest rates available for secure and highly liquid investments.

Nine months ended September 30, 2009 versus nine months ended September 30, 2008

Net Loss

Our net loss of approximately $9,392,000 for the nine months ended September 30, 2009 was basically the same as incurred during the same period in 2008.  The increase ($10,000) in loss was primarily due to the following combination of revenue and expense variances:

1)	Research and Development costs in the nine months ended September of 2009 increased approximately $689,000 or 17% as compared to the same period in 2008.

2)	Sales of Alferon N Injection® for the nine months ended September 30, 2008, amounted to approximately $173,000 with no sales recorded in 2009.

3)	Interest and other income decreased approximately $305,000 or 69% for the nine months ended September 30, 2009 as compared to the same period in 2008.

4)
In the nine months ended September 30, 2009 as compared to the same period in 2008, $241,000 non-cash financing costs increased in the form of Common Stock Commitment Warrants incurred as a result of the February 2009 implementation of the Standby Financing.  No agreement of this type existed during the first nine months of 2008.

5)	Production/Cost of Goods Sold decreased by approximately $224,000 or 35% and General and Administrative expenses were lowered by approximately $1,170,000 or 22%.

Net loss per share was $0.09 for the current period versus $0.13 for the same period in 2008.

Revenues

There were no revenues related to the sale of Alferon N Injection® for the nine month period ended 2009 while there were approximately $173,000 of sales for the same period of 2008.  Revenues from our Ampligen® cost recovery treatment program for the nine months ended September 30, 2009 were approximately $71,000 compared to revenues of $67,000 for the same period in 2008, an increase of $4,000 or 6% for approximately the same number of patients participating in the program.  Commercial sales of Alferon N Injection® were halted in April 2008 as the expiration date of our Finished Goods Inventory expired in March 2008.  As a result, we have no Alferon N Injection® product to commercially sell in 2009 and all revenue in 2009 has been generated from Ampligen® cost recovery clinical treatment programs.

As a result of the Board of Directors’ approval of up to $4,400,000 for engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production, project plans, timelines and budgets are being produced to ready facilities and expand staffing to produce Alferon® Purified Drug Concentrate (“PDC”) to manufacture Alferon N Injection®, which could be available for commercial sales in late 2010.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $419,000 and $643,000, respectively, for the nine months ended September 30, 2009 and 2008.  This represents a decrease of $224,000 or 35% as compared to the same period in 2008.  These expenses primarily represent the costs to maintain Alferon N Injection® and Ampligen® inventories including storage, stability testing, transport and reporting costs including Ampligen® NDA work undertaken in 2008.  Additionally, there was a reduction in Cost of Goods Sold for 2009 due to the lack of Alferon N Injection® sales.

Research and Development Costs

Overall Research and Development costs for the nine months ended September 30, 2009 were approximately $4,750,000 as compared to $4,061,000 for the same period a year ago reflecting an increase of $689,000 or 17%.  The first nine months of 2009’s Research and Development costs include the write-off of approximately $112,000 for patents that Management deemed no longer of value or material to future operations.  Additionally, Research and Development costs increased approximately $270,000 due to Research and Clinical employees participating in the Employee Wage Or Hour Reduction Program (see “Employee Wage Or Hours Reduction Program” below for details), approximately $386,000 to evaluate and begin to ready the New Brunswick Plant for production, and 2009 bonus awards of $450,000 in achieving 2008 corporate goals and objectives.  These increases in 2009 expenses were offset by lower costs of approximately $499,000 incurred in 2008 related to the preparation of the Ampligen® NDA for submission to the FDA.

During 2008 and 2009, we spent considerable time and effort preparing for the preapproval inspection by the FDA of manufacturing of Ampligen® product and its raw materials, polynucleotides Poly I and Poly C12U.  A satisfactory recommendation from the FDA Office of Compliance based upon an acceptable preapproval inspection is required prior to approval of the product.  The preapproval inspection determines compliance with current Good Manufacturing Practices (“cGMP”) as well as a product specific evaluation concerning the manufacturing process of product.  The inspection includes many aspects of the cGMP requirements, such as manufacturing process validation, equipment qualification, analytical method validation, facility cleaning, quality systems, documentation system and part 11 compliance.

The New Jersey District Office of the FDA conducted an inspection of the New Brunswick, New Jersey facility in late January and early February 2009.  A one-page Form FDA 483 was issued citing a need to reperform four method validations to generate data in the New Brunswick Laboratories.  These validations had been performed at another site also owned and operated by us prior to transferring the equipment to New Brunswick.  The validations have been completed and the reports were forward to the FDA on April 28, 2009 for review.  As a result, the New Jersey office of the FDA has indicated that there are no more preapproval review issues at this time.  In addition to addressing the FDA’s Form 483 issues, we reported to the regional office of the FDA that the New Brunswick facility is in progress of validating certain manufacturing steps as part of the preapproval and postapproval process.

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

On September 19, 2008, we executed an agreement with Lovelace Respiratory Research Institute (“Lovelace”) in Albuquerque, New Mexico to perform certain animal toxic studies in support of our Ampligen® NDA.  These studies were requested by the FDA and have been done in collaboration with the resources of the New Brunswick facility.  These studies have been substantially completed with summary reports expected to be submitted to the FDA during the fourth quarter of 2009.  Data for final FDA reports are presently undergoing internal auditing at Lovelace and Hemispherx with a projected completion of the final report by the end of 2009.

We are also engaged in ongoing, experimental studies assessing the efficacy of Ampligen®, Alferon N Injection® and Alferon® LDO against influenza viruses.  Ampligen® as a vaccine is being studied at Japan’s National Institute of Infectious disease, Biken (the for profit operational arm of the Foundation for Microbial Diseases of Osaka University) and St. Vincent’s Hospital in Darlinghurst, Australia.  As a result, we have been focusing our resources on the studies being undertaken in Japan, Australia and University of Texas’ biocontainment facilities as well as the design of new Alferon® LDO studies for both prevention and treatment of seasonal or pandemic H1N1 influenza.  Discussions are also underway with authorities in China and Argentina.

The Biken arrangement was concluded in December 2007 and we continue to collaborate under the original terms in which Biken purchases Ampligen® for use in conducting further animal studies of intranasal prototype vaccines containing antigens from influenza sub-types H1N1, H3N2 and B.  This collaboration may progress to human studies and is supported by the Japanese Health Ministry.  Under the terms of this non—exclusive licensing arrangement, we will receive royalties as well as income for all Ampligen® used in the ongoing experimental work and any subsequent marketing of Ampligen® as an immuno-enhancer for flu vaccines delivered intranasally in Japan.  To date, only very few pharmaceutical companies worldwide have achieved regulatory authorizations to sell intranasally (“IN”) administered influenza vaccines versus many companies receiving approval for intramuscular vaccine delivery routes.  The intranasal vaccine production technology utilized in the mucosal influenza immunity program by Japanese National Institute of Infectious Diseases (“JIID”) is also licensed from the U.S. based manufacturers of FluMist® via various license and operating agreements with and between Biken.

Animal studies to date indicate Ampligen® may be safely administered intranasally.  Published research from an Abstract at Sapporo, Japan’s Vaccinology Conference communicated that Ampligen® may convey two additional biological properties when co-administered intranasally with pandemic flu vaccines: 1) the enhancement of immunity with higher IgA and IgG levels which may convey a survival/therapeutic advantage in animal model systems; and 2) the potential to widen the therapeutic (preventative) profile by protecting against a phenomenon known as “antigenic drift” in which the pandemic virus may escape the preventative effect of the vaccine; this phenomenon is well established with avian H5N1 virus and mitigated the potential effectiveness of various influenza vaccines manufactured several years ago in the U.S.A. Safety has been paramount in developing effective treatments.  Animal model experiments do not necessarily predict biological behavior in man and regulatory agencies are the only governmental entities vested with the authority to determine whether biological products and experimental therapeutics may be deemed safe and effective for use in a human population.

Clinical studies (in other disorders) have built a database of more than 90,000 injections of Ampligen® when given parenterally (intravenous or “IV”).  In June 2008, Biken notified us they were accelerating their program and we shipped to them additional Ampligen® supplies for various preclinical vaccine studies and research projects that remain in progress.  A secondary goal of the trial is to evaluate whether antibodies stimulated by the vaccine/Ampligen® combination also provide protection against H5N1, the avian influenza virus.  Since 2003 through September 24, 2009, the World Health Organization (“WHO”) has confirmed 442 cases and attributed 262 human deaths worldwide to H5N1.  Investigators from Japan’s Institute of Infectious Disease have conducted studies in animals that suggest that Ampligen® can stimulate a sufficiently broad immune response to provide cross-protection against a range of virus genetic types, including H5N1 and derivative clades.  Japan’s Council for Science & Technology Policy (“CSTP”), a cabinet level position, has recently awarded funds from Japan’s CSTP to advance research with influenza vaccines utilizing Ampligen.  The Principal Investigator, Dr. Hideki Hasegawa, has undertaken studies in 2009 and plans to continue throughout 2010 that focuses on mucosal immunity and the inherent advantages of a vigorous immune response to respiratory pathogens.  Dr. Hasegawa has presented published data that the formulation of pandemic vaccine mixed with Ampligen® increases immuno-genicity and may demonstrate cross protection against mutated strains.  Initial data from both expanded clinical and anatomical findings in macaque monkeys exposed to the most virulent forms of pandemic influenza (H5N1) suggest that standard human seasonal influenza vaccines given alone, and having no benefit on H5N1 influenza virus pathology and clinical status, were nonetheless effective against pandemic virus when combined with Ampligen® when applied intranasally in very small doses in a prophylactic treatment setting.  Clinical trials emanating from successful primate (monkey) studies are anticipated to begin in 2010.

We received notice of an Annual Report (April 2008-March 2009) prepared by a Director of the NIID to the governing organization of the Japanese Ministry of Health (“MHLW”) reporting a series of successful preclinical studies in new pandemic vaccines which rely critically on Ampligen® (Poly I: Poly C12U).  The efficacy was demonstrated both within the airways themselves as well as systemically.  As a result, the program is expected to be accelerated into human volunteers promptly under supervision of NIID staff.  The project is officially titled “Clinical Application of the Influenza Virus Vaccine in the Intranasal Dosage Form for Mucosal Administration”.

Concurrently, our collaborative partner in Japan, Biken Corporation, completed successfully in co-operation with NIID a series of animal/preclinical tests on new pandemic vaccines with Ampligen®.  Biken is to proceed to conduct the studies for regulatory requirements such as safety, stability and formulation to be shared with NIID.  Successful studies in animal models, including the monkey studies conducted to date under auspices of the Japanese NIID, do not necessarily predict human safety and efficacy of any investigational product including Ampligen®.  To support preclinical studies, Ampligen® especially formulated for intranasal use had been manufactured and on August 17, 2009 shipped Ampligen® to Biken for use in the preclinical studies they are conducting prior to human trials.

The emergence of a new H1N1 Swine Flu strain with high associated mortality in Mexico, Argentina and elsewhere provide additional significance to the Japanese studies.  The original studies by Dr. Hasegawa and his colleagues that provided the basis for the expanded preclinical trials demonstrated cross-clade protection against H5N1 isolates following vaccination with a seasonal influenza vaccine (J Infect Dis.196:1313-1320, 2007).  Bearing this program in mind as a next step, Biken is concentrating its maximum efforts to proceed on a regulatory path to the earliest registration of H5N1 intranasal vaccine combined with Ampligen® in Japan.

The clinical trial in Australia is using Ampligen® administered intramuscularly (“IM”) in combination with seasonal flu vaccine. This open-label study (Phase IIa) utilizing Ampligen® (Poly I: Poly C12U) as a potential immune-enhancer was conducted in Australia with thirty-eight subjects age 60 or greater with the standard trivalent seasonal influenza vaccines.  Elderly subjects typically have reduced immune responses relative to younger populations.  Work continues to retrieve samples from St. Vincent’s recently restructured Clinical Trials Centre including confirmation that samples that were properly maintained utilizing current Good Clinical Practice (“cGCP”) and Good Laboratory Practice (“cGLP”) controlled environment.  Once samples have been retrieved and assuming they were properly maintained, they will be sent to qualified labs for review and analysis in order that the final results can be available for evaluation.  These results are expected early 2010 if we are successful in retrieving validated samples.

Collaboration studies in non-human primates conducted by ViroClinics in the Netherlands suggest a potential role for Alferon® LDO as another novel therapeutic approach to viral pandemics.  In these studies, Alferon® LDO treatment appeared to be more effective than published results for a neuraminidase inhibitor (Relenza®), which is a current standard for care of seasonal flu along with a similar drug (Tamiflu®).  The opportunity for Alferon® LDO is reinforced by new reports of severe side effects secondary to Tamiflu®, by both the FDA and Japanese health authorities.  Also, Tamiflu® resistant strains of flu virus are now raising serious concerns on a world-wide basis.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2009 and 2008 were approximately $4,192,000 and $5,362,000, respectively, reflecting a decrease of $1,170,000 or 22%.  This decrease relates primarily to the effect of the cash conservation and cost reduction program implemented in January 2009.  Accordingly, areas of expenses were reduced including legal fees of approximately $665,000, stock compensation of approximately $238,000, accounting and related fees of approximately $122,000, a reduction in personnel costs of approximately $376,000 along with reduced expenses of approximately $445,000 related to discontinuation of sales of Alferon®.  These cost savings were somewhat offset by an increase of approximately $146,000 of incremental non-cash labor expenses resulting from G&A employees participating in the Employee Wage Or Hour Reduction Program along with an increase of approximately $187,000 in financial consulting, security filings and transfer fees, approximately $44,000 in costs related to the second round of stockholder voting and approximately $299,000 in professional advisor fees.

Interest and Other Income

Interest and other income decreased approximately $305,000 or 69% during the nine months ended September 30, 2009 as compared to the same period in 2008 due to reduction of Cash available to invest during the first five months of 2009 at lower interest rates.  The infusion of cash to the Company from the two Rodman deals in May 2009, along with the receipt of additional cash from Fusion Capital in the third quarter of 2009, should increase interest income in the fourth quarter of 2009.

Interest Expense and Financing Costs

We had no interest expense for the nine months ended September 30, 2009 or 2008.  On February 1, 2009 we entered into a Standby Financing Agreement that produced finance costs of $241,000 in Common Stock Commitment Warrants for the nine months ended September 30, 2009 for which no agreement of this type existed during the prior period in 2008.  For detailed information on this agreement, refer to “Standby Financing Agreement” below.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2009 was $6,665,000 compared to $7,850,000 for the same period in 2008 a reduction of $1,185,000 or 15.1%.  This reduction reflects lower expenditures primarily related to the effect of Management’s cash conservation program that included reducing controllable expenses and utilizing our common stock where possible as payment to Board Members, employees, consultants and vendors.  We had proceeds from financing activities of approximately $61,824,000 compared to $150,000 during the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, we had approximately $61,042,000 in Cash and Cash Equivalents or an increase of approximately $54,923,000 from December 31, 2008.

We have been using the proceeds from our financings with the assistance of Rodman as placement agent and from Fusion Capital’s equity financing to fund operating expense and infrastructure growth including preparation for manufacturing, regulatory compliance and market development costs related to the FDA approval process for Ampligen®.  We were able to raise in the approximate aggregate $33,712,000 in equity financing pursuant to the two Rodman financings in May 2009 and an aggregate of $28,111,695 in equity financing pursuant to the Fusion Capital Agreement.For more details on the Rodman and Fusion Capital financings, please see “Note 5: Stockholders’ Equity” under notes to the Unaudited Condensed Consolidated Financial Statements.

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

There can be no assurances that, if needed, we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products.  Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

Standby Financing Agreement

In February 2009, we entered into a Standby Financing Agreement pursuant to which certain individuals (“Individuals”), consisting of Dr. William Carter and Thomas Equels, agreed to loan us up to an aggregate of $1,000,000 in funds should we be unable to obtain additional financing, if needed.  Under the Standby Financing Agreement, we would use our best efforts in 2009 to obtain one or more additional financing agreements on such terms as our Board deems to be reasonable and appropriate in order to maintain our operations.  If at any time after December 1, 2009 and prior to June 30, 2010 a majority of our independent Directors deems that in the event a financing of at least $2.5 Million has not been obtained and additional funds are needed to maintain our operations, we will send a written notice to each of the Individuals informing them of the total amount of additional funds required and the specific amount that will be required from each Individual.  Such funding as prescribed by the agreement was obtained in May 2009.

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

Employee Wage Or Hours Reduction Program

In an effort to conserve our cash, the Employee Wage Or Hours Reduction Program (the “Program”) was ratified by the Board effective January 1, 2009.  In a mandatory program that was estimated to be in effect for up to six months, compensation of all active full-time employees as of January 1, 2009 (“Participants”) were reduced through a reduction in their wages for which they would be eligible to receive shares of our common stock (“Stock”) six months after the shares were earned.  While all employees were also offered the option to reduce their work hours with a proportional decease in wages, of which none elected this alternative.

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

The Plan was administered for full-time employees as follows:

o	Employees earning $90,000 or less per year elected a wage reduction of 10% per annum and received an incentive of two times the value in Stock;
o	Employees earning $90,001 to $200,000 per year elected a wage reduction of 25% per annum received an incentive of two times the value in Stock;
o	Employees earning over $200,000 per year elected a wage reduction of 50% per annum and received an incentive of three times the value in Stock;
o	Any employee could have elected a 50% per annum wage reduction which would allow them to be eligible for an incentive award of three times the value of Stock.

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

The Program was suspended as of May 31, 2009 with employees returning back to their rate of pay from January 1, 2009.  At the passage of six months for each of their months of participation, non-affiliate employees have been issued shares on July 31, August 31, September 30 and October 30 as well are projected to receive stock on November 30, 2009.  The distribution of stock to employees relevant to the terms of the Program is expected to continue into 2010.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $61,042,000 in Cash and Cash Equivalents at September 30, 2009.  In the past, we had invested the excess cash in three to twelve month interest bearing financial instruments.  However with the current state of the market and our funds well in excess of our short-term operational needs, we continue to reassess our cash management strategy to consider multiple term financial instruments.  We continue to employ established conservative policies and procedures to manage any risks with respect to investment exposure.

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

ITEM 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of September 30, 2009 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2009, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. Legal Proceedings

In December, 2004, we filed a multi-count complaint in federal court (Southern District of Florida) for fraud and injunctive relief against Bioclones, Dr. Donniger, JCI, Brett Kebble and H.C. Buidentag.  However, a motion to dismiss the complaint, in part on grounds that the matter must be arbitrated in South Africa, was granted by the court.  We appealed this decision to the 11th Circuit Court of Appeals.  In July 2008, while the appeal was pending, we settled our disputes with both Bioclones and Cyril Donninger and dismissed them from the lawsuit.  In December 2008, the 11th Circuit Court of Appeals overturned the lower court’s decision related to the fraud claim.  Shortly after our suit was filed in 2004, the South African defendants JCI, Kebble and Buidentag were implicated in one of the largest public securities fraud in South African history.  We filed a second amended complaint for fraud against JCI, the Estate of Kebble and Buidentag, the only remaining defendants, and we expect they will again move to dismiss our complaint, alleging that the court lacks jurisdiction over these South African defendants as well as other grounds.

Our litigation in the Federal District Court for the Eastern District of Pennsylvania with Lovells LP has been settled for $164,000 that is being paid by way of unsecured monthly installments through January, 2010.  Accordingly as a result of the settlement, we have recorded a contingency for the outstanding balance of $145,000 for the period ended September 30, 2009.

In May 2009, Cato Capital LLC (“Cato”) made a demand on us, alleging that under a 2008 agreement between it and us, we owed Cato a placement fee for allegedly assisting in procuring investments in Hemispherx.  We dispute these allegations.  On July 31, 2009, we were served with a complaint filed by Cato in the United States District Court for the District of Delaware in which Cato asserts the previously referenced claim.  On October 13, 2009, Cato filed an Amended Complaint in the above matter that proposed Cato be permitted to add The Sage Group as a defendant and assert various claims against them as well as to bring additional causes of action against Hemispherx arising from Hemispherx' denial of the existence of an enforceable contract.  We continue to believe that we have exemplary defenses and will vigorously defend against this claim.

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

Our products, including Ampligen®, are subject to extensive regulation by numerous governmental authorities in the United States (“U.S.”) and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch (“HPB”) of Canada, and the Agency for the Evaluation of Medicinal Products (“EMEA”) in Europe.  Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources.  In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards.  We require regulatory approval in order to market Ampligen® or any other proposed product and receive product revenues or royalties.  We cannot assure you that Ampligen® will ultimately be demonstrated to be safe or efficacious.  In addition, while Ampligen® is authorized for use in clinical trials including a cost recovery program in the U.S. and Europe, we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials.

We filed an NDA with the FDA for treatment of CFS on October 10, 2007.  On December 5, 2007 we received a Refusal to File letter from the FDA as our NDA filing was deemed “not substantially complete”.  We responded to the FDA’s concerns by filing amendments to our NDA on April 25, 2008.  These amendments should allow the FDA reviewers to better evaluate independently the statistical efficacy/safety conclusions of our NDA for the use of Ampligen® in treating CFS.  On July 7, 2008, the FDA accepted our NDA filing for review.  However, there are no assurances that upon review of the NDA that it will be approved by the FDA.  On February 18, 2009, we were notified by the FDA that the originally scheduled PDUFA date of February 25, 2009 has been extended to May 25, 2009.  On May 22, 2009, we were notified by the FDA that it may require additional time to take action beyond the scheduled PDUFA action date of May 25, 2009.  Since that date, no further notification has been received from the FDA.  However, certain outstanding NDA items requiring Hemispherx responses existed at the time of the FDA delay.  Between March 9, 2009 and September 15, 2009, we issued six new reports to the FDA spanning various subjects including clinical safety assessments, specialized pre-clinical toxicology reports and abbreviated chemistry and manufacturing control reports.  We also plan to submit four additional reports on interrelated topics in November and December 2009, which will include pharmacokinetic analyses in multiple lower animal species (primates, rodents, etc.) regarding the Lovelace Respiratory Research Institute studies and final validation reports of certain manufacturing procedures conducted at an independent facility, Hollister-Stier Laboratories in Spokane, WA.

If Ampligen® or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

Alferon® LDO is undergoing pre-clinical testing for possible prophylaxis against avian flu.  Additional studies are anticipated for swine flu (“H1N1”).  While the studies to date have been encouraging, preliminary testing in the laboratory and animals is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of avian flu requires prior regulatory approval.  Only the FDA can determine whether a drug is safe, effective or promising for treating a specific application.  As discussed in the prior risk factor, obtaining regulatory approvals is a rigorous and lengthy process.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved.  As of September 30, 2009, our accumulated deficit was approximately $206,801,000.  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2009, we had approximately $61,042,000 in Cash and Cash Equivalents.  Given the harsh economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term survival while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen® and securing a strategic partner.

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

Our ability to raise additional funds from the sale of equity securities is limited.  In this regard, we only have approximately 31,600,000 shares authorized but unissued and unreserved.  At our annual stockholders’ meeting held on June 24, 2009, we sought approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  At this meeting, there was an insufficient number of votes in favor of the proposal and voting on this proposal had been left open until September 3, 2009.  We announced on September 2, 2009 that insufficient votes were obtained for passage of Proposal no. 3 contained in the proxy for the 2009 Annual Meeting of Stockholders.  With this proposal was the sole purpose of the adjourned Stockholders' Meeting scheduled for September, 4, 2009, this meeting was cancelled.  Since the approval was not obtained to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our Common Stock is limited.

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

Production of Alferon N Injection® from our Work-In-Progress Inventory had been put on hold due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen® NDA.  While we now have adequate funding to proceed, we plan on waiting until completion of certain manufacturing upgrades now underway.  As a result, Alferon N Injection® or Alferon® LDO could be available in late 2010.  However, no assurance can be given that Alferon N Injection® made commercially available will return to prior sales levels.

Although preliminary in vitro testing indicates that Ampligen® enhances the effectiveness of different drug combinations on avian influenza, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment.

Ampligen® is currently being tested as a vaccine adjuvant for H5N1, a pathogenic avian influenza virus (“HPAIV”) in Japan, where the preclinical data has shown activity in preventing lethal challenge with the original virus used for vaccination as well as the other related, but not identical, isolates of H5N1 virus (i.e., cross-reactivity).  The clinical testing phase of Ampligen® in Japan is expected to begin in 2010.  The result of laboratory testing with seasonal influenza virus vaccine in Australia for the effect of Ampligen® as an adjuvant is subject to retrieval of samples from St. Vincent’s recently restructured Clinical Trials Centre including confirmation that samples were properly maintained utilizing current Good Clinical Practice (“cGCP”) and Good Laboratory Practice (“cGLP”) controlled environment (see “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; General” in Part I above).  No assurance can be given that similar results will be observed in clinical trials.  Use of Ampligen® in the treatment of flu requires prior regulatory approval.  Only the FDA can determine whether a drug is safe, effective or promising for treating a specific application.  As discussed above, obtaining regulatory approvals is a rigorous and lengthy process (see “Our drugs and related technologies are investigational and subject to regulatory approval.  If we are unable to obtain regulatory approval, our operations will be significantly adversely affected” above).

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

We have limited marketing and sales capability.  We are dependent upon existing and, possibly future, marketing agreements and third-party distribution agreements for our products in order to generate significant revenues and become profitable.  As a result, any revenues received by us will be dependent in large part on the efforts of third parties, and there is no assurance that these efforts will be successful.

Our commercialization strategy for Ampligen®-CFS may include licensing/co-marketing agreements utilizing the resources and capacities of a strategic partner(s).  We are currently seeking worldwide marketing partner(s), with the goal of having a relationship in place before approval is obtained.  In parallel to partnering discussions, appropriate pre-marketing activities will be undertaken.  We intend to control manufacturing of Ampligen® on a world-wide basis.

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

A number of essential materials are used in the production of Alferon N Injection®, including human white blood cells.  We do not have, but are working towards having long-term agreements for the supply of such materials.  There can be no assurance we can enter into long-term supply agreements covering essential materials on commercially reasonable terms, if at all.

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

Small changes in methods of manufacturing, including commercial scale-up, may affect the chemical structure of Ampligen® and other RNA drugs, as well as their safety and efficacy, and can among other things, require new clinical studies and affect orphan drug status, particularly, market exclusivity rights, if any, under the Orphan Drug Act.  The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges and will require additional management and technical personnel and capital to the extent such manufacturing is not handled by third parties.  There can be no assurance that our manufacturing will be successful or that any given product will be determined to be safe and effective, capable of being manufactured economically in commercial quantities or successfully marketed.

We have limited manufacturing experience.

Ampligen® has been produced to date in limited quantities for use in our clinical trials and we are dependent upon a third party supplier for the manufacturing and bottling process.  The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us.  Also to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs.  To the extent we are involved in the production process, our current facilities may not be adequate for the production of our proposed products for large-scale commercialization.  We intend to utilize third-party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities.  We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to current Good Manufacturing Practices (“cGMP”) regulations.  There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

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

Ampligen®.  Competitors may be developing technologies that are, or in the future may be, the basis for competitive products.  Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us.  These competing products may be more effective and less costly than our products.  In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products.  Furthermore, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products.  Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us.  There are no drugs approved for commercial sale with respect to treating ME/CFS in the United States.  The dominant competitors with drugs to treat disease indications in which we plan to address include Gilead Pharmaceutical, Pfizer, Bristol-Myers, Abbott Labs, GlaxoSmithKline, Merck/Schering-Plough Corp.  These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have.  Although we believe our principal advantage is the unique mechanism of action of Ampligen® on the immune system, we cannot assure that we will be able to compete.

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

Our common stock is listed for quotation on the NYSE Amex.  For the 12 month period ended September 30, 2009, the closing price of our common stock has ranged from $0.31 to $3.75 per share.  We expect the price of our common stock to remain volatile.  The average daily trading volume of our common stock varies significantly.

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

As of September 30, 2009, we have sold an aggregate of 20,000,000 shares to Fusion Capital under the August 2008 Purchase Agreement for gross proceeds of approximately $28,111,695 and issued 1,259,086 Commitment shares thereby issuing the maximum number of shares covered by the Fusion Capital registration statement.  Depending upon market conditions at the time, the sale of shares by Fusion Capital at any given time could cause the trading price of our common stock to decline.

In May 2009 we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a universal shelf registration statement.  4,895,000 of these warrants have been exercised as of September 30, 2009.  We anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

In addition to the foregoing, we also previously registered 1,038,527 shares issuable upon exercise of certain other warrants.  To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors.  In this regard we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration, none of which has been designated or issued.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock.

Sales of substantial amounts of our common stock in the public market, including our sale of securities pursuant to the universal shelf registration statement, could cause the market price for our common stock to decrease.  Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders.  For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders.  Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock.  Our Board of Directors also has the authority to issue preferred stock without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.  In this regard, in November 2002, we adopted a Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002.  Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00.  The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock.  However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 5.07% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.  The Rights Plan will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, we issued an aggregate of 1,880,747 shares to consultants and vendors for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or pursuant to our Registration Statement on Form S-8.

We did not repurchase any of our securities during the quarter ended September 30, 2009.

See also, ITEM 5 below

ITEM 3:   Defaults upon Senior Securities

None.

ITEM 4:   Submission of Matters to a Vote of Security Holders

As we reported in our last quarterly report, at our annual stockholders’ meeting held on June 24, 2009, we sought approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  At this meeting, voting on this proposal was left open until September 3, 2009.  As there were insufficient votes for passage of this proposal, the adjourned meeting was not held.

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

Date: November 9, 2009