Form 10-K/A
period 2009-12-31
HEMISPHERX BIOPHARMA INC
filed 2010-04-30
CIK 946644

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☐ Large accelerated filer☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No   ☒

The aggregate market value of Common Stock held by non-affiliates at June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $299,465,873.

The number of shares of the registrant’s Common Stock outstanding as of April 27, 2010 was 132,876,924.

EXPLANATORY NOTE

On March 12, 2010, Hemispherx Biopharma, Inc. (“Hemispherx,” the “Company,” “we,” “our” or “us”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III, Item 11 (Executive Compensation) of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form-10-K/A, which amends and restates the items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III, Item 11 of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 11 (Executive Compensation) and Part IV, Item 15 (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

TABLE OF CONTENTS
Page

PART III

Item 11. Executive Compensation	1

PART IV

Item 15. Exhibits and Financial Statement Schedules	21

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow:
•	Dr. William A. Carter, Chairman & Chief Executive Officer (“CEO”);
•	Charles T. Bernhardt, Chief Financial Officer (“CFO”) & Chief Accounting Officer (“CAO”);
•	Dr. David Strayer, Medical Director;
•	Robert Dickey, IV, Senior (“Sr.”) Vice President; and
•	Wayne Springate, Vice President (“VP”) of Operations.

Overview of Our Business Environment

Hemispherx is a specialty pharmaceutical company based in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders.  We were founded in the early 1970s doing contract research for the National Institutes of Health.  Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

Our current strategic focus is derived from four applications of our two core pharmaceutical technology platforms Ampligen® and Alferon N Injection®.  The commercial focus for Ampligen® includes application as a treatment for Chronic Fatigue Syndrome (“CFS”) and as an influenza vaccine enhancer (adjuvant) for both therapeutic and preventative vaccine development.  Alferon N Injection® is a FDA approved product for refractory or recurring genital warts.  Alferon® LDO (Low Dose Oral) is a formulation currently under development targeting influenza.

Governance

The Compensation Committee consists of the following three directors, each of whom is “independent” under applicable NYSE Amex rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an “Outside Director” as defined under the treasury regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”): Dr. William Mitchell, M.D., Richard C. Piani, and Dr. Iraj E. Kiani, N.D.  The Compensation Committee makes recommendations concerning salaries and compensation for senior management and other highly paid professionals or consultants to Hemispherx.  The full text of the Compensation Committee Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.  This Committee met three times in 2009 and all committee members were in attendance.  Our Chief Financial Officer and the Director of Human Resources support the Compensation Committee in its work.

Process

Our Compensation Committee is responsible for determining the compensation of our NEO included in the “Summary Compensation Table” below.  For purposes of determining compensation for our NEO, our Compensation Committee takes into account the recommendation of our Chief Executive Officer.  The Compensation Committee is primarily responsible for overseeing our incentive compensation plans and equity-based plans, under which stock option grants have been made to employees, including the NEO, as well as non-employee directors and strategic consultants.

The following table summarizes the roles of each of the key participants in the executive compensation decision-making process:

Compensation Committee	•	Fulfills the Board of Directors' responsibilities relating to compensation of Hemispherx’ NEO, other non-officer executives and non-executives.
	•	Oversees implementation and administration of Hemispherx’ compensation and employee benefits programs, including incentive compensation and equity compensation plans.
•
Reviews and approves Hemispherx’ goals and objectives and, in light of these, evaluates the NEO's performance and sets his annual base salary, annual incentive opportunity, long-term incentive opportunity and any special/supplemental benefits or payments.

•
Reviews and approves compensation for all other non-officer executives of Hemispherx including annual base salary, annual incentive opportunity, long-term incentive opportunity and any special/supplemental benefits or payments.

	•	In consultation with the CEO and CFO, review the talent development process within the Company to ensure it is effectively managed and sufficient to undertake successful succession planning.
	•	Review and approve employment agreements, severance arrangements, issuance of equity compensation and change in control agreements.

Chairman and CEO	•	Presents to the Compensation Committee the overall performance evaluation of, and compensation recommendations for, each of the NEO and other non-officer executives.

CFO and Human Resources	•	Reports directly or indirectly to the Chief Executive Officer.
	•	Assists the Compensation Committee with the data for competitive pay and benchmarking purposes.
	•	Reviews relevant market data and advises the Compensation Committee on interpretation of information, including cost of living statistics, within the framework of Hemispherx.
	•	Informs the Compensation Committee of regulatory developments and how these may affect Hemispherx’ compensation program.

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

Use Of Compensation Data

Our compensation plans are developed by utilizing publicly available compensation data for national and regional companies in the biopharmaceutical industry as well as web sites that specialize in compensation and/or employment data.  We believe that the practices of this group of companies and/or data obtained from employment industry organizations, provide us with appropriate compensation benchmarks necessary to review the compensation recommendations by the CEO, CFO and/or Human Resources Department.  While not utilized in 2009 or 2008 due to our maintaining Base Salary at existing levels with the exception of cost of living adjustments, in past years we had engaged independent outside consultants to help us analyze compensation data and compare our programs with the practices of the similar national and/or regional companies represented in the biopharmaceutical industry.

Elements Of Executive Compensation Program

The Compensation Committee has adopted a mix among the compensation elements in order to further our compensation goals.  The elements include:

•	Base salary (impacted in 2009 by the Employee Wage Or Hours Reduction Program and cost of living adjustments);

•	Variable compensation consisting of a cash bonus based upon individual and corporate performance;

•	Long-term bonus incentive programs consisting of the Goal Achievement Program and Employee Bonus Pool Program;

•	Stock option grants with exercise prices set at the fair market value at the time of grant and vesting over an extended period.

Executive compensation consists of the following elements:

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions.  Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy.  For those NEO with employment agreements, base salary is determined and set forth in the agreement and the Compensation Committee reviews the base salary prior to renewal of such agreement.  Base salaries for the other NEO are normally reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.  While this review process normally occurs in the fourth quarter of each year, it was not undertaken regarding 2008, 2009 or 2010 base salaries.  However after analysis of overall Company compensation, the Committee authorized a non-discriminatory and universally applied cost of living increases to the base salaries all full-time employees of record effective July 1, 2009 and January 1, 2010.  Therefore, with the exception of these cost of living adjustments, no other modifications were made to the base salary rate of our NEO during 2008, 2009 nor through April 30, 2010.  However, additional changes to our NEO’s base salaries could be undertaken in a future determination by the Compensation Committee at its discretion.

Employee Wage Or Hours Reduction Program (January 1 to May 31, 2009)

In an effort to conserve our cash, the Employee Wage Or Hours Reduction Program (the “Program”) was ratified by the Board effective January 1, 2009.  In a mandatory program that was estimated to be in effect for up to six months, compensation of all active full-time employees as of January 1, 2009 (“Participants”) were reduced through a reduction in their base salary for which they would be eligible to receive shares of our common stock (“Stock”) six months after the shares were earned.  All employees were also offered the alternative option to reduce their work hours with a proportional decease in wages.  No employee elected this alternative.

On a semi-monthly basis, Participants received rights to Stock (“Incentive Rights”) that could not be traded.  Six months after the date the Incentive Rights were awarded, we established a process to have Incentive Rights converted into Stock and issued to each Participant on a monthly basis.  We have established and maintained a record for the number of Incentive Rights awarded to each Participant.  At the end of each semi-monthly period, we determined the number of Incentive Rights by converting the proportionate incentive award to the value of the Stock by utilizing the closing price of the Stock on the NYSE Amex based on the average daily closing price for the period.

The Program was administered for full-time employees as follows:
•	Employees earning $90,000 or less per year elected a wage reduction of 10% per annum and received an incentive of two times the value in Stock;
•	Employees earning $90,001 to $200,000 per year elected a wage reduction of 25% per annum received an incentive of two times the value in Stock;
•	Employees earning over $200,000 per year elected a wage reduction of 50% per annum and received an incentive of three times the value in Stock;
•	Any employee could have elected a 50% per annum wage reduction which would allow them to be eligible for an incentive award of three times the value of Stock.

We have worked with Wachovia Securities, LLC (“Wachovia Securities” or “Wells Fargo Advisors”) to establish a trading account for each Participant.  Incentive Rights constitute income to the Participants and be subject to payroll taxes upon Stock issuance.  We bear all expenses related to selling the Stock at Wachovia Securities (i.e.; broker fees, transaction costs, commissions, etc.) for payroll withholding tax purposes.  Thereafter, for each Participant that remains an active employee during the period, we continue to bear such costs from their Wachovia Securities’ accounts for the maintenance of these account and all expenses related to selling our Stock.  Participants leaving us or voluntarily separating from the Plan received the Stock earned upon the six month conversion of their Incentive Rights.  The Plan benefits for individuals that are no longer Participants are fixed and we do not continue to bear such costs from the designated brokerage firm for the maintenance of an account nor any expenses related to selling Hemispherx stock except for the initial costs associated to the selling of stock for payroll withholding tax purposes.

The Program was suspended as of May 31, 2009 with employees returning back to their rate of Base Salary of January 1, 2009.  At the passage of six months for each of their months of participation, non-affiliate employees have been issued shares on July 31, August 31, September 30, October 30 and November 30, 2009.  Individuals defined by Rule 144 in the Securities Act of 1933 as an “affiliate” have yet to receive their distribution of our common stock from the Program with current projection of mid-2010:
•	Dr. William Carter, Chairman & CEO (818,682 shares);
•	Charles Bernhardt, CFO & CAO (198,135 shares);
•	Dr. David Strayer, Medical Director (230,586 shares); and
•	Wayne Springate, V.P. of Operations (185,748 shares).

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all NEO and certain senior, non-officer executives.  The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary.  As provided in their respective employment agreement, the following executives are eligible for an annual performance bonus based of their salaries, the amount of which, if any, is determined by the Board of Directors in its sole discretion based on the recommendation of the Compensation Committee:
•	Dr. William Carter, Chairman & CEO (bonus opportunity up to 25%);
•	Robert Dickey, Sr. Vice President (bonus opportunity up to 25%); and

•	Wayne Springate, V.P. of Operations (bonus opportunity up to 20%).

The Compensation Committee utilizes annual incentive bonuses to compensate NEO and certain senior, non-officer executives for attainment or success towards overall corporate financial and/or operational goals along with achieving individual annual performance objectives.  These objectives will vary depending on the individual executive, but generally relate to strategic factors such as establishment and/or maintenance of key strategic relationships, development of our products, identification, research and/or development of additional products, enhancing financial factors such as raising capital, cost containment and/or improving the results of operations.

On May 20, 2009, our Board of Directors awarded bonuses of $300,000 to Dr. William Carter, CEO and Chairman of the Board, and $150,000 to Dr. David Strayer, Chief Medical Officer, in recognition for their accomplishment of 2008 corporate goals and objectives.  The Compensation Committee and Board of Directors reviewed the corporate goals established in March 2008 and determined that significant progress had been made in terms of the preparation and filing the Ampligen® NDA with the Federal Drug Administration and receipt of funding for operating activities to award the bonus.

In February 2010, the Compensation Committee reviewed the Executive Team’s Company-wide goals as detailed in the Committee’s Meeting Minutes of May 15, 2009 and specific goals documented in each individual’s job description.  The Committee believed that the Executive Team had excelled in meeting their goals and responsibilities as documented in each individual’s job description as well as made significant progress in meeting corporate goals with outstanding success in following areas:
1.	Attainment of a favorable FDA response to utilize a subcontractor for manufacture of Ampligen®;
2.	Continued development of microbiological enhancement of vaccines requiring Ampligen®;
3.	Success in the protection of our intellectual property;
4.	Continued development towards a potential clinical launch of Alferon® LDO;
5.	Maintaining the overall financial strength of Hemispherx and operations consistent with the Board approved budget.

On February 8, 2010, Hemispherx’ Board of Directors approved the recommendations of the Compensation Committee to award bonuses to NEO and certain senior, non-officer executives for their performance in relation to their attainment of 2009 Company-wide goals as well at their achievements in individual goals and responsibilities.  The Compensation Committee had recommended, and the Board ratified, the award of bonus to Dr. William Carter, Chairman & CEO ($182,772), Charles Bernhardt, CFO & CAO ($44,000), Dr. David Strayer, Medical Director ($44,306) and Wayne Springate, V.P. of Operations ($33,000) and certain senior, non-officer executives.

Long-Term Bonus Incentive Programs

The Compensation Committee believes that team oriented performance by our NEO, non-officer executive officers and all employees, consistent with our short and long-term goals, can be achieved through the use of goal or result oriented bonus programs.  Accordingly, two programs have been established to provide our employees, including our NEO and certain senior, non-officer executives, with incentives to help align their financial interests with that of Hemispherx and its stockholders.  One program terminated in March 2010 and the other is ongoing.

Goal Achievement Incentive Program

On November 17, 2008 the Board of Directors authorized the Goal Achievement Incentive Program.  This program is designed to intensify the efforts of the parties involved in securing strategic partnering agreements with third parties.  We will pay the parties participating in the Program an incentive bonus for each timely agreement (as defined below) entered into by us with any and all third parties in which we receive cash (as defined below) from such third parties as a result of the execution of such agreements (“Strategic Partnering Agreements”), provided, however, Strategic Partnering Agreements shall not include agreements whereby we receive cash as a result of (i) only the sale of Ampligen® or other Hemispherx products, (ii) our only being reimbursed for expenses, not including expenses for prior research conducted by us, incurred by us, (iii) an agreement in which the only economic benefit to us is one or more loans, and (iv) an agreement, other than an agreement which results in a change of control of Hemispherx, in which the only economic benefit to us is the sale of our equity or other securities. The incentive bonus shall be in an amount equal to one percent (1%) of the amount of all cash received by us pursuant to each such Strategic Partnering Agreement between the dates of the execution of each such Strategic Partnering Agreement and the first commercial sale of Ampligen® following the full commercial approval of the sale of Ampligen® in each jurisdiction.  All incentive bonus payments shall be payable in readily available funds within ten (10) days following receipt by us of readily available funds as a result of our receipt of such first cash.  For purposes hereof “timely agreements” means all agreements entered into by us with any and all third parties (a) on or before June 30, 2009 and (b) on or before March 31, 2010 with third parties with which we had been in active negotiations on or before June 30, 2009.  For purposes hereof “cash” means any asset which is either (a) readily available funds or (b) capable of being converted into readily available funds in value equal to the value ascribed to such asset in the Strategic Partnering Agreement within six months of the receipt of such asset by Hemispherx.  This program presently includes Dr. William Carter, CEO, Dr. Chaunce Bogard, strategic consultant, The Sage Group (strategic advisor firm), Anthony Bonelli, our former President and Chief Operating Officer, Dr. David R. Strayer, Medical Director and all of our active full-time employees as of January 1, 2009.

From the inception through its March 31, 2010 expiration, Hemispherx paid no compensation related to the Goal Achievement Incentive Program.

Employee Bonus Pool Program

An element of the Employee Wage Or Hours Reduction Program was the establishment of a Bonus Pool (the “Pool”) in the case of FDA Approval (“Approval”) of Ampligen®.  This bonus is to award to each employee of record at January 1, 2009 a pretax sum of 30% in wages, calculated on their base salary per annum compensation at the time of the Approval, and awarded within three months of Approval.  Participants who terminate their employment prior to the Approval will not qualify for this bonus.

For the year ending 2009, Hemispherx paid no compensation related to the Employee Bonus Pool Program.

Stock Options

The Compensation Committee believes that long-term performance is achieved through an ownership culture that encourages such performance by our NEO, non-officer executives and all employees through the use of stock and stock-based awards.  Our stock plans have been established to provide our employees, including our NEO and senior non-officer executives, with incentives to help align their interests with the interests of stockholders.  Accordingly, the Compensation Committee believes that the use of stock and stock-based awards offers the best approach to achieving long-term performance goals because:
•
Stock options align the interests of executives and employees with those of the stockholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the stockholders;

•	Stock options are performance based. All the value received by the recipient of a stock option is based on the growth of the stock price;
•
Stock options help to provide a balance to the overall executive compensation program as base salary and our discretionary annual bonus program focus on short-term compensation, while the vesting of stock options increases stockholder value over the longer term; and

•	The vesting period of stock options encourages executive retention and the preservation of stockholder value.

We have historically elected to use stock options as the primary long-term equity incentive vehicle and expect to continue to use stock options as a long-term incentive vehicle.  We have adopted stock ownership guidelines and our stock compensation plans have provided the principal method, other than through direct investment for our executive officers to acquire equity in our Company.  The Compensation Committee believes that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  However, in the early stage of our business, we provided a greater portion of total compensation to our executives through our stock compensation plans than through cash-based compensation.

In determining the number of stock options to be granted to NEO, non-officer executives and employees, we take into account the individual's position, scope of responsibility, ability to affect profits and stockholder value and the individual's historic and recent performance and the value of stock options in relation to other elements of the individual's total compensation.

Our stock plans authorize us to grant options to purchase shares of common stock to our NEO, employees, Directors and consultants.  Our Compensation Committee oversees the administration of our stock option plan.  The Compensation Committee reviews and recommends approval by our Board of Directors of stock option awards to NEO based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive's existing long-term incentives and retention considerations.  Periodic stock option grants are made at the discretion of the Board of Directors upon recommendation of the Compensation Committee to eligible NEO and employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of the CEO.

In 2008, the Compensation Committee and the Board authorized the renewal of expiring options for certain named executives in the amounts indicated in the section entitled "Stock Option Grants to Executive Officers”.  Grants were made to certain of our employees based on past performance, particularly, those who worked hard and diligently on the preparation of our NDA.  Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant and typically vest over a period of years based upon continued employment, and generally expire ten years after the date of grant.  Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code.

In 2009, Robert Dickey IV was the only employee granted stock options as an element of his acceptance of the Senior Vice President position on June 11, 2009.  He was granted the option to purchase 150,000 shares of Hemispherx common stock at an exercise price of $2.81 per share, or 110% of the $2.55 closing price of the stock on the NYSE Amex.  These options are designed to vest proportionately over each month for four years beginning July 1, 2009.

Other Compensation

We provide the following benefits to our NEO generally on the same bases as benefits provided to all full-time employees:
•	Health, vision and dental insurance;
•	Life insurance;
•	Short and long-term disability insurance;
•	401(k) with company match of up to 6% of employee’s contribution.

The Compensation Committee believes that these benefits are consistent with those offered by other companies, specifically those provided by our peers.  Occasionally, certain executives separately negotiate other benefits in addition to the benefits described above.  Such additional benefits were provided in 2009 to Dr. William Carter, Chairman & CEO as an element of his employment:
•	Automobile allowance;
•	Reimbursement of home office and phone expenses;
•	Supplementary life insurance policies;
•	Incentive bonus of 0.5% of the gross proceeds received by us from any joint venture or corporate partnering arrangement.

401(k) Plan

In December 1995, we established a defined contribution plan, effective January 1, 1995, entitled the Hemispherx Biopharma employees 401(k) Plan and Trust Agreement.  All of our full-time employees are eligible to participate in the 401(k) plan following one year of employment.  Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum.  Through March 14, 2008, Participants' contributions to the 401(k) plan were matched by Hemispherx at a rate determined annually by the Board of Directors.  Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year.

Effective March 15, 2008 and continuing through December 31, 2009, we halted our matching of 401(k) contributions provided to the account for each eligible participant.  Effective January 1, 2010, our Compensation Committee reestablished Hemispherx’ 100% matching of up to 6% of the 401(k) contributions provided to the account for each eligible participant, including without exception each eligible Named Executive Officer.

Key Employee Retention

On December 31, 2008, we entered into a severance/consulting agreement with the former Chief Financial Officer, Robert E. Peterson.  This agreement provide a monthly fee of $4,000 plus travel expenses and Options to purchase 20,000 shares of the our common stock at the end of each calendar quarter through year-end 2011 in return for consulting services.  The exercise price of the Options is to be equal to 120% of the closing price of the our stock on the NYSE Amex on the last trading day of the calendar quarter for which the Options are being issued.  Additionally, the severance/consulting agreement allows for the possibility of a one percent fee to be paid to Mr. Peterson in the event of financial transactions to raise capital for a maximum potential pay-out value of $518,328 (two times the amount of compensation paid to Peterson by the Company for calendar year 2008). Mr. Peterson may terminate the Advisory Services at any time upon giving us sixty (60) days notice in writing of the intention to terminate his Advisory Services.

Severance

Upon termination of employment, most NEO are entitled to receive severance payments under their employment and/or engagement agreements.  In determining whether to approve and setting the terms of such severance arrangements, the Compensation Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination.

The Compensation Committee believes that our current CEO, Sr. Vice President and Vice President of Operations severance agreements are generally in line with severance packages offered to executives officers of the companies of similar size to us represented in the compensation data we reviewed.  Mr. Bernhardt and Dr. Strayer are not covered under a severance agreement and any severance benefits payable to them under similar circumstances would be determined by the Compensation Committee in its discretion.  See “Estimated Payments Following Severance — Current Named Executive Officers” below.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors oversees Hemispherx’ compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Committee reviewed and discussed with Management the Executive Compensation Discussion and Analysis set forth in this amendment to Form 10-K for the fiscal year ended December 31, 2009.

In reliance on the review and discussions referred to above, the Committee recommended to the Board that the Executive Compensation Discussion and Analysis be included in Hemispherx’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Hemispherx’ Proxy Statement to be filed in connection with Hemispherx’ 2010 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE
Dr. Iraj E. Kiani, N.D., Committee Chair
William Mitchell, M.D.
Richard Piani

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we incorporate by reference into such filings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee of the Board of Directors, consisting of Dr. Iraj E. Kiani, N.D., the Committee Chair, William Mitchell, M.D. and, Richard Piani are all independent directors.  There are no interlocking relationships.

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2007, 2008 and 2009 of our Chief Executive Officer, Chief Financial Officers and three other most highly compensated executive officers, constituting the NEO, in 2009 for each fiscal year.

Summary Compensation Table

										Change
										in
										Pension
										Valued
										and
							Option		Non-Equity	NQDC
Name & Principal		Salary /			Stock		Awards		Incentive Plan	Earnings	All Other
Position	Year	Fees (7)	Bonus		Awards		(3)		Compensation	($)	Compensation		Total
William A. Carter	2009	$554,105	$482,072	(8)(9)	$188,311	(7)	$-0-		$-0-	—	$76,896	(4)	$1,301,384
Chief Executive	2008	$664,624	$-0-		$-0-		$316,571	(10)	$-0-	—	$106,094	(5)	$1,087,289
Officer	2007	$637,496	$166,156		$-0-		$1,688,079		$-0-	—	$123,063	(6)	$2,614,794
Charles T. Bernhardt	2009	$134,662	$44,000	(9)	$45,334	(7)	$-0-		$-0-	—	$9,380	(11)	$233,376
Chief Financial	2008	$-0-	$-0-		$-0-		$-0-		$-0-	—	$26,000	(1)	$26,000
Officer (1)	2007	$-0-	$-0-		$-0-		$-0-		$-0-	—	$-0-		$-0-
David Strayer	2009	$167,484	$194,306	(8)(9)	$53,054	(7)	$-0-		$-0-	—	$3,229	(11)	$418,073
Medical Director	2008	$201,389	$-0-		$-0-		$16,168	(10)	$-0-	—	$-0-		$217,557
	2007	$240,348	$50,347		$-0-		$79,810		$-0-	—	$-0-		$370,505
Robert Dickey (2)	2009	$152,131	$-0-		$-0-		$252,312		$-0-	—	$4,824	(11)	$409,267
Sr. Vice President	2008	$-0-	$-0-		$-0-		$-0-		$-0-	—	$-0-		$-0-
	2007	$-0-	$-0-		$-0-		$-0-		$-0-	—	$-0-		$-0-
Wayne Springate	2009	$126,250	$33,000	(9)	$42,500	(7)	$-0-		$-0-	—	$3,229	(11)	$204,979
V.P., Operations	2008	$150,000	$-0-		$-0-		$-0-		$-0-	—	$7,354	(12)	$157,354
	2007	$150,000	$37,500		$-0-		$36,253		$-0-	—	$13,429	(12)	$237,182

Notes:
(1)	Mr. Bernhardt transitioned from the role of a contract consultant in 4th Quarter 2008 to Chief Financial Officer effective January 1, 2009.
(2)	Mr. Dickey joined Hemispherx effective June 11, 2010 and was granted the Options to purchase Hemispherx common stock as an element of his Employment Agreement.
(3)	Based on Black-Scholes pricing model of valuing options.
(4)	Consists of a) Life Insurance premiums totaling $38,679; b) Healthcare premiums of $28,586; and d) Company car expenses of $9,631.
(5)	Consists of a) Life Insurance premiums totaling $66,411; b) Healthcare premiums of $28,586; and d) Company car expenses of $11,097.
(6)	Consists of a) Life Insurance premiums totaling $63,627; b) Healthcare premiums of $28,586; d) Company car expenses of $12,017; and 401(k) matching funds of $18,833.
(7)
Hemispherx’ “Employee Wage Or Hours Reduction Program” allowed an individual to elected a 50% reduction in salary/fees which would them to be eligible for an incentive award of three times the value of Stock based on the average NYSE Amex closing value of the stock during the respective months of January through May, 2009. The value was obtained using the Black-Scholes pricing model for stock based compensation.

(8)
On May 20, 2009, our Board of Directors awarded bonuses of $300,000 to Dr. William Carter, and $150,000 to Dr. David Strayer in recognition for their accomplishment of 2008 corporate goals and objectives.

(9)	OnFebruary 8, 2009, our Board of Directors awarded bonuses to certain NEO and senior, non-officer executives in recognition for their achievement towards of 2009 Company-wide and individual goals.
(10)	Issueof options for options previously granted that expired unexercised.
(11)	Consistsof Healthcare premiums.
(12)	Consists of Healthcare premiums and 401(k) matching funds.

Grants Of Plan Based Awards

Name	Grant Date (3)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities of Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
William A. Carter,	N/A	—	146,217	182,771	—	—	—	—	—	$—	—
Chief Executive Officer
Charles T. Bernhardt,	N/A	—	38,720	44,000	—	—	—	—	—	$—	—
Chief Financial Officer
David Strayer,	N/A.	—	44,306	55,363	—	—	—	—	—	$—	—
Medical Director
Robert Dickey,	N/A.	—	55,000	68,750	—	—	—	—	—	$—	—
Senior Vice President	6/11/2009								131,200	$2.55	252,312
Wayne Springate,	N/A.	—	33,000	41,250	—	—	—	—	—	$—	—
V.P., Operations

Notes:
(1)
For 2009, the Compensation Committee did not establish or estimate possible future payouts to the NEO under a Cash Bonus Plan.  Using existing Employment Agreements as a benchmark, the “Target” was estimated at 20% of Base Salary and “Maximum” estimated at 25% of Base Salary.  Details regarding all of which reported as Non-Equity Incentive Plan Compensation in the 2009 is reported in the Summary Compensation Table above.

(2)
Consists of stock options awarded during 2009 under our 2009 Equity Incentive Plan.  The stock option awards vest 25% on each of the first four anniversaries of the grant date.  The stock options have a ten-year term and an exercise price equal to 110% of the closing market price of the our common stock on the date of grant.

(3)	N/A represents Not Applicable.

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
Willam A. Carter,	1,450,000	0	0	2.20	09/17/18
Chief Executive Officer	1,000,000	0	0	2.00	09/9/17
	190,000	0	0	4.00	02/18/18
	73,728	0	0	2.71	12/31/10
	10,000	0	0	4.03	01/3/11
	167,000	0	0	2.60	09/7/14
	153,000	0	0	2.60	012/7/14
	100,000	0	0	1.75	04/26/15
	465,000	0	0	1.86	06/30/15
	70,000	0	0	2.87	12/9/15
	300,000	0	0	2.38	01/1/16
	10,000	0	0	2.61	12/9/15
	376,650	0	0	3.78	02/22/16
	1,400,000	0	0	3.50	09/30/17
Charles T. Bernhardt	0	0	0	0
Chief Financial Officer
David Strayer,	50,000	0	0	2.00	09/9/17
Medical Director	50,000	0	0	4.00	02/28/18
	10,000	0	0	4.03	01/3/11
	20,000	0	0	3.50	01/23/07
	10,000	0	0	1.90	12/14/14
	10,000	0	0	2.61	12/8/15
	15,000	0	0	2.20	11/20/16
	16,667	8,333	0	1.30	12/6/17
Robert Dickey,	18,750	131,250	0	2.55	06/11/19
Sr. Vice President
Wayne Springate,	1,812	0	0	1.90	12/7/14
V.P., Operations	2,088	0	0	2.61	12/8/15
	5,000	0	0	2.20	11/20/16
	20,000	0	0	1.78	04/30/17
	13,333	6,667	0	1.30	12/6/17

Option Exercises And Stock Vested

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William A. Carter,	—	—	—	—
Chief Executive Officer

Charles T. Bernhardt,	—	—	—	—
Chief Financial Officer

David Strayer,	—	—	—	—
Medical Director

Robert Dickey,	—	—	—	—
Senior Vice President

Wayne Springate,	—	—	—	—
VP, Operations

Payments on Disability

Each current Named Executive Officer has the same short and long-term disability coverage which are available to all eligible employees.  The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit.  The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit.  The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and elder as of the date of the claim.

Payments on Death

Each NEO has group life insurance along with accidental death and dismemberment benefits which are available to all eligible employees.  The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO.  Additionally, William A. Carter, Chief Executive Officer’s beneficiaries will also receive a benefit of $4,850,000 payable under the terms of a term life insurance policies paid for by us.

Estimated Payments Following Severance — Current Named Executive Officers

We have employment agreements with Dr. Carter, Mr. Dickey and Mr. Springate that entitle them to severance benefits on certain types of employment terminations not related to a change in control. Mr. Bernhardt and Dr. Strayer are not covered under a general severance plan and any severance benefits payable to them under similar circumstances would be determined by the Compensation Committee in its discretion. The dollar amounts below assume that the termination occurred on December 31, 2009. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested ($)	Continuation of Medical Benefits (1) ($)	Additional Life Insurance (2) ($)	Total ($)
William A. Carter	Involuntary (no cause)	731,086	—	67,265	—	798,351
Chief Executive Officer	Termination (for cause)	—	—	—	—	—
	Death or disability	731,086	—	134,530	—	865,616
	Termination by employee or retirement	60,924	—	5,605	—	66,529

Charles T. Bernhardt	Involuntary (no cause)	6,769	—	—	—	6,769
Chief Financial Officer	Termination (for cause)	6,769	—	—	—	6,769
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	6,769	—	—	—	6,769

David Strayer	Involuntary (no cause)	—	—	—	—	—
Medical Director	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Robert Dickey	Involuntary (no cause)	68,750	—	—	—	68,750
Senior Vice President	Termination (for cause)	10,577	—	—	—	10,577
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	10,577	—	—	—	10.577

Wayne Springate	Involuntary (no cause)	165,000	—	—	—	165,000
VP, Operations	Termination (for cause)	—	—	—	—	—
	Death or disability	41,250	—	—	—	41,250
	Termination by employee or retirement	13,750	—	—	—	13,750

Notes:
(1)	This amount reflects the current premium incremental cost to us for continuation of elected benefits to the extent required under an applicable agreement.
(2)	The life insurance benefit represents additional life insurance paid for by us over the standard coverage.

Payments On Termination in Connection With a Change in Control - Current Named Executive Officers

We have employment agreements with Dr. Carter and Mr. Dickey that entitle them to severance benefits on certain types of employment terminations related to a change in control.  Mr. Bernhardt, Dr. Strayer and Mr. Springate are not covered under a severance plan specific to a change in control with severance benefits payable to them under similar circumstances to be determined by the Compensation Committee in its discretion.   The dollar amounts below assume that the termination occurred on December 31, 2009.  The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Definition of “Change in Control”. For each agreement, a “Change in Control” is defined generally as any such event that requires a report to the Security & Exchange Commission (“SEC”), but includes any of the following:
•
Any person or entity other than Hemispherx, any of our current directors or officers or a trustee or fiduciary holding our securities, becomes the beneficial owner of more than 50% of the combined voting power of our outstanding securities;

•	An acquisition, sale, merger or other transaction that results in a change in ownership of more than 50% of the combined voting power of our stock or the sale/transfer of more than 75% of our assets;
•
A change in the majority of our Board of Directors over a two-year period that is not approved by at least two-thirds of the directors then in office who were directors at the beginning of the period; or

•	Execution of an agreement with Hemispherx, which if consummated, would result in any of the above events.

Definition of “Constructive Termination”.  A “Constructive Termination” generally includes any of the following actions taken by Hemispherx without the executive’s written consent following a change in control:
•	Significantly reducing or diminishing the nature or scope of the executive’s authority or duties;

•	Materially reducing the executive’s annual salary or incentive compensation opportunities;
•	Changing the executive’s office location so that he must commute more than 50 miles, as compared to his commute as of the date of the agreement;
•	Failing to provide substantially similar fringe benefits, or substitute benefits that were substantially similar taken as a whole, to the benefits provided as of the date of the agreement; or
•	Failing to obtain a satisfactory agreement from any successor to Hemispherx to assume and agree to perform the obligations under the agreement.

However, no constructive termination occurs if the executive:
•	Fails to give us written notice of his intention to claim constructive termination and the basis for that claim at least 10 days in advance of the effective date of the executive’s resignation; or
•	We cure the circumstances giving rise to the constructive termination before the effective date of the executive’s resignation.

Estimated Benefits on Termination Following a Change in Control — December 31, 2009

The following table shows potential payments to the NEO if their employment terminates following a change in control under existing contracts, agreements, plans or arrangements.  The amounts assume a December 31, 2009 termination date and use the closing price of $0.56 for our common stock as of December 31, 2009.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (3) ($)	Early Vesting of Restricted Stock (4) ($)	Early Vesting of Stock Options and SARs (5) ($)		Acceleration and Vesting of Supplemental Award (6) ($)	Welfare Benefits Continuation (7) ($)	Outplacement Assistance (8) ($)	Parachute Tax Gross-up Payment (9) ($)	Total ($)
William A. Carter	3,641,573	(1)	-0-	-0-	-0-		-0-	201,795	35,000	1,745,266	5,623,634
Charles T. Bernhardt	-0-		-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-
David Strayer	-0-		-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-
Robert Dickey	412,500	(2)	-0-	-0-	220,773	(10)	-0-	-0-	-0-	-0-	633,273
Wayne Springate	-0-		-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Notes:
(1)
This amount represents three times the sum of the NEO’s (a) highest annual base salary in effect during the year of termination and (b) bonus received in the prior year.  These amounts are based on the salary rates in effect on December 31, 2009 and bonuses paid during or related to 2009.

(2)
This amount represents one and a half times the sum of the NEO’s (a) highest annual base salary in effect during the year of termination and (b) bonus received in the prior year.  These amounts are based on the salary rates in effect on December 31, 2009 and bonuses paid during or related to 2009.

(3)
This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awards on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(4)
This amount represents the value of all unvested restricted awards which would become vested on a change in control (whether or not the awards were deferred).  The amount would be calculated by multiplying an NEO’s number of unvested shares by the fair market value of a single share on December 31, 2009, which was $0.56.

(5)
This amount is the intrinsic value [fair market value on December 31, 2009 ($0.56 per share) minus the per share exercise price] of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”).  Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(6)
This amount represents the payout of the supplemental award on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(7)	This amount represents the employer-paid portion of the premiums for medical, dental and life insurance coverage.
(8)	This amount represents the estimated cost of providing outplacement assistance.
(9)
This amount reflects the gross-up an NEO would receive if he is subject to income tax under Internal Revenue Code, Commonwealth of Pennsylvania and City of Philadelphia.  The estimated gross-up is calculated using the assumption of a 45% tax imputed amount on the total value of all elements in the severance agreement.

(10)	Based on aBlack-Scholes pricing model of valuing options utilizing the fair market value of a single share on December 31, 2009, which was $0.56.

Available Information

Our Internet website is www.hemispherx.net and you may find our SEC filings in the “Investor Relations” under “SEC Filings”.  We provide access to our filings with the SEC, free of charge through www.sec.gov, as soon as reasonably practicable after filing with the SEC.  Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

Compensation of Directors

Our Compensation, Audit and Corporate Goverance Committees, consist of Dr. Iraj E. Kiani, N.D., Compensation Committee Chair, William Mitchell, M.D., Goverance Committee Chair, and Richard Piani, Audit Committee Chair, all of whom are independent Board of Director members.

In 2008 and 2009, Non-employee Board member compensation consisted of an annual retainer (“Directors’ fees”) of $150,000.  In 2008 the Non-employee Board members were paid two-thirds in cash and one-third in our common stock.  As a further cash conservation measure for first three months of 2009, the Non-employee Board Member Compensation was paid 16.7% in cash and 83.3% in our common stock.  Effective April 1, 2009, the Non-employee Board members returned to being paid 100% in cash for their proportionate portion of annual retainer.  On September 9, 2003, the Directors approved a 10 year plan which authorizes up to 1,000,000 shares for use in supporting this compensation plan.  The number of shares paid shall have a value of $12,500 or $31,250 with the value of the shares being determined by the closing price of our common stock on the NYSE Amex on the last day of the calendar quarter.  Director’s fees are paid quarterly at the end of each calendar quarter.

On November 28, 2008, Thomas K. Equels joined our Board of Directors as a non-employee Board member in which his compensation of $150,000 for all director fees were agreed to be paid in the form of our common stock.  The number of shares paid were determined by the closing price of our common stock on the NYSE Amex on the last day of the calendar quarter.  Effective April 1, 2009, Mr. Equels began receiving payment in cash for his proportionate portion of annual retainer.

Hemispherx reimburses Directors for travel expenses incurred in connection with attending board, committee, stockholder and special meetings along with other Company business-related expenses.  Hemispherx does not provide retirement benefits or other perquisites to non-employee Directors under any current program.

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

Commencing as of January 1, 2010, Board member Directors’ fee compensation was increased to an annual retainer of $165,000.  Director’s fees will continue to be paid in cash quarterly at the end of each calendar quarter.

Director Compensation - 2009

Name and Title	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
T. Equels, Director, Secretary & General Counsel	112,500	37,500	0	0	0	386,809	(1)	536,809
W. Mitchell, Director	118,750	31,250	0	0	0	0		150,000
R. Piani, Director	118,750	31,250	0	0	0	0		150,000
I. Kiani, Director	118,750	31,250	0	0	0	39,764	(3)	189,764

Notes:
(1)	General Counsel fees as per Engagement Agreement.
(2)	No options were awarded in 2009.
(3)
Director was unintentionally overlooked in the September 10, 2007 issuance of an option to purchase 100,000 shares of our common stock at the original valuation of $67,406.  This payment was based on the Black-Scholes valuation of these options at December 4, 2009.

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

10.11	Pharmaceutical Use Agreement, by and between the Company and Temple University, dated August 3, 1988.
10.12	Assignment and Research Support Agreement by and between the Company, Hahnemann University and Dr. David Strayer, Dr. lsadore Brodsky and Dr. David Gillespie, dated June 30, 1989.
10.13	Lease Agreement between the Company and Red Gate Limited Partnership, dated November 1, 1989, relating to the Company's Rockville, Maryland facility.
10.14	Agreement between the Company and Bioclones (Proprietary) Limited.
10.15	Amendment, dated August 3, 1995, to Agreement between the Company and Bioclones (Proprietary) Limited (contained in Exhibit 10.14).
10.16	Licensing Agreement with Core BioTech Corp.
10.17	Licensing Agreement with BioPro Corp.
10.18	Licensing Agreement with BioAegean Corp.
10.19	Agreement with Esteve.
10.20	Agreement with Accredo (formerly Gentiva) Health Services.
10.21	Agreement with Biovail Corporation International.
10.22	Forbearance Agreement dated March 11, 2003, by and between ISI, the American National Red Cross and the Company.(1)
10.23	Forbearance Agreement dated March 11, 2003, by and between ISI, GP Strategies Corporation and the Company.(1)
10.24	Securities Purchase Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.(1)
10.25	Registration Rights Agreement, dated March 12, 2003, by and among the Company and the Buyers named therein.(1)
10.26	Securities Purchase Agreement, dated July 10, 2003, by and among the Company and the Buyers named therein.(4)
10.27	Registration Rights Agreement, dated July 10, 2003, by and among the Company and the Buyers named therein.(4)
10.28	Securities Purchase Agreement, dated October 29, 2003, by and among the Company and the Buyers named therein.(5)
10.29	Registration Rights Agreement, dated October 29, 2003, by and among the Company and the Buyers named therein.(5)

10.30	Securities Purchase Agreement, dated January 26, 2004, by and among the Company and the Buyers named therein.(6)
10.31	Registration Rights Agreement, dated January 26, 2004, by and among the Company and the Buyers named therein.(6)
10.32	Memorandum of Understanding with Fujisawa. (8)
10.33	Securities Purchase Agreement, dated July 30, 2004, by and among the Company and the Purchasers named therein.(9)
10.34	Registration Rights Agreement, dated July 30, 2004, by and among the Company and the Purchasers named therein. (9)
10.35	Agreement for services of R. Douglas Hulse, (12)
10.36	Amended and Restated Employment Agreement of Dr. William A. Carter. (10)
10.37	Engagement Agreement with Dr. William A. Carter. (10)
10.38	Amended and restated employment agreement of Dr. William A. Carter (12)
10.39	Amended and restated engagement agreement with Dr. William A. Carter (12)
10.40	Amended and restated engagement agreement with Robert E. Peterson (12)
10.41	Engagement Agreement with Ransom W. Etheridge (12)
10.42	Change in control agreement with Dr. William A. Carter (12)
10.43	Change in control agreement with Dr. William A. Carter (12)
10.44	Change in control agreement with Robert E. Peterson (12)
10.45	Change in control agreement with Ransom Etheridge (12)
10.46	Supply Agreement with Hollister-Stier Laboratories LLC
10.47	Manufacturing and Safety Agreement with Hyaluron, Inc.
10.48	Common Stock Purchase Agreement, dated July 8, 2005, by and among the Company and Fusion Capital Fund II, LLC.(13)
10.49	Registration Rights Agreement, dated July 8, 2005, by and among the Company and Fusion Capital Fund II, LLC.(13)
10.48	Common Stock Purchase Agreement, dated April 12, 2006, by and among the Company and Fusion Capital Fund II, LLC.(14)
10.49	Registration Rights Agreement, dated April 12, 2006, by and among the Company and Fusion Capital Fund II, LLC.(14)
10.50	Supply Agreement with Hollister-Stier Laboratories LLC. (15)
10.51	Manufacturing and Safety Agreement with Hyaluron, Inc. (15)
10.52	April 19, 2006 Amendment to Common Stock Purchase Agreement by and among the Company and Fusion Capital Fund II, LLC.(15)
10.53	July 21, 2006 Letter Amendment to Common Stock Purchase Agreement by and among the Company and Fusion Capital Fund II, LLC.(15)
10.54	Royalty Purchase Agreement with Stem Cell Innovations, Inc. (15)
10.55	Biken Activating Agreement. (16)
10.56	Biken Material Evaluation Agreement. (16)
10.57	Common Stock Purchase Agreement, dated July 2, 2008, by and among the Company and Fusion Capital.(19)
10.58	Registration Rights Agreement, dated July 2, 2008, by and among the Company and Fusion Capital.(19)
10.59	Amendment to Common Stock Purchase Agreement, dated July 23, 2008, by and among the Company and Fusion Capital.(20)
10.60	Employee Wage Or Hours Reduction Program.(22)
10.61	Standby Financing Agreement.(22)
10.62	Engagement Agreement with Charles T. Bernhardt, CPA.(22)
10.63	Goal Achievement Incentive Award Program. (21)
10.64	Form of Securities Purchase Agreement entered into on May 10, 2009. (23)
10.65	Form of Securities Purchase Agreement entered into on May 18, 2009. (24)
10.66	Engagement Agreement with Robert Dickey IV, dated June 11, 2009. *
10.67	Engagement Agreement with Robert Dickey IV, dated February 1, 2010. *
10.68	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC dated February 25, 2010. *
10.69	August 2009 Material Evaluation Agreement with Biken. *

21	Subsidiaries of the Registrant.
23.1	McGladrey & Pullen, LLP consent.*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.**

  *     Previously filed with the Original Filing

  **   Filed herewith.

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

April 30, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Chairman of the Board, Chief
/s/ William A. Carter	Executive Officer and	April 30, 2010
William A. Carter, M.D.	Director

/s/ Richard Piani	Director	April 30, 2010
Richard Piani

/s/ Charles T. Bernhardt	Chief Financial Officer and	April 30, 2010
Charles T. Bernhardt CPA	Chief Accounting Officer

/s/ Thomas Equels	Director, Secretary and	April 30, 2010
Thomas Equels	General Counsel

/s/ William Mitchell	Director	April 30, 2010
William Mitchell, M.D., Ph.D.

/s/ Iraj E. Kiani	Director	April 30, 2010
Iraj E. Kiani, N.D., Ph.D.