Form 10-Q
period 2010-03-31
HEMISPHERX BIOPHARMA INC
filed 2010-05-07
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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
☐Yes       ☒ No

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

132,876,924 shares of common stock were issued and outstanding as of May 05, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements
HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31, 2009	March 31, 2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 11)	$58,072	$50,723
Inventories (Note 4)	-	-
Marketable securities maturing in less than one year (Note 5)	-	3,053
Prepaid expenses and other current assets	332	216

Total current assets	58,404	53,992

Property and equipment, net	4,704	4,738
Patent and trademark rights, net	830	838
Investment	35	35
Construction in progress (Note 8)	135	389
Other assets (Note 4)	886	892

Total assets	$64,994	$60,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,294	$1,808
Accrued expenses (Note 6)	1,321	615
Current portion of capital lease (Note 7)	-	35

Total current liabilities	2,615	2,458
Long-term liabilities
Long-term portion of capital lease (Note 7)	-	30

Commitments and contingencies

Stockholders’ equity (Note 9):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 132,787,447 and 132,860,602, respectively	133	133
Additional paid-in capital	273,093	273,174
Accumulated other comprehensive loss	-	(20)
Accumulated deficit	(210,847)	(214,891)

Total stockholders’ equity	62,379	58,396

Total liabilities and stockholders’ equity	$64,994	$60,884

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2009	2010

Revenues:
Clinical treatment programs	$29	$32

Total revenues	29	32

Costs and expenses:
Production/cost of goods sold	121	140
Research and development	1,595	1,996
General and administrative	1,166	1,969

Total costs and expenses	2,882	4,105

Operating loss	(2,853)	(4,073)

Financing costs	(241)	-
Interest and other income	7	29

Net loss	$(3,087)	$(4,044)

Basic and diluted loss per share (Note 2)	$(.04)	$(.03)

Weighted average shares outstanding, basic and diluted	79,836,247	132,818,036

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Compre- hensive Loss

Balance at December 31, 2009	132,787,447	$133	$273,093	$-	$(210,847)	$62,379	$-

Stock issued for settlement of accounts payable	73,155	-	45	-	-	45	-

Equity based compensation	-	-	36	-	-	36	-

Unrealized loss in investment securities	-	-	-	(20)	-	-	(20)

Net loss	-	-	-	-	(4,044)	(4,044)	(4,044)

Balance at March 31, 2010	132,860,602	$133	$273,174	$(20)	$(214,891)	$58,396	$(4,064)

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2010
(in thousands)
(Unaudited)

	2009	2010
Cash flows from operating activities:
Net loss	$(3,087)	$(4,044)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	90	94
Amortization of patent and trademark rights, and royalty interest	119	20
Financing cost related to Standby Financing	241	-
Equity based compensation	18	36
Change in assets and liabilities:
Prepaid expenses and other current assets	56	116
Accounts payable	547	559
Accrued expenses	592	(706)
Net cash used in operating activities	$(1,424)	$(3,925)

Cash flows from investing activities:
Purchase of property plant and equipment	$(6)	$(312)
Additions to patent and trademark rights	(17)	(28)
Capital lease deposit	-	(6)
Purchase of short-term investments	(1,920)	(3,073)

Net cash used in investing activities	$(1,943)	$(3,419)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2009 and 2010
(in thousands)
(Unaudited)

	2009	2010
Cash flows from financing activities:
Payments on capital lease	$-	$(5)
Proceeds from sale of stock, net of issuance costs	869	-

Net cash provided by (used in) financing activities	$869	$(5)

Net decrease in cash and cash equivalents	(2,498)	(7,349)

Cash and cash equivalents at beginning of period	6,119	58,072

Cash and cash equivalents at end of period	$3,621	$50,723

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$360	$45
Equipment acquired by capital lease	$-	$70
Unrealized loss on investments	$-	$(20)

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

These consolidated financial statements should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-K, filed March 12, 2010, and 10-K/A, filed April 30, 2010, for the year ended December 31, 2009.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 35,737,069 and 21,236,453 shares, are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2009 and 2010, respectively, since their effect is antidilutive.

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

	Three Months Ended March 31,
	2009	2010
Risk-free interest rate	1.76%	1.02%
Expected dividend yield	-	-
Expected lives	5.0 years	5.0 years
Expected volatility	86.78%	109.81%
Weighted average grant date fair value of options and warrants issued	$7,800	$11,300

Stock option activity for 2009 and during the three months ended March 31, 2010, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	6,258,608	$2.60	7.92	$-
Options granted	-	-	-	-
Options forfeited	(29,856)	2.24	5.75	-
Outstanding December 31, 2009	6,228,752	$2.60	6.95	-
Options granted	-	-	-	-
Options forfeited	-	-	-	-
Outstanding March 31, 2010	6,228,752	$2.60	6.70	$-
Exercisable March 31, 2010	6,190,419	$2.60	6.71	$-

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 and 2010 was $-0- and $-0-, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	76,944	$1.41	8.89	$-
Options granted	-	-	-	-
Options vested	(38,611)	1.28	7.92	-
Options forfeited	-	-	-	-
Outstanding December 31, 2009	38,333	$1.54	8.00	-
Options granted	-	-	-	-
Options vested	-	-	-	-
Options forfeited	-	-	-	-
Outstanding March 31, 2010	38,333	$1.54	7.75	$-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	2,417,482	$2.35	6.98	-
Options granted	361,250	2.12	7.00	-
Options exercised	(293,831)	1.56	7.93	-
Options forfeited	(251,469)	2.14	7.43	-
Outstanding December 31, 2009	2,233,432	$2.44	5.73	-
Options granted	20,000	.89	10.00	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding March 31, 2010	2,253,432	$2.43	5.52	-
Exercisable March 31, 2010	2,123,223	$2.39	5.83	-

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 and 2010 was approximately $7,800 and $11,300, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	26,667	$1.43	9.00	$-
Options granted	131,250	2.81	3.42	-
Options vested	(18,333)	1.79	7.45	-
Options forfeited	-	-	-	-
Outstanding December 31, 2009	139,584	$2.68	3.76	-
Options granted	-	-	-	-
Options vested	(9,375)	2.81	4.25	-
Options forfeited	-	-	-	-
Outstanding March 31, 2010	130,209	$2.67	3.46	$-

The impact on the Company’s results of operations of recording equity based compensation for the three months ended March 31, 2009 and 2010 was to increase general and administrative expenses by approximately $18,000 and $36,000 respectively. However, there was no impact on basic and fully diluted earnings per share.

As of March 31, 2009 and 2010, respectively, there was $37,000 and $205,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories and Other Assets

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	December 31,	March 31,
	2009	2010
Raw materials	$-	$-
Finished goods, net of reserves of $282,000 at December 31, 2009 and March 31, 2010.	-	-

	$-	$-

The conversion of existing Alferon N Injection® Work-In-Progress inventory is projected to begin in late 2010 or early 2011 to allow for the creation of new Finished Goods available for commercial sales in mid to late 2011.  As a result of delaying the conversion of Work-In-Progress, the Company reclassed the $864,000 value of inventory to “Other assets” in 2009.

Other assets consist of the following:	(in thousands)
	December 31,	March 31,
	2009	2010
Inventory work in process	$864	$864
Security deposit	15	15
Internet Domain Names	7	7
Security deposit on Capital Lease (see Note 7)	-	6

	$886	$892

Note 5: Marketable Securities

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities.  At March 31, 2010, all of our fixed income securities were classified as available for sale investments and measured as Level 1 instruments of the fair value measurements standard (see Note 10: Fair Value).  Securities classified as available for sale consisted of:

March 31, 2010 (in thousands)
Name Of Security	Cost	Market Value	Unrealized Loss	Maturity Date

Marketable Securities with maturity periods less than one year:

GE Money Bank	$250	$250	$-	4/15/2010
American Express Centurion	500	500	-	4/21/2010
American Express Bank FSB	500	500	-	4/21/2010
Protective Life	523	505	(18)	8/16/2010
GE Money Bank	250	249	(1)	10/15/2010
Discover Bank	500	499	(1)	10/29/2010
GE Money Bank	250	250	-	1/14/2011
World Financial Capital	300	300	-	1/28/2011

Total Marketable Securities with maturity periods less than one year:	$3,073	$3,053	$(20)

No investment securities had a maturity of greater than one year nor were pledged to secure public funds at March 31, 2010.

Note 6: Accrued Expenses

Accrued expenses consists of the following:

	(in thousands)
	December 31,	March 31,
	2009	2010

Compensation	$716	$153
Professional fees	421	186
Other expenses	71	49
Other liability	113	227

	$1,321	$615

Note 7: Capital Lease

The Company has acquired equipment under a capital lease as follows:

(in thousands)
Asset
Balance at
March 31, 2010

Leased Equipment included with property and equipment	$70
Less: accumulated depreciation	1

$69

The following is a schedule by year of future minimum lease payments under the capital lease as of March 31, 2010:

2010	$27
2011	35
2012	4

Total lease payments remaining	66
Less: amount representing interest	1

Present value of remaining minimum lease payments	65
Less: current obligations under lease obligations	35

Long-term capital lease obligations	$30

Lease payments made under this capital lease are $3,000 per month for 24 months starting February 2010.  Imputed rate is 2% per annum.  A security deposit of $6,000 was paid and is included in other assets.

Note 8: Construction in progress

On September 16, 2009, our Board of Directors approved up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of three products: Alferon N Injection®, Alferon® LDO and Ampligen®.  Construction in progress consists of accumulated costs for the construction and installation of property and equipment within the Company’s New Jersey facility until the assets are placed into service.  As of December 31, 2009, construction in progress was $135,000 as compared to $389,000 for the three months ended March 31, 2010.

Note 9: Stockholders’ Equity

The Equity Compensation Plan effective May 1, 2004, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Plan of 2004.  Unless sooner terminated, the Equity Compensation Plan of 2004 will continue in effect for a period of 10 years from its effective date.  As of March 31, 2010, the Company effectively exhausted this plan and issued an aggregate 7,999,981 shares, stock options and warrants to vendors, Board Members, Directors and consultants under the 2004 Equity Compensation Plan.  The shares had prices ranging from $0.35 to $0.89 based on the NYSE Amex closing price.  The stock options had various exercise prices ranging from $1.30 to $6.00, had terms of five to ten years and vesting over varying periods

The Equity Incentive Plan of 2007, effective June 20, 2007, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 9,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2007.  Unless sooner terminated, the Equity Incentive Plan of 2007 will continue in effect for a period of 10 years from its effective date.  The Company issued to vendors, Board Members, Directors and consultants, shares, stock options, warrants and “Incentive Rights” under the Employee Wages or Hours Reduction Program.  As of March 31, 2010, the Company effectively exhausted this plan and issued an aggregate of 8,980,374 shares and shares issuable upon exercise/conversion of the foregoing securities.  The aggregate shares to vendors, Board Members, Directors and consultants had prices ranging from $0.32 to $2.54 based on the NYSE Amex closing price. The stock options had various exercise prices ranging from $0.72 to $3.05, terms of ten years and vesting over varying periods.

The Company utilized the Black-Scholes Pricing Model to fair value the stock options which had been issued during the three months ended March 31, 2010 and accordingly recorded approximately $11,300 as equity based compensation for these issuances during this period.  The stock options vested immediately upon grant.

In an effort to conserve our cash, the Employee Wage Or Hours Reduction Program (the “Program”) was ratified by our Board effective January 1, 2009.  The Incentive Rights are rights for employees to receive Company shares and had prices ranging from $0.13 to $0.80 based on the average daily closing prices of the Company shares on the NYSE Amex.  The Program was suspended as of May 31, 2009 with employees returning back to their rate of pay as of January 1, 2009.  At the passage of six months for each of their months of participation, non-affiliate employees have been issued shares for the months ended July 31, August 31, September 30, October 30 and November 30, 2009.  Individuals defined by Rule 144 in the Securities Act of 1933 as an “affiliate” have yet to receive their distribution of 1,435,295 shares of stock from the Program.

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009.  Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date.  As of March 31, 2010 the Company issued 1,357,475 securities to Directors and consultants consisting of an aggregate of 1,261,642 options and 95,833 shares of common stock issuable upon exercise/conversion of the foregoing securities.  The shares issued to consultants had prices ranging from $0.40 to $0.45 based on the NYSE Amex closing price.

The aggregate stock options had various exercise prices ranging from $0.51 to $2.81, had terms of ten years and vested immediately upon grant.

Note 10: Fair Value

The Company is required under GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheet.

The Company estimates that the fair values of cash and cash equivalents, marketable securities, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items.  Additionally, the Company has certain warrants with a cash settlement feature (in the event of a change in control to a non-public company) that are carried at fair value.  Management estimates the fair value using a model which determines the probability that the cash settlement feature conditions will arise.  The carrying amount and estimated fair value of the above warrants was zero at March 31, 2010.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its marketable securities based on quoted prices of active markets and warrant liability, for those warrants with a cash settlement feature, at fair value.  As of March 31, 2010, the Company had no derivative assets or liabilities.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2010:

	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$3,053,000	$3,053,000	$-	$-
Liabilities:
Warrants	-	-	-	-

Total	$3,053,000	$3,053,000	$-	$-

For detailed information regarding the change to the fair value of assets recorded in Level 1 (See Note 5: Marketable Securities).  There were no changes in the fair value for the Level 3 Warrants during the three months ended March 31, 2010.

NOTE 11: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE 12: Recent Accounting Pronouncements

The FASB has published FASB Accounting Standards Update 2010-01 through 2010-12.  The adoption of published FASB Accounting Standards Update 2010-01 through 2010-12 has no material effect on the Company’s financial statements for the three months ended March 31, 2010.

NOTE 13: Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued, and determined that there are no subsequent events that require adjustment or disclosure to the financial statements for the three months ended March 31, 2010.

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

We have formed an independent Data Monitoring Committee (“DMC”) which will oversee our various drug development programs.  The principal role of an independent DMC is to perform, absent of serious conflict of interest, interim analyses of the clinical outcome data and to insure the safety of patients in clinical trials.  The DMC also plays a critical role in studies that may use “Adaptive Design” wherein trial design modifications can be made after patient enrollment has started.  Adaptive Design should enable us to respond to data collected during a trial to increase the likelihood of generating statistically and clinically significant results.

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

Ampligen®

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”).  Over its developmental history, Ampligen® has received various designations, including Orphan Drug Product Designation (FDA), Treatment IND (e.g., treatment investigational new drugs, or “Emergency” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality).  Ampligen® represents the first drug in the class of large (macromolecular) RNA (nucleic acid) molecules to apply for New Drug Application (“NDA”) review.  Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen® may have broad-spectrum anti-viral and anti-cancer properties.  Over 1,000 patients have participated in the Ampligen® clinical trials representing the administration of more than 90,000 doses of this drug.

On November 25, 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA.  In accordance with its 2008 Complete Response procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues.

We are carefully reviewing the CRL and will seek a meeting with the FDA to discuss its recommendations upon the compilation of necessary data to be used in our response.  We intend to take the appropriate steps to seek approval and commercialization of Ampligen®.  Most notably, the FDA stated that the two primary clinical studies submitted with the NDA did not provide credible evidence of efficacy of Ampligen® and recommended at least one additional clinical study which shows convincing effect and confirms safety in the target population.  The FDA indicated that the additional study should be of sufficient size and sufficient duration (six months) and include appropriate monitoring to rule out the generation of autoimmune disease.  In addition, patients in the study should be on more than one dose regimen, including at least 300 patients on dose regimens intended for marketing.  We are presently planning a confirmatory clinical study which will utilize the same primary endpoints as our earlier studies but with an enlarged number of subjects to potentially achieve a more representative statistical model.  Lastly, additional data including a well-controlled QT interval study (i.e., a measurement of time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle) and pharmacokinetic evaluations of dual dosage regiments were requested.  Other items required by the FDA include certain aspects of Non-Clinical safety assessment and Product Quality.  In the Non-Clinical area, the FDA recommended among other things that we complete rodent carcinogenicity studies in two species.  As part of the NDA submission, we had requested that these studies be waived.  The waiver has not been granted as of May 5, 2010.

In the October 8, 2009 issue of Science Express, a consortium of researchers from the Whittemore Peterson Institute, the National Cancer Institute and the Cleveland Clinic reported a new retrovirus in the blood cells of 67% of Chronic Fatigue Syndrome (“CFS”) patients and 3.7% in healthy control subjects.  The infectious virus was also greater than 99% identical to that previously detected in prostate cancer.  Retrospective analyses of patient samples from the completed Phase III trial of Ampligen® in potential treatment of CFS continues in collaboration with the Whittemore Peterson Institute with these studies hoping to provide a new perspective on the design of a confirmatory Phase III study in this disorder.  The samples are being analyzed for the presence of XMRV, a novel retrovirus reported to be found in approximately two-thirds of CFS patients.

Alferon N Injection®

Alferon N Injection® is the registered trademark for our injectable formulation of natural alpha interferon, which is approved by the FDA in 1989 for the treatment of certain categories of genital warts.  Alferon® is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older.

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

In April 2010, we began the process to undertake a clinical study with Max Neeman International, one of the leading and largest clinical research organizations (“CROs”) in India.  This collaborative clinical research effort is intended to utilize Alferon N Injection® for treatment of acute seriously ill patients hospitalized with either seasonal influenza or pandemic influenza.  The Indian site selection process has begun.  It is our goal to enroll subjects for the upcoming monsoon season of mid to late 2010.

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

In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase 2, well-controlled, clinical study using Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Following a teleconference with the FDA in November 2009, the FDA placed the proposed study on “Clinical Hold” because the protocol was deemed by the FDA to be deficient in design, and because of the need for additional information to be submitted in the area of chemistry, manufacturing and controls (“CMC”).  Thereafter in December 2009, we submitted additional information by Amendment with respect to both the clinical protocol design issues and the CMC items.  In January 2010, the FDA acknowledged that our responses to the clinical study design issues were acceptable; however, removal of the Clinical Hold was not warranted because the FDA believed that certain CMC issues had not been satisfactorily resolved.  In this regard, the FDA communicated concern regarding the extended storage of Alferon® LDO drug product clinical lots which had been manufactured from an active pharmaceutical ingredient (“API”) of Alferon N Injection® manufactured in year 2001.  While the biological (antiviral) potency of the product had remained intact, we learned through newly conducted physico-chemical tests (the “new tests” of temperature, pH, oxidation and light on the chemical stability of the active API), that certain changes in the drug over approximately nine storage years (combined storage of Alferon N Injection® plus storage of certain LDO sachets) had introduced changes in the drug which might adversely influence the human safety profile.  These “new tests” are part of recent FDA requirements for biological products, such as interferon, which did not exist at the time of the original FDA approval of Alferon N Injection® for commercialization and at the time of FDA approval of the “Establishment License” for Hemispherx’ manufacturing facility.  Based on the recent FDA request, we have now established and implemented the “new test” procedures.  As a result, we have found that certain Alferon N Injection® lots with extended storage (i.e., approximately eight to nine years) do appear to demonstrate some altered physico-chemical properties.  However we have also observed that more recent lots, including those manufactured beginning in the year 2006, are superior with respect to the enhanced scrutiny of these tests and, in our view, could be considered appropriate for clinical trials in the Alferon® LDO sachet format.  Upon their review, the FDA has been responsive to these new findings and requested additional stability data on the lots proposed for use in this clinical study utilizing the new test methods.  These data are expected to be compiled, analyzed and submitted to the FDA in mid to late 2010.  Once the FDA has received and reviewed the additional data, we believe that the full Clinical Hold could be thereafter lifted if the FDA concurs that the data address the outstanding CMC issues cited in the January 2010 FDA recommendations.

401(k) Plan

In December 1995, we established a defined contribution plan, entitled the Hemispherx Biopharma Employees 401(K) Plan and Trust Agreement (the “401(k) Plan”).  Full time employees of the Company are eligible to participate in the 401(K) Plan following one year of employment.  Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants' contributions to the 401(K) Plan may be matched by the Company at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year.  The 6% Company matching contribution was terminated as of March 15, 2008 and was reinstated effective January 1, 2010.  The Company provided matching contributions to each employee for up to 6% of annual pay aggregating $39,806 for the three months ended March 31, 2010.

New Accounting Pronouncements

Refer to “Note 12: Recent Accounting Pronouncements” under Notes To Unaudited Condensed Consolidated Financial Statements.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 versus three months ended March 31, 2009

Net Loss

Our net loss was approximately $4,044,000 for the three months ended March 31, 2010, which was an increase of $957,000 or 31% when compared to the same period in 2009.  This increase in loss for these three months was primarily due to the following expense elements:

1)	Research and Development costs increased approximately $401,000 or 25%;

2)	General and Administrative expenses increased approximately $803,000 or 69%;

3)	A decrease in Production/Cost of Goods Sold of approximately $19,000 or 16%; and

4)	A decrease in finance costs of $241,000 from a Standby Finance Agreement executed in February 2009.

Net loss per share was $0.03 for the current period versus $0.04 for the same period in 2009.

Revenues

Revenues from our Ampligen® cost recovery program increased $3,000 or 10% for the quarter in 2010 with approximately the same number of patients participating in the program.  As previously stated, we have no Alferon N Injection® product to commercially sell at this time and all revenue was generated from the Ampligen® cost recovery clinical treatment programs.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $121,000 and $140,000, respectively, for the three months ended March 31, 2010 and 2009.  This is a decrease of $19,000 or 16%.  These expenses basically represent the cost to maintain the Alferon N Injection® and Ampligen® inventory including storage, stability testing, transport and reporting costs.  The costs are essentially flat and the increase reflects price increases and charges for the movement of inventory between locations.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2010 were approximately $1,996,000 as compared to $1,595,000 for the same period a year ago reflecting a increase of $401,000 or 25%.  The primary factor for the increase in expenses was related to our preparation of a response to the November 25, 2009 Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA along with R&D costs associated with Alferon® LDO for potential clinical programs and preparations towards a launch of Alferon N Injection® Phase II clinical tests.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2010 and 2009 were approximately $1,969,000 and $1,166,000, respectively, reflecting an increase of $803,000 or 69%.  The primary cause of this increase in expense was an additional $769,000 in legal fees associated with our defense in three proceedings (See Part II – OTHER INFORMATION, ITEM 1. Legal Proceedings) plus minor increases in other expenses.

Interest and Other Income

Interest and other income for the three months ended March 31, 2010 and 2009 was approximately $29,000 and $7,000, respectively, representing an increase of $22,000.  The primary cause for the increase of interest income in 2010 was increased funds available for secure and highly liquid investments.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2010 was $3,925,000, compared to $1,424,000 for the same period in 2009, an increase of $2,501,000 or 176%.  This utilization of cash reflects the increased expenses in operations as explained in Management’s Discussion and Analysis section above in conjunction with the impact of 2009’s effort to conserve cash through implementation of the Employee Wage Or Hours Reduction Program (the “Program”) implemented January 1 through May 31, 2009 in which all active full-time employees reduced their base salary from 10% to 50% in return for our common stock issued six months after the shares were earned.  As of March 31, 2010, we had approximately $50,723,000 in Cash and Cash Equivalents or a decrease of approximately $7,349,000 from December 31, 2009, of which approximately $3,073,000 was used to purchase short-term investments.

We have been using the proceeds from 2009’s financings with the assistance of Rodman & Renshaw, LLC (“Rodman”) as placement agent and from Fusion Capital Fund II, LLC (“Fusion Capital”) equity financing to fund operating expenses and infrastructure growth including preparation for manufacturing, regulatory compliance and market development costs related to the FDA approval process for Ampligen®, Alferon N Injection® and Alferon® LDO development.  While as of September 2009, we had effectively exhausted the Fusion Capital Purchase Agreement through the purchase of the maximum number of shares that were registered under the Registration Statement, this agreement was formally terminated through notification on April 7, 2010.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $50,723,000 in Cash and Cash Equivalents at March 31, 2010.  In the past, we had invested the excess cash in three to twelve month interest bearing financial instruments.  However with the current state of the market and our funds well in excess of our short-term operational needs, our Board has reassessed our cash investment strategy consistent with the following objectives:
1.	to preserve, secure and control capital;
2.	to maintain liquidity to meet our operating cash flow requirements; and
3.	to maximize return subject to policies and procedures that manage risks with respect to a conservative to moderate investment exposure at high credit quality institutions.

To accomplish these goals, in March 2010 we entrusted our investible funds through external investment managers with detailed investment and trading guidelines that are analyzed for compliance on an on-going basis.  We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of Cash and Cash Equivalents.  We place our Cash and Cash Equivalents with what Management believes to be high credit quality institutions.  At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

ITEM 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2010 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2010, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. Legal Proceedings

(a)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al.,U.S. District Court for the Southern District of Florida, Case No. 04-10129-CIV.

In December, 2004, we filed a multi-count complaint in federal court (Southern District of Florida) for fraud and injunctive relief against Bioclones, Dr. Donniger, Bart Goemare, JCI, Brett Kebble and H.C. Buidentag.  However, a motion to dismiss the complaint, in part on grounds that the matter must be arbitrated in South Africa, was granted by the court.  We appealed this decision to the 11th Circuit Court of Appeals.  In July 2008, while the appeal was pending, we settled our disputes with both Bioclones and Cyril Donninger and dismissed them from the lawsuit.  In 2005 Buitendag and Kebble were indicted for using JCI to perpetrate the largest financial fraud in South African history.  The appeals court allowed the fraud action to go forward.  In 2008, we filed a second amended complaint for fraud against JCI, Goemare, the Estate of Kebble and Buidentag, the only remaining defendants.  In 2009, we settled our disputes with Goemare and dismissed him from the lawsuit.  In February of 2010, the Court began considering the remaining Defendants’(JCI, estate of Kebble, and Buidentag) motion to dismiss the complaint.  On April 7, 2010, the Court denied the motion to dismiss and we are awaiting Defendants’ Answer.  We continue to vigorously prosecute this case and the law firm of Colson Hicks Eidson is serving as our co-counsel.

(b)	Hemispherx Biopharma, Inc. v. MidSouth Capital, Inc., Adam Cabibi, And Robert L. Rosenstein v. Hemispherx Biopharma, Inc. and The Sage Group, Inc., Civil Action No. 1:09-CV-03110-CAP.

On June 4, 2009, we filed suit in the United States District Court for the Southern District of Florida against MidSouth Capital, Inc. (“MidSouth”) and its principals seeking monetary and injunctive relief against MidSouth's tortuous interference with certain financing transactions in which we were engaged.  The case was transferred to the Northern District of Georgia, and we engaged Holland & Knight LLP on November 13, 2009 to serve as local counsel.  On November 19, 2009, MidSouth answered our Complaint and filed a Counterclaim against us and The Sage Group, Inc., seeking to recover between $3,900,000 and $4,800,000 for fees allegedly owed to it as a result of the same financing transactions, plus attorneys' fees and punitive damages.

On January 12, 2010, we filed a Motion for Judgment on the Pleadings with the Court.  By Order dated March 31, 2010, the Court granted that Motion in part and denied it in part.  The Court held that MidSouth's claim based upon an alleged breach of contract could not be sustained.  Additionally, the Court denied the Motion to dismiss insofar as it pertained to MidSouth's claims based upon promissory estoppel, quantum meruit, unjust enrichment, fraud, and MidSouth's request for attorney's fees and punitive damages.  The Court’s ruling merely held that MidSouth's pleadings were sufficient to state those claims; it does not constitute a ruling on the merits.  We are vigorously defending the remaining counterclaim and prosecuting our own claims against MidSouth.  Discovery is in a very preliminary stage.  Accordingly, we have no projection as to the likely outcome of the case.

(c)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS.

On July 31, 2009, Cato Capital LLC (“Cato”) filed suit asserting that under a November 2008 agreement, we owe Cato a placement fee for certain investment transactions.  The Complaint seeks damages in the amount of $5,000,000 plus attorneys fees.  We filed our Answer on August 20, 2009.  On October 13, 2009, Cato filed a Motion seeking leave to file an Amended Complaint which proposes that Cato be permitted to add The Sage Group as an additional defendant and to bring additional causes of action against us arising from the defenses contained in our Answer and increase the total amount sought to $9,830,000, plus attorneys’ fees and punitive damages.  We filed a response objecting to the Motion with disposition of this Motion pending before the Court.  The law firm of Black and Gerngross is serving as our local counsel.  We believe we have meritorious defenses and are vigorously defending against this claim.

(d)	In re Hemispherx Biopharma, Inc. Litigation, U. S. District Court for the Eastern District of Pennsylvania, Civil Action No. 09-5262.

Between November 10, 2009 and December 29, 2009, five putative class actions were filed against us and our Chief Executive Officer generally asserting that Defendants misrepresented the status of our New Drug Application (“NDA”) for Ampligen®.  Each action was purportedly brought on behalf of investors who purchased our publicly traded securities.  On February 12, 2010, the Court consolidated the five actions (“Securities Class Action Lawsuit”) and on February 26, 2010, a consolidated amended complaint was filed, adding our Medical Director as a Defendant.  On March 12, 2010, we filed a motion to dismiss the amended complaint, which the Court denied on April 20, 2010.  On April 27, 2010, the Court entered a Case Management Order directing the parties to begin the Discovery process.

Also in December 2009 and January 2010, three Shareholder Derivative Complaints were filed against us and some of our Officers and Directors (“Shareholder Derivative Lawsuits”).  These suits also allege that the named Defendants caused us to misrepresent the status of our NDA for Ampligen®.  On February 12, 2010, the Court consolidated the Securities Class Action Lawsuit with the Shareholder Derivative Lawsuits for purposes of Discovery and transferred the Shareholder Derivative Lawsuits to the civil suspense docket.

We intend to vigorously defend the Securities Class Action Lawsuit and the Shareholder Derivative Lawsuits.  Due to the preliminary state of the proceedings, the potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, are uncertain.

(e)	Summation.

In reference to Contingencies identified above as (b), (c) and (d), there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition.  With regards to Contingency (d), we maintain a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

We have not recorded any loss contingencies as a result of the above matters for the year ended December 31, 2009 or three months ended March 31, 2010.

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

Alferon® LDO is undergoing pre-clinical testing for possible prophylaxis against influenza.  While the studies to date have been encouraging, preliminary testing in the laboratory and in animal models is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of any flu requires prior regulatory approval. In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase 2, well-controlled, clinical study for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Following a teleconference with the FDA in November 2009, the FDA placed the proposed study on “Clinical Hold” because the protocol was deemed by the FDA to be deficient in design and because additional information was required to be submitted in the area of chemistry, manufacturing and controls (“CMC”).  Thereafter in December 2009, we submitted additional information by Amendment with respect to both the clinical protocol design issues and the CMC items.  While the FDA has acknowledged that our responses to the clinical issues were acceptable, they have requested additional stability data on the lots proposed for use in clinical studies utilizing new test methods and the Clinical Hold remains in effect because the FDA believed that certain CMC issues had not yet been satisfactorily resolved.  In this regard, the FDA communicated the additional requirement of testing regarding the extended storage of Alferon® LDO drug product clinical lots which had been manufactured from an active pharmaceutical ingredient (“API”) of Alferon N Injection® manufactured in year 2001.  Only the FDA can determine whether a drug is safe, effective or appropriate for clinical testing or treating a specific application.  Therefore, no assurance can be given that the use of our existing inventory will be permitted for use in future clinical trials.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of March 31, 2010, our accumulated deficit was approximately $(214,891,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market.  As of March 31, 2010, we had approximately $50,723,000 in Cash and Cash Equivalents.  Given the harsh economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen® and securing a strategic partner.

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

Our ability to raise additional funds from the sale of equity securities is limited.  In this regard, we only have approximately 32,200,000 shares authorized but unissued and unreserved.  At our annual stockholders’ meeting held on June 24, 2009, we sought approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  At this meeting, there was an insufficient number of votes in favor of the proposal and voting on this proposal had been left open until September 3, 2009.  We announced on September 2, 2009 that insufficient votes were obtained for passage of Proposal No. 3 contained in the proxy for the 2009 Annual Meeting of Stockholders.  With voting on this proposal as the sole purpose of the adjourned Stockholders' Meeting scheduled for September 4, 2009, this meeting was cancelled.  Since the approval was not obtained to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our Common Stock is limited.

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

On November 28, 2008, we suspended product liability insurance for Alferon N Injection® and Ampligen®.  In the case of an international emergency basis sale of Ampligen® or Alferon® LDO, we would require the third-party to indemnify us.  We concluded that years of successfully addressing the limited number of product liability claims filed against Ampligen® and Alferon® LDO, combined with the informed consent and other patient waivers completed as an element of clinical trials, and the lack of any commercial sales since April 2008, that temporarily discontinuing the liability insurance was an acceptable risk until we receive regulatory clearance for Ampligen® or Alferon® LDO or until Alferon N Injection® again becomes available.

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

A Number of Purported Class Action Lawsuits Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

A number of purported class action lawsuits have been filed against us alleging securities fraud (see “Part II – Other Information; Item 1. Legal Proceedings”).  The complaints seek monetary damages, costs, attorneys’ fees, and other equitable and injunctive relief. Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management.

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

Our common stock is listed for quotation on the NYSE Amex.  For the 12 month period ended March 31, 2010, the closing price of our common stock has ranged from $0.45 to $3.75 per share.  We expect the price of our common stock to remain volatile.  The average daily trading volume of our common stock varies significantly.

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

In May 2009 we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a universal shelf registration statement.  4,895,000 of these warrants have been exercised as of March 31, 2010.  Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

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

ITEM 2:      Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, we issued an aggregate of 73,155 shares to consultants and vendors for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or pursuant to our Registration Statement on Form S-8.

We did not repurchase any of our securities during the quarter ended March 31, 2010.
ITEM 3:      Defaults upon Senior Securities

None.

ITEM 4:      Removed and Reserved

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
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: May 7, 2010