Form 10-Q
period 2010-06-30
HEMISPHERX BIOPHARMA INC
filed 2010-08-06
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

134,396,443 shares of common stock were issued and outstanding as of August 03, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements
HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31, 2009	June 30, 2010
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents (Note 11)	$58,072	$5,331
Marketable securities maturing in less than one year (Note 5)	-	30,433
Inventories (Note 4)	-	934
Prepaid expenses and other current assets	332	120

Total current assets	58,404	36,818

Property and equipment, net	4,704	4,675
Marketable securities maturing in one year or greater (Note 5)	-	14,783
Patent and trademark rights, net	830	836
Investment	35	35
Construction in progress (Note 8)	135	405
Other assets (Note 4)	886	35

Total assets	$64,994	$57,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,294	$1,335
Accrued expenses (Note 6)	1,321	509
Current portion of capital lease (Note 7)	-	35

Total current liabilities	2,615	1,879
Long-term liabilities
Long-term portion of capital lease (Note 7)	-	21

Commitments and contingencies

Stockholders’ equity (Note 9):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 132,787,447 and 134,368,677, respectively	133	135
Additional paid-in capital	273,093	274,121
Accumulated other comprehensive loss	-	(2)
Accumulated deficit	(210,847)	(218,567)

Total stockholders’ equity	62,379	55,687

Total liabilities and stockholders’ equity	$64,994	$57,587

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2009	2010

Revenues:
Clinical treatment programs	$17	$41

Total revenues	17	41

Costs and expenses:
Production/cost of goods sold	152	328
Research and development	1,982	1,694
General and administrative	1,862	1,788

Total costs and expenses	3,996	3,810

Operating loss	(3,979)	(3,769)

Interest and other income	109	93

Net loss	$(3,870)	$(3,676)

Basic and diluted loss per share (Note 2)	$(.04)	$(.03)

Weighted average shares outstanding, basic and diluted	100,077,267	133,107,607

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2009	2010

Revenues:
Clinical treatment programs	$46	$73

Total revenues	46	73

Costs and expenses:
Production/cost of goods sold	273	468
Research and development	3,577	3,690
General and administrative	3,028	3,757

Total costs and expenses	6,878	7,915

Operating loss	(6,832)	(7,842)

Financing costs	(241)	-
Interest and other income	116	122

Net loss	$(6,957)	$(7,720)

Basic and diluted loss per share (Note 2)	$(.08)	$(.06)

Weighted average shares outstanding, basic and diluted	89,110,201	132,963,622

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Compre- hensive Loss

Balance at December 31, 2009	132,787,447	$133	$273,093	$-	$(210,847)	$62,379	$-

Stock issued for settlement of accounts payable	446,761	-	302	-	-	302	-

Equity based compensation	614,469	1	434	-	-	435	-

Shares sold at the market	520,000	1	292	-	-	293

Unrealized loss in investment securities	-	-	-	(2)	-	(2)	(2)

Net loss	-	-	-	-	(7,720)	(7,720)	(7,720)

Balance at June 30, 2010	134,368,677	$135	$274,121	$(2)	$(218,567)	$55,687	$(7,722)

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2010
(in thousands)
(Unaudited)

	2009	2010
Cash flows from operating activities:
Net loss	$(6,957)	$(7,720)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	177	192
Amortization of patent and trademark rights, and royalty interest	186	39
Financing cost related to Standby Financing	241	-
Equity based compensation	141	435
Gain on disposal of equipment	(83)	(77)

Change in assets and liabilities:
Accounts and other receivables	(9)	-
Prepaid expenses and other current assets	171	212
Accounts payable	1,017	343
Accrued expenses	987	(812)
Net cash used in operating activities	$(4,129)	$(7,388)

Cash flows from investing activities:
Purchase of property plant and equipment	$(5)	$(362)
Additions to patent and trademark rights	(130)	(45)
Capital lease deposit	-	(6)
Purchase of short-term investments	(1,000)	(45,218)

Net cash used in investing activities	$(1,135)	$(45,631)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended June 30, 2009 and 2010
(in thousands)
(Unaudited)

	2009	2010
Cash flows from financing activities:
Payments on capital lease	$-	$(15)
Warrants and options converted	5,683	-
Proceeds from sale of stock, net of issuance costs	34,119	293

Net cash provided by financing activities	$39,802	$278

Net increase (decrease) in cash and cash equivalents	34,538	(52,741)

Cash and cash equivalents at beginning of period	6,119	58,072

Cash and cash equivalents at end of period	$40,657	$5,331

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$1,137	$302
Equipment acquired by capital lease	$-	$70
Unrealized loss on investments	$-	$(2)

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis Of Presentation

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries.  The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core Biotech Corp., all of which are incorporated in Delaware and are dormant.  The Company’s foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., established in Belgium in 1998, has minimal activity.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 35,817,809 and 52,641,984 shares, are excluded from the calculation of diluted net loss per share for the six months ended June 30, 2009 and 2010, respectively, since their effect is antidilutive.

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

	Six Months Ended June 30,
	2009	2010
Risk-free interest rate	1.76% - 2.54%	1.02%-2.03%
Expected dividend yield	-	-
Expected lives	2.5 – 5.0 yrs.	5.0 years
Expected volatility	86.78% - 110.57%	109.72%-110.01%
Weighted average grant date fair value of options and warrants issued	$113,814	$402,771

Stock option activity for 2009 and during the six months ended June 30, 2010, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	6,258,608	$2.60	7.92	$-
Options granted	-	-	-	-
Options forfeited	(29,856)	2.24	5.75	-
Outstanding December 31, 2009	6,228,752	$2.60	6.95	-

Options granted	820,000	.66	10.00	-

Options forfeited	-	-	-	-
Outstanding June 30, 2010	7,048,752	$2.37	6.64	$-
Exercisable June 30, 2010	6,991,530	$2.38	6.64	$-

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 and 2010 was $-0- and $384,000, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	76,944	$1.41	8.89	$-
Options granted	-	-	-	-
Options vested	(38,611)	1.28	7.92	-
Options forfeited	-	-	-	-
Outstanding December 31, 2009	38,333	$1.54	8.00	-
Options granted	18,889	.66	10.00	-
Options vested	-	-	-	-
Options forfeited	-	-	-	-

Outstanding June 30, 2010	57,222	$1.25	8.33	$-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	2,417,482	$2.35	6.98	-
Options granted	361,250	2.12	7.00	-
Options exercised	(293,831)	1.56	7.93	-
Options forfeited	(251,469)	2.14	7.43	-
Outstanding December 31, 2009	2,233,432	$2.44	5.73	-
Options granted	40,000	.71	9.88	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding June 30, 2010	2,273,432	$2.41	5.31	-
Exercisable June 30, 2010	2,152,598	$2.39	5.61	-

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 and 2010 was approximately $38,000 and $18,700, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	26,667	$1.43	9.00	$-
Options granted	131,250	2.81	3.42	-
Options vested	(18,333)	1.79	7.45	-
Options forfeited	-	-	-	-
Outstanding December 31, 2009	139,584	$2.68	3.76	-
Options granted	-	-	-	-
Options vested	(18,750)	2.81	3.00	-
Options forfeited	-	-	-	-
Outstanding June 30, 2010	120,834	$2.66	3.88	$-

The impact on the Company’s results of operations of recording equity based compensation for the six months ended June 30, 2009 and 2010 was to increase general and administrative expenses by approximately $141,000 and $435,000 respectively. The impact on basic and fully diluted earnings per share for the six months ended June 30, 2009 was $-0- and for June 30, 2010 was to increase loss per share by $0.03.

As of June 30, 2009 and 2010, respectively, there was $28,000 and $19,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories and Other Assets

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	December 31,	June 30,
	2009	2010
Inventory work in process	$-	$934
Finished goods, net of reserves of $282,000 at December 31, 2009 and $250,000 at June 30, 2010.	-	-

	$-	$934

The conversion of existing Alferon N Injection® Work-In-Progress inventory was started up again in May 2010 towards the manufacture of new Finished Goods and is estimated to be available for commercial sales in mid-2011.  As a result the Work-In-Progress of $864,000, which was included in “Other assets” in 2009, has been reclassified and included with current assets at the June 30, 2010 value of $934,000.

Other assets consist of the following:	(in thousands)
	December 31,	June 30,
	2009	2010
Inventory work in process	$864	$-
Security deposit	15	16
Internet Domain Names	7	7
Deposit on new telephone system	-	6
Security deposit on Capital Lease (see Note 7)	-	6

	$886	$35

Note 5: Marketable Securities

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities.  At June 30, 2010, all of our fixed income securities were classified as available for sale investments and measured as Level 1 instruments of the fair value measurements standard (see Note 10: Fair Value).  Securities classified as available for sale consisted of:

June 30, 2010 (in thousands)
Name Of Security	Cost	Market Value	Unrealized Gain (Loss)	Maturity Date

Marketable Securities with maturity periods less than one year:

Protective Life	523	502	(21)	8/16/2010
GE Money Bank	250	250	-	10/15/2010
Discover Bank	500	500	-	10/29/2010
Toyota Motor Credit	1,020	1.017	(3)	12/15/2010
GE Money Bank	250	249	(1)	1/14/2011
World Financial Capital	300	299	(1)	1/28/2011
Bank of America	500	499	(1)	4/21/2011
Merrick Bank	250	250	-	4/21/2011
American Express Bank FSB	250	250	-	9/30/2010
Beal Bank	250	250	-	12/8/2010
Safra National Bank	250	250	-	1/1/2011
Goldman Sachs	1,062	1,026	(36)	1/15/2011
Discover Bank	250	249	(1)	6/23/2011
PIMCO	22,200	22,531	331	NA
Cisco Systems	786	771	(15)	2/22/2011
IBM Corp.	784	772	(12)	3/22/2011
Oracle Corp.	785	768	(17)	1/15/2011

Total Marketable Securities with maturity periods less than one year:	$30,210	$30,433	$223

Marketable Securities with maturity periods greater than one year:

PlainsCapital Bank	250	249	(1)	10/31/2011
Citibank N.A.	250	250	-	4/30/2012
Wright Express Financial Services	250	250	-	4/26/2012
Bank of Northern Miami	250	250	-	7/30/2012
Park Sterling Bank	250	250	-	10/16/2012
Columbus Bank & Trust Co.	250	251	1	10/22/2012
World's Foremost Bank	100	103	3	1/28/2013
Medallion Bank	242	244	2	4/30/2013
Wells Fargo	1,081	1,052	(29)	8/1/2011
Bank of America	1,066	1,042	(24)	8/15/2011
Wachovia Bank	274	271	(3)	9/28/2011
Bank One Corp.	1,070	1,062	(8)	11/15/2011
Morgan Stanley	1,077	1,045	(32)	1/9/2012
Goldman Sachs	1,035	1,018	(17)	8/1/2012
Merrill Lynch	1,088	1,059	(29)	8/15/2012
Morgan Stanley	1,071	1,053	(18)	8/31/2012
Wells Fargo	1,083	1,066	(17)	9/1/2012
GE Capital	104	102	(2)	5/29/2012
Sallie Mae Bank	104	102	(2)	5/29/2012
Israel Disc Bank	250	249	(1)	9/11/2012
Allstate	115	112	(3)	9/16/2012
World's Foremost Bank	104	103	(1)	3/4/2013
BWW Bank North America	251	252	1	6/4/2013
Goldman Sachs	250	251	1	6/17/2013
General Dynamics	763	758	(5)	7/15/2011
Merck & Co.	817	796	(21)	11/15/2011
Shell International	755	754	(1)	9/22/2011
3M Company	808	789	(19)	11/1/2011

Total Marketable Securities with maturity periods greater than one year:	$15,008	$14,783	$(225)

Total Marketable Securities	$45,218	$45,216	(2)

No investment was pledged to secure public funds at June 30, 2010.

Note 6: Accrued Expenses

Accrued expenses consists of the following:

	(in thousands)
	December 31,	June 30,
	2009	2010

Compensation	$716	$205
Professional fees	421	154
Other expenses	71	37
Other liability	113	113

	$1,321	$509

Note 7: Capital Lease

The Company has acquired equipment under a capital lease as follows:

(in thousands)
Asset
Balance at
June 30, 2010

Leased Equipment included with property and equipment	$70
Less: accumulated depreciation	(4)

$66

The following is a schedule by year of future minimum lease payments under the capital lease as of June 30, 2010:

2010	$18
2011	35
2012	4

Total lease payments remaining	57
Less: amount representing interest	(1)

Present value of remaining minimum lease payments	56
Less: current obligations under lease obligations	(35)

Long-term capital lease obligations	$21

Lease payments made under this capital lease are $3,000 per month for 24 months starting February 2010.  Imputed rate is 2% per annum.  A security deposit of $6,000 was paid and is included in other assets.

Note 8: Construction in Progress

On September 16, 2009, our Board of Directors approved up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of three products: Alferon N Injection®, Alferon® LDO and Ampligen®.  Construction in progress consists of accumulated costs for the construction and installation of property and equipment within the Company’s New Jersey facility until the assets are placed into service.  As of December 31, 2009, construction in progress was $135,000 as compared to $405,000 for the six months ended June 30, 2010.

Note 9: Stockholders’ Equity

The Equity Compensation Plan effective May 1, 2004, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Plan of 2004.  Unless sooner terminated, the Equity Compensation Plan of 2004 will continue in effect for a period of 10 years from its effective date.  As of June 30, 2010, the Company effectively exhausted this plan and issued an aggregate 7,999,981 shares, stock options and warrants to vendors, Board Members, Directors and consultants under the 2004 Equity Compensation Plan.  The shares had prices ranging from $0.35 to $0.89 based on the NYSE Amex closing price.  The stock options had various exercise prices ranging from $1.30 to $6.00, had terms of five to ten years and vesting over varying periods.

The Equity Incentive Plan of 2007, effective June 20, 2007, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 9,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2007.  Unless sooner terminated, the Equity Incentive Plan of 2007 will continue in effect for a period of 10 years from its effective date.  The Company issued to vendors, Board Members, Directors and consultants, shares, stock options, warrants and “Incentive Rights” under the Employee Wages or Hours Reduction Program.  As of June 30, 2010, the Company effectively exhausted this plan and issued an aggregate of 8,980,374 shares and shares issuable upon exercise/conversion of the foregoing securities.  The aggregate shares to vendors, Board Members, Directors and consultants had prices ranging from $0.32 to $2.54 based on the NYSE Amex closing price. The stock options had various exercise prices ranging from $0.72 to $3.05, terms of ten years and vesting over varying periods.

The Company utilized the Black-Scholes Pricing Model to fair value the stock options which had been issued during the six months ended June 30, 2010 and accordingly recorded approximately $435,000 as equity based compensation for these issuances during this period.  The stock options generally vested immediately upon grant with the exception of 20,000 options to one officer which vest over 18 months.

In an effort to conserve our cash, the Employee Wage Or Hours Reduction Program (the “Program”) was ratified by our Board effective January 1, 2009.  The Incentive Rights are rights for employees to receive Company shares and had prices ranging from $0.13 to $0.80 based on the average daily closing prices of the Company shares on the NYSE Amex.  The Program was suspended as of May 31, 2009 with employees returning back to their rate of pay as of January 1, 2009.  At the passage of six months for each of their months of participation, non-affiliate employees executed their right to receive shares for the months ended July 31, August 31, September 30, October 30 and November 30, 2009.  Dr. William A. Carter, and his spouse, Dr. Katalin Kovari, have yet to exercise their rights to receive their 820,826 shares of stock related to this Program.

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009.  Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date.  As of June 30, 2010 the Company issued 2,571,081 securities to Directors and consultants consisting of an aggregate of 2,101,642 options and 469,439 shares of common stock issuable upon exercise/conversion of the foregoing securities.  The shares issued to consultants had prices ranging from $0.40 to $0.68 based on the NYSE Amex closing price.

The aggregate stock options had various exercise prices ranging from $0.51 to $2.81, had terms of ten years and vested immediately upon grant.

On May 28, 2010, we entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) to create an At-The-Market (“ATM”) equity program under which we may sell up to 32,000,000 shares of our Common Stock (the “Shares”) from time to time through Maxim as our sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  Sales of the Shares under the Agreement may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE Amex, at market prices or as otherwise agreed with the Agent.  We have no obligation to sell any of the Shares, and may at any time suspend offers under the Agreement or terminate the Agreement.  The Shares will be issued pursuant to our previously filed and effective Registration Statement on Form S-3 (File No. 333-159856).  On June 22, 2009, we filed a base Prospectus and on May 28, 2010, filed a Prospectus Supplement relating to the offering with the Securities and Exchange Commission.  During the quarter ended June 30, 2010, we sold 520,000 shares through the ATM equity program that resulted in net cash proceeds of $292,785 and commissions paid to Maxim of $12,199.  The Shares sold through the ATM equity program had an average daily selling price ranging from $0.53 to $0.61.

Note 10: Fair Value

The Company is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheet.

The Company estimates that the fair values of cash and cash equivalents, marketable securities, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items.  Additionally, the Company has certain warrants with a cash settlement feature (in the event of a change in control to a non-public company) that are carried at fair value.  Management estimates the fair value using a model which determines the probability that the cash settlement feature conditions will arise.  The carrying amount and estimated fair value of the above warrants was zero at June 30, 2010.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its marketable securities based on quoted prices of active markets and warrant liability, for those warrants with a cash settlement feature, at fair value.  As of June 30, 2010, the Company had no derivative assets or liabilities.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2010:

	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$45,216	$45,216	$-	$-
Liabilities:
Warrants	-	-	-	-

Total	$45,216	$45,216	$-	$-

For detailed information regarding the change to the fair value of assets recorded in Level 1 (See Note 5: Marketable Securities).  There were no changes in the fair value for the Level 3 Warrants during the three months ended June 30, 2010.

NOTE 11: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE 12: Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has published FASB Accounting Standards Update 2010-01 through 2010-12.  The adoption of published FASB Accounting Standards Update 2010-01 through 2010-20 has no material effect on the Company’s financial statements for the six months ended June 30, 2010.

NOTE 13: Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued, and determined that three amended employment agreements with Executive Officers and an amended adviser’s agreement with The Sage Group, Inc. (“SAGE”) constituted subsequent events that required disclosure without adjustment to the financial statements for the six months ended June 30, 2010.  In summary:

•
The June 11, 2010 employment agreements with William A. Carter, Chairman of the Board and Chief Executive Officer, and Thomas K. Equels, Vice Chairman of the Board, Secretary and General Counsel, were amended to make certain terminology revisions that did not impact or alter the terms of these executives’ compensation.  These amendments were reviewed and approved by the Compensation Committee on July 14, 2010 with unanimous recommendation to the Board for approval.  On July 15, 2010, the Board of Directors unanimously approved the amendments.  As a result, these amended employment agreements were signed on July 15, 2010 with an effective date of June 11, 2010.

•
The existing employment agreement with Robert Dickey IV, Senior Vice President, was set to expire on September 1, 2010.  Upon discussion and review on July 14, 2010, the Compensation Committee unanimously recommendation to the Board that an agreement be authorized for renewal on a month-to-month basis at the same general terms and level of compensation as established in the employment agreement of February 1, 2010.  On July 15, 2010, the Board of Directors unanimously authorized the renewal of this extension within the terms recommended by the Compensation Committee.  As a result, this agreement renewal was signed on August 3, 2010 with an effective date of September 1, 2010.

•
The adviser’s agreement with SAGE was scheduled to expire on November 13, 2010.  Upon discussion and review on July 15, 2010, the Company entered into an amended adviser’s agreement for an initial term of 18 months.

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

Overview

General

We are a specialty pharmaceutical company based in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders.  We were founded in the early 1970s doing contract research for the National Institutes of Health.  Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.  We have three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware and are dormant.  Our foreign subsidiary is Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998, which has minimal activity.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

We have formed an independent Data Monitoring Committee (“DMC”) which will oversee our various drug development programs.  The principal role of an independent DMC is to perform interim analyses of the clinical outcome data and to insure the safety of patients in clinical trials.  The DMC also plays a critical role in studies that may use “Adaptive Design” wherein trial design modifications can be made after patient enrollment has started.  Adaptive Design should enable us to respond to data collected during a trial to increase the likelihood of generating statistically and clinically significant results.  As of August 3, 2010, there has yet to be any clinical outcome data generated for the DMC to review.

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that was primarily designed to produce Alferon®.  On September 16, 2009, our Board of Directors approved up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of three products: Alferon N Injection®, Alferon® LDO and Ampligen®.  As of December 31, 2009, construction in progress on this project was $135,000 as compared to $405,000 for the six months ended June 30, 2010.  We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

Our manufacturing facility in New Brunswick, New Jersey was inspected by the FDA as part of the Fiscal Year 2010 CDER High Risk Drug Site Workplan on June 21 and June 22, 2010.  The inspection was to provide routine current Good Manufacturing Practice (“cGMP”) coverage and focused on our approved Alferon N Injection® product.  The inspection was conducted in accordance with Agency procedures for Therapeutic Biological Products Inspections.  The current inspection covered the Quality and Facilities and Equipment systems.  During the current inspection, a complete tour was conducted of the facility.  Also, documents were reviewed that related to recent Out of Specification Investigation and Process and Component Deviation Reports.  We also discussed with the Inspector our plans for production of Alferon N Injection®, Alferon® LDO and Ampligen® at the New Brunswick facility.  No deficiencies were found during the inspection, and no FDA-483, Inspectional Observations were issued.

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

We have carefully reviewed the CRL and will seek a meeting with the FDA to discuss its recommendations upon the compilation of necessary data to be used in our response.  We intend to take the appropriate steps to seek approval and commercialization of Ampligen®.  Most notably, the FDA stated that the two primary clinical studies submitted with the NDA did not provide credible evidence of efficacy of Ampligen® and recommended at least one additional clinical study which shows convincing effect and confirms safety in the target population.  The FDA indicated that the additional study should be of sufficient size and sufficient duration (six months) and include appropriate monitoring to rule out the generation of autoimmune disease.  In addition, patients in the study should be on more than one dose regimen, including at least 300 patients on dose regimens intended for marketing.  We are presently planning a confirmatory clinical study which will utilize the same primary endpoints as our earlier studies but with an enlarged number of subjects to potentially achieve a more representative statistical model.  Lastly, additional data including a well-controlled QT interval study (i.e., a measurement of time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle) and pharmacokinetic evaluations of dual dosage regiments were requested.  Other items required by the FDA include certain aspects of Non-Clinical safety assessment and Product Quality.  In the Non-Clinical area, the FDA recommended among other things that we complete rodent carcinogenicity studies in two species.  While as part of the NDA submission we had requested that these studies be waived, this waiver had not been granted by the FDA in their CRL.

In the October 8, 2009 issue of Science Express, a consortium of researchers from the Whittemore Peterson Institute, the National Cancer Institute and the Cleveland Clinic reported a new retrovirus in the blood cells of 67% of Chronic Fatigue Syndrome (“CFS”) patients and 3.7% in healthy control subjects.  The infectious virus was also greater than 99% identical to that previously detected in prostate cancer.  Retrospective analyses of patient samples from the completed Phase III trial of Ampligen® in potential treatment of CFS continues in collaboration with the Whittemore Peterson Institute.  We believe that these studies may provide a new perspective on the design of an additional confirmatory Phase III study in this disorder.  The samples are being analyzed for the presence of XMRV (xenotropic murine leukemia related virus).  Initial results on the XMRV data from the completed Phase III trial are planned for presentation at the 1st International Workshop on XMRV to be held on September 7 and 8, 2010 in Bethesda, Maryland at the U.S. Department of Health & Human Services’ National Institutes of Health (“NIH”).

In July 2010, we released a report prepared by Hideki Hasegawa, M.D. Ph.D., Director, Laboratory of Infectious Disease Pathology, National Institute of Infectious Disease (“NIID”, formerly Japan’s National Institute of Health), summarizing the results of a three year Japanese government funded program to develop and test on non-human primates a nasally delivered H5N1 (Avian Flu) vaccine which, when coupled with Ampligen®, produced positive results in a clinical testing environment showing that the combination provided a more robust and longer lasting immune response as compared to the vaccine used alone.  The researchers concluded that their results could be applied to develop intranasally delivered vaccines for influenza virus prophylaxis focused on protection of the mucosal immune system against virus mutations.  We hope that the clinical testing phase of Ampligen®, used in conjunction with a H5N1 (Avian Flu) vaccine, in Japan will begin in late 2010. However, the timing of clinical testing is dependent upon the successful conclusion of negotiations with Biken (operational arm of the non-profit Research Foundation for Microbial Disease of Osaka University) along with their timely filing and approval of an Investigatory New Drug (“IND”) application for Ampligen® in Japan.  We have proposed extending Biken’s Material Transfer Agreement, contemplated for expiration on September 1, 2010, for three additional months to determine if the parties can agree on various next steps including without limitation the execution of a clinical trial combining Ampligen® with an intranasally delivered influenza vaccine.

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

In April 2010, we began the process to undertake a clinical study with Max Neeman International, one of the leading and largest clinical research organizations (“CROs”) in India.  This collaborative clinical research effort is intended to utilize Alferon N Injection® for treatment of seriously ill patients hospitalized with either seasonal influenza or pandemic influenza.  The Indian site selection process was completed and we obtained approval to begin the study from the Indian Drugs Controller General on July 13, 2010.  It is our intension to begin to enroll subjects for the upcoming monsoon season of mid to late 2010.

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

In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase 2, well-controlled, clinical study using Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Following a teleconference with the FDA in November 2009, the FDA placed the proposed study on “Clinical Hold” because the protocol was deemed by the FDA to be deficient in design, and because of the need for additional information to be submitted in the area of chemistry, manufacturing and controls (“CMC”).  Thereafter in December 2009, we submitted additional information by Amendment with respect to both the clinical protocol design issues and the CMC items.  In January 2010, the FDA acknowledged that our responses to the clinical study design issues were acceptable; however, removal of the Clinical Hold was not warranted because the FDA believed that certain CMC issues had not been satisfactorily resolved.  In this regard, the FDA communicated concern regarding the extended storage of Alferon® LDO drug product clinical lots which had been manufactured from an active pharmaceutical ingredient (“API”) of Alferon N Injection® manufactured in year 2001.  While the biological (antiviral) potency of the product had remained intact, we learned through newly conducted physico-chemical tests (the “new tests” of temperature, pH, oxidation and light on the chemical stability of the active API), that certain changes in the drug over approximately nine storage years (combined storage of Alferon N Injection® plus storage of certain LDO sachets) had introduced changes in the drug which might adversely influence the human safety profile.  These “new tests” are part of recent FDA requirements for biological products, such as interferon, which did not exist at the time of the original FDA approval of Alferon N Injection® for commercialization and at the time of FDA approval of the ”Product License” and “Establishment License” for the Alferon N Injection® product.  Based on the FDA request, we have now established and implemented the “new test” procedures.  As a result, we have found that certain Alferon N Injection® lots with extended storage (i.e., approximately eight to nine years) do appear to demonstrate some altered physico-chemical properties.  However we have also observed that more recent lots, including those manufactured beginning in the year 2006, are superior with respect to the enhanced scrutiny of these tests and, in our view, could be considered appropriate for clinical trials in the Alferon® LDO sachet format.  Upon their review, the FDA has been responsive to these new findings and requested additional stability data on the lots proposed for use in this clinical study utilizing the new test methods.  The proposed clinical lots were manufactured on June 24, 2010 and placed on stability on June 28, 2010.  The FDA has requested three months of stability data on the proposed clinical lots.  The three months of product stability data are expected to be compiled, analyzed and submitted to the FDA by the end of October 2010.  Once the FDA has received and reviewed the additional data, we believe that the Full Clinical Hold could be thereafter lifted assuming that the FDA concurs that the stability data addresses the outstanding CMC issues cited in the January 2010 FDA recommendations.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year.  The 6% Company matching contribution was terminated as of March 15, 2008 and was reinstated effective January 1, 2010.  The Company provided matching contributions to each employee for up to 6% of annual pay aggregating $68,364 for the six months ended June 30, 2010.

New Accounting Pronouncements

Refer to “Note 12: Recent Accounting Pronouncements” under Notes To Unaudited Condensed Consolidated Financial Statements.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Note 2 of our Annual Report on Form 10-K/A for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Three months ended June 30, 2010 versus three months ended June 30, 2009

Net Loss

Our net loss was approximately $3,676,000 for the three months ended June 30, 2010, which was a decrease of $194,000 or 5% when compared to the same period in 2009.  This decrease in loss for these three months was primarily due to the following changes in expense elements:

1)	a decrease in Research and Development costs of approximately $288,000 or 15%;

2)	a decrease in General and Administrative expenses of approximately $74,000 or 4%; offset by

3)	an increase in Production/Cost of Goods Sold of approximately $176,000 or 116%; and

4)	an increase in interest income of $16,000 from invested funds.

Net loss per share was $0.03 for the current period versus $0.04 for the same period in 2009.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased $24,000 or 141% for the second quarter in 2010 as compared to the same time period of 2009 due to a 50% increase in the number of patients participating in the program.  As previously stated, we have no Alferon N Injection® product to commercially sell at this time and all revenue was generated from the Ampligen® cost recovery clinical treatment programs.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $328,000 and $152,000, respectively, for the three months ended June 30, 2010 and 2009.  This is an increase of $176,000 or 116% primarily due to the cost to maintain the Alferon N Injection® and Ampligen® inventory including storage, stability testing, transport and reporting costs.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2010 were approximately $1,694,000 as compared to $1,982,000 for the same period a year ago reflecting a decrease of $288,000 or 15%.  The primary factor for the decrease in expenses was related the Ampligen® NDA and our efforts to respond to the FDA’s Form 483 issues in 2009.  However for the three months ended June 30, 2010, our R&D staff continue their efforts in preparation of a response to the CRL from the FDA.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2010 and 2009 were approximately $1,788,000 and $1,862,000, respectively, reflecting a decrease of $74,000 or 4%.  The lower G&A expenses in 2010 consisted primarily of 1) a reduction of $383,000 of 2009’s fees related to financing and stock market activities that were not incurred in 2010; 2) an increase of $113,000 in stock compensation and various compensation related items in 2010; and 3) an increase in 2010 of $209,000 in legal fees due to class action suits and other legal proceedings.

Interest and Other Income

Interest and other income for the three months ended June 30, 2010 and 2009 was approximately $93,000 and $109,000, respectively, representing a decrease of $16,000.  The primary cause for the decrease of interest income in 2010 was the purchase of non-cash equivalent investments with maturity dates of greater than 90 days.  The interest income from these securities will be recognized at the investments’ maturity dates.

Six months ended June 30, 2010 versus three months ended June 30, 2009

Net Loss

Our net loss was approximately $7,720,000 for the six months ended June 30, 2010, which was an increase of $763,000 or 11% when compared to the same period in 2009.  This increase in loss for these six months was primarily due to the following expense elements:

1)	an increase in Production/Cost of Goods Sold of approximately $195,000 or 71%; and

2)	an increase in Research and Development costs of approximately $113,000 or 3%;

3)	An increase in General and Administrative expenses of approximately $729,000 or 24%; offset by

4)	a decrease in finance costs of $241,000, or 100% from a Standby Finance Agreement executed in February 2009.

Net loss per share was $0.06 for the current period versus $0.08 for the same period in 2009.

Revenues

Revenues for the six months ended June 30, 2010 were $73,000 compared to revenues of $46,000 for the same period in 2009.  There were no revenues related to the sale of Alferon N Injection® for the six month period ended 2010 or 2009.  Revenues from our Ampligen® Cost Recovery Program for the six months ended June 30, 2010 were $73,000 compared to revenues of $46,000 for the same period in 2009, an increase of $27,000 or 59% due to a 42% increase in the number of patients participating in the program.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $468,000 and $273,000, respectively, for the six months ended June 30, 2010 and 2009.  This is an increase of $195,000 or 71%.  These expenses basically represent the cost to maintain the Alferon N Injection® and Ampligen® inventory including storage, stability testing, transport and reporting costs.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2010 were approximately $3,690,000 as compared to $3,577,000  for the same period a year ago reflecting an increase of $113,000 or 3%.  The primary cause for the increase in expenses was related to our R & D staff’s continued efforts in preparation of a response to the CRL from the FDA, which described specific additional recommendations related to the Ampligen® NDA, along with R&D costs associated with preparations in our attempt to launch Alferon N Injection® and Alferon® clinical tests.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2010 and 2009 were approximately $3,757,000 and $3,028,000, respectively, reflecting an increase of $729,000 or 24%.  The primary cause of this increase in expense was an additional $971,000 in legal fees associated with our defense in three proceedings (See “Part II – OTHER INFORMATION, ITEM 1. Legal Proceedings”) that were offset by a decrease in fees of $213,000 paid to consultants to acquire equity financing along with a minor decrease of $29,000 in other expenses.

Interest and Other Income

Interest and other income for the six months ended June 30, 2010 and 2009 was $122,000 and $116,000, respectively, representing a increase of $6,000 or 5%.  The primary cause for the increase of interest income in 2010 was increased funds available for secure investments.

Interest Expense and Financing Costs

We had no interest expense for the six months ended June 30, 2010 or 2009.  On February 1, 2009, we entered into a Standby Financing Agreement that produced finance costs of $241,000 in Common Stock Commitment Warrants for the six months ended June 30, 2009, for which no agreement or related expenses of this type existed during the first six months ended in 2010.  For detailed information on this agreement, refer to “Standby Financing Agreement” as disclosed in our annual report on Form 10-K/A for the year ended December 31, 2009, filed April 30, 2010.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2010 was $7,388,000, compared to $4,129,000 for the same period in 2009, an increase of $3,259,000 or 79%.  This utilization of cash reflects the increased expenses in operations as explained above in the “Production/Cost of Goods Sold” disclosure in conjunction with the impact of our effort in 2009 to conserve cash through the Employee Wage Or Hours Reduction Program (the “Program”) implemented January 1 through May 31, 2009 in which all active full-time employees reduced their base salary from 10% to 50% in return for “Incentive  Rights” to our common stock.  As of June 30, 2010, we had approximately $50,547,000 in Cash, Cash Equivalents and Marketable Securities, or a decrease of approximately $7,525,000 from December 31, 2009.

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

Pursuant to our May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) we established an At-The-Market (“ATM”) Equity Program pursuant to which we may sell up to 32,000,000 shares of our Common Stock from time to time through Maxim as our sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  We have no obligation to sell any shares under this program, and may at any time terminate the Agreement. During the quarter ended June 30, 2010, we sold 520,000 shares through this program and received net cash proceeds of $292,785 and paid commissions to Maxim of $12,199.

Because of our long-term capital requirements, we may seek to access the public equity market through the above equity program or otherwise whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock.  Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders.  We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory processes, including the commercializing of Ampligen® and new utilization of Alferon® products.  Our ability to raise funds from the sale of equity is limited due to the limited number of shares of common stock authorized but not issued or reserved (please see “Part II – OTHER INFORMATION, ITEM 1A. Risk Factors; We may require additional financing which may not be available; The limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes”).

There can be no assurances that, if needed, we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products.  Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $50,547,000 in Cash, Cash Equivalents and Marketable Securities at June 30, 2010.  In the past, we had invested the excess cash in three to twelve month interest bearing financial instruments.  However with the current state of the market and our funds well in excess of our short-term operational needs, our Board has reassessed our cash investment strategy consistent with the following objectives to:
1.	preserve, secure and control capital;
2.	maintain liquidity to meet our operating cash flow requirements; and
3.	maximize return subject to policies and procedures that manage risks with respect to a conservative to moderate investment exposure at high credit quality institutions.

To accomplish these goals, we entrusted our investible funds through an external investment manager at Wells Fargo Advisors with detailed investment and trading guidelines that are analyzed for compliance on an on-going basis.  We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

Our Cash, Cash Equivalents and Marketable Securities are invested in what Management believes to be high credit quality institutions that primarily consist of:
1.	U.S. Treasury and Government Obligations;
2.	Federal Agency securities sponsored by enterprises and instrumentalities;
3.	Certificates of Deposit;
4.	Money market funds with assets of greater than $1 Billion;

5.	PIMCO Total Return Fund A;
6.
Corporate debt obligations or commercial paper issued by corporations, commercial banks, investment banks and bank holding companies, rated A2/A or better by Moody’s or Standard & Poor’s or P-1 by Moody’s or A-1 or better by Standard & Poor’s; and

7.	Asset-backed securities rated AAA/Aaa, P-1 or A-1+ by Moody’s or Standard & Poor’s.

While Management strives to invest our Cash and Cash Equivalents in high credit quality institutions and securities, our financial instruments are exposed to concentrations of credit risk or market change.  Additionally, at times our investments may be in excess of the Federal Deposit Insurance Corporation insurance limit or not qualified for such coverage.

ITEM 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of June 30, 2010 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2010, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. Legal Proceedings

(a)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al.,U.S. District Court for the Southern District of Florida, Case No. 04-10129-CIV.

In December, 2004, we filed a multi-count complaint in U.S. Federal Court (Southern District of Florida) for fraud and injunctive relief against Bioclones, Dr. Donniger, Bart Goemare, Johannesburg Consolidated Investments (“JCI”), Brett Kebble and H.C. Buidentag.  However, a Motion to dismiss the Complaint, in part on grounds that the matter must be arbitrated in South Africa, was granted by the Court.  We appealed this decision to the 11th Circuit Court of Appeals.  In July 2008, while the appeal was pending, we settled our disputes with both Bioclones and Cyril Donninger and dismissed them from the lawsuit.  In 2005 Buitendag and Kebble were indicted for using JCI to perpetrate the largest financial fraud in South African history.  The Appeals Court allowed the fraud action to go forward.  In 2008, we filed a second Amended Complaint for fraud against JCI, Goemare, the Estate of Kebble and Buidentag, the only remaining defendants.  In 2009, we settled our disputes with Goemare and dismissed him from the lawsuit.  On April 7, 2010, the Court denied the remaining Defendants’ (JCI, estate of Kebble, and Buidentag) motion to dismiss the Complaint.  Following that ruling, the Defendants’ counsel withdrew from the case.  The Court gave the Defendants until June 17, 2010 to retain new counsel and until June 28, 2010 to answer our Complaint.  The Defendants failed to meet either deadline, and have not filed anything with the Court since their former counsel withdrew from their representation.  On June 30, 2010, the Court ordered entry of default against the Defendants, and on July 23, 2010, we filed our Motion for entry of final default judgment against the Defendants.  The Court held an evidentiary hearing on our Motion on August 4, 2010 and we are awaiting the Court’s ruling.  We continue to vigorously prosecute this case and the law firm of Colson Hicks Eidson is serving as our co-counsel.

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

On January 12, 2010, we filed a Motion for Judgment on the Pleadings with the Court.  By Order dated March 31, 2010, the Court granted that Motion in part and denied it in part.  The Court held that MidSouth's claim based upon an alleged breach of contract could not be sustained.  The case proceeded on our claims against the Defendants and MidSouth's claims based upon promissory estoppel, quantum meruit, unjust enrichment, fraud, and MidSouth's request for attorney's fees and punitive damages.  Discovery closed in mid-May.  The Defendants have filed a Motion for Summary Judgment on our claims against them, and we have filed a Motion for Summary Judgment on all the remaining counterclaims.  Briefing is expected to be completed in August 2010, and then the motions will be submitted to the Court for a decision.  We will vigorously defend any of the counterclaims which survive our Motion for Summary Judgment, and will continue to prosecute our claims against the Defendants if we prevail on their Motion.  We have no projection as to the likely outcome of the case.

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

In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition.  With regards to Contingency (d), we maintain a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

We have not recorded any loss contingencies as a result of the above matters for the year ended December 31, 2009 or six months ended June 30, 2010.

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

On July 7, 2008, the FDA accepted for review our New Drug Application (“NDA”) for Ampligen® to treat CFS, originally submitted in October 2007.

On November 25, 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA.  In accordance with its 2008 Complete Response procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues.  We have carefully reviewed the CRL and will seek a meeting with the FDA to discuss its recommendations.  We intend to take the appropriate steps to seek approval and commercialization of Ampligen®.  Most notably, the FDA stated that the two primary clinical studies submitted with the NDA did not provide credible evidence of efficacy of Ampligen® and recommended at least one additional clinical study which shows convincing effect and confirms safety in the target population.  The FDA indicated that the additional study should be of sufficient size and sufficient duration (6 months) and include appropriate monitoring to rule out the generation of autoimmune disease.  In addition, patients in the study should be on more than one dose regimen, including at least 300 patients on dose regimens intended for marketing.  Finally, additional data including a well-controlled QT interval study of the heart’s electrical cycle and pharmacokinetic evaluations of dual dosage regiments was requested.  Other items required by the FDA include certain aspects of Non-Clinical safety assessment and product Quality.  In the Non-Clinical area, the FDA recommended among other things that we complete rodent carcinogenicity studies in two species.  As part of the NDA submission, we had requested that these studies be waived, but the waiver has not been granted.

If we are unable to generate the additional data required by the FDA or if, for that or any other reason, Ampligen® or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

Alferon® LDO is undergoing pre-clinical testing for possible prophylaxis against influenza.  While the studies to date have been encouraging, preliminary testing in the laboratory and in animal models is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of any flu requires prior regulatory approval. In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase 2, well-controlled, clinical study using Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Following a teleconference with the FDA in November 2009, the FDA placed the proposed study on “Clinical Hold” because the protocol was deemed by the FDA to be deficient in design and because additional information was required to be submitted in the area of chemistry, manufacturing and controls (“CMC”).  Thereafter in December 2009, we submitted additional information by Amendment with respect to both the clinical protocol design issues and the CMC items.  While the FDA has acknowledged that our responses to the clinical issues were acceptable, they have requested additional stability data on the lots proposed for use in clinical studies utilizing new test methods and the Clinical Hold remains in effect because the FDA believed that certain CMC issues had not yet been satisfactorily resolved.  In this regard, new clinical lots were manufactured on June 24, 2010 and placed on stability on June 28, 2010.  The three months of stability data are expected to be compiled, analyzed and submitted to the FDA by the end of October 2010.  Only the FDA can determine whether a drug is safe, effective or appropriate for clinical testing or treating a specific application.  Therefore, no assurance can be given that the use of our existing inventory will be permitted in future clinical trials.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2010, our accumulated deficit was approximately $(218,567,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available; The limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes.

The development of our products will require the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market.  As of June 30, 2010, we had approximately $50,547,000 in Cash, Cash Equivalents and Marketable Securities.  Given the harsh economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen® and securing a strategic partner.

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

Our ability to raise additional funds from the sale of equity securities is limited.  In this regard, we only have approximately 32,000,000 shares authorized but unissued and unreserved for any purpose, other than for sale under the ATM Equity Program.  At our 2009 annual stockholders’ meeting, we sought, but did not receive, approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  The limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes including, but not limited to, acquisitions or joint ventures with potential strategic partners.

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

Although preliminary testing indicates that Ampligen® enhances the effectiveness of different drug combinations on avian influenza, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment.

A three year Japanese government funded program to develop and test on non-human primates a nasally delivered H5N1 (Avian Flu) vaccine coupled with Ampligen® has been completed (see “PART I; ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; Ampligen®“).  No assurance can be given that similar results will be observed in clinical trials.  Use of Ampligen® in the treatment of flu requires prior regulatory approval.  Only the FDA or other corresponding regulatory agencies world-wide can determine whether a drug is safe, effective and appropriate for treating a specific application.  As discussed above, obtaining regulatory approvals is a rigorous and lengthy process (see “Our drugs and related technologies are investigational and subject to regulatory approval.  If we are unable to obtain regulatory approval, our operations will be significantly adversely affected” above).

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

There are a limited number of manufacturers in the United States available to provide the polymers for use in manufacturing Ampligen®.  At present, we do not have any agreements with third parties for the supply of any of these polymers.  We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain polymers on a more consistent manufacturing basis in the quantities necessary for clinical testing.

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

Changes in methods of manufacturing, including commercial scale-up, may affect the chemical structure of Ampligen®, Alferon® and other RNA drugs, as well as their safety and efficacy.  The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges and will require additional management and technical personnel and capital to the extent such manufacturing is not handled by third parties.  There can be no assurance that our manufacturing will be successful or that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards, economically, and in commercial quantities, or successfully marketed.

We have limited manufacturing experience.

Ampligen® has been produced to date in limited quantities for use in our clinical trials, and we are dependent upon a qualified third party supplier for certain aspects of the manufacturing and packaging process.  The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse affect on us.  Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs.  To the extent we are involved in the production process, our current facilities may not be adequate for the production of our proposed products for large-scale commercialization.  We intend to utilize third party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities.  We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to current Good Manufacturing Practice (“cGMP”) requirements.  There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

We may not be profitable unless we can produce Ampligen®, Alferon® or other products in commercial quantities at costs acceptable to us.

We have never produced Ampligen®, Alferon® or any other products in large commercial quantities.  We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable.  We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities.  If we cannot manufacture commercial quantities of Ampligen® or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.  Also, each production lot of Alferon N Injection® is subject to FDA review and approval prior to releasing the lots to be sold.  This review and approval process could take considerable time, which would delay our having product in inventory to sell.

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

On November 28, 2008, we suspended product liability insurance for Alferon N Injection® and Ampligen®.  We concluded that years of successfully addressing the limited number of product liability claims filed against Ampligen® and Alferon® LDO, combined with the informed consent and other safeguards employed as an element of clinical trials, and the lack of any commercial sales since April 2008, that temporarily discontinuing the liability insurance was an acceptable risk until we receive regulatory clearance for Ampligen® or Alferon® LDO or until Alferon N Injection® again becomes available.  In the event of contract sales to third party distributors or researchers in international markets, we would plan to seek appropriate indemnification agreements to limit our potential liability.

Currently, without product liability coverage for Ampligen®, Alferon N Injection® and Alferon® LDO, a claim against the products could have a materially adverse effect on our business and financial condition.

The loss of services of key personnel including Dr. William A. Carter could hurt our chances for success.

Our success is dependent on the continued efforts of our staff, especially certain doctors and researchers along with the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen®, and his knowledge of our overall activities, including patents and clinical trials.  The loss of the services of Dr. Carter or other personnel key to our operations, could have a material adverse effect on our operations and chances for success.  As a cash conservation measure, we have elected to discontinue the Key Man life insurance on the life of Dr. Carter.  An employment agreement continues to exist with Dr. Carter that, as amended, runs until December 31, 2015.  However, Dr. Carter has the right to terminate his employment upon not less than 30 days prior written notice.  The loss of Dr. Carter or other key personnel or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

Our common stock is listed for quotation on the NYSE Amex.  For the 12 month period ended June 30, 2010, the closing price of our common stock has ranged from $0.44 to $3.31 per share.  We expect the price of our common stock to remain volatile.  The average daily trading volume of our common stock varies significantly.

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

In May 2009 we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a universal shelf registration statement.  4,895,000 of these warrants have been exercised as of June 30, 2010.  Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants.  To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors.  In this regard we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration. We have allocated 32,000,000 shares under this registration statement to an At-The-Market equity offering and, as of June 30, 2010, we have sold 520,000 shares pursuant to this offering.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock.  Sales of substantial amounts of our common stock in the public market, including additional sale of securities pursuant to the universal shelf registration statement, could cause the market price for our common stock to decrease.  Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders.  For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders.  Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock.  Our Board of Directors also has the authority to issue preferred stock without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.  In this regard, in November 2002, we adopted a Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002.  Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00.  The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock.  However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 5.3% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.  The Rights Plan will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, we issued an aggregate of 446,761 shares to consultants and vendors for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or pursuant to our Registration Statement on Form S-8.

We did not repurchase any of our securities during the quarter ended June 30, 2010.

ITEM 3:   Defaults upon Senior Securities

None.

ITEM 4:   Removed and Reserved

ITEM 5:   Other Information

None.

ITEM 6:   Exhibits

(a)	Exhibits

10.1	Amended and Restated Employment Agreement with Dr. William A. Carter dated July 15 2010.

10.2	Amended and Restated Employment Agreement with Thomas K. Equels dated July 15, 2010.

10.3	Amended and Restated Employment Agreement with Robert Dickey dated August 3, 2010.

10.4	Amended Advisors Agreement with The Sage Group, Inc. dated July 15 2010.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer
& President

/s/ Charles T. Bernhardt
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: August 6, 2010