Form 10-K/A
period 2009-12-31
HEMISPHERX BIOPHARMA INC
filed 2011-02-14
CIK 946644

FORM 10-K/A-2

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

On March 12, 2010, Hemispherx Biopharma, Inc. (“Hemispherx”, the “Company”, “we”, “our” or “us”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”).  On April 30, 2010, we filed an amendment to the Original Filing to disclose the information required by Part III, Item 11 (Executive Compensation) of Form 10-K, which disclosure we had intended to incorporated by reference to our definitive proxy statement (to be subsequently filed)(this amendment with the Original Filing, the “Original Form 10-K”).  We are filing this amendment no. 2 (the “Amendment”) to the Original Filing to reflect the changes made in response to a comment letter received by us from the Staff of the SEC in connection with the Staff’s review of the Original Form 10-K, including a restatement of our Financial Statements due to a change in our Liabilities due to the valuation of certain Warrants that result in a non-cash related adjustment.  In this regard, the Amendment amends and restates the items identified below with respect to the Original Form 10-K:

Part I, Item 1 (Business), subsections “Our Products”, “Research And Development (“R&D”)”, “Manufacturing” and Marketing/Distribution”;
Part II, Item 6 (Selected Financial Data);
Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations);
Part II, Item 8 (Financial Statements and Supplementary Data);
Part II, Item 9A (Controls and Procedures);
Part III, Item 10 (Directors and Executive Officers and Corporate Governance);
Part III, Item 11 (Executive Compensation); and
Part IV, Item 15 (Exhibits, Financial Statement Schedules).

The Company is filing amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, to restate the effected financial statements and related disclosure.  Please refer to those amended reports for further discussion of the restatement of those respective periods.

Except as discussed above, all other items as presented in the Original Form 10-K, are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, modify, update or change any other information presented in the Original Filing as previously amended.  Solely for convenience and ease of reference, we are filing this Annual Report in its entirety with the applicable changes noted above.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Chief Executive Officer and our Chief Financial and Accounting Officer, filed as exhibits hereto.

ii

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”), including statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”).  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drugs, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

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

Nucleic acid compounds represent a potential new class of pharmaceutical products that are designed to act at the molecular level for treatment of human diseases.  There are two forms of nucleic acids, DNA and RNA.  DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery.  RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which compromise the body’s immune system.  RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors.  Our drug technology utilizes specifically-configured RNA.  Our double-stranded RNA drug product, trademarked Ampligen®, an experimental, unapproved drug, that would be administered intravenously.

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

We are carefully reviewing the CRL and will seek a meeting with the FDA to discuss its recommendations upon the compilation of necessary data to be used in our response.  We intend to take the appropriate steps to seek approval and commercialization of Ampligen®.  Most notably, the FDA stated that the two primary clinical studies submitted with the NDA did not provide credible evidence of efficacy of Ampligen® and recommended at least one additional clinical study which shows convincing effect and confirms safety in the target population.  The FDA indicated that the additional study should be of sufficient size and sufficient duration (six months) and include appropriate monitoring to rule out the generation of autoimmune disease.  In addition, patients in the study should be on more than one dose regimen, including at least 300 patients on dose regimens intended for marketing.  We continue to plan a confirmatory clinical study of 600 patients each, in which we intend to utilize the same primary endpoints as our earlier studies but with an enlarged number of subjects to potentially achieve a more representative statistical model.  Lastly, additional data including a well-controlled QT interval study (i.e., a measurement of time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle) and pharmacokinetic evaluations of dual dosage regiments were requested.  Other items required by the FDA include certain aspects of Non-Clinical safety assessment and Product Quality.  In the Non-Clinical area, the FDA recommended among other things that we complete rodent carcinogenicity studies in two species.  As part of the NDA submission, we had requested that these studies be waived, but the waiver had not been granted.

In September 2008, we engaged Lovelace Respiratory Research Institute (“Lovelace”) in Albuquerque, New Mexico, to perform certain animal toxicity studies in support of our Ampligen® NDA.

On January 14, 2010, we submitted reports of new preclinical data regarding Ampligen® to the FDA that we believe should be sufficient to address certain preclinical issues in the FDA’s CRL.  The preclinical studies discussed in these reports were the combined work-product of the staffs at Hemispherx and Lovelace regarding pharmacokinetic analyses in two lower animal species (primate and rodent).  The new preclinical data showed no evidence of antibodies against Ampligen® in primates nor evidence of an increase in certain undesirable cytokines (specific modulators of the immune system) at clinically used doses of Ampligen® for CFS.  Although most other experimental immunomodulators have been associated with one or more features of aberrant immune activity, including toll-like receptor activators (of which Ampligen® is one), this was specifically not seen with Ampligen® in primates.

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

The FDA also commented on Ampligen® manufacturing noting the need to resolve outstanding inspection issues at the facilities producing Ampligen®.  These include our facility located in New Brunswick, NJ and one of our third-party subcontractor manufacturing facilities, Hollister-Stier Laboratories of Spokane, Washington (“Hollister-Stier”).  On December 11, 2009 via Hollister-Stier, we submitted comprehensive new data, from the combined work-product of both staffs, to the District Office (“DO”) of the FDA in Seattle, WA which we believed demonstrated that certain manufacturing issues noted in the pre-approval inspections at the facility had been fully addressed.  On February 2, 2010, Hollister-Stier received a favorable response from the FDA’s Seattle DO in which they noted that certain manufacturing issues noted in the pre-approval inspection at this facility had been fully addressed and made a recommendation to the FDA’s Center for Drug Evaluation and Research (“CDER”) for approval of our subcontractor as a manufacturing site under the Ampligen® NDA.  The DO recommendations are not binding on the FDA and pertain only to the specific manufacturing issues cited in the Ampligen® manufacturing response and to the subcontractor site.  See “Manufacturing” below.

We are also engaged in ongoing, experimental studies assessing the efficacy of Ampligen® against influenza viruses.  The status of our initiative for Ampligen® as an adjuvant for preventative vaccine development includes the pre-clinical studies in seasonal and pandemic influenza for intranasal administration being conducted by Japan’s National Institute for Infectious Diseases (“NIID”).  A three year program targeting regulatory approval for pandemic influenza and seasonal influenza in Japan has been funded by the Japanese Ministry of Health with the NIID and Biken (operational arm of the non-profit Foundation for Microbial Disease of Osaka University) in which Ampligen® is used as a mucosal adjuvant with vaccine.  Our arrangement with Biken is part of a process to develop an effective nasal administered vaccine for Japan utilizing the resources of the NIID, varied vaccines and Hemispherx supplied Ampligen®.  See “Research and Development (R&D); Other Viral Diseases” below.

A Phase II Trial for intramuscular administration of Ampligen® for seasonal influenza was conducted in Australia through St. Vincent’s Hospital.  We have attempted in good faith to obtain the clinical data and retrieve the study samples from St. Vincent’s recently restructured Clinical Trials Centre.  As a prerequisite of payment, we requested the confirmation that samples were properly maintained utilizing current Good Clinical Practice (“cGCP”) and Good Laboratory Practice (“cGLP”) for the controlled environment as per our agreement.  On February 5, 2010, our Counsel advised them in correspondence that, due to the failure to meet the condition precedent to payment, we had no choice but to declare them in breach of the agreement and our intention to terminate the relationship between parties.  Due to the termination of this agreement, we are not able to test the samples taken for this study for efficacy (i.e., the capacity for beneficial change or therapeutic effect from a given treatment).

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

We estimate that it could take approximately 18 months to three years to complete an Ampligen® clinical study for resubmission to the FDA under the industry norm of three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA.  The actual duration to complete the clinical study may be different based on the final design of an accepted FDA clinical Phase III study, availability of participants, clinical sites and any other factors that could impact the implementation of the study, analysis of results, or requirements of the FDA and other governmental organizations.

Additionally, we estimate that the approximate cost to undertake the Ampligen® Phase III clinical study could range from $12,000 to $18,500 per each of the 600 participating patients, for an estimated range of total costs of $7,200,000 to $11,100,000.  Our estimate is based on the belief that our experience from the prior Phase III study and established teams (e.g., Medical, Data Processing, Clinical Monitors, Statisticians, Medical Reporting) along with existing inventory and investigational protocol, could produce financial efficiencies.  We believe that these efficiencies could permit our costs of undertaking a Phase III CFS study to be discounted as compared to a potential $28,500 per patient cost approximated as an industry average for running a Phase III study from scratch, as estimated and adjusted for inflation, utilizing data from the business intelligence firm Cutting Edge Information.  The actual costs of a Phase III investigation study for CFS may differ based on final design of an accepted FDA Phase III clinical study, prevailing costs to undertake clinical studies, qualification and access to CFS patients, insurance and government requirements along with other potential costs or reimbursements unknown at this time.

As discussed below in “Research And Development (“R&D”); Myalgic Encephalomyelitis/ Chronic Fatigue Syndrome” in the October 8, 2009 issue of Science Express, a consortium of researchers from the Whittemore Peterson Institute (“WPI”), the National Cancer Institute and the Cleveland Clinic reported a new retrovirus - XMRV (xenotropic murine leukemia related virus) - in the blood cells of 67% of Chronic Fatigue Syndrome (“CFS”) patients and 3.7% in healthy control subjects.  We believe that our collaboration with WPI could determine if there is a correlation between patient samples from our previously completed Phase III trial of Ampligen® for CFS and XMRV.  If a positive correlation can be determined, it may provide a new perspective on the design of the additional Phase III study as required by the FDA.  However, until it can be determined if XMRV can be recognized and used as a potential validation marker to better identify potential CFS patients, we have delayed finalizing the design of the Phase III clinical study’s protocol.  Therefore, the timing to begin and projection to complete the Phase III study are unknown at this time.

Aside from the foregoing, we cannot estimate what additional studies and/or additional testing or information that the FDA may require. Accordingly, as of this time, we are unable to estimate the nature, timing, costs and necessary efforts to obtain FDA clearance, the anticipated completion dates or whether we will obtain FDA clearance.

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

The FDA approved Alferon N Injection® in 1989 for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older.  Certain types of human papillomaviruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”).  The Centers for Disease Control and Prevention (“CDC”) estimates that approximately twenty million Americans are currently infected with HPV with another six million becoming newly infected each year.

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

It is our belief that the use of Alferon® N in combination with Ampligen® has the potential to increase the positive therapeutic responses in chronic life threatening viral diseases.  While Alferon N Injection® remains in clinical development for treating West Nile Virus, the ability to continue this study has been hampered by the significant reduction in confirmed cases.  We also are planning trials of Alferon N Injection® for seriously ill, hospitalized influenza patients in Argentina and potentially other countries.  (Please see “Alferon® Low Dose Oral (LDO)” below for more information.)

Alferon® Low Dose Oral (LDO)

Alferon® LDO [Low Dose Oral Interferon Alfa-n3 (Human Leukocyte Derived)] is an experimental low-dose, oral liquid formulation of Natural Alpha Interferon and like Alferon N Injection® should not cause antibody formation, which is a problem with recombinant interferon.  It is an experimental immunotherapeutic believed to work by stimulating an immune cascade response induced by cells through absorption in the oral mucosa, enabling it to bolster systemic antiviral responses.  Oral interferon could be economically feasible for patients and logistically manageable in development programs in third-world countries primarily affected by avian or swine influenza and other emerging viruses.  Oral administration of Alferon® LDO, with its anticipated affordability, low toxicity, no production of antibodies, and broad range of potential bioactivity, may provide a low cost treatment or prevention for a broad spectrum of viral diseases.

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

Alferon® LDO is undergoing pre-clinical testing for possible prophylaxis against influenza.  Subject to FDA authorization and/or authorization of regulatory authorities in other countries, the finished goods inventory of Alferon N Injection® 5ml vials could be used to produce approximately 11,000,000 sachets of Alferon® Low Dose Oral (“LDO”) for clinical trials.  However, no assurance can be given that this inventory will be permitted to be used in future clinical trials or for any other clinical use.  While the studies to date have been encouraging, preliminary testing in the laboratory and animals is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of any influenza or other viral infection requires prior regulatory approval and there can be no assurance that such approval can be obtained either for clinical trial use or commercial sale.

In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase II Trial, well-controlled, clinical study using Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Following a teleconference with the FDA in November 2009, the FDA placed the proposed study on “Clinical Hold” because the protocol was deemed by the FDA to deficient in design, and because of the need for additional information to be submitted in the area of chemistry, manufacturing and controls (“CMC”).  Thereafter in December 2009, we submitted additional information by Amendment with respect to both the clinical protocol design issues and the CMC items.  In January 2010, the FDA acknowledged that our responses to the clinical study design issues were acceptable; however, removal of the Clinical Hold was not warranted because the FDA believed that certain CMC issues had not been satisfactorily resolved.  In this regard, the FDA communicated concern regarding the extended storage of Alferon® LDO drug product clinical lots which had been manufactured from an active pharmaceutical ingredient (“API”) of Alferon N Injection® manufactured in year 2001.  While the biological (antiviral) potency of the product had remained intact, we learned through newly conducted physico-chemical tests (the “new tests” of temperature, pH, oxidation and light on the chemical stability of the active API), that certain changes in the drug over approximately nine storage years (combined storage of Alferon N Injection® plus storage of certain LDO sachets) had introduced changes in the drug which might adversely influence the human safety profile.  These “new tests” are part of recent FDA requirements for biological products, such as interferon, which did not exist at the time of the original FDA approval of Alferon N Injection® for commercialization and at the time of FDA approval of the “Establishment License” for Hemispherx’ manufacturing facility.  Based on the recent FDA request, we have now established and implemented the “new test” procedures.  As a result, we have found that certain Alferon N Injection® lots with extended storage (i.e., approximately eight to nine years) do appear to demonstrate some altered physico-chemical properties.  However we have also observed that more recent lots, including those manufactured beginning in the year 2006, are superior with respect to the enhanced scrutiny of these tests and, in our view, could be considered appropriate for clinical trials in the Alferon® LDO sachet format.  Due to the capital improvements and enhancements to the manufacturing process at our New Brunswick facility, we intend to submit new data to the FDA in late 2010 utilizing more current Raw Materials and/or Work In Progress inventory.  We believe that the full Clinical Hold could be thereafter lifted if the FDA concurs that these data address the outstanding CMC issues cited in the January 2010 FDA recommendations.

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

The following table sets forth the costs related to our major products for each of the prior three years.  Our aggregate expenses from the time that we first started developing nucleic acid pharmaceutical technology in the mid 1980s through March 2003 were substantially related to the development of Ampligen®, and from that date through the current period were substantially related to Ampligen® and Alferon

	(dollars in thousands)
Costs and Expenses	Year Ended December 31, 2009
	Ampligen® NDA	Alferon N Injection®	Alferon ® LDO	Other	Total

Production/cost of goods sold	$-	$584	$-	$-	$584
Research and development	5,026	-	1,784	185	6,995
General and administrative	3,844	447	1,364	141	5,796

Total	$8,870	$1,031	$3,148	$326	$13,375

	(dollars in thousands)
Costs and Expenses	Year Ended December 31, 2008
	Ampligen® NDA	Alferon N Injection®	Alferon ® LDO	Other	Total

Production/cost of goods sold	$-	$798	$-	$-	$798
Research and development	5,491	-	-	309	5,800
General and administrative	5,392	783	-	303	6,478

Total	$10,883	$1,581	$-	$612	$13,076

	(dollars in thousands)
Costs and Expenses	Year Ended December 31, 2007
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total

Production/cost of goods sold	$-	$930	$-	$-	$930
Research and development	10,283	-	-	161	10,444
General and administrative	8,113	784	-	127	8,974

Total	$18,396	$1,664	$-	$288	$20,348

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

The U.S. patents relating to our Alferon® products expire April 2, 2013 (5,503,828) October 14, 2014 (5,676,942) and December 22, 2017 (5,989,441).

RESEARCH AND DEVELOPMENT (“R&D”)

Our general focus is on developing drugs for use in treating viral and immune based chronic disorders and diseases such as ME/CFS, HIV, HPV, SARS and West Nile Virus.  Our current R&D projects are only targeting treatment therapies for ME/CFS and other viral diseases such as prevention and treatment of seasonal and pandemic H1N1 or Avian influenza.

Our primary focus during the past three fiscal years has been on our Ampligen® New Drug Application for the treatment of CFS. In 2009, we also began to develop Alferon® Low Dose Oral for treatment of viral diseases.

The following table summarizes our research and development costs for the years 2007, 2008 and 2009 by project.

	(in thousands)
	2007	2008	2009
Ampligen® New Drug Application for the treatment of Chronic Fatigue Syndrome	$10,283	$5,491	$5,026
Alferon® LDO	-	-	1,784
Other projects	161	309	185

Total research and development	$10,444	$5,800	$6,995

In November 2009, we received a CRL from the FDA which indicated, among other things, that an additional study would be needed to confirm safety and our Alferon® LDO is in the initial stages of development. See “Our Products” above.  Aside from our discussion above in “Our Products; Ampligen®”, we cannot estimate what additional studies and/or additional testing or information that may be required by the FDA. Accordingly, as of this time, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis to estimate when material net cash inflows are expected to commence.  We have yet to generate any revenues from the sale of these products.  As of December 31, 2009, we had approximately $58.1 million in Cash and Cash Equivalents and, based upon our current anticipated financial needs, absent unexpected circumstances or new opportunities, we anticipate, but cannot assure, that we will be able to fund operations for at least the next five years.  However, if we are unable to timely commercialize and sell Ampligen® for the treatment of CFS or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity will be adversely effected (see Item 1A. Risk Factors; “We may require additional financing which may not be available” below).

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

In the October 8, 2009 issue of Science Express, a consortium of researchers from the Whittemore Peterson Institute (“WPI”), the National Cancer Institute and the Cleveland Clinic report a new retrovirus in the blood cells of 67% of CFS patients and 3.7% in healthy control subjects.  The infectious virus was also greater than 99% identical to that previously detected in prostate cancer.  Patients with CFS are known to display various abnormalities in immune system functions and experience both higher cancer rates and neurological pathology, which have been associated with the human retroviruses HIV and HTLV-1.  While an updated agreement is being finalized, we continue to collaborate with WPI under the terms of an Evaluation Agreement that expired on July 23, 2010 to evaluate Hemispherx patient samples for XMRV using WPI’s proprietary flow cytometry assay.  Immunosuppression is often seen in CFS patients and may be a feature of many retroviruses in animal and man.  We are presently also collaborating with the Institute with respect to the potential roles of the novel retrovirus more generally found in CFS.  These studies are taking the form of both retrospective analysis from stored samples of CFS patients, with and without Ampligen® treatment, along with prospective clinical studies.

Other Viral Diseases

We are engaged in ongoing, experimental studies assessing the efficacy of Ampligen®, Alferon N Injection® and Alferon® LDO against influenza viruses.  Ampligen® as a mucosal adjuvant with vaccine has been studied at Japan’s National Institute of Infectious Disease (“NIID”) and at Biken (the for profit operational arm of the Foundation for Microbial Diseases of Osaka University).  We have been focusing our resources on the studies being undertaken in Japan and the United States along with the design of new Alferon® LDO studies for both prevention and treatment of seasonal or pandemic influenza.

We had a material evaluation agreement with Biken which expired on September 1, 2010.  We are in active discussions with Biken to extend the agreement. Pursuant to the agreement, we supplied Biken with proprietary information related to Ampligen® and Biken purchased Ampligen® from us for use solely in connection with evaluating Ampligen® as a candidate for adjuvant incorporated into potential influenza virus vaccines in the form of intranasal mucosal administration, including conducting further animal studies of intranasal prototype vaccines containing antigens from various influenza sub-types, including H5N1, H1N1, H3N2 and B.  This collaboration may progress to human studies and has received the support of the Japanese Health Ministry.

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

Dr. Hasegawa expanded the data on Ampligen® in an October 23, 2009, issue of “Vaccine” (Vol. 27, issue 45, pp 6276-6279) to include the conveyance of cross-protective immunity against various variants of the pandemic influenza virus.  In this article, jointly published by researchers at NIID and Yale University, it was communicated that Ampligen® may convey two additional biological properties, in addition to the above referenced cross-protection, when co-administered intranasally with pandemic influenza vaccines: 1) the enhancement of immunity with higher IgA and IgG levels, which may convey a survival/therapeutic advantage in animal model systems, and 2) the potential to widen the therapeutic (preventative) profile (“heterosubtypic immunity”) by protecting against a phenomenon known as “antigenic drift” in which the pandemic virus may escape the preventative effect of the vaccine; this phenomenon is well-established with avian H5N1 virus and mitigated the potential effectiveness of various influenza vaccines manufactured several years ago in the U.S.A.  Animal model experiments do not necessarily predict biological behavior in man.

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

On July 15, 2010, we entered into an amended adviser's agreement (the "Sage Agreement") with The Sage Group, Inc. ("Sage") that amends and supersedes all other agreements and arrangements between the parties.  Sage was instrumental in securing our relationship with Biken.  Pursuant to the Sage Agreement, we have retained Sage to assist us in finding and consummating licensing, partnering, distribution, alliance or other similar transactions pertaining to and promoting the sale of our products and technologies ("Transactions").  Transactions do not include agreements that are non-revenue producing such as research arrangements or feasibility studies.  The Sage Agreement runs for 18 months and automatically renews for an additional 18 months unless terminated on 180 days notice prior to the expiration of the term.  For its services, Sage is entitled to a monthly fee of $15,000.  Should we enter into a Transaction during the term of the Sage Agreement or within 18 months thereafter, Sage is entitled to a success fee equal to five percent of all Consideration (as defined in the Sage Agreement) received by us and our affiliates as a result of the Transaction.  The Success Fee is capped at $5,000,000 per year.  At the sole discretion of our Board, Sage may receive an additional bonus for extraordinary performance or special projects up to $250,000 per year.  Upon execution of the Sage Agreement, we issued an aggregate of 545,000 10 year options to Sage personnel.

In January 2010, we engaged an Argentinean regulatory and business design entity to explore the possibility of initiating clinical trials of Alferon N Infection®, Ampligen® and Alferon® LDO during the influenza season in Argentina.

A clinical trial for intramuscular administration of Ampligen® for seasonal influenza conducted in Australia through St. Vincent’s Hospital utilized Ampligen® administered intramuscularly (“IM”) in combination with seasonal influenza vaccine. This open-label study (Phase IIa Trial) utilized Ampligen® (Poly I: Poly C12U) as a potential immune-enhancer in Australia with thirty-eight subjects age 60 or greater with the standard trivalent seasonal influenza vaccines.  We have attempted in good faith to obtain the clinical data and retrieve the study’s samples from St. Vincent’s recently restructured Clinical Trials Centre.  As a prerequisite of payment, we requested the confirmation that samples were properly maintained utilizing current Good Clinical Practice (“cGCP”) and Good Laboratory Practice (“cGLP”) for the controlled environment as required by our agreement.  In February 2010, our General Counsel advised them in correspondence that due to the failure to meet the condition precedent for payment, we had no choice but to declare them in breach of the agreement and our intention to terminate the relationship between parties.  Due to the termination of this agreement, we are not able to test the samples collected in this study for efficacy (i.e., the capacity for beneficial change or therapeutic effect from a given treatment).

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

Collaboration studies in non-human primates conducted by ViroClinics in the Netherlands suggest a potential role for Alferon® LDO as another novel therapeutic approach to viral pandemics.  In these studies, Alferon® LDO treatment appeared to be more effective than published results for a neuraminidase inhibitor (Relenza®), which is a current standard for care of seasonal influenza along with a similar drug (Tamiflu®).  The opportunity for Alferon® LDO is reinforced by new reports of severe side effects secondary to Tamiflu®, by both the FDA and Japanese health authorities.  Also, Tamiflu® resistant strains of influenza virus are now raising serious concerns on a world-wide basis.  We are planning to expand this Alferon® LDO effort into H1N1 Swine Flu preclinical models in the United States and preclinical laboratory studies are initially underway.

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

The FDA, in its November 25, 2009 CRL, noted that its field investigators had conveyed deficiencies to us at our New Jersey facility that needed to be resolved before the NDA could be approved.  We believe these issues to be the same as those on the Form FDA 483 discussed above.  At our expected meeting with the FDA to review the CRL, we intend to communicate that it is our understanding that these manufacturing issues had been previously addressed.

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

We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.  We have a Supply Agreement with Hollister-Stier Laboratories LLC (“Hollister-Stier”) of Spokane, Washington, related to the manufacture of Ampligen®.  Pursuant to the agreement, we are required to supply the key raw materials and Hollister-Stier formulates and bottles Ampligen®.  At least 90 days prior to our first order, we are required to provide a written 12 month rolling forecast of our initial requirements for the product and, every 90 days thereafter, provide an extended 12 month forecast of the number of batches we anticipate will be needed and the requested delivery dates.  Our baseline cost was set in the agreement and increases annually based on any percentage increase in the Producer Price Index - Pharmaceutical Preparations. Payment is due 30 days after our acceptance of the Product.  Hollister-Stier has a right of first refusal to manufacture certain Ampligen® related products.  The Supply Agreement was entered into in December 2005 and had a five year term unless terminated earlier.  The agreement is terminable by either party upon a material breach by the other party of the agreement that is not cured within 60 days or upon the other party’s insolvency or certain filings under the U.S. Bankruptcy Code.   In February 2010, the agreement was extended through the earlier of the date upon which the parties execute a revised supply agreement or March 1, 2011.

The FDA, in its CRL, also noted the need to resolve outstanding inspection issues at the Hollister-Stier facility.  On December 11, 2009 via Hollister-Stier, we submitted comprehensive new data to the District Office (“DO”) of the FDA in Seattle, WA, which we believed demonstrated that certain manufacturing issues noted in the pre-approval inspections at the facility had been fully addressed.  On February 2, 2010, Hollister-Stier received a favorable response from the FDA’s Seattle DO in which they noted that certain manufacturing issues noted in the pre-approval inspection at this facility had been fully addressed and that they had forwarded a recommendation to the FDA’s CDER for approval of Hollister-Stier as a manufacturing site under the Ampligen® NDA.  The DO recommendations are not binding on the FDA and pertain only to the specific manufacturing issues cited in the Ampligen® manufacturing response and to the subcontractor site.

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

In May 2010, we formed a Data Safety Monitoring Board (“DSMB”) that consists of two independent regulatory and medical experts along with a Biostatistics expert.  The function of the DSMB is to perform independent safety and efficacy analyses on our clinical trials, including those with Alferon® LDO.  However with Alferon® LDO study on FDA Clinical Hold, the DSMD has yet to take action.

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

Alferon® LDO is undergoing pre-clinical testing for possible prophylaxis against influenza.  While the studies to date have been encouraging, preliminary testing in the laboratory and in animal models is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of any influenza requires prior regulatory approval. In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase II Trial, well-controlled, clinical study for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Following a teleconference with the FDA in November 2009, the FDA placed the proposed study on “Clinical Hold” because the protocol was deemed by the FDA to be deficient in design and because additional information was required to be submitted in the area of chemistry, manufacturing and controls (“CMC”).  Thereafter in December 2009, we submitted additional information by Amendment with respect to both the clinical protocol design issues and the CMC items.  In January 2010, the FDA acknowledged that our responses to the clinical issues were acceptable; however, the Clinical Hold was maintained in effect because the FDA believed that certain CMC issues had not yet been satisfactorily resolved.  In this regard, the FDA communicated continuing questions regarding the extended storage of Alferon® LDO drug product clinical lots which had been manufactured from an active pharmaceutical ingredient (“API”) of Alferon N Injection® manufactured in year 2001.  Only the FDA can determine whether a drug is safe, effective or appropriate for clinical testing or treating a specific application.  Therefore, no assurance can be given that the use of our existing inventory will be permitted for use in future clinical trials.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved.  As of December 31, 2009, our restated accumulated deficit was approximately $(204,589,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

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

Ampligen® is currently being tested as a vaccine adjuvant for H5N1, a pathogenic avian influenza virus (“HPAIV”) in Japan, where the preclinical data has shown activity in preventing lethal challenge with the original virus used for vaccination as well as the other related, but not identical, isolates of H5N1 virus (i.e., cross-reactivity).  The clinical testing phase of Ampligen® in Japan is expected to begin in 2010 (see “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; General” in Part I above).  No assurance can be given that similar results will be observed in clinical trials.  Use of Ampligen® in the treatment of influenza requires prior regulatory approval.  Only the FDA or other corresponding regulatory agencies world-wide can determine whether a drug is safe, effective and appropriate for treating a specific application.  As discussed above, obtaining regulatory approvals is a rigorous and lengthy process (see “Our drugs and related technologies are investigational and subject to regulatory approval.  If we are unable to obtain regulatory approval, our operations will be significantly adversely affected” above).

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

•	changes in U.S. or foreign regulatory policy during the period of product development;
•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
•	conditions and trends in the pharmaceutical and other industries;
•	new accounting standards;
•	overall investment market fluctuation;
•	restatement of financial results; and
•	occurrence of any of the risks described in these "Risk Factors".

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

Sales of substantial amounts of our common stock in the public market, including our sale of securities pursuant to the universal shelf registration statement or upon exercise of outstanding Warrants could cause the market price for our common stock to decrease.  Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders:	8,797,912	$2.60	13,755,325

Equity compensation plans not approved by security holders:	11,008,246	$1.44	-

Total	19,806,158	$1.96	13,755,325

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

Year Ended December 31	2005	2006	2007	2008	2009
					(restated)

Statement of Operations Data:
Revenues and License fee Income	$1,083	$933	$1,059	$265	$111

Total Costs and Expenses(1)	10,998	19,627	20,348	13,076	13,375

Interest Expense and Financing Costs(2)	3,121	1,259	396	-	241

Redeemable warrants valuation adjustment(3)	-	-	-	-	(6,258)

Net loss	(12,446)	(19,399)	(18,139)	(12,219)	(7,180)

Deemed Dividend	-	-	-	-	-

Net loss applicable to common stockholders	(12,446)	(19,399)	(18,139)	(12,219)	(7,180)

Basic and diluted net loss per share	$(0.24)	$(0.31)	$(0.25)	$(0.16)	$(0.07)

Shares used in computing basic and diluted net loss per share	51,475,192	61,815,358	71,839,782	75,142,075	109,514,401

Balance Sheet Data:

Working Capital	$16,353	$16,559	$14,412	$5,646	$55,789

Total Assets	24,654	31,431	23,142	13,211	64,994

Debt, net of discount	4,171	3,871	-	-	-

Stockholders’ Equity	18,627	24,751	20,955	11,544	58,695

Cash Flow Data:
Cash used in operating activities	(7,231)	(13,747)	(15,112)	(9,358)	(9,297)
Capital expenditures	$(1,002)	$(1,351)	$(212)	$(73)	$(332)

(1)	General and Administrative expenses include stock compensation expense of $391, $2,483, $2,291, $573 and $826 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

(2)	For information concerning our financing see Note 6 to our consolidated financial statements for the year ended December 31, 2009 contained herein.

(3)	Please see “Note 18 – Restatement” under Notes to Consolidated Financial Statements and “ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Restatement”.

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

Restatement

In connection with equity financings on May 11 and 19, 2009, we issued warrants (the “Warrants”) that are single compound derivatives containing both an embedded right to obtain stock upon exercise (a “Call”) and a series of embedded rights to settle the Warrants for cash upon the occurrence of certain events (each, a “Put”).  Generally, the Put provisions allow the Warrant Holders liquidity protection; the right to receive cash in certain situations where the Holders would not have a means of readily selling the shares issuable upon exercise of the Warrants (e.g., where there would no longer be a significant public market for our common stock).  However because the contractual formula used to determine the cash settlement value of the embedded Put requires use of certain assumptions, the cash settlement value of the embedded Put can differ from the fair value of the unexercised embedded Call option at the time the embedded Put option is exercised.  Specifically, the Put rights would be triggered upon the happening of a “Fundamental Transaction” (as defined below) that also is (1) an all cash transaction; (2) a “Rule 13e-3 transaction” under the Exchange Act (where the Company would be taken private); or (3) a transaction involving a person or entity not traded on a national securities exchange.  “Fundamental Transactions” include (i) a merger or consolidation of the Company with or into another person or entity; (ii) a sale, lease, license, transfer or other disposition of all or substantially all of the Company’s assets; (iii) any purchase offer, tender offer or exchange offer in which holders of Company Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property, which offer has been accepted by the holders of 50% or more of the Company’s outstanding Common Stock; (iv) a reclassification, reorganization or recapitalization of the Common Stock pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property; or (v) a stock purchase or other business combination with another person or entity is effected pursuant to which such other person or entity acquires more than 50% of the outstanding shares of Common Stock.  Pursuant to the Warrants, the Put rights enable the Warrant Holders to receive cash in the amount of the Black-Scholes value is obtained from the “OV” function on Bloomberg, L.P. (“Bloomberg”) determined as of the day of consummation of the applicable Fundamental Transaction for pricing purposes and reflecting (A) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the time between the date of the public announcement of the applicable Fundamental Transaction and the Warrant expiration date, (B) an expected volatility equal to the greater of 100% and the 100 day volatility obtained from the HVT function on Bloomberg as of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction, (C) the underlying price per share used in such calculation shall be the sum of the price per share being offered in cash, if any, plus the value of any non-cash consideration, if any, being offered in such Fundamental Transaction and (D) a remaining option time equal to the time between the date of the public announcement of the applicable Fundamental Transaction and the Warrant expiration date.

Initially, we determined that these Warrants created a related Liability in accordance with ASC 480-10-55-29 & 30 due to the fact that the Warrants could be settled for cash as discussed above.  In our estimation of the value of this Liability, we interpreted and applied the concept of “Fair Value” from ASC 820 (formally SFAS 157).  After reviewing current accounting literature and the findings and opinion of an independent appraiser in determining proper accounting treatment, we took into account the extreme unlikelihood of the occurrence of a Fundamental Transaction triggering a right to cash settlement as a probability factor in applying a Black-Scholes-Merton valuation of the Warrants.  As a result, we deemed the fair value of the Warrants to be immaterial and, therefore, we stated the Warrants’ related Liability from May 31, 2009 through December 31, 2009 at zero.

On September 15, 2010, we received a comment letter from the Securities and Exchange Commission (“SEC”) concerning its review of our annual report on Form 10-K, as amended, for the year ended December 31, 2009.  During the process of resolving the SEC’s comments, the SEC Staff alerted us that they did not agree with our method of computing the fair value of the Warrants as discussed above.

As a result, on December 22, 2010, after discussion with McGladrey & Pullen, LLP, our independent registered public accounting firm, our Audit Committee determined that the previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Forms 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 and in our Forms 10-Q for the periods ended June 30, 2009 and September 30, 2009, should not be relied upon.  We have restated the financial statements for the year ended December 31, 2009 contained herein and will restate the financial statements contained in our Forms 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 (including the comparable periods ended June 30, 2009 and September 30, 2009) to reflect the revised value of this Liability.

The restatements reflect the recalculation of the fair value of the Warrants using a Monte Carlo Simulation approach, applying critical assumptions provided by Management reflecting conditions at the valuation date.  The Monte Carlo Simulation approach incorporates the incremental value of the Put rights available to the Warrant Holders.  The fair value of Warrants ranged from $0.37 to $2.14 during 2009 and ranged from $0.37 to $0.38 at December 31, 2009.

The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period.  Such value computation includes subjective input assumptions that are consistently applied each period.  If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

Fair value at measurement dates during the period from Warrants’ issuances at May 10, 2009, May 18, 2009 and May 21, 2009 to December 31, 2009, were estimated using the following assumptions:

Underlying price per share	$0.56 - $2.54
Exercise price per share	$1.10 – $1.65
Risk-free interest rate	0.19% - 2.67%
Expected holding period	0.122 - 5.50 years
Expected volatility	94.99% – 226.46%
Expected dividend yield	None

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)           Risk-Free Interest Rate.  The risk-free interest rates for the Warrants are based on U.S Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)          Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised.  The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.

(iii)         Expected Volatility.  Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)         Expected Dividend Yield.  Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period.  As the Company has never issued dividends, the expected dividend yield is $-0- and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)          Expected Probability of a Fundamental Transaction.  The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote.  As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange.  The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved;
b.	The Company will have to perform additional clinical trials for FDA approval of its flagship product;
c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;
d.	Available capital for a potential buyer in a cash transaction continues to be limited;
e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development;
f.
According to Forbes.com, of approximately 17,000 public companies, fewer than 30 went private in 2008 and less than 100 were completed in 2007, representing 0.18% and 0.6%, respectively.  This would be further reduced based on the nature of a life sciences company and the potential lack of revenues, cash flows and the Company’s funding needs; and

g.	The Company's Rights Agreement makes it less attractive to a potential buyer.

With the above factors utilized in analysis of the likelihood of the Put's potential Liability, the Company estimated the range of probabilities related to a Put right being triggered as:

Range of Probability	Probability
Low	0.5%
Medium	1.0%
High	5.0%
The Monte Carlo Simulation incorporated a 5.0% probability of a Fundamental Transaction.

(vi)         Expected Timing of Announcement of a Fundamental Transaction.  As the Company has no specific expectation of a Fundamental Transaction, for reasons elucidated above, the Company utilized a discrete uniform probability distribution over the Expected Holding Period to model in the potential announcement of a Fundamental Transaction occurring during the Expected Holding Period.
(vii)       Expected 100 Day Volatility at Announcement of a Fundamental Transaction.  An estimate of future volatility is necessary as there is no mechanism for directly measuring future stock price movements.  Daily observations of the Company’s historical stock values for the 100 days immediately prior to the Warrants’ grant dates, with a floor of 100%, were utilized as a proxy for the future volatility.

(viii)      Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction.  The Company utilized a risk-free interest rate corresponding to the forward U.S. Treasury rate for the period equal to the time between the date forecast for the public announcement of a Fundamental Transaction and the Warrant expiration date for each simulation.
(ix)       Expected Time Between Announcement and Consummation of a Fundamental Transaction.  The expected time between the announcement and the consummation of a Fundamental Transaction is based on the Company’s experience with the due diligence process performed by acquirers, and is estimated to be six months.  The Monte Carlo Simulation approach incorporates this additional period to reflect the delay Warrant Holders would experience in receiving the proceeds of the Put.

As a result of the corrections in the valuation of the Liabilities as of December 31, 2009 described above, we have restated our consolidated financial statements in this amended report as follows:

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2009

(in thousands)
	December 31, 2009 As Previously Reported	Adjustments	December 31, 2009 As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$58,072		$58,072
Prepaid expenses and other current assets	332		332

Total current assets	58,404		58,404

Property and equipment, net	4,704		4,704
Patent and trademark rights, net	830		830
Investment	35		35
Construction in progress	135		135
Other assets	886		886

Total assets	$64,994		$64,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$1,294		$1,294
Accrued expenses	1,321		1,321

Total current liabilities	2,615		2,615

Redeemable warrants	-	17,359(a)	3,684
		(7,417)(b)
		(6,258)(b)(c)
Total liabilities	2,615	3,684	6,299

Commitment and contingencies

Stockholders’ equity
Preferred stock	-		-
Common stock	133		133
Additional paid-in capital	273,093	(17,359)(a)	263,151
		7,417(b)
Accumulated deficit	(210,847)	6,258(b)(c)	(204,589)

Total stockholders' equity	62,379	(3,684)	58,695

Total liabilities and stockholders’ equity	$64,994		$64,994

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
 Year ended December 31, 2009

(in thousands, except per share data)

	December 31, 2009 As Previously Reported		Adjustments			December 31, 2009 As Restated

Revenues:

Sales of product, net	$		$			$

Clinical treatment programs		111					111

Total revenues		111					111

Costs and expenses:

Production/cost of goods sold		584					584
Research and development		6,995					6,995
General and administrative		5,796					5,796

Total costs and expenses		13,375					13,375

Operating loss		(13,264)					(13,264)

Interest and other income		67					67
Financing costs		(241)					(241)
Redeemable warrants valuation adjustment		-		6,258	(b)(c)		6,258

Net loss		$(13,438)		$6,258			$(7,180)

Basic and diluted loss per share		$(0.12)		$.05			$(0.07)

Weighted average shares outstanding Basic and Diluted		109,514,401					109,514,401

NOTES:

(a)
The total initial estimated fair value of the Liability related to the Warrants was $17,359,000 at the date of their issuance in May 2009.  In order to record this Liability, an adjustment will be made to decrease Additional Paid-In Capital and increase Liabilities by $17,359,000.

(b)
In May 2009 and June 2009, some of these Warrants were exercised resulting in total non-cash losses of $3,675,000.  Prior to each exercise, the individual Warrant’s fair value was revalued.  The revaluation adjustments were made to increase the above mentioned Warrants’ Liability of $17,359,000 by the related $3,675,000 loss and then, upon exercise, reduce the Warrants’ Liability value by $7,417,000 for the exercised Warrants.

(c)
The estimated fair value of the Liability related to the Warrants was revalued at the end of each fiscal quarter from June 2009 through December 31, 2009.  Due to the decreasing trading value of our stock during this period, at December 31, 2009, the value of the Liability related to the remaining outstanding Warrants will be $3,684,000.  The June to December 2009 year to date adjustments to record the change in fair value for the remaining Warrants’ Liability will be $9,933,000, resulting in a related non-cash gain of $9,933,000.

None of the above issues from this non-cash adjustment will actually affect our revenues, operating expenses, liquidity or cash flows from past or future operations, except in the highly unlikely event that a Put right is triggered under the Warrants.

 RESULTS OF OPERATIONS

Year ended December 31, 2009 versus December 31, 2008

Net Loss (restated)

Our net loss of approximately $7,180,000 for the year ended December 31, 2009 was 41.2% lower when compared to the same period in 2008.  This $5,039,000 decrease in loss was primarily due to:

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

6)
An adjustment at December 31, 2009 to record the change in fair value for a Liability related to the Warrants issued in May 2009.  This Liability of $17,359,000 as originally recorded in May 2009, was adjusted due to a change in the method of computing the fair value of the Warrants’ Liability including taking into account the exercise of some of these Warrants and revalued to $3,684,000 at December 31, 2009 in our restatement, thereby resulting in a related gain of $6,258,000.

Restated net loss per share for the year ended 2009 was $(0.07versus $(0.16) for the same period in 2008.

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

In September 2008, we engaged Lovelace Respiratory Research Institute in Albuquerque, New Mexico, to perform certain animal toxicity studies in support of our Ampligen® NDA.  These studies were requested by the FDA and have been done in collaboration with the resources of the New Brunswick facility.  On January 14, 2010, we submitted reports of new preclinical data regarding Ampligen® for potential treatment of CFS to the FDA which we believe to be sufficient to address certain preclinical issues referenced in the CRL.  The new preclinical data showed no evidence of antibodies against Ampligen® in primates and no evidence of an increase in certain undesirable cytokines (specific modulators of the immune system) at clinically used doses of Ampligen® for CFS.  Although most other experimental immunomodulators have been associated with one or more features of aberrant immune activity, including toll-like receptor activators (of which Ampligen® is one), this was specifically not seen with Ampligen® in primates.

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

Restatement

As a result of the correction to the valuation of a Liability related to Warrants issued in May 2009, a net gain of 6,258,000 was recorded in 2009.  The Monte Carlo Simulation approach was used to determine the fair value of this Liability with regard to these Warrants of $17,359,000 at their inception in May 2009, increased by the losses from the exercised Warrants in May and June 2009 of $3,675,000 and reduced by $7,417,000 for the exercised Warrants.  At December 31, 2009 the fair value of this Liability related to the unexercised Warrants had decreased to $3,684,000.  The net effect to reflect the change in the fair value of this Liability during 2009 resulted in a gain of $9,933,000.  The approximate combined losses of $3,675,000 from the exercised Warrants and the gain of $9,933,000 from the fair value adjustment resulted in a net total gain of $6,258,000.

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

In an effort to conserve our cash, the Employee Wage Or Hours Reduction Program (the “Program”) was ratified by our Board effective January 1, 2009.  In a mandatory program that was estimated to be in effect for up to six months, compensation of all active full-time employees as of January 1, 2009 (“Participants”) were reduced through a reduction in their wages for which they would be eligible to receive shares of our common stock (“Stock”) six months after the shares were earned.  While all employees were also offered the option to reduce their work hours with a proportional decrease in wages, of which none elected this alternative.

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

We worked with Wachovia Securities, LLC (now Wells Fargo Advisors) to establish a trading account for each Participant.  Incentive Rights constitute income to the Participants and be subject to payroll taxes upon Stock issuance.  We will bear all expenses related to selling the Stock at Wells Fargo Advisors (i.e.; broker fees, transaction costs, commissions, etc.) for payroll withholding tax purposes.  Thereafter, for each Participant that remains an active employee during the period, we will continue to bear such costs from their Wells Fargo Advisors’ accounts for the maintenance of these account and all expenses related to selling our Stock.  Participants leaving us or voluntarily separating from the Plan will receive the Stock earned upon the six month conversion of their Incentive Rights.  The Plan benefits for individuals that are no longer Participants will become fixed and we will not continue to bear such costs from the designated brokerage firm for the maintenance of an account nor any expenses related to selling our stock except for the initial costs associated to the selling of stock for payroll withholding tax purposes.

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

Refer to Note 17 -“Fair Value” and Note 18 – “Restatement” under Notes to Consolidated Financial Statements for further explanation of the warrants in these agreements.  The warrants include a cash settlement feature if certain conditions are met.

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

Redeemable Warrants

We utilize the guidance contained ASC 480 (formally SFAS 150) in the determination of whether to record warrants and options as Equity and/or Liability.  If the guidance of ASC 480 is deemed inconclusive, we continue our analysis utilizing ASC 815 (formally EITF 00-19).

Our method of recording the related value attempts to be consistent with the standards as defined by the Financial Accounting Standards Board utilizing the concept of “Fair Value” from ASC 820-10-55-1 that states that any fair value measurement requires that the reporting entity to determine the valuation technique(s) appropriate for the measurement, considering the availability of data with which to develop inputs that represent the assumptions that market participants would use in pricing the asset or liability and the level in the fair value hierarchy within which the inputs fall.

We recomputed the value of the redeemable warrants at the end of each quarterly period.  We use the Monte Carlo Simulation approach which includes subjective input assumptions that are consistently applied each quarter.  If we were to alter our assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.  As discussed in greater detail in “Restatement” at the beginning of this Item 7, the significant assumptions using this model are: (i) Risk-Free Interest Rate; (ii) Expected Holding Period; (iii) Expected Volatility; (iv) Expected Dividend Yield; (v) Expected Probability of a Fundamental Transaction; (vi) Expected Timing of Announcement of a Fundamental Transaction; (vii) Expected 100 Day Volatility at Announcement of a Fundamental Transaction; (viii) Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction; and (ix) Expected Time Between Announcement and Consummation of a Fundamental Transaction.

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

Sales to three large wholesalers represented approximately 77% of our total sales for the year ended December 31, 2008.  There were no sales for year ended December 31, 2009.

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

As discussed in Part II; Item 6. Management’s Discussion and Analysis of Financial Condition and Result of Operations, we have restated our financial statements herein.  The restatement relates to how we valued certain Warrants that are single compound derivatives containing both the right to obtain stock upon exercise (a “Call”) and a right to settle the Warrants for cash upon the happening of certain remote events (each, a “Put”).   Financial recording of warrants with such provisions is subject to a number of intricate accounting pronouncements and interpretations.  Generally, the Put provision allows the Warrant Holders liquidity protection; the right to receive cash under the Call in certain situations where the Holders would not have a means of readily selling the shares issuable upon exercise of the Warrants (e.g., where there would no longer be a significant public market for our common stock).  However, because the contractual formula used to determine the cash settlement value of the embedded Put requires use of certain assumptions, the cash settlement value of the embedded Put can differ from the fair value of the unexercised embedded Call at the time the embedded Put is exercised.

Initially, we determined that these Warrants created a related Liability in accordance with ASC 480-10-55-29 & 30 due to the fact that the Warrants could be settled for cash as discussed above. In our estimation of the value of this Liability, we interpreted and applied the concept of “Fair Value” from ASC 820 (formally SFAS 157).  Utilizing the results from an independent appraisal firm that we engaged with regard to valuation of the Warrants, we took into account the extreme unlikelihood of the occurrence of a Fundamental Transaction triggering a right to cash settlement as a factor in applying the Black-Scholes-Merton valuation of the Warrants.  As a result, we deemed the fair value of the Warrants to be immaterial and, therefore, we stated the Warrant’s related Liability from May 31, 2009 through December 31, 2009 at zero.  In September 2010, we received a comment letter from the SEC concerning its review of our annual report on Form 10-K, as amended, for the year ended December 31, 2009.  During the process of resolving the SEC’s comments, the SEC Staff alerted us that they did not agree with our method of computing the fair value of the Warrants.  As a result, we determined that our financial statements for the year ended December 31, 2009 (and relevant interim unaudited financial statements) should be restated to reflect the revised value of this Liability.

We have carefully reviewed the process we relied upon in valuing the Warrants and, although we have determined to restate the financial statements, we do not believe that our actions in originally valuing the Warrants utilizing a remoteness factor constituted a material weakness.  In utilizing the above discussed valuation method we retained an independent appraisal firm that conduct its engagement as defined in the Statement on Standards for Valuation Services of the American Institute of Certified Public Accountants and we took into account its findings.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2009 consolidated financial statements of Hemispherx Biopharma, Inc. and our report dated March 12, 2010, except for Notes 17 and 18, as to which the date is February 11, 2011, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
March 12, 2010, except for Notes 17 and 18, as to which the date is February 11, 2011

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

We believe our Board Members represent a desirable diversity of backgrounds, skills, education and experiences, and they all share the personal attributes of dedication to be effective directors.   In recommending Board candidates, Corporate Governance and Nomination Committee considers a candidate’s: (1) general understanding of elements relevant to the success of a publicly traded company in the current business environment; (2) understanding of our business; and (3) diversity in educational and professional background.  The Committee also gives consideration to a candidate’s judgment, competence, dedication and anticipated participation in Board activities along with experience, geographic location and special talents or personal attributes.  The following are qualifications, experience and skills for Board members which are important to Hemispherx’s business and its future:

Leadership Experience: We seek directors who have demonstrated strong leadership qualities.  Such leaders bring diverse perspectives and broad business insight to our Company.  The relevant leadership experience that we seek includes a past or current leadership role in a large or entrepreneurial company, a senior faculty position at a prominent educational institution or a past elected or appointed senior government position.

Industry or Academic Experience: We seek directors who have relevant industry experience, both with respect to the disease areas where we are developing new therapies as well as with the economic and competitive dynamics of pharmaceutical markets, including those in which our drugs will be prescribed.

Scientific, Legal or Regulatory Experience: Given the highly technical and specialized nature of biotechnology, we desire that certain of our directors have advanced degrees, as well as drug development experience.  Since we are subject to substantial regulatory oversight, both here and abroad by the FDA and other agencies, we also desire directors who have legal or regulatory experience.

Finance Experience: We believe that our directors should possess an understanding of finance and related reporting processes, particularly given the complex budgets and long timelines associated with drug development programs.

WILLIAM A. CARTER, M.D., the co-inventor of Ampligen®, joined us in 1978, and has served as: (a) our Chief Scientific Officer since May 1989; (b) the Chairman of our Board of Directors since January 1992; (c) our Chief Executive Officer since July 1993; (d) our President since April, 1995; and (e) a director since 1987.  From 1987 to 1988, Dr. Carter served as our Chairman.  Dr. Carter was a leading innovator in the development of human interferon for a variety of treatment indications including various viral diseases and cancer. Dr. Carter received the first FDA approval to initiate clinical trials on a beta interferon product manufactured in the U.S. under his supervision.  From 1985 to October 1988, Dr. Carter served as our Chief Executive Officer and Chief Scientist.  He received his M.D. degree from Duke University and underwent his post-doctoral training at the National Institutes of Health and Johns Hopkins University.  Dr. Carter also served as Professor of Neoplastic Diseases at Hahnemann Medical University, a position he held from 1980 to 1998.  Dr. Carter served as Professor and Director of Clinical Research for Hahnemann Medical University's Institute for Cancer and Blood Diseases, and as a member of the faculty at Johns Hopkins School of Medicine and the State University of New York at Buffalo.  Dr. Carter is a Board certified physician and author of more than 200 scientific articles, including the editing of various textbooks on anti-viral and immune therapy.

WILLIAM A. CARTER, M.D. - Director Qualifications:
•	Leadership Experience – Chairman and CEO of Hemispherx;
•	Industry Experience - Knowledge of new and existing technologies, particularly as they relate to anti-viral and immune therapies; and
•	Scientific, Legal or Regulatory Experience - M.D., co-inventor of Ampligen®, leading innovator in the development of interferon-based drugs and expertise in patent development.
•	Finance Experience – Extensive knowledge of financial markets and successfully completed numerous financing efforts on behalf of Hemispherx.

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

RICHARD C. PIANI - Director Qualifications:
•	Leadership Experience – Chairman of Industrielle du Batiment-Morin, Chairman and CEO of Societe "La Cellophane";
•	Industry Experience - Rhone-Poulenc (now Sanofi Aventis);
•	Scientific, Legal or Regulatory Experience – Law degree, delegate for Industry to the City of Science and Industry; and
•	Finance Experience – over 40 years of diverse international business experience.

THOMAS K. EQUELS has been a director since 2008 and presently serves as our secretary, general counsel and litigation counsel.  Mr. Equels is the President and Managing Director of the Equels Law Firm based in Miami Florida that focuses on litigation.  For over a quarter century, Mr. Equels has represented national and state governments as well as companies in the banking, insurance, aviation, pharmaceutical and construction industries.  Mr. Equels received his Juris Doctor degree with high honors from Florida State University.  He is a summa cum laude graduate of Troy University and also obtained his Masters Degree from Troy.  He is a member of the Florida Bar Association and the American Bar Association.

THOMAS K. EQUELS - Director Qualifications:
•	Leadership Experience – President, Managing Director of Equels Law Firm;
•	Industry Experience –legal counsel to Hemispherx and numerous prior pharmaceutical clients; and
•	Scientific, Legal or Regulatory Experience - Law degree with over 25 years as a practicing attorney specializing in litigation.

WILLIAM M. MITCHELL, M.D., Ph.D. has been a director since July 1998.  Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of Medicine and is a board certified physician.  Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as an Intern in Internal Medicine, followed by a Fellowship at its School of Medicine.  Dr. Mitchell has published over 200 papers, reviews and abstracts dealing with viruses, anti-viral drugs and immune responses to HIV infection.  Dr. Mitchell has worked for and with many professional societies, including the International Society for Antiviral Research, the American Society of Biochemistry and Molecular Biology, the American Society of Microbiology and government review committees, among them the National Institutes of Health, AIDS and Related Research Review Group.  Dr. Mitchell previously served as one of our directors from 1987 to 1989.

WILLIAM M. MITCHELL, M.D., Ph.D. - Director Qualifications:
•
Leadership Experience – Professor at Vanderbilt University School of Medicine and is Chairman of the Medical Advisory Board for Chronix Biomedical.  Additionally, he has served on multiple governmental review committees of the National Institutes of Health, Centers for Disease Control and Prevention and European Union, including key roles as Chairman.

•
Academic and Industry Experience – Well published medical researcher with a specific focus on virus and immunology issues relevant to the scientific business of Hemispherx along with being a Director of an entrepreneurial diagnostic company (Chronix Biomedical) that is involved in next generation DNA sequencing for medical diagnostics; and

•
Scientific, Legal or Regulatory Experience - M.D., Ph.D. and professor at a top ranked school of medicine, and inventor of record on numerous U.S. and international patents who is experienced in regulatory affairs through filings with the FDA.

IRAJ EQHBAL KIANI, N.D., Ph.D., was appointed to the Board of Directors on May 1, 2002.  Dr. Kiani is a citizen of the United States and England and resides in Newport Beach, California.  Dr. Kiani served in various local government positions including the Mayor and Governor of Yasoi, Capital of Boyerahmand, Iran.  In early 1980, Dr. Kiani moved to England, where he established and managed several trading companies over a period of some 20 years. Dr. Kiani is a planning and logistic specialist who is now applying his knowledge and experience to build a worldwide immunology network, which will use our proprietary technology. Dr. Kiani received his Ph.D. degree from the University of Ferdosi in Iran, ND from American University.

IRAJ EQHBAL KIANI, N.D., Ph.D. - Director Qualifications:
•	Leadership Experience – former Mayor and Governor of Yasoi in Iran;
•	Industry Experience – Broad international network and contacts within the field of immunology;
•	Scientific, Legal or Regulatory Experience – N.D. and Ph.D. with trading company management experience;
•	Finance Experience – over 30 years of international business experience.

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

Audit Committee and Audit Committee Expert

The Audit Committee of our Board of Directors consists of Richard Piani, Committee Chairman, William Mitchell, M.D. and Iraj Eqbal Kiani, N.D., Ph.D.  Mr. Piani, Dr. Mitchell, and Mr. Kiani are all determined by the Board of Directors to be independent directors as required under Section 121B(2)(a) of the NYSE Amex Company Guide.  We do not have a financial expert as defined in the SEC rules on the committee in the true sense of the description because we believe that Richard Piani, an existing director, has sufficient experience.  Mr. Piani has 40 years experience in business and has served in senior level and leadership positions for international businesses.  His working experience includes reviewing and analyzing financial statements and dealing with financial institutions.  We believe Mr. Piani, Dr. Mitchell, and Dr. Kiani to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee.  The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements and internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance; (ii) prepare the reports or statements as may be required by NYSE Amex or the securities laws; (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls; (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and (v) review disclosures by our independent registered public accounting firm concerning relationships with us and the performance of our independent accountants.

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

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow:
•	Dr. William A. Carter, Chairman & Chief Executive Officer (“CEO”);
•	Charles T. Bernhardt, Chief Financial Officer (“CFO”) & Chief Accounting Officer (“CAO”);
•	Dr. David Strayer, Medical Director;
•	Robert Dickey, IV, Senior Vice President; and
•	Wayne Springate, Vice President (“V.P.”) of Operations.

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

Process

Our Compensation Committee is responsible for determining the compensation of our NEO included in the “Summary Compensation Table” below.  For purposes of determining compensation for our NEO, our Compensation Committee takes into account the recommendation of our Chief Executive Officer.  The Compensation Committee is also responsible for overseeing our incentive compensation plans and equity-based plans, under which stock option grants have been made to employees, including the NEO, as well as non-employee Directors and strategic consultants.

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

•          Reviews and approves Hemispherx’ goals and objectives and, in light of these, evaluates each NEO's performance and sets his annual base salary, annual incentive opportunity, long-term incentive opportunity and any special/supplemental benefits or payments.

•          Reviews and approves compensation for all other non-officer Executives of Hemispherx including annual base salary, annual incentive opportunity, long-term incentive opportunity and any special/supplemental benefits or payments.

• In consultation with the CEO and CFO, reviews the talent development process within Hemispherx to ensure it is effectively managed and sufficient to undertake successful succession planning.

• Reviews and approves employment agreements, severance arrangements, issuances of equity compensation and change in control agreements.

Chairman and CEO	• Presents to the Compensation Committee the overall performance evaluation of, and compensation recommendations for, each of the NEO and other non-officer Executives.

CFO and Director of Human Resources	• Reports directly or indirectly to the Chief Executive Officer.

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

Objectives and Philosophy of Executive Compensation

The primary objectives of the Compensation Committee of our Board of Directors with respect to Executive compensation are to attract and retain the most talented and dedicated Executives possible, to tie annual and long-term cash and stock incentives to achievement of measurable performance objectives, and to align Executives' incentives with stockholder value creation.  To achieve these objectives, the Compensation Committee expects to implement and maintain compensation plans that tie a substantial portion of Executives' overall compensation to key strategic financial and operational goals such as the establishment and maintenance of key strategic relationships, the development of our products, the identification and advancement of additional products and the performance of our common stock price.  The Compensation Committee evaluates individual Executive performance with the goal of setting compensation at levels the Committee believes are comparable with Executives in other companies of similar size and stage of development operating in the biotechnology industry while taking into account our relative performance and our own strategic goals.

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

Elements of Executive Compensation

The Compensation Committee has adopted a mix among the compensation elements in order to further our compensation goals.  The elements include:

•	Base salary (impacted in 2009 by the Employee Wage Or Hours Reduction Program and cost of living adjustments);

•	Variable compensation consisting of a cash bonus based upon individual and corporate performance;

•	Long-term bonus incentive programs consisting of the Goal Achievement Program and Employee Bonus Pool Program;

•	Stock option grants with exercise prices set at the fair market value at the time of grant.

Executive compensation consists of the following elements:

Base Salary

Base salaries for our Executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions.  Generally, we believe that Executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy.  For those NEO with employment agreements, base salary is determined and set forth in the agreement and the Compensation Committee reviews the base salary prior to renewal of such agreement.  Base salaries for the other NEO are normally reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.  While this review process normally occurs in the fourth quarter of each year, it was not undertaken regarding 2008, 2009 or 2010 base salaries.  However after analysis of overall Company compensation, the Committee authorized a non-discriminatory and universally applied cost of living increase to the base salaries of all full-time employees of record effective July 1, 2009 and January 1, 2010.  Therefore, with the exception of these cost of living adjustments, no other modifications were made to the base salary rate of our NEO during 2008 or 2009.  However, additional changes to our NEO’s base salaries could be undertaken in a future determination by the Compensation Committee at its discretion.  In this regard, in June 2010, we entered into amended and restated agreements with Dr. Carter, and an employment agreement with Mr. Equels, pursuant to which, Mr. Equels acts as our General Counsel, Secretary and Executive Vice Chairman of the Board of  Directors.  These employment agreements were further amended in July 2010.

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

We have worked with Wells Fargo Advisors (formally Wachovia Securities) to establish a trading account for each Participant.  Incentive Rights constitute income to the Participants and be subject to payroll taxes upon Stock issuance.  We bear all expenses related to selling the Stock at Wells Fargo Advisors (i.e.; broker fees, transaction costs, commissions, etc.) for payroll withholding tax purposes.  Thereafter, for each Participant that remains an active employee during the period, we continue to bear such costs from their Wells Fargo Advisors’ accounts for the maintenance of these account and all expenses related to selling our Stock.  Participants leaving us or voluntarily separating from the Plan received the Stock earned upon the six month conversion of their Incentive Rights.  The Plan benefits for individuals that are no longer Participants are fixed and we do not continue to bear such costs from the designated brokerage firm for the maintenance of an account nor any expenses related to selling Hemispherx stock except for the initial costs associated to the selling of stock for payroll withholding tax purposes.

During 2009, Dr. Carter and Mr. Springate agreed to temporally modify their respective employment agreements with us pursuant to the Employee Wage Or Hours Reduction Program.  As with all other Company employees, Mr. Bernhardt and Dr. Strayer elected to participate in the Program.  As was the case regarding all four individuals, they received half of their monthly salary or fee in Company stock on a 3 to 1 conversion of dollars forsaken to the average stock closing price for the respective period.  On a semi-monthly basis, they receive Incentive Rights that could not be traded.  The Company determined the number of Incentive Rights by converting the proportionate incentive award to the value of the stock by utilizing the closing price of the stock on the NYSE Amex based on the average daily closing price for the period.

The Program was suspended as of May 31, 2009 with employees returning back to their rate of Base Salary of January 1, 2009.  At the passage of six months for each of their months of participation, non-affiliate employees converted their Incentive Rights and were issued shares on July 31, August 31, September 30, October 30 and November 30, 2009.  Individuals defined by Rule 144 in the Securities Act of 1933 as an “affiliate” converted their Incentive Rights and received their distribution of our common stock from the Program in June or August 2010 as follows:
•	Dr. William Carter, Chairman & CEO (818,682 shares);
•	Charles Bernhardt, CFO & CAO (198,135 shares);
•	Dr. David Strayer, Medical Director (230,586 shares); and
•	Wayne Springate, V.P. of Operations (185,748 shares).

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all NEO and certain senior, non-officer Executives.  The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary.  As provided in their respective employment agreement, during the year ended December 31, 2009, the following Executives were eligible for an annual performance bonus based of their salaries, the amount of which, if any, is determined by the Board of Directors in its sole discretion based on the recommendation of the Compensation Committee:
•	Dr. William Carter, Chairman & CEO (bonus opportunity up to 25%);
•	Robert Dickey, Sr. Vice President (bonus opportunity up to 25%); and
•	Wayne Springate, V.P. of Operations (bonus opportunity up to 20%).

As of June 2010, as provided in their respective employment agreement, the following NEO were eligible for an annual performance bonus based of their salaries, the amount of which, if any, is determined by the Board of Directors in its sole discretion based on the recommendation of the Compensation Committee:

•	Dr. William Carter, Chairman & CEO (bonus opportunity up to 25%);
•	Thomas Equels, General Counsel, Secretary and Executive Vice Chairman of the Board (bonus opportunity up to 25%); and
•	Wayne Springate, V.P. of Operations (bonus opportunity up to 20%).

The Compensation Committee utilizes annual incentive bonuses to compensate NEO and certain senior, non-officer executives (the “Executive Team”) for attainment or success towards overall corporate financial and/or operational goals along with achieving individual annual performance objectives.  These objectives will vary depending on the individual Executive, but generally relate to strategic factors such as establishment and/or maintenance of key strategic relationships, development of our products, identification, research and/or development of additional products, enhancing financial factors such as raising capital, cost containment and/or improving the results of operations.

In June 2008, the Compensation Committee unanimously recommended to the Board that upon acceptance of the Ampligen® NDA by the FDA, and at a time the Company had the financial resources to pay such a bonus, that a performance bonus should be awarded for $300,000 to Dr. William Carter, CEO and Chairman of the Board, and $150,000 to Dr. David Strayer, Chief Medical Officer.

On May 15, 2009, the Compensation Committee completed its review of internal and external reports, including correspondence to and from the FDA, and undertook informal interviews with the medical management team responsible for the NDA filing.  This analysis did not include quantitative measures or threshold, target or maximum levels of achievements.  In consideration of the successfully submitted Ampligen® NDA Application, the Compensation Committee concluded that substantial progress had been accomplished regarding the Ampligen® NDA application process to warrant the award of the full dollar bonus to Dr. Carter and Dr. Strayer.  Additionally with our receipt of substantial proceeds from the private sale of our securities in May 2009, the Chief Executive Officer deemed sufficient cash reserves existed to make such bonus payment without creating financial hardships to the Company.

As a result, in May 2009, in concurrence with the unanimous recommendation of the Compensation Committee, our Board of Directors awarded the above mentioned bonuses of $300,000 to Dr. William Carter, CEO and Chairman of the Board, and $150,000 to Dr. David Strayer, Chief Medical Officer, in recognition for their effort and substantial progress related to their 2008 goal regarding the Ampligen® NDA application process.

The Compensation Committee also undertook the initial steps to establish goals and objectives for the Executive Team regarding possible bonuses for the year ending December 31, 2009.  On an overall basis, all bonus eligible member of the Executive Team would share the following Company-wide goals:
A.	FDA approval of Ampligen® for Chronic Fatigue Syndrome;
B.	A country by country European strategic plan for Ampligen® to be submitted to and approved by the Board;
C.	Strategic plans for the marketing and partnering for Ampligen® to be submitted to and approved by the Board;
D.	Continued development of microbiological enhancement of vaccines requiring Ampligen®;
E.	Success in the protection of Company Intellectual Property;
F.	Continued development in the launch of Alferon® LDO;
G.	Maintaining the overall financial strength of the Company and operations consistent with the Board approved budget.

On a specific employee basis, each bonus eligible member of the Executive Team would be judged on his/her success as to meeting or exceeding elements of his/her specific job duties.    This would be accomplished by:

H.
At year-end, and at the sole discretion of the Compensation Committee, with input from the Chief Executive Officer or the Executive’s direct supervisor, the Committee would evaluate the individual performance of each member of the Executive Team as to his/her achievement and/or contribution towards meeting the overall Company-wide goals along with his/her accomplishments specific to his/her job description.  The outcome of the Committee’s analysis would be utilized to determine if a bonus was warranted, and if so, the dollar amount or percentage of the Executive Team member’s year-end base pay rate to be awarded.

During the first fiscal quarter of the subsequent year, the Compensation Committee would complete their analysis utilizing any internal and external documentation desired, including but not limited to reports from independent analysts and/or corporate benchmarking organizations.  Upon analysis completion, the Compensation Committee made formal recommendations to the Board based on their findings with regard to bonuses for the year ended 2009.  Due to the subjective nature of the Company-wide goals regarding the success and analysis of an Executive in meeting or exceeding elements of his/her specific job duties, the goals were not designed to be weighted in value or quantitative in nature.  The bonuses were designed to be awarded based on a subjective cumulate nature of the goals deemed attainable, employee performance and progress towards achievement.  The bonus threshold was designed to range from zero percent to twenty-five percent, with a target bonus of approximately twenty percent, calculated from the individuals year-end base pay rate.

In February 2010, the Compensation Committee reviewed the Executive Team’s Company-wide goals as detailed in the Committee’s Meeting Minutes of May 2009 and specific goals documented in each individual’s job description.  The Committee believed that the Executive Team had excelled in meeting their goals and responsibilities as documented in each individual’s job description as well as made significant progress in meeting corporate goals with outstanding success in the following areas:
1.	Continued development of microbiological enhancement of vaccines requiring Ampligen®;
2.	Success in the protection of our intellectual property;
3.	Continued development towards a potential clinical launch of Alferon® LDO; and
4.	Maintaining the overall financial strength of Hemispherx and operations consistent with the Board approved budget; and
5.	Attainment of a favorable FDA response to utilize a subcontractor for manufacture of Ampligen®.

Specifically, with regards to the NEO, the Compensation Committee determined that these Executives had demonstrated sufficient progress or exceeded expectations related to the following established goals described above and designated by the letters “A” through “H”:
(i)	Dr. William Carter, Chairman & CEO: Goals “D”, “E”, “F” and “G”;
(ii)	Charles Bernhardt, CFO & CAO: Goals “E”, “G” and “H”;
(iii)	Dr. David Strayer, Medical Director: Goals “D”, “E”, and “F”; and
(iv)	Wayne Springate, V.P. of Operations: Goals “F”, “G” and “H”.

For this achievement, the Compensation Committee awarded each of these four identified NEO with a performance bonus of twenty percent of their respective base salary rate at year-end 2009.  For what the Compensation Committee designated as unusual meritorious service during the year, they awarded the following NEO with an extra five percent performance bonus of their respective base salary rate at year-end 2009:

1.	Dr. William Carter, Chairman & CEO, related to his service in obtaining new composition of matter Ampligen® patent applications and spearheading the successful raising of new capital; and
2.	Charles Bernhardt, CFO & CAO, related to his outstanding service as Chief Financial Officer in completing SEC filings, controlling the Company’s cash burn and enforcing budgetary requirements.

On February 8, 2010, Hemispherx’ Board of Directors approved the recommendations of the Compensation Committee to award bonuses to NEO and certain senior, non-officer Executives for their performance in relation to their attainment of 2009 Company-wide goals as well as their achievements in individual goals and responsibilities.  The Compensation Committee had recommended, and the Board ratified, the award of the following bonuses: Dr. William Carter, Chairman & CEO ($182,772 or 25% of base salary), Charles Bernhardt, CFO & CAO ($44,000 or 25% of base salary), Dr. David Strayer, Medical Director ($44,306 or 20% of base salary) and Wayne Springate, V.P. of Operations ($33,000 or 20% of base salary) and certain senior, non-officer Executives.

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

•	Stock options are performance based. All the value received by the recipient of a stock option is based on the growth of the stock price; and
•	Stock options help to provide a balance to the overall executive compensation program as base salary and our discretionary annual bonus program focus on short-term compensation.

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

In 2008, the Compensation Committee and the Board authorized the renewal of expiring options for certain named Executives.  Grants were made to certain of our employees based on past performance, particularly, those who worked hard and diligently on the preparation of our NDA.  Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant and generally expire ten years after the date of grant.  Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code.

In 2009, Robert Dickey IV was the only employee granted stock options as an element of his acceptance of the Senior Vice President position on June 11, 2009.  He was granted the option to purchase 150,000 shares of our common stock at an exercise price of $2.81 per share, or 110% of the $2.55 closing price of the stock on the NYSE Amex.  These options are designed to vest proportionately over each month for four years beginning July 1, 2009.

On June 11, 2010, we granted options to purchase shares of our common stock at an exercise price of $0.66 per share, or 110% of the $0.60 closing price of the stock on the NYSE Amex as of June 10, 2010, to the following NEO consistent with their respective employment agreements:
•	William A. Carter, Chairman of the Board & CEO for 500,000 shares with immediate vesting; and
•	Thomas K. Equels, Executive Vice Chairman of the Board, Secretary and General Counsel for 300,000 shares with immediate vesting.

On December 6, 2010, we granted options to purchase shares of our common stock at an exercise price of $0.55 per share, or 110% of the $0.50 closing price of the stock on the NYSE Amex as of December 3, 2010, to Charles T. Bernhardt, Chief Financial Officer and Chief Accounting Officer consistent with his employment agreement.

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

Occasionally, certain Executives separately negotiate other benefits in addition to the benefits described above.  The following additional benefits were provided in 2009 to Dr. William Carter, Chairman & CEO, as an element of his employment:
•	Automobile allowance;
•	Reimbursement of home office and phone expenses;
•	Supplementary life insurance policies;
•	Incentive bonus of 0.5% of the gross proceeds received by us from any joint venture or corporate partnering arrangement. During 2009, there were no bonus payments related to this incentive.

Commencing as of June 2010, as provided in their respective employment agreement, the following Executives were eligible for incentive bonuses related to: (i) product sales, joint ventures or corporate partnering arrangements (“Sales or Arrangements”), and (ii) any sale of our Company or substantially all of our assets not in the ordinary course of our business (“Asset Sale”): Dr. William Carter, Chairman & CEO (2.5% of Sales or Arrangements and 5% of any Asset Sale); and Thomas Equels, General Counsel, Secretary and Executive Vice Chairman of the Board (5% of Sales or Arrangements and 5% of any Asset Sale).  These incentive bonuses, if earned, are not to exceed in the aggregate an annual maximum of $5,000,000 per Executive.

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

Key Employee Retention

On December 31, 2008, we entered into a severance/consulting agreement with the former Chief Financial Officer, Robert E. Peterson.  This agreement provides a monthly fee of $4,000 plus travel expenses and Options to purchase 20,000 shares of the our common stock at the end of each calendar quarter through year-end 2011 in return for consulting services.  The exercise price of the Options is to be equal to 120% of the closing price of the our stock on the NYSE Amex on the last trading day of the calendar quarter for which the Options are being issued.  Additionally, the severance/consulting agreement allows for the possibility of a one percent fee to be paid to Mr. Peterson in the event of financial transactions to raise capital for a maximum potential pay-out value of $518,328 (two times the amount of compensation paid to Mr. Peterson by us for calendar year 2008). Mr. Peterson may terminate the Advisory Services at any time upon giving us sixty (60) days notice in writing of the intention to terminate his Advisory Services.

Severance

In determining whether to approve and setting the terms of severance arrangements, the Compensation Committee recognizes that Executives, especially highly ranked Executives, often face challenges securing new employment following termination. Upon termination of employment, the following NEO currently are entitled to receive severance payments under their employment and/or engagement agreements:

•	William A. Carter, Chairman of the Board & Chief Executive Officer;
•	Thomas K. Equels, Executive Vice Chairman of the Board, Secretary and General (effective June 1, 2010); and
•	Wayne Springate, Vice President of Operations.

The Compensation Committee believes that severance agreements provided these individuals are generally in line with severance packages offered to executive officers of the companies of similar size.  Mr. Bernhardt, Mr. Dickey and Dr. Strayer are currently not covered under a severance agreement and any severance benefits payable to them under similar circumstances would be determined by the Compensation Committee in its discretion.  See “Estimated Payments Following Severance — Named Executive Officers.

Conclusion

Our compensation policies are designed to retain and motivate our Executive Officers, other non-officer Executives and non-Executives and to ultimately reward them for outstanding individual and corporate performance.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors oversees our compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Committee reviewed and discussed with Management the Executive Compensation Discussion and Analysis set forth in this amendment to Form 10-K for the fiscal year ended December 31, 2009.

In reliance on the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Hemispherx’ Proxy Statement to be filed in connection with Hemispherx’ 2010 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE
Dr. Iraj Eqhbal Kiani, Committee Chairman
Dr. William M/ Mitchell
Richard C. Piani

The foregoing Compensation Committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we incorporate by reference into such filings.

Compliance With Internal Revenue Code Section 162(m) and 409(b).

One of the factors the Compensation Committee considers in connection with compensation matters is the anticipated tax treatment to Hemispherx and to the Executives of the compensation arrangements.  The deductibility of certain types of compensation depends upon the timing of an executive’s vesting in, or exercise of, previously granted rights.  Moreover, interpretation of, and changes in, the tax laws and other factors beyond the Compensation Committee’s control also affect the deductibility of compensation.  Accordingly, the Compensation Committee will not necessarily limit executive compensation to that deductible under Section 162(m) or 409(b) of the Code.  The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its other compensation objectives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee of the Board of Directors, consisting of Dr. Iraj Eqhbal Kiani, the Committee Chair, Dr. William M. Mitchell and, Richard C. Piani are all independent directors.  There are no interlocking relationships.

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2007, 2008 and 2009 of our Chief Executive Officer, Chief Financial Officers and three other most highly compensated Executive officers, constituting the NEO, in 2009 for each fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees (7)	Bonus		Stock Awards (3)		Option Awards (3)		Non-Equity Incentive Plan Compensation	Change in Pension Valued and NQDC Earnings ($)	All Other Compensation		Total
William A. Carter	2009	$554,105	$482,072	(8)(9)	$188,311	(7)	$-0-		$-0-	—	$76,896	(4)	$1,301,384
Chief Executive Officer	2008	$664,624	$-0-		$-0-		$316,571	(10)	$-0-	—	$106,094	(5)	$1,087,289
	2007	$637,496	$166,156		$-0-		$1,688,079		$-0-	—	$123,063	(6)	$2,614,794

Charles T. Bernhardt	2009	$134,662	$44,000	(9)	$45,334	(7)	$-0-		$-0-	—	$9,380	(11)	$233,376
Chief Financial Officer (1)	2008	$-0-	$-0-		$-0-		$-0-		$-0-	—	$26,000	(1)	$26,000
	2007	$-0-	$-0-		$-0-		$-0-		$-0-	—	$-0-		$-0-

David Strayer	2009	$167,484	$194,306	(8)(9)	$53,054	(7)	$-0-		$-0-	—	$3,229	(11)	$418,073
Medical Director	2008	$201,389	$-0-		$-0-		$16,168	(10)	$-0-	—	$-0-		$217,557
	2007	$240,348	$50,347		$-0-		$79,810		$-0-	—	$-0-		$370,505

Robert Dickey (2)	2009	$152,131	$-0-		$-0-		$252,312		$-0-	—	$4,824	(11)	$409,267
Sr. Vice President	2008	$-0-	$-0-		$-0-		$-0-		$-0-	—	$-0-		$-0-
	2007	$-0-	$-0-		$-0-		$-0-		$-0-	—	$-0-		$-0-

Wayne Springate	2009	$126,250	$33,000	(9)	$42,500	(7)	$-0-		$-0-	—	$3,229	(11)	$204,979
V.P., Operations	2008	$150,000	$-0-		$-0-		$-0-		$-0-	—	$7,354	(12)	$157,354
	2007	$150,000	$37,500		$-0-		$36,253		$-0-	—	$13,429	(12)	$237,182

Notes:
(1)	Mr. Bernhardt transitioned from the role of a contract consultant in 4th Quarter 2008 to Chief Financial Officer effective January 1, 2009.
(2)
Mr. Dickey joined Hemispherx effective June 11, 2010 and was granted the Options to purchase Hemispherx common stock as an element of his Employment Agreement.  The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(3)
The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R). See Note 2(j) Equity based compensation in the financial statements.

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

(7)
Hemispherx’ “Employee Wage Or Hours Reduction Program” allowed an individual to elected a 50% reduction in salary/fees which would them to be eligible for an incentive award of three times the value of Stock based on the average NYSE Amex closing value of the stock during the respective months of January through May, 2009. The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(8)
On May 20, 2009, our Board of Directors awarded bonuses of $300,000 to Dr. William Carter, and $150,000 to Dr. David Strayer in recognition for their accomplishment of 2008 corporate goals and objectives.

(9)	On February 8, 2009, our Board of Directors awarded bonuses to certain NEO and senior, non-officer Executives in recognition for their achievement towards of 2009 Company-wide and individual goals.
(10)	Issue of options for options previously granted that expired unexercised.
(11)	Consists of Healthcare premiums.
(12)	Consists of Healthcare premiums and 401(k) matching funds.

Grants Of Plan Based Awards

Name	Grant Date (3)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities of Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
William A. Carter,	N/A	—	146,217	182,771	—	—	—	—	—	$—	—
Chief Executive Officer

Charles T. Bernhardt,	N/A	—	38,720	44,000	—	—	—	—	—	$—	—
Chief Financial Officer

David Strayer,	N/A.	—	44,306	55,363	—	—	—	—	—	$—	—
Medical Director

Robert Dickey,	N/A.	—	55,000	68,750	—	—	—	—	—	$—	—
Senior Vice President	6/11/2009								131,200	$2.55	252,312

Wayne Springate,	N/A.	—	33,000	41,250	—	—	—	—	—	$—	—
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
VP, Operations

Payments on Disability

Each current NEO has the same short and long-term disability coverage which are available to all eligible employees.  The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit.  The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit.  The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and elder as of the date of the claim.  Additionally, William A. Carter, Chief Executive Officer received additional coverage of $200,000 per annum payable under the terms of a disability insurance policy paid for by us.

Payments on Death

Each NEO has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees.  The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO.  Additionally, in 2009, William A. Carter, Chief Executive Officer’s beneficiaries would also receive a benefit of $4,850,000 payable under the terms of a term life insurance policies paid for by us.

Estimated Payments Following Severance — Named Executive Officers

During 2009, we had employment agreements with Dr. Carter, Mr. Dickey and Mr. Springate that entitled them to severance benefits on certain types of employment terminations not related to a change in control.  Mr. Bernhardt and Dr. Strayer were not covered under a general severance plan and any severance benefits payable to them under similar circumstances would be determined by the Compensation Committee in its discretion.   The dollar amounts below assume that the termination occurred on December 31, 2009.  The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

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

Payments On Termination in Connection With a Change in Control - Named Executive Officers

At December 31, 2009, we had employment agreements with Dr. Carter and Mr. Dickey that entitled them to severance benefits on certain types of employment terminations related to a change in control.  Mr. Bernhardt, Dr. Strayer and Mr. Springate are not covered under a severance plan specific to a change in control with severance benefits payable to them under similar circumstances to be determined by the Compensation Committee in its discretion.   The dollar amounts below assume that the termination occurred on December 31, 2009.  The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

As of June 2010, we entered into a new employment agreement with Dr. Carter and an employment agreement with Mr. Equels that entitle them to severance benefits on certain types of employment terminations related to a change in control.  Currently, no other Executive Officers, non-officer Executives or non-Executives are covered under a severance plan specific to a change in control.  The dollar amounts in the chart below assume that change in control termination occurred on December 31, 2009, based on the employment agreements that existed at that time.  The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2009

The following table shows potential payments to the NEO if their employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2009.  The amounts assume a December 31, 2009 termination date and use the closing price of $0.56 for our common stock at that date.

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

(10)	Based on a Black-Scholes pricing model of valuing options utilizing the fair market value of a single share on December 31, 2009, which was $0.56.

Definition of “Change in Control”. For each agreement, a “Change in Control” is defined generally as any such event that requires a report to the SEC, but includes any of the following:
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

The provision for change in control within the employment agreement for Thomas K. Equels did not become effective until June 1, 2010 while the amended employment agreement with Robert Dickey IV, effective February 1, 2010, no longer includes a change in control provision.

Post-Employment Compensation

We have agreements with the following NEO who have benefits upon termination: an employment and an engagement agreement with Dr. William Carter, our Chairman and Chief Executive Officer; an employment agreement with Thomas K. Equels (effective June 1, 2010), our Executive Vice Chairman, Secretary and General Counsel; and an employment agreement with Wayne Springate, our Vice President of Operations.

The following is a description of post-employment compensation payable to the NEO.  If a NEO does not have a specific benefit, he is not mentioned in the subsection.  In such event, the NEO does not have any such benefits upon termination unless otherwise required by law.

Termination For Cause

Dr. Carter and Mr. Equels can be terminated for cause.  For each, “Cause” means the willful engaging by the him in illegal conduct or gross misconduct or gross violation of the Company’s Code of Ethics and Business Conduct for Officers which is demonstrably and materially injurious to the Company.  For purposes of their respective agreement, no act, or failure to act, on his part shall be deemed "willful" unless done intentionally by him and not in good faith and without reasonable belief that his action or omission was in the best interest of the Company.  Notwithstanding the foregoing, he shall not be deemed to have been terminated for Cause unless and until the Company delivers to him a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the directors of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to him and an opportunity for him, together with counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, he was guilty of conduct set forth above and specifying the particulars thereof in detail.  In the event that his employment is terminated for Cause, the Company shall pay him, at the time of such termination, only the compensation and benefits otherwise due and payable to him through the last day of his actual employment by the Company.

Mr. Springate can be terminated for cause.  “Cause” means his failure, other than by reason of disability, to perform his services under his employment agreement or his willful engaging in illegal conduct or gross misconduct which is injurious to the Company.  If he is terminated for cause, he is entitled to only the fees due and payable to him through the date of the termination of his employment agreement.

Termination Without Cause

Dr. Carter, Mr. Equels and Mr. Springate are each entitled to the compensation and benefits otherwise due and payable to him through the last day of the then current term of his agreements.  In the event that he is terminated at any time without "Cause" the Company shall pay to him, at the time of such termination, the compensation and benefits otherwise due and payable to him through the last day of the then current term of his Agreement.  However, benefit distributions that are made due to a “separation from service” occurring while he is a Named Executive Officer shall not be made during the first six months following “separation from service”.  Rather, any distribution which would otherwise be paid to him during such period shall be accumulated and paid to him in a lump sum on the first day of the seventh month following the “separation from service”.  All subsequent distributions shall be paid in the manner specified.

Death or Disability

Dr. Carter and Mr. Equels can be terminated for death or disability.   For each, “Disability” means his inability to effectively carry out substantially all of his duties under his agreement by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted for a continuous period of not less than 12 months.  In the event his employment is terminated due to his death or disability, the Company will pay to him (or his estate as the case may be), at the time of such termination, the Base Salary and applicable benefits otherwise due and payable through the last day of the month in which such termination occurs and for an additional 12 month period.

Mr. Springate can be terminated for death or disability which lasts for a continuous period of not less than three months.  If he is terminated due to his death or disability, he (or his estate as the case may be) are entitled to the fees due him through the last day of the month in which such termination occurs.

Termination by Officer and Employee

All executive Officers, other non-officer Executives and non-Executives have the right to terminate their respective agreement upon not less than thirty (30) days of prior written notice of termination.  In such event,  Dr. Carter and Mr. Equels are entitled to fees due to them through the last day of the month in which such termination occurs and for 12 months thereafter.  All others are entitled to the fees due to them through the last day of the month in which such termination occurs.

Change in Control

Dr. Carter and Mr. Equels are entitled to benefits upon a Change of Control or Constructive Termination.  Dr. Carter’s Change of Control agreement currently runs through December 31, 2012 and as of each December 31st automatically renews through the third anniversary thereof, unless we notify him by written notice of refusal to renew at least 180 days prior to the initial termination date or the expiration date of any renewal period.  Dr. Carter’s and Mr. Equels’ employment agreements also provide that, upon the happening of a Change of Control, the terms of such agreements automatically extend for an additional three years.

Compensation of Directors

Our Compensation, Audit and Corporate Governance and Nomination Committees, consist of Dr. Iraj Eqhbal Kiani, Compensation Committee Chair, Dr. William M. Mitchell, Corporate Governance and Nomination Committee Chair, and Richard C. Piani, Audit Committee Chair, all of whom are independent Board of Director members.

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

All Directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock.  We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors.  To the extent that share compensation would exceed 1,000,000 shares in the aggregate for the ten year period commencing January 1, 2003, as previously approved by Resolution of the Board of September 9, 2003, shares for share compensation shall be issued under the our 2007 Equity Incentive Plan.

Commencing as of January 1, 2010, Board member Directors’ fee compensation was increased to an annual retainer of $165,000.  Director’s fees will continue to be paid in cash quarterly at the end of each calendar quarter.

Director Compensation - 2009

Name and Title	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
T. Equels, Director, Secretary & General Counsel	112,500	37,500	0	0	0	386,809	(1)	536,809
W. Mitchell, Director	118,750	31,250	0	0	0	0		150,000
R. Piani, Director	118,750	31,250	0	0	0	0		150,000
I. Kiani, Director	118,750	31,250	0	0	0	39,764	(3)	189,764

Notes:
(1)	General Counsel fees as per Engagement Agreement in effect during 2009.
(2)	No options were awarded in 2009.
(3)
Director was unintentionally overlooked in the September 10, 2007 issuance of an option to purchase 100,000 shares of our common stock at the original valuation of $67,406.  This cash payment was based on the Black-Scholes valuation of these options at December 4, 2009.

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

Name and Address of Beneficial Owner	Shares Beneficially Owned		% Of Shares Beneficially Owned
William A. Carter, M.D.	7,565,360	(1)(2)	5.4%
Richard C. Piani 97 Rue Jeans-Jaures Levaillois-Perret France 92300	757,420	(3)	*
Charles T. Bernhardt CPA	265,214	(4)	*
Thomas K. Equels	1,428,622	(5)	1.1%
William M. Mitchell, M.D. Vanderbilt University Department of Pathology Medical Center North 21st and Garland Nashville, TN 37232	616,025	(6)	*
Iraj Eqhbal Kiani, N.D., Ph.D. Orange County Immune Institute 18800 Delaware Street Huntingdon Beach, CA 92648	323,271	(7)	*
David R. Strayer, M.D.	471,832	(8)	*
Wayne Springate	235,525	(9)	*
Robert Dickey, IV	152,500	(10)	*
Russel Lander, Ph.D.	168,073	(11)	*
Katalin Ferencz-Biro, Ph.D.	15,000	(12)	*
Carol A. Smith, Ph.D.	87,999	(13)	*
All directors and executive officers as a group (12 persons)	12,086,841		9.1%
* Ownership of less than 1%

(1)	Dr. Carter is our Chairman and Chief Executive Officer. He owns 487,960 shares of common stock and beneficially owns 7,075,256 shares issuable or issued upon exercise of:

		Date	Exercise	Number	Expiration
	Plan	Issued	Price	Of Shares	Date
Options
	1990	08/08/91	$2.71	73,728	12/31/10
	1990	12/03/01	$4.03	10,000	01/03/11
	2004	09/08/04	$2.60	167,000	09/07/14
	2004	12/07/04	$2.60	153,000	12/07/14
	2004	04/26/05	$1.75	100,000	04/26/15
	2004	07/01/05	$1.86	465,000	06/30/15
	2004	12/09/05	$2.61	10,000	12/08/15
	2004	12/09/05	$2.87	70,000	12/09/15
	2004	01/01/06	$2.38	300,000	01/01/16
	2004	02/22/06	$3.78	376,650	02/22/16
	2004	09/10/07	$2.00	1,000,000	09/09/17
	2004	10/01/07	$3.50	1,400,000	09/30/17
	2004	02/18/08	$4.00	190,000	02/18/18
	2007	09/17/08	$2.20	1,450,000	09/17/18
Total Options				5,765,378

Warrants
Total Warrants	2009	02/1/09	$0.51	491,196	02/01/19

Incentive Rights
		Date	Number
	Plan	Issued	Of Shares
	2007	01/31/09	206,646
	2007	02/28/09	199,263
	2007	03/31/09	192,870
	2007	04/30/09	154,527
	2007	05/31/09	65,376
Total Incentive Rights			818,682

(2)	Dr. Kovari is the spouse of Dr. Carter and accordingly all shares owned by each are deemed to be beneficially owned by the other. She beneficially owns 2,144 shares issuable upon exercise of:

		Date	Number
Incentive Rights	Plan	Issued	Of Shares
	2007	01/31/09	536
	2007	02/28/09	494
	2007	03/31/09	510
	2007	04/30/09	408
	2007	05/31/09	196
Total Incentive Rights			2,144

(3)	Mr. Piani is a member of our Board of Directors who owns 432,812 shares of common stock and beneficially owns 324,608 shares issuable upon exercise of:

		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
	2004	09/08/04	$2.60	54,608	09/07/14
	2004	04/26/05	$1.75	100,000	04/26/15
	2004	02/24/06	$3.86	50,000	02/24/16
	2004	09/10/07	$2.00	100,000	09/09/17
	2004	02/18/08	$4.00	20,000	02/18/18
Total Options				324,608

(4)	Charles T. Bernhardt is our Chief Financial Officer and owns 67,079 shares of common stock along with the following rights to received 198,135 shares issuable upon exercise of:

		Date	Number
Incentive Rights	Plan	Issued	Of Shares
	2007	01/31/09	49,569
	2007	02/28/09	45,642
	2007	03/31/09	47,118
	2007	04/30/09	37,791
	2007	05/31/09	18,015
Total Incentive Rights			198,135

(5)	Mr. Equels is a member of our Board of Directors, Secretary and General Counsel who owns 937,426 shares of common stock and beneficially owns 491,196 shares issuable or issued upon exercise of:

		Date	Exercise	Number	Expiration
Warrants	Plan	Issued	Price	Of Shares	Date
Total Warrants	2009	02/1/09	$0.51	491,196	02/01/19

(6)	Dr. Mitchell is a member of our Board of Directors that owns 304,025 shares of common stock and beneficially owns 312,000 shares issuable upon exercise of:

		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
	2004	09/08/04	$2.60	50,000	09/07/14
	2004	04/26/05	$1.75	100,000	04/26/15
	2004	02/24/06	$3.86	50,000	02/24/16
	2004	09/10/07	$2.00	100,000	09/09/17
	2004	09/17/08	$6.00	12,000	09/17/18
Total Options				312,000

(7)	Dr. Kiani is a member of our Board of Directors who owns 246,271 shares of common stock and beneficially owns 77,000 shares issuable upon exercise of:

		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
	2004	04/26/05	$1.75	15,000	04/26/15
	2004	06/02/05	$1.63	12,000	06/30/15
	2004	02/24/06	$3.86	50,000	02/24/16
Total Options				77,000

(8)	Dr. Strayer is our Medical Director that has ownership of 51,246 shares of common stock and beneficially owns 420,586 shares issuable upon exercise of:

		Date	Exercise	Number	Expiration
	Plan	Issued	Price	Of Shares	Date
Options
	1990	12/03/01	$4.03	10,000	01/03/11
	2004	12/07/04	$1.90	10,000	12/07/14
	2004	12/09/05	$2.61	10,000	12/08/15
	2004	11/20/06	$2.20	15,000	11/20/16
	2004	01/23/07	$2.37	20,000	01/23/17
	2004	09/10/07	$2.00	50,000	09/09/17
	2004	12/06/07	$1.30	25,000	12/06/17
	2004	02/18/08	$4.00	50,000	09/18/18
Total Options				190,000

Incentive Rights
	2007	01/31/09		58,089
	2007	02/28/09		54,453
	2007	03/31/09		54,015
	2007	04/30/09		43,962
	2007	05/31/09		20,067
Total Incentive Rights				230,586

(9)	Mr. Springate is our Vice President of Operations who owns 877 shares of common stock and beneficially owns 234,648 shares issuable upon exercise of:

		Date	Exercise	Number	Expiration
	Plan	Issued	Price	Of Shares	Date
Options
	2004	12/07/04	$1.90	1,812	12/07/14
	2004	12/09/05	$2.61	2,088	12/08/15
	2004	11/20/06	$2.20	5,000	11/20/16
	2004	05/01/07	$1.78	20,000	09/09/17
	2004	12/06/07	$1.30	20,000	12/06/17
Total Options				48,900

Incentive Rights
	2007	01/31/09		46,473
	2007	02/28/09		42,789
	2007	03/31/09		44,172
	2007	04/30/09		35,427
	2007	05/31/09		16,887
Total Incentive Rights				185,748

(10)	Mr. Dickey is our Senior Vice President and owns 2,500 shares of common stock and beneficially owns 150,000 shares issuable upon exercise of:

		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
Total Options	2009	07/01/09	$2.81	150,000	07/01/19

(11)	Dr. Lander is our Vice President of Quality Assurance who owns 153,073 shares of common stock and beneficially owns 15,000 shares issuable upon exercise of:

		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
Total Options	2004	12/06/07	$1.30	15,000	12/06/17

(12)	Dr. Ferencz-Biro is our Senior Vice President of Regulatory Affairs who beneficially owns 15,000 shares issuable upon exercise of:

		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
Total Options	2004	12/06/07	$1.30	15,000	12/06/17

(13)	Dr. Smith is our Vice President of Manufacturing Quality and Process Development who owns 23,708 shares of common stock and beneficially owns 64,291 shares issuable upon exercise of:

		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
	1990	11/20/96	$2.20	7,500	11/20/16
	2004	01/22/97	$2.37	6,791	01/22/17
	2004	01/03/01	$4.03	10,000	01/03/11
	2004	12/07/04	$1.90	10,000	12/07/14
	2004	12/08/05	$2.61	10,000	12/08/15
	2004	09/10/07	$2.00	20,000	09/09/17
Total Options				64,291

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The Audit Committee pre-approves all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimis” provisions of Section 10A (i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision.

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

Except as disclosed in the footnotes, the following exhibits were filed with the Securities and Exchange Commission as exhibits to our Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference:

Exhibit
No.	Description

1.1	Engagement Letter between the Company and Rodman & Renshaw, LLC. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended, along with Certificates of Designations.
3.2	Amended and Restated By-laws of Registrant. (2)
4.1	Specimen certificate representing our Common Stock.
4.2
Rights Agreement, dated as of November 19, 2002, between the Company and Continental Stock Transfer & Trust Company.  The Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock.(3)

4.3	Form of Commitment Warrant issued in February 2009 under the Standby Financing Agreement.*
4.4	Form of Indenture filed with Universal shelf registration statement. (4)
4.5	Form of Series I common stock purchase warrant pursuant to May 10, 2009 Securities Purchase Agreement. (1)
4.6	Form of Series II common stock purchase warrant pursuant to May 10, 2009 Securities Purchase Agreement. (1)
4.7	Form of common stock purchase warrant pursuant to May 18, 2009 Securities Purchase Agreement. (5)
10.1	Form of Confidentiality, Invention and Non-Compete Agreement.
10.2	Form of Clinical Research Agreement.
10.3	Amended and restated employment agreement of Dr. William A. Carter dated March 11, 2005. (6)
10.4	Amended and restated engagement agreement with Dr. William A. Carter dated March 11, 2005. (6)
10.5	Change in control agreement with Dr. William A. Carter. (6)
10.6	Change in control agreement with Dr. William A. Carter. (6)
10.7	Supply Agreement with Hollister-Stier Laboratories LLC. (7)
10.8	Biken Activating Agreement. (8)
10.9	Biken Material Evaluation Agreement. (8)
10.10	Common Stock Purchase Agreement, dated July 2, 2008, by and among the Company and Fusion Capital. (9)
10.11	Registration Rights Agreement, dated July 2, 2008, by and among the Company and Fusion Capital. (9)
10.12	Amendment to Common Stock Purchase Agreement, dated July 23, 2008, by and among the Company and Fusion Capital. (10)
10.13	Employee Wage Or Hours Reduction Program. (11)
10.14	Standby Financing Agreement.(11)
10.15	Engagement Agreement with Charles T. Bernhardt, CPA. (11)
10.16	Goal Achievement Incentive Award Program. (12)
10.17	Form of Securities Purchase Agreement entered into on May 10, 2009. (1)
10.18	Form of Securities Purchase Agreement entered into on May 18, 2009. (5)
10.19	Engagement Agreement with Robert Dickey IV, dated June 11, 2009. *
10.20	Engagement Agreement with Robert Dickey IV, dated February 1, 2010. *
10.21	Amended and Restated Employment Agreement with Robert Dickey IV, dated September 1, 2010. (14)
10.22	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC dated February 25, 2010. *

10.23	August 2009 Material Evaluation Agreement with Biken.*
10.24	Employment Agreement of Dr. William A. Carter dated June 11, 2010 (13)
10.25	Amended and Restated Employment Agreement of Dr. William A. Carter dated July 15, 2010. (15)
10.25	Amended and Restated Engagement Agreement with Dr. William A. Carter dated June 11, 2010. (13)
10.23	Employment Agreement with Thomas K. Equels. (13)
10.24	Amended Employment Agreement with Thomas K. Equels dated July 15, 2010. (14)
10.25	Amended Adviser’s Agreement with The Sage Group Inc. dated July 15, 2010. (14)
10.26	Employment Agreement with Wayne Springate dated January 1, 2007 **
21	Subsidiaries of the Registrant. *
23.1	McGladrey & Pullen, LLP consent. **
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. **
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. **
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. **
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. **

  *    Previously filed with the Original Filing.

  ** Filed herewith.

(1)   Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended March 31, 2009 and is hereby incorporated by reference.

(2)   Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed September 3, 2010 and is hereby incorporated by reference.

(3)   Filed with the Securities and Exchange Commission on November 20, 2002 as an exhibit to the Company’s Registration Statement on Form 8-A (No. 0-27072) and is hereby incorporated by reference.

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

(7)   Filed with the Securities and Exchange Commission on July 31, 2006 as an exhibit to the Company’s Form S-1 Registration Statement (No. 333-136187) and is hereby incorporated by reference.

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

(13) Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed June 15, 2010 and is hereby incorporated by reference.

(14) Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended June 30, 2010 and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By:	/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer

February 11, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ William A. Carter	Chairman of the Board, Chief	February 11, 2011
William A. Carter, M.D.	Executive Officer and Director

/s/ Richard Piani	Director	February 11, 2011
Richard Piani

/s/ Charles T. Bernhardt	Chief Financial Officer and	February 11, 2011
Charles T. Bernhardt CPA	Chief Accounting Officer

/s/ Thomas K. Equels	Director, Secretary and	February 11, 2011
Thomas Equels	General Counsel

/s/ William Mitchell	Director	February 11, 2011
William Mitchell, M.D., Ph.D.

/s/ Iraj E. Kiani	Director	February 11, 2011
Iraj E. Kiani, N.D., Ph.D.

HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2008 and 2009 (restated for the year ended December 31, 2009)	F-3

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2009 (restated for the year ended December 31, 2009)	F-4

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for each of the years in the three-year period ended December 31, 2009 (restated for the year ended December 31, 2009)	F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009 (restated for the year ended December 31, 2009)	F-6

Notes to Consolidated Financial Statements	F-8

Schedule II – Valuation and qualifying Accounts for each of the years in the three year period ended December 31, 2009	F-41

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

As discussed in Note 18, the Company has restated its balance sheet as of December 31, 2009 and the statements of operations, changes in stockholders equity and comprehensive loss and cash flows for the years ended December 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hemispherx Biopharma, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010, except for Notes 17 and 18, as to which the date is February 11, 2011, expressed an unqualified opinion on the effectiveness of Hemispherx Biopharma, Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
March 12, 2010, except for Notes 17 and 18, as to which the date is February 11, 2011

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2009
 (in thousands, except for share and per share amounts)

	2008	2009
		(restated)
ASSETS
Current assets:
Cash and cash equivalents (Notes 2 & 16)	$6,119	$58,072
Inventories (Note 3)	864	-
Prepaid expenses and other current assets	330	332

Total current assets	7,313	58,404

Property and equipment, net (Note 2)	4,877	4,704
Patent and trademark rights, net (Notes 2 & 4)	969	830
Investment	35	35
Construction in progress (Note 2)	-	135
Other assets(Note 3)	17	886

Total assets	$13,211	$64,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791	$1,294
Accrued expenses (Notes 2 & 5)	876	1,321

Total current liabilities	1,667	2,615

Redeemable warrants (Note 18)	-	3,684

Total liabilities	1,667	6,299

Commitments and contingencies (Notes 10, 12, 13 & 14)

Stockholders’ equity (Note 7):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 78,750,995 and 132,787,447, respectively	79	133
Additional paid-in capital	208,874	263,151
Accumulated deficit	(197,409)	(204,589)

Total stockholders’ equity	11,544	58,695

Total liabilities and stockholders’ equity	$13,211	$64,994

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (in thousands, except share and per share data)

	Years ended December 31,
	2007	2008	2009
			(restated)
Revenues:
Sales of product, net	$925	$173	$-
Clinical treatment programs	134	92	111

Total Revenues	1,059	265	111

Costs and Expenses:
Production/cost of goods sold	930	798	584
Research and development	10,444	5,800	6,995
General and administrative	8,974	6,478	5,796

Total Costs and Expenses:	20,348	13,076	13,375

Operating loss	(19,289)	(12,811)	(13,264)

Reversal of previously accrued interest expense	346	-	-
Interest and other income	1,200	592	67
Interest expense	(116)	-	-
Financing costs (Note 7)	(280)	-	(241)
Redeemable warrants valuation adjustment (Note 18)	-	-	6,258

Net loss	$(18,139)	$(12,219)	$(7,180)

Basic and diluted loss per share	$(.25)	$(.16)	$(.07)

Weighted average shares outstanding Basic and Diluted	71,839,782	75,142,075	109,514,401

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
(in thousands except share data)

	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity
			(Restated)		(Restated)	(Restated)
Balance December 31, 2006	66,816,764	$67	$191,689	$46	$(167,051)	$24,751

Shares issued for:
Interest on convertible debt	116,745	-	193	-	-	193
Private placement, net of issuance costs	6,651,502	7	11,613	-	-	11,620
Stock issued for settlement of accounts payable	175,435	-	292	-	-	292
Stock based compensation	-	-	2,291	-	-	2,291
Net comprehensive loss	-	-	-	(53)	(18,139)	(18,192)
Balance December 31, 2007	73,760,446	74	206,078	(7)	(185,190)	20,955

Shares issued for:
Private placement, net of issuance costs	1,211,122	1	269	-	-	270
Settlement of accounts payable	3,779,427	4	1,954	-	-	1,958
Stock based compensation	-	-	573	-	-	573
Net comprehensive loss	-	-	-	7	(12,219)	(12,212)

Balance December 31, 2008	78,750,995	79	208,874	-	(197,409)	11,544

Shares issued for:
Warrants exercised	5,589,790	6	6,133	-	-	6,139
Options exercised	293,831	-	130	-	-	130
Private placement, net of issuance costs	45,591,304	46	55,524	-	-	55,570
Settlement of accounts payable	1,925,408	2	1,365	-	-	1,367
Stock based compensation	636,119	-	826	-	-	826
Standby Finance- finance costs	-	-	241	-	-	241
Redeemable warrants valuation adjustment - restated	-	-	(9,942)	-	-	(9,942)
Net comprehensive loss- restated	-	-	-	-	(7,180)	(7,180)

Balance December 31, 2009 - restated	132,787,447	$133	$263,151	$-	$(204,589)	$58,695

See accompanying notes to consolidated financial statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31
	2007	2008	2009
			(restated)
Cash flows from operating activities:
Net loss - restated	$(18,139)	$(12,219)	$(7,180)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	266	342	359
Amortization of patent, trademark rights, and royalty interest	170	374	381
Finance costs amortization and for Standby financing	281	-	241
Redeemable warrants valuation adjustment	-	-	(6,258)
Stock option and warrant compensation and service expense	2,291	573	826
Gain on disposal of equipment	-	-	(83)
Impairment losses	526	-	-
Inventory reserve	109	(65)	-
Interest on convertible debt	181	-	-
Changes in assets and liabilities:
Inventory	337	(288)	-
Accounts and other receivables	(148)	77	-
Assets held for sale	(678)	450	-
Prepaid expenses and other current assets	22	(184)	93
Other assets	-	-	(5)
Accounts payable	(138)	1,702	1,884
Accrued expenses	(192)	(120)	45

Net cash used in operating activities	(15,112)	(9,358)	(9,297)

Cash flows from investing activities:
Purchases of property and equipment and construction in progress, net	(212)	(73)	(332)
Additions to patent and trademark rights	(211)	(142)	(242)
Maturities of short term investments	21,132	3,951	-
Purchase of short term investments	(6,754)	-	-

Net cash (used in) provided by investing activities	$3,955	$3,736	$(574)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Years ended December 31,
	2007	2008	2009
			(restated)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	$11,620	$270	$55,570
Payment of long-term debt	(4,102)	-	-
Collection of advance receivable	1,464	-	-
Proceeds from exercise of stock Warrants and options	-	-	6,254
Net cash provided by financing activities	8,892	270	61,824

Net (decrease) increase in cash and cash equivalents	7,825	(5,352)	51,953

Cash and cash equivalents at beginning of year	3,646	1,471	6,119

Cash and cash equivalents at end of year	$11,471	$6,119	$58,072

Supplemental disclosures of cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$292	$1,958	$1,382
Issuance of common stock for debt conversion, interest payments and debt payments	$181	-	-
Unrealized gains/(losses) on investments	$(53)	$7	$-

Redeemable warrants valuation adjustment	$-	$-	$(6,258)
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

For stock warrants or options granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes-Merton method if that value is more reliably measurable than the fair value of the consideration or service received.  The Company amortizes such cost over the related period of service.

The exercise price of all stock warrants granted was equal to or greater than the fair market value of the underlying common stock as defined by APB 25 on the date of the grant.

Stock option activity during the years ended December 31, 2007, 2008 and 2009 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2007	2,001,969	2.51	8.01	-

Options granted	2,624,120	2.77	9.05	-

Options forfeited	-	-	-	-

Outstanding December 31, 2007	4,626,089	$2.66	8.25	-

Options Granted	1,655,000	2.42	9.69	-

Options Forfeited	(22,481)	2.13	-	-

Outstanding December 31, 2008	6,258,608	$2.60	7.92	-

Options granted	-	-	-	-

Options forfeited	(29,856)	2.24	5.75	-

Outstanding December 31, 2009	6,228,752	$2.60	6.95	-

Exercisable December 31, 2009	6,190,419	$2.60	6.96	-

The weighted-average grant-date fair value of employee options granted during the year 2009 was $-0-.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2007	113,986	2.26	9.05	-

Options granted	130,000	1.34	10.00	-

Options vested	(77,223)	(6.86)	8.29	-

Outstanding December 31, 2007	166,673	$1.59	7.18	-

Options granted	-0-	-0-	-0-	-

Options vested	(73,420)	1.68	8.58	-

Options forfeited	(16,399)	2.00	6.18	-

Outstanding December 31, 2008	76,944	$1.41	3.89	-

Options granted	-	-	-	-

Options vested	(38,611)	1.28	7.92	-

Options forfeited	-	-	-	-

Outstanding December 31, 2009	38,333	$1.54	8.00	-

Stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2007	1,326,732	$2.63	8.18	-

Options granted	608,750	1.99	9.94	-

Options forfeited	-0-	-0-	-0-	-

Outstanding December 31, 2007	1,935,482	2.43	8.05	-

Options granted	482,000	2.02	6.72	-

Options forfeited	-0-	-0-	-0-	-

Outstanding December 31, 2008	2,417,482	$2.35	6.98	-

Options granted	361,250	2.12	7.00	-

Options exercised	(293,831)	1.56	7.93	-

Options forfeited	(251,469)	2.14	7.43	-

Outstanding December 31, 2009	2,233,432	$2.44	5.73	-

Exercisable December 31, 2009	2,093,848	$2.42	6.05	-

The weighted-average grant-date fair value of non-employee options granted during the year 2009 was $1.27.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2007	37,100	$2.28	9.81	-

Options granted	25,000	$1.30	10.00	-

Options vested	(22,100)	(2.30)	8.23	-

Outstanding December 31, 2007	40,000	$1.50	9.30	-

Options granted	-	-	-	-

Options vested	(13,333)	(1.64)	6.91	-

Outstanding December 31, 2008	26,667	$1.43	9.00	-

Options granted	131,250	2.81	3.42	-

Options vested	(18,333)	1.79	7.45	-

Outstanding December 31, 2009	139.584	$2.68	3.76	-

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

Alferon® LDO is undergoing pre-clinical testing for possible prophylaxis against influenza.  The Company’s testing of the product supports their belief that a significant portion of this product is not impaired and could be safely utilized in clinical trails.  Subject to FDA authorization and/or authorization of regulatory authorities in other countries, the finished goods inventory of Alferon N Injection® 5ml vials may be used to produce approximately 11,000,000 sachets of Alferon® Low Dose Oral (“LDO”) for clinical trials.  However, no assurance can be given that this inventory will be permitted for use in future clinical trials or for any other clinical use.  While the studies to date on Alferon ® LDO have been encouraging, preliminary testing in the laboratory and in animals is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® LDO as a possible prevention or treatment of any influenza requires prior regulatory approval.  Only the FDA can determine whether a drug is safe, effective or appropriate for use in clinical testing or for treating a specific application.

In October 2009, the Company submitted a protocol to the FDA proposing to conduct a Phase II Trial, well-controlled, clinical study for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Following a teleconference with the FDA in November 2009, the FDA placed the proposed study on “Clinical Hold” because the protocol was deemed by the FDA to be deficient in design and because additional information was required to be submitted in the area of chemistry, manufacturing and controls (“CMC”).  Thereafter in December 2009, the Company submitted additional information by Amendment with respect to both the clinical protocol design issues and the CMC items.  In January 2010, the FDA acknowledged that our responses to the clinical issues were acceptable; however, the Clinical Hold remained in effect because the FDA believed that certain CMC issues had not yet been satisfactorily resolved.  In this regard, the FDA communicated concern regarding the extended storage of Alferon® LDO drug product clinical lots which had been manufactured from an active pharmaceutical ingredient (“API”) of Alferon N Injection® manufactured in the year 2001.  While the biological (antiviral) potency of the product had remained intact, the Company learned through newly conducted physico-chemical tests (the “new tests” of temperature, pH, oxidation and light on the chemical stability of an active API), that certain changes in the drug over approximately nine storage years (combined storage of Alferon N Injection® plus storage of certain LDO sachets) had introduced changes in the drug which might adversely influence the human safety profile.  The “new tests” are part of recent FDA requirements for biological products, such as interferon, which did not exist at the time of the original FDA approval of Alferon N Injection® for commercialization and at the time of FDA approval of the “Establishment License” for Hemispherx’ manufacturing facility.  Based on the recent FDA request, the Company has now established and implemented the “new test” procedures.  As a result, the Company has found that certain Alferon N Injection® lots with extended storage (i.e., approximately eight to nine years) do appear to demonstrate some altered physico-chemical properties.  However the Company has also observed in more recent lots, including those manufactured beginning in the year 2006, are superior with respect to the enhanced scrutiny of these tests and, in the Company’s view, may be considered appropriate for clinical trials in the Alferon® LDO sachet format.  The Company expects to submit these new data to the FDA in the Spring of 2010 and believes that the Clinical Hold could be thereafter lifted if the FDA agrees that these data address the outstanding CMC issues cited in the January 2010 FDA recommendations.

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

On May 10, 2009, the Company entered into Securities Purchase Agreements with two institutional investors.  Pursuant to the Securities Purchase Agreements, the Company issued to these investors in the aggregate: (a) 13,636,363 shares of our common stock; (b) Series I warrants to purchase an additional 6,136,363 shares of common stock at an exercise price of $1.65 per share (“Series I Warrants”); and (c) Series II warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $1.10 per share (“Series II Warrants”, and together with the Series I Warrants, the “Warrants”).  The warrants include a cash settlement right if certain conditions are met.  The Series I Warrants could be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  The Series II Warrants could be exercised at any time on or after the May 18, 2009 date of delivery of the Series II Warrants and for a period of 45 days thereafter.  As of December 31, 2009, all Series II Warrants were exercised and none of the Series I Warrants have been exercised.

Rodman, as placement agent for the May 10, 2009 Securities Purchase Agreements, acted on a best efforts basis for the offering and received a placement fee equal to $825,000 as well as Series I Warrants to purchase 750,000 shares of our common stock equal at an exercise price of $1.38 per share.  The Series I Warrants can be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  The warrants include a cash settlement right if certain conditions are met.  Rodman also was entitled to a fee equal to 5.5% of the Series II Warrants that were exercised.  As of December 31, 2009, Rodman received $165,000 in fees with regard to the exercise of the Series II Warrants.

On May 18, 2009, the Company entered into Securities Purchase Agreements with two institutional investors.  Pursuant to the Securities Purchase Agreements, The Company issued to these investors in the aggregate: (a) 11,906,976 shares of common stock; and (b) warrants to purchase an additional 4,167,440 shares of common stock at an exercise price $1.31 per share (“Warrants”).  The warrants include a cash settlement right if certain conditions are met.  The Warrants could be exercised at any time on or after their May 21, 2009 date of issuance and for a five year period thereafter.  As of December 31, 2009, 1,895,000 of these Warrants had been exercised.

Rodman, as placement agent for the May 18, 2009 Securities Purchase Agreements, acted on a best efforts basis for the offering and received a placement fee equal to $797,500 as well as Warrants to purchase 654,884 shares of common stock at an exercise price of $1.34375 per share.  The Warrants could be exercised at any time on or after the six month anniversary of the May 21, 2009 closing date of the offering and for a five year period thereafter.  The warrants include a cash settlement right if certain conditions are met.

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

(9)   Research, Consulting and Supply Agreements

In 1998, the Company entered into a strategic alliance with Accredo to develop certain marketing and distribution capacities for Ampligen® in the United States.  Accredo, a division of MEDCO, is one of the nation's largest Specialty Pharmacies.  Pursuant to the agreement, Accredo assumed certain responsibilities for distribution of Ampligen® for which they received a fee.  Through this arrangement, the Company may mitigate the necessity of incurring certain up-front costs.  Accredo has also worked with the Company in connection with the Amp 511 ME/CFS cost recovery treatment program, Amp 516 ME/CFS Phase III Trial and the Amp 719 (combining Ampligen® with other antiviral drugs in HIV-salvage therapy and Amp 720 HIV Phase IIb Trial now under way).  There can be no assurances that this alliance will develop a significant commercial position in any of its targeted chronic disease markets.  The agreement had an initial one year term from February 9, 1998 with successive additional one year terms unless either party notifies the other not less than 180 days prior to the anniversary date of its intent to terminate the agreement.  Also, the agreement may be terminated for uncured defaults, or bankruptcy, or insolvency of either party and will automatically terminate upon the Company’s receiving an NDA approval for Ampligen® from the FDA, at which time, a new agreement will need to be negotiated with Accredo or another major drug distributor.  There were no initial fees.  There has been no communication or activity under this agreement for the past few years. There is no contractual obligation under this agreement at December 31, 2009.

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

 The components of the net deferred tax asset of December 31, 2008 and 2009 consists of the following:

	(000’s omitted)
	2008	2009
Deferred tax assets:

Net operating losses	$29,655	$31,664
Stock based compensation	191	281
Accrued expenses and other	22	-
Amortization & depreciation	(1,088)	(1,018)
Research and development costs	1,945	1,924
Total	30,725	32,851
Less: Valuation Allowance	(30,725)	(32,851)
Balance	$-0-	$-0-

(14) Contingencies

(a)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al.,U.S. District Court for the Southern District of Florida, Case No. 04-10129-CIV.

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

Tom Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008.  Mr. Equels has provided legal services to the Company for several years.  In 2008 and 2009, the Company paid Mr. Equels’ law firm $395,000 and $387,000, respectfully, for services rendered.  Mr. Equels’ received $37,500 in stock for his Board fees in 2008 and $150,000 in cash and stock in 2009, respectively.

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

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items.  The Company also has certain warrants with a cash settlement right in the unlikely occurrence of a Fundamental Transaction.  For a discussion about how the Company values these Warrants, please see “Note 18 – Restatement” below).

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its warrant liability at fair value.

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

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  As of December 31, 2009, the Company has classified the warrants with embedded call and put rights as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  As discussed below in Note 18 - Restatement, the Company utilized the Monte Carlo Simulation approach in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December, 31, 2009:

	Total	Level 1	Level 2	Level 3
Liabilities
Warrants	$3,684,000	$-	$-	$3,684,000

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value of Redeemable Warrants
(in thousands)
Value at issuance	$17,359
Less: value of warrants exercised in May and June 2009	(3,742)
Fair value adjustment at June 30, 2009	7,186
Balance at June 30, 2009	20,803
Fair value adjustment at September 30, 2009	(4,951)
Balance at September 30, 2009	15,852
Fair value adjustment at December 31, 2009	(12,168)
Balance at December 31, 2009	$3,684

(18) Restatement

In connection with equity financings on May 11 and 19, 2009, the Company issued warrants (the “Warrants”) that are single compound derivatives containing both an embedded right to obtain stock upon exercise (a “Call”) and a series of embedded rights to settle the Warrants for cash upon the occurrence of certain events (each, a “Put”).  Generally, the Put provisions allow the Warrant Holders liquidity protection; the right to receive cash in certain situations where the Holders would not have a means of readily selling the shares issuable upon exercise of the Warrants (e.g., where there would no longer be a significant public market for our common stock).  However because the contractual formula used to determine the cash settlement value of the embedded Put requires use of certain assumptions, the cash settlement value of the embedded Put can differ from the fair value of the unexercised embedded Call option at the time the embedded Put option is exercised.  Specifically, the Put rights would be triggered upon the happening of a “Fundamental Transaction” (as defined below) that also is (1) an all cash transaction; (2) a “Rule 13e-3 transaction” under the Exchange Act (where the Company would be taken private); or (3) a transaction involving a person or entity not traded on a national securities exchange.  “Fundamental Transactions” include (i) a merger or consolidation of the Company with or into another person or entity; (ii) a sale, lease, license, transfer or other disposition of all or substantially all of the Company’s assets; (iii) any purchase offer, tender offer or exchange offer in which holders of Company Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property, which offer has been accepted by the holders of 50% or more of the Company’s outstanding Common Stock; (iv) a reclassification, reorganization or recapitalization of the Common Stock pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property; or (v) a stock purchase or other business combination with another person or entity is effected pursuant to which such other person or entity acquires more than 50% of the outstanding shares of Common Stock.  Pursuant to the Warrants, the Put rights enable the Warrant Holders to receive cash in the amount of the Black-Scholes value is obtained from the “OV” function on Bloomberg, L.P. (“Bloomberg”) determined as of the day of consummation of the applicable Fundamental Transaction for pricing purposes and reflecting (A) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the time between the date of the public announcement of the applicable Fundamental Transaction and the Warrant expiration date, (B) an expected volatility equal to the greater of 100% and the 100 day volatility obtained from the HVT function on Bloomberg as of the Trading Day immediately following the public announcement of the applicable Fundamental Transaction, (C) the underlying price per share used in such calculation shall be the sum of the price per share being offered in cash, if any, plus the value of any non-cash consideration, if any, being offered in such Fundamental Transaction and (D) a remaining option time equal to the time between the date of the public announcement of the applicable Fundamental Transaction and the Warrant expiration date.

Initially, the Company determined that these Warrants created a related Liability in accordance with ASC 480-10-55-29 & 30 due to the fact that the Warrants could be settled for cash as discussed above.  In their estimation of the value of this Liability, the Company interpreted and applied the concept of “Fair Value” from ASC 820 (formally SFAS 157).  After reviewing current accounting literature and the findings and opinion of an independent appraiser in determining proper accounting treatment, the Company took into account the extreme unlikelihood of the occurrence of a Fundamental Transaction triggering a right to cash settlement as a probability factor in applying a Black-Scholes-Merton valuation of the Warrants.  As a result, Management deemed the fair value of the Warrants to be immaterial and, therefore, we stated the Warrants’ related Liability from May 31, 2009 through December 31, 2009 at zero.

On September 15, 2010, the Company received a comment letter from the Securities and Exchange Commission (“SEC”) concerning its review of our annual report on Form 10-K, as amended, for the year ended December 31, 2009.  During the process of resolving the SEC’s comments, the SEC Staff alerted Management that they did not agree with their method of computing the fair value of the Warrants as discussed above.

As a result, on December 22, 2010, after discussion with McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm, the Company’s Audit Committee determined that the previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Forms 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 and in our Forms 10-Q for the periods ended June 30, 2009 and September 30, 2009, should not be relied upon.  Management has restated the financial statements for the year ended December 31, 2009 contained herein and will restate the financial statements contained in our Forms 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 (including the comparable periods ended June 30, 2009 and September 30, 2009) to reflect the revised value of this Liability.

The restatements reflect the recalculation of the fair value of the Warrants using a Monte Carlo Simulation approach, applying critical assumptions provided by Management reflecting conditions at the valuation date.  The Monte Carlo Simulation approach incorporates the incremental value of the Put rights available to the Warrant Holders.  The fair value of Warrants ranged from $0.37 to $2.14 during 2009 and ranged from $0.37 to $0.38 at December 31, 2009.

The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period.  Such value computation includes subjective input assumptions that are consistently applied each period.  If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

Fair value at measurement dates during the period from Warrants’ issuances at May 10. 2009, May 18, 2009 and May 21, 2009 to December 31, 2009, were estimated using the following assumptions:

Underlying price per share	$0.56 - $2.54
Exercise price per share	$1.10 – $1.65
Risk-free interest rate	0.19% - 2.67%
Expected holding period	0.122 - 5.50 years
Expected volatility	94.99% – 226.46%
Expected dividend yield	None

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)           Risk-Free Interest Rate.  The risk-free interest rates for the Warrants are based on U.S Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)          Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised.  The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)         Expected Volatility.  Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)         Expected Dividend Yield.  Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period.  As the Company has never issued dividends, the expected dividend yield is $-0- and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)          Expected Probability of a Fundamental Transaction.  The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote.  As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange.  The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved;
b.	The Company will have to perform additional clinical trials for FDA approval of its flagship product;
c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;
d.	Available capital for a potential buyer in a cash transaction continues to be limited;
e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development;
f.
According to Forbes.com, of approximately 17,000 public companies, fewer than 30 went private in 2008 and less than 100 were completed in 2007, representing 0.18% and 0.6%, respectively.  This would be further reduced based on the nature of a life sciences company and the potential lack of revenues, cash flows and the Company’s funding needs; and

g.	The Company's Rights Agreement makes it less attractive to a potential buyer.

With the above factors utilized in analysis of the likelihood of the Put's potential Liability, the Company estimated the range of probabilities related to a Put right being triggered as:

Range of Probability	Probability
Low	0.5%
Medium	1.0%
High	5.0%

The Monte Carlo Simulation incorporated a 5.0% probability of a Fundamental Transaction.

(vi)          Expected Timing of Announcement of a Fundamental Transaction.  As the Company has no specific expectation of a Fundamental Transaction, for reasons elucidated above, the Company utilized a discrete uniform probability distribution over the Expected Holding Period to model in the potential announcement of a Fundamental Transaction occurring during the Expected Holding Period.
(vii)        Expected 100 Day Volatility at Announcement of a Fundamental Transaction.  An estimate of future volatility is necessary as there is no mechanism for directly measuring future stock price movements.  Daily observations of the Company’s historical stock values for the 100 days immediately prior to the Warrants’ grant dates, with a floor of 100%, were utilized as a proxy for the future volatility.
(viii)       Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction.  The Company utilized a risk-free interest rate corresponding to the forward U.S. Treasury rate for the period equal to the time between the date forecast for the public announcement of a Fundamental Transaction and the Warrant expiration date for each simulation.
(ix)        Expected Time Between Announcement and Consummation of a Fundamental Transaction.  The expected time between the announcement and the consummation of a Fundamental Transaction is based on the Company’s experience with the due diligence process performed by acquirers, and is estimated to be six months.  The Monte Carlo Simulation approach incorporates this additional period to reflect the delay Warrant Holders would experience in receiving the proceeds of the Put.

As a result of the corrections in the valuation of the Liabilities as of December 31, 2009 described above, the Company has restated its consolidated financial statements in this amended report as follows:

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2009

(in thousands)

	December 31, 2009 As Previously Reported	Adjustments		December 31, 2009 As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$58,072			$58,072
Prepaid expenses and other current assets	332			332

Total current assets	58,404			58,404

Property and equipment, net	4,704			4,704
Patent and trademark rights, net	830			830
Investment	35			35
Construction in progress	135			135
Other assets	886			886

Total assets	$64,994			$64,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$1,294			$1,294
Accrued expenses	1,321			1,321

Total current liabilities	2,615			2,615

Redeemable warrants	-	17,359	(a)	3,684
		(7,417	)(b)
		(6,258	)(b)(c)
Total liabilities	2,615	3,684		6,299

Commitment and contingencies

Stockholders’ equity
Preferred stock	-			-
Common stock	133			133
Additional paid-in capital	273,093	(17,359	)(a)	263,151
		7,417	(b)
Accumulated deficit	(210,847)	6,258	(b)(c)	(204,589)

Total stockholders' equity	62,379	(3,684)		58,695

Total liabilities and stockholders’ equity	$64,994			$64,994

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Year ended December 31, 2009

(in thousands, except per share data)

	December 31, 2009 As Previously Reported		Adjustments		December 31, 2009 As Restated

Revenues:

Sales of product, net	$		$		$

Clinical treatment programs		111				111

Total revenues		111				111

Costs and expenses:

Production/cost of goods sold		584				584
Research and development		6,995				6,995
General and administrative		5,796				5,796

Total costs and expenses		13,375				13,375

Operating loss		(13,264)				(13,264)

Interest and other income		67				67
Financing costs		(241)				(241)
Redeemable warrants valuation adjustment		-		6,258(b)(c)		6,258

Net loss		$(13,438)		$6,258		$(7,180)

Basic and diluted loss per share		$(0.12)		$.04		$(0.07)

Weighted average shares outstanding Basic and Diluted		109,514,401				109,514,401

NOTES:

(a)
The total initial estimated fair value of the Liability related to the Warrants was $17,359,000 at the date of their issuance in May 2009.  In order to record this Liability, an adjustment will be made to decrease Additional Paid-In Capital and increase Liabilities by $17,359,000.

(b)
In May 2009 and June 2009, some of these Warrants were exercised resulting in total non-cash losses of $3,675,000.  Prior to each exercise, the individual Warrant’s fair value was revalued.  The revaluation adjustments were made to increase the above mentioned Warrants’ Liability of $17,359,000 by the related $3,675,000 loss and then, upon exercise, reduce the Warrants’ Liability value by $7,417,000 for the exercised Warrants.

(c)
The estimated fair value of the Liability related to the Warrants was revalued at the end of each fiscal quarter from June 2009 through December 31, 2009.  Due to the decreasing trading value of our stock during this period, at December 31, 2009, the value of the Liability related to the remaining outstanding Warrants will be $3,684,000.  The June to December 2009 year to date adjustments to record the change in fair value for the remaining Warrants’ Liability will be $9,933,000, resulting in a related non-cash gain of $9,933,000.

None of the above issues from this non-cash adjustment affected the Company’s revenues, operating expenses, liquidity or cash flows from past, nor should they affect future operations, except in the highly unlikely event that a Put right is triggered under the Warrants.

(19) Quarterly Results of Operation (unaudited and restated)

The following is a summary of the unaudited quarterly results of operations:

2008
(in thousands except per share data)

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total

Revenues	$208	$15	$17	$25	$265
Costs and expenses	(3,453)	(3,145)	(3,468)	(3,010)	(13,076)
Financing costs	-	-	-	-	-
Interest & other
income	80	328	36	148	592
Redeemable warrants
valuation adjustment	-	-	-	-	-
Net loss	$(3,165)	$(2,802)	$(3,415)	$(2,837)	$(12,219)
Basic and diluted loss per share	$(.04)	$(.04)	$(.05)	$(.03)	$(.16)

2009 As Previously Stated
(in thousands except per share data)

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Total
	(previously	(previously	(previously	(previously	(previously
	reported)	reported)	reported)	reported)	reported

Revenues	$29	$17	$25	$40	$111
Costs and expenses	(2,882)	(3,996)	(2,483)	(4,014)	(13,375)
Finance Costs	(241)	-	-	-	(241)
Interest & other
Income (expense)	7	109	23	(72)	67
Redeemable warrants
valuation adjustment	-	-	-	-	-
Net loss	$(3,087)	$(3,870)	$(2,435)	$(4,046)	$(13,438)
Basic and diluted loss per share	$(.04)	$(.04)	$(.02)	$(.03)	$(.12)

2009 Restated As Necessary
(in thousands except per share data)

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Total
	(previously	(restated)	(restated)	(restated)	(restated)
	reported)

Revenues	$29	$17	$25	$40	$111
Costs and expenses	(2,882)	(3,996)	(2,483)	(4,014)	(13,375)
Finance costs	(241)	-	-	-	(241)
Interest & other
Income (expense)	7	109	23	(72)	67
Redeemable warrants
valuation adjustment	-	(10,861)	4,950	12,169	6,258
Net loss	$(3,087)	$(14,731)	$2,515	$8,123	$(7,180)
Basic and diluted loss per share	$(.04)	$(.15)	$.02	$.06	$(.07)

The difference between the previously reported and restated presentation relates to the recording of an adjustment to the liability related to the Warrants issued in May 2009.  See Note 18 Restatement.

Hemispherx Biopharma, Inc.
Schedule II -Valuation and Qualifying Accounts
(dollars in thousands)

Description	Balance at beginning of period	Charge to expense	Write- offs	Balance at end of period
Year Ended December 31, 2007 Reserve for inventory	$241	$109	$-	$350

Year Ended December 31, 2008 Reserve for inventory	$350	$-	$(64)	$286

Year Ended December 31, 2009 Reserve for inventory	$286	$-	$(4)	$282