Form 10-Q/A
period 2010-03-31
HEMISPHERX BIOPHARMA INC
filed 2011-02-14
CIK 946644

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

EXPLANATORY NOTE

Hemispherx Biopharma, Inc. (“Hemispherx”, the “Company”, “we”, “our” or “us”) is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Consolidated Condensed Financial Statements as of and for the three months ended March 31, 2010 as described in Note 11, Restatement, of the Notes to the Consolidated Condensed Financial Statements included herein.  As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2010, the Company received a comment letter from the SEC concerning its review of the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2009.  During the process of resolving the SEC’s comments, the SEC Staff alerted the Company that they did not agree with the Company’s method of computing the fair value of certain Warrants.  As a result, on December 22, 2010, after discussion with the Company’s independent registered public accounting firm, the Company’s Audit Committee determined that the previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in its Forms 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 and in its Forms 10-Q for the periods ended June 30, 2009 and September 30, 2009, should not be relied upon.  The Company simultaneously herewith is filing amendments to its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and September 30, 2010 to reflect this restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q for the quarter ended March 30, 2010 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

Part I – Item 1 – Financial Statements; and
Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q/A has been signed as of a current date and, as required by Rule 12b-15 of the Securities Exchange Act of 1934, all certifications of the Company’s Chief Executive Officer and our Chief Financial and Accounting Officer are given as of a current date.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendments to those filings.

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements
HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31, 2009	March 31, 2010
	(restated)	(Unaudited) (restated)
ASSETS
Current assets:
Cash and cash equivalents (Note 12)	$58,072	$50,723
Inventories (Note 4)	-	-
Marketable securities maturing in less than one year (Note 5)	-	3,053
Prepaid expenses and other current assets	332	216

Total current assets	58,404	53,992

Property and equipment, net	4,704	4,738
Patent and trademark rights, net	830	838
Investment	35	35
Construction in progress (Note 8)	135	389
Other assets (Note 4)	886	892

Total assets	$64,994	$60,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,294	$1,808
Accrued expenses (Note 6)	1,321	615
Current portion of capital lease (Note 7)	-	35

Total current liabilities	2,615	2,458
Long-term liabilities
Long-term portion of capital lease (Note 7)	-	30
Redeemable warrants (Note 11)	3,684	5,020

Total liabilities	6,299	7,508

Commitments and contingencies

Stockholders’ equity (Note 9):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 132,787,447 and 132,860,602, respectively	133	133
Additional paid-in capital	263,151	263,232
Accumulated other comprehensive loss	-	(20)
Accumulated deficit	(204,589)	(209,969)

Total stockholders’ equity	58,695	53,376

Total liabilities and stockholders’ equity	$64,994	$60,884

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2009	2010 (restated)
Revenues:
Clinical treatment programs	$29	$32

Total revenues	29	32

Costs and expenses:
Production/cost of goods sold	121	140
Research and development	1,595	1,996
General and administrative	1,166	1,969

Total costs and expenses	2,882	4,105

Operating loss	(2,853)	(4,073)

Financing costs	(241)	-
Interest and other income	7	29
Redeemable warrants valuation adjustment (Note 11)	-	(1,336)

Net loss	$(3,087)	$(5,380)

Basic and diluted loss per share (Note 2)	$(.04)	$(.04)

Weighted average shares outstanding, basic and diluted	79,836,247	132,818,036

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital (restated)	Accumulated Other Compre-hensive Loss	Accumulated Deficit (restated)	Total Stockholders’ Equity (restated)	Compre- hensive Loss (restated)

Balance at December 31, 2009	132,787,447	$133	$263,151	$-	$(204,589)	$58,695	$-

Stock issued for settlement of accounts payable	73,155	-	45	-	-	45	-

Equity based compensation	-	-	36	-	-	36	-

Unrealized loss in investment securities	-	-	-	(20)	-	(20)	(20)

Net loss - restated	-	-	-	-	(5,380)	(5,380)	(5,380)

Balance at March 31, 2010 - restated	132,860,602	$133	$263,232	$(20)	$(209,969)	$53,376	$(5,400)

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2010
(in thousands)
(Unaudited)

	2009	2010
		(restated)
Cash flows from operating activities:
Net loss - restated	$(3,087)	$(5,380)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	90	94
Amortization of patent and trademark rights, and royalty interest	119	20
Financing cost related to Standby Financing	241	-
Redeemable warrants valuation adjustment	-	1,336
Equity based compensation	18	36
Change in assets and liabilities:
Prepaid expenses and other current assets	56	116
Accounts payable	547	559
Accrued expenses	592	(706)
Net cash used in operating activities	$(1,424)	$(3,925)

Cash flows from investing activities:
Purchase of property plant and equipment	$(6)	$(312)
Additions to patent and trademark rights	(17)	(28)
Capital lease deposit	-	(6)
Purchase of short-term investments	(1,920)	(3,073)

Net cash used in investing activities	$(1,943)	$(3,419)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2009 and 2010
(in thousands)
(Unaudited)

	2009	2010
		(restated)
Cash flows from financing activities:
Payments on capital lease	$-	$(5)
Proceeds from sale of stock, net of issuance costs	869	-

Net cash provided by (used in) financing activities	$869	$(5)

Net decrease in cash and cash equivalents	(2,498)	(7,349)

Cash and cash equivalents at beginning of period	6,119	58,072

Cash and cash equivalents at end of period	$3,621	$50,723

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$360	$45
Equipment acquired by capital lease	$-	$70
Unrealized loss on investments	$-	$(20)
Redeemable warrants valuation adjustment	$-	$1,336

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

In the opinion of Management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist of normal recurring items and the impact of a restatement on the December 31, 2009 Balance Sheet and Income Statement for the year then ended.  Interim results are not necessarily indicative of results for a full year.

The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (“SEC”), and do not contain certain information which will be included in our annual consolidated financial statements and notes thereto.

These consolidated financial statements should be read in conjunction with our consolidated financial statements for the year ended December 31, 2009 included in our amended and restated annual report on Form 10-K/A-2, filed on February 11, 2011.

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

The Company estimates that the fair values of cash and cash equivalents, securities, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items.  The Company also has certain warrants with cash settlement or “Put” rights in the unlikely occurrence of a Fundamental Transaction (the “Warrants”).  For a discussion about how the Company values these Warrants, please see Note 11: Restatement below.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its warrant liability at fair value.  As of March 31, 2010, except for the Warrants, the Company had no derivative assets or liabilities.

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

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  As of December 31, 2009, the Company has classified the Warrants(that contain embedded put and call features) as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  As discussed below in Note 11: Restatement, the Company utilized the Monte Carlo Simulation approach in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$3,053	$3,053	$-	$-
Liabilities:
Warrants	5,020	-	-	5,020

Total	$8,073	$3,053	$-	$5,020

For detailed information regarding the change to the fair value of assets recorded in Level 1 (See Note 5: Marketable Securities).

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants (in thousands)
	March 31,2009	March 31, 2010

Balance at beginning of quarter	$-	$3,684
Fair value adjustment at March 31, 2010	-	1,336
Balance at March 31, 2010	$-	$5,020

Note 11: Restatement

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

Initially, the Company determined that these Warrants created a related Liability in accordance with ASC 480-10-55-29 & 30 due to the fact that the Warrants could be settled for cash as discussed above.  In their estimation of the value of this Liability, the Company interpreted and applied the concept of “Fair Value” from ASC 820 (formally SFAS 157).  After reviewing current accounting literature and the findings and opinion of an independent appraiser in determining proper accounting treatment, the Company took into account the extreme unlikelihood of the occurrence of a Fundamental Transaction triggering a right to cash settlement as a probability factor in applying a Black-Scholes-Merton valuation of the Warrants.  As a result, Management deemed the fair value of the Warrants to be immaterial and, therefore, stated the Warrants’ related Liability from May 31, 2009 through December 31, 2009 at zero.

On September 15, 2010, the Company received a comment letter from the Securities and Exchange Commission (“SEC”) concerning its review of the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2009.  During the process of resolving the SEC’s comments, the SEC Staff alerted Management that they did not agree with their method of computing the fair value of the Warrants as discussed above.

As a result, on December 22, 2010, after discussion with McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm, the Company’s Audit Committee determined that the previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in its Forms 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 and in its Forms 10-Q for the periods ended June 30, 2009 and September 30, 2009, should not be relied upon.  Management has restated the financial statements for the year ended December 31, 2009 contained in the Company’s Form 10-K and in its Forms 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 (including the comparable periods ended June 30, 2009 and September 30, 2009) to reflect the revised value of this Liability.

The restatements reflect the recalculation of the fair value of the Warrants using a Monte Carlo Simulation approach, applying critical assumptions provided by Management reflecting conditions at the valuation date.  The Monte Carlo Simulation approach incorporates the incremental value of the Put rights available to the Warrant Holders.  The fair value of Warrants ranged from $0.37 to $0.38 at December 31, 2009 and all valued at $0.51 at March 31, 2010.

The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period.  Such value computation includes subjective input assumptions that are consistently applied each period.  If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

Fair value at March 31, 2010, was estimated using the following assumptions:

Underlying price per share	$0.74
Exercise price per share	$1.31 – $1.65
Risk-free interest rate	2.12% - 2.36%
Expected holding period	4.13 - 4.63 years
Expected volatility	113.14% – 114.38%
Expected dividend yield	None

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

As a result of the corrections in the valuation of the Liabilities as described above, the Company has restated its consolidated financial statements in this amended report as follows:

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
March 31,2010

(in thousands)

	March 31,2010 As Previously Reported	Adjustments	March 31, 2010 As restated
ASSETS
Current Assets:
Cash and cash equivalents	$50,723		$50,723
Marketable securities maturing in less than one year	3,053		3,053
Prepaid expenses and other current assets	216		216

Total current assets	53,992		53,992

Property and equipment, net	4,738		4,738
Patent and trademark rights, net	838		838
Investment	35		35
Construction in progress	389		389
Other assets	892		892

Total assets	$60,884		$60,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$1,808		$1,808
Accrued expenses	615		615
Current portion of capital lease	35		35

Total current liabilities	2,458		2,458

Long-term portion of capital lease	30		30
Redeemable warrants	-	3,684
		1,336	5,020
Total liabilities	2,488	5,020	7,508

Commitment and contingencies

Stockholders’ equity
Preferred stock	-		-
Common stock	133		133
Additional paid-in capital	273,174	(9,942)	263,232

Accumulated other comprehensive loss	(20)		(20)
Accumulated deficit	(214,891)	6,258	(209,969)
		(1,336)
Total stockholders' equity	58,396	(5,020)	53,376
Total liabilities and stockholders’ equity	$60,884		$60,884

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Three months ended March 31,2010

(in thousands, except per share data)

	March 31,2010 As Previously Reported	Adjustments	March 31, 2010 As restated

Revenues:

Sales of product, net	$		$

Clinical treatment programs	32		32

Total revenues	32		32

Costs and expenses:

Production/cost of goods sold	140		140
Research and development	1,996		1,996
General and administrative	1,969		1,969

Total costs and expenses	4,105		4,105

Operating loss	(4,073)		(4,073)

Interest and other income	29		29
Redeemable warrants valuation adjustment		(1,336)	(1,336)

Net loss	$(4,044)	(1,336)	$(5,380)

Basic and diluted loss per share	$(.03)	(.01)	$(.04)

Weighted average shares outstanding Basic and Diluted	132,818,036		132,818,036

Note to above tables:  The estimated fair value of the Liability related to the Warrants was revalued at March 31, 2010.  Due to the increasing trading value of our stock during the relevant period, at March 31, 2010, the value of the Liability related to the remaining outstanding Warrants was $5,020,000, resulting in a related non-cash loss of $1,336,000.

None of the above issues from this non-cash adjustment affected the Company’s revenues, operating expenses, liquidity or cash flows from past, nor should they affect future operations, except in the highly unlikely event that a Put right is triggered under the Warrants.

NOTE 12: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE 13: Recent Accounting Pronouncements

The FASB has published FASB Accounting Standards Update 2010-01 through 2010-12.  The adoption of published FASB Accounting Standards Update 2010-01 through 2010-12 has no material effect on the Company’s financial statements for the three months ended March 31, 2010.

NOTE 14: Subsequent Events

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

Restatement

The Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as discussed in Note 11: Restatement of the Notes to Consolidated Condensed Financial Statements.

New Accounting Pronouncements

Refer to “Note 13: Recent Accounting Pronouncements” under Notes To Unaudited Condensed Consolidated Financial Statements.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part I; Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our amended and restated Annual Report on Form 10-K/A-2 for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 versus three months ended March 31, 2009

Net Loss – restated

Our net loss as restated was approximately $5,380,000 for the three months ended March 31, 2010, which was an increase of $2,293,000 or 74% when compared to the same period in 2009.  This increase in loss for these three months was primarily due to the following expense elements:

1)	Research and Development costs increased approximately $401,000 or 25%;

2)	General and Administrative expenses increased approximately $803,000 or 69%;

3)	A decrease in Production/Cost of Goods Sold of approximately $19,000 or 16%;

4)	A decrease in finance costs of $241,000 from a Standby Finance Agreement executed in February 2009; and

5)	A restatement adjustment of $1,336,000 of redeemable warrants. See Note 11.

Net loss per share as restated was $0.04 for the current period and for the same period in 2009.

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

Redeemable Warrants

Restatement for a non-cash valuation adjustment of $1,336,000 was made in 2010 due to a revaluation of redeemable warrants.  See Note 11.

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

On July 31, 2009, Cato Capital LLC (“Cato”) filed suit asserting that under a November 2008 agreement, we owe Cato a placement fee for certain investment transactions.  The Complaint seeks damages in the amount of $5,000,000 plus attorneys’ fees.  We filed our Answer on August 20, 2009.  On October 13, 2009, Cato filed a Motion seeking leave to file an Amended Complaint which proposes that Cato be permitted to add The Sage Group as an additional defendant and to bring additional causes of action against us arising from the defenses contained in our Answer and increase the total amount sought to $9,830,000, plus attorneys’ fees and punitive damages.  We filed a response objecting to the Motion with disposition of this Motion pending before the Court.  The law firm of Black and Gerngross is serving as our local counsel.  We believe we have meritorious defenses and are vigorously defending against this claim.

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

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of March 31, 2010, our restated accumulated deficit was approximately $(209,969,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

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

Date: February 11, 2011