Form 10-Q/A
period 2010-06-30
HEMISPHERX BIOPHARMA INC
filed 2011-02-14
CIK 946644

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

EXPLANATORY NOTE

Hemispherx Biopharma, Inc. (“Hemispherx”, the “Company”, “we”, “our” or “us”) is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Consolidated Condensed Financial Statements as of and for the three and six months ended June 30, 2010 and 2009 as described in Note 11, Restatement, of the Notes to the Consolidated Condensed Financial Statements included herein.  As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2010, the Company received a comment letter from the SEC concerning its review of the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2009.  During the process of resolving the SEC’s comments, the SEC Staff alerted the Company that they did not agree with the Company’s method of computing the fair value of certain Warrants.  As a result, on December 22, 2010, after discussion with the Company’s independent registered public accounting firm, the Company’s Audit Committee determined that the previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in its Forms 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 and in its Forms 10-Q for the periods ended June 30, 2009 and September 30, 2009, should not be relied upon.  The Company simultaneously herewith is filing amendments to its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and September 30, 2010 to reflect this restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q for the quarter ended June 30, 2010 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

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

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31, 2009	June 30, 2010
		(Unaudited)
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents (Note 12)	$58,072	$5,331
Marketable securities maturing in less than one year (Note 5)	-	30,433
Inventories (Note 4)	-	934
Prepaid expenses and other current assets	332	120

Total current assets	58,404	36,818

Property and equipment, net	4,704	4,675
Marketable securities maturing in one year or greater (Note 5)	-	14,783
Patent and trademark rights, net	830	836
Investment	35	35
Construction in progress (Note 8)	135	405
Other assets (Note 4)	886	35

Total assets	$64,994	$57,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,294	$1,335
Accrued expenses (Note 6)	1,321	509
Current portion of capital lease (Note 7)	-	35

Total current liabilities	2,615	1,879
Long-term liabilities
Long-term portion of capital lease (Note 7)	-	21
Redeemable warrants (Note 11)	3,684	2,760

Total liabilities	6,299	4,660

Commitments and contingencies

Stockholders’ equity (Note 9):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 132,787,447 and 134,368,677, respectively	133	135
Additional paid-in capital	263,151	264,179
Accumulated other comprehensive loss	-	(2)
Accumulated deficit	(204,589)	(211,385)

Total stockholders’ equity	58,695	52,927

Total liabilities and stockholders’ equity	$64,994	$57,587

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2009 (restated)	2010 (restated)
Revenues:
Clinical treatment programs	$17	$41

Total revenues	17	41

Costs and expenses:
Production/cost of goods sold	152	328
Research and development	1,982	1,694
General and administrative	1,862	1,788

Total costs and expenses	3,996	3,810

Operating loss	(3,979)	(3,769)

Interest and other income	109	93
Redeemable warrants valuation adjustment(Note 11)	(10,861)	2,260

Net loss	$(14,731)	$(1,416)

Basic and diluted loss per share (Note 2)	$(.15)	$(.01)

Weighted average shares outstanding, basic and diluted	100,077,267	133,107,607

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2009 (restated)	2010 (restated)
Revenues:
Clinical treatment programs	$46	$73

Total revenues	46	73

Costs and expenses:
Production/cost of goods sold	273	468
Research and development	3,577	3,690
General and administrative	3,028	3,757

Total costs and expenses	6,878	7,915

Operating loss	(6,832)	(7,842)

Financing costs	(241)	-
Interest and other income	116	122
Redeemable warrants valuation adjustment ( Note 11)	(10,861)	924

Net loss	$(17,818)	$(6,796)

Basic and diluted loss per share (Note 2)	$(.20)	$(.05)

Weighted average shares outstanding, basic and diluted	89,110,201	132,963,622

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital (restated)	Accumulated Other Compre- hensive Loss	Accumulated Deficit (restated)	Total Stockholders’ Equity (restated)	Compre- hensive Loss (restated)

Balance at December 31, 2009	132,787,447	$133	$263,151	$-	$(204,589)	$58,695	$-

Stock issued for settlement of accounts payable	446,761	-	302	-	-	302	-

Equity based compensation	614,469	1	434	-	-	435	-

Shares sold at the market	520,000	1	292	-	-	293

Unrealized loss in investment securities	-	-	-	(2)	-	(2)	(2)

Net loss - restated	-	-	-	-	(6,796)	(6,796)	(6,796)

Balance at June 30, 2010 - restated	134,368,677	$135	$264,179	$(2)	$(211,385)	$52,927	$(6,798)

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2010
(in thousands)
(Unaudited)

	2009	2010
	(restated)	(restated)
Cash flows from operating activities:
Net loss - restated	$(17,818)	$(6,796)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	177	192
Amortization of patent and trademark rights, and royalty interest	186	39
Financing cost related to Standby Financing	241	-
Redeemable warrants valuation adjustment	10,861	(924)
Equity based compensation	141	435
Gain on disposal of equipment	(83)	(77)

Change in assets and liabilities:
Accounts and other receivables	(9)	-
Prepaid expenses and other current assets	171	212
Accounts payable	1,017	343
Accrued expenses	987	(812)
Net cash used in operating activities	$(4,129)	$(7,388)

Cash flows from investing activities:
Purchase of property plant and equipment	$(5)	$(362)
Additions to patent and trademark rights	(130)	(45)
Capital lease deposit	-	(6)
Purchase of short-term investments	(1,000)	(45,218)

Net cash used in investing activities	$(1,135)	$(45,631)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended June 30, 2009 and 2010
(in thousands)
(Unaudited)

	2009	2010
	(restated)	(restated)
Cash flows from financing activities:
Payments on capital lease	$-	$(15)
Warrants and options converted	5,683	-
Proceeds from sale of stock, net of issuance costs	34,119	293

Net cash provided by financing activities	$39,802	$278

Net increase (decrease) in cash and cash equivalents	34,538	(52,741)

Cash and cash equivalents at beginning of period	6,119	58,072

Cash and cash equivalents at end of period	$40,657	$5,331

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$1,137	$302
Equipment acquired by capital lease	$-	$70
Unrealized loss on investments	$-	$(2)
Redeemable warrants valuation adjustment	$10,861	$(924)

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

The Company estimates that the fair values of cash and cash equivalents, securities, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items.  The Company also has certain warrants with cash settlement or “Put” rights in the unlikely occurrence of a Fundamental Transaction (the “Warrants”).  For a discussion about how the Company values these Warrants, please see Note 11: Restatement, below.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its  warrant liability at fair value.  As of June 30, 2010, except for the Warrants, the Company had no derivative assets or liabilities.

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

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  As of June 30, 2010, the Company has classified the Warrants (that contain embedded put and call features) as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  As discussed below in Note 11: Restatement, the Company utilized the Monte Carlo Simulation approach in valuing these Warrants.

The table below presents the balance s of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$45,216	$45,216	$-	$-
Liabilities:
Warrants	2,760	-	-	2,760

Total	$47,976	$45,216	$-	$2,760

For detailed information regarding the change to the fair value of assets recorded in Level 1 (See Note 5: Marketable Securities).

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants (in thousands)

	June 30,2009	June 30, 2010

Balance at beginning of period	$-	$3,684
Value at issuance	17,359	-
Less: value of warrants exercised in May and June 2009	(3,742)	-
Fair value adjustment at June 30	7,186	(924)
Balance at June 30	$20,803	$2,760

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

The restatements reflect the recalculation of the fair value of the Warrants using a Monte Carlo Simulation approach, applying critical assumptions provided by Management reflecting conditions at the valuation date.  The Monte Carlo Simulation approach incorporates the incremental value of the Put rights available to the Warrant Holders.  The fair value of Warrants ranged from $0.37 to $0.38 at December 31, 2009, ranged from $2.11 to $2.14 at June 30, 2009 and was consistent at $0.28 for June 30, 2010.

The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period.  Such value computation includes subjective input assumptions that are consistently applied each period.  If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

Fair value at June 30, 2009, was estimated using the following assumptions:

Underlying price per share	$2.54
Exercise price per share	$1.31 – $1.65
Risk-free interest rate	2.50% - 2.67%
Expected holding period	4.88 - 5.38 years
Expected volatility	100.82% – 103.91%
Expected dividend yield	None

Fair value at June 30, 2010, was estimated using the following assumptions:

Underlying price per share	$0.47
Exercise price per share	$1.31 – $1.65
Risk-free interest rate	1.36% - 1.55%
Expected holding period	3.89 – 4.38 years
Expected volatility	112.16% – 115.41%
Expected dividend yield	None

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

As a result, the Company restated its financial statements included in its amended and restated annual report on Form 10K/A-2 and the Company has restating its financial statements as and for the periods ended June 30, 2010 and 2009 herein as follows:

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
June 30,2010

(in thousands)

	June 30,2010 As Previously Reported	Adjustments	June 30, 2010 As restated
ASSETS
Current Assets:
Cash and cash equivalents	$5,331		$5,331
Marketable securities maturing in less than one year	30,433		30,433
Inventories	934		934
Prepaid expenses and other current assets	120		120

Total current assets	36,818		36,818

Property and equipment, net	4,675		4,675
Marketable securities maturing in one year or greater	14,783		14,783
Patent and trademark rights, net	836		836
Investment	35		35
Construction in progress	405		405
Other assets	35		35

Total assets	$57,587		$57,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	$1,335		$1,335
Accrued expenses	509		509
Current portion of capital lease	35		35

Total current liabilities	1,879		1,879

Long-term liabilities
Long-term portion of capital lease	21		21
Redeemable warrants	-	3,684	2,760
		1,336
		(2,260)
Total liabilities	1,900	2,760	4,660

Commitment and contingencies

Stockholders’ equity
Preferred stock	-		-
Common stock	135		135
Additional paid-in capital	274,121	(7,717)	264,179
		(2,225)
Accumulated other comprehensive loss	(2)		(2)
Accumulated deficit	(218,567)	4,555	(211,385)
		142
		(1,061)
		137
		3,409
Total stockholders' equity	$55,687	(2,760)	$52,927
Total liabilities and stockholders’ equity	$57,587		$57,587

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Three months ended June 30,2009

(in thousands, except per share data)

	June 30,2009 As Previously Reported		Adjustments	June 30, 2009 As restated

Revenues:

Sales of product, net	$			$

Clinical treatment programs		17			17

Total revenues		17			17

Costs and expenses:

Production/cost of goods sold		152			152
Research and development		1,982			1,982
General and administrative		1,862			1,862

Total costs and expenses		3,996			3,996

Operating loss		(3,979)			(3,979)

Interest and other income		109			109
Redeemable warrants valuation adjustment			(10,861)		(10,861)

Net loss		$(3,870)	(10,861)		$(14,731)

Basic and diluted loss per share		$(.04)	$(.11)		$(.15)

Weighted average shares outstanding Basic and Diluted		100,077,267			100,077,267

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Three months ended June 30,2010

(in thousands, except per share data)

	June 30,2010 As Previously Reported		Adjustments	June 30, 2010 As restated

Revenues:

Sales of product, net	$			$

Clinical treatment programs		41			41

Total revenues		41			41

Costs and expenses:

Production/cost of goods sold		328			328
Research and development		1,694			1,694
General and administrative		1,788			1,788

Total costs and expenses		3,810			3,810

Operating loss		(3,769)			(3,769)

Interest and other income		93			93
Redeemable warrants valuation adjustment			2,260		2,260

Net loss		$(3,676)	2,260		$(1,416)

Basic and diluted loss per share		$(.03)	$.02		$(.01)

Weighted average shares outstanding Basic and Diluted		133,107,607			133,107,607

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Six months ended June 30,2009

(in thousands, except per share data)

	June 30,2009 As Previously Reported		Adjustments	June 30, 2009 As restated

Revenues:

Sales of product, net	$			$

Clinical treatment programs		46			46

Total revenues		46			46

Costs and expenses:

Production/cost of goods sold		273			273
Research and development		3,577			3,577
General and administrative		3,028			3,028

Total costs and expenses		6,878			6,878

Operating loss		(6,832)			(6,832)

Financing costs		(241)			(241)
Interest and other income		116			116
Redeemable warrants valuation adjustment			(10,861)		(10,861)

Net loss		$(6,957)	(10,861)		$(17,818)

Basic and diluted loss per share		$(.08)	$(.12)		$(.20)

Weighted average shares outstanding Basic and Diluted		89,110,201			89,110,201

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Six months ended June 30,2010

(in thousands, except per share data)

	June 30,2010 As Previously Reported		Adjustments	June 30, 2010 As restated

Revenues:

Sales of product, net	$			$

Clinical treatment programs		73			73

Total revenues		73			73

Costs and expenses:

Production/cost of goods sold		468			468
Research and development		3,690			3,690
General and administrative		3,757			3,757

Total costs and expenses		7,915			7,915

Operating loss		(7,842)			(7,842)

Interest and other income		122			122
Redeemable warrants valuation adjustment			(1,336)		924
			2,260

Net loss		$(7,720)	924		$(6,796)

Basic and diluted loss per share		$(.06)	$.01		$(.05)

Weighted average shares outstanding Basic and Diluted		132,963,622			132,963,622

Note to above tables:  The estimated fair value of the Liability related to the Warrants was revalued at June 30, 2009 and June 30, 2010.  Due to the volatile trading value of our stock during the relevant periods, at June 30, 2009, the value of the Liability related to the remaining outstanding Warrants was $20,803,000, resulting in a related non-cash gain of $10,861,000, and, at June 30, 2010, the value of the Liability related to the remaining outstanding Warrants was $2,760,000, resulting in a related non-cash gain of $924,000.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2010 versus three months ended June 30, 2009

Net Loss-restated

Our restated net loss was approximately $1,416,000 for the three months ended June 30, 2010, which was a decrease of $13,315,000 or 90% when compared to the same period in 2009.  This decrease in loss for these three months was primarily due to the following changes in expense elements:

1)	a decrease in Research and Development costs of approximately $288,000 or 15%;

2)	a decrease in General and Administrative expenses of approximately $74,000 or 4%; offset by

3)	an increase in Production/Cost of Goods Sold of approximately $176,000 or 116%;

4)	an increase in interest income of $16,000 from invested funds; and

5)	restatement adjustments of $(10,861,000) and $2,260,000 in 2009 and 2010, respectively. See Note 11.

Restated net loss per share was $0.01 for the current period versus $0.15 for the same period in 2009.

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

Redeemable Warrants

Restatement for non-cash valuation adjustments of $(10,861,000) and $2,260,000 were made in 2009 and 2010, respectively.  See Note 11.

Six months ended June 30, 2010 versus six months ended June 30, 2009

Net Loss-restated

Our restated net loss was approximately $6,796,000 for the six months ended June 30, 2010, which was a decrease of $11,022,000 or 62% when compared to the same period in 2009.  This decrease in loss for these six months was primarily due to the following expense elements:

1)	an increase in Production/Cost of Goods Sold of approximately $195,000 or 71%; and

2)	an increase in Research and Development costs of approximately $113,000 or 3%;

3)	an increase in General and Administrative expenses of approximately $729,000 or 24%; offset by

4)	a decrease in finance costs of $241,000, or 100% from a Standby Finance Agreement executed in February 2009.

5)	restatement adjustments of $(10,861,000) and $924,000 in 2009 and 2010, respectively. See Note 11.

Restated net loss per share was $0.05 for the current period versus $0.20 for the same period in 2009.

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

Redeemable Warrants

Restatement for non-cash valuation adjustments of $(10,861,000) and $924,000 were made in 2009 and 2010, respectively. See Note 11.

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

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2010, our accumulated deficit was approximately $(211,385,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

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

ITEM 3:     Defaults upon Senior Securities

None.

ITEM 4:     Removed and Reserved

ITEM 5:     Other Information

None.

ITEM 6:     Exhibits

(a)   Exhibits

10.1	Amended and Restated Employment Agreement with Dr. William A. Carter dated July 15 2010.*

10.2	Amended and Restated Employment Agreement with Thomas K. Equels dated July 15, 2010.*

10.3	Amended and Restated Employment Agreement with Robert Dickey dated August 3, 2010.*

10.4	Amended Advisors Agreement with The Sage Group, Inc. dated July 15 2010.*

31.1	Certification pursuant to Section 302 of theSarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of theSarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of theSarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of theSarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

*             Previously filed as an exhibit to the Company’s Form 10-Q for the period ended June 30, 2010.

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