Form 10-Q/A
period 2010-09-30
HEMISPHERX BIOPHARMA INC
filed 2011-02-14
CIK 946644

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

135,241,609 shares of common stock were issued and outstanding as of November 3, 2010.

EXPLANATORY NOTE

Hemispherx Biopharma, Inc. (“Hemispherx”, the “Company”, “we”, “our” or “us”) is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Consolidated Condensed Financial Statements as of and for the three and nine months ended September 30, 2010 and 2009 as described in Note 11, Restatement, of the Notes to the Consolidated Condensed Financial Statements included herein.  As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2010, the Company received a comment letter from the SEC concerning its review of the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2009.  During the process of resolving the SEC’s comments, the SEC Staff alerted the Company that they did not agree with the Company’s method of computing the fair value of certain Warrants.  As a result, on December 22, 2010, after discussion with the Company’s independent registered public accounting firm, the Company’s Audit Committee determined that the previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in its Forms 10-Q for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010 and in its Forms 10-Q for the periods ended June 30, 2009 and September 30, 2009, should not be relied upon.  The Company simultaneously herewith is filing amendments to its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 to reflect this restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q for the quarter ended September 30, 2010 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

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

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements
HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31, 2009	September 30, 2010 (Unaudited)
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents (Note 12)	$58,072	$3,044
Marketable securities maturing in less than one year (Note 5)	-	34,202
Inventories (Note 4)	-	1,075
Prepaid expenses and other current assets	332	235

Total current assets	58,404	38,556

Property and equipment, net	4,704	4,794
Marketable securities maturing in one year or greater (Note 5)	-	11,015
Patent and trademark rights, net	830	974
Investment	35	35
Construction in progress (Note 8)	135	464
Other assets (Note 4)	886	38

Total assets	$64,994	$55,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,294	$1,729
Accrued expenses (Note 6)	1,321	572
Current portion of capital lease (Note 7)	-	61

Total current liabilities	2,615	2,362
Long-term liabilities
Long-term portion of capital lease (Note 7)	-	112
Redeemable warrants (Note 11)	3,684	3,343

Total liabilities	6,299	5,817

Commitments and contingencies

Stockholders’ equity (Note 9):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 132,787,447 and 135,241,609, respectively	133	135
Additional paid-in capital	263,151	264,429
Accumulated other comprehensive income	-	717
Accumulated deficit	(204,589)	(215,222)

Total stockholders’ equity	58,695	50,059

Total liabilities and stockholders’ equity	$64,994	$55,876

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,
	2009 (restated)	2010 (restated)
Revenues:
Clinical treatment programs	$25	$35

Total revenues	25	35

Costs and expenses:
Production/cost of goods sold	146	181
Research and development	1,173	1,808
General and administrative	1,164	1,738

Total costs and expenses	2,483	3,727

Operating loss	(2,458)	(3,692)

Interest expense from capital leases	-	(5)
Interest and other income	23	443
Redeemable warrants valuation adjustment (Note 11)	4,950	(584)

Net income (loss)	$2,515	$(3,838)

Basic and diluted income (loss) per share (Note 2)	$.02	$(.02)

Weighted average shares outstanding, basic and diluted	127,788,640	134,869,730

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
	2009 (restated)	2010 (restated)
Revenues:
Clinical treatment programs	$71	$108

Total revenues	71	108

Costs and expenses:
Production/cost of goods sold	419	649
Research and development	4,750	5,498
General and administrative	4,192	5,495

Total costs and expenses	9,361	11,642

Operating loss	(9,290)	(11,534)

Financing costs	(241)	-
Interest expense from capital leases	-	(5)
Interest and other income	139	565
Redeemable warrants valuation adjustment (Note 11)	(5,911)	341

Net loss	$(15,303)	$(10,633)

Basic and diluted loss per share (Note 2)	$(.15)	$(.08)

Weighted average shares outstanding, basic and diluted	101,706,216	133,605,973

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital (restated)	Accumulated Other Compre- hensive Income	Accumulated Deficit (restated)	Total Stockholders’ Equity (restated)	Compre- hensive Loss (restated)

Balance at December 31, 2009	132,787,447	$133	$263,151	$-	$(204,589)	$58,695	$-

Stock issued for settlement of accounts payable	498,867	-	328	-	-	328	-

Equity based compensation	1,435,295	1	658	-	-	659	-

Shares sold at the market	520,000	1	292	-	-	293	-

Unrealized gain in investment securities	-	-	-	717	-	717	717

Net loss - restated	-	-	-	-	(10,633)	(10,633)	(10,633)

Balance at September 30, 2010 - restated	135,241,609	$135	$264,429	$717	$(215,222)	$50,059	$(9,916)

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2010
(in thousands)
(Unaudited)

	2009	2010
	(restated)	(restated)
Cash flows from operating activities:
Net loss- restated	$(15,303)	$(10,633)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	266	295
Amortization of patent and trademark rights, and royalty interest	236	57
Financing cost related to Standby Financing	241	-
Redeemable warrants valuation adjustment	5,911	(341)
Equity based compensation	791	659
Gain on disposal of equipment	(83)	-

Change in assets and liabilities:
Inventories	-	(212)
Prepaid expenses and other current assets	257	97
Other assets	-	(6)
Accounts payable	1,252	763
Accrued expenses	(233)	(749)
Net cash used in operating activities	$(6,665)	$(10,070)

Cash flows from investing activities:
Purchase of property plant and equipment	$(51)	$(514)
Additions to patent and trademark rights	(185)	(201)
Deposits on capital leases	-	(9)
Maturities of short-term and long-term investments	-	4,356
Purchase of short-term and long-term investments	-	(48,856)

Net cash used in investing activities	$(236)	$(45,224)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2009 and 2010
(in thousands)
(Unaudited)

	2009 (restated)	2010 (restated)
Cash flows from financing activities:
Payments on capital lease	$-	$(27)
Warrants and options converted	33,982	-
Proceeds from sale of stock, net of issuance costs	27,842	293

Net cash provided by financing activities	$61,824	$266

Net increase (decrease) in cash and cash equivalents	54,923	(55,028)

Cash and cash equivalents at beginning of period	6,119	58,072

Cash and cash equivalents at end of period	$61,042	$3,044

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$1,301	$328
Equipment acquired by capital lease	$-	$200
Unrealized gain on investments	$-	$717
Redeemable warrants valuation adjustment	$5,911	$(341)
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$5

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

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its warrant liability at fair value.  As of September 30, 2010, except for the Warrants, the Company had no derivative assets or liabilities.

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

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  As of September 30, 2010, the Company has classified the Warrants (that contain embedded put and call features) as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  As discussed below in Note 11: Restatement, the Company utilized the Monte Carlo Simulation approach in valuing the Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$45,217	$23,210	$22,007	$-
Liabilities:
Warrants	3,343	-	-	3,343

Total	$48,560	$23,210	$22,007	$3,343

For detailed information regarding the change to the fair value of assets recorded in Level 1 (See Note 5: Marketable Securities).

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants (in thousands)
	September 30, 2009	September 30,2010
	(restated)	(restated)

Balance at beginning of period	$-	$3,684
Value at issuance	17,359	-
Less: value of warrants exercised in May and June 2009	(3,742)	-

Fair value adjustment at June 30	7,186	(924)
Balance at June 30	20,803	2,760
Fair value adjustment at September 30	(4,950)	583

Balance at September 30	$15,852	$3,343

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

The restatements reflect the recalculation of the fair value of the Warrants using a Monte Carlo Simulation approach, applying critical assumptions provided by Management reflecting conditions at the valuation date.  The Monte Carlo Simulation approach incorporates the incremental value of the Put rights available to the Warrant Holders.  The fair value of Warrants ranged from $0.37 to $0.38 at December 31, 2009, ranged from $1.61 to $1.63 at September 30, 2009 and ranged from $0.34 to $0.35 at September 30, 2010.

The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period.  Such value computation includes subjective input assumptions that are consistently applied each period.  If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

Fair value at September 30, 2009, was estimated using the following assumptions:

Underlying price per share	$2.00
Exercise price per share	$1.38 – $1.65
Risk-free interest rate	2.14 - 2.34%
Expected holding period	4.63 - 5.13 years
Expected volatility	104.63% – 108.68%
Expected dividend yield	None

Fair value at September 30, 2010, was estimated using the following assumptions:

Underlying price per share	$0.56
Exercise price per share	$1.38 – $1.65
Risk-free interest rate	0.83% - 0.99%
Expected holding period	3.63 – 4.13 years
Expected volatility	112.60% – 118.64%
Expected dividend yield	None

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

As a result, the Company restated its financial statements included in its amended and restated annual report on Form 10K/A-2 and the Company has restating its financial statements as and for the periods ended September 30, 2010 and 2009 herein as follows:

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
September 30,2010

(in thousands)

	September 30,2010 As Previously Reported	Adjustments	September 30, 2010 As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$3,044		$3,044
Marketable securities maturing in less than one year	34,202		34,202
Inventories	1,075		1,075
Prepaid expenses and other current assets	235		235

Total current assets	38,556		38,556

Property and equipment, net	4,794		4,794
Marketable securities maturing in one year or greater	11,015		11,015
Patent and trademark rights, net	974		974
Investment	35		35
Construction in progress	464		464
Other assets	38		38

Total assets	$55,876		$55,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable	1,729		$1,729
Accrued expenses	572		572
Current portion of capital lease	61		61

Total current liabilities	$2,362		2,362

Long-term liabilities
Long-term portion of capital lease	112		112
Redeemable warrants	-	3,684	3,343
		1,336
		(2,260)
		583
Total liabilities	2,474	3,343	5,817

Commitment and contingencies

Stockholders’ equity
Preferred stock	-		-
Common stock	135		135
Additional paid-in capital	274,371	(7,717)	264,429
		(2,225)
Accumulated other comprehensive loss	717		717
Accumulated deficit	(221,821)	4,555	(215,222)
		142
		(1,061)
		137
		3,409
		(583)
Total stockholders' equity	$53,402	(3,343)	$50,059
Total liabilities and stockholders’ equity	$55,876		$55,876

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Three months ended September 30,2009

(in thousands, except per share data)

	September 30,2009 As Previously Reported	Adjustments	September 30, 2009 As Restated

Revenues:

Sales of product, net	$		$

Clinical treatment programs	25		25

Total revenues	25		25

Costs and expenses:

Production/cost of goods sold	146		146
Research and development	1,173		1,173
General and administrative	1,164		1,164

Total costs and expenses	2,483		2,483

Operating loss	(2,458)		(2,458)

Interest and other income	23		23
Redeemable warrants valuation adjustment		4,950	4,950

Net income (loss)	$(2,435)	4,950	$2,515

Basic and diluted loss per share	$(.02)	$.04	$.02

Weighted average shares outstanding Basic and Diluted	127,788,640		127,788,640

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Three months ended September 30,2010

(in thousands, except per share data)

	September 30,2010 As Previously Reported		Adjustments	September30, 2010 As Restated

Revenues:

Sales of product, net	$			$

Clinical treatment programs		35			35

Total revenues		35			35

Costs and expenses:

Production/cost of goods sold		181			181
Research and development		1,808			1,808
General and administrative		1,738			1,738

Total costs and expenses		3,727			3,727

Operating loss		(3,692)			(3,692)

Interest expense from capital lease		(5)			(5)
Interest and other income		443			443
Redeemable warrants valuation adjustment			(584)		(584)

Net loss		$(3,254)	(584)		$(3,838)

Basic and diluted loss per share		$(.02)	$(.00)		$(.02)

Weighted average shares outstanding Basic and Diluted		134,869,730			134,869,730

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Nine months ended September 30,2009

(in thousands, except per share data)

	September 30,2009 As Previously Reported	Adjustments	September 30, 2009 As Restated

Revenues:

Sales of product, net	$		$

Clinical treatment programs	71		71

Total revenues	71		71

Costs and expenses:

Production/cost of goods sold	419		419
Research and development	4,750		4,750
General and administrative	4,192		4,192

Total costs and expenses	9,361		9,361

Operating loss	(9,290)		(9,290)

Financing costs	(241)		(241)
Interest and other income	139		139
Redeemable warrants valuation adjustment		(5,911)	(5,911)

Net loss	$(9,392)	(5,911)	$(15,303)

Basic and diluted loss per share	$(.09)	$(.06)	$(.15)

Weighted average shares outstanding Basic and Diluted	101,706,216		101,706,216

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Nine months ended September 30,2010

(in thousands, except per share data)

	September 30,2010 As Previously Reported		Adjustments	September 30, 2010 As Restated

Revenues:

Sales of product, net	$			$

Clinical treatment programs		108			108

Total revenues		108			108

Costs and expenses:

Production/cost of goods sold		649			649
Research and development		5,498			5,498
General and administrative		5,495			5,495

Total costs and expenses		11,642			11,642

Operating loss		(11,534)			(11,534)

Interest expense from capital lease		(5)			(5)
Interest and other income		565			565
Redeemable warrants valuation adjustment			341		341

Net loss		$(10,974)	341		$(10,633)

Basic and diluted loss per share		$(.08)	$(.00)		$(.08)

Weighted average shares outstanding Basic and Diluted		133,605,973			133,605,973

Note to above tables:  The estimated fair value of the Liability related to the Warrants was revalued at September 30, 2009 and September 30, 2010.  Due to the volatile trading value of our stock during the relevant periods, at September 30, 2009, the value of the Liability related to the remaining outstanding Warrants was $15,853,000, resulting in a related non-cash gain of $5,911,000, and, at September 30, 2010, the value of the Liability related to the remaining outstanding Warrants was $3,343,000, resulting in a related non-cash gain of $341,000.

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

Restatement

The Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement as discussed in Note 11: Restatement, of the Notes to Consolidated Condensed Financial Statements.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2010 versus three months ended September 30, 2009

Net Loss - restated

Our restated net loss was approximately $3,838,000 for the three months ended September 30, 2010, which increased net loss by $6,353,000 or 253% when compared to the same period in 2009.  This increase in loss for these three months was primarily due to the following changes in expense elements:

1)	an increase in Research and Development costs of approximately $635,000 or 54%;

2)	an increase in General and Administrative expenses of approximately $574,000 or 49%; offset by

3)	an increase in interest income of $420,000 from funds invested in marketable securities.

4)	Restatement adjustments of $4,905,000 and $(584,000) in 2009 and 2010, respectively. See Note 11.

Restated Net loss per share was $(0.02) for the current period versus $0.02 income per share for the same period in 2009.  The number of shares of our Common Stock outstanding as of September 30, 2010 was 135,241,609.

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

Redeemable Warrants

Restatement for non-cash valuation adjustments of $4,950,000 and $(584,000) were made in 2009 and 2010, respectively.  See Note 11.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Net Loss - restated

Our net loss was approximately $10,633,000 for the nine months ended September 30, 2010, which was a decrease of $4,670,000 or 31% when compared to the same period in 2009.  This increase in loss was primarily due to the following expense elements:

1)	an increase in Production/Cost of Goods Sold of approximately $230,000 or 55%;

2)	an increase in Research and Development costs of approximately $748,000 or 16%; and

3)	an increase in General and Administrative expenses of approximately $1,303,000 or 31%; offset by

4)	a decrease in finance costs of $241,000, or 100% from a Standby Finance Agreement executed in February 2009; and

5)	an increase in interest income of $426,000 from invested funds.

6)	Restatement adjustments of $(5,911,000) and $341,000 in 2009 and 2010, respectively. See Note 11.

Net loss per share was $(0.08) for the current period and $(0.15) for the same period in 2009.

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

Redeemable Warrants

Restatement for non-cash valuation adjustments of $(5,911,000) and $341,000 were made in 2009 and 2010, respectively.  See Note 11.

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

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of September 30, 2010, our accumulated deficit was approximately $(215,222,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

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