Form 10-K
period 2010-12-31
HEMISPHERX BIOPHARMA INC
filed 2011-03-29
CIK 946644

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

The aggregate market value of Common Stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $61,726,769.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2011 was 135,241,609.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”), including statements under “Item 1. Business,” “Item 1A. Risk Factors,” “Item 3. Legal Proceedings” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Result of Operations”, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”).  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drugs, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

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

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that was primarily designed to produce Alferon®.  On September 16, 2009, our Board of Directors approved up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of three products: Alferon N Injection®, Alferon® LDO and Ampligen®.  As of December 31, 2010, construction in progress on this project was $485,000 as compared to $135,000 at December 31, 2009.  We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.  Please see “Manufacturing” below for more information.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.hemispherx.net or by contacting the Investor Relations Department by calling (518) 398-6222 or sending an e-mail message to ir@hemispherx.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of our experimental compound, Ampligen®, our FDA approved natural interferon product, Alferon N Injection® and, our experimental liquid natural interferon for oral administration, Alferon® LDO (low dose oral).

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

Nucleic acid compounds represent a potential new class of pharmaceutical products that are designed to act at the molecular level for treatment of human diseases.  There are two forms of nucleic acids, DNA and RNA.  DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery.  RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which compromise the body’s immune system.  RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors.  Our drug technology utilizes specifically-configured RNA.  Our double-stranded RNA drug product, trademarked Ampligen®, is an experimental, unapproved drug, that would be administered intravenously.  Ampligen® has been assigned the generic name rintatolimod by the United States Adopted Names Council (USAN) and has the chemical designation poly(I) poly(C12,U).

Clinical trials of Ampligen® already conducted by us include studies of the potential treatment of ME/CFS, Hepatitis B, HIV and cancer patients with renal cell carcinoma and malignant melanoma.  All of these potential uses will require additional clinical trials to generate the safety and effectiveness data necessary to support regulatory approval.

On July 7, 2008, the FDA accepted for review our NDA for Ampligen® to treat CFS, originally submitted in October 2007.  We are seeking marketing approval for the first-ever treatment for CFS.  At present, only supportive, symptom-based care is available for CFS patients.  The NDA for Ampligen® is also the first ever accepted for review by the FDA for systemic use of a toll-like receptor therapy to treat any condition.  In November 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA.  In accordance with its 2008 Complete Response procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues.

We have carefully reviewed the CRL and will seek a meeting with the FDA to discuss its recommendations upon the compilation of necessary data to be used in our response.  We intend to take the appropriate steps to seek approval and commercialization of Ampligen®.  Most notably, the FDA stated that the two primary clinical studies submitted with the NDA did not provide credible evidence of efficacy of Ampligen® and recommended at least one additional clinical study which shows convincing effect and confirms safety in the target population.  The FDA indicated that the additional study should be of sufficient size and sufficient duration (six months) and include appropriate monitoring to rule out the generation of autoimmune disease.  In addition, patients in the study should be on more than one dose regimen, including at least 300 patients on dose regimens intended for marketing.  In designing and implementing these additional trials, we believe that it would be very valuable to first have the capability of utilizing a reliable diagnostic test to better identify potential participants.  We are therefore pursuing efforts to identify and validate such a test (see “Progress In Search For CFS Test” below).  In the Non-Clinical area, the FDA recommended among other things that we complete rodent carcinogenicity studies in two species.  While as part of the NDA submission we had requested that these studies be waived, this waiver had not been granted by the FDA in their CRL.

Under the Product Quality section of the CRL, the FDA recommended that we submit additional data and complete various analytical procedures.  The collection of these data and the completion of these procedures is already part of our ongoing Quality Control, Quality Assurance program for Ampligen® manufacturing under current Good Manufacturing Practice (“cGMP”) guidelines and our manufacturing enhancement program.  On January 14, 2010, we submitted reports of new preclinical data regarding Ampligen® to the FDA that we believe should be sufficient to address certain preclinical issues in the FDA’s CRL.  We do not anticipate receiving feedback until we submit our complete response to the CLR.  The preclinical studies discussed in these reports were the combined work-product of the staffs at Hemispherx and Lovelace Respiratory Research Institute in Albuquerque, New Mexico, and included pharmacokinetic analyses in two lower animal species (primate and rodent).  The new preclinical data showed no evidence of antibodies against Ampligen® in primates nor evidence of an increase in certain undesirable cytokines (specific modulators of the immune system) at clinically used doses of Ampligen® for CFS.  Although most other experimental immunomodulators have been associated with one or more features of aberrant immune activity, including toll-like receptor activators (of which Ampligen® is one), this was specifically not seen with Ampligen® in primates.

The FDA also commented on Ampligen® manufacturing noting the need to resolve outstanding inspection issues at the facilities producing Ampligen®.  These include our New Brunswick facility and one of our third-party subcontractor manufacturing facilities, Hollister-Stier Laboratories of Spokane, Washington (“Hollister-Stier”).  As discussed in “Manufacturing” below, we believe that these issues have been resolved.

We estimate that it could take approximately 18 months to three years to complete an Ampligen® clinical study for resubmission to the FDA under the industry norm of three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA.  The actual duration to complete the clinical study may be different based on the final design of an accepted FDA clinical Phase III study, availability of participants, clinical sites, when the study commences and any other factors that could impact the implementation of the study, analysis of results, or requirements of the FDA and other governmental organizations.

Additionally, we estimate that the approximate cost to undertake the Ampligen® Phase III clinical study could range from $12,000 to $18,500 per each of the 600 participating patients, for an estimated range of total incremental costs of $7,200,000 to $11,100,000.  Our estimate is based on the belief that our experience from the prior Phase III study and established teams (e.g., Medical, Data Processing, Clinical Monitors, Statisticians, Medical Reporting) along with existing inventory and investigational protocol, could produce financial efficiencies.  We believe that these efficiencies could permit our costs of undertaking a Phase III CFS study to be discounted as compared to a potential $28,500 per patient cost approximated as an industry average for running a Phase III study from scratch, as estimated and adjusted for inflation, utilizing data from the business intelligence firm Cutting Edge Information.  The actual costs of a Phase III investigation study for CFS may differ based on final design of an accepted FDA Phase III clinical study, prevailing costs to undertake clinical studies, qualification and access to CFS patients, insurance and government requirements along with other potential costs or reimbursements unknown at this time.

Aside from the foregoing, we cannot estimate what additional studies and/or additional testing or information that the FDA may require. Accordingly, as of this time, we are unable to estimate the nature, timing, costs and necessary efforts to obtain FDA clearance, the anticipated completion dates or whether we will obtain FDA clearance.

Notwithstanding the foregoing, we believe that it is important to find a reliable diagnostic test for CFS before committing greater resources to Phase III study (see “Progress In Search For CFS Test” below) since the identification of suitable participants is critical in the undertaking of a Phase III study.  In addition, a reliable test would allow for an enhanced means to evaluate the effectiveness of Ampligen® on CFS.

In December 2010, the FDA granted us a one year extension to file a response to the CRL.  While the Company remains committed to undertaking the Ampligen® Phase III clinical study, it is diligently working to address the diagnostic challenges related to CFS before commencing the requisite study.

Progress In Search For CFS Test

As stated on the CDC website, diagnosing CFS can be complicated by a number of factors:

1.	There is no diagnostic laboratory test or biomarker for CFS;
2.	Fatigue and other symptoms of CFS are common to many illnesses;
3.	CFS is an invisible illness and many patients don't look sick;
4.	The illness has a pattern of remission and relapse;
5.	Symptoms vary from person to person in type, number and severity.

These factors have contributed to a very low diagnosis rate in which of the up to four million Americans estimated to have CFS, less than 20 percent of those stricken are being properly diagnosed.  Because currently there is no FDA approved blood test, brain scan or other lab test to diagnose CFS, it's a diagnosis of exclusion.  If a patient has had six or more consecutive months of severe fatigue that is reported to be unrelieved by sufficient bed rest and that is accompanied by nonspecific symptoms, including flu-like symptoms, generalized pain and memory problems, the patient may have CFS.

In the October 8, 2009 issue of Science Express, a consortium of researchers from the Whittemore Peterson Institute (“WPI”), the National Cancer Institute and the Cleveland Clinic reported a new retrovirus, xenotropic murine leukemia related virus (“XMRV”) in the blood cells of 67% of CFS patients and 3.7% in healthy control subjects.  The infectious virus was also greater than 99% identical to that previously detected in prostate cancer.  Retrospective analyses of patient samples from the completed Phase III trial of Ampligen® in potential treatment of CFS continues in collaboration with WPI.  While an updated agreement is being finalized with WPI, we continue to collaborate with WPI under the terms of an “Evaluation Agreement” that expired on July 23, 2010, to evaluate Hemispherx’ patient samples for XMRV using WPI’s flow cytometry assay.  We believe that these studies may provide a new perspective on the design of an additional confirmatory Phase III study in this disorder.

In addition, on March 2, 2011, we jointly filed a provisional United States patent application on a blood test for CFS with Chronix Biomedical ("Chronix").  This experimental approach analyzes fragments of DNA often released into the bloodstream during the process of apoptosis or programmed cell death to measure alterations in specific regions of the chromosome, which can be detected as distinctive "signatures" in cell-free blood-borne DNA.  The patient-unique signatures captured by Chronix’ technology may prove useful as a companion diagnostic and to provide information about the disease process to help pharmaceutical companies select the most efficacious drug candidates.  The use of this diagnostic technology for CFS diagnosis will be evaluated in a study being planned by Chronix and Hemispherx.

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

The recombinant DNA derived alpha interferon formulations have been reported to have decreased effectiveness after one year, probably due to antibody formation and other severe toxicities.  These detrimental effects have not been reported with the use of Alferon N Injection®.

The FDA approved Alferon N Injection® in 1989 for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older.  Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”).  The Centers for Disease Control and Prevention (“CDC”) estimates that approximately twenty million Americans are currently infected with HPV with another six million becoming newly infected each year.  The CDC states that HPV is so common, that at least 50% of sexually active men and women get it at some point in their lives.

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired.  We are in the process of upgrading our manufacturing capability for Alferon N Injection® at our New Brunswick facility.  As a result, we expect to be in a position to resume manufacture of Alferon N Injection® [Please see “Alferon® Low Dose Oral (LDO)” and “Manufacturing” below for more information].

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

In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Following a teleconference with the FDA in November 2009, the FDA placed the proposed study on “Clinical Hold” because the protocol was deemed by the FDA to be deficient in design, and because of the need for additional information to be submitted in the area of chemistry, manufacturing and controls (“CMC”).  Thereafter in December 2009, we submitted additional information by an Amendment with respect to both the clinical protocol design issues and the CMC items.  In January 2010, the FDA acknowledged that our responses to the clinical study design issues were acceptable; however, removal of the Clinical Hold was not warranted because the FDA believed that certain CMC issues had not been satisfactorily resolved.  In this regard, the FDA communicated concern regarding the extended storage of Alferon® LDO drug product clinical lots which had been manufactured from an active pharmaceutical ingredient (“API”) of Alferon N Injection® manufactured in year 2001.  While the biological (antiviral) potency of the product had remained intact, we learned through newly conducted physico-chemical tests (the “new tests” of temperature, pH, oxidation and light on the chemical stability of the active API), that certain changes in the drug over approximately nine storage years (combined storage of Alferon N Injection® plus storage of certain LDO sachets) had introduced changes in the drug which might adversely influence the human safety profile.  These “new tests” are part of recent FDA requirements for biological products, such as interferon, which did not exist at the time of the original FDA approval of Alferon N Injection® for commercialization and at the time of FDA approval of the ”Product License” and “Establishment License” for the Alferon N Injection® product.  Based on the recent FDA request, we have now established and implemented the “new test” procedures.  As a result, we have found that certain Alferon N Injection® lots with extended storage (i.e., approximately eight to nine years) do appear to demonstrate some altered physico-chemical properties.  However we have also observed that more recent lots, including those manufactured beginning in the year 2006, are superior with respect to the enhanced scrutiny of these tests and, in our view, could be considered appropriate for clinical trials in the Alferon® LDO sachet format.  Upon their review, the FDA has been responsive to these new findings and requested additional stability data on the lots proposed for use in this clinical study utilizing the new test methods.  The proposed clinical lots were manufactured on June 24, 2010 and placed on stability on June 28, 2010.  The FDA had requested three months of stability data on the proposed clinical lots which was compiled, analyzed and submitted to the FDA on November 12, 2010.  On December 22, 2010, the FDA informed us that the Agency had completed its review of our complete response to the Clinical Hold and lifted the Clinical Hold, allowing our Phase II Study to proceed.

HISTORICAL COSTS RELATED TO OUR PRODUCTS

The following table sets forth the costs related to our major products for each of the prior three years.  Our aggregate expenses from the time that we first started developing nucleic acid pharmaceutical technology in the mid 1980’s through March 2003 were substantially related to the development of Ampligen®, and from that date through the current period were substantially related to Ampligen® and Alferon.

	(dollars in thousands)
	Year Ended December 31, 2010
Costs and Expenses
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total

Production/cost of goods sold	$-	$1,341	$-	$-	$1,341
Research and development	2,787	-	4,658	168	7,613
General and administrative	2,356	1,133	3,937	142	7,568

Total	$5,143	$2,474	$8,595	$310	$16,522

	(dollars in thousands)
	Year Ended December 31, 2009
Costs and Expenses
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total

Production/cost of goods sold	$-	$584	$-	$-	$584
Research and development	5,026	-	1,784	185	6,995
General and administrative	3,844	447	1,364	141	5,796

Total	$8,870	$1,031	$3,148	$326	$13,375

	(dollars in thousands)
	Year Ended December 31, 2008
Costs and Expenses
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total

Production/cost of goods sold	$-	$798	$-	$-	$798
Research and development	5,491	-	-	309	5,800
General and administrative	5,392	783	-	303	6,478

Total	$10,883	$1,581	$-	$612	$13,076

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

At March 1, 2011, we had 20 patents worldwide with 78 additional pending patent applications pending comprising our intellectual property.  In 2006, we obtained the global patent rights for a compound that enhances DNA vaccination by the efficient intracellular delivery of immunogenic DNA (i.e., DNA that can produce antigenic proteins that simulate an acute viral infection with a resultant humoral and cell-mediated immune response).  Please see “Note 5: Patents, Trademark Rights and Other Intangibles” under Notes To Consolidated Financial Statements for more information on these patents.

We continually review our patents’ rights to determine whether they have continuing value.  Such review includes an analysis of the patent’s ultimate revenue and profitability potential.  In addition, Management’s review addresses whether each patent continues to fit into our strategic business plans for Ampligen®, Alferon N Injection® and Alferon® LDO.

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

In addition to our patent rights relating to Ampligen®, the FDA has granted “orphan drug status” to the drug for ME/CFS, HIV/AIDS, and renal cell carcinoma and malignant melanoma.  Orphan drug status grants us protection against the potential approval of other sponsors’ versions of the drug for these uses for a period of seven years following FDA approval of Ampligen® for each of these designated uses.  The first NDA approval for Ampligen® as a new chemical entity will also qualify for four or five years of non-patent exclusivity during which abbreviated new drug applications seeking approval to market generic versions of the drug cannot be submitted to the FDA.  (See “Government Regulation” below.)

The U.S. patents relating to our Alferon® products expire April 2, 2013 (5,503,828) October 14, 2014 (5,676,942) and December 22, 2017 (5,989,441).

Oragens®

In 1999, we acquired a series of patents on Oragens®, potentially a set of oral broad spectrum antivirals and immunological enhancers, through a licensing agreement with Temple University (“Temple”) in Philadelphia, PA.  For a $30,000 annual minimum royalty payment and costs to maintain the patents, we were granted an exclusive worldwide license from Temple for the Oragens® products.  These compounds had been evaluated in various academic laboratories for application to chronic viral and immunological disorders.

In the 2009 review of our patent rights to determine whether they have continuing value, we undertook an analysis of the Oragen® patents prior to renewing the licensing agreement with Temple.  This review included a cost/benefit analysis of the patents’ ultimate revenue and profitability potential in consideration of their remaining life.  In addition, management studied the rights as to whether each patent continues to fit into our strategic business plans for Ampligen®, Alferon N Injection® and Alferon® LDO.  As a result of this process, we proposed a patent renewal agreement that significantly discounted the prior agreement’s annual minimum royalty payment.  In February 2010, it was formally communicated by Temple that they had elected not to pursue our proposal to renew the series of patents on Oragens®.  Accordingly as of December 2009, we wrote-off the remaining value of these patents from Patent and Trademark Rights resulting in a net expense for Patents Abandoned of $114,000.

RESEARCH AND DEVELOPMENT (“R&D”)

Our general focus is on developing drugs for use in treating viral and immune based chronic disorders and diseases such as ME/CFS, HIV, HPV and West Nile Virus, Cancer and Influenza.  Our current R&D projects are only targeting treatment therapies for ME/CFS and other viral diseases such as prevention and treatment of seasonal and pandemic H1N1 or influenza.

Our primary focus during the past three fiscal years has been on our Ampligen® New Drug Application for the treatment of CFS.  In 2009, we also began to develop Alferon® Low Dose Oral for treatment of viral diseases including influenza.

The following table summarizes our research and development costs for the years 2008, 2009 and 2010 by project:

	(in thousands)
	2008	2009	2010
Ampligen® New Drug Application for the treatment of Chronic Fatigue Syndrome	$5,491	$5,026	$2,787
Alferon® LDO for influenza	-	1,784	4,658
Alferon N Injection® for influenza	-	-	168
Other projects	309	185	-

Total research and development	$5,800	$6,995	$7,613

On December 22, 2010, the FDA lifted a clinical hold on our Phase II Study for Alferon® LDO, which is the initial stages of development.  See “Our Products” above.  Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “Our Products; Ampligen®”, we cannot predict what additional studies and/or additional testing or information may be required by the FDA.  Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates.  In addition, we have no basis for estimating when material net cash inflows may commence.  We have yet to generate any revenues from the sale of these developmental products.  As of December 31, 2010, we had approximately $44.4 million in Cash, Cash Equivalents and Marketable Securities. Based upon our current anticipated financial needs, absent unexpected circumstances or new opportunities, we anticipate, but cannot assure, that we will be able to fund operations for at least the next four years.  However, if we are unable to timely commercialize and sell Ampligen® for the treatment of CFS or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity will be adversely affected (see Item 1A. Risk Factors; “We may require additional financing which may not be available” below).

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

The CDC has launched a national public education and awareness campaign in which CFS is described as a debilitating and complex disorder characterized by profound fatigue that is not improved by bed rest and that may be worsened by physical or mental activity.  Persons with CFS most often function at a substantially lower level of activity than they were capable of before the onset of illness.  The campaign provides information regarding the diagnosis and treatment of CFS, and is designed to raise awareness of the disease among patients and clinicians.  A CDC sponsored website at www.cdc.gov/cfs provides easy to understand, downloadable educational sources for patients, their families and health care professionals including a “CFS Toolkit” that offers a quick and easy-to-use resource for patients and healthcare providers regarding best practices for diagnosing, treating, and managing CFS.

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

Because no cause for ME/CFS has been identified, current treatment programs are directed at relieving symptoms, with the goal of the patient regaining some level of function and well-being.  Diagnosis of ME/CFS is a time-consuming and challenging process for which there is no FDA approved diagnostic test or biomarker to clearly identify the disorder.  Diagnosis is primarily arrived at by taking a patient's medical history, completing a physical exam and lab tests to rule out other conditions excluding other illnesses with similar symptoms and comparing a patient's symptoms with the case definition.  Overlapping symptoms can occur with several diseases, such as fibromyalgia, Gulf War Illnesses, chronic Lyme disease and multiple chemical sensitivities.  Many diseases have similar symptoms including Lupus and Lyme disease which may closely mimic ME/CFS that they need to be considered when making a diagnosis to rule them out.  If there are no abnormal test results or other physical ailments identified, clinicians can use standardized tests to quantify the level of fatigue and evaluate symptoms.  Diagnosis can be complicated by the fact that the symptoms and severity of CFS vary considerably from patient to patient.  New diagnostic approaches to possibly accelerate the identification of ME/CFS are being developed (see “Our Products; Ampligen®; Progress In Search For CFS Test” above concerning experimental approaches to possible CFS diagnostic tests).

Other Viral Diseases

We are engaged in ongoing, experimental studies assessing the efficacy of Ampligen®, Alferon N Injection® and Alferon® LDO against influenza viruses.

A Phase II Trial for intramuscular administration of Ampligen® for seasonal influenza was conducted in Australia through St. Vincent’s Hospital with the final patient completing the study in September 2008.  This open-label study (Phase IIa Trial) utilized Ampligen® as a potential immune-enhancer in Australia with thirty-eight subjects age 60 or greater with the standard trivalent seasonal influenza vaccines. We continue in good faith to work towards obtaining the clinical data and retrieve the study samples from St. Vincent’s recently restructured Clinical Trials Centre and related Clinical Network Services.  As a prerequisite of payment, we had requested the confirmation that samples were properly maintained utilizing cGCP and Good Laboratory Practice (“cGLP”) for the controlled environment as per our agreement.  On February 5, 2010, our Counsel advised representatives of St. Vincent’s business units in correspondence that, due to the failure to meet the condition precedent to payment, we had no choice but to declare them in breach of the study agreement and that it was our intention to terminate the relationship between the parties.  Since February 18, 2010, various offers and counteroffers have been made between us and Clinical Trials Centre and Clinical Network Services, to permit us to retrieve the data by making certain payments to each organization with funds equal to the disputed amount placed in escrow.  We would then be granted access to review the data during a two day visit to their sites in Australia.  Following our satisfaction that the clinical study was conducted utilizing cGCP along with samples properly maintained utilizing cGLP, the escrow funds would be released to Clinical Trials Centre and Clinical Network Services so that pathology samples could be collected by us.  The proposals for data collection and the dollar value of the disputed fees are currently being reviewed by the respective parties.

Ampligen® as a mucosal adjuvant with vaccine has been studied at Japan’s National Institute of Infectious Disease (“NIID”) and at Biken (the for profit operational arm of the Foundation for Microbial Diseases of Osaka University).  Investigators from Japan’s NIID have conducted studies in animals that suggest that Ampligen® can stimulate a sufficiently broad immune response to provide cross-protection against a range of virus genetic types, including H5N1 and derivative clades.  Japan’s Council for Science & Technology Policy (“CSTP”), a cabinet level position, awarded funds from Japan’s CSTP to advance research with influenza vaccines utilizing Ampligen.  The Principal Investigator, Dr. Hideki Hasegawa, M.D., Ph.D., Chief of Laboratory of Mucosal Vaccine Development Virus Research Center, undertook studies in 2009 and continued in 2010 that focus on mucosal immunity and the inherent advantages of a vigorous immune response to respiratory pathogens.  Dr. Hasegawa has published data that the formulation of pandemic vaccine mixed with Ampligen® increases immuno-genicity and may demonstrate cross protection against mutated strains.

Initial data from findings in mice exposed to the most virulent forms of pandemic influenza (H5N1) suggest that standard human seasonal influenza vaccines given alone, and having no benefit on H5N1 influenza virus pathology and clinical status, were nonetheless effective against pandemic virus when combined with Ampligen® when applied intranasally in very small doses in a prophylactic treatment setting.  In July 2010, we released a report prepared by Dr. Hasegawa summarizing the results of the three year Japanese government funded program through the Japanese Minister of Health Labor and Welfare (“MHLW”) to develop and test on non-human primates a nasally delivered H5N1 (Avian Flu) vaccine which, when coupled with Ampligen®, produced positive results in a preclinical testing environment showing that the combination provided a more robust and longer lasting immune response as compared to the vaccine used alone.  The researchers concluded that their results could be applied to develop intranasally delivered vaccines for influenza virus prophylaxis focused on protection of the mucosal immune system against virus mutations.  We had expected that the clinical testing phase of Ampligen®, used in conjunction with a H5N1 (Avian Flu) vaccine, in Japan would begin in 2011. However, the occurrence and timing of clinical testing is dependent upon the successful conclusion of our negotiations with Biken along with their timely filing and approval of an Investigatory New Drug (“IND”) application for Ampligen® in Japan.  A Material Evaluation Agreement (“MEA”) regarding Ampligen® with Biken that was initiated on August 19, 2009, effectively expired on September 1, 2010.  Pursuant to the agreement, we supplied Biken with proprietary information related to Ampligen® and Biken purchased Ampligen® from us for use solely in connection with evaluating Ampligen® as a candidate for adjuvant incorporated into potential influenza virus vaccines in the form of intranasal mucosal administration, including conducting further animal studies of intranasal prototype vaccines containing antigens from various influenza sub-types, including H5N1, H1N1, H3N2 and B.  Hemispherx and Biken are in correspondence concerning both the possibility of extending or replacing the expired agreement and reconciling the interpretation of experimental results.  However until such time that a new agreement can be established, no collaboration is being undertaken between the respective companies.

In April 2010, we began the process to undertake a clinical study with Max Neeman International, a leading and large clinical research organization in India.  This collaborative clinical research effort is intended to utilize Alferon N Injection® for treatment of seriously ill patients hospitalized with either seasonal influenza or pandemic influenza.  The Indian site selection process was initiated and we obtained approval to begin the study from the Indian Drugs Controller General on July 13, 2010.  We began enrolling subjects in September 2010 and will continue to enroll subjects through the winter’s flu season and the spring’s rainy season.  As of March 1, 2011, we have five operational Clinical Investigative Sites, with the potential to add additional sites.  Our Study has progressed at a rate slower than originally projected with difficulties encountered in the process of screening for subjects who were strickened only with influenza.  In an attempt to expedite the process to qualify study subjects, we have added a second “point of care” screening test which we believe will broaden our range of detection for of influenza viruses.  Our objective is to qualify and enroll sixty patients for the study.

Collaboration studies in non-human primates conducted by ViroClinics in the Netherlands suggested a potential role for Alferon® LDO as another novel therapeutic approach to viral pandemics.  In these studies, Alferon® LDO treatment appeared to be more effective than published results for a neuraminidase inhibitor (Relenza®), which is a current standard for care of seasonal influenza along with a similar drug (Tamiflu®).  In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase II, well-controlled, clinical study using Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.

MANUFACTURING

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that was originally designed to produce Alferon N Injection®.  On September 16, 2009, our Board of Directors approved up to $4.4 million for engineering studies, capital improvements, system upgrades and building management systems.  Construction in progress on this project was $485,000 and $135,000 at December 31, 2010 and 2009, respectively.  The major capital improvement program is to enhance our manufacturing capability for Alferon N Injection® along with the possibility to produce Alferon® LDO and Ampligen®.  The planned capital improvements include an upgrade to the air handling system, building new changing rooms and the purchase of necessary equipment to manufacture Alferon N Injection®.  As a result of these manufacturing enhancements, provided we can either promptly renew our prior agreement with a third-party vendor or find another vendor that can provide the needed cGMP formulation, packaging and labeling services, we expect to be able to complete the manufacture of Alferon N Injection® for potential commercial sales by mid to late 2011.

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

The FDA, in its November 25, 2009 CRL, noted that its field investigators had conveyed deficiencies to us at our New Jersey facility that needed to be resolved before the NDA could be approved.  We believe these issues to be the same as those on the Form FDA 483 discussed above.  At our expected meeting with the FDA to review the CRL, we intend to communicate that it is our understanding that these manufacturing issues have been addressed.  The FDA also described specific recommendations related to the Ampligen® NDA in the “Product Quality” section of the CRL which identified additional analytic procedures to be submitted to the FDA.  We believe that these procedures are already part of our ongoing Quality Control, Quality Assurance program for Ampligen® manufacturing under cGMP requirements.  We continue to plan to complete the remaining tests needed to address the issues identified in the CRL as part of our originally scheduled post-approval testing prior to any commercial sales of Ampligen®.

We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our Quality Assurance Group and our Clinical Monitoring Group.  We had a Supply Agreement through March 1, 2011 with Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that we would supply to Hollister-Stier.  We currently are negotiating with Hollister-Stier to renew the agreement for two years under terms similar to those in the expired Supply Agreement.  Pursuant to the expired agreement, at least 90 days prior to our first order, we would be required to provide a written 12 month rolling forecast of our initial requirements for the product and, every 90 days thereafter, provide an extended 12 month forecast of the number of batches we anticipate will be needed and the requested delivery dates.  Our baseline cost would be set in the agreement and increases annually based on any percentage increase in the Producer Price Index - Pharmaceutical Preparations.  Payment would be due 30 days after our acceptance of the Product.  Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products.  The agreement was terminable by either party upon a material breach by the other party of the agreement that is not cured within 60 days or upon the other party’s insolvency or certain filings under the U.S. Bankruptcy Code.  If we are unable to renew our agreement with Hollister-Stier on acceptable terms, we will need to find another vendor.

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

The production of Alferon N Injection® from our existing Work-In-Progress Inventory, which has an approximate expiration date of 2012, had remained on hold for conversion due to the dedication of resources to prepare the New Brunswick facility for the FDA preapproval inspection with respect to Ampligen® NDA. Since adequate financial resources were obtained to commence upgrades to the Ampligen® and Alferon® manufacturing process, the conversion of existing Alferon N Injection® Work-In-Progress inventory was started up in May 2010 towards the manufacture of new Finished Goods. Provided we can either promptly renew our prior agreement with a third-party vendor or find another vendor that can provide the needed cGMP formulation, packaging and labeling services, we expect to be able to complete the manufacture of Alferon N Injection® for potential commercial sales by mid to late 2011.

We have manufactured purified drug concentrate utilized in the formulation of Alferon N Injection® in our New Brunswick, New Jersey facility.  With the initial manufacturing stages of new Alferon® Work-In-Progress underway, we are seeking new vendors that can provide the needed cGMP formulation, packaging and labeling services for this product.  It is our intension to utilize this new Alferon® Work-In Progress Inventory for clinical studies and commercial sales.

MARKETING/DISTRIBUTION

Our marketing strategy for Ampligen® reflects the differing health care systems around the world along with the different marketing and distribution systems that are used to supply pharmaceutical products to those systems.  In the U.S., we expect that, subject to receipt of regulatory approval, Ampligen® may be utilized in four medical arenas: physicians’ offices; clinics; hospitals; and the home treatment setting.  We remain in the process of developing pre-launch and launch driven marketing plans focusing on those audience development, medical support and payor reimbursement initiatives which will facilitate product acceptance and utilization at the time of regulatory approval.  Similarly, we continue to develop distribution scenarios for the Specialty Pharmacy/Infusion channel which will insure market access, offer 3PL (third party logistics) capabilities and provide the requisite risk management control mechanisms.  It is our intent to utilize third party service providers to execute elements of both the marketing/sales and distribution plans.  We currently plan to utilize a small group of Managed Market account managers to introduce the product to payor, employer and government account audiences.  We believe that this approach will establish a market presence and facilitate the generation of revenue without incurring the substantial costs associated with a traditional sales force.  Furthermore, Management believes that the approach will enable us to retain many options for future marketing strategies.

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

In January 2010, we engaged an Argentinean regulatory and business design entity to explore the possibility of initiating clinical trials of Alferon N Injection®, Ampligen® and Alferon® LDO during the influenza season in Argentina.  On June 14, 2010, we executed an exclusive Sales, Marketing, Distribution and Supply Agreement for Argentina with GP Pharm Latinoamerica (“GP Pharm”), an affiliate company of Spanish GP Pharm SA. Under this Agreement, GP Pharm will be responsible for gaining regulatory approval in Argentina for Ampligen® to treat CFS in Argentina and for commercializing Ampligen® for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones.  We also granted GP Pharm an option to market Alferon N Injection®, in Argentina and other Latin America countries as well.  Under this Agreement, we will manufacture and supply Ampligen® to GP Pharm.  On November 15, 2010, we amended our June 15, 2010 agreement with GP Pharm to include Mexico in the Territory under the Sales, Marketing, Distribution and Supply Agreement. Under this Agreement, GP Pharm Mexico will be responsible for gaining regulatory approval in Mexico for Ampligen®, an experimental therapeutic, to treat CFS in Mexico and for commercializing Ampligen® for this indication in Mexico.  The Company has granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones.

COMPETITION

RNA based products and toll-like receptors (“TLRs”) have demonstrated great promise in preclinical and limited clinical applications resulting in active research and development by large pharmaceutical companies and emerging Biotech firms.  As such, our potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have.

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

GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of Alferon® N products and our ongoing research and product development activities.  Ampligen® and other products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization.  In particular, new drug products for humans are subject to rigorous preclinical and clinical testing as a condition for clearance by the FDA and by similar authorities in foreign countries.  The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has and will continue to require the expenditure of substantial resources.  Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by us and our ability to receive product or royalty revenue.  We have received Orphan Drug designation for certain therapeutic indications, which might under certain conditions, help to accelerate the process of drug development and commercialization.  Alferon N Injection® is only approved for use in intra-lesional treatment of refractory or recurring external genital warts in patients 18 years of age or older.  Use of Alferon N Injection® for other applications requires regulatory approval.

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

HUMAN RESOURCES

As of March 1, 2011, we had 56 personnel consisting of 29 full-time employees or consultants and 27 regulatory/research medical personnel on a part-time basis.  Part-time personnel are paid on a per diem or monthly basis.  37 personnel are engaged in our research, development, clinical, and manufacturing effort.  19 of our personnel perform regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions.  We have no union employees and we believe our relationship with our employees is good.

While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.

SCIENTIFIC ADVISORY BOARD AND DATA SAFETY MONITORING BOARD

Our Scientific Advisory Board presently consists of two individuals who we believe have particular scientific and medical expertise in Virology, Cancer, Immunology, Biochemistry and related fields.  Dr. James Rahal, Director of the Infectious Disease Section of New York Hospital Queens, is one of the nation's foremost experts on the West Nile Virus.  Professor Luc Montagnier of the Institut Pasteur in Paris has devoted his career to the study of viruses and is perhaps best known for the 2008 receipt of the Nobel Prize in Medicine related to his discovery of the Human Immunodeficiency Virus (“HIV”).  It is the role of this Board to advise us about current and long-term scientific planning including research and development.  The Scientific Advisory Board conducts periodic meetings as needed.  No Scientific Advisory Board meetings were held in 2010 or 2009, primarily due to fewer active scientific projects.  However, individual Scientific Advisory Board Members sometime consult with and meet informally with our employees or Board Members.  Members of the Scientific Advisory Board are employed by others and may have commitments to and/or consulting agreements with other entities, including our potential competitors.

In May 2010, we formed a Data Safety Monitoring Board (“DSMB”) that consists of two independent regulatory and medical experts along with a Biostatistics expert.  The function of the DSMB is to perform independent safety and efficacy analyses on our clinical trials with Alferon® LDO.  However with Alferon® LDO study Phase II, double-blind, randomized, placebo controlled, dose-ranging study only released us from Clinical Hold on December 22, 2010, the DSMD has yet to take action.

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

In July 2008, the FDA accepted for review our New Drug Application (“NDA”) for Ampligen® to treat CFS, originally submitted in October 2007.  In November 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA.  Please see “Our Products; Ampligen®” in “Item 1. Business” above for more detailed information on the current status of the NDA and CRL.

Alferon® LDO is undergoing pre-clinical testing for possible prophylaxis against influenza.  While the studies to date have been encouraging, preliminary testing in the laboratory and in animal models is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of any influenza requires prior regulatory approval. In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase II study for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  As discussed in “Our Products; Alferon® Low Dose Oral (LDO)”, in November 2009, the FDA placed the proposed study on clinical hold.  On December 22, 2010, the FDA informed us that the Agency had completed its review of our complete response to the Clinical Hold and lifted the Clinical Hold, allowing our Phase II Study to proceed.

If we are unable to generate the additional data required by the FDA or if, for that or any other reason, Ampligen® or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved.  As of December 31, 2010, our accumulated deficit was approximately $(217,725,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available.

The development of our products will require the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market.  As of December 31, 2010, we had approximately $44,387,000 in Cash, Cash Equivalents and Marketable Securities.  Given the harsh economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen®, and securing a strategic partner.

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

Our ability to raise additional funds from the sale of equity securities is limited.  In this regard, we only have approximately 32,200,000 shares authorized but unissued and unreserved.  We were unable to gather the requisite votes at our annual stockholders’ meeting held on June 24, 2009 to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  Since we have not been able to obtain approval to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our remaining Common Stock is limited.

There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products or continue our operations.

Our Alferon N Injection® Commercial Sales were halted due to lack of finished goods inventory.

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired. As a result, we have no finished good product to sell at this time.  We have undertaken a major capital improvement program that continues in 2011 to enhance our manufacturing capability to produce the purified drug concentrate used in the formulation of Alferon N Injection® at our New Brunswick facility.  As a result, we anticipate that new lots of Alferon N Injection® could potentially be available in mid to late 2011.  However our agreement with a third party to formulate, package and label Alferon N Injection® has expired and we are seeking to either promptly renew our prior agreement with a third-party vendor or find another vendor that can provide the needed FDA approved services to be able to complete the manufacture of Alferon N Injection® (see “Manufacturing” in Item 1. Business).  Also, certain of the plant and equipment improvements being implemented for production of Alferon N Injection® may require FDA review prior to sale of resulting product, and each production lot of Alferon N Injection® is subject to FDA review and approval prior to releasing the lots to be sold.  In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

Although preliminary in vitro testing indicates that Ampligen® enhances the effectiveness of different drug combinations on avian influenza, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment.

Ampligen® has been tested as a vaccine adjuvant for H5N1, a pathogenic avian influenza virus (“HPAIV”) in Japan, where the preclinical data has shown activity in preventing lethal challenge with the original virus used for vaccination as well as the other related, but not identical, isolates of H5N1 virus (i.e., cross-reactivity).  With the collaboration agreements expired, it is unknown if or when the clinical testing phase of Ampligen® will be undertaken in Japan (see “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; General” in Part I above).  No assurance can be given that similar results will be observed in clinical trials.  Use of Ampligen® in the treatment of influenza requires prior regulatory approval.  Only the FDA or other corresponding regulatory agencies world-wide can determine whether a drug is safe, effective and appropriate for treating a specific application.  As discussed above, obtaining regulatory approvals is a rigorous and lengthy process (see “Our drugs and related technologies are investigational and subject to regulatory approval.  If we are unable to obtain regulatory approval, our operations will be significantly adversely affected” above).

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

To protect our rights, we require all employees and certain consultants to enter into confidentiality agreements with us.  There can be no assurance that these agreements will not be breached, that we would have adequate and enforceable remedies for any breach, or that any trade secrets of ours will not otherwise become known or be independently developed by competitors.

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

There are a limited number of organizations in the United States available to provide the final steps in the in manufacturing Alferon N Injection®.  At present, we currently do not have an agreement with a third-party vendor to provide needed cGMP formulation, packaging and labeling services related to the final steps to manufacture of Alferon N Injection®.  We are currently in negotiations with potential third-party vendors to provide such services necessary to complete the manufacture of Alferon N Injection® as to allow for potential commercial sales by mid to late 2011.

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

If we are unable to obtain or manufacture the required raw materials, as well as procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Alferon N Injection® and/or Ampligen®.  The costs and availability of products and materials we need for the production of Ampligen® and the commercial production of Alferon N Injection® and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

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

Ampligen® has been produced to date in limited quantities for use in our clinical trials, and we are dependent upon a qualified third party supplier for the manufacturing and packaging process.  The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse effect on us.  Also, to be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs.  To the extent we are involved in the production process, our current facilities may not be adequate for the production of our proposed products for large-scale commercialization.  We intend to utilize third party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities.  We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to cGMP requirements.  There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for our long-term needs.

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

We may be subject to product liability claims from the use of Ampligen®, Alferon N Injection®, or other of our products which could negatively affect our future operations.  We have limited product liability insurance.

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

We maintain Products Liability and Clinical Trial insurance coverage for Ampligen® and Alferon®.  However even with retaining products liability and clinical trial insurance coverage for Ampligen®, Alferon N Injection® and Alferon® LDO, a claim against the products could have a materially adverse effect on our business and financial condition.

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

A Number of Purported Class Action Lawsuits Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

A number of purported class action lawsuits have been filed against us alleging securities fraud.  The complaints have sought monetary damages, costs, attorneys’ fees, and other equitable and injunctive relief.  Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities.  Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our Management.

While most of the class action lawsuits have, or are in the process of being settled, the existence of these proceedings or any additional such proceedings that may be filed in the future could have a material adverse effect on our ability to access the capital markets to raise additional funds.  Adverse results in some or all of these legal proceedings could be material to our results of operations, financial condition or cash flows.

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

Our common stock is listed for quotation on the NYSE Amex.  For the 12 month period ended December 31, 2010, the closing price of our common stock has ranged from $0.44 to $0.87 per share.  We expect the price of our common stock to remain volatile.  The average daily trading volume of our common stock varies significantly.

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

In May 2009 we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a universal shelf registration statement.  4,895,000 of these warrants have been exercised as of December 31, 2010.  Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants.  To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors.  In this regard we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration.  We have allocated 32,000,000 shares under this registration statement to an At-The-Market equity offering and, as of December 31, 2010, we have sold 520,000 shares pursuant to this offering.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock.  Sales of substantial amounts of our common stock in the public market, including additional sale of securities pursuant to the universal shelf registration statement or upon exercise of outstanding options, could cause the market price for our common stock to decrease.  Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders.  For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders.  Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock.  Our Board of Directors also has the authority to issue preferred stock without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.  In this regard, in November 2002, we adopted a Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002.  Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00.  The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock.  However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 5.65% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.  The Rights Plan will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

Please see “Note 14 – Contingencies” under Notes to Consolidated Financial Statements.

ITEM 4.  Removed and Reserved

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In 2010, we issued shares of common stock consisting of: 1) 498,867 shares in payment to vendors and consultants for services rendered; 2) 520,000 shares sold at the market; and 3) 1,435,295 shares to our employees for final distribution of shares from the stock for pay program started in 2009.

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

COMMON STOCK	High	Low
Time Period:
January 1, 2010 through March 31, 2010	0.84	0.56
April 1, 2010 through June 30, 2010	0.87	0.44
July 1, 2010 through September 30, 2010	0.62	0.44
October 1, 2010 through December 31, 2010	0.57	0.46

January 1, 2009 through March 31, 2009	0.84	0.26
April 1, 2009 through June 30, 2009	4.54	0.44
July 1, 2009 through September 30, 2009	3.58	1.86
October 1, 2009 through December 31, 2009	2.16	0.54

As of March 1, 2011, there were approximately 221 holders of record of our Common Stock.  This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

On March 1, 2011, the last sale price for our common stock on the NYSE Amex was $0.46 per share.

We have not paid any cash dividends on our Common Stock in recent years.  It is management's intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of our business.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	10,332,912	$2.28	3,411,560
Equity compensation plans not approved by security holders:	10,983,246	$1.61	-

Total	21,316,158	$1.93	3,411,560

PERFORMANCE GRAPH
	Total Return To Shareholders
	(Includes reinvestment of dividends)
	ANNUAL RETURN PERCENTAGE
	Years Ending

Company Name / Index	Dec06	Dec07	Dec08	Dec09	Dec10

Hemispherx Biopharma, Inc.	1.38	-65.45	-52.63	55.56	-11.88

S&P SmallCap 600 Index	15.12	-0.30	-31.07	25.57	26.31

Peer Group	22.33	-20.65	-70.17	67.87	-44.07

			INDEXED RETURNS
	Base		Years Ending
	Period
Company Name / Index	Dec05	Dec06	Dec07	Dec08	Dec09	Dec10
Hemispherx Biopharma, Inc.	100	101.38	35.02	16.59	25.81	22.74
S&P SmallCap 600 Index	100	115.12	114.78	79.11	99.34	125.47
Peer Group	100	122.33	97.08	28.95	48.60	27.18

Peer Group Companies
CARDIUM THERAPEUTICS INC
CYTRX CORP
GENVEC INC
OXIGENE INC
REGENERX BIOPHARMACEUTICALS

ITEM 6.  Selected Financial Data (in thousands except for share and per share data).

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this Annual Report.  The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five year period ended December 31, 2010 are derived from our audited consolidated financial statements.  Historical results are not necessarily indicative of the results to be expected in the future.

Year Ended December 31	2006	2007	2008	2009	2010

Statement of Operations Data:
Revenues and License fee Income	$933	$1,059	$265	$111	$135

Total Costs and Expenses(1)	19,627	20,348	13,076	13,375	16,522

Interest Expense and Financing Costs(2)	1,259	396	-	241	11

Redeemable warrants valuation adjustment	-	-	-	(6,258)	(879)

Net loss	(19,399)	(18,139)	(12,219)	(7,180)	(13,136)

Deemed Dividend	-	-	-	-	-
Net loss applicable to common stockholders	(19,399)	(18,139)	(12,219)	(7,180)	(13,136)

Basic and diluted net loss per share	$(0.31)	$(0.25)	$(0.16)	$(0.07)	$(0.10)

Shares used in computing basic and diluted net loss per share	61,815,358	71,839,782	75,142,075	109,514,401	134,018,243

Balance Sheet Data:

Working Capital	$16,559	$14,412	$5,646	$55,789	$33,842

Total Assets	31,431	23,142	13,211	64,994	51,680
Debt, net of discount	3,871	-	-	-	-
Stockholders’ Equity	24,751	20,955	11,544	58,695	45,947

Cash Flow Data:

Cash used in operating activities	(13,747)	(15,112)	(9,358)	(9,297)	(11,886)

Capital expenditures	$(1,351)	$(212)	$(73)	$(332)	$(729)

(1)	General and Administrative expenses include stock compensation expense of $2,483, $2,291, $573, $826 and $740 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

(2)	For information concerning our financing see Note 7 to our consolidated financial statements for the year ended December 31, 2010 contained herein.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2010.  This information should be read in conjunction with Item 5 – “Selected Financial Data” and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K.

Statement of Forward-Looking Information

Certain statements in the section are “forward-looking statements”.  You should read the information before Item 1B above, “Special Note” Regarding Forward-Looking Statements” for more information about our presentation of information.

Background

We are a specialty pharmaceutical company based in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders.  Our flagship products include Alferon N Injection® and the experimental therapeutics Ampligen®.  Alferon N Injection® is approved for a category of STD infection, and Ampligen® represents an experimental RNA nucleic acids being developed for globally important viral diseases and disorders of the immune system.  Hemispherx' platform technology includes large and small agent components for potential treatment of various severely debilitating and life threatening diseases.  We have 20 patents comprising our core intellectual property estate, a product (Alferon N Injection®) and cGMP certified manufacturing facilities for our novel pharmaceutical products.

We have reported net income only from 1985 through 1987.  Since 1987, we have incurred, as expected, substantial operating losses due to our conducting research and development programs.

Fair Value

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

Fair value at measurement dates during the period from Warrants’ issuances at May 10, 2009, May 18, 2009 and May 21, 2009 to December 31, 2009 and 2010, were estimated using the following assumptions:

	2009	2010

Underlying price per share	$0.56 - $2.54	$0.47-$0.74
Exercise price per share	$1.10 – $1.65	$1.31-$1.65
Risk-free interest rate	0.19% - 2.67%	0.83%-2.36%
Expected holding period	0.122-5.50 years	3.38-4.63 years
Expected volatility	94.99%–226.46%	112.16%-122.02%
Expected dividend yield	None	None

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

RESULTS OF OPERATIONS

Year ended December 31, 2010 versus December 31, 2009

Net Loss

Our net loss of approximately $13,136,000 for the year ended December 31, 2010 was 83% higher when compared to the same period in 2009.  This $5,956,000 increase in loss was primarily due to:

1)	increased Research and Development costs in 2010 of approximately $618,000 or 9% as compared to the same period in 2009;

2)	increased Production/Cost of Goods Sold in 2010 of approximately $757,000 or 130%; and

3)	increased General and Administrative expenses of approximately $1,772,000 or 31% as compared to the same period in 2009; which increases were offset by

4)	an increase in interest and other income in 2010 of approximately $2,316,000 or 3,457% as compared to the same period in 2009;

5)
a decrease in non-cash financing costs of $241,000 in 2010 as compared to the same period in 2009 primarily due to the issuance of Common Stock Purchase Warrants in 2009 as part of the February 2009 Standby Financing Agreement; and

6)
an adjustment at December 31, 2009 to record the change in fair value for a Liability related to certain redeemable warrants issued in May 2009.  This Liability was recorded in May 2009, adjusted and revalued to $3,684,000 at December 31, 2009, resulting in a related non-cash gain of $6,258,000 in 2009.  The value of this Liability at December 31, 2010 was $2,805,000.  The adjustment needed at December 31, 2010 to revalue the liability resulted in a related non-cash gain of $879,000 at December 31, 2010.

Net loss per share for the year ended 2010 was approximately $(0.10) versus approximately $(0.07) as restated for the same period in 2009.

Revenues

Revenues from our Ampligen® cost recovery treatment program for the year ended December 31, 2010 were approximately $135,000 compared to revenues of $111,000 for the same period in 2009, an increase of $24,000 or 22% for approximately 18 patients in 2009 and 21 patients in 2010 participating in the program.  Commercial sales of Alferon N Injection® were halted in March 2008 when our Finished Goods Inventory expired.  As a result, we had no Alferon N Injection® product to commercially sell in 2009 or 2010 and all sales revenue in 2009 and 2010 has been generated from Ampligen® cost recovery clinical treatment programs.

In 2010 and 2009, production of Alferon N Injection® had been put on hold due to the resources needed to prepare our New Brunswick facility for the FDA preapproval inspection with respect to our Ampligen® NDA.  We now have the financial resources to commence manufacturing upgrades that have been undertaken throughout 2010 and continue in 2011 (see “Manufacturing” in Item 1. Business).

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $1,341,000 and $584,000, respectively, for the twelve months ended December 31, 2010 and 2009.  This represents an increase of $757,000 or 130% as compared to the same period in 2009.  The main cause for the increase in costs was the shrinkage of work in process due to restarting the manufacturing process and the resulting necessary additional testing of equipment, work in process and finished goods inventory for quality control.  The additional costs related to addressing manufacturing issues were approximately $451,000.  The other expenses primarily represent additional costs to maintain Alferon N Injection® and Ampligen® inventories including storage, stability testing, transport and reporting costs including Ampligen® NDA work undertaken in 2008.

Research and Development Costs

Overall Research and Development costs for the year ended December 31, 2010 were approximately $7,613,000 as compared to $6,995,000 for the same period a year ago, reflecting an increase of $618,000 or 9%.  The Ampligen® NDA and related expenses were approximately $2,239,000 lower in 2010 primarily due to the scientific effort spent in 2009 on getting the NDA prepared and filed.  Research and Development expenses related to Alferon® LDO had increased approximately $2,874,000 in 2010 due to our efforts in responding to the FDA’s clinical hold issues as well as implementing the influenza clinical trials in India.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the year ended December 31, 2010 and 2009 were approximately $7,568,000 and $5,796,000, respectively, reflecting an increase of $1,772,000 or 31%.  The primary reasons for this increase in expense were an additional $1,364,000 in legal fees and services associated with our successful Judgment against Johannesburg Consolidated Investments along with our defense efforts in other legal proceedings (See “Part I; ITEM 3. Legal Proceedings”), an additional $388,000 in stock compensation to consultants and net increases in various other administrative expenses of $247,000 that were offset by a decrease in fees of $227,000 paid to the Sage Group.

Interest and Other Income

Interest and other income for the year ended December 31, 2010 and 2009 was approximately $2,383,000 and $67,000, respectively, representing an increase of $2,316,000 or 3,457%. The primary cause for the increase of interest income in 2010 was the purchase of a diverse portfolio of short and long-term investments that included the PIMCO mutual fund.  The interest income from these investments is recognized as the investments mature.

Interest Expense and Financing Costs

In 2010, we financed through capital leases some office equipment vital to the overall operations of the Company as well as manufacturing equipment utilized in the production of Alferon®.  Accordingly in 2010, we had interest expense of approximately $11,000 as compared to $-0- for 2009.  In February 2009, we entered into a Standby Financing Agreement that produced finance costs of $241,000 in Common Stock Commitment Warrants for the twelve months ended December 31, 2009 for which no agreement of this type was undertaken in 2010.  For detailed information on this agreement, please see “Standby Financing Agreement” below.

Redeemable Warrants Valuation Adjustment

As a result of the adjustment to the valuation of the liability of the redeemable warrants issued in May 2009 for years ended December 31, 2009 and 2010, a net gain of $879,000 was recorded in 2010 as compared to $6,258,000 recorded in 2009.

RESULTS OF OPERATIONS

Year ended December 31, 2009 versus December 31, 2008

Net Loss

Our net loss of approximately $7,180,000 for the year ended December 31, 2009 was 41% lower when compared to the same period in 2008.  This $5,039,000 decrease in loss was primarily due to:

1)	Increased Research and Development costs in 2009 of approximately $1,195,000 or 21% as compared to the same period in 2008.

2)	Sales of Alferon N Injection® for 2008 of approximately $173,000 compared to no sales recorded in 2009.

3)	Decreased interest and other income in 2009 of approximately $525,000 or 89% as compared to the same period in 2008.

4)
Increased non-cash financing costs of $241,000 in 2009 in the form of Common Stock Commitment Warrants issued as a result of the February 2009 implementation of the Standby Financing Agreement.  No agreement of this type was in effect during 2008.

5)
Decreased Production/Cost of Goods Sold in 2009 of approximately $214,000 or 27% and decreased General and Administrative expenses of approximately $682,000 or 11% as compared to the same period in 2008.

6)
An adjustment at December 31, 2009 to record the change in fair value for a Liability related to the Warrants issued in May 2009.  This Liability was recorded in May 2009, adjusted and revalued to $3,684,000 at December 31, 2009, resulting in a related non-cash gain of $6,258,000.

Net loss per share for the year ended 2009 was $(0.07) compared to $(0.16) for the same period in 2008.

Revenues

There were no revenues related to the sale of Alferon N Injection® for the twelve month period ended 2009 while there were approximately $173,000 of sales for the same period of 2008.  Revenues from our Ampligen® cost recovery treatment program for the year ended December 31, 2009 were approximately $111,000 compared to revenues of $92,000 for the same period in 2008, an increase of $19,000 or 21% for approximately the same number of patients participating in the program.  Commercial sales of Alferon N Injection® were halted in March 2008 when our Finished Goods Inventory expired.  As a result, we had no Alferon N Injection® product to commercially sell in 2009 and all revenue in 2009 has been generated from Ampligen® cost recovery clinical treatment programs.

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

During 2008 and 2009, we spent considerable time and effort preparing for the preapproval inspection by the FDA of manufacturing of Ampligen® product and its raw materials, polynucleotides Poly I and Poly C12U.  A satisfactory recommendation from the FDA Office of Compliance based upon an acceptable preapproval inspection is required prior to approval of the product.  The preapproval inspection determines compliance with cGMP as well as a product specific evaluation concerning the manufacturing process of product.  The inspection includes many aspects of the cGMP requirements, such as manufacturing process validation, equipment qualification, analytical method validation, facility cleaning, quality systems, documentation system and part 11 compliance.  In its November 25, 2009 CRL, the FDA described specific additional recommendations related to the Ampligen® NDA.  The FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues.

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

Redeemable Warrants Valuation Adjustment

As a result of the correction to the valuation of a Liability related to Warrants issued in May 2009, a net gain of 6,258,000 was recorded in 2009.  The Monte Carlo Simulation approach was used to determine the fair value of this Liability with regard to these Warrants of $17,359,000 at their inception in May 2009, increased by the losses from the exercised Warrants in May and June 2009 of $3,675,000 and reduced by $7,417,000 for the exercised Warrants.  At December 31, 2009 the fair value of this Liability related to the unexercised Warrants had decreased to $3,684,000.  The net effect to reflect the change in the fair value of this Liability during 2009 resulted in a gain of $9,933,000.  The approximate combined losses of $3,675,000 from the exercised Warrants and the gain of $9,933,000 from the fair value adjustment resulted in a net total non-cash gain of $6,258,000.

Liquidity and Capital Resources

Cash used in operating activities for the year ended December 31, 2010 was $11,886,000 compared to $9,297,000 for the same period in 2009, an increase of $2,589,000.  We had proceeds from financing activities of approximately $250,000 compared to $61,824,000 during the twelve months ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, we had approximately $44,387,000 in Cash, Cash Equivalents and Marketable Securities or a decrease of approximately $13,685,000 from December 31, 2009.

In an effort to conserve our cash, the Employee Wage Or Hours Reduction Program (the “Program”) was ratified by our Board effective January 1, 2009.  In a mandatory program that was estimated to be in effect for up to six months, compensation of all active full-time employees as of January 1, 2009 (“Participants”) were reduced through a reduction in their wages for which they would be eligible to receive shares of our common stock (“Stock”) six months after the shares were earned.  While all employees were also offered the option to reduce their work hours with a proportional decrease in wages, none elected this alternative.  The Program was suspended as of May 31, 2009 with employees returning back to their rate of pay from January 1, 2009.  At the passage of six months for each of their months of participation, non-affiliate employees have been issued shares for the months ended July 31, August 31, September 30, October 30 and November 30, 2009.  Individuals defined by Rule 144 in the Securities Act of 1933 as an “affiliate” receive their distribution of stock from the Program in June and July 2010.

In addition, certain vendors and service providers have agreed to accept shares of our Common Stock as partial payment of their bills.  We issued 498,867 and 1,925,408 shares of common stock for services rendered in 2010 and 2009, respectively.

We have been using the proceeds from our financings with the assistance of Rodman & Renshaw, LLC (“Rodman”) as placement agent and from Fusion Capital Fund II, LLC (“Fusion Capital”) equity financing to fund operating expense and infrastructure growth including preparation for manufacturing, regulatory compliance and market development costs related to the FDA approval process for Ampligen®.  During 2009, we raised in the aggregate approximately $33,712,000 in equity financing pursuant to the two Rodman financings in May 2009 and an aggregate of approximately $28,112,000 in equity financing pursuant to the Fusion Capital Agreement.  For more details on the Rodman and Fusion Capital financings, please see “Equity Financing” below.

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

Our ability to raise additional funds from the sale of equity securities is limited.  In this regard, we only have approximately 32,200,000 shares authorized but unissued and unreserved.  We were unable to gather the requisite votes at our annual stockholders’ meeting held on June 24, 2009 to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  Since we have not been able to obtain approval to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our remaining Common Stock is limited.

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

Equity Financing

On May 8, 2009, we entered into a letter agreement with Rodman & Renshaw, LLC (“Rodman”) as placement agent, relating to a proposed offering of our securities.  The proceeds from the May 10 and 18, 2009 equity transactions are net of all related offering costs, including the fair value of warrants issued.

On May 10, 2009, we entered into Securities Purchase Agreements with two institutional investors.   Pursuant to the Securities Purchase Agreements, we issued to these investors in the aggregate: (a) 13,636,363 shares of our common stock; (b) Series I warrants to purchase an additional 6,136,363 shares of common stock at an exercise price of $1.65 per share (“Series I Warrants”); and (c) Series II warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $1.10 per share (“Series II Warrants”, and together with the Series I Warrants, the “Warrants”).  The Series I Warrants could be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  The Series II Warrants could be exercised at any time on or after the May 18, 2009 date of delivery of the Series II Warrants and for a period of 45 days thereafter.  The outstanding warrants include a cash settlement feature if certain conditions are met.  As of December 31, 2010, all Series II Warrants were exercised and none of the Series I Warrants have been exercised.

Rodman, as placement agent for the May 10, 2009 Securities Purchase Agreements, received Series I Warrants to purchase 750,000 shares of our common stock equal at an exercise price of $1.38 per share.  The Series I Warrants can be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  The warrants include a cash settlement feature if certain conditions are met.  Rodman also was entitled to a fee equal to 5.5% of the Series II Warrants that were exercised.  In 2009, Rodman received $165,000 in fees with regard to the exercise of the Series II Warrants.  The outstanding warrants include a cash settlement feature if certain conditions are met.  As of December 31, 2010, none of the Series I Warrants have been exercised.

On May 18, 2009, we entered into Securities Purchase Agreements with two institutional investors.  Pursuant to the Securities Purchase Agreements, we issued to these investors in the aggregate: (a) 11,906,976 shares of common stock; and (b) warrants to purchase an additional 4,167,440 shares of common stock at an exercise price $1.31 per share (“Warrants”).  The Warrants could be exercised at any time on or after their May 21, 2009 date of issuance and for a five year period thereafter.  The outstanding warrants include a cash settlement feature if certain conditions are met.  As of December 31, 2010, 1,895,000 of these Warrants have been exercised.

Rodman, as placement agent for the May 18, 2009 Securities Purchase Agreements, acted on a best efforts basis for the offering and received a placement fee equal to $797,500 as well as Warrants to purchase 654,884 shares of common stock at an exercise price of $1.34375 per share.  The Warrants could be exercised at any time on or after the six month anniversary of the May 21, 2009 closing date of the offering and for a five year period thereafter.  The outstanding warrants include a cash settlement feature if certain conditions are met.  As of December 31, 2010, none of the Warrants have been exercised.

Refer to Note 17 -“Fair Value” under Notes to Consolidated Financial Statements for further explanation of the warrants in these agreements.  The warrants include a cash settlement feature if certain conditions are met.

On July 2, 2008, we entered into a $30 million Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC (“Fusion Capital”), an Illinois limited liability company. Concurrently with entering into the Purchase Agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we filed a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. That registration statement was declared effective by the SEC on August 12, 2008. As reported in the registration statement related to the transaction, we had the right over a 25 month period from August 2008 to sell our shares of common stock to Fusion Capital from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million. The purchase price of the shares related to the $30.0 million of future funding was based on the prevailing market prices of our shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and we had control of the timing and amount of any sales of shares to Fusion Capital. However, Fusion Capital could not purchase any shares of our common stock pursuant to the Purchase Agreement if the price of our common stock had three trading days with an average value below $0.40 over the prior twelve trading days. There were no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement. In consideration for entering into the Purchase Agreement, we issued to Fusion Capital 650,000 shares as a commitment fee. Also, we were to issue to Fusion Capital up to an additional 650,000 shares as a commitment fee pro rata as we receive up to the $30.0 million of future funding. As of September 1, 2009, Fusion Capital had purchased the maximum number of shares that were registered under the Registration Statement, an aggregate of 20,000,000 shares for $28,111,695 and received 1,259,086 commitment shares, thereby in effect exhausting the Purchasing Agreement. Consistent with Section 11(k)(iv), we formally terminated the Purchase Agreement on April 7, 2010.

Pursuant to our May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”) we established an At-The-Market (“ATM”) Equity Program pursuant to which we may sell up to 32,000,000 shares of our Common Stock from time to time through Maxim as our sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  We have no obligation to sell any shares under this program, and may at any time terminate the Agreement.  During the fiscal quarters ended September 30, 2010 and December 31, 2010, we sold no shares through this program and received no net cash proceeds.  As of December 30, 2010, we sold 520,000 shares through the ATM that resulted in net cash proceeds of $292,785 and commissions paid to Maxim of $12,199.

Because of our long-term capital requirements, we may seek to access the public equity market through the above ATM equity program or otherwise whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock.  Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders.  We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, competitive and technological advances, the regulatory processes, including the commercializing of Ampligen® and new utilization of Alferon® products.  Our ability to raise funds from the sale of equity is limited due to the limited number of shares of common stock authorized but not issued or reserved (please see “Part I; Item 1A. Risk Factors; We may require additional financing which may not be available; The limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes”).

The proceeds from our financing have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development.

There can be no assurances that, if needed, we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products.  Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

	(dollars in thousands)
	Obligations Expiring by Period
Contractual Cash Obligations
	Total	2011	2012	2013

Operating Leases	$265	$198	67	$-0-

Total	$265	$198	$67	$-0-

 New Accounting Pronouncements

Refer to “Note 2(h) – Recent Accounting Standards and Pronouncements” under Notes to Consolidated Financial Statements.

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

Redeemable Warrants

We utilize the guidance contained ASC 480 (formerly SFAS 150) in the determination of whether to record warrants and options as Equity and/or Liability.  If the guidance of ASC 480 is deemed inconclusive, we continue our analysis utilizing ASC 815 (formerly EITF 00-19).

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

We recomputed the value of the redeemable warrants at the end of each quarterly period.  We use the Monte Carlo Simulation approach which includes subjective input assumptions that are consistently applied each quarter.  If we were to alter our assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.  As discussed in greater detail in “Fair Value” at the beginning of this ITEM 7, the significant assumptions using this model are: (i) Risk-Free Interest Rate; (ii) Expected Holding Period; (iii) Expected Volatility; (iv) Expected Dividend Yield; (v) Expected Probability of a Fundamental Transaction; (vi) Expected Timing of Announcement of a Fundamental Transaction; (vii) Expected 100 Day Volatility at Announcement of a Fundamental Transaction; (viii) Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction; and (ix) Expected Time Between Announcement and Consummation of a Fundamental Transaction.

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

Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process.  We do not require collateral on our receivables.  Our receivables historically consisted principally of amounts due from wholesale drug companies.  At both December 31, 2010 and 2009 there were no receivables.

There were no sales for years ended December 31, 2010 and 2009.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk.

We had approximately $44,387,000 in cash, cash equivalents and Marketable Securities at December 31, 2010.  To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts or three to eighteen month financial instruments.  We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 8.  Financial Statements and Supplementary Data.

The consolidated balance sheets as of December 31, 2009 and 2010, and our consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2010, together with the report of McGladrey & Pullen, LLP, independent registered public accountants, is included at the end of this report.  Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A.  Controls and Procedures.

Effectiveness of Control Procedures

As of December 31, 2010, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Act of 1934, as amended, as of December 31, 2008.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2010 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO).  Based on this assessment, management has not identified any material weaknesses as of December 31, 2010.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

Our internal control over financial reporting as of December 31, 2010 has been audited by McGladrey and Pullen, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hemispherx Biopharma, Inc.

We have audited Hemispherx Biopharma, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Hemispherx Biopharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Hemispherx Biopharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2010 consolidated financial statements of Hemispherx Biopharma, Inc. and our report dated March 28, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
March 28, 2011

ITEM 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance.

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position

William A. Carter, M.D.	73	Chairman of the Board, Chief Executive Officer and Chief Science Officer

Thomas K. Equels	58	Executive Vice Chairman of the Board (effective June 1, 2010), Secretary and General Counsel

Richard C. Piani	84	Lead Director

William M. Mitchell, M.D., Ph.D.	76	Director

Iraj Eqhbal Kiani, N.D., Ph.D.	65	Director

Charles T. Bernhardt, CPA	49	Chief Financial Officer and Chief Accounting Officer

David R. Strayer, M.D.	65	Chief Medical Officer and Medical Director, Regulatory Affairs

Robert Dickey IV	55	Senior Vice President

Wayne Springate	40	Vice President of Operations

Russel Lander, Ph.D.	61	Vice President of Process and Quality Assurance

Ralph C. Cavalli, Ph.D.	53	Vice President of Quality Control (effective April 15, 2010)

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

WILLIAM A. CARTER, M.D., the co-inventor of Ampligen®, joined us in 1978, and has served as: (a) our Chief Scientific Officer since May 1989; (b) the Chairman of our Board of Directors since January 1992; (c) our Chief Executive Officer since July 1993; (d) our President from April 1995 to November 2006; and (e) a director since 1987.  From 1987 to 1988, Dr. Carter served as our Chairman.  Dr. Carter was a leading innovator in the development of human interferon for a variety of treatment indications including various viral diseases and cancer. Dr. Carter received the first FDA approval to initiate clinical trials on a beta interferon product manufactured in the U.S. under his supervision.  From 1985 to October 1988, Dr. Carter served as our Chief Executive Officer and Chief Scientist.  He received his M.D. degree from Duke University and underwent his post-doctoral training at the National Institutes of Health and Johns Hopkins University.  Dr. Carter also served as Professor of Neoplastic Diseases at Hahnemann Medical University, a position he held from 1980 to 1998.  Dr. Carter served as Professor and Director of Clinical Research for Hahnemann Medical University's Institute for Cancer and Blood Diseases, and as a member of the faculty at Johns Hopkins School of Medicine and the State University of New York at Buffalo.  Dr. Carter is a Board certified physician and author of more than 200 scientific articles, including the editing of various textbooks on anti-viral and immune therapy.

WILLIAM A. CARTER, M.D. - Director Qualifications:
•	Leadership Experience – Chairman and CEO of Hemispherx;
•	Industry Experience - Knowledge of new and existing technologies, particularly as they relate to anti-viral and immune therapies;
•	Scientific, Legal or Regulatory Experience - M.D., co-inventor of Ampligen®, leading innovator in the development of interferon-based drugs and expertise in patent development; and
•	Finance Experience – Extensive knowledge of financial markets and successfully completed numerous financing efforts on behalf of Hemispherx.

THOMAS K. EQUELS has been a director since 2008 and presently serves as our Executive Vice Chairman, Secretary and General Counsel and Litigation Counsel.  Mr. Equels is the President and Managing Director of the Equels Law Firm based in Miami Florida that focuses on litigation.  For over a quarter century, Mr. Equels has represented national and state governments as well as companies in the banking, insurance, aviation, pharmaceutical and construction industries.  Mr. Equels received his Juris Doctor degree with high honors from Florida State University.  He is a summa cum laude graduate of Troy University and also obtained his Masters' Degree from Troy.  He is a member of the Florida Bar Association and the American Bar Association.

THOMAS K. EQUELS - Director Qualifications:
•	Leadership Experience – President, Managing Director of Equels Law Firm;
•	Industry Experience –legal counsel to Hemispherx; and
•	Scientific, Legal or Regulatory Experience - Law degree with over 25 years as a practicing attorney specializing in litigation.

RICHARD C. PIANI has been a director since 1995 and our Lead director since April, 2005.  Mr. Piani has been employed as a principal delegate for Industry to the City of Science and Industry, Paris, France, a billion dollar scientific and educational complex. Mr. Piani provided consulting to us in 1993, with respect to general business strategies for our European operations and markets.  Mr. Piani served as Chairman of Industrielle du Batiment-Morin, a building materials corporation, from 1986 to 1993.  Previously Mr. Piani was a Professor of International Strategy at Paris Dauphine University from 1984 to 1993.  From 1979 to 1985, Mr. Piani served as Group Director in Charge of International and Commercial Affairs for Rhone-Poulenc and from 1973 to 1979 he was Chairman and Chief Executive Officer of Societe "La Cellophane", the French company which invented cellophane and several other worldwide products.  Mr. Piani has a Law degree from Faculte de Droit, Paris Sorbonne and a Business Administration degree from Ecole des Hautes Etudes Commerciales, Paris.

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

WILLIAM M. MITCHELL, M.D., Ph.D., has been a director since July 1998.  Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of Medicine and is a board certified physician.  Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as House Officer in Internal Medicine, followed by a Fellowship at its School of Medicine.  Dr. Mitchell has published over 200 papers, reviews and abstracts that relate to viruses, anti-viral drugs, immune responses to HIV infection, and other biomedical topics.  Dr. Mitchell has worked for and with many professional societies, that have included the American Society of Investigative Pathology, the International Society for Antiviral Research, the American Society of Biochemistry and Molecular Biology, the American Society of Microbiology.  Dr. Mitchell is a member of the American Medical Association.  He has served on numerous government review committees, among them the National Institutes of Health, AIDS and Related Research Review Group.  Dr. Mitchell previously served as one of our Directors from 1987 to 1989.

WILLIAM M. MITCHELL, M.D., Ph.D. - Director Qualifications:
•
Leadership Experience – Professor at Vanderbilt University School of Medicine. He is a member of the Board of Directors for Chronix Biomedical and is Chairman of its Medical Advisory Board.  Additionally, he has served on multiple governmental review committees of the National Institutes of Health, Centers for Disease Control and Prevention and for the European Union, including key roles as Chairman;

•
Academic and Industry Experience – Well published medical researcher with extensive investigative experience on virus and immunology issues relevant to the scientific business of Hemispherx along with being a Director of an entrepreneurial diagnostic company (Chronix Biomedical) that is involved in next generation DNA sequencing for medical diagnostics; and

•
Scientific, Legal or Regulatory Experience - M.D., Ph.D. and professor at a top ranked school of medicine, and inventor of record on numerous U.S. and international patents who is experienced in regulatory affairs through filings with the FDA.

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

IRAJ EQHBAL KIANI, N.D., Ph.D. - Director Qualifications:
•	Leadership Experience – former Mayor and Governor of Yasoi in Iran;
•	Industry Experience – Broad international network and contacts within the field of immunology;
•	Scientific, Legal or Regulatory Experience – N.D. and Ph.D. with trading company management experience; and
•	Finance Experience – over 30 years of international business experience.

CHARLES T. BERNHARDT is a Certified Public Accountant who has served as our Chief Financial Officer and Chief Accounting Officer since January 1, 2009.  He attained an undergraduate in Accountancy from Villanova University and received a Masters Degree in Business Administration from West Chester University of Pennsylvania.  Mr. Bernhardt was formerly the Director of Accounting for Healthcare Division of Thomson Reuters, where he was responsible for their accounting operations including the Physicians’ Desk Reference business and shared financial services for the Healthcare and Scientific Divisions from 2006 to 2008.  He was also the Regional Controller for Comcast Cable during 1999 to 2002, Director of Finance for TelAmerica Media for 2003 to 2006 and earlier in his career a member of the Internal Audit management teams American Stores Corporation and ICI Americas/Zeneca (currently AstraZeneca Pharmaceuticals).  In 1986, he became a C.P.A. licensed in Pennsylvania and New Jersey while with public accounting’s “Big Four” firm of KPMG.

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

WAYNE S. SPRINGATE is Vice President of Operations and joined Hemispherx in 2002 as Vice President of Business Development.  Mr. Springate came on board when Hemispherx acquired Alferon N Injection® and its New Brunswick, NJ manufacturing facilities.  He led the consolidation of our Rockville facility to our New Brunswick location as well as coordinated the relocation of manufacturing polymers from South Africa to our production facility in New Brunswick.  He was also responsible for preparing and having a successful Preapproval Inspection by the FDA for our New Brunswick manufacturing plant in connection with the filing of our Ampligen® NDA.  Currently he is managing a capital improvement budget to enhance our Alferon® facility in accordance with cGMP. Previously, Mr. Springate served as President for World Fashion Concepts in New York and oversaw operations at several locations throughout the United States and overseas.  Mr. Springate assists the CEO in details of operations on a daily basis and is involved in all aspects of manufacturing, warehouse management, distribution and logistics.

RUSSEL J. LANDER, Ph.D. is Vice President Process and Quality Assurance.  Dr. Lander joined Hemispherx in 2005, assuming responsibility for Chemistry, Manufacturing and Control writing for the NDA filing of Ampligen®.  He subsequently served as Director of Quality Control and provided guidance to the efforts to improve and validate the manufacturing process for the synthesis of Ampligen® polynucleotide raw materials, Poly I and Poly C12U.  He is currently directing research and development activities in New Brunswick. Dr. Lander was formerly employed at Merck and Co., Inc. in the process development groups for drug development (1977-1991) and vaccines (1991-2005).   Dr. Lander received his Ph.D. in Chemical/Biochemical Engineering from the University of Pennsylvania. He has authored numerous scientific publications and invention disclosures.

RALPH CHRISTOPHER CAVALLI, Ph.D. was named Vice President of Quality Control effective April 15, 2010.  Dr. Cavalli most recently served as Director of Quality Control at the Company’s New Brunswick, NJ manufacturing facility.  He is currently responsible for manufacturing Alferon® Purified Drug Concentrate and active pharmaceutical ingredients for Ampligen® along with overseeing our Quality Control (“QC”) Department to continue our Good Laboratory Practices and Good Manufacturing Practices.  Prior to joining Hemispherx, Dr. Cavalli served as Senior Director of Manufacturing Operations at Cytogen Corporation from 2006 until 2009, where he was responsible for the manufacture of Cytogen’s three commercial products.  From 1999 until 2006, he initially worked at Discovery Laboratories as Associate Director of Analytical Services and then ultimately as Senior Director of Analytical and Technical Services, for which he was responsible for Quality Control and Process Development.  Dr Cavalli received a Ph.D. in Chemistry from Temple University in Philadelphia, PA.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended December 31, 2010, certain of our officers and directors had not complied with all applicable Section 16(a) filing requirements on a timely basis with regard to transactions occurring in 2010.  Specifically, Dr. Carter filed two Forms 4 late concerning his receipt of Options and one Form 4 late related to a donation of stock; Mr. Equels and Mr. Bernhardt each filed one Form 4 late concerning their receipt of Options; and Mr. Lander filed late an initial Form 3 and one Form 4 concerning five transactions.

Audit Committee and Audit Committee Expert

The Audit Committee of our Board of Directors consists of Richard Piani, Committee Chairman, William Mitchell, M.D. and Iraj Eqbal Kiani, N.D., Ph.D.  Mr. Piani, Dr. Mitchell, and Mr. Kiani are all determined by the Board of Directors to be independent directors as required under Section 121B(2)(a) of the NYSE Amex Company Guide.  We do not have a financial expert as defined in the SEC rules on the committee in the true sense of the description because we believe that Richard Piani, an existing director, has sufficient experience.  Mr. Piani has 40 years of experience in business and has served in senior level and leadership positions for international businesses.  His working experience includes reviewing and analyzing financial statements and dealing with financial institutions.  We believe Mr. Piani, Dr. Mitchell, and Dr. Kiani to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee.  The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements and internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance; (ii) prepare the reports or statements as may be required by NYSE Amex or the securities laws; (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls; (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and (v) review disclosures by our independent registered public accounting firm concerning relationships with us and the performance of our independent accountants.

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

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow:
•	Dr. William A. Carter, Chief Executive Officer (“CEO”) and Chief Science Officer (“CSO”);
•	Charles T. Bernhardt, Chief Financial Officer (“CFO”) & Chief Accounting Officer (“CAO”);
•	Thomas K. Equels, General Counsel and Litigation Counsel (effective June 1, 2010);
•	Dr. David Strayer, Chief Medical Officer (“CMO”) and Medical Director;
•	Robert Dickey, IV, Senior Vice President (“S.V.P.”);
•	Russel J. Lander, Vice President (“V.P.”) of Process and Quality Assurance; and
•	Wayne S. Springate, Vice President (“V.P.”) of Operations.

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

Governance

The Compensation Committee consists of the following three directors, each of whom is “independent” under applicable NYSE Amex rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an “Outside Director” as defined under the treasury regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”): Dr. William Mitchell, M.D., Richard C. Piani, and Dr. Iraj E. Kiani, N.D.  The Compensation Committee makes recommendations concerning salaries and compensation for senior management and other highly paid professionals or consultants to Hemispherx.  The full text of the Compensation Committee Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.  This Committee met one time in 2010 and all committee members were in attendance.  Our Chief Financial Officer and the Director of Human Resources support the Compensation Committee in its work.

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

	•	In consultation with the CEO and CFO, reviews the talent development process within Hemispherx to ensure it is effectively managed and sufficient to undertake successful succession planning.

	•	Reviews and approves employment agreements, severance arrangements, issuances of equity compensation and change in control agreements.

Chairman and CEO	•	Presents to the Compensation Committee the overall performance evaluation of, and compensation recommendations for, each of the NEO and other non-officer Executives.

CFO and Director of	•	Reports directly or indirectly to the Chief Executive Officer.
Human Resources
	•	Assists the Compensation Committee with the data for competitive pay and benchmarking purposes.

	•	Reviews relevant market data and advises the Compensation Committee on interpretation of information, including cost of living statistics, within the framework of Hemispherx.

	•	Informs the Compensation Committee of regulatory developments and how these may affect Hemispherx’ compensation program.

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

Use of Compensation Data

Our compensation plans are developed by utilizing publicly available compensation data for national and regional companies in the biopharmaceutical industry as well as web sites that specialize in compensation and/or employment data.  We believe that the practices of this group of companies and/or data obtained from employment industry organizations, provide us with appropriate compensation benchmarks necessary to review the compensation recommendations by the CEO, CFO and/or Human Resources Department.  While not utilized in 2009 or 2008 due to our maintaining Base Salary at existing levels with the exception of cost of living adjustments, in 2010 we utilized web based organizations and data bases to help us analyze compensation data and compare our programs with the practices of the similar national and/or regional companies represented in the biopharmaceutical industry.

Elements of Executive Compensation

The Compensation Committee has adopted a mix among the compensation elements in order to further our compensation goals.  The elements include:

•	Base salary (impacted by cost of living adjustments);

•	Variable compensation consisting of a cash bonus based upon individual and corporate performance;

•	Long-term bonus incentive programs consisting of the Goal Achievement Program and Employee Bonus Pool Program; and

•	Stock option grants with exercise prices set at the fair market value at the time of grant.

Executive compensation consists of the following elements:

Base Salary

Base salaries for our Executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions.  Generally, we believe that Executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy.  For those NEO with employment agreements, base salary is determined and set forth in the agreement and the Compensation Committee reviews the base salary prior to renewal of such agreement.  Base salaries for the other NEO are normally reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.  While this review process would normally occur in the fourth quarter of each year, it was not undertaken as a formal process regarding 2008, 2009, 2010 or 2011 base salaries.  However after analysis of overall Company compensation, the Committee authorized a non-discriminatory and universally applied cost of living increase to the base salaries of all full-time employees of record effective July 1, 2009, January 1, 2010 and December 31, 2010.  Therefore, with the exception of these cost of living adjustments, no other modifications were made to the base salary rate of our NEO during 2008 or 2009.  However in 2010, modifications were made to the Base Salary of NEO for which employment agreements were modified or renewed.  Additional changes to our NEO’s base salaries could be undertaken in a future determination by the Compensation Committee at its discretion.  In this regard, in June 2010, we entered into amended and restated agreements with Dr. Carter, and an employment agreement with Mr. Equels, pursuant to which, Mr. Equels acts as our General Counsel, Secretary and Executive Vice Chairman of the Board of  Directors.  These employment agreements were further amended in July 2010.  Additionally, Mr. Dickey’s employment agreement was amended in February 2010 and renewed in September 2010, and Mr. Bernhardt entered into an employment agreement in December 2010 as our Chief Financial Officer and Chief Accounting Officer.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all NEO and certain senior, non-officer Executives.  The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary.  As provided in their respective employment agreement, during the year ended December 31, 2010, the following NEO were eligible for an annual performance bonus based of their salaries, the amount of which, if any, is determined by the Board of Directors in its sole discretion based on the recommendation of the Compensation Committee:
•	Dr. William Carter, Chairman & CEO (bonus opportunity up to 25%);
•	Thomas Equels, General Counsel, Litigation Counsel, Secretary and Executive Vice Chairman of the Board (bonus opportunity up to 25%);
•	Charles Bernhardt, Chief Financial Officer and Chief Accounting Officer (bonus opportunity up to 25%); and

•	Wayne Springate, V.P. of Operations (bonus opportunity up to 20%).

The Compensation Committee utilizes annual incentive bonuses to compensate NEO and certain senior, non-officer executives (the “Executive Team”) for attainment or success towards overall corporate financial and/or operational goals along with achieving individual annual performance objectives.  These objectives will vary depending on the individual Executive, but generally relate to strategic factors such as establishment and/or maintenance of key strategic relationships, development of our products, identification, research and/or development of additional products, enhancing financial factors such as raising capital, cost containment and/or improving the results of operations.  The Compensation Committee, in light of established individual and Company-wide goals and objectives, evaluated the performance of each NEO, key executive and consultant in order to determine each respective annual incentive opportunity included an analysis by the Compensation Committee that provides the following information:

1.	The Company-wide goals & objectives along with individual performance goals for each NEO used to determine annual bonuses for the fiscal year;
2.	How each goal individually or in totality was weighted, if applicable, to the extent that any of the performance goals were quantitative and/or quantitative measurable;
3.	The threshold, target, and maximum levels of achievement of each performance goal, if applicable;
4.	The intended relationship between the level of achievement of Company-wide performance goals and the amount of bonus to be awarded;
5.	The intended relationship between the level of achievement of each NEO’s individual performance goals and the amount of bonus to be awarded;
6.	The evaluation by the Committee of the level of achievement by each NEO of the Company-wide and individual performance goals applicable to him individually;
7.	If applicable, whether the Committee reviewed any report(s) from compensation consultant(s);
8.	How this level of achievement translated into the actual bonuses awarded for the 2010 fiscal year;
9.	The adequate disclosure of the percentage of base salary awarded in the form of an incentive bonus to each NEO as a result of their or the Company’s performance; and
10.	If applicable, how the Company’s compensation policies and practices relate to the Company’s risk management.

The Compensation Committee also undertook the initial steps to establish goals and objectives for the Executive Team regarding possible bonuses for the year ending December 31, 2010.  On an overall basis, all bonus eligible member of the Executive Team would share the following Company-wide goals:

A.	Continued productive interaction with the FDA concerning issues necessary for approval of Ampligen® for CFS;
B.	FDA approval of Ampligen® for CFS and/or confirmatory clinical study;
C.	Continued productive interaction with the FDA concerning issues necessary for approval of Ampligen® for CFS and/or confirmatory clinical;
D.	The start of confirmatory clinical trial for CFS as necessary towards obtaining FDA approval;
E.	A country by country strategic plan for Ampligen® to be submitted and approved by the Board;

F.	An overall strategic plan for marketing and partners for Ampligen® and Alferon® to be submitted to the Board;
G.	An overall strategic plans for the marketing and partners for Alferon® to be submitted to the Board;
H.	Continued development of microbiological enhancement of vaccines requiring Ampligen®;
I.	Success in the protection of Company Intellectual Property;
J.	Continued development of Alferon® LDO;
K.	Continued development of Ampligen® for flu;
L.	Maintaining the overall financial strength of the Company and operations consistent with the budget; and
M.	Implementation of research & development partnerships.

On a specific employee basis, each bonus eligible member of the Executive Team would be judged on his/her success as to meeting or exceeding elements of his/her specific job duties.  This would be accomplished by a year-end process, and at the sole discretion of the Compensation Committee and with input from the Chief Executive Officer or the Executive’s direct supervisor, the Committee would evaluate the individual performance of each member of the Executive Team as to his/her achievement and/or contribution towards meeting the overall Company-wide goals along with his/her accomplishments specific to his/her job description.  The outcome of the Committee’s analysis would be utilized to determine if a bonus was warranted, and if so, the dollar amount or percentage of the Executive Team member’s year-end base pay rate to be awarded.

Prior to year-end or during the first fiscal quarter of the subsequent year, the Compensation Committee would complete their analysis utilizing any internal and external documentation desired, including but not limited to reports from independent analysts and/or corporate benchmarking organizations.  Upon analysis completion, the Compensation Committee made formal recommendations to the Board based on their findings with regard to bonuses for the respective year ended.  Due to the subjective nature of the Company-wide goals regarding the success and analysis of an Executive in meeting or exceeding elements of his/her specific job duties, the goals were not designed to be weighted in value or quantitative in nature.  The bonuses were designed to be awarded based on a subjective cumulate nature of the goals deemed attainable, employee performance and progress towards achievement.  The bonus threshold was designed to range from zero percent to twenty-five percent, with a target bonus of approximately twenty or twenty-five percent, calculated from the individual’s year-end base pay rate.

In December 2010, the Compensation Committee reviewed the Executive Team’s Company-wide goals as detailed in the Committee’s Meeting Minutes of March and May 2010 and specific goals documented in each individual’s job description.  The Committee believed that the Executive Team had excelled in meeting their goals and responsibilities as documented in each individual’s job description as well as made significant progress in meeting corporate goals with outstanding success.

Specifically, with regards to the NEO, the Compensation Committee determined that these Executives had demonstrated sufficient progress or exceeded expectations related to the following established goals described above and designated by the letters “A” through “M”:

(i)	Dr. William Carter, Chairman & CEO: Goals “A”, “C”, “E”, “F”, “G”, “H”, “I”, “J”, “K”, “L” and “M”;
(ii)	Thomas Equels, General Counsel and Litigation Counsel : Goals “E”, “F”, “G”, “I”, “L” and “M”;
(iii)	Charles Bernhardt, CFO & CAO: Goals “E”, “F”, “G”, “I”, “J”, “L” and “M”;
(iv)	Dr. David Strayer, Medical Director: Goals “A”, “C”, “E”, “F”, “G”, “H”, “I”, “J”, and “K”;
(v)	Russel Lander, V.P of Process and Quality Assurance: “A”, “C”, “G”, “I”, “J”, and “K”; and
(vi)	Wayne Springate, V.P. of Operations: Goals “E”, “F”, “G”, “H”, “I”, “J”, “K”, and “L”.

For their achievements identified above, on December 22, 2010 the Compensation Committee awarded each of the identified NEO with a performance bonus of twenty percent of their respective base salary rate at year-end 2010.

For what the Compensation Committee designated as unusual meritorious service during the year, they awarded the following NEO with an extra five percent performance bonus of their respective base salary rate at year-end 2010:
1.
Dr. William Carter, related to his development of strategic plans for the Company, obtaining product testing, marketing and sales partnership agreements, issuance of new U.S. Patents for Ampligen® and spearheading the successful raising of new capital through the At The Market stock program;

2.	Charles Bernhardt, related to his outstanding service as Chief Financial Officer in completing SEC filings, controlling the Company’s cash burn rate and enforcing budgetary requirements; and
3.
Thomas Equels, related to his work and efforts towards settling the various class action suits and judgment against Johannesburg Consolidated Investments (“JCI”) and former JCI officers R.B. Kebble and H.C. Buitendag.

Employee Appraisal And Merit Bonus Program

For the year ending 2010, the Compensation Committee initiated an Employee Appraisal and Merit Bonus Program for those employees not eligible for the key employee Annual Bonus.  This Program incorporates a team concept by conducting appraisals for eligible employees in each department throughout the calendar year and then averaging the total scores per department in order to determine a year-end, department-wide merit bonuses.  Like with all Company bonus programs, the Program is annually renewed and at the ultimate discretion of the Compensation Committee based on various factors, including the Company’s overall accomplishment of milestones and access to Working Capital.  For the year-ended December 31, 2010, the average employee bonus from this Program was 3.4% of the respective employee’s year-end Base Salary.

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

For the year ending 2010, Hemispherx paid no compensation related to the Employee Bonus Pool Program.

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

On June 11, 2010, we granted options to purchase shares of our common stock at an exercise price of $0.66 per share, or 110% of the $0.60 closing price of the stock on the NYSE Amex as of June 10, 2010, to the following NEO consistent with their respective employment agreements:
•	William A. Carter, CEO and CSO for 500,000 shares with immediate vesting; and
•	Thomas K. Equels, General Counsel and Litigation Counsel for 300,000 shares with immediate vesting.

On December 6, 2010, we granted options to purchase 100,000 shares of our common stock at an exercise price of $0.55 per share, or 110% of the $0.50 closing price of the stock on the NYSE Amex as of December 3, 2010, to Charles T. Bernhardt, Chief Financial Officer and Chief Accounting Officer consistent with his employment agreement.

On December 22, 2010, we granted ten year options to purchase 73,728 shares of our common stock at an exercise price of $2.71 per share, to replace options for the same number of shares and at the same exercise price that had been issued on August 8, 1991 and had expired to William A. Carter, CEO and CSO, consistent with approval of the Compensation Committee and the Board.

Other Compensation

We provide the following benefits to our NEO generally on the same bases as benefits provided to all full-time employees:
•	Health, vision and dental insurance;
•	Life insurance;
•	Short and long-term disability insurance; and
•	401(k) with company match of up to 6% of employee’s contribution.

The Compensation Committee believes that these benefits are consistent with those offered by other companies, specifically those provided by our peers.

Occasionally, certain Executives separately negotiate other benefits in addition to the benefits described above.  The following additional benefits were provided in 2010 NEO as an element of their respective employment:

Dr. William Carter, CEO and CSO, as an element of his employment:
•	Automobile allowance;
•	Reimbursement of home office and phone expenses; and
•	Supplementary life and disability insurance policies.

Thomas Equels, General Counsel and Litigation Counsel, as an element of his employment (effective June 1, 2010):
•	Reimbursement of home office and phone expenses; and
•	Supplementary life and disability insurance policies.

Commencing as of June 2010, as provided in their respective employment agreement, the following NEO were eligible for incentive bonuses related to: (i) product sales, joint ventures or corporate partnering arrangements (“Sales or Arrangements”), and (ii) any sale of our Company or substantially all of our assets not in the ordinary course of our business (“Asset Sale”): Dr. William Carter, Chairman, CEO & CSO (2.5% of Sales or Arrangements and 5% of any Asset Sale); and Thomas Equels, General Counsel, Litigation Counsel , Secretary and Executive Vice Chairman of the Board (5% of Sales or Arrangements and 5% of any Asset Sale).  These incentive bonuses, if earned, are not to exceed in the aggregate an annual maximum of $5,000,000 per Executive.  During 2010, there were no bonus payments related to this incentive.

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

Key Employee Retention

On December 31, 2008, we entered into a severance/consulting agreement with the former Chief Financial Officer, Robert E. Peterson.  This agreement provides a monthly fee of $4,000 plus travel expenses and Options to purchase 20,000 shares of the our common stock at the end of each calendar quarter through December 31, 2011 in return for consulting services.  The exercise price of the Options is to be equal to 120% of the closing price of the our stock on the NYSE Amex on the last trading day of the calendar quarter for which the Options are being issued.  Additionally, the severance/consulting agreement allows for the possibility of a one percent fee to be paid to Mr. Peterson in the event of financial transactions to raise capital for a maximum potential pay-out value of $518,328 (two times the amount of compensation paid to Mr. Peterson by us for calendar year 2008).  Mr. Peterson may terminate the Advisory Services at any time upon giving us sixty (60) days notice in writing of the intention to terminate his Advisory Services.

Severance

In determining whether to approve and setting the terms of severance arrangements, the Compensation Committee recognizes that Executives, especially highly ranked Executives, often face challenges securing new employment following termination. Upon termination of employment, the following NEO currently are entitled to receive severance payments under their employment and/or engagement agreements:
•	William A. Carter, Chairman of the Board & Chief Executive Officer;
•	Thomas K. Equels, Executive Vice Chairman of the Board, Secretary and General (effective June 1, 2010);
•	Charles T. Bernhardt, Chief Financial Officer and Chief Accounting Officer (effective December 3, 2010); and
•	Wayne Springate, Vice President of Operations.

The Compensation Committee believes that severance agreements provided these individuals are generally in line with severance packages offered to executive officers of the companies of similar size.  Mr. Dickey, Dr. Strayer and Dr. Lander are currently not covered under a severance agreement and any severance benefits payable to them under similar circumstances would be determined by the Compensation Committee in its discretion.  See “Estimated Payments Following Severance — Named Executive Officers.

Conclusion

Our compensation policies are designed to retain and motivate our Executive Officers, other non-officer Executives and non-Executives and to ultimately reward them for outstanding individual and corporate performance.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors oversees our compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Committee reviewed and discussed with Management the Executive Compensation Discussion and Analysis set forth in this Form 10-K for the fiscal year ended December 31, 2010.

In reliance on the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Hemispherx’ Proxy Statement to be filed in connection with Hemispherx’ 2011 Annual Meeting of Stockholders.

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

Compliance With Internal Revenue Code Section 162(m) and 409A  & 409(b).

One of the factors the Compensation Committee considers in connection with compensation matters is the anticipated tax treatment to Hemispherx and to the Executives of the compensation arrangements.  The deductibility of certain types of compensation depends upon the timing of an executive’s vesting in, or exercise of, previously granted rights.  Moreover, interpretation of, and changes in, the tax laws and other factors beyond the Compensation Committee’s control also affect the deductibility of compensation.  Accordingly, the Compensation Committee will not necessarily limit executive compensation to that deductible under Section 162(m) or 409A & 409(b) of the Code.  The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its other compensation objectives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee of the Board of Directors, consisting of Dr. Iraj Eqhbal Kiani, the Committee Chair, Dr. William M. Mitchell and Richard C. Piani are all independent directors.  There are no interlocking relationships.

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2008, 2009 and 2010 of our Chief Executive Officer, Chief Financial Officers and three other most highly compensated Executive officers, constituting the NEO, in 2009 for each fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees	Bonus		Stock Awards (5)		Option Awards (5)		Non-Equity Incentive Plan Compensation	Change in Pension Valued and NQDC Earnings ($)	All Other Compensation		Total
William A. Carter	2010	$951,837	$200,000	(9)	$405,083	(17)	$253,721	(1)	$-0-	—	$100,699	(10)	$1,911,340
Chief Executive	2009	$554,105	$482,072	(6)(7)	$188,311	(17)	$-0-		$-0-	—	$76,896	(10)	$1,301,384
Officer (1)	2008	$664,624	$-0-		$-0-		$316,571	(18)	$-0-	—	$106,094	(10)	$1,087,289

Thomas K. Equels	2010	$398,333	$250,000	(8)(9)	$-0-		$140,528	(2)	$-0-	—	$39,973	(11)	$828,834
General Counsel (2)	2009	$-0-	$-0-		$-0-		$-0-		$-0-	—	$-0-		$-0-
	2008	$-0-	$-0-		$-0-		$-0-		$-0-	—	$-0-		$-0-

Charles T. Bernhardt	2010	$194,133	$50,000	(9)	$117,296	(17)	$37,301	(3)	$-0-	—	$24,273	(12)	$423,003
Chief Financial Officer (3)	2009	$134,662	$44,000	(7)	$45,334	(17)	$-0-		$-0-	—	$9,380	(12)	$233,376
	2008	$-0-	$-0-		$-0-		$-0-		$-0-	—	$26,000	(12)	$26,000

Robert Dickey (4)	2010	$302,500	$-0-		$-0-		$-0-		$-0-	—	$8,232	(13)	$310,732
Sr. Vice President	2009	$152,131	$-0-		$-0-		$252,312	(4)	$-0-	—	$4,824	(13)	$409,267
	2008	$-0-	$-0-		$-0-		$-0-		$-0-	—	$-0-		$-0-

David Strayer	2010	$243,685	$48,737	(9)	$132,587	(17)	$-0-		$-0-	—	$13,227	(14)	$438,236
Medical Director	2009	$167,484	$194,306	(6)(7)	$53,054	(17)	$-0-		$-0-	—	$3,229	(14)	$418,073
	2008	$201,389	$-0-		$-0-		$16,168	(18)	$-0-	—	$-0-		$217,557

Russel Lander	2010	$215,380	$43,076	(9)	$-0-		$-0-		$-0-	—	$18,632	(15)	$277,088
Vice President	2009	$171,596	$39,160	(7)	$118,912	(17)	$-0-		$-0-	—	$9,648	(15)	$339,316
	2008	$178,000	$-0-		$-0-		$-0-		$-0-	—	$8,929	(15)	$186,929

Wayne Springate	2010	$181,580	$36,300	(9)	$109,777	(17)	$-0-		$-0-	—	$16,507	(16)	$344,114
V.P., Operations	2009	$126,250	$33,000	(7)	$42,500	(17)	$-0-		$-0-	—	$3,229	(16)	$204,979
	2008	$150,000	$-0-		$-0-		$-0-		$-0-	—	$7,354	(16)	$157,354

Notes:
(1)
Dr. Carter renewed his Employment Agreements on June 11, 2010, which was amended on July 15, 2010, that granted him the Options to purchase 500,000 shares of Hemispherx common stock as an element of his Employment Agreement.

(2)
Mr. Equels transitioned from the role of external to internal General Counsel and Litigation Counsel effective June 1, 2010 with an Employment Agreement of June 11, 2010, which was amended on July 15, 2010, that granted him the Options to purchase 300,000 shares of Hemispherx common stock as an element of his Employment Agreement.

(3)
Mr. Bernhardt transitioned from the role of a contract consultant in 4th Quarter 2008 to Chief Financial Officer effective January 1, 2009.  He entered into an Employment Agreement on December 6, 2010 and was granted the Option to purchase 100,000 shares of Hemispherx common stock as an element of his Employment Agreement.

(4)	Mr. Dickey joined Hemispherx effective June 11, 2009 and was granted the Options to purchase 150,000 shares of Hemispherx common stock as an element of his Employment Agreement.
(5)
The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R). See Note 2(j) Equity based compensation in the financial statements.

(6)
On May 20, 2009, our Board of Directors awarded bonuses of $300,000 to Dr. William Carter, and $150,000 to Dr. David Strayer in recognition for their accomplishment of 2008 corporate goals and objectives.

(7)	On February 8, 2009, our Board of Directors awarded bonuses to certain NEO and senior, non-officer Executives in recognition for their achievement towards of 2009 Company-wide and individual goals.
(8)	On December 6, 2010, our Board of Directors awarded an extraordinary bonus of $150,000 to Mr. Equels related to his service as external legal counsel from 2008 through May 2010.
(9)	On December 22, 2010, our Board of Directors awarded bonuses to certain NEO and senior, non-officer Executives in recognition for their achievement towards of 2009 Company-wide and individual goals.
(10)	Dr. Carter’s All Other Compensation Consists of:
	2008	2009	2010
Life and Disability Insurance	$66,411	$38,679	$64,707
Healthcare Insurance	28,586	28,586	24,139
Company Car Expenses	11,097	9,631	11,853
401(k) matching funds	-0-	-0-	-0-
	$106,094	$76,896	$100,699
(11)	Mr. Equels’ All Other Compensation consists of:
	2008	2009	2010
Life and Disability Insurance	$-0-	$-0-	$34,140
Healthcare Insurance	-0-	-0-	5,833
401(k) matching funds	-0-	-0-	-0-
	$-0-	$-0-	$39,973
(12)	Mr. Bernhardt’s All Other Compensation consists of:
	2008	2009	2010
Life and Disability Insurance	$-0-	$-0-	$-0-
Healthcare Insurance	-0-	9,380	9,985
Company Common Stock	26,000	-0-	-0-
401(k) matching funds	-0-	-0-	14,288
	$26,000	$9,380	$24,273
(13)	Mr. Dickey’s All Other Compensation consists of:
	2008	2009	2010
Life and Disability Insurance	$-0-	$-0-	$-0-
Healthcare Insurance	-0-	4,824	8,232
401(k) matching funds	-0-	-0-	-0-
	$-0-	$4,824	$8,232
(14)	Dr. Strayer’s All Other Compensation consists of:
	2008	2009	2010
Life and Disability Insurance	$-0-	$-0-	$-0-
Healthcare Insurance	-0-	3,229	3,727
401(k) matching funds	-0-	-0-	9,500
	$-0-	$3,229	$13,227

(15)	Dr. Lander’s All Other Compensation consists of:
	2008	2009	2010
Life and Disability Insurance	$-0-	$-0-	$-0-
Healthcare Insurance	8,929	9,648	3,360
401(k) matching funds	-0-	-0-	15,272
	$8,929	$9,648	$18,632

(16)	Mr. Springate’s All Other Compensation consists of:
	2008	2009	2010
Life and Disability Insurance	$-0-	$-0-	$-0-
Healthcare Insurance	3,229	3,229	3,637
401(k) matching funds	4,125	-0-	12,870
	$7,354	$3,229	$16,507
(17)
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

(18)	Issue of options for options previously granted that expired unexercised.

Grants Of Plan Based Awards

Name	Grant Date (3)(5)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities of Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)		Maximum ($)		Threshold ($)	Target ($)(4)	Maximum ($)
William A. Carter,		—	164,803		206,004		—	—	—	—	—	$—		—
Chief Executive Officer	06/11/10							186,505			500,000	0.66		253,721
Thomas K. Equels,		—	82,402		103,002		—	—	—	—	—	$—		—
General Counsel	06/11/10							111,903			300,000	0.66		140,528
Charles T. Bernhardt,		—	41,203		51,504		—	—	—	—	—	$—		—
Chief Financial Officer	12/06/10		25,000	(2)	25,000	(2)					100,000	0.55		37,301
Robert Dickey,	N/A	—	60,500		75,625		—	—	—	—	—	$—		—
Senior Vice President													$
David Strayer,	N/A	—	50,199		62,749		—	—	—	—	—	$—		—
Medical Director
Russel Lander,	N/A	—	44,371		55,464		—	—	—	—	—	$—		—
Vice President
Wayne Springate,	N/A	—	37,392		46,740		—	—	—	—	—	$—		—
Vice President

Notes:
(1)
For 2010 or 2011, the Compensation Committee did not establish or estimate possible future payouts to the NEO under a Cash Bonus Plan.  All Bonuses are at the discretion of the Compensation Committee.  Utilizing existing Employment Agreements as a benchmark and the respective employees’ Base Salary at December 31, 2010, the “Target” was estimated at 20% of the Base Salary and “Maximum” estimated at 25% of Base Salary.  Details regarding all of which reported as Non-Equity Incentive Plan Compensation in the 2010 is reported in the Summary Compensation Table above.

(2)	Consists of an extraordinary bonus granted Mr. Bernhardt on March 3, 2011.
(3)
Consists of stock options granted during 2010 under our 2009 Equity Incentive Plan.  The stock options have a ten-year term and an exercise price equal to 110% of the closing market price of the our common stock on the date of grant.  The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(4)
Consists of stock options contractually required per the employee’s respective Employment Agreement to be granted during 2011 under our 2009 Equity Incentive Plan.  The stock options have a ten-year term and an exercise price equal to 110% of the closing market price of the our common stock on the date of grant.  For the purpose of this schedule, a NYSE Amex closing price at December 31, 2010 of $0.49 was assumed with an estimated exercise price of $0.54.  The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(5)	N/A represents Not Applicable.

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)

William A. Carter	1,450,000	0	0	2.20
Chief Executive Officer	1,000,000	0	0	2.00	09/9/17
	190,000	0	0	4.00	02/18/18
	73,728	0	0	2.71	12/12/20
	10,000	0	0	4.03	01/3/11
	167,000	0	0	2.60	09/7/14
	153,000	0	0	2.60	012/7/14
	100,000	0	0	1.75	04/26/15
	465,000	0	0	1.86	06/30/15
	70,000	0	0	2.87	12/9/15
	300,000	0	0	2.38	01/1/16
	10,000	0	0	2.61	12/8/15
	376,650	0	0	3.78	02/22/16
	1,400,000	0	0	3.50	09/30/17
	500,000	0	0	0.66	06/11/20

Thomas K. Equels	300,000	0	0	0.660	06/11/20
General Counsel

Charles Bernhardt	100,000	0	0	0.55	12/06/19
Chief Financial Officer

Robert Dickey,	56,250	93,750	0	2.55	06/11/19
Sr. Vice President

David Strayer,	50,000	0	0	2.00	09/09/17
Medical Director	50,000	0	0	4.00	02/28/18
	10,000	0	0	4.03	01/03/11
	20,000	0	0	2.37	01/23/17
	10,000	0	0	1.90	12/07/14
	10,000	0	0	2.61	12/08/15
	15,000	0	0	2.20	11/20/16
	25,000	0	0	1.30	12/06/17

Russel Lander	150,000	0	0	1.30	12/06/14
Vice President

Wayne Springate,	1,812	0	0	1.90	12/07/14
Vice President	2,088	0	0	2.61	12/08/15
	5,000	0	0	2.20	11/20/16
	20,000	0	0	1.78	04/30/17
	20,000	0	0	1.30	12/06/17

Option Exercises And Stock Vested

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William A. Carter,	—	—	—	—
Chief Executive Officer

Thomas K. Equels, ,	—	—	—	—
General Counsel

Charles T. Bernhardt,	—	—	—	—
Chief Financial Officer

Robert Dickey,	—	—	—	—
Senior Vice President

David Strayer,	—	—	—	—
Medical Director

Russel Lander,	—	—	—	—
Vice President

Wayne Springate,	—	—	—	—
VP, Operations

Payments on Disability

Each current NEO has the same short and long-term disability coverage which is available to all eligible employees.  The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit.  The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit.  The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and elder as of the date of the claim.  Additionally in 2009 and through May 2010, Dr. Carter received additional coverage of $200,000 per annum payable under the terms of a disability insurance policy paid for by us.  In June 2010, pursuant to their new employment agreements and payable by us, Dr. Carter is entitled to receive total disability coverage of $500,000 and Mr. Equels is entitled to receive total disability coverage of $400,000.

Payments on Death

Each NEO has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees.  The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO.  Additionally, in 2009 through May 2010, William A. Carter, Chief Executive Officer’s beneficiaries received a benefit of $4,850,000 payable under the terms of a term life insurance policies paid for by us.  In June 2010, pursuant to their new employment agreements and payable by us, Dr. Carter is entitled to receive total death benefit coverage of $6,000,000 and Mr. Equels is entitled to receive total death benefit coverage of $3,000,000.

Estimated Payments Following Severance — Named Executive Officers

At December 31, 2010, we had employment agreements with Dr. Carter, Mr. Equels, Mr. Bernhardt, Mr. Dickey and Mr. Springate, of which some of the agreements entitled employees to severance benefits on certain types of employment terminations not related to a change in control.  Dr. Strayer and Dr. Lander were not covered under a general severance plan and any severance benefits payable to them under similar circumstances would be determined by the Compensation Committee in its discretion.   The dollar amounts below assume that the termination occurred on December 31, 2010.  The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits (2) ($)	Additional Life Insurance (3) ($)	Total ($)
William A. Carter	Involuntary (no cause)	4,120,080	932,525	106,301	337,928	5,496,832
Chief Executive Officer	Termination (for cause)	—	—	—	—	—
	Death or disability	824,016	186,505	21,260	67,586	1,099,367
	Termination by employee or retirement	824,016	186,505	21,260	67,586	1,099,367

Thomas K. Equels	Involuntary (no cause)	2,060,040	559,515	29,163	170,700	2,819,418
General Counsel	Termination (for cause)	—	—	—	—	—
	Death or disability	412,008	111,903	5,833	34,140	563,884
	Termination by employee or retirement	412,008	111,903	5,833	34,140	563,844

Charles T. Bernhardt	Involuntary (no cause)	206,015	—	6,662	3,323	216,000
Chief Financial Officer	Termination (for cause)	—	—	—	—	—
	Death or disability	206,015	—	6,662	3,323	216,000
	Termination by employee or retirement	206,015	—	6,662	3,323	216,000

Robert Dickey	Involuntary (no cause)	25,208	—	567	119	25,894
Senior Vice President	Termination (for cause)	25,208	—	567	119	25,894
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	25,208	—	567	119	25,894

David Strayer	Involuntary (no cause)	—	—	—	—	—
Medical Director	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Russel Lander	Involuntary (no cause)	—	—	—	—	—
Vice President	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—

Wayne Springate	Involuntary (no cause)	67,820	—	124	1,088	69,032
Vice President	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Notes:
(1)
Consists of stock options contractually required per the employee’s respective Employment Agreement to be granted during each calendar year of the term under our 2009 Equity Incentive Plan.  The stock options have a ten-year term and an exercise price equal to 110% of the closing market price of the our common stock on the date of grant.  For the purpose of this schedule, a NYSE Amex closing price of $0.49 was assumed with an estimated exercise price of $0.54.  The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(2)	This amount reflects the current premium incremental cost to us for continuation of elected benefits to the extent required under an applicable agreement.
(3)	The life insurance benefit represents life insurance paid for by us including the standard coverage.

Payments On Termination in Connection With a Change in Control - Named Executive Officers

At December 31, 2010, we had employment agreements with Dr. Carter, Mr. Equels and Mr. Bernhardt that entitled them to severance benefits on certain types of employment terminations related to a change in control.  Based on their employment agreements, Mr. Dickey and Mr. Springate would receive the same severance benefits as if an Involuntary Termination took place.  Dr. Strayer and Dr. Lander are not covered under any employment agreement nor any  severance plan specific to a change in control.  Any specific benefits for these four NEO would be determined by the Compensation Committee in its discretion.   The dollar amounts below assume that the termination occurred on December 31, 2010.  The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

The dollar amounts in the chart below assume that change in control termination occurred on December 31, 2010, based on the employment agreements that existed at that time.  The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2010

The following table shows potential payments to the NEO if their employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2010.  The amounts assume a December 31, 2010 termination date regarding base pay and use the closing price of $0.49 on the NYSE Amex for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (4) ($)	Early Vesting of Restricted Stock (5) ($)	Early Vesting of Stock Options and SARs (5) ($)		Acceleration and Vesting of Supplemental Award (6) ($)	Welfare Benefits Continuation (7) ($)		Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
William A. Carter	4,120,128	(1)	-0-	-0-	-0-		1,492,040	886,766	(1)(8)	-0-	-0-	6,498,934
Thomas K. Equels	3,296,064	(1)	-0-	-0-	-0-		895,224	495,781	(1)(8)	-0-	-0-	4,687,069
Charles T. Bernhardt	824,064	(1)	-0-	-0-	-0-		-0-	127,940	(1)(8)	-0-	-0-	952,004
Robert Dickey	25,208	(2)	-0-	-0-	-0-	(5)	-0-	47	(2)	-0-	-0-	60,225
David Strayer	-0-		-0-	-0-	-0-		-0-	-0-		-0-	-0-	-0-
Russel Lander	-0-		-0-	-0-	-0-		-0-	-0-		-0-	-0-	-0-
Wayne Springate	67,820	(3)	-0-	-0-	-0-		-0-	41	(3)	-0-	-0-	67,861

Notes:
(1)	This amount represents the base salary or benefits for remaining term of the NEO’s employment agreement plus a three year extension in the occurrence of termination from a change in control.
(2)	This amount represents the one-twelfth of base salary or benefits for the NEO.

(3)	This amount represents the four-twelfth of base salary or benefits for the NEO.
(4)
This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awards on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(5)
This amount is the intrinsic value [fair market value on December 31, 2010 ($0.49 per share) minus the per share exercise price] of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”).  Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(6)
This amount represents the options to be issued annually for remaining term of the NEO’s employment agreement plus a three year extension in the occurrence of termination from a change in control.  The calculation was based on a NYSE Amex closing price for December 31, 2010 of $0.49 with an estimated exercise price of $0.54.  The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(7)	This amount represents the employer-paid portion of the premiums for medical, dental and life insurance coverage.
(8)	This amount also includes the estimated cost of Company matching 401(k) contributions of $22,000 per year.

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

The provision for change in control within the employment agreements for Thomas K. Equels and Charles T. Bernhardt did not become effective until June 1, 2010 and December 6, respectively, while the amended employment agreement with Robert Dickey IV, effective February 1, 2010, no longer included a change in control provision.

Post-Employment Compensation

We have agreements with the following NEO who have benefits upon termination: an employment and an engagement agreement with Dr. William Carter, our Chairman and Chief Executive Officer; an employment agreement with Thomas K. Equels (effective June 1, 2010), our Executive Vice Chairman, Secretary and General Counsel; Charles T. Bernhardt (effective December 6, 2010) our Chief Financial Officer and Chief Accounting Officer; and Wayne Springate, our Vice President of Operations.

The following is a description of post-employment compensation payable to the NEO.  If a NEO does not have a specific benefit, he is not mentioned in the subsection.  In such event, the NEO does not have any such benefits upon termination unless otherwise required by law.

Termination For Cause

All of our NEO can be terminated for cause.  For Dr. Carter, Mr. Equels and Mr. Bernhardt, “Cause” means the willful engaging by a NEO in illegal conduct or gross misconduct or gross violation of the Company’s Code of Ethics And Business Conduct for Officers which is demonstrably and materially injurious to the Company. For purposes of their respective agreements, no act, or failure to act, on a NEO's part shall be deemed "willful" unless done intentionally by a NEO and not in good faith and without reasonable belief that a NEO 's action or omission was in the best interest of the Company.  Notwithstanding the foregoing, a NEO shall not be deemed to have been terminated for Cause unless and until the Company delivers to a NEO a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the directors of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to a NEO and an opportunity for a NEO, together with counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, a NEO was guilty of conduct set forth above and specifying the particulars thereof in detail.  In the event that their employment is terminated for Cause, the Company shall pay them, at the time of such termination, only the compensation and benefits otherwise due and payable to him through the last day of his actual employment by the Company.

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

Termination Without Cause

Dr. Carter, Mr. Equels, Mr. Bernhardt and Mr. Springate are each entitled to the compensation and benefits otherwise due and payable to him through the last day of the then current term of his agreements.  In the event that he is terminated at any time without "Cause" the Company shall pay to him, at the time of such termination, the compensation and benefits otherwise due and payable to him through the last day of the then current term of his Agreement.  However, benefit distributions that are made due to a “separation from service” occurring while he is a Named Executive Officer shall not be made during the first six months following “separation from service”.  Rather, any distribution which would otherwise be paid to him during such period shall be accumulated and paid to him in a lump sum on the first day of the seventh month following the “separation from service”.  All subsequent distributions shall be paid in the manner specified.

Death or Disability

Dr. Carter, Mr. Equels and Mr. Bernhardt can be terminated for death or disability.   For each, “Disability” means his inability to effectively carry out substantially all of his duties under his agreement by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted for a continuous period of not less than 12 months.  In the event his employment is terminated due to his death or disability, the Company will pay to him (or his estate as the case may be), at the time of such termination, the Base Salary and applicable benefits otherwise due and payable through the last day of the month in which such termination occurs and for an additional 12 month period.

Mr. Springate can be terminated for death or disability which lasts for a continuous period of not less than three months.  If he is terminated due to his death or disability, he (or his estate as the case may be) are entitled to the fees due him through the last day of the month in which such termination occurs.

Termination by Officer and Employee

All executive Officers, other non-officer Executives and non-Executives have the right to terminate their respective agreement upon not less than thirty (30) days of prior written notice of termination.  In such event, Dr. Carter, Mr. Equels and Mr. Bernhardt are entitled to fees due to them through the last day of the month in which such termination occurs and for 12 months thereafter.  All others are entitled to the fees due to them through the last day of the month in which such termination occurs.

Change in Control

Dr. Carter, Mr. Equels and Mr. Bernhardt are entitled to benefits upon a Change of Control or Constructive Termination.  Dr. Carter has a Change of Control agreement that currently runs through December 31, 2012 and as of each December 31st automatically renews through the third anniversary thereof, unless we notify him by written notice of refusal to renew at least 180 days prior to the initial termination date or the expiration date of any renewal period.  Dr. Carter’s, Mr. Equels’ and Mr. Bernhardt’s employment agreements also provide that, upon the happening of a Change of Control or Constructive Termination, the terms of such agreements automatically extend for an additional three years.

Compensation of Directors

Our Compensation, Audit and Corporate Governance and Nomination Committees, consist of Dr. Iraj Eqhbal Kiani, Compensation Committee Chair, Dr. William M. Mitchell, Corporate Governance and Nomination Committee Chair, and Richard C. Piani, Audit Committee Chair, all of whom are independent Board of Director members.

In 2009, Non-employee Board member compensation consisted of an annual retainer (“Directors’ fees”) of $150,000.  In 2010, all Board members received Directors’ fees of $165,000.

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

All Directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock.  We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors.  To the extent that share compensation would exceed 1,000,000 shares in the aggregate for the ten year period commencing January 1, 2003, as previously approved by Resolution of the Board of September 9, 2003, shares for share compensation shall be issued under the our 2007 and 2009 Equity Incentive Plans.

Commencing as of January 1, 2011, Board member Directors’ fee compensation was increased to an annual retainer of $169,950.  Director’s fees will continue to be paid in cash quarterly at the end of each calendar quarter.

Director Compensation - 2010

Name and Title	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen- sation ($)	Change in pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)		Total ($)
W. Carter, Chairman & Chief Executive Officer	165,000	0	253,721	(1)	0	0	1,492,619	(2)	1,911,340
T. Equels, Executive Vice Chairman, Secretary & General Counsel	165,000	0	140,528	(3)	0	0	523,306	(4)	828,837
W. Mitchell, Director	165,000	0	0		0	0	0		165,000
R. Piani, Director	165,000	0	0		0	0	0		165,000
I. Kiani, Director	165,000	0	0		0	0	0		165,000

Notes:
(1)
Ten year Option to purchase 500,000 shares at $0.66 per share awarded consistent with Employment Agreement of June 11, 2010.  The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(2)	Chief Executive Officer salary and Consultant fees paid consistent with Engagement Agreements in effect during 2010 along the year-end performance bonus for 2010.
(3)
Ten year Option to purchase 300,000 shares at $0.66 per share awarded consistent with Employment Agreement of June 11, 2010. The value was obtained using the Black-Scholes pricing model for stock based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(4)
General Counsel salary and Consultant fees paid consistent with Engagement Agreements in effect June 1, 2010 along the performance bonus in 2010 of $150,000 for services prior to employment and year-end performance bonus for 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 1, 2011, the number and percentage of outstanding shares of common stock beneficially owned by:
•	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding common stock;
•	Each of our directors and the Named Executives; and
•	All of our officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned		% Of Shares Beneficially Owned
William A. Carter, M.D.	7,637,159	(1)(2)	5.65%
Thomas K. Equels	1,728,622	(3)	1.28%
Richard C. Piani 97 Rue Jeans-Jaures Levaillois-Perret, France 92300	757,420	(4)	*
William M. Mitchell, M.D. Vanderbilt University Department of Pathology Medical Center North 21st and Garland Nashville, TN 37232	616,025	(5)	*
Iraj Eqhbal Kiani, N.D., Ph.D. Orange County Immune Institute 18800 Delaware Street Huntingdon Beach, CA 92648	323,271	(6)	*
Charles T. Bernhardt CPA	277,420	(7)	*
David R. Strayer, M.D.	410,932	(8)	*
Wayne Springate	152,421	(9)	*
Robert Dickey, IV	152,500	(10)	*
Russel Lander, Ph.D.	168,073	(11)	*
Ralph C. Cavalli, Ph.D.	20,000	(12)	*
All directors and executive officers as a group (11 persons)	12,243,843		9.06%

* Ownership of less than 1%

(1)	Dr. Carter is our Chairman and Chief Executive Officer. He owns 889,570 shares of common stock and beneficially owns 6,746,574 shares issuable or issued upon exercise of:

		Date	Exercise	Number	Expiration
	Plan	Issued	Price	Of Shares	Date
Options
	2009	12/22/10	$2.71	73,728	12/22/20
	2004	09/08/04	$2.60	167,000	09/07/14
	2004	12/07/04	$2.60	153,000	12/07/14
	2004	04/26/05	$1.75	100,000	04/26/15
	2004	07/01/05	$1.86	465,000	06/30/15
	2004	12/09/05	$2.61	10,000	12/08/15
	2004	12/09/05	$2.87	70,000	12/09/15
	2004	01/01/06	$2.38	300,000	01/01/16
	2004	02/22/06	$3.78	376,650	02/22/16
	2004	09/10/07	$2.00	1,000,000	09/09/17
	2004	10/01/07	$3.50	1,400,000	09/30/17
	2004	02/18/08	$4.00	190,000	02/18/18
	2007	09/17/08	$2.20	1,450,000	09/17/18
	2009	06/11/10	$0.66	500,000	06/11/20
Total Options				6,255,378

Warrants
Total Warrants	2009	02/1/09	$0.51	491,196	02/01/19

(2)	Dr. Kovari is the spouse of Dr. Carter and accordingly all shares owned by each are deemed to be beneficially owned by the other. She owns 1,015 shares of common stock.

(3)
Mr. Equels is Executive Vice Chairman of our Board of Directors, Secretary and General Counsel who owns 937,426 shares of common stock and beneficially owns 791,196 shares issuable or issued upon exercise of:

		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
Total Options	2009	06/11/10	$0.66	300,000	06/11/20

		Date	Exercise	Number	Expiration
Warrants	Plan	Issued	Price	Of Shares	Date
Total Warrants	2009	02/1/09	$0.51	491,196	02/01/19

(4)	Mr. Piani is a member of our Board of Directors who owns 432,812 shares of common stock and beneficially owns 324,608 shares issuable upon exercise of:
		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
	2004	09/08/04	$2.60	54,608	09/07/14
	2004	04/26/05	$1.75	100,000	04/26/15
	2004	02/24/06	$3.86	50,000	02/24/16
	2004	09/10/07	$2.00	100,000	09/09/17
	2004	02/18/08	$4.00	20,000	02/18/18
Total Options				324,608

(5)	Dr. Mitchell is a member of our Board of Directors that owns 304,025 shares of common stock and beneficially owns 312,000 shares issuable upon exercise of:
		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
	2004	09/08/04	$2.60	50,000	09/07/14
	2004	04/26/05	$1.75	100,000	04/26/15
	2004	02/24/06	$3.86	50,000	02/24/16
	2004	09/10/07	$2.00	100,000	09/09/17
	2004	09/17/08	$6.00	12,000	09/17/18
Total Options				312,000

(6)	Dr. Kiani is a member of our Board of Directors who owns 246,271 shares of common stock and beneficially owns 77,000 shares issuable upon exercise of:
		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
	2004	04/26/05	$1.75	15,000	04/26/15
	2004	06/02/05	$1.63	12,000	06/30/15
	2004	02/24/06	$3.86	50,000	02/24/16
Total Options				77,000

(7)	Charles T. Bernhardt is our Chief Financial Officer and owns 177,420 shares of common stock and beneficially owns 100,000 shares issuable upon exercise of:
		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
Total Options	2009	12/06/09	$0.55	100,000	12/06/19

(8)	Dr. Strayer is our Medical Director that has ownership of 230,932 shares of common stock and beneficially owns 180,000 shares issuable upon exercise of:
		Date	Exercise	Number	Expiration
	Plan	Issued	Price	Of Shares	Date
Options
	2004	12/07/04	$1.90	10,000	12/07/14
	2004	12/09/05	$2.61	10,000	12/08/15
	2004	11/20/06	$2.20	15,000	11/20/16
	2004	01/23/07	$2.37	20,000	01/23/17
	2004	09/10/07	$2.00	50,000	09/09/17
	2004	12/06/07	$1.30	25,000	12/06/17
	2004	02/18/08	$4.00	50,000	09/18/18
Total Options				180,000

(9)	Mr. Springate is our Vice President of Operations who owns 103,521 shares of common stock and beneficially owns 48,900 shares issuable upon exercise of:
		Date	Exercise	Number	Expiration
	Plan	Issued	Price	Of Shares	Date
Options
	2004	12/07/04	$1.90	1,812	12/07/14
	2004	12/09/05	$2.61	2,088	12/08/15
	2004	11/20/06	$2.20	5,000	11/20/16
	2004	05/01/07	$1.78	20,000	09/09/17
	2004	12/06/07	$1.30	20,000	12/06/17
Total Options				48,900

(10)	Mr. Dickey is our Senior Vice President and owns 2,500 shares of common stock and beneficially owns 150,000 shares issuable upon exercise of:
		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
Total Options	2009	07/01/09	$2.81	150,000	07/01/19

(11)	Dr. Lander is our Vice President of Quality Assurance who owns 153,073 shares of common stock and beneficially owns 15,000 shares issuable upon exercise of:
		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
Total Options	2004	12/06/07	$1.30	15,000	12/06/17

(12)	Dr. Ralph C. Cavalli is our Vice President of Quality Control who beneficially owns 20,000 shares issuable upon exercise of:
		Date	Exercise	Number	Expiration
Options	Plan	Issued	Price	Of Shares	Date
Total Options	2009	06/11/10	$0.66	20,000	06/11/20

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We have employment agreements with certain of our executive officers and have granted such officers and directors options and warrants to purchase our common stock, as discussed under the headings, “Item 10. Executive Compensation,” and “Item 11. Security Ownership of Certain Beneficial Owners and Management,” as noted above.

We used the property acquired in late 2004 by Retreat House, LLC an entity in which the children of William A. Carter have a beneficial interest.  We paid Retreat House, LLC $123,200 and $82,400 in 2010 and 2009, respectively, for the use of the property at various times for off-site meetings and lodging.

Tom Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008.  Mr. Equels has provided external legal services to us for several years through May 31, 2010 and his firm continues to support the Company.  For 2010 and 2009, we paid Mr. Equels’ law firm $729,000 and $387,000 respectfully, for services rendered.

For her part-time services to us as Assistant Medical Director Kati Kovari, M.D. was paid $26,000 and $13,000 in 2010 and 2009, respectively.  Dr. Kovari is the spouse of W. A. Carter, our CEO.  From January 1 through May 31, 2009, Dr. Kovari’s compensation as an employee was changed pursuant to our “Employee Wage Or Hours Reduction Program” pursuant to which she elected to receive 50% of her wages in Incentive Rights on a three-to-one conversion basis.

ITEM 14.	Principal Accountant Fees and Services.

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us.  The total fees by McGladrey & Pullen, LLP (“McGladrey”) for 2010 and 2009 were $304,000 and $413,000, respectively.  The following table shows the aggregate fees for professional services rendered during the year ended December 31, 2010 and 2009.

	Amount ($)
Description of Fees:	2010*	2009*

Audit Fees	$270,000	$413,000
Audit-Related Fees	34,000	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$304,000	$413,000

*  Includes fees related to the restatement of our audited financial statements for the fiscal year ended December 31, 2009 and 2010 quarterly unaudited financial statements.

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

The Audit Committee has determined that McGladrey’s rendering of these audit-related services was compatible with maintaining auditor’s independence.  The Board of Directors considered McGladrey to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in 2010 and 2009.

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

Except as disclosed in the footnotes, the following exhibits were filed with the Securities and Exchange Commission as exhibits to our Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference:

Exhibit
No.	Description

1.1	Engagement Letter between the Company and Rodman & Renshaw, LLC. (1)
1.2	May 28, 2010 Equity Distribution Agreement with Maxim Group LLC (18)
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended, along with Certificates of Designations.
3.2	Amended and Restated By-laws of Registrant. (2)
4.1	Specimen certificate representing our Common Stock.
4.2
Rights Agreement, dated as of November 19, 2002, between the Company and Continental Stock Transfer & Trust Company.  The Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock.(3)

4.3	Form of Commitment Warrant issued in February 2009 under the Standby Financing Agreement. (11)
4.4	Form of Indenture filed with Universal shelf registration statement. (4)
4.5	Form of Series I common stock purchase warrant pursuant to May 10, 2009 Securities Purchase Agreement. (1)
4.6	Form of Series II common stock purchase warrant pursuant to May 10, 2009 Securities Purchase Agreement. (1)
4.7	Form of common stock purchase warrant pursuant to May 18, 2009 Securities Purchase Agreement. (5)
10.1	Form of Confidentiality, Invention and Non-Compete Agreement.
10.2	Form of Clinical Research Agreement.
10.5	Change in control agreement with Dr. William A. Carter. (6)
10.6	Change in control agreement with Dr. William A. Carter. (6)
10.7	Supply Agreement with Hollister-Stier Laboratories LLC. (7)
10.8	Biken Activating Agreement. (8)
10.9	Biken Material Evaluation Agreement. (8)
10.10	Common Stock Purchase Agreement, dated July 2, 2008, by and among the Company and Fusion Capital. (9)
10.11	Registration Rights Agreement, dated July 2, 2008, by and among the Company and Fusion Capital. (9)
10.12	Amendment to Common Stock Purchase Agreement, dated July 23, 2008, by and among the Company and Fusion Capital. (10)
10.13	Employee Wage Or Hours Reduction Program. (11)
10.14	Standby Financing Agreement.(11)
10.15	Employment Agreement with Charles T. Bernhardt, CPA. (15)
10.16	Goal Achievement Incentive Award Program. (12)
10.17	Form of Securities Purchase Agreement entered into on May 10, 2009. (1)
10.18	Form of Securities Purchase Agreement entered into on May 18, 2009. (5)
10.19	Amended and Restated Employment Agreement with Robert Dickey IV, dated September 1, 2010. (14)
10.20	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC dated February 25, 2010. (16)
10.21	August 2009 Material Evaluation Agreement with Biken. (16)
10.22	Amended and Restated Employment Agreement of Dr. William A. Carter dated June 11, 2010 (14)
10.23	Amended and Restated Engagement Agreement of Dr. William A. Carter dated July 15, 2010. (13)
10.24	Amended Employment Agreement with Thomas K. Equels dated July 15, 2010. (14)

10.25	Amended Adviser’s Agreement with The Sage Group Inc. dated July 15, 2010. (14)
10.26	Employment Agreement with Charles T. Bernhardt dated December 3, 2010. (15)
10.27	Employment Agreement with Wayne Springate dated January 1, 2007. (16)
21	Subsidiaries of the Registrant. (16)
23.1	McGladrey & Pullen, LLP consent. *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *

*     Filed herewith.

(1)      Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended March 31, 2009 and is hereby incorporated by reference.

(2)      Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed January 11, 2011 and is hereby incorporated by reference.

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

(15)      Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed December 8, 2010 and is hereby incorporated by reference.

(16)      Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 1-13441) for the year ended December 31, 2009 and is hereby incorporated by reference.

(17)      Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K/A-2 (No. 1-13441) for the year ended December 31, 2009 and is hereby incorporated by reference.

(18)      Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) dated May 28, 2010 and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By:	/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer

March 28, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ William A. Carter	Chairman of the Board, Chief	March 28, 2011
William A. Carter, M.D.	Executive Officer and
Director

/s/ Richard Piani	Director	March 28, 2011
Richard Piani

/s/ Charles T. Bernhardt	Chief Financial Officer and	March 28, 2011
Charles T. Bernhardt CPA	Chief Accounting Officer

/s/ Thomas K. Equels	Director, Secretary and	March 28, 2011
Thomas Equels	General Counsel

/s/ William Mitchell	Director	March 28, 2011
William Mitchell, M.D., Ph.D.

/s/ Iraj E. Kiani	Director	March 28, 2011
Iraj E. Kiani, N.D., Ph.D.

HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2010	F-3

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2010	F-4

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for each of the years in the three-year period ended December 31, 2010	F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-8

Schedule II – Valuation and Qualifying Accounts for each of the years in the three year period ended December 31, 2010	F-37

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hemispherx Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2009 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of Hemispherx Biopharma, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hemispherx Biopharma, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2011, expressed an unqualified opinion on the effectiveness of Hemispherx Biopharma, Inc.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
March 28, 2011

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2010
(in thousands, except for share and per share amounts)

	2009	2010
ASSETS
Current assets:
Cash and cash equivalents (Notes 2 and 16)	$58,072	$2,920
Marketable securities maturing in less than one year(Note 4)	-	32,689
Inventories (Note 3)	-	787
Prepaid expenses and other current assets	332	278

Total current assets	58,404	36,674

Property and equipment, net (Note 2)	4,704	4,876
Patent and trademark rights, net (Notes 2 & 5)	830	794
Investment	35	35
Marketable securities maturing in one year or more(Note 4)	-	8,778
Construction in progress (Note 2)	135	485
Other assets(Note 3)	886	38

Total assets	$64,994	$51,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,294	$1,328
Accrued expenses (Note 6)	1,321	1,443
Current portion of capital lease (Note 18)	-	61

Total current liabilities	2,615	2,832
Long-term liabilities:
Long-term portion of capital lease (Note 18)	-	96
Redeemable warrants (Note 17)	3,684	2,805

Total liabilities	6,299	5,733
Commitments and contingencies (Notes 9,11, 12, 13, 14 & 18)

Stockholders’ equity (Note 7):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 132,787,447 and 135,241,609, respectively	133	135
Additional paid-in capital	263,151	264,511
Unrealized loss	-	(974)
Accumulated deficit	(204,589)	(217,725)

Total stockholders’ equity	58,695	45,947

Total liabilities and stockholders’ equity	$64,994	$51,680

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (in thousands, except share and per share data)

	Years ended December 31,
	2008	2009	2010
Revenues:
Sales of product, net	$173	$-	$-
Clinical treatment programs	92	111	135

Total Revenues	265	111	135

Costs and Expenses:
Production/cost of goods sold	798	584	1,341
Research and development	5,800	6,995	7,613
General and administrative	6,478	5,796	7,568

Total Costs and Expenses	13,076	13,375	16,522

Operating loss	(12,811)	(13,264)	(16,387)

Interest and other income	592	67	2,383
Interest expense	-	-	(11)
Financing costs from standby financing agreement	-	(241)	-
Redeemable warrants valuation adjustment (Note 17)	-	6,258	879

Net loss	$(12,219)	$(7,180)	$(13,136)

Basic and diluted loss per share	$(.16)	$(.07)	$(.10)

Weighted average shares outstanding Basic and Diluted	75,142,075	109,514,401	134,018,243

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
(in thousands except share data)

	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity

Balance December 31, 2007	73,760,446	$74	$206,078	$(7)	$(185,190)	$20,955
Shares issued for:
Private placement, net of issuance costs	1,211,122	1	269	-	-	270
Settlement of accounts payable	3,779,427	4	1,954	-	-	1,958
Stock based compensation	-	-	573	-	-	573
Net comprehensive loss	-	-	-	7	(12,219)	(12,212)

Balance December 31, 2008	78,750,995	79	208,874	-	(197,409)	11,544

Shares issued for:
Warrants exercised	5,589,790	6	6,133	-	-	6,139
Options exercised	293,831	-	130	-	-	130
Private placement, net of issuance costs	45,591,304	46	55,524	-	-	55,570
Settlement of accounts payable	1,925,408	2	1,365	-	-	1,367
Stock based compensation	636,119	-	826	-	-	826
Standby Finance- finance costs	-	-	241	-	-	241
Redeemable warrants valuation adjustment	-	-	(9,942)	-	-	(9,942)
Net comprehensive loss	-	-	-	-	(7,180)	(7,180)

Balance December 31, 2009	132,787,447	133	263,151	-	(204,589)	58,695

Shares issued for:
Settlement of accounts payable	498,867	-	329	-	-	329
Shares sold at the market	520,000	-	292	-	-	292
Stock based compensation	1,435,295	2	739	-	-	741
Net comprehensive loss	-	-	-	(974)	(13,136)	(14,110)

Balance December 31, 2010	135,241,609	$135	$264,511	$(974)	$(217,725)	$45,947

See accompanying notes to consolidated financial statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31
	2008	2009	2010
Cash flows from operating activities:
Net loss	$(12,219)	$(7,180)	$(13,136)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	342	359	407
Amortization of patent, trademark rights, and royalty interest	374	381	373
Finance costs amortization and for Standby financing	-	241	-
Redeemable warrants valuation adjustment	-	(6,258)	(879)
Stock option and warrant compensation and service expense	573	826	740
Gain on disposal of equipment	-	(83)	-
Inventory reserve	(65)	-	-
Changes in assets and liabilities:
Inventories	(288)	-	77
Accounts and other receivables	77	-	-
Assets held for sale	450	-	-
Prepaid expenses and other current assets	(184)	93	54
Other assets	-	(5)	(7)
Accounts payable	1,702	1,884	362
Accrued expenses	(120)	45	123

Net cash used in operating activities	(9,358)	(9,297)	(11,886)

Cash flows from investing activities:
Purchases of property and equipment and construction in progress, net	(73)	(332)	(729)
Additions to patent and trademark rights	(142)	(242)	(337)
Capital lease deposit	-	-	(9)
Maturities of short term investments	3,951	-	7,448
Purchase of short term investments	-	-	(49,889)

Net cash (used in) provided by investing activities	$3,736	$(574)	$(43,516)

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Years ended December 31,
	2008	2009	2010
Cash flows from financing activities:
Proceeds from issuance of common stock, net	$270	$55,570	$293
Payments on capital leases	-	-	(43)
Proceeds from exercise of stock Warrants and options	-	6,254	-
Net cash provided by financing activities	270	61,824	250

Net (decrease) increase in cash and cash equivalents	(5,352)	51,953	(55,152)

Cash and cash equivalents at beginning of year	1,471	6,119	58,072

Cash and cash equivalents at end of year	$6,119	$58,072	$2,920

Supplemental disclosures of cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$1,958	$1,382	$329
Equipment acquired by capital leases	$-	$-	$200
Unrealized losses on investments	$7	$-	$(974)
Redeemable warrants valuation adjustment	$-	$(6,258)	$(879)

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

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries.  The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which are incorporated in Delaware and are dormant.  The Company’s foreign subsidiary of Hemispherx Biopharma Europe N.V./S.A. was established in Belgium in 1998, and has minimal activity.  All significant intercompany balances and transactions have been eliminated in consolidation.

On July 7, 2008, the U.S. Food and Drug Administration (FDA) accepted for review the Company’s New Drug Application (NDA) for Ampligen®, an experimental therapeutic to treat Chronic Fatigue Syndrome (CFS), originally submitted in October 2007.  The Company is seeking marketing approval for the first-ever treatment for CFS.

On November 25, 2009, the Company was notified in a Complete Response Letter (“CLR”) from the FDA that described specific additional recommendations related to the Ampligen® NDA.  In accordance with its 2008 "Complete Response" procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues.  The Company continues to review the CRL and will seek a meeting with the FDA to discuss its recommendations upon the compilation of necessary data to be used in their response.  On December 2, 2010, the FDA granted the Company a one year extension to file a response to the CRL.  While the Company remains committed to undertaking the Ampligen® Phase III clinical study, it is diligently working to address the diagnostic challenges related to CFS.

(2) Summary of Significant Accounting Policies

(a) Cash, Cash Equivalents and Marketable Securities

Cash, Cash Equivalents and Marketable Securities consist of cash, money market and marketable securities with fair values of $58,072,000 and $44,387,000 at December 31, 2009 and 2010, respectively.

(b) Property and Equipment	(in thousands)
	December 31,
	2009	2010
Land, buildings and improvements	$4,139	$4,193
Furniture, fixtures, and equipment	2,629	3,154
Leasehold improvements	85	85
Total property and equipment	6,853	7,432
Less accumulated depreciation and amortization	2,149	2,556
Property and equipment, net	$4,704	$4,876

Property and equipment is recorded at cost.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company’s New Jersey facility.  As of December 31, 2010, construction in progress was $485,000 as compared to $135,000 at December 31, 2009.

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

(d) Revenue

Revenue from the sale of Ampligen® under cost recovery clinical treatment protocols approved by the FDA is recognized when the treatment is provided to the patient.

Revenues from the sale of Alferon N Injection® are recognized when the product is shipped, as title is transferred to the customer.  The Company has no other obligation associated with its products once shipment has occurred.

Commercial sales of Alferon N Injection® were halted in March 2008 when the finished goods inventory expired.  The Company is undertaking a major capital improvement program to enhance their manufacturing capability for Alferon N Injection® at the New Brunswick facility that will continue in 2011.  Along with these manufacturing enhancements, provided the Company can either promptly renew their prior agreement with a third-party vendor or find another vendor that can provide the needed cGMP formulation, packaging and labeling services, Alferon N Injection® could potentially be available for commercial sales in mid to late 2011.

(e) Accounting for Income taxes (FASB ASC 740 Income Taxes)

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

(f) Comprehensive loss

Comprehensive loss consists of net loss and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholders’ equity and comprehensive loss.

(g) Use of Estimates

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

(h) Recent Accounting Standards and Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 names the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) by providing the authoritative literature in a topically organized structure.  The ASC reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not.  The ASC is not intended to change U.S. GAAP or any requirements of the SEC.  The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

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

The FASB has published FASB Accounting Standards Update 2009-01 through 2009-17 in 2009 and 2010-01 through 2010-29 in 2010.

The adoption of SFAS 168 and published FASB Accounting Standards Update 2009-01 through 2009-17 and 2010-01 through 2010-29 have no material effect on the Company’s financial statements for the year-ended December 31, 2009 and 2010, respectively.

(i) Equity Based Compensation

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

Stock options awarded under the Plans may be exercisable at such times (not later than 10 years after the date of grant) and at such exercise prices (not less than fair market value at the date of grant) as the Board may determine.  The Board may provide for options to become immediately exercisable upon a "change in control”, which is defined in the Plans to occur upon any of the following events: (a) the acquisition by any person or group, as beneficial owner, of 20% or more of the outstanding shares or the voting power of the outstanding securities of the Company; (b) either a majority of the directors of the Company at the annual stockholders meeting has been nominated other than by or at the direction of the incumbent directors of the Board, or the incumbent directors cease to constitute a majority of the Company’s Board; (c) the Company’s stockholders approve a merger or other business combination pursuant to which the outstanding common stock of the Company no longer represents more than 50% of the combined entity after the transaction; (d) the Company’s stockholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of the Company’s assets; or (e) any other event or circumstance determined by the Company’s Board to affect control of the Company and designated by resolution of the Board as a change of control.

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

	December 31,
	2008	2009	2010
Risk-free interest rate	2.52 – 3.74%	1.76 - 2.69%	1.02 - 2.06%
Expected dividend yield	-	-	-
Expected lives	2.5 - 5 yrs.	2 - 5 yrs.	5 yrs.
Expected volatility	73.84 – 79.2%	86.78-137.47%	106.28%-110.01%

Weighted average fair value of options and warrants issued in the years 2008, 2008 and 2010 respectively	$473,954	$536,378	$674,281

For stock options or warrants granted to employees and non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes-Merton method if that value is more reliably measurable than the fair value of the consideration or service received.  The Company amortizes such cost over the related period of service.

The exercise price of all stock options and warrants granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant.

Stock option activity during the years ended December 31, 2008, 2009 and 2010 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2008	4,626,089	$2.66	8.25	-

Options Granted	1,655,000	2.42	9.69	-

Options Forfeited	(22,481)	2.13	-	-

Outstanding December 31, 2008	6,258,608	$2.60	7.92	-

Options granted	-	-	-	-

Options forfeited	(29,856)	2.24	5.75	-

Outstanding December 31, 2009	6,228,752	$2.60	6.95	-

Options granted	993,728	.80	9.42	-

Options forfeited	-	-	-	-

Outstanding December 31, 2010	7,222,480	$2.35	6.21	-

Exercisable December 31, 2010	7,171,928	$2.35	6.23	-

The weighted-average grant-date fair value of employee options granted during the year 2010 was $441,000 for 993,728 options at $0.44 per option.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2008	166,673	$1.59	7.18	-

Options granted	-0-	-0-	-0-	-

Options vested	(73,420)	1.68	8.58	-

Options forfeited	(16,399)	2.00	6.18	-

Outstanding December 31, 2008	76,944	$1.41	3.89	-

Options granted	-	-	-	-

Options vested	(38,611)	1.28	7.92	-

Options forfeited	-	-	-	-

Outstanding December 31, 2009	38,333	$1.54	8.00	-

Options granted	20,000	.66	9.50	-

Options vested	(7,778)	.66	9.50	-

Options forfeited	-	-	-	-

Outstanding December 31, 2010	50,555	$1.33	7.60	-

Stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2008	1,935,482	$2.43	8.05	-

Options granted	482,000	2.02	6.72	-

Options forfeited	-	-	-	-

Outstanding December 31, 2008	2,417,482	$2.35	6.98	-

Options granted	361,250	2.12	7.00	-

Options exercised	(293,831)	1.56	7.93	-

Options forfeited	(251,469)	2.14	7.43	-

Outstanding December 31, 2009	2,233,432	$2.44	5.73	-

Options granted	625,000	.55	9.52	-

Options exercised	-	-	-	-

Options forfeited	(10,000)	2.46	-	-

Outstanding December 31, 2010	2,848,432	$2.03	5.80	-

Exercisable December 31, 2010	2,746,348	$2.00	6.05	-

The weighted-average grant-date fair value of non-employee options granted during the year 2010 was $233,000 for 625,000 options at $0.37 per option.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2007	40,000	$1.50	9.30	-

Options granted	-	-	-	-

Options vested	(13,333)	(1.64)	6.91	-

Outstanding December 31, 2008	26,667	$1.43	9.00	-

Options granted	131,250	2.81	3.42	-

Options vested	(18,333)	1.79	7.45	-

Outstanding December 31, 2009	139.584	$2.68	3.76	-

Options granted	-	-	-	-

Options vested	(37,500)	2.81	2.5	-

Outstanding December 31, 2010	102,084	$2.63	3.54	-

The impact on the Company’s results of operations of recording stock-based compensation for the year ended December 31, 2010 was to increase general and administrative expenses by approximately $741,000 and reduce earnings per share by $.01 per basic and diluted share.

As of December 31, 2010, there was $163,000 of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans.

(j) Accounts Receivable

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process.  The Company does not require collateral on its receivables.  The Company did not have any receivables as of December 31, 2009 and 2010.

(k) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Equivalent common shares, consisting of stock options and warrants amounted to 29,335,536, 21,241,453 and 52,796,158 shares, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2008, 2009 and 2010, respectively, since their effect is antidilutive.

(3) Inventories and Other Assets

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	December 31,
	2009	2010

Raw materials and work in process	$-	$-
Transfer from Other Assets	-	864
Production	-	373
Spoilage	-	(450)
Finished goods, net of reserves of $250,000 and $250,000 at December 31, 2009 and 2010	-	-

	$-	$787

The production of Alferon N Injection® from the Work-In-Progress Inventory, which has an approximate expiration date of 2012, had remained on hold for conversion due to the dedication of resources to prepare the New Brunswick facility for the FDA preapproval inspection with respect to Ampligen® NDA.  Since adequate financial resources were obtained to commence upgrades to the Ampligen® and Alferon® manufacturing process, the conversion of existing Alferon N Injection® Work-In-Progress inventory was started up again in May 2010 towards the manufacture of new Finished Goods.

Other assets consist of the following:	(in thousands)
	December 31,
	2009	2010

Inventory work in process	$864	$-
Office Security Deposit	15	15
Deposits on Capital Leases	-	9
Other Deposit	-	7
Internet Domain Names	7	7

	$886	$38

(4) Marketable Securities

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities.  At December 31, 2010, all fixed income securities were classified as available for sale investments and $33,257,000 were measured as Level 1 instruments and $8,210,000 were measured as level 2 instruments of the fair value measurements standard (see Note 17: Fair Value).  Securities classified as available for sale consisted of:

December 31, 2010 (in thousands)
Name Of Security	Cost	Market Value	Unrealized Gain (Loss)	Maturity Date

Marketable Securities with maturity periods less than one year:

Safra National Bank	$250	$250	$-	1/1/2011
GE Money Bank	250	250	-	1/14/2011
Goldman Sachs	1,062	1,002	(60)	1/15/2011
Oracle Corporation	785	751	(34)	1/15/2011
World Financial Capital	300	300	-	1/28/2011
Cisco Systems	786	755	(31)	2/22/2011
IBM Corporation	784	758	(26)	3/22/2011
Bank of America	500	500	-	4/21/2011
Merrick Bank	250	250	-	4/21/2011
Discover Bank	250	250	-	6/23/2011
General Dynamics	762	756	(6)	7/15/2011
Wells Fargo	1,081	1,033	(48)	8/1/2011
Bank of America	1,066	1,026	(40)	8/15/2011
Shell International	755	755	-	9/22/2011
Wachovia Bank	274	267	(7)	9/28/2011
Plainscapital Bank	251	251	-	10/31/2011
Bank One Corp.	1,070	1,044	(26)	11/15/2011
Merck & Co.	818	781	(37)	11/15/2011
PIMCO	22,200	21,710	(490)	NA

Total Marketable Securities with maturity periods less than one year:	$33,494	$32,689	$(805)

Marketable Securities with maturity periods greater than one year:

Morgan Stanley	$1,077	$1,045	$(32)	1/9/2012
Wright Expert Financial Services	250	251	1	4/26/2012
Citibank NA	250	251	1	4/30/2012
GE Capital	104	103	(1)	5/29/2012
Sallie Mae Bank	104	103	(1)	5/29/2012
Bank of Northern Miami	250	251	1	7/30/2012
Merrill Lynch	1,089	1,057	(32)	8/15/2012
Merrill Lynch	811	793	(18)	8/15/2012
Wells Fargo	1,083	1,054	(29)	9/1/2012
Israel Discount Bank	250	250	-	9/11/2012
Allstate	115	113	(2)	9/16/2012
Park Sterling Bank	250	251	1	10/16/2012
Columbus Bank & Trust Company	250	252	2	10/22/2012
World's Foremost Bank	100	104	4	1/28/2013
Merrill Lynch	543	525	(18)	2/5/2013
World’s Foremost Bank	104	104	-	3/4/2013
Goldman Sachs	251	251	-	6/17/2013
Royal Bank of Scotland	1,034	1,010	(24)	8/23/2013
Royal Bank of Scotland	1,032	1,010	(22)	8/23/2013

Total Marketable Securities with maturity periods greater than one year:	$8,947	$8,778	$(169)

Total Marketable Securities	$42,441	$41,467	$(974)

No investment was pledged to secure public funds at December 31, 2010.

(5) Patents, Trademark Rights and Other Intangibles (FASB ASC 350-30 General Intangibles Other than Goodwill)

Patents are stated at cost and amortized over the established useful life of 17 years for patents or over the period which the asset is expected to directly or indirectly contribute to the Company’s cash flow.

The Company records the acquisition of patents as an intangible asset to be amortized over the remaining life of the patent under guidance set forth in FASB ASC 350-30.

During the years ended December 31, 2008, 2009 and 2010, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges of $4,000, $228,000 and $198,000 respectively, which are included in research and development.  Amortization expense was $122,000, $153,000 and $176,000 in 2008, 2009 and 2010, respectively.  The total cost of the patents was $1,814,000 and $1,100,000 as of December 31, 2009 and 2010, respectively.  The accumulated amortization as of December 31, 2009 and 2010 is $984,000 and $306,000, respectively. In 2010, additions to patent costs for patent maintenance were $337,000 and adjustments for fully amortized and abandoned patents had costs of $1,052,000 and accumulated amortization of $854,000.

As of December 31, 2010, the weighted average remaining life of the patents and trademarks was 5.2 years.  Amortization of patents and trademarks for each of the next five years is as follows: 2011 - $153,000; 2012 - $153,000; 2013 - $153,000; 2014 – $153,000; and 2015 - $153,000.

(6) Accrued Expenses

Accrued expenses at December 31, 2009 and 2010 consists of the following:
	(in thousands)
	December 31,
	2009	2010
Compensation	$716	$995
Professional fees	421	207
Other expenses	71	128
Other liability	113	113
	$1,321	$1,443

(7) Stockholders' Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.01 par value preferred stock with such designations, rights and preferences as may be determined by the board of directors. There were no preferred shares issued and outstanding at December 31, 2009 and 2010.

(b) Common Stock

The Company’s stockholders approved an amendment to the Company’s corporate charter at the Annual Shareholder meeting held in Philadelphia, PA on September 20, 2006.  This amendment increased the Company’s authorized shares from 100,000,000 to 200,000,000.

As of December 31, 2009 and 2010, 132,787,447 and 135,241,609 shares, were outstanding, respectively.

(c) Equity Financings

On July 2, 2008, the Company entered into a $30 million Common Stock Purchase Agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC (“Fusion Capital”), an Illinois limited liability company.  Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital.  Under the registration rights agreement, the Company filed a registration statement related to the transaction with the U.S. Securities & Exchange Commission (“SEC”) covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement.  That registration statement was declared effective by the SEC on August 12, 2008.  As reported in the registration statement related to the transaction, the Company had the right over a 25 month period from August 2008 to sell its shares of common stock to Fusion Capital from time to time in amounts between $120,000 and $1 million depending on certain conditions as set forth in the agreement, up to a maximum of $30 million.  The purchase price of the shares related to the $30.0 million of future funding was based on the prevailing market prices of the Company’s shares at the time of sales as computed under the Purchase Agreement without any fixed discount, and the Company had control of the timing and amount of any sales of shares to Fusion Capital.  However, Fusion Capital could not purchase any shares of common stock pursuant to the Purchase Agreement if the price of the Company’s common stock had three trading days with an average value below $0.40 over the prior twelve trading days.  There were no negative covenants, restrictions on future funding, penalties or liquidated damages in the agreement.  In consideration for entering into the Purchase Agreement, the Company issued to Fusion Capital 650,000 shares as a commitment fee.  Also, it was to issue to Fusion Capital up to an additional 650,000 shares as a commitment fee pro rata as it receives up to the $30.0 million of future funding.  As of September 1, 2009, Fusion Capital had purchased the maximum number of shares that were registered under the Registration Statement, an aggregate of 20,000,000 shares for $28,111,695 and received 1,259,086 commitment shares, thereby in effect exhausting the Purchasing Agreement.  Consistent with Section 11(k)(iv), the Company formally terminated the Purchase Agreement on April 7, 2010.

On May 8, 2009, the Company entered into a letter agreement with Rodman & Renshaw, LLC (“Rodman”) as placement agent, relating to a proposed offering of our securities.  The proceeds from the May 10 and 18, 2009 equity transactions are net of all related offering costs, including the fair value of warrants issued.

On May 10, 2009, the Company entered into Securities Purchase Agreements with two institutional investors.  Pursuant to the Securities Purchase Agreements, the Company issued to these investors in the aggregate: (a) 13,636,363 shares of our common stock; (b) Series I warrants to purchase an additional 6,136,363 shares of common stock at an exercise price of $1.65 per share (“Series I Warrants”); and (c) Series II warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $1.10 per share (“Series II Warrants”, and together with the Series I Warrants, the “Warrants”).  The Series I Warrants could be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  The Series II Warrants could be exercised at any time on or after the May 18, 2009 date of delivery of the Series II Warrants and for a period of 45 days thereafter.  The outstanding warrants include a cash settlement feature if certain conditions are met.  As of December 31, 2010, all Series II Warrants were exercised and none of the Series I Warrants have been exercised.

Rodman, as placement agent for the May 10, 2009 Securities Purchase Agreements, received Series I Warrants to purchase 750,000 shares of our common stock equal at an exercise price of $1.38 per share.  The Series I Warrants can be exercised at any time on or after the six month anniversary of the May 18, 2009 closing date of the offering and for a five year period thereafter.  The warrants include a cash settlement feature if certain conditions are met.  Rodman also was entitled to a fee equal to 5.5% of the Series II Warrants that were exercised.  In 2009, Rodman received $165,000 in fees with regard to the exercise of the Series II Warrants.  The outstanding warrants include a cash settlement feature if certain conditions are met.  As of December 31, 2010, none of the Series I Warrants have been exercised.

On May 18, 2009, the Company entered into Securities Purchase Agreements with two institutional investors.  Pursuant to the Securities Purchase Agreements, the Company issued to these investors in the aggregate: (a) 11,906,976 shares of common stock; and (b) warrants to purchase an additional 4,167,440 shares of common stock at an exercise price $1.31 per share (“Warrants”).  The Warrants could be exercised at any time on or after their May 21, 2009 date of issuance and for a five year period thereafter.  The outstanding warrants include a cash settlement feature if certain conditions are met.  As of December 31, 2010, 1,895,000 of these Warrants had been exercised.

Rodman, as placement agent for the May 18, 2009 Securities Purchase Agreements received a placement fee equal to $797,500 as well as Warrants to purchase 654,884 shares of common stock at an exercise price of $1.34375 per share.  The Warrants could be exercised at any time on or after the six month anniversary of the May 21, 2009 closing date of the offering and for a five year period thereafter.  The outstanding warrants include a cash settlement feature if certain conditions are met.  As of December 31, 2010, none of the Warrants have been exercised.

Pursuant to a May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), the Company established an At-The-Market (“ATM”) Equity Program pursuant to which the Company may sell up to 32,000,000 shares of our Common Stock from time to time through Maxim as their sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  The Company has no obligation to sell any shares under this program, and may at any time terminate the Agreement.  During the fiscal quarters ended September 30, 2010 and December 31, 2010, the Company sold no shares through this program and received no net cash proceeds.  As of December 30, 2010, the Company sold 520,000 shares that resulted in net cash proceeds of $292,785 and commissions paid to Maxim of $12,199.

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

	2008			2009			2010
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	345,728	$2.71-4.03	$3.01	345,728	$2.71-4.03	$3.01	335,728	$2.71-4.03	$2.98
Granted	-	-	-	-	-	-	-	-	-
Canceled	-	-	-	(10,000)	$4.03	$4.03	(73,728)	$2.71	-
Exercised	-	-	-	-	-	-	-	-	-
Outstanding, end of year	345,728	$2.71-4.03	$3.01	335,728	$2.71-4.03	$2.98	262,000	$2.75-4.03	$3.05
Exercisable	345,728	$2.71-4.03	$3.01	335,728	$2.71-4.03	$2.98	262,000	$2.75-4.03	$3.05
Weighted average remaining contractual life (years)	4.86 yrs.	-	-	3.86 yrs.	-	-	2.86 yrs.	-	-
Exercised in current and prior years	(27,215)	-	-	(27,215)	-	-	(27,215)	-	-
Available for future grants	-	-	-	-	-	-	-	-	-

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

Information regarding the options approved by the Board of Directors under the Equity Plan is summarized below:

	2008			2009			2010
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	6,556,476	$1.30-3.86	$2.59	7,226,090	$0.68-6.00	$2.59	6,650,934	$1.30-6.00	$2.66
Granted	687,000	$0.68-6.00	$2.61	-	-	-	-	-	-
Canceled	(17,386)	$1.30– 2.61	$2.00	(281,325)	$0.68– 2.20	$1.86	(10,000)	2.46	-
Exercised	-	-	-	(293,831)	$0.68-2.20	$1.56	-	-	-
Outstanding end of year	7,226,090	$0.68-6.00	$2.59	6,650,934	$1.30-6.00	$2.66	6,640,934	$1.30-6.00	$2.66
Exercisable	7,122,479	$0.68-6.00	$2.61	6,604,267	$1.30-6.00	$2.66	6,594,267	$1.30-6.00	$2.66
Weighted average remaining contractual life (years)	7-8 yrs.	-	-	6-7 yrs.	-	-	5-6 yrs.	-	-
Available for future grants	18,081	-	-	5.575	-	-	10,019	-	-

On June 20, 2007, the Stockholders approved the 2007 Equity Incentive Plan at our Annual Shareholder Meeting.  This plan, effective June 1, 2007 authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other awards.  A maximum of 9,000,000 shares of common stock is reserved for potential issuance pursuant to awards under this plan.  Unless sooner terminated, this plan will continue in effect for a period of 10 years from its effective date. As of year-end, option awards under this plan were:

	December 31, 2008			December 31, 2009			December 31, 2010
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	-	-	-	1,450,000	$2.20	$2.20	1,530,000	$0.72-3.05	$2.19
Granted	1,450,000	$2.20	$2.20	80,000	$0.72-3.05	$1.96	20,000	$0.89	$0.89
Canceled	-	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-	-
Outstanding end of year	1,450,000	$2.20	$2.20	1,530,000	$0.72-3.05	$2.19	1,550,000	$0.72 –3.05	$2.17
Exercisable	1,450,000	$2.20	$2.20	1,530,000	$0.72-3.05	$2.19	1,550,000	$0.72-3.05	$2.17
Remaining contractual life	9 years			8.1 years			7.81 years
Available for future grants	3,914,813			107,225			19,626

On June 24, 2009, the Stockholders approved the 2009 Equity Incentive Plan at our Annual Shareholder Meeting.  This plan, effective September 15, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other awards.  A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under this plan.  Unless sooner terminated, this plan will continue in effect for a period of 10 years from its effective date. As of year-end, option awards under this plan were:

	December 31,2009			December 31, 2010
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price

Outstanding beginning at year	-			281,250	$1.42-2.81	$2.16
Granted	281,250	$1.42-2.81	$2.16	1,598,728	$0.52-2.71	$0.70
Outstanding and Exercisable at end of year	281,250	$1.42-2.81	$2.16	1,879,978	$0.52-2.81	$0.92
Remaining contractual life	9.5 years			8.1 years
Available for future grants	13,642,525			11,618,085

   (ii) Stock Warrants

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	December 31, 2008			December 31, 2009			December 31, 2010
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	7,262.771	$1.32-6.00	$2.96	5,266,187	$0.35-4.25	$3.13	11,008,246	$0.51-3.60	$1.44
Granted	20,000	$0.35-0.80	$0.68	15,821,080	$0.51-1.65	$1.44	-	-	-
Canceled	(2,016,584)	$2.20-6.00	$2.53	(3,347,777)	$2.08-4.25	$3.37	(25,000)	$2.50	$2.50
Exercised	-	-	-	(6,753,244)	$0.35-3.33	$1.56	-	-	-
Outstanding end of year	5,266,187	$0.35-4.25	$3.13	11,008,246	$0.51-3.60	$1.44	10,983.246	$0.51 –3.60	$1.61
Exercisable	5,266,187	$0.35-4.25	$3.13	11,008,246	$0.51-3.60	$1.44	10,983,246	$0.51-3.60	$1.61
Weighted average remaining contractual life	1 years			4.5 years			3.9 years
Years exercisable	2009-2018	-	-	2010-2019	-	-	2011-2019	-	-

Certain of the stock warrants outstanding are subject to adjustments for stock splits and dividends.

Net proceeds received from the exercise of stock warrants were $6,139,000 for 2009.  No warrants were exercised during 2008 or 2010.

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

(8) Segment and Related Information

The Company operates in one segment, which performs research and development activities related to Ampligen® and other drugs under development, and sales and marketing of Alferon®.  The Company’s revenues for the three year period ended December 31, 2010, were earned in the United States.

The Company employs an insignificant amount of net property and equipment in its foreign operations, which has minimal activity.

(9) Research, Consulting and Supply Agreements

In 1998, the Company entered into a strategic alliance with Accredo to develop certain marketing and distribution capacities for Ampligen® in the United States.  Accredo, a division of MEDCO, is one of the nation's largest Specialty Pharmacies.  Pursuant to the agreement, Accredo assumed certain responsibilities for distribution of Ampligen® for which they received a fee.  Through this arrangement, the Company may mitigate the necessity of incurring certain up-front costs.  Accredo has also worked with the Company in connection with the Amp 511 ME/CFS cost recovery treatment program, Amp 516 ME/CFS Phase III Trial and the Amp 719 (combining Ampligen® with other antiviral drugs in HIV-salvage therapy and Amp 720 HIV Phase IIb Trial now under way).  There can be no assurances that this alliance will develop a significant commercial position in any of its targeted chronic disease markets.  The agreement had an initial one year term from February 9, 1998 with successive additional one year terms unless either party notifies the other not less than 180 days prior to the anniversary date of its intent to terminate the agreement.  Also, the agreement may be terminated for uncured defaults, or bankruptcy, or insolvency of either party and will automatically terminate upon the Company’s receiving an NDA approval for Ampligen® from the FDA, at which time, a new agreement will need to be negotiated with Accredo or another major drug distributor.  There were no initial fees.  There has been no communication or activity under this agreement for the past few years.  There is no contractual obligation under this agreement at December 31, 2010.

The Biken Material Evaluation Agreement concluded on September 1, 2010 and had been effectively extended through December 1, 2010 in order to determine whether the parties could agree on the next phase of the collaboration, which included without limitation to a proposed clinical trial.  The Company and Biken are in correspondence concerning both the possibility of extending or replacing the expired agreement and interpretation of experimental results of the two companies, as well as the results reported by the NIID.  However until such time that a new agreement can be established, no collaboration is being undertaken between the respective companies.  Biken (the for profit operational arm of the Foundation for Microbial Diseases of Osaka University) had purchased Ampligen® for use in conducting further animal studies of intranasal prototype vaccines containing antigens from influenza sub-types H1N1, H3N2 and B.  The collaboration, by Dr. Hideki Hasegawa, M.D., Ph.D., Chief of the Laboratory of Mucosal Vaccine Development Virus Research Center at the Japan’s National Institute of Infectious Diseases (“NIID”), assessed the Company’s experimental therapeutic Ampligen® as a vaccine adjuvant.  The Company sold approximately $74,000, $45,000 and $-0- in specially formulated Ampligen® to Biken for the years ended December 31, 2008, 2009 and 2010, respectively.

Since October 2005, the Company has engaged the Sage Group, Inc. (“Sage”), a health care, technology oriented, strategy and transaction advisory firm, to assist the Company in obtaining a strategic alliance in Japan for the use of Ampligen® in treating Chronic Fatigue Syndrome (“CFS”).  On July 15, 2010, the Company agreed to an Amended Adviser’s Agreement for eighteen months with Sage to assist the Company in to identify, qualify, negotiate and close one or more licensing, partnering, alliance or similar transactions pertaining to the Company’s products and technology including, but not limited to, any and all uses of Ampligen®, Alferon® and related intellectual property as well as acquisition of companies in whole or in part and the sale or the merger of Company (“Transactions”).  In consideration for services performed or attributed to Sage resulting in Transactions, an “Adviser’s Fee” of $15,000 plus preapproved expenses is paid monthly along with the potential for a “Success Fee” of five percent (5%) of all consideration that is capped at $5,000,000 per annum for Transactions introduced to Company by Sage.  However, it is the intention of the parties that Sage be an active participant in all material Transactions of the Company.  A Transaction can occur during the Term of the agreement or 18 months thereafter.  The Company incurred approximately $167,000, $507,000 and $290,000 in fees to Sage for the years ended December 31, 2008, 2009 and 2010 respectively, pursuant to this and earlier agreements.  R. Douglas Hulse, the Company’s former President and Chief Operating Officer, is a member and an executive director of Sage.

The Company had a Supply Agreement through March 1, 2011 with Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that the Company would supply to Hollister-Stier.  The Company currently is negotiating with Hollister-Stier to renew the agreement for two years under terms similar to those in the expired Supply Agreement.  The Company incurred approximately $-0-, $225,000 and $-0- in fees for the years ended December 31, 2008, 2009 and 2010, respectively, pursuant to this agreement.

On June 6, 2008, the Company engaged the services of Warren C. Bogard, Jr., Ph.D. as a consultant for Business and Product.  Dr. Bogard has agreed to spend at least 70% of his time working on product and business development matters.  His compensation from the agreement included $5,000 per work week and 100,000 stock options with a five year term exercisable at $0.68 per share.  Dr. Bogard is a participant in the Goal Achievement Incentive Award Program and consistent with the Company’s “Employee Wage Or Hours Reduction Program”, he elected to receive 50% of his fee in Incentive Rights on a three-to-one conversion basis for the period of January 1 to May 31, 2009.  His agreement expired May 31, 2009 and has been extended by informal mutual consent with his rate of compensation increasing 10% effective January 1, 2010, and another 3% effective January 1, 2011.

The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals.  The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis.  During the years ending December 31, 2008, 2009 and 2010, the Company incurred approximately $704,000, $801,000 and $1,607,000 respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year.  The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010.  For 2008, 2009 and 2010, the Company contributions towards the 401(k) Plan were $21,000, $-0- and $122,000, respectively.

(11) Royalties, License and Employment Agreements

In 1999, the Company acquired a series of patents on Oragens®, potentially a set of oral broad spectrum antivirals and immunological enhancers, through a 10 year licensing agreement with Temple University in Philadelphia, PA.  For a $30,000 annual minimum royalty payment and costs to maintain the patents, the Company was granted an exclusive worldwide license from Temple University for the Oragen® products.  In March 2009, the Company undertook an analysis of the Oragen® patents prior to renewing the licensing agreement with Temple University and proposed a patent renewal agreement that significantly discounted the prior agreement’s annual minimum royalty payment.  On February 2, 2010, it was formally communicated by Temple University that they had elected not to pursue our proposal to renew the series of patents on Oragens®.  Accordingly as of December 2009, the Company wrote-off the remaining value of these patents from Other Assets resulting in a net expense for Patents Abandoned of $114,000.  For 2010, the patents were no longer a Company asset or expense.

The Company had contractual agreements with three officers in 2008, two officers in 2009 and four officers at December 31, 2010.  The aggregate annual base compensation for these officers under their respective contractual agreements for 2008, 2009 and 2010 were $1,290,000, $928,000 and $2,369,000 respectively.  In addition, certain officers were entitled to receive performance bonuses of up to 25% of the annual base salary at the sole discretion of the Compensation Committee of the Board of directors.  In 2008, 2009 and 2010, officers’ bonus of $-0-, $526,772 and $500,000 respectively were granted.  The Chief Executive Officer’s employment agreement provided for bonuses based on gross proceeds received by the Company from any joint venture or corporate partnering agreement.  In 2008, the Chief Executive Officer was granted 1,640,000 to purchase common stock at $2.20 to $4.00 per share.  In 2009, no officer was granted equity as a form of compensation.  In 2010, the Chief Executive Officer was granted 573,728 options to purchase common stock at $2.71-$0.66 per share, the Chief Financial Officer was granted 100,000 options to purchase common stock at $0.55 per share and the General Counsel was granted 300,000 options to purchase common stock at $0.66 per share.

The Company recorded stock compensation expense of $317,000, $32,000 and $495,000, respectively, during the years ended December 31, 2008, 2009 and 2010 with regard to these issuances.

An agreement was made and entered into as of the 31st day of December, 2008 with Robert E. Peterson.  Mr. Peterson was previously engaged by the Company as its Chief Financial Officer pursuant to an Amended And Restated Engagement Agreement (“Engagement Agreement”) made as of March 11, 2005.  Mr. Peterson, at his election, terminated the Engagement Agreement as of December 31, 2008 in accord with the provisions of this agreement.  This Engagement Agreement provided pursuant to subsection 6(c) or due to Peterson’s death or disability, the Company shall pay to Peterson, at the time of such termination his annual compensation for an additional twelve month period.  Whereas the Company wished to modify its obligation to pay to Mr. Peterson at the termination of the Engagement Agreement the fees due to him for the additional twelve month period and Mr. Peterson was willing to agree to modification of the Company’s obligation to pay to him at the termination of the Engagement Agreement the fees due to him, the Company and Mr. Peterson agreed to the follows:

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

The Company’s agreement with Ransom Etheridge regarding his role as General Counsel expired on December 31, 2009 and was not renewed pursuant to the terms of the agreement.  From January 1 through May 31, 2009, Mr. Ethridge’s compensation as a consultant was changed pursuant to the “Employee Wage Or Hours Reduction Program” consistent with an employee earning over $200,000 per annum to receive 50% of his wages in Incentive Rights on a three-to-one conversion basis.

(12) Leases

The Company has a non-cancelable operating lease for the space in which its principal office is located.  Future minimum lease payments under the non-cancellable operating lease are as follows:

(in thousands)
Year Ending December 31,
2011	$198
2012	67

Total minimum lease payments	$265

Rent expense charged to operations for the years ended December 31, 2008, 2009 and 2010 amounted to approximately $239,000, $214,000 and $205,000 respectively.  The term of the lease for the Philadelphia, Pennsylvania offices is through April 30, 2012.

(13) Income Taxes (FASB ASC 740 Income Taxes) And Subsequent Event

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

As of December 31, 2010, the Company has approximately $102,000,000 of federal net operating loss carryforwards (expiring in the years 2011 through 2030) available to offset future federal taxable income.  The Company also has approximately $37,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2030) and approximately $38,000,000 of New Jersey state net operating loss carry forwards (expiring in the years 2011 through 2017) available to offset future state taxable income.  In February 2011, the Company effectively sold $28,000,000 of its New Jersey state net operating loss carry forwards (for the years 2003 through 2008) for $2,271,928.   The utilization of certain state net operating loss carryforwards may be subject to annual limitations.  With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2009 and 2010.

The components of the net deferred tax asset of December 31, 2009 and 2010 consists of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2009	2010

Net operating losses	$31,664	$34,514
Amortization & depreciation	(1,018)	(1,095)
Research and development costs	1,924	2,477
Stock compensation	281	252

Total	32,851	36,148
Less: Valuation allowance	(32,851)	(36,148)
Balance	$-0-	$-0-

(14) Contingencies

(a)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al.,U.S. District Court for the Southern District of Florida, Case No. 04-10129-CIV.

In December, 2004, the Company filed a multi-count complaint in federal court (Southern District of Florida) for fraud and injunctive relief against Bioclones, Dr. Donniger, Bart Goemare, JCI, Brett Kebble and H.C. Buidentag.  However, a motion to dismiss the complaint, in part on grounds that the matter must be arbitrated in South Africa, was granted by the court.  The Company appealed this decision to the 11th Circuit Court of Appeals.  In July 2008, while the appeal was pending, Hemispherx settled thier disputes with both Bioclones and Cyril Donninger and dismissed them from the lawsuit.  In 2005 Buitendag and Kebble were indicted for using JCI to perpetrate the largest financial fraud in South African history.  The Appeals Court allowed the fraud action to go forward.  In 2008, the Company filed a second amended complaint for fraud against JCI, Goemare, the Estate of Kebble and Buidentag, the only remaining defendants.  In 2009, the Company settled thier disputes with Goemare and dismissed him from the lawsuit.  In February of 2010, the Court began considering the remaining Defendants’ (JCI, estate of Kebble, and Buidentag) motion to dismiss the Complaint.

The Company filed a Motion for Final Judgment, which was granted by the Court and Hemispherix was awarded $188 million dollars, plus interest against JCI and former JCI officers R.B. Kebble and H.C. Buitendag.  The Company is in the process of domesticating the Final Judgment in South Africa and are being assisted by the South African law firm of Webber Wentzel.

(b)	Hemispherx Biopharma, Inc. v. MidSouth Capital, Inc., Adam Cabibi, And Robert L. Rosenstein v. Hemispherx Biopharma, Inc. and The Sage Group, Inc., Civil Action No. 1:09-CV-03110-CAP.

On June 4, 2009, the Company filed suit in the United States District Court for the Southern District of Florida against MidSouth Capital, Inc. (“MidSouth”) and its principals seeking monetary and injunctive relief against MidSouth's tortuous interference with certain financing transactions in which the Company is engaged.  The case was transferred to the Northern District of Georgia, and the Company engaged Holland & Knight LLP on November 13, 2009 to serve as trial counsel.  On November 19, 2009, MidSouth answered the Company’s Complaint and filed a Counterclaim against the Company and The Sage Group, Inc., seeking to recover between $3,900,000 and $4,800,000 for fees allegedly owed to it as a result of the same financing transactions, plus attorneys' fees and punitive damages.

On January 12, 2010, Hemispherx filed a Motion for Judgment on the Pleadings with the Court.  By Order dated March 31, 2010, the Court granted that Motion in part and denied it in part.  The Court held that MidSouth's claim based upon an alleged breach of contract could not be sustained.  The case proceeded on claims against the Defendants and MidSouth's claims based upon promissory estoppel, quantum meruit, unjust enrichment, fraud, and MidSouth's request for attorney's fees and punitive damages.  Discovery closed in mid-May.  The Defendants filed a Motion for Summary Judgment on Hemispherx’ claims against them, and the Company filed a Motion for Summary Judgment on all the remaining counterclaims.

On March 8, 2011, the Court ruled on pending motions and dismissed all claims against all parties and closed the case.

(c)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS.

On July 31, 2009, Cato Capital LLC (“Cato”) filed suit asserting that under a November 2008 agreement, the Company owes Cato a placement fee for certain investment transactions.  The Complaint seeks damages in the amount of $5,000,000 plus attorneys’ fees.  The Company filed an Answer on August 20, 2009.  On October 13, 2009, Cato filed a Motion seeking leave to file an Amended Complaint which proposed that Cato be permitted to add The Sage Group as an additional defendant and to bring additional causes of action against the Company arising from the defenses contained in the Answer, and increase the total amount sought to $9,830,000, plus attorneys’ fees and punitive damages.  The Company filed a response objecting to the Motion, and also filed a Motion to Disqualify Cato’s Delaware attorneys on basis of a conflict of interest.  On September 14, 2010, the Court granted the Company’s Motion to Disqualify Cato’s Delaware attorneys.  Also on September 14, 2010, the Court granted Cato’s Motion for Leave to file an Amended Complaint, but specifically indicated that the Company could file a Motion to Dismiss, raising the arguments that the Company had previously made in response to Cato’s Motion for Leave to file an Amended Complaint.  On September 16, 2010, Cato filed its Amended Complaint, and on September 30, 2010, the Company filed a Motion to dismiss all the counts of the Amended Complaint against the Company other than the breach of contract count.  The timeframe for the Court's disposition of the Motion to Dismiss cannot be ascertained.  In addition pursuant to an indemnification responsibility, the Company has also retained counsel to undertake the defense of the Sage Group, and a motion to dismiss has been filed on behalf of the Sage Group seeking to dismiss all claims against the Sage Group.  Both motions to dismiss have been fully briefed and are awaiting disposition by the Court.

The Company believes it has meritorious defenses and is vigorously defending against this claim.  There is currently no projection as to the likely outcome of the case.

(d)	In re Hemispherx Biopharma, Inc. Litigation, U. S. District Court for the Eastern District of Pennsylvania, Civil Action No. 09-5262.

Between November 10, 2009 and December 29, 2009, five putative class actions were filed against Hemispherx and its Chief Executive Officer generally asserting that Defendants misrepresented the status of our New Drug Application (“NDA”) for Ampligen®.  Each action was purportedly brought on behalf of investors who purchased the Company’s publicly traded securities.  On February 12, 2010, the Court consolidated the five actions (“Securities Class Action Lawsuit”), and on February 26, 2010, a consolidated amended complaint was filed, adding the Company’s Medical Director as a Defendant.  On March 12, 2010, the Company filed a Motion to dismiss the Amended Complaint, which the Court denied on April 20, 2010.  On April 27, 2010, the Court entered a Case Management Order directing the parties to undertake the Discovery process.

On August 24, 2010, the Company announced that, as result of Court mediation proceedings, the Company entered into a written agreement in principle with the Court-appointed lead plaintiffs to settle all of the pending securities class actions consolidated in the U.S. District Court for the Eastern District of Pennsylvania.  On October 20, 2010, an “Order Preliminarily Approving The Settlement, Directing The Issuance Of Notice, And Scheduling A Settlement Fairness Hearing” (“Order”) was entered by the U.S. District Court overseeing the Securities Class Action Lawsuit.  As described in the Order, the Company entered into a Stipulation and Agreement of Settlement dated September 24, 2010 in full and final settlement of each and every Released Claim against Hemispherx.

The related Settlement Fairness Hearing was held on January 20, 2011 at the United States District Court for the Eastern District of Pennsylvania to determine whether:
•	the Action should be finally certified as a class action suit;
•	the proposed Settlement is fair, reasonable, adequate and should be approved;
•	the Released Claims against Hemispherx should be dismissed;
•	the proposed Plan of Allocation for the proceeds of the Settlement should be approved by the Court;
•	the application of the Lead Counsel for an award of attorney fees and reimbursement of litigation expenses should be approved;
•	to determine the amount of reimbursement of cost and expenses for representation of the suit;
•	any other matters as the Court deem appropriate.

On February 17, 2011, the Company announced that the United States District Court for the Eastern District of Pennsylvania had issued an Order granting final approval of the parties’ settlement of the Securities Class Action Lawsuit.  Consistent with the announcement of August 24, 2010, the settlement is to be paid from the Company’s insurance coverage and did not result in the payment of any funds by the Company.  Furthermore, the settlement expressly did not contain any admission of culpability by Hemispherx or its Officers.

(e)	In re Hanna v. Carter Litigation, U. S. District Court for the Eastern District of Pennsylvania, Civil Action No. 2:09-cv-06160-PD.

In December 2009 and January 2010, three Shareholder Derivative Complaints were filed against the Company and some of the Company’s Officers and Directors (“Shareholder Derivative Lawsuits”).  These suits also allege that the named Defendants caused the Company to misrepresent the status of the NDA for Ampligen® in alleged breach of their fiduciary duties owed to the Company.  On February 12, 2010, the Court consolidated the Securities Class Action Lawsuit with the Shareholder Derivative Lawsuits for purposes of Discovery and transferred the Shareholder Derivative Lawsuits to the Civil Suspense Docket.

On August 19, 2010, the Court removed the Shareholder Derivative Lawsuits from the Civil Suspense Docket and consolidated them under the caption, Hanna v. Carter, Civil Action No. 09-6160.  On September 15, 2010, plaintiffs filed a consolidated complaint, and on October 18, 2010, Defendants filed a motion to dismiss the actions.  In November 2010, while Defendants’ motion to miss was pending, plaintiffs and defendants entered into an agreement in principle to settle the Shareholder Derivative Lawsuits, and, on December 10, 2010, entered into a stipulation and agreement of the settlement.

On January 21, 2011, the U.S. District Court for the Eastern District of Pennsylvania entered an Order preliminarily approving the parties’ settlement and scheduling a Settlement Hearing for March 21, 2011 for the purpose of determining whether the proposed settlement should be finally approved in all respects as fair, reasonable, and adequate, and whether Plaintiffs’ Counsel’s agreed-to fee award should be finally approved.  On February 2, 2011, Hemispherx (i) posted copies of the Notice of Pendency and Proposed Settlement of Shareholder Derivative Action (“Notice”) and the parties’ proposed Stipulation and Agreement of Settlement (“Stipulation”) on the Company’s website homepage at www.hemispherx.net; and (ii) filed copies of the Notice and Stipulation as a Current Report on Form 8-K.  The Stipulation provides, inter alia, that Hemispherx’ Board of Directors has agreed to adopt, or to maintain where already implemented, certain corporate governance measures set forth in full at Exhibit A attached to the Stipulation.  These corporate governance and internal control reforms include, inter alia: (i) the establishment and maintenance of a Disclosure Controls Committee; (ii) amendment of the Company’s Audit Committee Charter to include oversight of the Disclosure Controls Committee; and (iii) the maintenance of a Lead Independent Director.

On March 24, 2011, the United States District Court for the Eastern District of Pennsylvania issued an Order granting final approval of the parties’ settlement of the consolidated Shareholder Derivative Action with a fee award of $200,000 to the Plaintiffs for reimbursement of their counsel fees and expenses along with the Company’s adoption of certain corporate governance measures as noted above.  Consistent with previous disclosures, the settlement is to be paid from the Company’s insurance coverage and did not result in the payment of any funds by the Company.  Furthermore, the settlement expressly did not contain any admission of culpability by Hemispherx or its Officers.  Based upon this order, this action is dismissed without costs and with prejudice with the case closed.

(f)	Jeffrey Bastedo v. Hemispherx Biopharma, Inc., Delaware Chancery Court, Case No. 5748-VCP.

On August 20, 2010, Jeffrey Bastedo filed a complaint to gain access to the Company’s books and records for the purpose of inspection pursuant to Section 220 if the Delaware General Corporate Law.  On December 15, 2010, the plaintiff voluntarily dismissed the action without prejudice.

(g)	Summation.

In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition.  With regards to Contingency (b), (d), (e) and (f), the Company believes that the cases have come to closure and there is no resulting loss contingency.  Also with regards to Contingency (d) and (e), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

The Company has not recorded any loss contingencies as a result of the above matters for the years ended December 31, 2009 or 2010.

(15) Certain Relationships and Related Transactions

The Company has employment agreements with certain of their executive officers and has granted such officers and directors options and warrants to purchase their common stock.  Please see details of these employment agreements in Note 11 - Royalties, License and Employment Agreements.

The Company used at various times the property owned by Retreat House, LLC, an entity in which the children of William A. Carter have a beneficial interest. The Company paid Retreat House, LLC $41,200, $82,400 and $123,200 for the use of the property and lodging at various times in 2008, 2009 and 2010, respectively.

Ransom W. Etheridge, the Company’s General Counsel through December 2009 as well as former Secretary and Director, is an attorney in private practice, who renders corporate legal services, for which he has received fees totaling approximately $105,400, $144,000 and $-0- in 2008, 2009 and 2010, respectively.  In addition, Mr. Etheridge served on the Board of Directors until November 2008 for which he received Director’s Fees of cash and stock.  He was paid $150,000 in cash and stock in 2008 for his services as a Director.  With the expiration of his agreement on December 31, 2009, Mr. Etheridge no longer directly serves the in an official capacity Company, but is available on a contract basis for legal issues.

Tom Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008.  Mr. Equels has provided legal services to the Company for several years.  In 2008, 2009 and 2010, the Company paid Mr. Equels’ law firm $395,000, $387,000 and $729,000, respectfully, for services rendered.  Mr. Equels’ received $37,500 in stock for his Board fees in 2008 and $150,000 in cash and stock in 2009, and $165,000 in cash in 2010 respectively.

Kati Kovari, M.D. was paid $13,000, $13,000 and $26,000 in 2008, 2009 and 2010, respectively for her part-time services to the Company as Assistant Medical Director.  Dr. Kovari is the spouse of William A. Carter, CEO.

(16) Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable.  The Company places its cash with high-quality financial institutions.  At times, such amount may be in excess of Federal Deposit Insurance Corporation insurance limits of $250,000.

Sales to three large wholesalers represented approximately 77% of the Company’s total sales for the years ended December 31, 2008.  There were no sales in 2009 nor 2010.

(17) Fair Value

The Company is required under GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheet.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items.  The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction.  The fair value recalculation of the Liability resulting from the issuance of the Warrants ("Call") and existence of the Fundamental Transaction ("Put") related to the May 2009 issuance, are calculated using the  Monte Carlo Simulation.  While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the Fair Value of the Warrants.  As an additional factor to determine the Fair Value of the Put's Liability, the occurrence probability of a Fundamental Transaction event was factored in the valuation.

The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period.  Such value computation includes subjective input assumptions that are consistently applied each period.  If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

Fair value at measurement dates during the period from Warrants’ issuances at May 10, 2009, May 18, 2009 and May 21, 2009 to December 31, 2009 and 2010, were estimated using the following assumptions:

	2009	2010

Underlying price per share	$0.56 - $2.54	$0.47-$0.74
Exercise price per share	$1.10 – $1.65	$1.31-$1.65
Risk-free interest rate	0.19% - 2.67%	0.83%-2.36%
Expected holding period	0.122-5.50 yrs.	3.38-4.63 yrs.
Expected volatility	94.99%–226.46%	112.16%-122.02%
Expected dividend yield	None	None

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $2,805,000 at December 31, 2010.  There were no other financial instruments at December 31, 2010 or 2009.

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

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  As of December 31, 2009 and 2010, the Company has classified the warrants with cash settlement features as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December, 31, 2010 and 2009:

	2010
	Total	Level 1	Level 2	Level 3
Assets
Marketable Securities	$41,467,000	$33,257,000	$8,210,000	$-
Liabilities
Warrants	2,805,000	-	-	2,805,000
Total	$44,272,000	$33,257,000	$8,210,000	$2,805,000

	2009
	Total	Level 1	Level 2	Level 3
Assets
Marketable Securities	$-	$-	$-	$-

Liabilities
Warrants	3,684,000	-	-	3,684,000
Total	$3,684,000	$-	$-	$3,684,000

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants (in thousands)
	2009	2010
Balance at January 1		$3,684
Fair value adjustment at March 31		1,336
Balance March 31		5,020
Value at issuance	$17,359
Less: value of warrants exercised in May and June 2009	(3,742)
Fair value adjustment at June 30	7,185	(2,260)
Balance at June 3,	20,803	2,760
Fair value adjustment at September 30	(4,951)	583
Balance at September 30	15,852	3,343
Fair value adjustment at December 31	(12,168)	(538)
Balance at December 31	$3,684	$2,805

(18) Capital Leases

The Company has acquired equipment under capital leases as follows:

(in thousands)
Asset
Balance at
December 31, 2010
Leased Equipment included with property and equipment	$200
Less: accumulated depreciation	(20)

$180

The following is a schedule by year of future minimum lease payments under the capital leases as of December 31, 2010:

2011	$83
2012	50
2013	38
2014	27
2015	15

Total lease payments remaining	213
Less: amount representing interest	(56)

Present value of remaining minimum lease payments	157
Less: current obligations under lease obligations	(61)

Long-term capital lease obligations	$96

Minimum lease payments under the capital leases range from $1,696 per to $2,994 per month and the lease periods range from 24 months to 60.  Imputed rates are 2% to 24% per annum.  Aggregate security deposits of $9,380 were paid and are included in other assets.

(19) Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued, and other than as disclosed in Note 13 Income Taxes (FASB ASC 740 Income Taxes) And Subsequent Event, determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the year ended December 31, 2010.

(20) Quarterly Results of Operation (unaudited and restated)

The following is a summary of the unaudited quarterly results of operations:

2010
(in thousands except per share data)

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010		Total

Revenues	$32	$41	$35		$27	$135
Costs and expenses	(4,105)	(3,810)	(3,727)		(4,880)	(16,522)
Interest & other
Income (expense)	29	93	438		1,812	2,372
Redeemable warrants
valuation adjustment	(1,336)	2,260	(584)		539	879
Net loss	$(5,380)	$(1,416)	$(3,838)		$(2,502)	$(13,136)
Basic and diluted loss per share	$(.04)	$(.01)	$(.02)	$	$(.02)	$(.10)

2009
(in thousands except per share data)

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Total

Revenues	$29	$17	$25	$40	$111
Costs and expenses	(2,882)	(3,996)	(2,483)	(4,014)	(13,375)
Finance costs	(241)	-	-	-	(241)
Interest & other
Income (expense)	7	109	23	(72)	67
Redeemable warrants
valuation adjustment	-	(10,861)	4,950	12,169	6,258
Net loss	$(3,087)	$(14,731)	$2,515	$8,123	$(7,180)
Basic and diluted loss per share	$(.04)	$(.15)	$.02	$.06	$(.07)

Hemispherx Biopharma, Inc.
Schedule II -Valuation and Qualifying Accounts
(dollars in thousands)

Description	Balance at beginning of period	Charge to expense	Write- offs	Balance at end of period

Year Ended December 31, 2008 Reserve for inventory	$350	$-	$(64)	$286

Year Ended December 31, 2009 Reserve for inventory	$286	$-	$(4)	$282

Year Ended December 31, 2010 Reserve for inventory	$282	$-	$(33)	$249