Form 10-Q
period 2011-03-31
HEMISPHERX BIOPHARMA INC
filed 2011-05-06
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

135,335,807 shares of common stock were outstanding as of May 1, 2011.

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31, 2010	March 31, 2011
		(Unaudited)
Current assets:
Cash and cash equivalents (Note 11)	$2,920	$2,247
Marketable securities (Note 5)	32,689	29,661
Inventories (Note 4)	787	897
Prepaid expenses and other current assets	278	382

Total current assets	36,674	33,187

Property and equipment, net	4,876	4,826
Patent and trademark rights, net	794	689
Investment	35	35
Marketable securities (Note 5)	8,778	10,920
Construction in progress (Note 8)	485	630
Other assets	38	42

Total assets	$51,680	$50,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,328	$1,299
Accrued expenses (Note 6)	1,443	742
Current portion of capital lease (Note 7)	61	61

Total current liabilities	2,832	2,102
Long-term liabilities
Long-term portion of capital lease (Note 7)	96	108
Redeemable warrants (Note 10)	2,805	2,504

Total liabilities	5,733	4,714

Commitments and contingencies

Stockholders’ equity (Note 9):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 135,241,609 and 135,335,807, respectively	135	135
Additional paid-in capital	264,511	264,586
Accumulated other comprehensive loss	(974)	(515)
Accumulated deficit	(217,725)	(218,591)

Total stockholders’ equity	45,947	45,615

Total liabilities and stockholders’ equity	$51,680	$50,329

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2010	2011
Revenues:
Clinical treatment programs	$32	$42

Total revenues	32	42

Costs and expenses:
Production/cost of goods sold	140	193
Research and development	1,996	1,640
General and administrative	1,969	1,799

Total costs and expenses	4,105	3,632

Operating loss	(4,073)	(3,590)

Interest expense from capital leases	-	(6)
Interest and other income	29	157
Funds received from sale of income tax net operating losses (Note 13)	-	2,272
Redeemable warrants valuation adjustment (Note 10)	(1,336)	301

Net loss	$(5,380)	$(866)

Basic and diluted loss per share (Note 2)	$(.04)	$(.01)

Weighted average shares outstanding, basic and diluted	132,818,036	135,264,635

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	135,241,609	$135	$264,511	$(974)	$(217,725)	$45,947

Stock issued for settlement of accounts payable	94,198	-	48	-	-	48

Equity based compensation	-	-	27	-	-	27

Net comprehensive loss	-	-	-	459	(866)	(407)

Balance at March 31, 2011	135,335,807	$135	$264,586	$(515)	$(218,591)	$45,615

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2011
(in thousands)
(Unaudited)

	2010	2011
Cash flows from operating activities:
Net loss- restated	$(5,380)	$(866)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	94	112
Amortization of patent and trademark rights, and royalty interest	20	106
Redeemable warrants valuation adjustment	1,336	(301)
Equity based compensation	36	27

Change in assets and liabilities:
Inventories	-	(110)
Prepaid expenses and other current assets	116	(104)
Accounts payable	559	19
Accrued expenses	(706)	(701)
Net cash used in operating activities	$(3,925)	$(1,818)

Cash flows from investing activities:
Purchase of property and equipment	$(312)	$(36)
Additions to patent and trademark rights	(28)	(147)
Deposits on capital leases	(6)	(4)
Maturities of short-term and long-term investments	-	4,522
Purchase of short-term and long-term investments	(3,073)	(3,176)

Net cash provided by (used in) investing activities	$(3,419)	$1,159

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended March 31, 2010 and 2011
(in thousands)
(Unaudited)

	2010	2011
Cash flows from financing activities:
Payments on capital lease	$(5)	$(14)

Net cash used in financing activities	$(5)	$(14)

Net decrease in cash and cash equivalents	(7,349)	(673)

Cash and cash equivalents at beginning of period	58,072	2,920

Cash and cash equivalents at end of period	$50,723	$2,247

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$45	$48
Equipment acquired by capital lease	$70	$26
Unrealized gain (loss) on investments	$(20)	$459
Redeemable warrants valuation adjustment	$1,336	$(301)
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$6

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

These consolidated financial statements should be read in conjunction with our consolidated financial statements for the year ended December 31, 2010, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 21,236,453 and 52,811,158 shares, are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2010 and 2011, respectively, since their effect is antidilutive.

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

	Three Months Ended March 31,
	2010	2011
Risk-free interest rate	1.02%	2.24%
Expected dividend yield	-	-
Expected lives	5.0 yrs.	5.0 years
Expected volatility	109.81%	104.47%
Weighted average grant date fair value per options and warrants issued	$0.57 per option for 20,000 options	$0.34 per option for 20,000 options

Stock option activity during the three months ended March 31, 2010 and 2011, respectively, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	6,228,752	$2.60	6.95	$-
Options granted	993,728	.80	9.42	-
Options forfeited	-	-	-	-
Outstanding December 31, 2010	7,222,480	$2.35	6.21	$-
Options granted	-	-	-	-
Options forfeited	-	-	-	-
Outstanding March 31, 2011	7,222,480	$2.35	5.96	$-
Exercisable March 31, 2011	7,175,258	$2.35	5.98	$-

No options were granted to employees during the three months ended March 31, 2010 and 2011, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	38,333	$1.54	8.00	$-
Options granted	20,000	.66	9.50	-
Options vested	(7,778)	.66	9.50	-
Options forfeited	-	-	-	-
Outstanding December 31, 2010	50,555	$1.33	7.60	$-
Options granted	-	-	-	-
Options vested	(3,333)	.66	9.25	-
Options forfeited	-	-	-	-
Outstanding March 31, 2010	47,222	$1.38	7.22	$-

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	2,233,432	$2.44	5.73	$-
Options granted	625,000	0.55	9.52	-
Options exercised	-	-	-	-
Options forfeited	(10,000)	2.46	-	-
Outstanding December 31, 2010	2,848,432	$2.03	5.80	$-
Options granted	-	-	-	-
Options exercised	20,000	.55	9.75	-
Options forfeited	-	-	-	-
Outstanding March 31, 2011	2,868,432	$2.02	5.58	$-
Exercisable March 31, 2011	2,766,348	$1.99	5.83	$-

The weighted-average grant-date fair value of non-employee options granted during the three months ended March 31 2010 and 2011 was approximately $11,300 and $6,890, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	139,584	$2.68	3.76	$-
Options granted	-	-	-	-
Options vested	(37,500)	2.81	2.50	-
Options forfeited	-	-	-	-
Outstanding December 31, 2010	102,084	$2.63	3.54	$-
Options granted	-	-	-	-
Options vested	(9,375)	2.81	2.25	-
Options forfeited	-	-	-	-
Outstanding March 31, 2011	92,709	$2.61	3.40	$-

The impact on the Company’s results of operations of recording equity based compensation for the three months ended March 31, 2010 and 2011 was to increase general and administrative expenses by approximately $36,000 and $7,000 respectively.  The impact on basic and fully diluted earnings per share for the three months ended March 31, 2010 and 2011 was $-0- and $-0-, respectively.

As of March 31, 2010 and 2011, respectively, there was $205,000 and $142,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	December 31,	March 31,
	2010	2011

Inventory work-in-process	$864	$787
Production	373	110
Spoilage	(450)	-
Finished goods, net of reserves of $250,000 at December 31, 2010 and at March 31, 2011, respectively.	-	-

	$787	$897

The production of Alferon N Injection® from the Work-In-Progress Inventory, which has an approximate expiration date in 2012, had remained on hold for conversion due to the dedication of resources to prepare the New Brunswick facility for the FDA preapproval inspection with respect to Ampligen® NDA.  Since adequate financial resources were obtained to commence upgrades to the Ampligen® and Alferon® manufacturing process, the conversion process for the existing Alferon N Injection® Work-In-Progress inventory was started up again in May 2010 towards the manufacture of new Finished Goods.

Note 5: Marketable Securities

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities.  As of March 31, 2011, it was determined that some of the Marketable Securities had other than temporary impairments for a total of approximately $147,000 in loss, which has been included with interest and other income for reporting purposes.  At March 31, 2011, all securities were classified as available for sale investments and $21,770,000 were measured as Level 1 instruments and $18,811,000 were measured as level 2 instruments of the fair value measurements standard (see Note 10: Fair Value).  Securities classified as available for sale consisted of:

March 31, 2011
(in thousands)

Name Of Security	Cost	Fair Value	Unrealized Gain (Loss)	Maturity Date

Marketable Securities with maturity periods less than one year:

Bank of America	500	500	-	4/21/2011
Merrick Bank	250	250	-	4/21/2011
Discover Bank	250	250	-	6/23/2011
General Dynamics	753	753	-	7/15/2011
Wells Fargo	1,018	1,018	-	8/1/2011
Bank of America	1,015	1,015	-	8/15/2011
Shell International	755	754	(1)	9/22/2011
Wachovia Bank	264	264	-	9/28/2011
Plainscapital Bank	250	251	1	10/31/2011
Bank One Corp.	1,031	1,031	-	11/15/2011
Merck & Co.	769	769	-	11/15/2011
Morgan Stanley	1,051	1,036	(15)	1/9/2012
PIMCO	22,200	21,770	(430)	NA

Total Marketable Securities with maturity periods less than one year:	$30,106	$29,661	$(445)

Marketable Securities with maturity periods greater than one year:

Wright Expert Financial Services	250	251	1	4/26/2012
Citibank NA	250	251	1	4/30/2012
GE Capital	104	103	(1)	5/29/2012
Sallie Mae Bank	104	103	(1)	5/29/2012
Bank of Northern Miami	250	251	1	7/30/2012
Merrill Lynch	1,067	1,062	(5)	8/15/2012
Merrill Lynch	810	797	(13)	8/15/2012
Wells Fargo	1,066	1,055	(11)	9/1/2012
Israel Discount Bank	250	250	-	9/11/2012
Allstate	114	111	(3)	9/16/2012
Park Sterling Bank	250	251	1	10/16/2012
Columbus Bank & Trust Company	250	252	2	10/22/2012
JP Morgan Chase	2,153	2,134	(19)	1/2/2013
Barclays Bank	1,023	1,017	(6)	1/23/2013
World's Foremost Bank	103	103	-	1/28/2013
Merrill Lynch	539	529	(10)	2/5/2013
World’s Foremost Bank	104	103	(1)	3/4/2013
Goldman Sachs	250	251	1	6/17/2013
Royal Bank of Scotland	1,031	1,023	(8)	8/23/2013
Royal Bank of Scotland	1,022	1,023	1	8/23/2013

Total Marketable Securities with maturity periods greater than one year:	$10,990	$10,920	$(70)

Total Marketable Securities	$41,096	$40,581	$(515)

No investment was pledged or restricted at March 31, 2011.

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	December 31,	March 31,
	2010	2011

Compensation	$995	$228
Professional fees	207	113
Other expenses	128	288
Other liability	113	113

	$1,443	$742

Note 7: Capital Lease

The Company has acquired equipment under capital leases as follows:

(in thousands)
Asset
Balance at
March 31, 2011
Leased Equipment included with property and equipment	$227
Less: accumulated depreciation	(29)

$198

The following is a schedule by year of future minimum lease payments under the capital leases as of March 31, 2011:

(in thousands)
2011	$67
2012	57
2013	45
2014	34
2015	22
2016	1

Total lease payments remaining	226
Less: amount representing interest	(57)

Present value of remaining minimum lease payments	169
Less: current obligations under lease obligations	(61)

Long-term capital lease obligations	$108

Minimum lease payments under the capital leases range from $576 per month to $2,994 per month and the lease periods range from 24 months to 60 months.  Imputed rates are 2% to 24% per annum.  Aggregate security deposits of $13,031 were paid and are included in other assets.

Note 8: Construction in Progress

On September 16, 2009, our Board of Directors approved up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of three products: Alferon N Injection®, Alferon® LDO and Ampligen®.  Construction in progress consists of accumulated costs for the construction and installation of property and equipment within the Company’s New Jersey facility until the assets are placed into service.  As of December 31, 2010, construction in progress was $485,000 as compared to $630,000 for the three months ended March 31, 2011.  These enhancements to our FDA licensed facility in New Brunswick, NJ are designed to accommodate larger production volumes of Alferon N Injection®.

Note 9: Stockholders’ Equity

The Equity Compensation Plan effective May 1, 2004, authorized the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Plan of 2004.  Unless sooner terminated, the Equity Compensation Plan of 2004 will continue in effect for a period of 10 years from its effective date.  Prior to March 31, 2011, the Company effectively exhausted this plan by previously issuing an aggregate of 7,989,981 shares, stock options and warrants to vendors, Board Members, Directors and consultants under the 2004 Equity Compensation Plan.  The shares had prices ranging from $0.35 to $0.89 based on the NYSE Amex closing price.  The stock options had various exercise prices ranging from $1.30 to $6.00, had terms of five to ten years and vesting immediately to three years.

The Equity Incentive Plan of 2007, effective June 20, 2007, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 9,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2007.  Unless sooner terminated, the Equity Incentive Plan of 2007 will continue in effect for a period of 10 years from its effective date.  The Company issued to vendors, Board Members, Directors and consultants, shares, stock options, warrants and “Incentive Rights” under the Employee Wages or Hours Reduction Program.  Prior to March 31, 2011, the Company effectively exhausted this plan by previously issuing an aggregate of 8,980,374 shares and shares issuable upon exercise/conversion of the foregoing securities.  The aggregate shares to vendors, Board Members, Directors and consultants had prices ranging from $0.32 to $2.54 based on the NYSE Amex closing price. The stock options had various exercise prices ranging from $0.72 to $3.05, terms of ten years and vesting over varying periods.

The Company utilized the Black-Scholes-Merton Pricing Model to arrive at the fair value of the stock options which had been issued during the three months ended March 31, 2011 and accordingly recorded approximately $7,000 as equity based compensation for these issuances during this period.  The stock options generally vested immediately upon grant with the exception of 20,000 options to an executive employee which vest over 18 months, and 150,000 options to another executive employee which vest over 48 months.

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009.  Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date.  As of March 31, 2011 the Company issued 3,496,113 securities to Directors and consultants consisting of an aggregate of 2,880,370 options and 615,743 shares of common stock issuable upon exercise/conversion of the foregoing securities.  The shares issued to consultants had prices ranging from $0.40 to $0.68 based on the NYSE Amex closing price.

The aggregate stock options had various exercise prices ranging from $0.51 to $2.81, had terms of ten years and vested immediately upon grant.

Pursuant to a May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), the Company established an At-The-Market (“ATM”) Equity Program pursuant to which the Company may sell up to 32,000,000 shares of its Common Stock from time to time through Maxim as its sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  The Company has no obligation to sell any shares under this program, and may at any time terminate the Agreement.  During the fiscal quarter ended March 31, 2011, the Company sold no shares through this program and received no net cash proceeds.  As of March 31, 2011, the Company has sold an aggregate of 520,000 shares that resulted in net cash proceeds of approximately $293,000 and commissions paid to Maxim of approximately $12,000.

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

Fair value at March 31, 2011, was estimated using the following assumptions:

Underlying price per share	$0.46
Exercise price per share	$1.31-$1.65
Risk-free interest rate	1.34%-1.58%
Expected holding period	3.13-3.63 yrs.
Expected volatility	118.32%-118.98%
Expected dividend yield	None

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
(v)          Expected Probability of a Fundamental Transaction.  The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote.  As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange.  The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved;
b.	The Company will have to perform additional clinical trials for FDA approval of its flagship product;
c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;
d.	Available capital for a potential buyer in a cash transaction continues to be limited;
e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development; and
f.	The Company's Rights Agreement makes it less attractive to a potential buyer.

With the above factors utilized in analysis of the likelihood of the Put's potential Liability, the Company estimated the range of probabilities related to a Put right being triggered as:

Range of Probability	Probability
Low	0.5%
Medium	1.0%
High	5.0%

The Monte Carlo Simulation has consistently incorporated a 5.0% probability of a Fundamental Transaction from the initial valuation of May 2009 through March 31, 2011.

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $2,504,000 at March 31, 2011.  There were no other financial instruments at March 31, 2011.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its warrant liability for those warrants with a cash settlement feature at fair value.  As of March 31, 2011, the Company had no derivative assets or liabilities.

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
•
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  As of March 31, 2011, the Company has classified the Warrants with cash settlement features as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2011:

	Total	Level 1	Level 2	Level 3
Assets
Marketable Securities	$40,581,000	$21,770,000	$18,811,000	$-
Liabilities
Warrants	2,504,000	-	-	2,504,000
Total	$43,085,000	$21,770,000	$18,811,000	$2,504,000

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2010	2011
Balance at January 1	$3,684	$2,805
Fair value adjustment at March 31	1,336	(301)
Balance March 31	$5,020	$2,504

NOTE 11: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE 12: Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has published FASB Accounting Standards Update 2011-01 and 2011-02 in the three months ended March 31, 2011.  The adoption of published FASB Accounting Standards Update 2011-01 and 2011-02 has no material effect on the Company’s financial statements for the three months ended March 31, 2011.

NOTE 13: Funds Received From Sale Of Income Tax Net Operating Losses

As of December 31, 2010, the Company had approximately $102,000,000 of federal net operating loss carryforwards (expiring in the years 2011 through 2030) available to offset future federal taxable income.  The Company also had approximately $37,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2030) and approximately $38,000,000 of New Jersey state net operating loss carry forwards (expiring in the years 2011 through 2017) available to offset future state taxable income.  In February 2011, the Company effectively sold $28,000,000 of its New Jersey state net operating loss carry forwards (for the years 2003 through 2008) for $2,271,928.   The utilization of certain state net operating loss carryforwards may be subject to annual limitations.

NOTE 14: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued, and other than that disclosure of an April 2011, correspondence received from Biken confirming that the Material Evaluation Agreement (“MEA”) had expired without completion of the Evaluation Program along with their intension not to extend or replace the expired MEA with another agreement, we have determined that no other subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the three months ended March 31, 2011.  Biken noted in this correspondence that it previously had concluded that “it was possible that Ampligen® would not satisfy the requirements for safety as an adjuvant for influenza vaccines” in Japan and that, after rechecking Hemispherx’s basis for disagreement with that finding, it concluded that it could not reconcile the differences between Hemispherx’s and its interpretation of experimental results regarding the evaluation of Ampligen® as a candidate adjuvant in influenza vaccines.  The Company disputes Biken’s findings, and as a result of their intension not to extend or replace the MEA or complete the related Evaluation Program, the Company has concluded that its association with Biken has come to a conclusion with no expected future association.

ITEM 2:Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this report, including statements under “Item 1. Legal Proceedings” and “Item 1A. Risk Factors” in Part II, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”).  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  All statements other than statements of historical fact included in this Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.  Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drugs, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drugs or our ability to discover new drugs in the future are all forward-looking in nature.

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

We own and operate a 43,000 sq. ft. FDA licensed manufacturing facility in New Brunswick, NJ that was primarily designed to produce Alferon®.  On September 16, 2009, our Board of Directors approved up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of three products: Alferon N Injection®, Alferon® LDO and Ampligen®.  We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

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

In December 2010, the FDA granted us a one year extension to file a response to the CRL based on the submission of new data concerning the potential viral etiology of CFS.  We are presently enlarging our open label CFS clinical trials in the USA in an attempt obtain more data on possible interrelationships between CFS and XMRV (see below) and the therapeutic response to Ampligen®.  The Company is diligently working to address the diagnostic challenges related to CFS.

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

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment.  The data collected from the AMP 511 protocol provides safety data on the use of Ampligen® in patients to identify adverse events that occur in a patient to determine if it is related to the drug being tested or other health problems identified in trial participants.  In order to facilitate the next phase of collaboration with the WPI, the AMP 511 protocol is in the process of being revised to include monitoring patient samples for XMRV in order to observe a possible relationship between the magnitude of a patient’s response to Ampligen® and XMRV viral activity.

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

In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Following a teleconference with the FDA in November 2009, the FDA placed the proposed study on “Clinical Hold” because the protocol was deemed by the FDA to be deficient in design, and because of the need for additional information to be submitted in the area of chemistry, manufacturing and controls (“CMC”).  On December 22, 2010, the FDA informed us that it had completed its review of our complete response to the Clinical Hold and lifted the Clinical Hold, allowing our Phase II Study to proceed.  We are in the early stages of preparation for the Phase II Study with geographic site selection underway.

Other Viral Diseases

We are engaged in ongoing, experimental studies assessing the efficacy of Ampligen®, Alferon N Injection® and Alferon® LDO against influenza viruses.

Ampligen® as a mucosal adjuvant with vaccine has been studied at Japan’s National Institute of Infectious Disease (“NIID”) and at Biken (the for profit operational arm of the Foundation for Microbial Diseases of Osaka University).  Investigators from Japan’s NIID have conducted studies in animals that suggested that Ampligen® could stimulate a sufficiently broad immune response to provide cross-protection against a range of virus genetic types, including H5N1 and derivative clades.  Japan’s Council for Science & Technology Policy (“CSTP”), a cabinet level position, awarded funds from Japan’s CSTP to advance research with influenza vaccines utilizing Ampligen®.  Dr. Hideki Hasegawa, M.D., Ph.D., Chief of Laboratory of Infectious Disease Pathology for the Department of Pathology for the NIID, undertook studies in 2009 and continued in 2010 that focus on mucosal immunity and the inherent advantages of a vigorous immune response to respiratory pathogens.  Dr. Hasegawa has published data that the formulation of pandemic vaccine mixed with Ampligen® increases immuno-genicity and may demonstrate cross protection against mutated strains.

A Material Evaluation Agreement (“MEA”) regarding Ampligen® with Biken that was initiated on August 19, 2009, effectively expired on September 1, 2010.  Pursuant to the MEA, we supplied Biken with proprietary information related to Ampligen® and Biken purchased Ampligen® from us for use solely in connection with evaluating Ampligen® as a candidate for adjuvant incorporated into potential influenza virus vaccines in the form of intranasal mucosal administration, including conducting further animal studies of intranasal prototype vaccines containing antigens from various influenza sub-types, including H5N1, H1N1, H3N2 and B (the “Evaluation Program”).  As previously reported, Hemispherx and Biken had been in correspondence concerning both the possibility of extending or replacing the expired agreement and reconciling the interpretation of experimental results.  However, until such time that a new agreement could be established, no collaboration would be undertaken between the respective companies.

In April 2011, we received correspondence from Biken confirming that the MEA had expired without completion of the Evaluation Program along with their intension not to extend or replace the expired MEA with another agreement.  Biken noted in that correspondence that it previously had concluded that “it was possible that Ampligen® would not satisfy the requirements for safety as an adjuvant for influenza vaccines” in Japan and that, after rechecking Hemispherx’s basis for disagreement with that finding, it concluded that it could not reconcile the differences between Hemispherx’s and its interpretation of experimental results regarding the evaluation of Ampligen® as a candidate adjuvant in influenza vaccines.  Biken’s primary concern was related to a single intravenous high dose study in rats that resulted in an apparent toxicity when doses of Ampligen® were combined with a whole viron influenza vaccine and Carboxyl Vinyl Polymer (“CVP”) or CVP alone.  Additionally in both cases of Ampligen® being combined with other product(s), the dosage utilized was several hundred times higher than the intended dosage for humans by body weight and delivered intravenously, rather than the prescribed mucosal (nasal) method.  More specifically, we communicated the following points to refute Biken’s interpretation of Ampligen® safety data:

•
The safety of Ampligen® has been demonstrated by the large body of safety data in humans and in relevant pre-clinical models that were generated to support Hemispherx’s New Drug Application for CFS, which was filed with the FDA;

•
The single unfavorable rat toxicity study contained in the Biken report must be considered in the context of the rest of safety and efficacy data generated with Ampligen® and we believe that evidence indicates that the results were generated due to flaws in material handling and compounding;

•
Hemispherx demonstrated by photographs and other evidences that the toxicity observed at Biken was due to aggregation caused by the CVP additive deployed by Biken to increase attachment of the vaccine/Ampligen® mixture to the nasal mucosa.  Numerous experiments performed by the NIID indicated that in both rodents and primates that the additive was unnecessary to achieve the desired antiviral/vaccine enhancement effects of Ampligen®; and

•	There are large anomalies between the efficacy data presented in the internal Biken report as compared to the results obtained by Dr. Hasegawa, and thereafter published in peer reviewed articles.

As a result of Biken’s intension not to extend or replace the MEA or complete the related Evaluation Program, we have concluded that our association with Biken has come to a conclusion with no expected future association.  Accordingly, we intend to seek out potential alternative industrial collaborator(s) in Japan to continue what we believe to be promising preclinical experimental results.  Dr. Hasegawa has expressed the desire to continue the preclinical development and a plan to identify other qualified corporate vaccine partners in Japan who have flu vaccines under development along with necessary facilities to test, develop and commercialize the vaccine enhancement approach to achieve cross-protection against pandemic strains.

In April 2010, we began the process to undertake a clinical study with Max Neeman International, a leading and large clinical research organization in India.  This collaborative clinical research effort is intended to utilize Alferon N Injection® for treatment of seriously ill patients hospitalized with either seasonal influenza or pandemic influenza.  The Indian site selection process was initiated and we obtained approval to begin the study from the Indian Drugs Controller General on July 13, 2010.  We began enrolling subjects in September 2010 and continue to enroll subjects through the spring’s rainy season, which has a reduced frequency of influenza among the population.  As of March 31, 2011, we have five operational Clinical Investigative Sites, with the potential to add additional sites.  Our Study has progressed at a rate slower than originally projected with difficulties encountered in the process of screening for subjects who were stricken only with influenza.  In an attempt to expedite the process to qualify study subjects, we have added a second “point of care” screening test.  We have had seventeen patients complete the testing.  It is our objective to qualify and enroll sixty patients for the study.

401(k) Plan

We have a defined contribution plan, entitled the Hemispherx Biopharma Employees 401(k) Plan and Trust Agreement (the “401(k) Plan”).  Full time employees of the Company are eligible to participate in the 401(k) Plan following one year of employment.  Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum.  Participants' contributions to the 401(k) Plan may be matched by the Company at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year.  The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010.  For the three months ended March 31, 2011, the Company contributions towards the 401(k) Plan were $48,000.

New Accounting Pronouncements

Refer to “Note 12: Recent Accounting Pronouncements” under Notes To Unaudited Condensed Consolidated Financial Statements.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part I; Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our amended and restated Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 versus three months ended March 31, 2010

Net Loss

Our net loss was approximately $866,000 for the three months ended March 31, 2011, a decrease of $4,514,000 or 84% when compared to the same period in 2010.  This decrease in loss for these three months was primarily due to the following changes in expense elements:

1)	a decrease in Research and Development costs of approximately $356,000 or 18%;

2)	a decrease in General and Administrative expenses of approximately $170,000 or 9%;

3)	an increase in interest income of $128,000 from funds invested in marketable securities;

4)	the receipt of funds from the sale of State New Jersey tax net operating losses for years 2003 to 2008 for $2,272,000 (See Note 13); and

5)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $301,000 in 2011 as compared to non-cash net loss of $(1,336,000) for the same period in 2010 (See Note 11); offset by

6)	an increase in Production/Cost of Goods Sold expenses of approximately $53,000 or 38%.

Net loss per share was $(0.01) for the current period versus $(0.04) per share for the same period in 2010.  The number of shares of our Common Stock outstanding as of March 31, 2011 was 135,335,807.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased $10,000 or 31% for the first quarter of 2011 as compared to the same time period of 2010 due to a 29% increase in the number of patients participating in the program.  As previously stated, we have no Alferon N Injection® product to commercially sell at this time and all revenue was generated from the Ampligen® cost recovery clinical treatment programs.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $193,000 and $140,000, respectively, for the three months ended March 31, 2011 and 2010.  This increase of $53,000 or 38% was primarily due to the cost to maintain existing Alferon N Injection® and Ampligen® inventory including storage, stability testing, transport and reporting costs along with our efforts to prepare for production of Alferon N Injection® for potential future commercial sales.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2011 were approximately $1,640,000 as compared to $1,996,000 for the same period a year ago reflecting a decrease of $356,000 or 18%.  The primary factors for the decrease in expenses were decreased clinical costs, and research and development costs related to Alferon® LDO.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2011 and 2010 were approximately $1,799,000 and $1,969,000, respectively, reflecting a decrease of $170,000 or 9%.  The lower G&A expenses in 2011 consisted primarily of a decrease in legal fees due to settlement in 2010 of various legal proceedings.

Interest and Other Income

Interest and other income for the three months ended March 31, 2011 and 2010 was approximately $157,000 and $29,000, respectively, representing an increase of $128,000 or 441%.  The primary cause for the increase of interest income in 2011 was the investment into a diverse portfolio of short and long term investments during 2010.  The interest income from these investments is recognized as the investments mature.

Redeemable Warrants

The quarterly fiscal revaluation resulted in non-cash adjustments to the Redeemable Warrants Liability on March 31, 2011 and 2010 of approximately $301,000 and $(1,336,000), respectively, representing an increase of $1,637,000.  See “Note 10: Fair Value”.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2011 was $1,818,000 compared to $3,925,000 for the same period in 2010, a decrease of $2,107,000 or 54%.  As of December 31, 2010, the Company had approximately $38,000,000 of New Jersey state net operating loss carry forwards (expiring in the years 2011 through 2017) available to offset future state taxable income.  In February 2011, the Company effectively sold $28,000,000 of its New Jersey state net operating loss carry forwards (for the years 2003 through 2008) for approximately $2,272,000.  Excluding the proceeds from this sale of net operating loss carry forwards, cash used in operating activities for the three months ended March 31, 2011 increased by approximately $165,000 over the prior period.  As of March 31, 2011, we had approximately $42,828,000 in Cash, Cash Equivalents and Marketable Securities, or a decrease of approximately $1,559,000 from December 31, 2010.

We have been using the proceeds from our financings with the assistance of Rodman & Renshaw, LLC (“Rodman”) as placement agent and from Fusion Capital Fund II, LLC (“Fusion Capital”) equity financing to fund operating expense and infrastructure growth including preparation for manufacturing, regulatory compliance and market development costs related to the FDA approval process for Ampligen®.  During 2009, we raised in the aggregate approximately $33,712,000 in equity financing pursuant to the two Rodman financings in May 2009 along with an aggregate of approximately $28,112,000 in equity financing pursuant to the Fusion Capital Agreement during 2008 and 2009.

Pursuant to our May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), we established an At-The-Market (“ATM”) Equity Program pursuant to which we may sell up to 32,000,000 shares of our Common Stock from time to time through Maxim as our sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  We have no obligation to sell any shares under this program, and may at any time terminate the Agreement.  During the quarter ended March 31, 2011, we sold no shares through this program and received no net cash proceeds.  As of March 31, 2011, we sold an aggregate of 520,000 shares through the ATM that resulted in net cash proceeds of approximately $293,000 and commissions paid to Maxim of approximately $12,000.

There can be no assurances that, if needed, we will be able to raise adequate funds from these or other sources.  Our inability to raise such funds, if needed, could have a material adverse effect on our ability to develop our products.  Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.  Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.  We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock.  Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders.  We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, acquisitions of intellectual property or assets, enhancements to the manufacturing process, competitive and technological advances, the regulatory processes including the commercializing of Ampligen® products or new utilization of Alferon® products.

Our ability to raise additional funds from the sale of equity securities is limited because we only have approximately 32,200,000 shares authorized but unissued and unreserved.  We were unable to gather the requisite votes at our annual stockholders’ meeting held in June 2009 to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  Since we have not been able to obtain approval to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our remaining Common Stock is limited (please see “Part II – OTHER INFORMATION, ITEM 1A. Risk Factors; We may require additional financing which may not be available; The limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes”).

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $42,828,000 in Cash, Cash Equivalents and Marketable Securities at March 31, 2011.  In the past, we had invested the excess cash in minimal risk exposure, three to twelve month interest bearing financial instruments.  However with the current state of the market and our funds well in excess of our short-term operational needs, our Board has reassessed our cash investment strategy consistent with the following objectives to:
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

While Management strives to invest our Cash and Cash Equivalents in high credit quality institutions and securities, our financial instruments are exposed to concentrations of credit risk and market change.  Additionally, at times our investments may be in excess of the Federal Deposit Insurance Corporation insurance limit or not qualified for such coverage.

ITEM 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2011 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2011, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. Legal Proceedings
(a)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al., U.S. District Court for the Southern District of Florida, Case No. 04-10129-CIV.

The Company filed a Motion for Final Judgment, which was granted by the Court and Hemispherix was awarded $188 million dollars, plus interest against JCI and former JCI officers R.B. Kebble and H.C. Buitendag.  The Company is in the process of attempting to domesticate the Final Judgment in South Africa and is being assisted by the South African law firm of Webber Wentzel.  No gain has been recorded as to account for this judgment as a gain contingency.

(b)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS.

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

On June 4, 2009, the Company filed suit in the United States District Court for the Southern District of Florida against MidSouth Capital, Inc. (“Midsouth”) and its principals seeking monetary and injunctive relief against MidSouth's tortious interference with certain financing transactions in which the Company was engaged.  The case was transferred to the Northern District of Georgia, and Holland & Knight was engaged as local counsel for the Company on November 13, 2009.  On November 19, 2009, MidSouth answered the Company's Complaint and filed a Counterclaim against the Company and The Sage Group, Inc. (“Sage”) seeking to recover between $3,900,000 and $4,800,000 for fees allegedly owed to it as a result of the same financing transactions, plus attorneys' fees and punitive damages, under various contractual, quasi contractual, and tort theories.  On January 12, 2010, the Company and Sage filed a Motion for Judgment on the Pleadings as to all parts of MidSouth's Counterclaim.  By Order dated March 31, 2010, the Court granted the Motion with respect to MidSouth's contract claim but denied it with respect to MidSouth's other claims.

In April 2011, MidSouth filed a Notice of Appeal from the Order disposing of its claims against the Company and Sage, and the Company filed a Notice of Cross Appeal from the Order granting the Defendants' Motion for Summary Judgment on the original Complaint.  The Appeals have been docketed in the Eleventh Circuit Court of Appeals, but no briefs have been filed.  Costs have been taxed in the Trial Court in favor of the Company and against MidSouth in the amount of $8,631.82.  MidSouth has requested costs against the Company in the amount of $8,876.29, but no action has been taken on that request.

   (c) Summation.

We have not recorded any loss contingencies as a result of the above matters for the year ended December 31, 2010 or three months ended March 31, 2011.  For greater detail as to legal proceedings, this section should be read in conjunction with Note 14 - Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In July 2008, the FDA accepted for review our New Drug Application (“NDA”) for Ampligen® to treat CFS, originally submitted in October 2007.  On November 25, 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA.  In accordance with its 2008 Complete Response procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues.  In December 2010, the FDA granted us a one year extension to file a response to the CRL.  The Company is diligently working to address the diagnostic challenges related to CFS.  Please see “Overview; General; Ampligen®” above for more detailed information on the current status of the NDA and CRL.

Alferon® LDO is undergoing pre-clinical testing for possible prophylaxis against influenza.  While the studies to date have been encouraging, preliminary testing in the laboratory and in animal models is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of any influenza requires prior regulatory approval. In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase II study for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  As discussed above in “Overview; General; Alferon® Low Dose Oral (LDO)”, in November 2009, the FDA placed the proposed study on clinical hold.  On December 22, 2010, the FDA informed us that it had completed its review of our complete response to the Clinical Hold and lifted the Clinical Hold, allowing our Phase II Study to proceed.

If we are unable to generate the additional data required by the FDA or if, for that or any other reason, Ampligen® or one of our other products does not receive regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved.  As of March 31, 2011, our accumulated deficit was approximately $(218,591,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available; the limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes.

The development of our products will require the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market.  As of March 31, 2011, we had approximately $42,828,000 in Cash, Cash Equivalents and Marketable Securities.  Given the harsh economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen®, and securing a strategic partner.

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

Our ability to raise additional funds from the sale of equity securities may be limited.  In this regard, we only have approximately 32,200,000 shares authorized but unissued and unreserved.  We did not gather the requisite votes at our annual stockholders’ meeting held in June 2009 to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  Since we have not been able to obtain approval to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our remaining Common Stock may be limited.

There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products or continue our operations.

Our Alferon N Injection® Commercial Sales were halted due to lack of finished goods inventory.

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired. As a result, we have no finished good product to sell at this time.  We have undertaken a major capital improvement program that continues in 2011 to enhance our manufacturing capability to produce the purified drug concentrate used in the formulation of Alferon N Injection® at our New Brunswick facility.  As a result, we anticipate that new lots of Alferon N Injection® could potentially be available in mid to late 2011.  Our agreement with a third party to formulate, package and label Alferon N Injection® has expired and we are seeking to either promptly renew our prior agreement with a third-party vendor or find another vendor that can provide the FDA approved services to be able to complete the manufacture of Alferon N Injection®.  Also, certain of the plant and equipment improvements being implemented for production of Alferon N Injection® may require FDA review prior to sale of resulting product, and each production lot of Alferon N Injection® is subject to FDA review and approval prior to releasing the lots to be sold.  In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

Although we believe that preliminary in vitro testing indicates that Ampligen® enhances the effectiveness of different drug combinations on avian influenza, preliminary testing in the laboratory is not necessarily predictive of successful results in clinical testing or human treatment and our former contract partner in Japan has raised questions about certain safety data relating to this use.

Ampligen® has been tested as a vaccine adjuvant for H5N1, a pathogenic avian influenza virus in the laboratories of Dr. Hasegawa at the National Institute of Infectious Diseases in Japan, where the preclinical data has shown activity in preventing lethal challenge with the original N5N1 viral strain used for vaccination as well as the other related, but not identical, isolates of H5N1 virus (i.e., cross-reactivity).  We had an agreement regarding Ampligen® with Biken pursuant to which we supplied Biken with proprietary information related to Ampligen® and Biken purchased Ampligen® from us for use solely in connection with evaluating Ampligen® as a candidate for adjuvant incorporated into potential influenza virus vaccines in the form of intranasal mucosal administration.  Biken concluded that it was possible that Ampligen® would not satisfy the requirements for safety as an adjuvant for influenza vaccines in Japan.  Biken’s primary concern was related to a single intravenous high dose study in rats that resulted in an apparent toxicity when doses of Ampligen® were combined with a whole viron influenza vaccine and Carboxyl Vinyl Polymer (“CVP”) or CVP alone.  Additionally in both cases of Ampligen® being combined with other product(s), the dosage utilized was several hundred times higher than the intended dosage for humans by body weight and delivered intravenously, rather than the prescribed mucosal (nasal) method.  We dispute Biken’s findings.  See “Overview; General; Other Viral Diseases” in Part I above.

No assurance can be given that positive results will be observed in clinical trials.  Use of Ampligen® in the treatment of influenza requires prior regulatory approval.  Only the FDA or other corresponding regulatory agencies world-wide can determine whether a drug is safe, effective and appropriate for treating a specific application.  As discussed above, obtaining regulatory approvals is a rigorous and lengthy process (see “Our drugs and related technologies are investigational and subject to regulatory approval.  If we are unable to obtain regulatory approval, our operations will be significantly adversely affected” above).

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

We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our Quality Assurance Group and our Clinical Monitoring Group.  We had a Supply Agreement through March 1, 2011 with Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that we would supply to Hollister-Stier.  We currently are negotiating with Hollister-Stier to renew the supply agreement.  If we are unable to renew or extend the Hollister-Stier agreement, we will need to seek out an alternative vendor to formulate and package Ampligen® so that final manufacturing steps can be undertaken.

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

Ampligen®.  We believe that Ampligen® has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated.  A mild flushing reaction has been observed in approximately 15-20% of patients treated in our various studies.  This reaction is occasionally accompanied by a rapid heart beat, a tightness of the chest, urticaria (swelling of the skin), anxiety, shortness of breath, subjective reports of “feeling hot”, sweating and nausea.  The reaction is usually infusion-rate related and can generally be controlled by reducing the rate of infusion.  Other adverse side effects include liver enzyme level elevations, diarrhea, itching, asthma, low blood pressure, photophobia, rash, transient visual disturbances, slow or irregular heart rate, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting.  These flu-like side effects typically subside within several months.  One or more of the potential side effects might deter usage of Ampligen® in certain clinical situations and therefore, could adversely affect potential revenues and physician/patient acceptability of our product.  Biken concluded that it was possible that Ampligen® would not satisfy the requirements for safety as an adjuvant for influenza vaccines in Japan.  Biken’s primary concern was related to a single intravenous high dose study in rats that resulted in an apparent toxicity when doses of Ampligen® were combined with a whole viron influenza vaccine and Carboxyl Vinyl Polymer (“CVP”) or CVP alone.  Additionally in both cases of Ampligen® being combined with other product(s), the dosage utilized was several hundred times higher than the intended dosage for humans by body weight and delivered intravenously, rather than the prescribed mucosal (nasal) method.  We dispute Biken’s findings.  See “Overview; General; Other Viral Diseases” in Part I above.

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

•	changes in U.S. or foreign regulatory policy during the period of product development;
•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;
•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
•	conditions and trends in the pharmaceutical and other industries;
•	new accounting standards;
•	overall investment market fluctuation;
•	restatement of prior financial results;
•	notice of NYSE Amex non-compliance with requirements; and
•	occurrence of any of the risks described in these "Risk Factors".

Our common stock is listed for quotation on the NYSE Amex.  For the three month period ended March 31, 2011, the closing price of our common stock has ranged from $0.45 to $0.55 per share.  We expect the price of our common stock to remain volatile.  The average daily trading volume of our common stock varies significantly.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

In May 2009 we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a universal shelf registration statement.  4,895,000 of these warrants have been exercised as of March 31, 2011.  Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants.  To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors.  In this regard we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration.  We have allocated 32,000,000 shares under this registration statement to an At-The-Market equity offering and, as of March 31, 2011, we have sold a total of 520,000 shares pursuant to this offering.

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

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, we issued an aggregate of 94,199 shares to consultants and vendors for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or pursuant to our Registration Statement on Form S-8.

We did not repurchase any of our securities during the quarter ended March 31, 2011.

ITEM 3:   Defaults upon Senior Securities

None.

ITEM 4:   Removed and Reserved

ITEM 5:   Other Information

An Employee Agreement with Wayne Springate, effective May 1, 2011 and executed May, 3, 2011, superseded that of his January 1, 2007 with following major changes:
1.	Promotion to Senior Vice President from Vice President of Operations;
2.	A one year term, with an evergreen provision initiated 120 days prior to the initial termination date, utilizing the most current agreement format for Named Executive Officers;
3.	The new agreement allows for automatic extension of term for three additional years in the case of a change of control;
4.	The opportunity for a performance bonus was increased from 20% to 25% of his base salary, but ultimately remained at the sole discretion of the Compensation Committee; and
5.	The granting of non-qualified options was increased from 20,000 to 50,000 shares.

For more detailed information, please see the Springate Employment Agreement filed herewith as Exhibit 10.1.

ITEM 6:   Exhibits

(a)           Exhibits

10.1	Employee Agreement with Wayne Springate, Senior Vice President of Operations, effective May 1, 2011 and executed May, 3, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer
& President

/s/ Charles T. Bernhardt
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: May 6, 2011