Form 10-Q
period 2011-06-30
HEMISPHERX BIOPHARMA INC
filed 2011-08-05
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
☐ Yes        ☒ No

135,481,962 shares of common stock were outstanding as of August 1, 2011.

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31, 2010	June 30, 2011
		(Unaudited)
Current assets:
Cash and cash equivalents (Note 11)	$2,920	$2,080
Marketable securities (Note 5)	32,689	29,530
Inventories (Note 4)	787	966
Prepaid expenses and other current assets	278	468

Total current assets	36,674	33,044

Property and equipment, net	4,876	4,802
Patent and trademark rights, net	794	735
Investment	35	0
Marketable securities (Note 5)	8,778	8,144
Construction in progress (Note 8)	485	802
Other assets	38	77

Total assets	$51,680	$47,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,328	$1,117
Accrued expenses (Note 6)	1,443	767
Current portion of capital lease (Note 7)	61	65

Total current liabilities	2,832	1,949
Long-term liabilities
Long-term portion of capital lease (Note 7)	96	123
Redeemable warrants (Note 10)	2,805	1,860

Total liabilities	5,733	3,932

Commitments and contingencies

Stockholders’ equity (Note 9):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	0	0
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 135,241,609 and 135,458,872, respectively	135	135
Additional paid-in capital	264,511	264,760
Accumulated other comprehensive loss	(974)	(338)
Accumulated deficit	(217,725)	(220,885)

Total stockholders’ equity	45,947	43,672

Total liabilities and stockholders’ equity	$51,680	$47,604

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2010	2011
Revenues:
Clinical treatment programs	$41	$36

Total revenues	41	36

Costs and expenses:
Production/cost of goods sold	328	204
Research and development	1,694	1,624
General and administrative	1,788	1,456

Total costs and expenses	3,810	3,284

Operating loss	(3,769)	(3,248)

Interest expense from capital leases	0	(6)
Interest and other income	93	317
Redeemable warrants valuation adjustment (Note 10)	2,260	643

Net loss	$(1,416)	$(2,294)

Basic and diluted loss per share (Note 2)	$(.01)	$(.02)

Weighted average shares outstanding, basic and diluted	133,107,607	135,375,375

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2010	2011
Revenues:
Clinical treatment programs	$73	$78

Total revenues	73	78

Costs and expenses:
Production/cost of goods sold	468	397
Research and development	3,690	3,264
General and administrative	3,757	3,255

Total costs and expenses	7,915	6,916

Operating loss	(7,842)	(6,838)

Interest expense from capital leases	0	(12)
Interest and other income	122	474
Funds received from sale of income tax net operating losses (Note 13)	0	2,272
Redeemable warrants valuation adjustment (Note 10)	924	944

Net loss	$(6,796)	$(3,160)

Basic and diluted loss per share (Note 2)	$(.05)	$(.02)

Weighted average shares outstanding, basic and diluted	132,963,622	135,320,311

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss
 (in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2010	135,241,609	$135	$264,511	$(974)	$(217,725)	$45,947

Stock issued for settlement of accounts payable	145,440	0	70	0	0	70

Equity based compensation	71,823	0	179	0	0	179

Net comprehensive loss	0	0	0	636	(3,160)	(2,524)

Balance at June 30, 2011	135,458,872	$135	$264,760	$(338)	$(220,885)	$43,672

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2011
(in thousands)
(Unaudited)

	2010	2011
Cash flows from operating activities:
Net loss	$(6,796)	$(3,160)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	192	198
Amortization of patent and trademark rights, and royalty interest	39	110
Redeemable warrants valuation adjustment	(924)	(944)
Equity based compensation	435	179
Gain on disposal of equipment	(77)	0

Change in assets and liabilities:
Inventories	0	(179)
Prepaid expenses and other current assets	212	(190)
Accounts payable	343	(140)
Accrued expenses	(812)	(676)
Net cash used in operating activities	$(7,388)	$(4,802)

Cash flows from investing activities:
Purchase of property and equipment	$(362)	$(381)
Additions to patent and trademark rights	(45)	(51)
Deposits on capital leases	(6)	(4)
Maturities of short-term and long-term investments	0	7,606
Purchase of short-term and long-term investments	(45,218)	(3,177)

Net cash provided by (used in) investing activities	$(45,631)	$3,993

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended June 30, 2010 and 2011
(in thousands)
(Unaudited)

	2010	2011
Cash flows from financing activities:
Payments on capital lease	$(15)	$(31)
Proceeds from sale of stock, net of issuance costs	293	$(0)

Net cash provided by (used in) financing activities	$278	$(31)

Net decrease in cash and cash equivalents	(52,741)	(840)

Cash and cash equivalents at beginning of period	58,072	2,920

Cash and cash equivalents at end of period	$5,331	$2,080

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$302	$70
Equipment acquired by capital lease	$70	$62
Unrealized gain (loss) on investments	$(2)	$636
Redeemable warrants valuation adjustment	$(924)	$944
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$0	$(12)

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants including the Company’s convertible debentures, which amounted to 52,641,984 and 53,244,248 shares, are excluded from the calculation of diluted net loss per share for the six months ended June 30, 2010 and 2011, respectively, since their effect is antidilutive.

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
Six Months Ended June 30,
	2010	2011
Risk-free interest rate	1.02% - 2.03%	1.40% - 2.24%
Expected dividend yield	-	-
Expected lives	5.0 yrs.	5.0 years
Expected volatility	109.72% - 110.01%	104.29% - 104.47%
Weighted average grant date fair value per options and warrants issued	$0.47 per option for 860,000 options	$0.32 per option for 430,000 options

Stock option activity during the six months ended June 30, 2010 and 2011, respectively, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	6,228,752	$2.60	6.95	$0
Options granted	993,728	0.80	9.42	0
Options forfeited	0	0	0	0
Outstanding December 31, 2010	7,222,480	$2.35	6.21	$0
Options granted	390,000	0.44	9.88	0
Options forfeited	0	0	0	0
Outstanding June 30, 2011	7,612,480	$2.25	5.92	$0
Exercisable June 30, 2011	7,568,591	$2.25	5.95	$0

Options to purchase 390,000 shares were granted to employees during the six months ended June 30, 2010 that were issued at a premium value of 110% of the NYSE Amex stock closing price and vested immediately.  The weighted average grant-date fair values of the options granted during the six months ended June 30, 2010 and 2011 were $384,000 and $126,000, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	38,333	$1.54	8.00	$0
Options granted	20,000	.66	9.50	0
Options vested	(7,778)	.66	9.50	0
Options forfeited	0	0	0	0
Outstanding December 31, 2010	50,555	$1.33	7.60	$0
Options granted	0	0	0	0
Options vested	(6,666)	0.66	9.00	0
Options forfeited	0	0	0	0
Outstanding June 30, 2011	43,889	$1.43	6.81	$0

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	2,233,432	$2.44	5.73	$0
Options granted	625,000	0.55	9.52	0
Options exercised	0	0	0	0
Options forfeited	(10,000)	2.46	0	0
Outstanding December 31, 2010	2,848,432	$2.03	5.80	$0
Options granted	40,000	0.51	9.75	0
Options exercised	0	0	0	0
Options forfeited	0	0	0	0
Outstanding June 30, 2011	2,888,432	$2.01	5.36	$0
Exercisable June 30, 2011	2,815,098	$1.99	5.57	$0

The weighted-average grant-date fair value of non-employee options granted during the six months ended June 30, 2010 and 2011 was approximately $18,700 and $12,700, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	139,584	$2.68	3.76	$0
Options granted	0	0	0	0
Options vested	(37,500)	2.81	2.50	0
Options forfeited	0	0	0	0
Outstanding December 31, 2010	102,084	$2.63	3.54	$0
Options granted	0	0	0	0
Options vested	(28,750)	2.81	2.00	0
Options forfeited	0	0	0	0
Outstanding June 30, 2011	73,334	$2.56	3.45	$0

The impact on the Company’s results of operations of recording equity based compensation for the six months ended June 30, 2010 and 2011 was to increase general and administrative expenses by approximately $435,000 and $172,000, respectively.  The impact on basic and fully diluted earnings per share for the six months ended June 30, 2010 and 2011 was $0.03 and $0.01, respectively.

As of June 30, 2010 and 2011, respectively, there was $19,000 and $129,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.  The $129,000 unrecognized equity based compensation as of June 30, 2011 will be fully expenses by June 2013.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	December 31,	June 30,
	2010	2011
Inventory work-in-process	$864	$787
Production	373	179
Spoilage	(450)	0
Finished goods, net of reserves of $250,000 at December 31, 2010 and at June 30, 2011, respectively.	0	0

	$787	$966

The production of Alferon N Injection® from the Work-In-Progress Inventory continued through January 2011 with its conversion into Active Pharmaceutical Ingredient (“API”) and is near completion for the related Final Lot Release Test.  To formulate, fill and finish Alferon N Injection® Drug Product, we require a U.S. Food and Drug Administration (“FDA”) approved third party Contract Manufacturing Organization (“CMO”).  In June 2011, our designated CMO reported to us that they had received an FDA 483 form that identified production issues that needed to be addressed prior to resumption of production.  As a result, we have deemed it necessary to seek an alternative CMO to undertake the Formulation Fill and Finish process.  When a new CMO is selected, it will be necessary to conduct tests to qualify the new CMO.  The supporting data must then be submitted to the FDA, and the CMO approved by FDA, prior to our being able to commercially sell Alferon N Injection®.  We estimate that commercial sales of Alferon N Injection® will not resume until early 2012.

Note 5: Marketable Securities

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities.  As of June 30, 2011, it was determined that some of the Marketable Securities had other than temporary impairments for a total of approximately $179,000 in loss, which has been included with interest and other income for reporting purposes.  At June 30, 2011, all securities were classified as available for sale investments and $21,991,000 were measured as Level 1 instruments and $15,683,000 were measured as level 2 instruments of the fair value measurements standard (see Note 10: Fair Value).

Securities classified as available for sale consisted of:

June 30, 2011
(in thousands)

Securities	Cost	Unrealized Gains	Unrealized Losses	Recorded Value	Short-Term Investments	Long Term Investments
Mutual Funds	$22,200	$0	$(210)	$21,990	$21,990	$0
Certificates of Deposit	2,528	10	(8)	2,530	956	1,574
Corporate Bonds	11,508	0	(126)	11,382	5,831	5,551
Foreign Bonds	1,776	0	(4)	1,772	753	1,019

Totals	$38,012	$10	$(348)	$37,674	$29,530	$8,144

December 31, 2010
(in thousands)

Securities	Cost	Unrealized Gains	Unrealized Losses	Recorded Value	Short-Term Investments	Long Term Investments
Mutual Funds	$22,200	$0	$(490)	$21,710	$21,710	$0
Certificates of Deposit	4,327	12	(5)	4,334	2,052	2,282
Corporate Bonds	13,092	0	(444)	12,648	8,173	4,475
Foreign Bonds	2,822	0	(47)	2,775	754	2,021

Totals	$42,441	$12	$(986)	$41,467	$32,689	$8,778

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

June 30, 2011
(in thousands)

	Less Than 12 Months		12 Months or Greater		Totals
Securities	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	$21,990	$(210)	$0	$0	$21,990	$(210)
Certificates of Deposit	0	0	417	(8)	417	(8)
Corporate Bonds	531	(9)	7,830	(117)	8,361	(126)
Foreign Bonds	1,019	(4)	0	0	1,019	(4)

Totals	$23,540	$(223)	$8,247	$(125)	$31,787	$(348)

December 31, 2010
(in thousands)

	Less Than 12 Months		12 Months or Greater		Totals
Securities	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	$21,710	$(490)	$0	$0	$21,710	$(490)
Certificates of Deposit	721	(5)	0	0	721	(5)
Corporate Bonds	12,649	(444)	0	0	12,649	(444)
Foreign Bonds	2,775	(47)	0	0	2,775	(47)

Totals	$37,855	$(986)	$0	$0	$37,855	$(986)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements.  Management does not believe any remaining losses represent other than temporary impairment based on our evaluation of available evidence as of June 30, 2011.

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	December 31,	June 30,
	2010	2011

Compensation	$995	$215
Professional fees	207	149
Other expenses	128	290
Other liability	113	113

	$1,443	$767

Note 7: Capital Lease

The Company has acquired equipment under capital leases as follows:

(in thousands)
Asset
Balance at
June 30, 2011
Leased Equipment included with property and equipment	$263
Less: accumulated depreciation	(40)

$223

The following is a schedule by year of future minimum lease payments under the capital leases as of June 30, 2011:

(in thousands)

2011	$52
2012	71
2013	59
2014	38
2015	23
2016	1

Total lease payments remaining	244
Less: amount representing interest	(56)

Present value of remaining minimum lease payments	188
Less: current obligations under lease obligations	(65)

Long-term capital lease obligations	$123

Minimum lease payments under the capital leases range from $576 per month to $2,994 per month and the lease periods range from 24 months to 60 months.  Imputed rates are 2% to 24% per annum.  Aggregate security deposits of $13,031 were paid and are included in other assets.

Note 8: Construction in Progress

Utilizing our Board of Directors approval of up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of Alferon®, the project has progressed to the construction phase.  Construction in progress consists of accumulated costs for the construction and installation of capital improvements and process equipment within the Company’s New Brunswick, New Jersey facility until the assets are placed into service.  As of December 31, 2010, construction in progress was $485,000 as compared to $802,000 as of June 30, 2011.  The primary purpose of this upgrade is to significantly increase our production capacity for Alferon® API.  As expected in any construction project, we are experiencing some delay due to permit issues, demolition concerns and design revisions.  We have used this time to pursue cost savings where possible, including locating and acquiring equipment from major U.S. pharmaceutical manufacturers that have recently curtailed or eliminated certain manufacturing activities or plants.  As a result, we have estimated a cost savings of approximately $800,000 to date for the project as compared to acquiring the equipment directly from the original manufacturer.

Note 9: Stockholders’ Equity

The Equity Compensation Plan effective May 1, 2004, authorized the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Plan of 2004.  Unless sooner terminated, the Equity Compensation Plan of 2004 will continue in effect for a period of 10 years from its effective date.  Prior to June 30, 2011, the Company effectively exhausted this plan by previously issuing an aggregate of 7,989,981 shares, stock options and warrants to vendors, Board Members, Directors and consultants under the 2004 Equity Compensation Plan.  The shares had prices ranging from $0.35 to $0.89 based on the NYSE Amex closing price.  The stock options had various exercise prices ranging from $1.30 to $6.00, had terms of five to ten years and vesting immediately to three years.

The Equity Incentive Plan of 2007, effective June 20, 2007, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 9,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2007.  Unless sooner terminated, the Equity Incentive Plan of 2007 will continue in effect for a period of 10 years from its effective date.  The Company issued to vendors, Board Members, Directors and consultants, shares, stock options, warrants and “Incentive Rights” under the Employee Wages or Hours Reduction Program.  Prior to June 30, 2011, the Company effectively exhausted this plan by previously issuing an aggregate of 8,980,374 shares and shares issuable upon exercise/conversion of the foregoing securities.  The aggregate shares to vendors, Board Members, Directors and consultants had prices ranging from $0.32 to $2.54 based on the NYSE Amex closing price. The stock options had various exercise prices ranging from $0.72 to $3.05, terms of ten years and vesting over varying periods.

The Company utilized the Black-Scholes-Merton Pricing Model to arrive at the fair value of the stock options which had been issued during the six months ended June 30, 2011 and accordingly recorded approximately $138,000 as equity based compensation for these issuances during this period.  The stock options are generally priced at a premium of 110% of the stock’s NYSE Amex Closing Price on the effective date of issuance or contractual agreement with vesting immediate upon grant.

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009.  Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date.  As of June 30, 2011, the Company issued 4,052,268 securities to Directors and consultants consisting of an aggregate 738,808 shares of common stock and options to purchase 3,313,460 shares.  The shares issued to consultants had prices ranging from $0.40 to $0.68 based on the NYSE Amex closing price.

The aggregate stock options had various exercise prices ranging from $0.41 to $2.81, had terms of ten years and vested immediately upon grant.

Pursuant to a May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), the Company established an At-The-Market (“ATM”) Equity Program pursuant to which the Company may sell up to 32,000,000 shares of its Common Stock from time to time through Maxim as its sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  The Company has no obligation to sell any shares under this program, and may at any time terminate the Agreement.  During the six months ended June 30, 2011, the Company sold no shares through this program and received no net cash proceeds.  As of June 30, 2011, the Company has sold an aggregate of 520,000 shares that resulted in net cash proceeds of approximately $293,000 and commissions paid to Maxim of approximately $12,000.

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

Fair value at June 30, 2011, was estimated using the following assumptions:

Underlying price per share	$0.39
Exercise price per share	$1.31-$1.65
Risk-free interest rate	0.77%-1.00%
Expected holding period	2.88-3.38 yrs.
Expected volatility	115.71%-120.55%
Expected dividend yield	None

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

The Monte Carlo Simulation has consistently incorporated a 5.0% probability of a Fundamental Transaction from the initial valuation of May 2009 through June 30, 2011.

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $1,860,000 at June 30, 2011.  There were no other financial instruments at June 30, 2011.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its warrant liability for those warrants with a cash settlement feature at fair value.  As of June 30, 2011, the Company had no derivative assets or liabilities.

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

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  As of June 30, 2011, the Company has classified the Warrants with cash settlement features as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2011:
	Total	Level 1	Level 2	Level 3
Assets
Marketable Securities	$37,674,000	$21,991,000	$15,683,000	$0
Liabilities
Warrants	1,860,000	0	0	1,860,000
Total	$39,534,000	$21,991,000	$15,683,000	$1,860,000

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable
	Warrants
	(in thousands)
	2010	2011
Balance at January 1	$3,684	$2,805
Fair value adjustment at March 31	1,336	(302)
Balance March 31	$5,020	$2,503
Fair value adjustment at June 30	(2,260)	(643)
Balance June 30	$2,760	$1,860

NOTE 11: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE 12: Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) had published FASB Accounting Standards Updates 2011-01 & 02, related to the accounting treatment of Receivables that became effective on June 15, 2011, along with Updates 2011-03, 04 & 05, that are effective for fiscal years beginning after December 15, 2011.  The adoption of these five published FASB Accounting Standards Updates by their respective effective dates have been deemed by Management to have no material effect on the Company’s financial statements for the six months ended June 30, 2011.

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

NOTE 14: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued.  A Board approved “Margin Account” was established with Wells Fargo Advisors for which the proceeds of the indebtedness are restricted to effectively serving the Company as a line of credit to finance the capital improvements underway at the New Brunswick, New Jersey Manufacturing facility (see Note 8: Construction in Progress).  In order to establish this Margin Account on July 26, 2011, with a dollar value of $4 million, the Company has pledged, restricted from sale and segregated approximately $8 million of its Marketable Securities in order to maintain a two to one ratio of approved debt to collateral.  With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities.  While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 3% per annum, based on the prevailing “Wells Fargo Base Rate” less 2.75%, applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding).  Otherwise, the Company has determined that no other subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the six months ended June 30, 2011.

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

Our current strategic focus is derived from four applications of our two core pharmaceutical technology platforms Ampligen® and Alferon N Injection®.  The commercial focus for Ampligen® includes application as a treatment for Chronic Fatigue Syndrome (“CFS”) and as a vaccine enhancer (adjuvant) for both therapeutic and preventative vaccine development.  Alferon N Injection® is a Food and Drug Administration (“FDA”) approved product with an indication for refractory or recurring genital warts and currently under a clinic study targeting influenza.  Alferon® LDO (Low Dose Oral) is a formulation currently under development targeting influenza.

We own and operate a 43,000 sq. ft. FDA licensed manufacturing facility in New Brunswick, New Jersey that was primarily designed to produce Alferon®.  On September 16, 2009, our Board of Directors approved up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of three products: Alferon N Injection®, Alferon® LDO and Ampligen®.  We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

Ampligen®

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”).  Over its developmental history, Ampligen® has received various designations, including Orphan Drug Product Designation (FDA), Treatment Investigational New Drug (“IND”) (e.g., treatment investigational new drugs, or “Emergency” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality).  Ampligen® represents the first drug in the class of large (macromolecular) RNA (nucleic acid) molecules to apply for New Drug Application (“NDA”) review.  Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen® may have broad-spectrum anti-viral and anti-cancer properties.  Over 1,000 patients have participated in the Ampligen® clinical trials representing the administration of more than 90,000 doses of this drug.

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

We estimate that it could take approximately 18 months to three years to complete an Ampligen® clinical study from the date of our commencement of the study for resubmission to the FDA under the industry norm of three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA.  The actual duration to complete the clinical study may be different based on the final design of an accepted FDA clinical Phase III study, availability of participants, clinical sites, when the study commences and any other factors that could impact the implementation of the study, analysis of results, or requirements of the FDA and other governmental organizations.

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

Aside from the foregoing, we cannot determine or estimate what diagnostic test or tests may eventually be used to identify potential participants, additional studies and/or additional testing or information that the FDA may require. Accordingly, as of this time, we are unable to estimate the nature, timing, costs and necessary efforts to obtain FDA clearance, the anticipated completion dates or whether we will obtain FDA clearance.

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

In the October 8, 2009 issue of Science Express, a consortium of researchers from the Whittemore Peterson Institute for Neuro-Immune Disease, a Nevada non-profit corporation (“WPI”), the National Cancer Institute and the Cleveland Clinic reported their observation of a new retrovirus, xenotropic murine leukemia related virus (“XMRV”) in the blood cells of 67% of CFS patients and 3.7% in healthy control subjects.  They also observed that the infectious virus was greater than 99% identical to that previously detected in prostate cancer.  Retrospective analyses of patient samples from the completed Phase III trial of Ampligen® in potential treatment of CFS continues in collaboration with WPI.  On July 20, 2011, we renewed our agreement with WPI, effective February 1, 2011, whereby they continue to evaluate Hemispherx’ patient samples for XMRV using WPI’s flow cytometry assay.  This renewed agreement terminates when WPI concludes the assigned work, or at the end of a term of twelve months commencing on the effective date, whichever is first to occur.

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment.  The data collected from the AMP 511 protocol provides safety data on the use of Ampligen® in patients to identify adverse events that occur in a patient to determine if it is related to the drug being tested or other health problems identified in trial participants.  We have recently amended this protocol to include testing patient samples for XMRV in order to observe a possible relationship between a patient’s response to Ampligen® and XMRV viral activity.  The revised protocol was submitted to the FDA for review in May 2011, and no comments have been received, thereby allowing us to implement the revised protocol.

On June 2, 2011, the U.S. Department of Health and Human Services’ National Institutes of Health (“NIH”) released a report entitled “Origins of XMRV deciphered, undermining claims for a role in human disease” which stated the XMRV virus is unlikely to be responsible for either prostate cancer or Chronic Fatigue Syndrome, rather that the apparent association of XMRV with human disease was most likely due to the contamination of the blood samples.

However in June 2011, the NIH updated two pages on its website, affirming its plan to continue with two multicenter studies in which the Whittemore Peterson Institute and other laboratories are participating.  As a result, the NIH appears prepared to continue to fund studies to determine whether results of recent studies can be replicated.  We believe that these studies may provide further perspective on the design of an additional confirmatory Phase III study in this disorder.

On March 2, 2011, we jointly filed a provisional United States patent application on a blood test for CFS with Chronix Biomedical ("Chronix").  This experimental approach utilized in the Chronix test analyzes fragments of DNA often released into the bloodstream during the process of apoptosis or programmed cell death to measure alterations in specific regions of the chromosome, which can be detected as distinctive "signatures" in cell-free blood-borne DNA.  The patient-unique signatures captured by Chronix’ technology may prove useful as a companion diagnostic and to provide information about the disease process to help pharmaceutical companies select the most efficacious drug candidates.  Hemispherx and Chronix are currently collaborating in the utilization of this process towards the development of a diagnostic tool for CFS.

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

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired.  The production of Alferon N Injection® from the Work-In-Progress Inventory continued into January 2011 with its conversion into Active Pharmaceutical Ingredient (“API”) and is near completion for the related Final Lot Release Test.  To formulate, fill and finish Alferon N Injection® Drug Product, we require a U.S. Food and Drug Administration (“FDA”) approved third party Contract Manufacturing Organization (“CMO”).  In June 2011, our designated CMO reported to us that they had received an FDA 483 form that identified production issues that needed to be addressed prior to resumption of production.  As a result, we have deemed it necessary to seek an alternative CMO to undertake the Formulation Fill and Finish process.  When a new CMO is selected, it will be necessary to conduct tests to qualify the new CMO.  The supporting data must then be submitted to the FDA, and the CMO approved by FDA, prior to our being able to commercially sell Alferon N Injection®.  We estimate that commercial sales of Alferon N Injection® will not resume until early 2012.

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

On December 22, 2010, the FDA approved a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  As an element of our early stage preparation for the Phase II Study, we are conducting a confirmatory study for systemic effects in peripheral blood leukocytes following treatment with Alferon® LDO.  The outcome of this confirmatory study will allow us to better evaluate the potential effectiveness of this product and determine the cost/benefit of proceeding with this study of seasonal and pandemic influenza.

Other Viral Diseases

Ampligen® as a mucosal adjuvant with vaccine had been studied at Japan’s National Institute of Infectious Disease (“NIID”) and at Biken (the for profit operational arm of the Foundation for Microbial Diseases of Osaka University).  Investigators from Japan’s NIID had conducted studies in animals that suggested that Ampligen® could stimulate a sufficiently broad immune response to provide cross-protection against a range of virus genetic types, including H5N1 and derivative clades.  Japan’s Council for Science & Technology Policy (“CSTP”), a cabinet level position, awarded funds from Japan’s CSTP to advance research with influenza vaccines utilizing Ampligen®.

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

In April 2011, we received correspondence from Biken confirming that the MEA had expired without completion of the Evaluation Program along with their intension not to extend or replace the expired MEA with another agreement.  Biken noted in that correspondence that it previously had concluded that “it was possible that Ampligen® would not satisfy the requirements for safety as an adjuvant for influenza vaccines” in Japan and that, after rechecking Hemispherx’ basis for disagreement with that finding, it concluded that it could not reconcile the differences between Hemispherx’ and its interpretation of experimental results regarding the evaluation of Ampligen® as a candidate adjuvant in influenza vaccines.  Biken’s primary concern was related to a single intravenous high dose study in rats that resulted in an apparent toxicity when doses of Ampligen® were combined with a whole viron influenza vaccine and Carboxyl Vinyl Polymer (“CVP”) or CVP alone.  Additionally in both cases of Ampligen® being combined with other product(s), the dosage utilized was several hundred times higher than the intended dosage for humans by body weight and delivered intravenously, rather than the prescribed mucosal (nasal) method.  More specifically, we communicated the following points to refute Biken’s interpretation of Ampligen® safety data:
•
The safety of Ampligen® has been demonstrated by the large body of safety data in humans and in relevant pre-clinical models that were generated to support Hemispherx’ NDA for CFS, which was filed with the FDA;

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

Dr. Hideki Hasegawa, M.D., Ph.D., Chief of Laboratory of Infectious Disease Pathology for the Department of Pathology for the NIID, undertook studies in 2009, continuing into 2010, that focused on mucosal immunity and the inherent advantages of a vigorous immune response to respiratory pathogens.  Dr. Hasegawa has published data that the formulation of pandemic vaccine mixed with Ampligen® increases immuno-genicity and may demonstrate cross protection against mutated strains.  Dr. Hasegawa has expressed a desire to continue the preclinical development, and as such, he continues to organize and participate in meetings with other qualified corporate vaccine partners in Japan who have intranasal vaccines under development along with necessary facilities to test, develop and commercialize the vaccine enhancement utilizing Ampligen® in an attempt to achieve cross-protection against pandemic strains in a commercial environment.

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine.  This study is similar to the initial studies of influenza application conducted at Japan’s NIID noted above.  The primary objective of this study is to evaluate the safety of three cycles of intranasal Ampligen® administered three days following each intranasal dose of seasonal influenza vaccine.  Secondary objectives of this study include evaluation of various immune responses to the trivalent seasonal influenza vaccine administered intranasally with and without Ampligen®.

In April 2010, we began the process to undertake a clinical study with Max Neeman International, a leading and large clinical research organization in India.  This collaborative clinical research effort is intended to utilize Alferon N Injection® for treatment of seriously ill patients hospitalized with either seasonal influenza or pandemic influenza.  The Indian site selection process was initiated and we obtained approval to begin the study from the Indian Drugs Controller General on July 13, 2010.  We began enrolling subjects in September 2010 and continue to enroll subjects through the current monsoon season, which has a reduced frequency of influenza among the population.  As of June 30, 2011, we have five operational Clinical Investigative Sites, with the potential to add additional sites, and sixteen patients have completed the study.  Our Study has progressed at a rate slower than originally projected with difficulties encountered in the process of screening for subjects who were stricken only with influenza.  In an attempt to expedite the process to qualify study subjects, we have added a second “point of care” screening test which continues to be implemented at the sites as we prepare for the upcoming flu season.  It is our objective to qualify and enroll sixty patients for the study.

In June 2011, we entered into a Material Transfer and Research Agreement with the University of Pennsylvania’s School of Medicine to provide Ampligen® for testing as a vaccine adjuvant in a human clinical study in ovarian cancer.  This study is a Phase I/II randomized clinical trial for subjects with recurring ovarian, fallopian tube or primary peritoneal cancer to determine the feasibility and safety as well as immunogenicity of a vaccine comprised of autologous oxidized tumor cell lysate (“OC-L”) administered by intradermal/subcutaneous injection in combination with intravenous Ampligen®.  The OC-L vaccine is an experimental cancer immunotherapy under development by the University of Pennsylvania.  This study represents the first use of Ampligen® as a cancer vaccine adjuvant in a randomized clinical study with and without Ampligen®.

In July 2011, a new United States Patent was granted for the use of Ampligen® as a vaccine adjuvant for use with seasonal influenza vaccine to induce an enhanced immune response against H5N1 avian influenza.  The patent describes a method using intranasal administration of Ampligen® along with a seasonal influenza vaccine to enhance an immune response against a H5N1 avian influenza infection compared to the administration of seasonal influenza vaccine alone.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year.  The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010.  For the six months ended June 30, 2011, the Company contributions towards the 401(k) Plan were $84,000.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2011 versus three months ended June 30, 2010

Net Loss

Our net loss was approximately $2,294,000 for the three months ended June 30, 2011, an increase of $878,000 or 62% when compared to the same period in 2010.  This increase in loss for these three months was primarily due to the following changes in expense elements:

1)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $643,000 in 2011 as compared to non-cash net gain of $2,260,000 for the same period in 2010 (See Note 10); offset by:

2)	a decrease in Research and Development costs of approximately $70,000 or 4%;

3)	a decrease in General and Administrative expenses of approximately $332,000 or 19%;

4)	an increase in interest income of $224,000 from funds invested in marketable securities; and

5)	a decrease in Production/Cost of Goods Sold of approximately $124,000 or 38%.

Net loss per share was $(0.01) for the current three month period versus $(0.01) per share for the same period in 2010.  The number of shares of our Common Stock outstanding as of June 30, 2011 was 135,458,872.

Revenues

Revenues from our Ampligen® Cost Recovery Program decreased $5,000 or 12% for the second quarter of 2011 as compared to the same time period of 2010.  Although the number of patients increased 21% in the three months ended June 30, 2011 there were a number of shipments to patients on compassionate care which resulted in a lower revenue for the period.  As previously stated, we have no Alferon N Injection® product to commercially sell at this time and all revenue was generated from the Ampligen® cost recovery clinical treatment programs.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $204,000 and $328,000, respectively, for the three months ended June 30, 2011 and 2010.  This decrease of $124,000 or 38% was primarily due to the lower cost to maintain existing Alferon N Injection® and Ampligen® inventory including storage, stability testing, transport and reporting costs.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2011 were approximately $1,624,000 as compared to $1,694,000 for the same period a year ago reflecting a slight decrease of $70,000 or 4%.  The R&D efforts during this three month period in 2011 included clinical costs along with research and development costs related to Alferon® LDO as we undertake a confirmatory study, which will help us to further evaluate the potential effectiveness of this product and determine the cost/benefit of proceeding with this study of seasonal and pandemic influenza.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2011 and 2010 were approximately $1,456,000 and $1,788,000, respectively, reflecting a decrease of $332,000 or 19%.  The lower G&A expenses in 2011 consisted primarily of a decrease of $215,000 in legal fees due to settlement in 2010 of various legal proceedings and lower stock compensation expense of $249,000 for stock options issued due to the lower market value of the Company stock in 2011.

Interest and Other Income

Interest and other income for the three months ended June 30, 2011 and 2010 was approximately $317,000 and $93,000, respectively, representing an increase of $224,000 or 241%.  The primary cause for the increase of interest income in 2011 was the investment into a diverse portfolio of short and long term investments during 2010.  The interest income from these investments is recognized as the investments mature.

Redeemable Warrants

The quarterly fiscal revaluation resulted in non-cash adjustments to the Redeemable Warrants Liability on June 30, 2011 and 2010 of approximately $643,000 and $2,260,000, respectively, representing a decrease of $1,617,000.  See “NOTE 10: Fair Value”.

Six months ended June 30, 2011 versus Six months ended June 30, 2010

Net Loss

Our net loss was approximately $3,160,000 for the six months ended June 30, 2011, a decrease of $3,636,000 or 54% when compared to the same period in 2010.  This decrease in loss for these six months was primarily due to the following changes in expense elements:

1)	a decrease in Research and Development costs of approximately $426,000 or 12%;

2)	a decrease in General and Administrative expenses of approximately $502,000 or 13%;

3)	an increase in interest income of $352,000 from funds invested in marketable securities;

4)	the receipt of funds from the sale of State New Jersey tax net operating losses for years 2003 to 2008 for $2,272,000 (See ”NOTE 13: Funds Received From Sale Of Income Tax Net Operating Losses”);

5)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $944,000 in 2011 as compared to non-cash net gain of $924,000 for the same period in 2010 (See “NOTE 10: Fair Value”); and

6)	a decrease in Production/Cost of Goods Sold expenses of approximately $71,000 or 15%.

Net loss per share was $(0.02) for the current six month period versus $(0.05) per share for the same period in 2010.  The number of shares of our Common Stock outstanding as of June 30, 2011 was 135,458,872.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased $5,000 or 7% for the first six months of 2011 as compared to the same time period of 2010 due to a 32% increase in the number of patients participating in the program offset by a number of shipments being made to patients on compassionate care.  As previously stated, we have no Alferon N Injection® product to commercially sell at this time and all revenue was generated from the Ampligen® cost recovery clinical treatment programs.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $397,000 and $468,000, respectively, for the six months ended June 30, 2011 and 2010.  This decrease of $71,000 or 15% was primarily due to the lower cost to maintain existing Alferon N Injection® and Ampligen® inventory including storage, stability testing, transport and reporting costs due to our efforts to reduce the production costs of Alferon N Injection® for potential future commercial sales.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2011 were approximately $3,264,000 as compared to $3,690,000 for the same period a year ago reflecting a decrease of $426,000 or 12%.  The primary factors for the decrease in expenses were decreased clinical costs and research and development costs related to Alferon® LDO as we undertake a confirmatory study, which will help us to further evaluate the potential effectiveness of this product and determine the cost/benefit of proceeding with this study of seasonal and pandemic influenza.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2011 and 2010 were approximately $3,255,000 and $3,757,000, respectively, reflecting a decrease of $502,000 or 13%.  The lower G&A expenses in 2011 consisted primarily of a decrease in legal fees due to settlement in 2010 of various legal proceedings.

Interest and Other Income

Interest and other income for the six months ended June 30, 2011 and 2010 was approximately $474,000 and $122,000, respectively, representing an increase of $352,000 or 289%.  The primary cause for the increase of interest income in 2011 was the investment into a diverse portfolio of short and long term investments during 2010.  The interest income from these investments is recognized as the investments mature.

Sale of New Jersey Tax Net Operating Loss

In February 2011, the Company received $2,272,000 from the sale of the State New Jersey tax net operating losses for years 2003 to 2008. (See “NOTE 13: Funds Received From Sale of Income Tax Net Operating Losses”).

Redeemable Warrants

The fiscal revaluation for the six month period resulted in non-cash adjustments to the Redeemable Warrants Liability on June 30, 2011 and 2010 of approximately $944,000 and $924,000, respectively, representing an increase of $20,000.  (See “NOTE 10: Fair Value”).

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2011 was $4,802,000 compared to $7,388,000 for the same period in 2010, a decrease of $2,586,000 or 35%.  This reduction in Cash used was primarily due to lower operating costs and the sale of prior years’ New Jersey Net Operating Loss in 2011.  As of December 31, 2010, the Company had approximately $38,000,000 of New Jersey state net operating loss carry forwards (expiring in the years 2011 through 2017) available to offset future state taxable income.  In February 2011, the Company effectively sold $28,000,000 of its New Jersey state net operating loss carry forwards (for the years 2003 through 2008) for approximately $2,272,000.  Excluding the proceeds from this sale of New Jersey net operating loss carry forwards, Cash used in operating activities for the six months ended June 30, 2011 decreased by approximately $314,000 over the comparable period in 2010. As of June 30, 2011, we had approximately $39,754,000 in Cash, Cash Equivalents and Marketable Securities, or a decrease of approximately $4,600,000 from December 31, 2010.

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

Pursuant to our May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), we established an At-The-Market (“ATM”) Equity Program pursuant to which we may sell up to 32,000,000 shares of our Common Stock from time to time through Maxim as our sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  We have no obligation to sell any shares under this program, and may at any time terminate the Agreement.  During the six months ended June 30, 2011, we sold no shares through this program and received no net cash proceeds.  As of June 30, 2011, we sold an aggregate of 520,000 shares through the ATM that resulted in net cash proceeds of approximately $293,000 and commissions paid to Maxim of approximately $12,000.

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

Our ability to raise additional funds from the sale of equity securities is limited because we only have approximately 31,800,000 shares authorized but unissued and unreserved.  We were unable to gather the requisite votes at our annual stockholders’ meeting held in June 2009 to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  Since we have not been able to obtain approval to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our remaining Common Stock is limited (See “Part II – OTHER INFORMATION, ITEM 1A. Risk Factors”; We may require additional financing which may not be available; the limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes”).

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $39,754,000 in Cash, Cash Equivalents and Marketable Securities at June 30, 2011.  In prior years, we had invested the excess cash in minimal risk exposure, three to twelve month interest bearing financial instruments.  However with the current state of the market and our funds well in excess of our short-term operational needs, our Board has reassessed our cash investment strategy consistent with the following objectives to:
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

ITEM 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of June 30, 2011 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2011, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. Legal Proceedings

(a)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al.,U.S. District Court for the Southern District of Florida, Case No. 04-10129-CIV.

The Company filed a Motion for Final Judgment, which was granted by the Court and Hemispherx was awarded $188 million dollars, plus interest against JCI and former JCI officers R.B. Kebble and H.C. Buitendag.  The Company is attempting to domesticate the Final Judgment in South Africa and is being assisted by the South African law firm of Webber Wentzel.  The action to domesticate has been filed in South Africa.  No gain has been recorded for this judgment as it is too early in these proceedings to predict an outcome.

(b)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS.

On July 31, 2009, Cato Capital LLC (“Cato”) filed suit asserting that under a November 2008 agreement, the Company owes Cato a placement fee for certain investment transactions.  The Complaint seeks damages in the amount of $5,000,000 plus attorneys’ fees.  The Company filed an Answer on August 20, 2009.  On October 13, 2009, Cato filed a Motion seeking leave to file an Amended Complaint which proposed that Cato be permitted to add The Sage Group as an additional defendant and to bring additional causes of action against the Company arising from the defenses contained in the Answer, and increase the total amount sought to $9,830,000, plus attorneys’ fees and punitive damages.  The Company filed a response objecting to the Motion, and also filed a Motion to Disqualify Cato’s Delaware attorneys on basis of a conflict of interest.  On September 14, 2010, the Court granted the Company’s Motion to Disqualify Cato’s Delaware attorneys.  Also on September 14, 2010, the Court granted Cato’s Motion for Leave to file an Amended Complaint, but specifically indicated that the Company could file a Motion to Dismiss, raising the arguments that the Company had previously made in response to Cato’s Motion for Leave to file an Amended Complaint.  On September 16, 2010, Cato filed its Amended Complaint, and on September 30, 2010, the Company filed a Motion to dismiss all the counts of the Amended Complaint against the Company other than the breach of contract count.  The timeframe for the Court's disposition of the Motion to Dismiss cannot be ascertained.  In addition pursuant to an indemnification responsibility, the Company has also retained counsel to undertake the defense of the Sage Group, and a motion to dismiss has been filed on behalf of the Sage Group seeking to dismiss all claims against the Sage Group.  Both motions to dismiss have been fully briefed and are awaiting disposition by the Court.  The Parties await a scheduling conference with the Court which will establish Discovery, Motion and other applicable dates.

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

The parties conducted discovery and subsequently, all parties filed Motions for Summary Judgment.  By Order dated March 9, 2011, the Court granted the Company's Motion on all the remaining counts of MidSouth's counterclaim, granted Sage's Motion with respect to MidSouth's claims against Sage, and granted MidSouth's Motion with respect to the Company's original Complaint against MidSouth. Costs have been taxed in the Trial Court in favor of the Company and against MidSouth in the amount of $8,631.82, and in favor of Midsouth and against the Company in the amount of $7,916.90.

In April 2011, MidSouth filed a Notice of Appeal from the Order disposing of its claims against the Company and Sage, and the Company filed a Notice of Cross Appeal from the Order granting the Defendants' Motion for Summary Judgment on the original Complaint.  The parties' principal briefs have been filed in the Court of Appeals.  The Court has not indicated if it will hear oral argument.  There is no deadline for the Court to decide the appeals.

(c)	Summation.

We have not recorded any loss contingencies as a result of the above matters for the year ended December 31, 2010 or six months ended June 30, 2011.  For greater detail as to legal proceedings, this section should be read in conjunction with NOTE 14 - Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In July 2008, the FDA accepted for review our NDA for Ampligen® to treat CFS, originally submitted in October 2007.  On November 25, 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA.  In accordance with its 2008 Complete Response procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues.  In December 2010, the FDA granted us a one year extension to file a response to the CRL.  The Company is diligently working to address the diagnostic challenges related to CFS.  Please see “Overview; General; Ampligen®” and “Progress in Search of CFS Test” of Part 1, Item 2 above for more detailed information on the current status of the NDA and CRL.

The production of Alferon N Injection® from the Work-In-Progress Inventory continued into January 2011 with its conversion into Active Pharmaceutical Ingredient (“API”) and is near completion for the related Final Lot Release Test.  To formulate, fill and finish Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”).  In June 2011, our designated CMO reported to us that they had received an FDA 483 form that identified production issues that needed to be addressed prior to resumption of production.  As a result, we have deemed it necessary to seek an alternative CMO to undertake the Formulation Fill and Finish process.  When a new CMO is selected, it will be necessary to conduct tests to qualify the new CMO.  The supporting data must then be submitted to the FDA, and the CMO approved by the FDA, prior to our being able to commercially sell Alferon N Injection®.  Please see “Overview; General; Alferon N Injection®” of Part 1, Item 2 above for more detailed information.

Alferon® LDO is undergoing pre-clinical testing for possible use as prophylaxis against influenza.  While the studies to date have been encouraging, preliminary testing in the laboratory and in animal models is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of any influenza requires prior regulatory approval. In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase II study for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  As discussed above in “Overview; General; Alferon® Low Dose Oral (LDO)”, in November 2009, the FDA placed the proposed study on clinical hold.  On December 22, 2010, the FDA informed us that it had completed its review of our complete response to the Clinical Hold and lifted the Clinical Hold, allowing our Phase II Study to proceed.  As an element of our early stage preparation for the Phase II Study, we are conducting a confirmatory study for systemic effects in peripheral blood leukocytes following the treatment with Alferon® LDO.  The outcome of this study will allow us to better evaluate the potential effectiveness of this product and determine the cost/benefit of proceeding with this study of seasonal and pandemic influenza.  Please see “Overview; General; Alferon® LDO” of Part 1, Item 2 above for more detailed information.  We are unable to provide any assurances that Phase II Alferon® LDO study for the prophylaxis and treatment of seasonal and pandemic influenza will be undertaken.

If we are unable to generate the additional data or successfully complete inspections required by the FDA, determine that a clinical study is not cost/justified to undertake or if, for that or any other reason, Ampligen®, Alferon® or one of our other products or production process does not receive necessary regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved.  As of June 30, 2011, our accumulated deficit was approximately $(220,885,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available; the limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes.

The development of our products will require the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market.  As of June 30, 2011, we had approximately $39,754,000 in Cash, Cash Equivalents and Marketable Securities.  Given the harsh economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen®, and securing a strategic partner.

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

Our ability to raise additional funds from the sale of equity securities may be limited.  In this regard, we only have approximately 31,800,000 shares authorized but unissued and unreserved.  We did not gather the requisite votes at our annual stockholders’ meeting held in June 2009 to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000.  Since we have not been able to obtain approval to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our remaining Common Stock may be limited.

There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products or continue our operations.

Our Alferon N Injection® Commercial Sales were halted due to lack of finished goods inventory.

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired.  The production of Alferon N Injection® from the Work-In-Progress Inventory continued into January 2011 with its conversion into Active Pharmaceutical Ingredient (“API”) and is near completion of the Final Lot Release Test.  To formulate, fill and finish Alferon N Injection® Drug Product, we require an FDA approved third party CMO.  In June 2011, our designated CMO reported to us that they had received an FDA 483 form that identified production issues that needed to be addressed prior to resumption of production.  As a result, we have deemed it necessary to seek an alternative CMO to undertake the Formulation Fill and Finish process.  When a new CMO is selected, it will be necessary to conduct tests to qualify the new CMO.  The supporting data must then be submitted to the FDA, and the CMO approved by the FDA, prior to our being able to commercially sell Alferon N Injection®.  Due to this delay in the final external stage of the production process, we estimate that commercial sales of Alferon N Injection® will not resume until early 2012.

We have undertaken at our New Brunswick facility a major capital improvement program that continues in 2011 to enhance our manufacturing capability to produce bulk quantities of API, a purified drug concentrate used in the formulation of Alferon N Injection® at the CMO,.  As with all major changes to a FDA approved pharmaceutical manufacturing process, certain of the plant and equipment improvements being implemented for production of Alferon N Injection® may require FDA review prior to commercial sale of the resulting new product, and each production lot of Alferon N Injection® using this new process is subject to FDA review and approval prior to releasing the lots to be sold.

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

Ampligen® has been tested as a vaccine adjuvant for H5N1, a pathogenic avian influenza virus in the laboratories of Dr.Hasegawa at the National Institute of Infectious Diseases in Japan, where the preclinical data has shown activity in preventing lethal challenge with the original N5N1 viral strain used for vaccination as well as the other related, but not identical, isolates of H5N1 virus (i.e., cross-reactivity).  We had an agreement regarding Ampligen® with Biken pursuant to which we supplied Biken with proprietary information related to Ampligen® and Biken purchased Ampligen® from us for use solely in connection with evaluating Ampligen® as a candidate for adjuvant incorporated into potential influenza virus vaccines in the form of intranasal mucosal administration.  Biken concluded that it was possible that Ampligen® would not satisfy the requirements for safety as an adjuvant for influenza vaccines in Japan.  Biken’s primary concern was related to a single intravenous high dose study in rats that resulted in an apparent toxicity when doses of Ampligen® were combined with a whole viron influenza vaccine and Carboxyl Vinyl Polymer (“CVP”) or CVP alone.  Additionally in both cases of Ampligen® being combined with other product(s), the dosage utilized was several hundred times higher than the intended dosage for humans by body weight and delivered intravenously, rather than the prescribed mucosal (nasal) method.  While we have disputed Biken’s findings, the relationship has effectively ended with no further resolution to the dispute expected.  See “Overview; General; Other Viral Diseases” in Part I, Item 2 above.

No assurance can be given that positive results will be observed in clinical trials.  Use of Ampligen® or Alferon® in the treatment of influenza requires prior regulatory approval.  Only the FDA or other corresponding regulatory agencies world-wide can determine whether a drug is safe, effective and appropriate for treating a specific application.  As discussed above, obtaining regulatory approvals is a rigorous and lengthy process (see “Our drugs and related technologies are investigational and subject to regulatory approval.  If we are unable to obtain regulatory approval, our operations will be significantly adversely affected” above).  If we are unable to obtain the necessary regulatory approval in the U.S. or elsewhere, unable to generate the data of successfully completion of clinical studies, determine that a clinical study is not cost/justified to undertake or if, for that or any other reason, our operations most likely will be materially adversely affected.

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

To date, no consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents.  There can be no assurance that new patent applications relating to our products, process or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology.  It is generally anticipated that there may be significant litigation in the industry regarding patent and intellectual property rights.  Such litigation could require substantial resources from us and we may not have the financial resources necessary to enforce the patent rights that we hold.  No assurance can be made that our patents will provide competitive advantages for our products, process and technology or will not be successfully challenged by competitors.  No assurance can be given that patents do not exist or could not be filed which would have a materially adverse effect on our ability to develop or market our products or to obtain or maintain any competitive position that we may achieve with respect to our products.  Our patents also may not prevent others from developing competitive products or process using related technology.

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

Our commercialization strategy for Ampligen® may include licensing/co-marketing agreements utilizing the resources and capacities of one or more strategic partners.  We continue to seek world-wide marketing partner(s), with the goal of having a relationship in place before approval is obtained.  In parallel to partnering discussions, appropriate premarketing activities will be undertaken.  We intend to control manufacturing of Ampligen® on a world-wide basis.

Our commercialization strategy for Alferon N Injection® may include the utilization of newly employed internal functions and/or licensing/co-marketing agreements that would utilize the resources and capacities of one or more strategic partners.  Our agreement with a third party to market and sell Alferon N Injection® is outdated and we are seeking to either promptly renew our prior agreement with the same third-party vendor or find another vendor that can provide the services desired.

We cannot assure that our U.S. or foreign marketing strategy will be successful or that we will be able to establish future marketing or third party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues.  Our inability to establish viable marketing and sales capabilities would most likely have a materially adverse effect on us.  There can be no assurances that the approved Alferon N Injection® product will be returned to prior sales levels.

There are no long-term agreements with suppliers of required materials and services.  If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Alferon N Injection® and/or Ampligen®.

A number of essential materials are used in the production of Alferon N Injection®.  We do not have, but continue to work towards having long-term agreements for the supply of such materials.  There can be no assurance we can enter into long-term supply agreements covering essential materials on commercially reasonable terms, if at all.

There are a limited number of organizations in the United States available to provide the final steps in the manufacturing Alferon N Injection®.  At present, we do not have and are seeking an agreement with a third party Contract Manufacturing Organization to complete the Formulation Fill and Finish process related to the final steps in the manufacturing of Alferon N Injection® as to allow us to qualify and obtain FDA approval for the CMO and to potentially resume commercial sales by early 2012.  If we were unable to obtain this necessary service, it could adversely impact our ability to timely relaunch Alferon N Injection® for commercial sales.  In light of this contingency, there can be no assurances that the approved Alferon N Injection® product will be returned to commercial sales on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our Quality Assurance Group and our Clinical Monitoring Group.  We had a Supply Agreement through March 1, 2011 with Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that we would supply to Hollister-Stier.  We are actively negotiating with Hollister-Stier to renew the supply agreement.  If we are unable to renew or extend the Hollister-Stier agreement, we will need to seek out an alternative vendor to formulate and package Ampligen® so that final manufacturing steps can be undertaken.

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

We may not be profitable unless we can produce Ampligen®, Alferon N Injection® or other products in commercial quantities at costs acceptable to us.

We have never produced Ampligen® or any other products in large commercial quantities.  We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable.  We intend to utilize third party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities.  If we cannot manufacture commercial quantities of Ampligen® or enter into third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.  Also, each production lot of Alferon N Injection® is subject to FDA review and approval prior to releasing the lots to be sold.  This review and approval process could take considerable time, which would delay our having product in inventory to sell.  There can be no assurances that the approved Alferon N Injection® product will be returned to commercial sales on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligen®, Alferon N Injection® or other of our products results in adverse effects.  This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies or others manufacturing these products on our behalf.  Our future operations may be negatively affected from the litigation costs, settlement expenses and lost product sales inherent to these claims.  While we will continue to attempt to take appropriate precautions, we cannot assure that we will avoid significant product liability exposure.

We maintain Products Liability and Clinical Trial insurance world-wide coverage for Ampligen® and Alferon®.  However even with retaining Products Liability and Clinical Trial insurance coverage for Ampligen®, Alferon N Injection® and Alferon® LDO, a claim against the products could have a materially adverse effect on our business and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligen®, Alferon N Injection® or other of our products results in adverse effects.  This liability might result from domestic or international claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies, insurance companies or others manufacturing these products on our behalf.  Our future operations may be negatively affected from the litigation costs, settlement expenses and lost product sales inherent to these claims.  While we will continue to attempt to take appropriate precautions, we cannot assure that we will avoid significant product liability exposure.

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

Our common stock is listed for quotation on the NYSE Amex.  For the six months ended June 30, 2011, the closing price of our common stock has ranged from $0.37 to $0.55 per share.  We expect the price of our common stock to remain volatile.  The average daily trading volume of our common stock varies significantly.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

In May 2009 we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a universal shelf registration statement.  4,895,000 of these warrants have been exercised as of June 30, 2011.  Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants.  To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors.  In this regard we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration.  We have allocated 32,000,000 shares under this registration statement to an At-The-Market equity offering and, as of June 30, 2011, we have sold a total of 520,000 shares pursuant to this offering.

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

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011, we issued an aggregate of 145,440 shares to consultants and vendors for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or pursuant to our Registration Statement on Form S-8.

We did not repurchase any of our securities during the six months ended June 30, 2011.

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

101
The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer
& President

/s/ Charles T. Bernhardt
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: August 5, 2011