Form 10-Q
period 2011-09-30
HEMISPHERX BIOPHARMA INC
filed 2011-11-09
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

135,566,471 shares of common stock were outstanding as of November 1, 2011.

PART I - FINANCIAL INFORMATION
ITEM 1:   Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31, 2010	September 30, 2011
		(Unaudited)
Current assets:
Cash and cash equivalents (Note 13)	$2,920	$4,022
Marketable securities – Unrestricted (Note 5)	32,689	27,702
Marketable securities – Restricted (Note 6)	0	1,035
Inventories (Note 4)	787	1,089
Prepaid expenses and other current assets	278	371

Total current assets	36,674	34,219

Property and equipment, net	4,876	4,737
Patent and trademark rights, net	794	725
Investment	35	0
Marketable securities - Unrestricted(Note 5)	8,778	2,457
Marketable securities – Restricted (Note 6)	0	2,107
Construction in progress (Note 9)	485	1,213
Other assets	38	77

Total assets	$51,680	$45,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,328	$1,576
Accrued expenses (Note 7)	1,443	814
Margin Account Loan (Note 10)	0	1,156
Current portion of capital lease (Note 8)	61	57

Total current liabilities	2,832	3,603
Long-term liabilities
Long-term portion of capital lease (Note 8)	96	112
Redeemable warrants (Note 12)	2,805	1,247

Total liabilities	5,733	4,962

Commitments and contingencies

Stockholders’ equity (Note 11):
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	0	0
Common stock, par value $0.001 per share, authorized 200,000,000 shares; issued and outstanding 135,241,609 and 135,537,970, respectively	135	135
Additional paid-in capital	264,511	264,930
Accumulated other comprehensive loss	(974)	(867)
Accumulated deficit	(217,725)	(223,625)

Total stockholders’ equity	45,947	40,573

Total liabilities and stockholders’ equity	$51,680	$45,535

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,
	2010	2011
Revenues:
Clinical treatment programs	$35	$45

Total revenues	35	45

Costs and expenses:
Production/cost of goods sold	181	217
Research and development	1,808	1,750
General and administrative	1,738	1,635

Total costs and expenses	3,727	3,602

Operating loss	(3,692)	(3,557)

Interest expense from capital leases	(5)	(9)
Interest and other income	443	212
Redeemable warrants valuation adjustment (Note 12)	(584)	614

Net loss	(3,838)	(2,740)
Unrealized gain (loss) on investments (Note 5, 6 & 14)	719	(529)

Net comprehensive loss (Note 14)	$(3,119)	$(3,269)

Basic and diluted loss per share (Note 2)	$(.02)	$(.02)

Weighted average shares outstanding, basic and diluted	134,869,730	135,496,311

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
	2010		2011
Revenues:
Clinical treatment programs		$108	$123

Total revenues		108	123

Costs and expenses:
Production/cost of goods sold		649	614
Research and development		5,498	5,014
General and administrative		5,495	4,890

Total costs and expenses		11,642	10,518

Operating loss		(11,534)	(10,395)

Interest expense from capital leases		(5)	(21)
Interest and other income		565	686
Funds received from sale of income tax net operating losses (Note 15)		0	2,272
Redeemable warrants valuation adjustment (Note 12)		341	1,558

Net loss		(10,633)	(5,900)
Unrealized gain on investments (Note 5, 6 & 14)		717	107

Net comprehensive loss (Note 14)	$	(9,916)	$(5,793)

Basic and diluted loss per share (Note 2)		$(.08)	$(.04)

Weighted average shares outstanding, basic and diluted		133,605,973	135,379,622

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2010	135,241,609	$135	$264,511	$(974)	$(217,725)	$45,947

Stock issued for settlement of accounts payable	145,440	0	71	0	0	71

Equity based compensation	150,921	0	348	0	0	348

Net comprehensive loss	0	0	0	107	(5,900)	(5,793)

Balance at September 30, 2011	135,537,970	$135	$264,930	$(867)	$(223,625)	$40,573

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2011
(in thousands)
(Unaudited)

	2010	2011
Cash flows from operating activities:
Net loss	$(10,633)	$(5,900)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	295	322
Amortization of patent and trademark rights, and royalty interest	57	161
Redeemable warrants valuation adjustment	(341)	(1,558)
Equity based compensation	659	348
Other than temporary impairment of marketable securities	0	258
Change in assets and liabilities:
Inventories	(212)	(302)
Prepaid expenses and other current assets	97	(93)
Other assets	(6)	0
Accounts payable	763	319
Accrued expenses	(749)	(629)
Net cash used in operating activities	$(10,070)	$(7,074)

Cash flows from investing activities:
Purchase of property and equipment	$(514)	$(849)
Additions to patent and trademark rights	(201)	(92)
Deposits on capital leases	(9)	(4)
Maturities of short-term and long-term investments	4,356	11,148
Purchase of short-term and long-term investments	(48,856)	(3,133)

Net cash provided by (used in) investing activities	$(45,224)	$7,070

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2010 and 2011
(in thousands)
(Unaudited)

	2010	2011
Cash flows from financing activities:
Payments on capital leases	$(27)	$(50)
Proceeds from Margin Account Loan	0	1,156
Proceeds from sale of stock, net of issuance costs	293	$(0)

Net cash provided by financing activities	$266	$1,106

Net increase (decrease) in cash and cash equivalents	(55,028)	1,102

Cash and cash equivalents at beginning of period	58,072	2,920

Cash and cash equivalents at end of period	$3,044	$4,022

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$328	$71
Equipment acquired by capital lease	$200	$62
Unrealized gain on investments	$717	$107
Redeemable warrants valuation adjustment	$(341)	$(1,558)
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$5	$21

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 52,686,158 and 53,809,659 shares, are excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2010 and 2011, respectively, since their effect is antidilutive.

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
Nine Months Ended September 30,
	2010	2011
Risk-free interest rate	1.02% - 2.03%	0.89% - 2.24%
Expected dividend yield	-	-
Expected lives	5.0 yrs.	5.0 years
Expected volatility	109.57%-110.01%	104.29%-104.88%
Weighted average grant date fair value per options and warrants issued	$0.42 per option for 1,425,000 options	$0.30 per option for 990,000 options

Stock option activity during the nine months ended September 30, 2010 and 2011, respectively, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	6,228,752	$2.60	6.95	$0
Options granted	993,728	0.80	9.42	0
Options forfeited	0	0	0	0
Outstanding December 31, 2010	7,222,480	$2.35	6.21	$0

Options granted	930,000	0.42	9.71	0

Options forfeited	0	0	0	0

Outstanding September 30, 2011	8,152,480	$2.13	5.95	$0

Exercisable September 30, 2011	8,071,924	$2.14	5.95	$0

Options to purchase 930,000 shares were granted to employees during the nine months ended September 30, 2011 at a premium value of 110% of the NYSE Amex stock closing price.  The options vest immediately to proportionately over 18 months.  The weighted average grant-date fair value of the options granted during the nine months ended September 30, 2010 and 2011 was $384,000 and $279,000, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	38,333	$1.54	8.00	$0
Options granted	20,000	0.66	9.50	0
Options vested	(7,778)	0.66	9.50	0
Options forfeited	0	0	0	0
Outstanding December 31, 2010	50,555	$1.33	7.60	$0
Options granted	40,000	0.37	10.00	0
Options vested	(9,999)	0.66	8.45	0
Options forfeited	0	0	0	0

Outstanding September 30, 2011	80,556	$0.94	8.20	$0

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	2,233,432	$2.44	5.73	$0
Options granted	625,000	0.55	9.52	0
Options exercised	0	0	0	0
Options forfeited	(10,000)	2.46	0	0
Outstanding December 31, 2010	2,848,432	$2.03	5.80	$0
Options granted	60,000	0.46	9.67	0
Options exercised	0	0	0	0
Options forfeited	0	0	0	0
Outstanding September 30, 2011	2,908,432	$2.00	5.15	$0
Exercisable September 30, 2011	2,844,473	$1.98	5.34	$0

The weighted-average grant-date fair value of non-employee options granted during the nine months ended September 30, 2010 and 2011 was approximately $225,000 and $17,000, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	139,584	$2.68	3.76	$0
Options granted	0	0	0	0
Options vested	(37,500)	2.81	2.50	0
Options forfeited	0	0	0	0
Outstanding December 31, 2010	102,084	$2.63	3.54	$0
Options granted	0	0	0	0
Options vested	(38,125)	2.81	1.75	0
Options forfeited	0	0	0	0
Outstanding September 30, 2011	63,959	$2.52	3.41	$0

The impact on the Company’s results of operations of recording equity based compensation for the nine months ended September 30, 2010 and 2011 was to increase general and administrative expenses by approximately $659,000 and $348,000, respectively.  The impact on basic and fully diluted earnings per share for the nine months ended September 30, 2010 and 2011 was $0.01 and $0.00, respectively.

As of September 30, 2010 and 2011, respectively, there was approximately $181,000 and $120,000 of unrecognized equity based compensation cost related to options granted under the Equity Incentive Plan.  The $120,000 unrecognized equity based compensation as of September, 2011 will be fully expensed by June 2013.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	December 31,	September 30,
	2010	2011
Inventory work-in-process, January 1	$864	$787
Production	373	302
Spoilage	(450)	0
Finished goods, net of reserves of $250,000 at December 31, 2010 and at September 30, 2011, respectively.	0	0
Inventory work-in-process, end of period	$787	$1,089

The production of Alferon N Injection® from the Work-In-Progress Inventory continued through January 2011 with its conversion into Active Pharmaceutical Ingredient (“API”) and is near completion for the related Final Lot Release Test.  To formulate, fill and finish Alferon N Injection® Drug Product, we require a U.S. Food and Drug Administration (“FDA”) approved third party Contract Manufacturing Organization (“CMO”).  In June 2011, our designated CMO reported to us that they had received an FDA 483 form that identified production issues that needed to be addressed prior to resumption of production.  As a result, we continue to evaluate alternative CMOs to undertake the formulation Fill and Finish process.  When a new CMO is selected, it will be necessary to conduct production tests to qualify the new CMO.  The resulting data must then be submitted to the FDA, with the CMO and finished product lots approved by FDA, prior to our being able to commercially sell Alferon N Injection®.  While timing cannot be adequately determined until the selection of a CMO is finalized, we estimate that commercial sales of Alferon N Injection® will not resume until the later part of 2012.

Note 5: Marketable Securities - Unrestricted

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities.  For the three and nine months ended September 30, 2011, it was determined that some of the Marketable Securities had other than temporary impairments of approximately $79,000 and $258,000, respectively, which has been included with interest and other income for reporting purposes.  At September 30, 2011, all of these securities were classified as available for sale investments and $21,600,000 were measured as Level 1 instruments and $8,560,000 were measured as level 2 instruments of the fair value measurements standard (see Note 12: Fair Value).

Securities classified as available for sale consisted of:

September 30, 2011
(in thousands)

Securities	Cost	Unrealized Gains	Unrealized Losses	Recorded Value	Short-Term Investments	Long Term Investments
Mutual Funds	$22,210	$0	$(610)	$21,600	$21,600	$0
Certificates of Deposit	2,528	11	(10)	2,529	1,566	963
Corporate Bonds	6,211	0	(181)	6,030	4,536	1,494

Totals	$30,949	$11	$(801)	$30,159	$27,702	$2,457

December 31, 2010
(in thousands)

Securities	Cost	Unrealized Gains	Unrealized Losses	Recorded Value	Short-Term Investments	Long Term Investments
Mutual Funds	$22,200	$0	$(490)	$21,710	$21,710	$0
Certificates of Deposit	4,327	12	(5)	4,334	2,052	2,282
Corporate Bonds	13,092	0	(444)	12,648	8,173	4,475
Foreign Bonds	2,822	0	(47)	2,775	754	2,021

Totals	$42,441	$12	$(986)	$41,467	$32,689	$8,778

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

September 30, 2011
(in thousands)

	Less Than 12 Months		12 Months or Greater		Totals
Securities	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	$21,600	$(610)	$0	$0	$21,600	$(610)
Certificates of Deposit	102	(1)	416	(9)	518	(10)
Corporate Bonds	0	0	3,259	(181)	3,259	(181)

Totals	$21,702	$(611)	$3,675	$(190)	$25,377	$(801)

December 31, 2010
(in thousands)

	Less Than 12 Months		12 Months or Greater		Totals
Securities	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	$21,710	$(490)	$0	$0	$21,710	$(490)
Certificates of Deposit	721	(5)	0	0	721	(5)
Corporate Bonds	12,649	(444)	0	0	12,649	(444)
Foreign Bonds	2,775	(47)	0	0	2,775	(47)

Totals	$37,855	$(986)	$0	$0	$37,855	$(986)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as determined by independent financial rating services.  Unrealized losses from domestic and international equities are due to market price movements.  Management does not believe any remaining losses represent other than temporary impairment based on our evaluation of available evidence as of September 30, 2011.

Note 6: Marketable Securities - Restricted

A Margin Account was established on July 26, 2011 for which the Company needs to pledge, restrict from sale and segregate marketable securities at an approximate ratio of two to one to serve as collateral for those funds withdrawn and outstanding (see Note 10: Margin Account Loan).

These restricted marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities.  As of September 30, 2011, it was determined that none of the Marketable Securities had other than temporary impairments.  At September 30, 2011, all restricted securities were classified as restricted from sale investments and $3,142,000 was measured as level 2 instruments of the fair value measurements standard (see Note 12: Fair Value).

Securities classified as restricted from sale consisted of:

September 30, 2011
(in thousands)

Securities	Cost	Unrealized Gains	Unrealized Losses	Recorded Value	Short-Term Investments	Long Term Investments
Corporate Bonds	$3,219	$0	$(77)	$3,142	$1,035	$2,107

Totals	$3,219	$0	$(77)	$3,142	$1,035	$2,107

There were no restricted marketable securities as of December 31, 2010.

Unrealized losses on investments restricted from sale

Investments restricted from sale with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

September 30, 2011
(in thousands)

	Less Than 12 Months		12 Months or Greater		Totals
Securities	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Corporate Bonds	$2,107	$(46)	$1,035	$(31)	$3,142	$(77)

Totals	$2,107	$(46)	$1,035	$(31)	$3,142	$(77)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as deemed by independent financial rating services.  Unrealized losses from domestic and international equities are due to market price movements.  Management does not believe any remaining losses represent other than temporary impairment based on our evaluation of available evidence as of September 30, 2011.

Note 7: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	December 31,	September 30,
	2010	2011

Compensation	$995	$252
Professional fees	207	165
Other expenses	128	284
Due for returned product	113	113
	$1,443	$814

Note 8: Capital Lease

The Company has acquired equipment under capital leases as follows:

(in thousands)
Asset
Balance at
September 30, 2011
Leased Equipment included with property and equipment	$263
Less: accumulated depreciation	(51)
$212

The following is a schedule by year of future minimum lease payments under the capital leases as of September 30, 2011:
(in thousands)
2011	$26
2012	72
2013	60
2014	39
2015	23
2016	1
Total lease payments remaining	221
Less: amount representing interest	(52)

Present value of remaining minimum lease payments	169
Less: current obligations under lease obligations	(57)

Long-term capital lease obligations	$112

Minimum lease payments under the capital leases range from $576 per month to $2,994 per month and the lease periods range from 24 months to 60 months.  Aggregate security deposits of $12,880 were paid and are included in other assets.

Note 9: Construction in Progress

Utilizing our Board of Directors approval of up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of Alferon®, the project has progressed to the construction phase.  Construction in progress consists of accumulated costs for the construction and installation of capital improvements and process equipment within the Company’s New Brunswick, New Jersey facility until the assets are placed into service.  As of December 31, 2010, construction in progress was $485,000 as compared to $1,213,000 as of September 30, 2011.  As of September 30, 2011, and including the construction in progress costs, approximately $1,156,000 has been spent on this project of the $4.4 million authorized by the Board.  The entire cost of this capital improvement project is currently being financed (see Note 10: Margin Account Loan).

The primary purpose of this upgrade is to significantly increase our production capacity for Alferon® API.  As expected in any construction project, we had experienced some delay due to permit issues, demolition concerns and design revisions.  Accordingly, we had used this time to pursue cost savings where possible, including locating and acquiring equipment from major U.S. pharmaceutical manufacturers that have recently curtailed or eliminated certain manufacturing activities or plants.  As a result, we have estimated a cost savings of approximately $827,000 to date for the project as compared to acquiring the equipment directly from the original manufacturer.

Note 10: Margin Account Loan

A “Margin Account” was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility (see Note 9: Construction in Progress).  In order to maintain this Margin Account, established on July 26, 2011 with an estimated maximum dollar value of $4 million, the Company needs to pledge, restrict from sale and segregate to a dedicated Margin Account its Marketable Securities at an approximate ratio of two to one of security collateral to debt undertaken.  With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities.  While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 3% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%.  On September 28, 2011, the principal loan balance of the Margin Account was undertaken for approximately $1,156,000, for which approximately $3,142,000 in Marketable Securities became restricted as dedicated collateral for the indebtedness.  As a result of the loan being outstanding for only three days at the end of the quarter, the finance charge was approximately $244 for both three and nine months ended.

Note 11: Stockholders’ Equity

The Equity Compensation Plan effective May 1, 2004, authorized the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 8,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Plan of 2004.  Unless sooner terminated, the Equity Compensation Plan of 2004 will continue in effect for a period of 10 years from its effective date.  Prior to September 30, 2011, the Company effectively exhausted this plan by previously issuing an aggregate of 7,989,981 shares, stock options and warrants to vendors, Board Members, Directors and consultants under the 2004 Equity Compensation Plan.  The shares had prices ranging from $0.35 to $0.89 based on the NYSE Amex closing price.  The stock options had various exercise prices ranging from $1.30 to $6.00, had terms of five to ten years and vesting immediately to three years.

The Equity Incentive Plan of 2007, effective June 20, 2007, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 9,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2007.  Unless sooner terminated, the Equity Incentive Plan of 2007 will continue in effect for a period of 10 years from its effective date.  The Company issued to vendors, Board Members, Directors and consultants, shares, stock options, warrants and “Incentive Rights” under the Employee Wages or Hours Reduction Program.  Prior to September 30, 2011, the Company effectively exhausted this plan by previously issuing an aggregate of 8,980,374 shares and shares issuable upon exercise/conversion of the foregoing securities.  The aggregate shares to vendors, Board Members, Directors and consultants had prices ranging from $0.32 to $2.54 based on the NYSE Amex closing price. The stock options had various exercise prices ranging from $0.72 to $3.05, terms of ten years and vesting over varying periods.

The Company utilized the Black-Scholes-Merton Pricing Model to arrive at the fair value of the stock options which had been issued during the nine months ended September 30, 2011 and accordingly recorded approximately $296,000 as equity based compensation for these issuances during this period.  The stock options are generally priced at a premium of 110% of the stock’s NYSE Amex Closing Price on the effective date of issuance or contractual agreement with vesting immediate upon grant.

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards.  A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009.  Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date.  As of September 30, 2011, the Company issued 4,696,777 securities to Directors and consultants consisting of an aggregate 817,906 shares of common stock and options to purchase 3,878,871 shares.  The shares issued to consultants had prices ranging from $0.37 to $0.68 based on the NYSE Amex closing price.

The aggregate stock options had various exercise prices ranging from $0.37 to $2.81, had terms of ten years and vested immediately upon grant.

Pursuant to a May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), the Company established an At-The-Market (“ATM”) Equity Program pursuant to which the Company may sell up to 32,000,000 shares of its Common Stock from time to time through Maxim as its sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  The Company has no obligation to sell any shares under this program, and may at any time terminate the Agreement.  During the nine months ended September 30, 2011, the Company sold no shares through this program and received no net cash proceeds.  As of September 30, 2011, the Company has sold an aggregate of 520,000 shares that resulted in net cash proceeds of approximately $293,000 and commissions paid to Maxim of approximately $12,000.

The proceeds from this financing have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development.

Note 12: Fair Value

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

Fair value at September 30, 2011, was estimated using the following assumptions:

Underlying price per share	$0.31
Exercise price per share	$1.31-$1.65
Risk-free interest rate	0.35%-1.58%
Expected holding period	2.63-3.63 yrs.
Expected volatility	114.9%-120.6%
Expected dividend yield	None

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

The Monte Carlo Simulation has consistently incorporated a 5.0% probability of a Fundamental Transaction from the initial valuation of May 2009 through September 30, 2011.

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $1,247,000 at September 30, 2011.  There were no other financial instruments at September 30, 2011.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements.  The Company measures its warrant liability for those warrants with a cash settlement feature at fair value.  As of September 30, 2011, the Company had no derivative assets or liabilities.

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

As of September 30, 2011, the Company has classified the Warrants with cash settlement features as Level 3.  Management evaluates a variety of inputs and then estimates fair value based on those inputs.  As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2011:
	Total	Level 1	Level 2	Level 3
Assets
Marketable Securities - unrestricted	$30,160,000	$21,600,000	$8,560,000	$0
Marketable Securities-restricted	3,142,000	0	3,142,000	0
Liabilities
Warrants	1,247,000	0	0	1,247,000
Total	$34,549,000	$21,600,000	$11,702,000	$1,247,000

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2010	2011
Balance at January 1	$3,684	$2,805
Fair value adjustment at March 31	1,336	(302)
Balance at March 31	$5,020	$2,503
Fair value adjustment at June 30	(2,260)	(643)
Balance June 30	$2,760	$1,860
Fair value adjustment at September 30	583	(613)
Balance September 30	$3,343	$1,247

Note 13: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 14: Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) had published FASB Accounting Standards Updates 2011-01 through 2011-09.  With the exception of Update 2011-05, Management deemed them to have no material effect on the Company’s financial statements for the nine months ended September 30, 2011.  FASB Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220)”, effective for fiscal years beginning after December 15, 2011, is related to the revision of the traditional “Consolidated Statements of Operation” to a “Consolidated Statement of Comprehensive Income”.  In transitioning to this new presentation prior to the mandatory conversion date of 2012, Management deemed that the only material change is the reflection of our “unrealized gain or (loss) on investments” after our traditional Net Loss reporting.  As of September 30, 2011, the new Consolidated Statement of Comprehensive Loss reporting approach was utilized for our presentation of financial results for both the three and nine months periods ended September 30, 2010 and 2011.

Note 15: Funds Received From Sale Of Income Tax Net Operating Losses

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

Note 16: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued.  The Company has determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the nine months ended September 30, 2011.

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

We own and operate a 43,000 sq. ft. FDA licensed manufacturing facility in New Brunswick, New Jersey that was primarily designed to produce Alferon®.  On September 16, 2009, our Board of Directors approved up to $4.4 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of three products: Alferon N Injection®, Alferon® LDO and Ampligen®.  As of September 30, 2011, and including the construction in progress costs, approximately $1,156,000 has been spent on this project.  We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

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

We estimate that it could take approximately 18 months to three years to complete an Ampligen® clinical study from the date of our commencement of the study for resubmission to the FDA under the industry norm of three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA.  The actual duration to complete the clinical study may be different based on the final FDA approved design, the availability of participants, and the availability of qualified clinical sites, when the study commences.  Other factors could also impact the implementation of the study, analysis of results, or requirements of the FDA and other governmental organizations.

Additionally, we estimate that the approximate cost to undertake the Ampligen® Phase III clinical study could range from $12,000 to $18,500 per each of the 600 participating patients, for an estimated range of total incremental costs of $7,200,000 to $11,100,000.  Our estimate is based on the belief that our experience from the prior Phase III study and established teams (e.g., Medical, Data Processing, Clinical Monitors, Statisticians, Medical Reporting) along with existing inventory and investigational protocol could produce financial efficiencies.  We believe that these efficiencies could permit our costs of undertaking a Phase III CFS study to be discounted as compared to a potential $28,500 per patient cost approximated as an industry average for running a Phase III study from scratch, as estimated and adjusted for inflation, utilizing data from the business intelligence firm Cutting Edge Information.  The actual costs of a Phase III investigation study for CFS may differ based on final design of an accepted FDA Phase III clinical study, prevailing costs to undertake clinical studies, qualification and access to CFS patients, insurance and government requirements along with other potential costs or reimbursements unknown at this time.

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

In December 2010, the FDA granted us a one year extension to file a response to the CRL based on the submission of new data concerning the potential viral etiology of CFS.  We are currently undertaking the process to file a new Request For Extension with the FDA as we diligently work with Chronix Biomedical ("Chronix") to address the diagnostic challenges related to CFS (see below).   Because of the diagnostic challenges that CFS poses and our continued work with Chronix for a predictive CFS test, we remain confident that our extension request will meet the FDA’s customary regulatory criteria of reasonableness for such an extension request.  However, we are unable to provide any assurances that the FDA will ultimately grant an additional extension of time to file a response to the CRL.

Progress In Search For CFS Test

We believe that finding an accurate diagnostic for CFS is very important and would make the study requested in the FDA’s CRL more accurate and meaningful.

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

In the October 8, 2009 issue of Science Express, a consortium of researchers from the Whittemore Peterson Institute for Neuro-Immune Disease, a Nevada non-profit corporation (“WPI”), the National Cancer Institute and the Cleveland Clinic reported their observation of a new retrovirus, xenotropic murine leukemia related virus (“XMRV”) in the blood cells of 67% of CFS patients and 3.7% in healthy control subjects.  A collaboration with WPI was initiated to undertake a retrospective analyses of patient samples from the completed Phase III trial of Ampligen® for CFS indication.  On July 20, 2011, we renewed our agreement with WPI, effective February 1, 2011, whereby they would continue to evaluate Hemispherx’ samples for XMRV.  On September 22, 2011, Sciencexpress published on their website a study entitled “Failure to Confirm XMRX/MLVs in the Blood of Patients with Chronic Fatigue Syndrome: A Multi-Laboratory Study” in which difficulty in measuring XMRV was reported and the authors concluded that current assays do not reproducibly detect XMRX/MLV in blood samples.  As a result of the reproducibility difficulties in detecting XMRV, we no longer plan to focus on a potential diagnostic tool for CFS from XMRV and are pursuing Chronix’ CFS testing program.  The collaboration with Chronix was initiated in a parallel track as the WPI collaboration.

The NIH’s Trans-NIH ME/CFS Working Group’s Frequently Asked Questions webpage currently states that “Although it appears that XMRV (xenotropic murine leukemia virus-related virus) is a contaminant and not associated with human disease, the National Institutes of Health (NIH) continues to fund studies to determine whether results of recent studies can be replicated.  Additional information will be gained from the completion of two large studies (Lipkin, National Institute of Allergy and Infectious Diseases) and the Blood XMRV Scientific Research Working Group (National Heart Lung and Blood Institute) that were initiated to study any potential connection between XMRV/MLV and human health or risks to the blood supply.  In addition, the NIH funds and will continue to fund peer reviewed, investigator-initiated research that seeks to understand the role that viruses, including retroviruses, play in the etiology of a variety of human diseases.”  These studies may provide further perspective on the design of an additional confirmatory Ampligen® Phase III clinical study related to CFS.

On March 2, 2011, we jointly filed a provisional United States patent application on a blood test for CFS with Chronix.  This experimental approach utilized in the Chronix test analyzes fragments of DNA often released into the bloodstream during the process of apoptosis or programmed cell death to measure alterations in specific regions of the chromosome, which can be detected as distinctive "signatures" in cell-free blood-borne DNA.  The patient-unique signatures captured by Chronix’ technology may prove useful as a companion diagnostic and to provide information about the disease process to help pharmaceutical companies select the most efficacious drug candidates.  Hemispherx and Chronix continue to collaborate in the utilization of this process towards the development of a diagnostic tool for CFS.

At the IACFS/ME Biennial Conference held on September 22-25, 2011 in Ottawa, Ontario, Canada, new data was presented from a recent study on a blood test for CFS based on Chronix’ technology.  The aim of this study was to find signature DNA sequences from patients with CFS compared to healthy controls with respect to their diagnostic predictive value, as well as, to potentially provide new insight into CFS biology.  DNA extracted from serum samples of CFS subjects and normal healthy controls was sequenced and compared to the human genome.  A total of about 10,000 high quality sequence reads were generated from each serum sample and four genes were identified by Multivariate Regression that separated CFS patients from the normal control group with a c-value of 0.95.  We believe that these results support additional studies with a larger CFS cohort using more powerful Massively Parallel Sequencing platforms with the aim of reduction to validate clinical assays for the diagnosis and evaluation of CFS and to explore whether the technology can be used to identify how different persons with CFS will respond to Ampligen® as compared to placebo.

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition.  The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, Nevada, and Salt Lake City, UT, provides safety data on the use of Ampligen® in patients to identify adverse events that occur in a patient to determine if it is related to the drug being tested or other health problems identified in trial participants.  We are currently enlisting new sites and continue to enroll patients for this study.  As of September 30, 2011, we had twenty-six patients participating in this open label treatment protocol.  We plan to evaluate the DNA signatures of these patients as well as a normal cohort group.

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

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired.  The production of Alferon N Injection® from the Work-In-Progress Inventory continued into January 2011 with its conversion into Active Pharmaceutical Ingredient (“API”) and is near completion for the related Final Lot Release Test.  To formulate, fill and finish Alferon N Injection® Drug Product, we require a U.S. Food and Drug Administration (“FDA”) approved third party Contract Manufacturing Organization (“CMO”).  In June 2011, our designated CMO reported to us that they had received an FDA 483 form that identified production issues that needed to be addressed prior to resumption of production.  As a result, we are evaluating alternative CMOs to undertake the formulation Fill and Finish process.  When a CMO is selected, it will be necessary to conduct production tests to qualify the new CMO.  The resulting data must then be submitted to the FDA, with the CMO and finished product lots approved by the FDA prior to our being able to commercially sell Alferon N Injection®.  While timing cannot be adequately determined until the selection of a CMO is finalized, we estimate that commercial sales of Alferon N Injection® will not resume until the later part of 2012.

We have entered into an agreement with Armada Health Care, LLC (“Armada”) for the sales, marketing and education of Alferon N Injection®.  Under this agreement, we will manufacture and supply Alferon N Injection® to Bio Ridge Pharma, LLC (”Bio Ridge”), an Armada authorized distributor that distributes specialty pharmaceuticals and which will warehouse and ship Alferon N Injection® on an exclusive basis for U.S. sales.  Additionally, Armada will provide start up and ongoing sales and marketing support.

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

On December 22, 2010, the FDA approved a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  Our confirmatory Phase II study has been delayed as we work to select a vendor to conduct a confirmatory study using gene expression measures in an attempt to identify on the systemic effects in peripheral blood leukocytes following treatment with Alferon® LDO.  The outcome of this confirmatory study will allow us to better evaluate the potential effectiveness of this product and determine the cost/benefit of proceeding with this study of seasonal and pandemic influenza.

We have recently received notice of a patent issuance regarding Alferon® LDO for the treatment in a number of different human diseases.

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

In April 2011, we received correspondence from Biken confirming that the MEA had expired without completion of the Evaluation Program along with their intention not to extend or replace the expired MEA with another agreement.  Biken noted in that correspondence that it previously had concluded that “it was possible that Ampligen® would not satisfy the requirements for safety as an adjuvant for influenza vaccines” in Japan and that, after rechecking Hemispherx’ basis for disagreement with that finding, it concluded that it could not reconcile the differences between Hemispherx’ and its interpretation of experimental results regarding the evaluation of Ampligen® as a candidate adjuvant in influenza vaccines.  Biken’s primary concern was related to a single intravenous high dose study in rats that resulted in an apparent toxicity when doses of Ampligen® were combined with a whole viron influenza vaccine and Carboxyl Vinyl Polymer (“CVP”) or CVP alone.  Additionally in both cases of Ampligen® being combined with other product(s), the dosage utilized was several hundred times higher than the intended dosage for humans by body weight and delivered intravenously, rather than the prescribed mucosal (nasal) method.  More specifically, we communicated the following points to refute Biken’s interpretation of Ampligen® safety data:

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

Dr. Hideki Hasegawa, M.D., Ph.D., Chief of Laboratory of Infectious Disease Pathology for the Department of Pathology for the NIID, undertook studies in 2009 and 2010 that focused on mucosal immunity and the inherent advantages of a vigorous immune response to respiratory pathogens.  Dr. Hasegawa has published data that the formulation of pandemic vaccine mixed with Ampligen® increases immuno-genicity and may demonstrate cross protection against mutated strains.  Dr. Hasegawa has expressed a desire to continue preclinical development of this concept, and as such, he continues to organize and participate in meetings with other qualified corporate vaccine partners in Japan who have intranasal vaccines under development along with necessary facilities to test, develop and commercialize the vaccine enhancement utilizing Ampligen® in an attempt to achieve cross-protection against pandemic strains in a commercial environment.

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine.  This study is similar to the initial studies of influenza application conducted at Japan’s NIID noted above.  The primary objective of this study is to evaluate the safety of three cycles of intranasal Ampligen® administered three days following each intranasal dose of seasonal influenza vaccine.  Secondary objectives of this study include evaluation of various immune responses to the trivalent seasonal influenza vaccine administered intranasally with and without Ampligen®.  We are currently evaluating qualified clinical sites that have the resources to support its implementation.

In April 2010, we began the process to undertake a clinical study with Max Neeman International, a leading and large clinical research organization in India.  This collaborative clinical research effort is intended to utilize Alferon N Injection® for treatment of seriously ill patients hospitalized with either seasonal influenza or pandemic influenza.  The Indian site selection process was initiated and we obtained approval to begin the study from the Indian Drugs Controller General on July 13, 2010.  We continue to enroll subjects with expectation of greater patient participation in the upcoming flu season.  As of September 30, 2011, we have eight operational Clinical Investigative Sites, with the intention of adding additional sites.  Twenty patients have completed the study with an additional three having completed the treatment phase and undertaking the thirty day follow-up observation process.  Our Study has progressed at a rate slower than originally projected due to difficulties encountered in the process of screening for subjects who were stricken only with influenza, rather than Dengue fever which shares some symptoms.  In an attempt to expedite the process to qualify study subjects, we added a second “point of care” screening test which has been implemented at the sites as we attempt to qualify subjects for the upcoming flu season.  It is our objective to qualify and enroll sixty patients for the study.

In June 2011, we entered into a Material Transfer and Research Agreement with the University of Pennsylvania’s School of Medicine to provide Ampligen® for testing as a vaccine adjuvant in a human clinical study in ovarian cancer.  This study is a Phase I/II randomized clinical trial for subjects with recurring ovarian, fallopian tube or primary peritoneal cancer to determine the feasibility and safety as well as immunogenicity of a vaccine comprised of autologous oxidized tumor cell lysate (“OC-L”) administered by intradermal/subcutaneous injection in combination with intravenous Ampligen®.  The OC-L vaccine is an experimental cancer immunotherapy under development by the University of Pennsylvania.  This study represents the first use of Ampligen® as a cancer vaccine adjuvant in a randomized clinical study with and without Ampligen®.  As of September 30, 2011, three patients are actively participating in this study.

In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA.  As of September 30, 2011, seven patients have enrolled in this eighty-eight patient Phase I-II Study of HER2 Vaccination with Ampligen® as an adjuvant in optimally treated Breast Cancer patients.  The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer.  Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu.  The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better.  Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial.  This study is actively enrolling additional patients.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year.  The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010.  For the nine months ended September 30, 2011, the Company contributions towards the 401(k) Plan were $118,000.

New Accounting Pronouncements

Refer to “Note 14: Recent Accounting Pronouncements” under Notes To Unaudited Condensed Consolidated Financial Statements.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part I; Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Three months ended September 30, 2011 versus three months ended September 30, 2010

Net Loss

Our net loss was approximately $2,740,000 for the three months ended September 30, 2011, a decrease of $1,098,000 or 29% when compared to the same period in 2010.  This decrease in loss for these three months was primarily due to the following:

1)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $614,000 in 2011 as compared to non-cash net loss of $(584,000) for the same period in 2010 (See Note 12: Fair Value); offset by:

2)	a decrease in Research and Development costs of approximately $58,000 or 3%; and

3)	a decrease in General and Administrative expenses of approximately $103,000 or 6%; offset by

4)	a decrease in interest income of $231,000 from funds invested in marketable securities; and

5)	an increase in Production/Cost of Goods Sold of approximately $36,000 or 20%.

Net loss per share was $(0.02) for the current three month period versus $(0.02) per share for the same period in 2010.  The weighted average number of shares of our Common Stock outstanding as of September 30, 2011 was 135,496,311.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased $10,000 or 29% for the third quarter of 2011 as compared to the same time period of 2010.  The number of patients increased 27% in the three months ended September 30, 2011.  As previously stated, we have no Alferon N Injection® product to commercially sell pending identification of a Fill and Finish FDA approved vendor and all revenue was generated from the Ampligen® cost recovery clinical treatment programs.  We expect this revenue to increase in coming months based on the screening of patients in the queue and the opening of new clinical sites.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $217,000 and $181,000, respectively, for the three months ended September 30, 2011 and 2010.  This increase of $36,000 or 20% was primarily due to lower facility costs in 2010 resulting from the recognition of insurance proceeds received in 2010 for storm building damages along with an increase in costs related to the transfer existing Alferon N Injection® and Ampligen® inventory to a new vendor (Bio Ridge Pharma, LLC) in coordination with the sales, marketing and education effort to be undertaken by Armada Healthcare, LLC for Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2011 were approximately $1,750,000 as compared to $1,808,000 for the same period a year ago reflecting a slight decrease of $58,000 or 3%.  The R&D efforts during this three month period in 2011 were more cost effective as compared to the prior year, the expenses incurred in 2011 included clinical costs along with research and development costs related to Alferon® LDO as we work to select a vendor to conduct a confirmatory study, which will help us to further evaluate the potential effectiveness of this product and determine the cost/benefit of proceeding with this study of seasonal and pandemic influenza.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2011 and 2010 were approximately $1,635,000 and $1,738,000, respectively, reflecting a decrease of $103,000 or 6%.  The lower G&A expenses in 2011 consisted primarily of a decrease of $32,000 in legal fees due to settlement in 2010 of various legal proceedings and lower stock compensation expense of $59,000 for stock options issued due to the lower market value of the Company stock in 2011.

Interest and Other Income

Interest and other income for the three months ended September 30, 2011 and 2010 was approximately $212,000 and $443,000, respectively, representing a decrease of $231,000 or 52%.  The primary cause for the decrease of interest income in 2011 was the investment into a more diverse and larger portfolio of short and long term investments during 2010.  Some of these investments have matured with proceeds utilized in operations, thereby diminishing the amounts available for investments and reducing the interest income earned in the three month ended September 30, 2011.  The interest income from these investments is recognized over the life of the instrument.

Redeemable Warrants

The quarterly fiscal revaluation resulted in non-cash adjustments to the Redeemable Warrants Liability on September 30, 2011 and 2010 of approximately $614,000 and $(584,000), respectively, representing a decrease of $1,198,000 (see “Note 12 Fair Value”).

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Net Loss

Our net loss was approximately $5,900,000 for the nine months ended September 30, 2011, a decrease of $4,733,000 or 45% when compared to the same period in 2010.  This decrease in loss for these nine months was primarily due to the following changes:

1)	a decrease in Research and Development costs of approximately $484,000 or 9%;

2)	a decrease in General and Administrative expenses of approximately $605,000 or 11%;

3)	an increase in interest income of $121,000 or 21% from funds invested in marketable securities;

4)	the receipt of funds from the sale of State New Jersey tax net operating losses for years 2003 to 2008 for $2,272,000 (See ”Note 15: Funds Received From Sale Of Income Tax Net Operating Losses”);

5)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $1,558,000 in 2011 as compared to non-cash net gain of $341,000 for the same period in 2010 (See “Note 12: Fair Value”); and

6)	a decrease in Production/Cost of Goods Sold expenses of approximately $35,000 or 5%.

Net loss per share was $(0.04) for the current nine month period versus $(0.08) per share for the same period in 2010.  The weighted number of shares of our Common Stock outstanding as of September 30, 2011 was 135,379,622.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased $15,000 or 14% for the first nine months of 2011 as compared to the same time period of 2010 due to a 55% increase in the number of patients participating in the program offset by a number of shipments being made to patients on compassionate care.  As previously stated, we have no Alferon N Injection® product to commercially sell at this time and all revenue was generated from the Ampligen® cost recovery clinical treatment programs.  We expect this revenue to increase in coming months based on the screening of patients in the queue and the opening of new clinical sites.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $614,000 and $649,000, respectively, for the nine months ended September 30, 2011 and 2010.  This decrease of $35,000 or 5% was primarily due to the lower cost to maintain existing Alferon N Injection® and Ampligen® inventory including storage, stability testing, transport and reporting costs due to our efforts to reduce the production costs of Alferon N Injection® for potential future commercial sales.  These savings achieved in 2011 were somewhat offset by comparison to 2010 due to last year’s recognition of insurance proceeds received for storm building damages and September 2011 costs related to the transfer of existing Alferon N Injection® and Ampligen® inventory to a new vendor (Bio Ridge Pharma, LLC) in coordination with the sales, marketing and education effort to be undertaken by Armada Healthcare, LLC for Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the nine months ended September 30, 2011 were approximately $5,014,000 as compared to $5,498,000 for the same period a year ago reflecting a decrease of $484,000 or 9%.  The primary factors for the decrease in expenses were a suspension of some clinical, research and development costs related to Alferon® LDO as we work to select a vendor to conduct a confirmatory study, which will help us to further evaluate the potential effectiveness of this product and determine the cost/benefit of proceeding with the planned study of seasonal and pandemic influenza.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2011 and 2010 were approximately $4,890,000 and $5,495,000, respectively, reflecting a decrease of $605,000 or 11%.  The lower G&A expenses in 2011 consisted primarily of a decrease in legal fees due to settlement in 2010 of various legal proceedings.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2011 and 2010 was approximately $686,000 and $565,000, respectively, representing an increase of $121,000 or 21%.  The primary cause for the increase of interest income in 2011 was that the investment into a more diverse, higher yielding portfolio of short and long term investments did not occur until early 2010.  The interest income from these investments is recognized over the life of the instrument.  However, the increase in year to date interest income in 2011 was somewhat offset by some proceeds from investments utilized in operations, thereby diminishing the amounts available for investments and proportionately reducing the flow of interest income.

Sale of New Jersey Tax Net Operating Loss

In February 2011, the Company received $2,272,000 from the sale of the State New Jersey tax net operating losses for years 2003 to 2008 (see “Note 15: Funds Received From Sale of Income Tax Net Operating Losses”).

Redeemable Warrants

The fiscal revaluation for the nine month period resulted in non-cash adjustments to the Redeemable Warrants Liability on September 30, 2011 and 2010 of approximately $1,558,000 and $341,000, respectively, representing an increase of $1,217,000 (see “Note 12: Fair Value”).

Certain Relationships and Related Transactions

During the quarter ended September 30, 2011, our internal controls identified a misstatement in our prior public disclosures, including within the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS of our Annual Report on Form 10-K for the year ended December 31, 2010.  A Related Party transaction was accurately reported that we paid Retreat House, LLC $123,200 in 2010 for the use of the property at various times for off-site meetings and lodging.  It was determined in September 2011 that the property was owned individually by Dr. William A. Carter, our Chief Executive Officer, through April 28, 2010, at which time it was transferred to Retreat House, LLC, a Virginia limited liability company that is owned by three of the children of William A. Carter and a Senior Primary Revocable Trust in which William A. Carter is the Trustee.  Dr. Carter also is the Manager of Retreat House, LLC.  It had been previously reported by the Company that Retreat House, LLC was an entity wholly owned by the five children of our CEO, William A. Carter and that Retreat House LLC was owner of the property since 2004; these statements were inaccurate.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2011 was $7,074,000 compared to $10,070,000 for the same period in 2010, a decrease of $2,996,000 or 30%.  This reduction in Cash used was primarily due to lower operating costs and a cash gain from the sale of prior years’ New Jersey Net Operating Loss in 2011.  As of December 31, 2010, the Company had approximately $38,000,000 of New Jersey state net operating loss carry forwards (expiring in the years 2011 through 2017) available to offset future state taxable income.  In February 2011, the Company effectively sold $28,000,000 of its New Jersey state net operating loss carry forwards (for the years 2003 through 2008) for approximately $2,272,000.  Excluding the proceeds from this sale of New Jersey net operating loss carry forwards, Cash used in operating activities for the nine months ended September 30, 2011 decreased by approximately $724,000 over the comparable period in 2010.  As of September 30, 2011, we had approximately $37,323,000 in Cash, Cash Equivalents and Marketable Securities, or a decrease of approximately $7,064,000 from December 31, 2010.

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

A Margin Account was established on July 26, 2011, with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility (see “Note 9: Construction in Progress”).  While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 3% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%.  As of September 30, 2011, the principal loan balance of the Margin Account was approximately $1,156,000 (see “Note 10: Margin Account Loan”).

Pursuant to our May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), we established an At-The-Market (“ATM”) Equity Program pursuant to which we may sell up to 32,000,000 shares of our Common Stock from time to time through Maxim as our sales agent (the “Agent”).  Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold.  We have no obligation to sell any shares under this program, and may at any time terminate the Agreement.  During the nine months ended September 30, 2011, we sold no shares through this program and received no net cash proceeds.  As of September 30, 2011, we sold an aggregate of 520,000 shares through the ATM that resulted in net cash proceeds of approximately $293,000 and commissions paid to Maxim of approximately $12,000.

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

Our ability to raise additional funds from the sale of equity securities is limited because we only have approximately 31,800,000 shares of common stock authorized but unissued and unreserved.  Due to the low vote turn out and the much greater vote required for passage of this proposal, we were unable to gather the requisite votes at the time of our annual stockholders’ meeting held on October 13, 2011 to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000 (the “Share Increase Amendment”).  While those shares cast at the time of the meeting represented a 71.4% plurality voting in favor of the proposal, it requires the affirmative vote of the outstanding shares, rather than a majority of the shares present and voting at the meeting (i.e., a positive vote of 67,753,436 rather than 35,132,027 if limited to total votes cast).  As a result, Management has left the polls opened for voting on the Share Increase Amendment and adjourned the meeting solely with regard to this proposal until November 10, 2011.  Since we have not been able to obtain approval to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our remaining Common Stock is limited (See “Part II – OTHER INFORMATION, ITEM 1A. Risk Factors”; We may require additional financing which may not be available; the limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes”).

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $37,323,000 in Cash, Cash Equivalents and Marketable Securities at September 30, 2011.  In prior years, we had invested the excess cash in minimal risk exposure, three to twelve month interest bearing financial instruments.  However with the current state of the market and our funds well in excess of our short-term operational needs, our Board has reassessed our cash investment strategy consistent with the following objectives to:
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

At times our investments may be in excess of the Federal Deposit Insurance Corporation insurance limit or not qualified for such coverage.  Additionally, while Management strives to invest our Cash and Cash Equivalents in high credit quality institutions and securities, our financial instruments are exposed to concentrations of credit risk and market change.  These type of changes occurred on September 21, 2011, when Moody’s Investors Services cut the credit rating of Bank of America from A2 to Baa1, directly impacting its subsidiary, Merrill Lynch & Company.  Upon analysis, we concluded that an exemption was merited to our minimum rating standard for asset-backed securities regarding two securities currently held through Merrill Lynch & Company:
•	Sr. Unsecured Note (OPN 6.05% due 08/15/12) with maturity value of $1,750,000; and
•	Note (OPN 5.45% due 02/05/13) with maturity value of $500,000.

ITEM 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of September 30, 2011 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2011, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. Legal Proceedings

(a)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al., U.S. District Court for the Southern District of Florida, Case No. 04-10129-CIV.

In December, 2004, we filed a multi-count complaint in federal court (Southern District of Florida) which was granted by the Court in August 2010 whereby Hemispherx was awarded $188 million dollars, plus interest against JCI and former JCI officers R.B. Kebble and H.C. Buitendag.  The Company is attempting to domesticate the Final Judgment in South Africa and is being assisted by the South African law firm of Webber Wentzel.  The action to domesticate has been filed in South Africa.  No gain has been recorded for this judgment as it is too early in these proceedings to predict an outcome.  As required by South African law, on October 11, 2011, Hemispherx has posted a security bond of $66,873 for these proceedings.

(b)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS.

On July 31, 2009, Cato Capital LLC (“Cato”) filed suit asserting that under a November 2008 agreement, the Company owes Cato a placement fee for certain investment transactions.  The Complaint seeks damages in the amount of $5,000,000 plus attorneys’ fees.  The Company filed an Answer on August 20, 2009.  On October 13, 2009, Cato filed a Motion seeking leave to file an Amended Complaint which proposed that Cato be permitted to add The Sage Group as an additional defendant and to bring additional causes of action against the Company arising from the defenses contained in the Answer, and increase the total amount sought to $9,830,000, plus attorneys’ fees and punitive damages.  The Company filed a response objecting to the Motion, and also filed a Motion to Disqualify Cato’s Delaware attorneys on basis of a conflict of interest.  On September 14, 2010, the Court granted the Company’s Motion to Disqualify Cato’s Delaware attorneys.  Also on September 14, 2010, the Court granted Cato’s Motion for Leave to file an Amended Complaint, but specifically indicated that the Company could file a Motion to Dismiss, raising the arguments that the Company had previously made in response to Cato’s Motion for Leave to file an Amended Complaint.  On September 16, 2010, Cato filed its Amended Complaint, and on September 30, 2010, the Company filed a Motion to dismiss all the counts of the Amended Complaint against the Company other than the breach of contract count.  In addition, pursuant to an indemnification responsibility, the Company has also retained counsel to undertake the defense of the Sage Group, and a motion to dismiss has been filed on behalf of the Sage Group seeking to dismiss all claims against the Sage Group.  On July 28, 2011, the Court denied the Company’s motion to dismiss and the motion to dismiss of the Sage Group.  On August 11, 2011, the Court entered a Scheduling Order that set Discovery, Motion and other applicable dates, including a trial date of October 1, 2012.  On August 30, 2011, the Company and the Sage Group filed an Answer with Affirmative Defenses to the Plaintiff’s Amended Complaint.  The Company and other parties to the litigation are now in the discovery phase of the litigation.  On October 24, 2011, Cato filed a Motion for a Partial Summary Judgment, seeking a determination that two of the Company’s affirmative defenses to Cato’s breach of contract cause of action should be stricken.   The Company’s response date is November 10, 2011, and the Company intends to respond, controverting Cato’s Motion on factual and legal basis.  The Company also intends to file its own motion for summary judgment at an appropriate time.  The time frame for the Court’s determination of Cato’s Motion for Partial Summary Judgment cannot be ascertained.

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

In April 2011, MidSouth filed a Notice of Appeal from the Order disposing of its claims against the Company and Sage, and the Company filed a Notice of Cross Appeal from the Order granting the Defendants' Motion for Summary Judgment on the original Complaint.  Mediation ordered by the Court of Appeals was unsuccessful.  The appeal and cross appeal have been fully briefed.  The case is set for oral argument at the end of January, 2012.

The Company believes it has meritorious defenses and is vigorously defending against this claim.  There is currently no projection as to the likely outcome of the case or timing for the Court of Appeals will issue an opinion.

(c)	Summation.

We have not recorded any loss contingencies as a result of the above matters for the year ended December 31, 2010 or nine months ended September 30, 2011.  For greater detail as to legal proceedings, this section should be read in conjunction with NOTE 14 - Contingencies in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In July 2008, the FDA accepted for review our NDA for Ampligen® to treat CFS, originally submitted in October 2007.  On November 25, 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA.  In accordance with its 2008 Complete Response procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues.  In December 2010, the FDA granted us a one year extension to file a response to the CRL.  The Company is diligently working to file a new Request For Extension with the FDA as well as address the diagnostic challenges related to CFS.  Please see “Overview; General; Ampligen®” and “Progress in Search of CFS Test” of Part 1, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above for more detailed information on the current status of the NDA and CRL.  We are unable to provide assurances that the FDA will ultimately grant the one year extension to file a response to the CRL.  If this extension is not granted by the FDA, our operations most likely will be materially adversely affected.

The production of Alferon N Injection® from the Work-In-Progress Inventory continued into January 2011 with its conversion into Active Pharmaceutical Ingredient and is near completion for the related Final Lot Release Test.  To formulate, fill and finish Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”).  In June 2011, our designated CMO reported to us that they had received an FDA 483 form that identified production issues that needed to be addressed prior to resumption of production.  As a result, we continue to evaluate alternative CMOs to undertake the formulation Fill and Finish process.  When a CMO is selected, it will be necessary to conduct production tests to qualify the new CMO.  The resulting data must then be submitted to the FDA, with the CMO and finished product lots approved by the FDA prior to our being able to commercially sell Alferon N Injection®.  While timing cannot be adequately determined until the selection of a CMO is finalized, we estimate that commercial sales of Alferon N Injection® will not resume until the later part of 2012.  Please see “Overview; General; Alferon N Injection®” of Part 1, Item 2 above for more detailed information.  We are unable to provide any assurances that the FDA will approve the final inventory lots produced by the CMO.  If this finish goods inventory is not granted approval by the FDA for clinical sales, our operations most likely will be materially adversely affected.

Alferon® LDO is undergoing pre-clinical testing for possible use as prophylaxis against influenza.  While the studies to date have been encouraging, preliminary testing in the laboratory and in animal models is not necessarily predictive of successful results in clinical testing or human treatment.  No assurance can be given that similar results will be observed in clinical trials.  Use of Alferon® as a possible treatment of any influenza requires prior regulatory approval.  In October 2009, we submitted a protocol to the FDA proposing to conduct a Phase II study for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects.  In November 2009, the FDA placed the proposed study on clinical hold.  On December 22, 2010, the FDA informed us that it had completed its review of our complete response to the Clinical Hold and lifted the Clinical Hold, allowing our Phase II Study to proceed.  Our confirmatory Phase II study has been delayed as we work to select a vendor to conduct a confirmatory study using gene expression measures in an attempt to identify the systemic effects in peripheral blood leukocytes following the treatment with Alferon® LDO.  We believe that such a study will help us to further evaluate the potential effectiveness of this product and determine the cost/benefit of proceeding with this study of seasonal and pandemic influenza.  Please see “Overview; General; Alferon® LDO” of Part 1, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above for more detailed information.  We are unable to provide any assurances that Phase II Alferon® LDO study for the prophylaxis and treatment of seasonal and pandemic influenza will be undertaken.

If we are unable to generate the additional data or successfully complete inspections required by the FDA, determine that any of our clinical studies are not cost/justified to undertake or if, for that or any other reason, Ampligen®, Alferon® or one of our other products or production process does not receive necessary regulatory approval in the U.S. or elsewhere, our operations most likely will be materially adversely affected.

We may continue to incur substantial losses and our future profitability is uncertain.

We began operations in 1966 and last reported net profit from 1985 through 1987.  Since 1987, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved.  As of September 30, 2011, our accumulated deficit was approximately $(223,625,000).  We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future.  We cannot assure that we will ever achieve significant revenues from product sales or become profitable.  We require, and will continue to require, the commitment of substantial resources to develop our products.  We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available; the limited number of shares of common stock available for financing or other purposes may hinder our ability to raise additional funding or utilize equity securities for other corporate purposes.

The development of our products will require the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market.  As of September 30, 2011, we had approximately $37,323,000 in Cash, Cash Equivalents and Marketable Securities, of which $3,142,000 in Marketable Securities are restricted from sale as dedicated collateral for our indebtedness.  Given the harsh economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen®, and securing a strategic partner.

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

Our ability to raise additional funds from the sale of equity securities may be limited.  In this regard, we only have approximately 31,800,000 shares authorized but unissued and unreserved.  We did not gather the requisite votes at our annual stockholders’ meeting held on October 13, 2011 to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 350,000,000 (the “Share Increase Amendment”).  While we have held the poles open in the Share Increase Amendment proposal until November 10, 2011, we cannot assure that the Share Increase Amendment will be approved by stockholders.  Unless and until we are able to obtain approval to increase the number of authorized shares of Common Stock, the amount of proceeds we may receive from the sale of our remaining Common Stock may be limited.

There can be no assurances that we will raise adequate funds which may have a material adverse effect on our ability to develop our products or continue our operations.

Our Alferon N Injection® Commercial Sales were halted due to lack of finished goods inventory.

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired.  The production of Alferon N Injection® from the Work-In-Progress Inventory continued into January 2011 with its conversion into Active Pharmaceutical Ingredient and is near completion of the Final Lot Release Test.  To formulate, fill and finish Alferon N Injection® Drug Product, we require an FDA approved third party CMO.  In June 2011, our designated CMO reported to us that they had received an FDA 483 form that identified production issues that needed to be addressed prior to resumption of production.  As a result, we are evaluating alternative CMOs.  When a CMO is selected, it will be necessary to conduct production tests to qualify the new CMO and the quality of the finished good inventory lots.  The resulting data must then be submitted to the FDA, with the CMO and finished product lots approved by the FDA, prior to our being able to commercially sell Alferon N Injection®.  While timing cannot be adequately determined until the selection of a CMO is finalized, we estimate that commercial sales of Alferon N Injection® will not resume until the later part of 2012.  We are unable to provide any assurances that the FDA will approve the final inventory lots produced by the CMO.  If this finished goods inventory is not granted approval by the FDA for clinical sales, our operations most likely will be materially adversely affected.

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

Ampligen® has been tested as a vaccine adjuvant for H5N1, a pathogenic avian influenza virus in the laboratories of Dr. Hasegawa at the National Institute of Infectious Diseases in Japan, where the preclinical data has shown activity in preventing lethal challenge with the original N5N1 viral strain used for vaccination as well as the other related, but not identical, isolates of H5N1 virus (i.e., cross-reactivity).  We had an agreement regarding Ampligen® with Biken pursuant to which we supplied Biken with proprietary information related to Ampligen® and Biken purchased Ampligen® from us for use solely in connection with evaluating Ampligen® as a candidate for adjuvant incorporated into potential influenza virus vaccines in the form of intranasal mucosal administration.  Biken concluded that it was possible that Ampligen® would not satisfy the requirements for safety as an adjuvant for influenza vaccines in Japan.  Biken’s primary concern was related to a single intravenous high dose study in rats that resulted in an apparent toxicity when doses of Ampligen® were combined with a whole viron influenza vaccine and Carboxyl Vinyl Polymer (“CVP”) or CVP alone.  Additionally in both cases of Ampligen® being combined with other product(s), the dosage utilized was several hundred times higher than the intended dosage for humans by body weight and delivered intravenously, rather than the prescribed mucosal (nasal) method.  While we have disputed Biken’s findings, the relationship has effectively ended with no further resolution to the dispute expected.  See “Overview; General; Other Viral Diseases” in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.

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

Our commercialization strategy for Alferon N Injection® may include the utilization of internal functions and/or licensing/co-marketing agreements that would utilize the resources and capacities of one or more strategic partners.  Accordingly, we have engaged Armada Health Care to undertake the marketing, education and sales of Alferon N Injection® throughout the United States.

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

There are a limited number of organizations in the United States available to provide the final steps in the manufacturing Alferon N Injection®.  At present, we do not have and are evaluating third party Contract Manufacturing Organizations to undertake the formulation Fill and Finish process related to the final steps in the manufacturing of Alferon N Injection®.  When a CMO is selected, it will be necessary to conduct tests to qualify the new CMO and the quality of the finished good inventory lots.  The supporting data must then be submitted to the FDA, and the CMO and finished product lots approved by the FDA, prior to our being able to commercially sell Alferon N Injection®.  While timing cannot be adequately determined until the selection of a CMO is finalized, we estimate that commercial sales of Alferon N Injection® will not resume until the later part of 2012.  We are unable to provide any assurances that the FDA will approve the final inventory lots produced by the CMO.  If this finish goods inventory is not granted approval by the FDA for clinical sales, our operations most likely will be materially adversely affected.

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

We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our Quality Assurance Group and our Clinical Monitoring Group.  On October 2, 2011, we finalized our Fourth Amendment to our Supply Agreement, effective through March 11, 2014, with Jubilant Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier will formulate and package Ampligen® from the key raw materials that we would supply to them.

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

We have never produced Ampligen® or any other products in large commercial quantities.  We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable.  We intend to utilize third party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities.  If we cannot manufacture commercial quantities of Ampligen® or continue to maintain third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected.  Also, each production lot of Alferon N Injection® is subject to FDA review and approval prior to releasing the lots to be sold.  This review and approval process could take considerable time, which would delay our having product in inventory to sell, nor can we provide any assurance as to the receipt of FDA approval of our finished inventory product.  There can be no assurances that the approved Alferon N Injection® product will be returned to commercial sales on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

Ampligen®.  We believe that Ampligen® has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated.  A mild flushing reaction has been observed in approximately 15-20% of patients treated in our various studies.  This reaction is occasionally accompanied by a rapid heart beat, a tightness of the chest, urticaria (swelling of the skin), anxiety, shortness of breath, subjective reports of “feeling hot”, sweating and nausea.  The reaction is usually infusion-rate related and can generally be controlled by reducing the rate of infusion.  Other adverse side effects include liver enzyme level elevations, diarrhea, itching, asthma, low blood pressure, photophobia, rash, transient visual disturbances, slow or irregular heart rate, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting.  These flu-like side effects typically subside within several months.  One or more of the potential side effects might deter usage of Ampligen® in certain clinical situations and therefore, could adversely affect potential revenues and physician/patient acceptability of our product.  Biken concluded that it was possible that Ampligen® would not satisfy the requirements for safety as an adjuvant for influenza vaccines in Japan.  Biken’s primary concern was related to a single intravenous high dose study in rats that resulted in an apparent toxicity when doses of Ampligen® were combined with a whole viron influenza vaccine and Carboxyl Vinyl Polymer (“CVP”) or CVP alone.  Additionally in both cases of Ampligen® being combined with other product(s), the dosage utilized was several hundred times higher than the intended dosage for humans by body weight and delivered intravenously, rather than the prescribed mucosal (nasal) method.  We dispute Biken’s findings.  See “Overview; General; Other Viral Diseases” in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” above.

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

Our common stock is listed for quotation on the NYSE Amex.  For the nine months ended September 30, 2011, the closing price of our common stock has ranged from $0.27 to $0.55 per share.  We expect the price of our common stock to remain volatile.  The average daily trading volume of our common stock varies significantly.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

In May 2009 we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a universal shelf registration statement.  4,895,000 of these warrants have been exercised as of September 30, 2011.  Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants.  To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock.  We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors.  In this regard we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration.  We have allocated 32,000,000 shares under this registration statement to an At-The-Market equity offering and, as of September 30, 2011, we have sold a total of 520,000 shares pursuant to this offering.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders.  For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders.  Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock.  Our Board of Directors also has the authority to issue preferred stock without further stockholder approval.  As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.  In this regard, in November 2002, we adopted a Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002.  Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00.  The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock.  However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 6% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.  The Rights Plan will expire on November 19, 2012, and may be redeemed prior thereto at $.01 per Right under certain circumstances.

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

During the nine months ended September 30, 2011, we issued an aggregate of 145,440 shares to consultants and vendors for services performed.

All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 or pursuant to our Registration Statement on Form S-8.

We did not repurchase any of our securities during the nine months ended September 30, 2011.

ITEM 3:	Defaults upon Senior Securities

None.

ITEM 4:	Removed and Reserved

ITEM 5:	Other Information

In September 2011, the Audit Committee of our Board of Directors engaged the services of a consultant who meets the criteria of a “Financial Expert” as defined by the SEC to enhance the current structure and expertise of the Committee.  After an extensive search, the Audit Committee selected Stewart L. Appelrouth, a Florida and North Carolina licensed Certified Public Accountant to directly support the efforts of the Audit Committee.  Mr. Appelrough is a Certified Valuation Analyst, Accredited in Business Valuation and a Diplomate of the American Board of Forensic Accounting.  Mr. Appelrouth has a Masters Degree in Finance from Florida International University and an undergraduate degree in Business Administration from Florida State University.  He is one of the founding partners of Appelrouth Farah & Co., with approximately thirty employees dispersed in three offices, which serves Southern Florida as a full service accounting and international business advisory firm specializing in auditing, domestic and international taxation, litigation support, forensic accounting, fraud examination and business valuation.  The Firm is affiliated with MGI, a worldwide association of independent auditing and accounting firms.

ITEM 6:	Exhibits

(a)	Exhibits

10.1
Vendor Agreement with Bio Ridge Pharma, LLC, effective on August 15, 2011 and executed on September 6, 2011.  Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2
Vendor Agreement with Armada Healthcare, LLC, effective and executed on September 6, 2011.  Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

101
The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer
& President

/s/ Charles T. Bernhardt
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: November 9, 2011