Form 10-Q
period 2012-03-31
HEMISPHERX BIOPHARMA INC
filed 2012-05-07
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

☒Yes     ☐ No

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

135,950,160 shares of common stock were outstanding as of May 1, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$3,650	$3,103
Marketable securities – unrestricted	25,466	26,229
Marketable securities – restricted	3,074	1,026
Inventories	1,108	897
Prepaid expenses and other current assets	346	531

Total current assets	33,644	31,786

Property and equipment, net	5,131	5,276
Patent and trademark rights, net	861	863
Marketable securities – unrestricted	0	1,958
Marketable securities – restricted	0	2,075
Construction in progress	3,032	1,484
Other assets	65	71

Total assets	$42,733	$43,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,456	$1,681
Accrued expenses	1,200	1,644
Margin Account Loan	2,277	1,695
Current portion of capital lease	49	49

Total current liabilities	5,982	5,069
Long-term liabilities
Long-term portion of capital lease	86	99
Redeemable warrants	531	380

Total liabilities	6,599	5,548

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	0	0
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 135,831,977 and 135,642,303, respectively	136	136
Additional paid-in capital	264,994	264,958
Accumulated other comprehensive gain (loss)	52	(389)
Accumulated deficit	(229,048)	(226,740)

Total stockholders’ equity	36,134	37,965

Total liabilities and stockholders’ equity	$42,733	$43,513

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Clinical treatment programs	$72	$42

Total revenues	72	42

Costs and expenses:
Production/cost of goods sold	280	193
Research and development	1,665	1,640
General and administrative	1,874	1,799

Total costs and expenses	3,819	3,632

Operating loss	(3,747)	(3,590)

Interest expense	(11)	(6)
Interest and other income	273	157
Funds received from sale of income tax net operating losses	1,328	2,272
Redeemable warrants valuation adjustment	(151)	301

Net loss	(2,308)	(866)

Other Comprehensive Income (Loss):
Unrealized gain on Securities	397	446
Realized gain (loss) on securities	(16)	13
Less: Premium amortization	60	0
Net comprehensive loss	$(1,867)	$(407)

Basic and diluted loss per share	$(.02)	$(.01)

Weighted average shares outstanding, basic and diluted	135,787,466	135,264,635

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2011	135,642,303	$136	$264,958	$(389)	$(226,740)	$37,965

Equity-based compensation	189,674	0	36	0	0	36

Net comprehensive income(loss)	0	0	0	441	(2,308)	(1,867)

Balance at March 31, 2012	135,831,977	$136	$264,994	$52	$(229,048)	$36,134

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2010	135,241,609	$135	$264,511	$(974)	$(217,725)	$45,947

Stock issued for settlement of accounts payable	94,198	0	48	0	0	48

Equity based compensation	0	0	27	0	0	27

Net comprehensive income (loss)	0	0	0	459	(866)	(407)

Balance at March 31, 2011	135,335,807	$135	$264,586	$(515)	$(218,591)	$45,615

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(in thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(2,308)	$(866)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	149	112
Amortization of patent and trademark rights, and royalty interest	2	106
Redeemable warrants valuation adjustment	151	(301)
Equity-based compensation	36	27
Change in assets and liabilities:
Inventories	(211)	(110)
Prepaid expenses and other current assets	185	(104)
Accounts payable	775	19
Accrued expenses	(444)	(701)
Net cash used in operating activities	$(1,665)	$(1,818)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	$(1,552)	$(36)
Additions to patent and trademark rights	0	(147)
Deposits on capital leases	6	(4)
Maturities of short-term and long-term investments	3,189	4,522
Purchase of short-term and long-term investments	0	(3,176)

Net cash provided by investing activities	$1,643	$1,159

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the Three Months Ended March 31 2012 and 2011

(in thousands)

(Unaudited)

	2012	2011
Cash flows from financing activities:
Payments on capital leases	$(13)	$(14)
Proceeds from Margin Account Loan	582	0
Net cash provided by (used in) financing activities	$569	$(14)

Net increase (decrease) in cash and cash equivalents	547	(673)

Cash and cash equivalents at beginning of period	3,103	2,920

Cash and cash equivalents at end of period	$3,650	$2,247

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$0	$48
Equipment acquired by capital lease	$0	$26
Unrealized gain on investments	$441	$459
Redeemable warrants valuation adjustment	$151	$(301)
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$11	$6

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

The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (“SEC”), and do not contain certain information which will be included in the Company’s annual consolidated financial statements and notes thereto.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 54,057,341 and 51,811,158 shares, are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2012 and 2011, respectively, since their effect is antidilutive.

Note 3: Equity-Based Compensation

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no option awards granted during the three months ended March 31, 2012. Accordingly, the fair values of the options granted, were estimated based on the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	–	2.24%
Expected dividend yield	–	–
Expected lives	–	5.0 years
Expected volatility	–	104.47%
Weighted average grant date fair value per options and warrants issued	–	$0.34 per option for 20,000 options

Stock option activity during the three months ended March 31, 2012 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	8,252,480	$2.11	5.75	$0
Granted	0	0	0	0
Forfeited	0	0	0	0

Outstanding March 31, 2012	8,252,480	$2.11	5.50	$0
Vested and expected to vest March 31, 2012	8,252,480	$2.11	5.50	$0

Exercisable March 31, 2012	8,135,814	$2.12	5.43	$0

No options were granted to employees during the three months ended March 31, 2012 and 2011, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	148,333	$0.49	9.52	$0
Granted	0	0	0	0
Vested	(31,667)	0.32	0.80	0
Forfeited	0	0	0	0

Outstanding March 31, 2012	116,666	$0.54	11.57	$0

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	3,128,432	$1.87	5.25	$0
Granted	0	0	0	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Outstanding March 31, 2012	3,128,432	$1.87	5.00	$0
Vested and expected to vest March 31, 2012	3,128,432	$1.87	5.00	$0
Exercisable March 31, 2012	2,914,889	$1.95	4.82	$0

The weighted-average grant-date fair value of non-employee options granted during the three months ended March 31 2012 and 2011 was approximately $-0- and $6,890, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	256,250	$0.71	8.55	$0
Options granted	0	0	0	0
Options vested	(42,707)	0.78	1.25	0
Options forfeited	0	0	0	0
Outstanding March 31, 2012	213,543	$0.70	9.71	$0

The impact on the Company’s results of operations of recording equity-based compensation for the three months ended March 31, 2012 and 2011 was to increase general and administrative expenses by approximately $36,000 and $7,000 respectively. The impact on basic and fully diluted earnings per share for the three months ended March 31, 2012 and 2011 was $0.00 and $0.00, respectively.

As of March 31, 2012 and 2011, respectively, there was $121,000 and $142,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	March 31,	December 31,
	2012	2011

Inventory work-in-process, January 1	$897	$787
Production	255	302
Spoilage	(44)	(192)
Inventory work-in-process, end of period	$1,108	$897

The Work-In-Process Inventory has expiration dates of September 30, 2012 through March 10, 2013. Upon the expected mid-2012 completion of the fill, finish and packaging process by Althea Technologies, Inc. (“Althea”), it is projected that Alferon N Injection® will then have an expected shelf life of 42 months. Provided the Company receives a Release Approval from the FDA as to quality and consistency of its current inventory and final product, as well as Althea is successful in the fill and finish process, the Company estimates that commercial sales of Alferon N Injection® could commence in the later part of 2012. While at March 31, 2012 and December 31, 2011 the Work-In-Process Inventory had no manufacturing steps to be undertaken at the Company’s New Brunswick, NJ facility, it will not be classified as Finished Goods until the fill and finish process is completed to create a product that can be commercially sold.

Note 5: Marketable Securities - Unrestricted

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At March 31, 2012, all securities were classified as available for sale investments and $22,144,000 were measured as Level 1 instruments and $3,322,000 were measured as level 2 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

March 31, 2012

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$22,087	$93	$(36)	$22,144	$22,144	$0
Corporate Bonds	3,355	2	(35)	3,322	3,322	0

Totals	$25,442	$95	$(71)	$25,466	$25,466	$0

December 31, 2011

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$22,087	$0	$(334)	$21,753	$21,753	$0
Certificates of Deposit	2,155	10	0	2,165	1,707	458
Corporate Bonds	4,320	0	(51)	4,269	2,769	1,500

Totals	$28,562	$10	$(385)	$28,187	$26,229	$1,958

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

March 31, 2012

(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$15,026	$(36)	$0	$0	$15,026	$(36)
Corporate Bonds	3	2,557	(35)	0	0	2,557	(35)

Totals	4	$17,583	$(71)	$0	$0	$17,583	$(71)

December 31, 2011

(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$0	$0	$21,753	$(334)	$21,753	$(334)
Certificates of Deposit	0	0	0	0	0	0	0
Corporate Bonds	4	997	(16)	3,272	(35)	4,268	(51)

Totals	5	$997	$(16)	$25,025	$(369)	$26,021	$(385)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as determined by independent financial rating services. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining losses represent other-than-temporary impairment based on Management’s evaluation of available evidence as of March 31, 2012.

Note 6: Marketable Securities - Restricted

A Margin Account was established on July 26, 2011 for which the Company needs to pledge, restrict from sale and segregate marketable securities at an approximate ratio of approximately two-to-one to serve as collateral for those funds withdrawn and outstanding (see “Note 9 Margin Account Loan”).

These restricted marketable securities consist of corporate bonds with remaining maturities of greater than three months at the date of purchase, debt securities and bond funds. As of March 31, 2012, it was determined that none of the Marketable Securities had other-than-temporary impairments. At March 31, 2012, all restricted securities were classified as restricted from sale investments and $3,074,000 was measured as level 2 instruments of the fair value measurements standard (see “Note 11: Fair Value”).

Securities classified as restricted from sale consisted of:

March 31, 2012

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Corporate Bonds	$3,045	$29	$0	$3,074	$3,074	$0

Totals	$3,045	$29	$0	$3,074	$3,074	$0

December 31, 2011

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Corporate Bonds	$3,115	$0	$(14)	$3,101	$1,026	$2,075

Totals	$3,115	$0	$(14)	$3,101	$1,026	$2,075

Unrealized losses on investments restricted from sale

Investments restricted from sale with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

March 31, 2012

(in thousands)

All restricted investments were in a gain position as of March 31, 2012.

December 31, 2011

(in thousands)

	Less Than 12 Months		12 Months or Greater		Totals
Securities	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Corporate Bonds	$2,075	$(14)	$0	$0	$2,075	$(14)

Totals	$2,075	$(14)	$0	$0	$2,075	$(14)

Unrealized losses from fixed-income securities (bonds) are primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as deemed by independent financial rating services. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining losses represent other-than-temporary impairment based on Management’s evaluation of available evidence as of March 31, 2012.

Note 7: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31,	December 31,
	2012	2011

Compensation	$408	$921
Professional fees	68	215
Other expenses	611	495
Due for returned product	113	113
	$1,200	$1,644

Note 8: Property and Equipment

	March 31,	December 31,
	2012	2011

Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	4,006	4,002
Leasehold improvements	85	85

Total property and equipment	8,300	8,296
Less: accumulated depreciation and amortization	(3,169)	(3,020)

Property and equipment, net	$5,131	$5,276

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Utilizing the Board of Directors approved allocation of up to $6.5 million for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of Alferon®, the project has progressed to the construction phase. Construction in progress consists of accumulated costs for the construction and installation of capital improvements and process equipment within the Company’s New Brunswick, New Jersey facility until the assets are placed into service. As of March 31, 2012, construction in progress was $3,032,000 as compared to $1,484,000 as of December 31, 2011.

Note 9: Margin Account Loan

A “Margin Account” loan was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility. In order to maintain this Margin Account, established on July 26, 2011 with an estimated maximum dollar value of $6.5 million, the Company needs to pledge, restrict from sale and segregate to a dedicated Margin Account its Marketable Securities at an approximate ratio of two to one of security collateral to debt undertaken. With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities. While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 3.0% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. At March 31, 2012, the principal loan balance of the Margin Account was approximately $2,277,000, for which approximately $3,074,000 in Marketable Securities became restricted as dedicated collateral for the indebtedness. For the three months ended March 31, 2012, the finance charge was approximately $5,000. (see “Note 6: Marketable Securities – Restricted”).

Note 10: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. As of March 31, 2012, the Company issued 5,300,466 securities to Directors and consultants consisting of an aggregate 1,111,913 shares of common stock and options to purchase 4,188,553 shares. The shares issued to consultants had prices ranging from $0.37 to $0.68 based on the NYSE Amex closing price.

The aggregate stock options had various exercise prices ranging from $0.37 to $2.81, had terms of ten years and vested immediately upon grant.

Pursuant to a May 28, 2010 Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), the Company established an At-The-Market (“ATM”) Equity Program pursuant to which the Company may sell up to 32,000,000 shares of its Common Stock from time to time through Maxim as its sales agent (the “Agent”). Under the Agreement, the Agent is entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold. The Company has no obligation to sell any shares under this program, and may at any time terminate the Agreement. During the three months ended March 31, 2012, the Company sold no shares through this program and received no net cash proceeds. As of March 31, 2012, the Company has sold an aggregate of 520,000 shares over the life of the ATM that resulted in net cash proceeds of approximately $293,000 and commissions paid to Maxim of approximately $12,000.

The proceeds from this financing have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development.

Note 11: Fair Value

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

Fair value at March 31, 2012, was estimated using the following assumptions:

Underlying price per share	$0.39
Exercise price per share	$1.31-$1.65
Risk-free interest rate	0.35%-0.44%
Expected holding period	2.13-2.63 yrs.
Expected volatility	69.2%-79.7%
Expected dividend yield	None

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $531,000 at March 31, 2012. There were no other financial instruments at March 31, 2012.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its warrant liability for those warrants with a cash settlement feature at fair value. As of March 31, 2012, the Company had no derivative assets or liabilities.

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

—	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
—	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
—	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

As of March 31, 2012, 2011, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities – unrestricted	$25,466	$22,144	$3,322	$0
Marketable Securities – restricted	3,074	0	3,074	0
Liabilities:
Warrants	531	0	0	531
Total	$29,071	$22,144	$6,396	$531

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2012	2011
Balance at January 1	$380	$2,805
Fair value adjustment at March 31	151	(302)
Balance at March 31	$531	$2,503

Note 12: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 13: Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminated the option to report other Comprehensive Income (Loss) and its components in the Statement of Changes in Stockholders’ Equity. Under this standard, an entity can elect to present items of Net Income (Loss) and other comprehensive income (loss) in one continuous statement referred to as the Consolidated Statements of Comprehensive Income (Loss), or in two separate but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of Net Income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 effective September 30, 2011 and indefinitely deferred certain disclosures as allowed under ASU 2011-12. In transitioning to this new presentation prior to the mandatory conversion date of 2012, Management deemed that the only material change is the reflection of our “unrealized gain or (loss) on investments” after our traditional Net Loss reporting. The expiration of deferral allowed by ASU 2011-12 is not expected to have a significant impact on our consolidated financial statements.

Note 14: Funds Received From Sale Of Income Tax Net Operating Losses

As of December 31, 2011, the Company has approximately $108,000,000 of federal net operating loss carryforwards (expiring in the years 2012 through 2030) available to offset future federal taxable income. The Company also had approximately $39,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2030) and approximately $25,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2016 through 2018) available to offset future state taxable income.

In January 2012, the Company effectively sold $16,000,000 of its approximately $25,000,000 of New Jersey state Net Operating Loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000. The utilization of certain state net operating loss carryforwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that the accounting for interest or penalties related to the payment of tax is not necessary at this time.

Note 15: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued. The Company has determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the three months ended March 31, 2012.

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

Our current strategic focus is derived from four applications of our two core pharmaceutical technology platforms Ampligen® and Alferon N Injection®. The commercial focus for Ampligen® includes application as a treatment for Chronic Fatigue Syndrome (“CFS”) and as a vaccine enhancer (adjuvant) for therapeutic and/or preventative development related to influenza and cancer treatments. Alferon N Injection® is a Food and Drug Administration (“FDA”) approved product with an indication for refractory or recurring genital warts. Alferon® LDO (Low Dose Oral) is a formulation currently under development targeting influenza.

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that produces Alferon® and Ampligen®. In December 2011, our Board of Directors (the “Board”) reevaluated its facility enhancement project to focus on converting the facility to provide for a high volume, more cost effective manufacturing process for Alferon N Injection®, Alferon® LDO and Ampligen®. In this regard, the Board increased the funding allocated to this project from $4.4 million to $6.5 million. The project is in an active construction phase with approximately $2,277,000 spent to date through March 31, 2012 and financed through a Margin Account with an effective interest rate of approximately 3.0%, as compared to $1,695,000 at December 31, 2011. While facility enhancements are being undertaken, this project has not impacted our capability to manufacture Ampligen®. The production of new Alferon® inventory product will not commence until the capital improvement phase is completed, which is projected for mid-2012. While the facility had been granted approval of its Biological License Application (“BLA”) by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility’s enhancements. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group.

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

Nucleic acid compounds represent a potential new class of pharmaceutical products that are designed to act at the molecular level for treatment of human diseases. There are two forms of nucleic acids, DNA and RNA. DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which compromise the body’s immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically-configured RNA. Our double-stranded RNA drug product, trademarked Ampligen®, is an experimental, unapproved drug, that would be administered intravenously. Ampligen® has been assigned the generic name rintatolimod by the United States Adopted Names Council (USANC) and has the chemical designation poly(I) poly(C12U).

Clinical trials of Ampligen® already conducted by us include studies of the potential treatment of ME/CFS, Hepatitis B, HIV and cancer patients with renal cell carcinoma and malignant melanoma. All of these potential uses will require additional clinical trials to generate the safety and effectiveness data necessary to support regulatory approval.

In July 2008, the FDA accepted for review our NDA for Ampligen® to treat CFS, originally submitted in October 2007. We are seeking marketing approval for the first-ever treatment for CFS. At present, only supportive, symptom-based care is available for CFS patients. The NDA for Ampligen® is also the first ever accepted for review by the FDA for systemic use of a toll-like receptor therapy to treat any condition. In November 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA. In accordance with its 2008 Complete Response procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues. We intend to take the appropriate steps to seek approval and commercialization of Ampligen®. Most notably, the FDA stated that the two primary clinical studies submitted with the NDA did not provide credible evidence of efficacy of Ampligen® and recommended at least one additional clinical study which shows convincing effect and confirms safety in the target population. The FDA indicated that the additional study should be of sufficient size and sufficient duration (six months) and include appropriate monitoring to rule out the generation of autoimmune disease. In addition, patients in the study should be on more than one dose regimen, including at least 300 patients on dose regimens intended for marketing. We are examining those two major studies for further insight into efficacy and safety. In the Non-Clinical area, the FDA recommended among other things that we complete rodent carcinogenicity studies in two species. While as part of the NDA submission we had requested that these studies be waived, this waiver had not been granted by the FDA in their CRL. Under the Product Quality section of the CRL, the FDA recommended that we submit additional data and complete various analytical procedures. The collection of these data and the completion of these procedures is already part of our ongoing Quality Control, Quality Assurance program for Ampligen® manufacturing under current Good Manufacturing Practice (“cGMP”) guidelines and our manufacturing enhancement program. On January 14, 2010, we submitted reports of new preclinical data regarding Ampligen® to the FDA that we believed to be sufficient to address certain preclinical issues in the FDA’s CRL. We do not anticipate receiving feedback until we re-file our NDA.

In January 2012, in response to our request for an additional extension, we were informed that, rather than grant additional formal requests for extension, FDA would instead await our complete response to the CRL. Therefore, unless we are informed by the FDA of the need to seek another formal extension, our NDA will remain open while we continue to prepare our response to the CRL. We are currently conducting an open-label treatment protocol in the U.S. and evaluating new diagnostic modalities to provide additional insights into the CFS disorder. It is our plan that the new analyses and other insights will supplement the original study findings. We believe that continued efforts to understand existing data and to advance the development of new data and information, will ultimately support a re-filing of the NDA. Thus, the Company is pursuing the filing of an amended NDA in response to FDA comments in the CRL.

There are multiple reasons for fatigue and the accurate diagnosis of CFS remains one of exclusion and adherence to strict diagnostic guidelines. We had reported at the IACFS/ME Biennial Conference held on September 22-25, 2011, in Ottawa, Ontario, Canada on new data for the potential development of a blood test for CFS that would allow greater accuracy and reduced cost in its diagnosis. This experimental approach utilized by Chronix Biomedical (“Chronix”), tests fragments of DNA released into the bloodstream during the process of apoptosis or programmed cell death reflect alterations in specific regions of the chromosome, which can be detected as distinctive "signatures" in cell-free blood-borne DNA as a function of disease process. Hemispherx and Chronix continue to collaborate in the utilization of this approach towards the development of a diagnostic tool for CFS with extension of the technology to more powerful Massively Parallel Sequencing Platforms in order to increase the statistical power per sample analyzed and explore whether the technology can be used to identify how different persons with CFS will respond to Ampligen® as compared to placebo. While we believe that finding an accurate diagnostic for CFS is useful, it is not essential for an FDA approval of any CFS treatment including Ampligen®.

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, Nevada, and Salt Lake City, UT, provides safety data on the use of Ampligen® in patients to identify adverse events that occur in a patient to determine if it is related to the drug being tested or other health problems identified in trial participants. We are currently enlisting new sites and continue to enroll patients for this study. As of March 31, 2012, we had thirty-two patients participating in this open label treatment protocol with twenty-eight taking treatment and four on drug holiday. We are establishing an enlarged data base of clinical safety information, which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment.

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

In January 2012, the Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”), the agency responsible for the national regulation of drugs, foods and medical technology in Argentina approved the sale and distribution of Alferon N Injection® (under the brand name “Naturaferon”) in Argentina. In June 2010, Hemispherx agreed to provide GP Pharm an option to market Alferon N Injection®, its FDA-approved natural interferon, in Argentina and other Latin American countries. The receipt of the ANMAT approval is the first step of a regulatory process towards the commercial sales of Naturaferon.

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired. The production of Alferon N Injection® from the Work-In-Process Inventory was restarted in May 2010, continued into January 2011 with its conversion into Active Pharmaceutical Ingredient (“API”) and is completed for the related Final Lot Release Test. To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). The Work-In-Process Inventory has expiration dates of September 30, 2012 through March 10, 2013. Upon the expected mid-2012 completion of the fill and finish process, it is projected that the Alferon N Injection® will then have an expected shelf life of 42 months. In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) regarding the fill and finish process for Alferon N Injection®. In April 2012, FDA reviewers raised certain questions about the status of some lots of our older in-process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product. If we receive a Release Approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012. In the absence of FDA approvals for commercial sale of product manufactured from existing inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® inventory and API have been produced, filled and finished, and released by the FDA for sale.

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

The production of new Alferon® inventory product will not commence until the capital improvement phase is completed, at our New Brunswick, NJ facility which is projected for mid-2012.

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

In December 2010, the FDA authorized a protocol to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects. Our Phase II study has been delayed as we are undertaking a confirmatory study using gene expression measures to identify the systemic gene activation effects in peripheral blood leukocytes following treatment with Alferon® LDO. The outcome of this confirmatory study will allow us to evaluate better the potential effectiveness of this product and to proceed with this study of seasonal and pandemic influenza.

Other Viral Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial.

In April 2010, we began the process to undertake a clinical study with Max Neeman International, a leading and large clinical research organization in India. This collaborative clinical research effort is intended to utilize Alferon N Injection® for treatment of seriously ill patients hospitalized with either seasonal influenza or pandemic influenza. The Indian site selection process was initiated and we obtained approval to begin the study from the Indian Drugs Controller General on July 13, 2010. We continue to enroll subjects with expectation of greater patient participation in the upcoming monsoon season. As of March 31, 2012, we had ten operational Clinical Investigative Sites, with the intention of adding additional sites. Thirty patients have completed the study. Our study has progressed at a rate slower than originally projected due to difficulties encountered in the process of screening for subjects with influenza, rather than other illnesses with symptoms similar to influenza, along with India experiencing an unusually mild flu season. It is our objective to qualify and enroll sixty patients for the study.

In June 2011, we entered into a Material Transfer and Research Agreement with the University of Pennsylvania’s School of Medicine to provide Ampligen® for testing as a vaccine adjuvant in a human clinical study in ovarian cancer. This study is a Phase I/II randomized clinical trial for subjects with recurring ovarian, fallopian tube or primary peritoneal cancer to determine the feasibility and safety as well as immunogenicity of a vaccine comprised of autologous oxidized tumor cell lysate (“OC-L”) administered by intradermal/subcutaneous injection in combination with intravenous Ampligen®. The OC-L vaccine is an experimental cancer immunotherapy under development by the University of Pennsylvania. This study represents the first use of Ampligen® as a cancer vaccine adjuvant in a randomized clinical study with and without Ampligen®. As of March 31, 2012, three patients have participated in this study.

In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA. As of March 31, 2012, twenty-nine patients have enrolled in this eighty-eight patient Phase I-II Study of HER2 vaccination with Ampligen® as an adjuvant in optimally treated Breast Cancer patients. The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer. Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu. The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better. Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the three months ended March 31, 2012, the Company contributions towards the 401(k) Plan were $42,000.

New Accounting Pronouncements

See “Note 13: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part I; Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 versus three months ended March 31, 2011

Net Loss

Our net loss was approximately $2,308,000 for the three months ended March 31, 2012, an increase in loss of $1,442,000 or 167% when compared to the same period in 2011. This increase in loss for these three months was primarily due to the following:

1)	an increase in Research and Development costs of approximately $25,000 or 2%;

2)	an increase in General and Administrative expenses of approximately $75,000 or 4%;

3)	an increase in Production/Cost of Goods Sold of approximately $87,000 or 45%;

4)	the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash loss of $151,000 in 2012 as compared to non-cash gain of $301,000 for the same period in 2011, resulting in an increased loss of $452,000; and

5)	sale in January 2012 of $16,000,000 of our approximately $25,000,000 of New Jersey state Net Operating Loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000 as compared to February 2011, when the Company effectively sold $28,000,000 of its New Jersey state Net Operating Loss carryforwards (for the years 2003 through 2008) for approximately $2,272,000, representing a decrease in non-cash gain of $944,000 or 42%; offset by

6)	an increase in interest income of $116,000 from funds invested in marketable securities.

Net loss per share was $(0.02) for the current three month period versus $(0.01) per share for the same period in 2011. The weighted average number of shares of our Common Stock outstanding as of March 31, 2012 was 135,787,466 as compared to 135,264,635 as of March 31, 2011.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased $30,000 or 71% for the first quarter of 2012 as compared to the same time period of 2011. The number of patients increased 37% in the three months ended March 31, 2012. As previously stated, we have no Alferon N Injection® product to commercially sell at this time and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $280,000 and $193,000, respectively, for the three months ended March 31, 2012 and 2011. This increase of $87,000 or 45% was primarily due to costs related to quality control testing of Alferon N Injection® Finished Goods inventory utilized in clinical studies and an increase in costs associated with the preparation of Alferon N Injection® Work In Process inventory as it is prepared for the fill, finish and packaging stage.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2012 were approximately $1,665,000 as compared to $1,640,000 for the same period a year ago reflecting a slight increase of $25,000 or 2%. The R&D efforts during this three month period in 2012 were essentially consistent compared to the prior year as we continue our efforts regarding the Ampligen® NDA and undertaking of Alferon® LDO preclinical testing.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2012 and 2011 were approximately $1,874,000 and $1,799,000, respectively, reflecting an increase of $75,000 or 4%. The higher G&A expenses in 2012 consisted primarily of an increase of $193,000 in legal fees due to the Cato Capital, LLC litigation and $106,000 of higher Directors’ fees offset by $223,000 of lower accounting and other professional fees incurred in 2011 due to the restatement of our 2009 financials and related SEC Reports.

Interest and Other Income

Interest and other income for the three months ended March 31, 2012 and 2011 was approximately $273,000 and $157,000, respectively, representing an increase of $116,000 or 74%. The primary cause for the increase of investment income was a higher rate of return from our portfolio of short and long-term bond and fixed-income type investments during 2012. The interest income from these investments is recognized over the life of the instrument.

Redeemable Warrants

The quarterly fiscal revaluation resulted in non-cash adjustments to the Redeemable Warrants Liability on March 31, 2012 and 2011 of approximately $(151,000) and $301,000, respectively, representing a decrease of $452,000 (see “Note 11: Fair Value”).

Sale of New Jersey Tax Net Operating Loss

In January 2012, the Company effectively sold $16,000,000 of its approximately $25,000,000 of New Jersey state Net Operating Loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000 as compared to February 2011, when the Company effectively sold $28,000,000 of its New Jersey state Net Operating Loss carryforwards (for the years 2003 through 2008) for approximately $2,272,000, representing a decrease in gain of $944,000 or 42%. (see “Note 14: Funds Received From Sale of Income Tax Net Operating Losses”).

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2012 was $1,665,000 compared to $1,818,000 for the same period in 2011, a decrease of $153,000 or 8%. Excluding the proceeds from this sale of New Jersey Net Operating Loss carryforwards, Cash used in operating activities for the three months ended March 31, 2012 decreased by approximately $1,097,000 or 27% over the comparable period in 2011.

As of March 31, 2012, we had approximately $32,190,000 in Cash, Cash Equivalents and Marketable Securities (restricted and unrestricted), or a decrease of approximately $2,201,000 from December 31, 2012.

A Margin Account was established on July 26, 2011, with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility (see “Note 8: Property and Equipment”). While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 3.0% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. As of March 31, 2012, the principal loan balance of the Margin Account was approximately $2,277,000 (see “Note 9: Margin Account Loan” and “Note 6: Marketable Securities – Restricted”).

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

Our ability to raise additional funds from the sale of equity securities is limited. In this regard, we only have approximately 31,862,000 shares authorized but unissued and unreserved and available for fund raising purposes without getting additional stockholder approval. While we recently increased the number of authorized shares of Common Stock from 200,000,000 to 350,000,000, the additional 150,000,000 shares cannot be issued for fundraising purposes without prior stockholder approval.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $32,190,000 in cash, cash equivalents and Marketable Securities (restricted and non-restricted) at March 31, 2012 as compared to $34,391,000 at December 31, 2011. To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:  Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2012 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2012, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Except as set forth below, there have been no material developments in litigation from that disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2011, Note 16 - Contingencies:

(b)   Hemispherx Biopharma, Inc. v. MidSouth Capital, Inc., Adam Cabibi, And Robert L. Rosenstein v. Hemispherx Biopharma, Inc. and The Sage Group, Inc., Civil Action No. 1:09-CV-03110-CAP.

Oral arguments on consolidated appeals took place before the Eleventh Circuit Court of Appeals on February 1, 2012. The Court has not yet ruled. Counsel is unable to express an opinion as to how the Court will ultimately rule regarding this litigation.

(c)   Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS.

In accordance with a Scheduling Order set by the Court, the parties concluded Fact and Expert Discovery on April 16, 2012. On April 30, 2012 the Company filed Motions for Summary Judgment seeking dismissal of all counts. The Sage Group (“Sage”) also filed a Motion for Summary Judgment seeking dismissal of all counts asserted against Sage.

The time frame for the Court’s determination of the respective Motions for Partial Summary Judgment and for Summary Judgment cannot be ascertained. As of May 1, 2012, no informed judgment can be made as to the likely outcome and Counsel is unable to provide a precise estimate of the merits or probability of success of the Cato Capital, LLC claims or a range of potential recovery or loss.

(d)    Summation.

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the three months ended March 31, 2012 or year ended December 31, 2011.

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

In July 2008, the FDA accepted for review our NDA for Ampligen® to treat CFS, originally submitted in October 2007. On November 25, 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA. In accordance with its 2008 Complete Response procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues. In December 2010, the FDA granted us a one year extension to file a response to the CRL. In January 2012, in response to our request for an additional extension, we were informed that, rather than grant additional formal requests for extension, FDA would instead await our complete response to the CRL. Therefore, unless we are informed by the FDA of the need to seek another formal extension, our NDA will remain open while we continue to prepare our response to the CRL. Unless communicated otherwise by the FDA, this extension will remain open while Hemispherx continues to amend the NDA. We are currently conducting an open-label treatment protocol in the U.S. and evaluating new diagnostic modalities to provide additional insights into the CFS disorder. It is our plan that the new analyses and other insights will supplement the original study findings. We believe that continued efforts to understand existing data and to advance the development of new data and information, will ultimately support a re-filing of the NDA. Thus, the Company is pursuing the filing of an amended NDA in response to FDA comments in the CRL.

The production of Alferon N Injection® from the Work-In-Process Inventory continued into January 2011 with its conversion into API and is completed for the related Final Lot Release Test. To formulate, fill and finish Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”).

On January 26, 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea regarding the fill and finish process for Alferon N Injection®. We are diligently working with Althea in the Technology Transfer phase of the process that includes evaluation of manufacturing and technology transfer feasibility, equipment and/or equipment modification requirements, engineering runs, process definition along with development and approval of the Master Batch Record. When the Technology Transfer process is complete, it will be necessary to conduct production tests with the resulting data to be submitted to the FDA. Only upon the finished product lots obtaining approval from the FDA will we be able to commercially sell Alferon N Injection®. In April 2012, FDA reviewers raised certain questions about the status of some lots of our older in-process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product. If we receive a Release Approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012. In the absence of FDA approvals for commercial sale of product manufactured from existing inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® inventory and API have been produced, filled and finished, and released by the FDA for sale. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by the CMO. If this finish goods inventory is not granted approval by the FDA for commercial sales, our operations most likely will be materially adversely affected.

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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of March 31, 2012, our accumulated deficit was approximately $(229,048,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We may require additional financing which may not be available. The limited number of shares of common stock available for financing without prior stockholder approval may hinder our ability to raise additional funding.

The development of our products will require the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2012, we had approximately $32,190,000 in Cash, Cash Equivalents and Marketable Securities (inclusive of $3,074,000 in Marketable Securities collateralizing certain debts). Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen®, and securing a strategic partner.

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

Our ability to raise additional funds from the sale of equity securities is limited. In this regard, we only have approximately 31,862,000 shares authorized but unissued and unreserved. While we recently increased the number of authorized shares of Common Stock from 200,000,000 to 350,000,000, the additional 150,000,000 shares cannot be issued for fundraising purposes without prior stockholder approval.

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

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired. The production of Alferon N Injection® from the Work-In-Process Inventory was restarted in May 2010, continued into January 2011 with its conversion into API and is completed for the related Final Lot Release Test. To fill and finish Alferon N Injection® Drug Product, we require a FDA approved third party CMO. In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea regarding the fill and finish process for Alferon N Injection®. Our Work-In-Process Inventory has expiration dates of September 30, 2012 through March 10, 2013. Upon the expected mid-2012 completion of the fill and finish process, it is projected that Alferon N Injection® will have an expected shelf life of 42 months. In April 2012, FDA reviewers raised certain questions about the status of some lots of our older in-process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product. If we receive a Release Approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012. In the absence of FDA approvals for commercial sale of product manufactured from existing inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® inventory and API have been produced, filled and finished, and released by the FDA for sale. We are unable to provide any assurance that the Work-In-Process Inventory will be converted into Finished Goods prior to the product’s expiration nor that the FDA will approve the final inventory lots manufactured by us or produced by Althea. If this Finished Goods inventory does not complete the fill and finish steps prior to their expiration or the inventory is not granted approval by the FDA for clinical sales, our operations most likely will be materially adversely affected.

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

Our commercialization strategy for Alferon N Injection® may include the utilization of internal functions and/or licensing/co-marketing agreements that would utilize the resources and capacities of one or more strategic partners. Accordingly, we have engaged Armada Healthcare to undertake the marketing, education and sales of Alferon N Injection® throughout the United States along with GP Pharm for Argentina, Mexico, and potentially, other South and Latin American countries.

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

The production of Alferon N Injection® from the Work-In-Process Inventory was restarted in May 2010, continued into January 2011 with its conversion into API and is completed for the related Final Lot Release Test. To formulate, fill and finish Alferon N Injection® drug product, we require a FDA approved third-party CMO. In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea regarding the formulation, fill, finish and packaging process for Alferon N Injection®. The Work-In-Process Inventory has expiration dates of September 30, 2012 through March 10, 2013. Upon the expected mid-2012 completion of the fill and finish process, it is projected that the Alferon N Injection® will have an expected shelf life of 42 months. In April 2012, FDA reviewers raised certain questions about the status of some lots of our older in-process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product. If we receive a Release Approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012. In the absence of FDA approvals for commercial sale of product manufactured from existing inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® inventory and API have been produced, filled and finished, and released by the FDA for sale. There can be no assurance that some or all of our existing Alferon® API will be successfully converted into finished product prior to their expiration, that our inventory will obtain FDA approval from their Final Lot Release Test, nor that the final drug product will obtain FDA approval upon completion of the fill and finish stage. Without FDA approval, our existing Alferon N Injection® will not be considered suitable for commercial sales. Additionally, there can be no assurance that the final manufacturing steps will be timely or successful, that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

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

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

—	announcements of the results of clinical trials by us or our competitors;
—	announcement of legal actions against us and/or settlements or verdicts adverse to us;
—	adverse reactions to products;
—	governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency comments regarding the safety or effectiveness of our products, or the adequacy of the procedures, facilities or controls employed in the manufacture of our products;
—	changes in U.S. or foreign regulatory policy during the period of product development;
—	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
—	announcements of technological innovations by us or our competitors;
—	announcements of new products or new contracts by us or our competitors;
—	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
—	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
—	conditions and trends in the pharmaceutical and other industries;
—	new accounting standards;
—	overall investment market fluctuation;
—	restatement of prior financial results;
—	notice of NYSE Amex non-compliance with requirements; and
—	occurrence of any of the risks described in these "Risk Factors".

Our common stock is listed for quotation on the NYSE Amex. For the three month period ended March 31, 2012, the closing price of our common stock has ranged from $0.19 to $0.47 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants. To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. In this regard we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration. We have allocated 32,000,000 shares under this registration statement to an At-The-Market equity offering and, as of March 31, 2012, we have sold a total of 520,000 shares pursuant to this offering.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 5.6% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%. The Rights Plan will expire on November 19, 2012, and may be redeemed prior thereto at $0.01 per Right under certain circumstances.

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

ITEM 2:          Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the three months ended March 31, 2012.

ITEM 3:          Defaults upon Senior Securities

None.

ITEM 4:          Mine Safety Disclosures

Not Applicable.

ITEM 5:          Other Information

None.

ITEM 6:          Exhibits

(a)          Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer & President

/s/ Charles T. Bernhardt
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: May 7, 2012

-44-