Form 10-Q
period 2012-06-30
HEMISPHERX BIOPHARMA INC
filed 2012-08-08
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

136,221,041 shares of common stock were outstanding as of August 1, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,170	$3,103
Marketable securities – unrestricted	19,442	26,229
Marketable securities – restricted	7,343	1,026
Inventories	1,107	897
Prepaid expenses and other current assets	425	531

Total current assets	30,487	31,786

Property and equipment, net	5,325	5,276
Patent and trademark rights, net	886	863
Marketable securities – unrestricted	0	1,958
Marketable securities – restricted	0	2,075
Construction in progress	4,347	1,484
Other assets	65	71

Total assets	$41,110	$43,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,805	$1,681
Accrued expenses	1,168	1,644
Margin account loan	4,335	1,695
Current portion of capital lease	50	49

Total current liabilities	7,358	5,069
Long-term liabilities
Long-term portion of capital lease	73	99
Redeemable warrants	144	380

Total liabilities	7,575	5,548

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	0	0
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 136,221,041 and 135,642,303, respectively	136	136
Additional paid-in capital	265,181	264,958
Accumulated other comprehensive gain (loss)	266	(389)
Accumulated deficit	(232,048)	(226,740)

Total stockholders’ equity	33,535	37,965

Total liabilities and stockholders’ equity	$41,110	$43,513

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,
	2012	2011
Revenues:
Clinical treatment programs	$49	$36

Total revenues	49	36

Costs and expenses:
Production/cost of goods sold	208	204
Research and development	1,736	1,624
General and administrative	1,738	1,456

Total costs and expenses	3,682	3,284

Operating loss	(3,633)	(3,248)

Interest expense	(1)	(6)
Interest and other income	247	317
Redeemable warrants valuation adjustment	387	643

Net loss	(3,000)	(2,294)

Other Comprehensive Income (Loss):
Unrealized gain (loss)on marketable securities	187	(154)
Realized (loss) on marketable securities	(21)	(941)
Less: Premium amortization	48	0
Net comprehensive loss	$(2,786)	$(3,389)

Basic and diluted loss per share	$(.02)	$(.02)

Weighted average shares outstanding, basic and diluted	135,974,216	135,375,375

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Six months ended June 30,
	2012	2011
Revenues:
Clinical treatment programs	$121	$78

Total revenues	121	78

Costs and expenses:
Production/cost of goods sold	488	397
Research and development	3,401	3,264
General and administrative	3,612	3,255

Total costs and expenses	7,501	6,916

Operating loss	(7,380)	(6,838)

Interest expense	(12)	(12)
Interest and other income	520	474
Funds received from sale of income tax net operating losses	1,328	2,272
Redeemable warrants valuation adjustment	236	944

Net loss	(5,308)	(3,160)

Other Comprehensive Income (Loss):
Unrealized gain (loss)on Securities	584	(141)
Realized (loss) on securities	(37)	(495)
Less: Premium amortization	108	0
Net comprehensive loss	$(4,653)	$(3,796)

Basic and diluted loss per share	$(.04)	$(.02)

Weighted average shares outstanding, basic and diluted	135,880,841	135,320,311

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2011	135,642,303	$136	$264,958	$(389)	$(226,740)	$37,965

Stock issued for settlement of accounts payable	338,991	0	133	0	0	133

Equity-based compensation	239,747	0	90	0	0	90

Net comprehensive income(loss)	0	0	0	655	(5,308)	(4,653)

Balance at June 30, 2012	136,221,041	$136	$265,181	$266	$(232,048)	$33,535

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(in thousands)

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(5,308)	$(3,160)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	296	198
Amortization of patent and trademark rights	5	110
Redeemable warrants valuation adjustment	(236)	(944)
Equity-based compensation	90	179

Change in assets and liabilities:
Inventories	(211)	(179)
Prepaid expenses and other current assets	106	(190)
Accounts payable	256	(140)
Accrued expenses	(476)	(676)
Net cash used in operating activities	$(5,478)	$(4,802)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	$(3,208)	$(381)
Additions to patent and trademark rights	(28)	(51)
Deposits on capital leases	7	(4)
Maturities of short-term and long-term marketable securities	7,216	7,606
Purchase of short-term and long-term marketable securities	(2,057)	(3,177)

Net cash provided by investing activities	$1,930	$3,993

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the Six Months Ended June 30, 2012 and 2011

(in thousands)

(Unaudited)

	2012	2011

Cash flows from financing activities:
Payments on capital leases	$(25)	$(31)
Proceeds from Margin Account Loan	2,640	0
Net cash provided by (used in) financing activities	$2,615	$(31)

Net decrease in cash and cash equivalents	(933)	(840)

Cash and cash equivalents at beginning of period	3,103	2,920

Cash and cash equivalents at end of period	$2,170	$2,080

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$133	$70
Equipment acquired by capital lease	$0	$62
Unrealized gain on investments	$655	$636
Redeemable warrants valuation adjustment	$236	$944
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$(12)	$(12)

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis Of Presentation

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has three domestic subsidiaries: BioPro Corp., BioAegean Corp. and Core Biotech Corp., all of which are incorporated in Delaware and are dormant. The Company’s foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., established in Belgium in 1998, has minimal activity. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 23,988,158 and 53,244,248 shares, are excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2012 and 2011, respectively, since their effect is anti-dilutive.

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

Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.68% - 0.86%	1.40% - 2.24%
Expected dividend yield	-	-
Expected lives	5.0 years	5.0 years
Expected volatility	108.76%-108.96%	104.29 - 104.47%
Weighted average grant date fair value per options and warrants issued	$0.21 per option for 1,439,000 options	$0.32 per option for 430,000 options

Stock option activity during the six months ended June 31, 2012 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	8,252,480	$2.11	5.75	$0
Granted	1,139,000	0.35	10.00	0
Forfeited	(10,000)	1.30	5.50	0

Outstanding June 30, 2012	9,381,480	$1.90	5.83	$0
Vested and expected to vest June 30, 2012	9,381,480	$1.90	5.83	$0

Exercisable June 30, 2012	8,267,272	$2.10	5.29	$0

Options to purchase 1,139,000 shares were granted to employees during the six months ended June 30, 2012 that were issued at a premium value of 110% of the NYSE MKT stock closing price and vest one year from the issuance date. The weighted average grant-date fair values of the options granted during the six months ended June 30, 2012 and 2011 were $245,000 and $126,000, respectively.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	148,333	$0.49	9.52	$0
Granted	1,039,209	0.42	10.00	0
Vested	(63,334)	0.32	9.45	0
Forfeited	(10,000)	1.30	5.50	0

Outstanding June 30, 2012	1,114,208	$0.42	9.94	$0

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	3,128,432	$1.87	5.25	$0
Granted	300,000	0.29	10.00	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Outstanding June 30, 2012	3,428,432	$1.73	5.21	$0
Vested and expected to vest June 30, 2012	3,428,432	$1.73	5.21	$0
Exercisable June 30, 2012	2,982,595	$1.92	4.73	$0

Options to purchase 300,000 shares were granted to employees during the six months ended June 30, 2012 that were issued at a premium value of 110% of the NYSE MKT stock closing price and vest one year from the issuance date. The weighted-average grant-date fair value of non-employee options granted during the six months ended June 30, 2012 and 2011 was approximately $60,000 and $12,700, respectively.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	256,250	$0.71	8.55	$0
Options granted	300,000	0.29	10.00	0
Options vested	(110,413)	0.67	7.57	0
Options forfeited	0	0	0	0
Outstanding June 30, 2012	445,837	$0.44	9.48	$0

The impact on the Company’s results of operations of recording equity-based compensation for the six months ended June 30, 2012 and 2011 was to increase general and administrative expenses by approximately $90,000 and $179,000 respectively. The impact on basic and fully diluted earnings per share for the six months ended June 30, 2012 and 2011 was $0.00 and $0.01, respectively.

As of June 30, 2012 and 2011, respectively, there was $374,000 and $129,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	June 30,	December 31,
	2012	2011

Inventory work-in-process, January 1	$897	$787
Production	254	302
Spoilage	(44)	(192)
Inventory work-in-process, end of period	$1,107	$897

The Alferon® Work-In-Process Inventory has expiration dates of September 30, 2012 through March 10, 2013. The Technology Transfer process with Althea Technologies, Inc. (“Althea”) of San Diego, CA, was completed in May 2012 and included the evaluation of manufacturing and technology transfer feasibility, equipment and/or equipment modification requirements, engineering runs, process definition along with development and approval of the Master Batch Record. At the completion of each inventory lot in the fill, finish and packaging process, it is projected that Alferon N Injection® will then have an expected shelf life of 42 months.

We are currently working on the Process Validation of two of the three Alferon® Work-In-Process lots with the resulting data to be submitted to the FDA. Only if and when the finished product lots obtain approval from the FDA will we be able to commercially sell Alferon N Injection® in the United States. If we receive a lot release approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012 or early 2013.

We are unable to provide any assurances that the FDA will approve the finish product lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing Work-In-Process inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® Active Pharmaceutical Ingredient (“API”) can be produced and formulated in order that finished product can be filled, finished, packaged and released by the FDA for commercial sale. While at June 30, 2012 and December 31, 2011, the Work-In-Process Inventory had no manufacturing steps to be undertaken at the Company’s New Brunswick, NJ facility, it will not be classified as Finished Goods until the fill and finish process is completed to create a product that can be commercially sold.

Note 5: Marketable Securities - Unrestricted

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. At June 30, 2012, all securities were classified as available for sale investments and $17,384,000 were measured as Level 1 instruments and $2,058,000 were measured as level 2 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

June 30, 2012

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$17,140	$244	$0	$17,384	$17,384	$0
US Treasury Bill	2,058	0	0	2,058	2,058	0

Totals	$19,198	$244	$0	$19,442	$19,442	$0

December 31, 2011

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$22,087	$0	$(334)	$21,753	$21,753	$0
Certificates of Deposit	2,155	10	0	2,165	1,707	458
Corporate Bonds	4,320	0	(51)	4,269	2,769	1,500

Totals	$28,562	$10	$(385)	$28,187	$26,229	$1,958

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

June 30, 2012

(in thousands)

All unrestricted investments were in a gain position as of June 30, 2012.

December 31, 2011

(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$0	$0	$21,753	$(334)	$21,753	$(334)
Corporate Bonds	4	997	(16)	3,272	(35)	4,269	(51)

Totals	5	$997	$(16)	$25,025	$(369)	$26,022	$(385)

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

These restricted marketable securities consist of corporate bonds with remaining maturities of greater than three months at the date of purchase, debt securities and bond funds. As of June 30, 2012, it was determined that none of the Marketable Securities had other-than-temporary impairments. At June 30, 2012, all restricted securities were classified as restricted from sale investments and $1,010,000 was measured as level 1 instruments and $6,333,000 were measured as level 2 instruments of the fair value measurements standard (see “Note 11: Fair Value”).

Securities classified as restricted from sale consisted of:

June 30, 2012

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$1,008	$2	$0	$1,010	$1,010	$0
Corporate Bonds	6,313	25	(5)	6,333	6,333	0

Totals	$7,321	$27	$(5)	$7,343	$7,343	$0

December 31, 2011

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Corporate Bonds	$3,115	$0	$(14)	$3,101	$1,026	$2,075

Totals	$3,115	$0	$(14)	$3,101	$1,026	$2,075

Unrealized losses on investments restricted from sale

Investments restricted from sale with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

June 30, 2012

(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Corporate Bonds	1	$2,271	$(5)	$0	$0	$2,271	$(5)

Totals	1	$2,271	$(5)	$0	$0	$2,271	$(5)

December 31, 2011

(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Corporate Bonds	1	$2,075	$(14)	$0	$0	$2,075	$(14)

Totals	1	$2,075	$(14)	$0	$0	$2,075	$(14)

Unrealized losses from fixed-income securities (bonds) are primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as deemed by independent financial rating services. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining losses represent other-than-temporary impairment based on Management’s evaluation of available evidence as of June 30, 2012.

Note 7: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30,	December 31,
	2012	2011

Compensation	$362	$821
Professional fees	170	215
Other expenses	523	495
Due for returned product	113	113
	$1,168	$1,644

Note 8: Property and Equipment

	June 30,	December 31,
	2012	2011

Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	4,348	4,002
Leasehold improvements	85	85

Total property and equipment	8,642	8,296
Less: accumulated depreciation and amortization	(3,317)	(3,020)

Property and equipment, net	$5,325	$5,276

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

The Board of Directors approved an allocation of up to $7.2 million, which included an increase of $700,000 authorized on June 5, 2012, for full engineering studies, capital improvements, system upgrades and introduction of building management systems to enhance production of Alferon®, the project has progressed to the construction phase. Construction in progress consists of accumulated costs for the construction and installation of capital improvements and process equipment within the Company’s New Brunswick, New Jersey facility until the assets are placed into service. As of June 30, 2012, construction in progress was $4,347,000 as compared to $1,484,000 as of December 31, 2011.

Note 9: Margin Account Loan

A “Margin Account” loan was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility. In order to maintain this Margin Account, established on July 26, 2011 with an estimated maximum dollar value of $6.5 million, the Company needs to pledge, restrict from sale and segregate to a dedicated Margin Account its Marketable Securities at an approximate ratio of two to one of security collateral to debt undertaken. With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities. While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 3.0% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. At June 30, 2012, the principal loan balance of the Margin Account was approximately $4,335,000, for which approximately $7,343,000 in Marketable Securities became restricted as dedicated collateral for the indebtedness. For the six months ended June 30, 2012, the interest charge was approximately $21,000 which has been capitalized along with the other costs related to the capital improvement project (see “Note 6: Marketable Securities – Restricted”).

Note 10: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. As of June 30, 2012, the Company issued 7,110,347 securities to Directors and consultants consisting of an aggregate 1,500,977 shares of common stock and options to purchase 5,609,370 shares. The shares issued to consultants had prices ranging from $0.25 to $2.30 based on the NYSE MKT closing price.

The aggregate stock options had various exercise prices ranging from $0.26 to $2.81, had terms of ten years, issued at a premium value of 110% of the NYSE MKT stock closing price and vested over varying periods of time upon grant.

In June 2012, the Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”) expired. This At-The-Market Equity Program (“ATM”) had permitted the Company to sell up to approximately 32,000,000 shares of its Common Stock from time to time through Maxim as its sales agent. Under the EDA, Maxim was entitled to a commission at a fixed commission rate of 4.0% of the gross sales price per Share sold, up to aggregate gross proceeds of $10,000,000, and, thereafter, at a fixed commission rate of 3.0% of the gross sales price per Share sold. The Company had no obligation to sell any shares under this program, and either Party was permitted to terminate the EDA at any time without penalty. During the six months ended June 30, 2012, the Company sold no shares through this program and received no net cash proceeds. As of June 30, 2012, the Company had sold an aggregate of 520,000 shares over the life of the ATM that resulted in net cash proceeds of approximately $293,000 and commissions paid to Maxim of approximately $12,000.

On July 23, 2012, the Company entered into a new EDA with Maxim to replace the expired EDA under which the Company may sell up to $75,000,000 worth of its shares of Common Stock from time to time through Maxim, as sales agent. Under the EDA, Maxim will again be entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-182216). On June 19, 2012, the Company filed a base Prospectus and on July 23, 2012, filed a Prospectus Supplement relating to the offering with the Securities and Exchange Commission. This Report did not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Fair value at June 30, 2012, was estimated using the following assumptions:

Underlying price per share	$0.28-$0.39
Exercise price per share	$1.31-$1.65
Risk-free interest rate	0.32%-0.44%
Expected holding period	1.88-2.63 yrs.
Expected volatility	69.2%-79.7%
Expected dividend yield	None

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $144,000 at June 30, 2012. There were no other financial instruments at June 30, 2012.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its warrant liability for those warrants with a cash settlement feature at fair value. As of June 30, 2012, the Company had no derivative assets or liabilities.

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

As of June 30, 2012 and 2011, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities-unrestricted	$19,442	$17,384	$2,058	$0
Marketable Securities-restricted	7,343	1,010	6,333	0
Liabilities:
Warrants	(144)	0	0	(144)
Total	$26,641	$18,394	$8,391	$(144)

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable
	Warrants
	(in thousands)
	2012	2011
Balance at January 1	$380	$2,805
Fair value adjustment at March 31	151	(302)
Balance at March 31	531	2,503
Fair value adjustment at June 30	(387)	(643)
Balance at June 30	$144	$1,860

Note 12: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 13: Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This standard eliminated the option to report other Comprehensive Income (Loss) and its components in the Statement of Changes in Stockholders’ Equity. Under this standard, an entity can elect to present items of Net Income (Loss) and other comprehensive income (loss) in one continuous statement referred to as the Consolidated Statements of Comprehensive Income (Loss), or in two separate but consecutive, statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income(loss) on the components of net income(loss) and other comprehensive income(loss). All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 effective September 30, 2011 and indefinitely deferred certain disclosures as allowed under ASU 2011-12. In transitioning to this new presentation prior to the mandatory conversion date of 2012, Management deemed that the only material change is the reflection of our “unrealized gain or (loss) on investments” after our traditional Net Loss reporting. The expiration of deferral allowed by ASU 2011-12 is not expected to have a significant impact on our consolidated financial statements.

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

Note 15: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued. On June 8, 2012, the Company and its consultants met with the FDA to discuss certain aspects of the CRL relating to its NDA for Ampligen® for the treatment of severely debilitated patients with CFS. Upon the Company’s review of the FDA Minutes from this meeting, the Company believes the key points from the meeting to be undertaken by the Company in conjunction with its complete response include the following:

•	The FDA agreed to accept, for review, in Hemispherx’ complete response new analyses of data from the AMP-516 Trial. Whether these data provide adequate evidence of efficacy will ultimately be a review issue, and there can be no assurance the FDA will conclude the data are adequate to support approval of the Ampligen® NDA;
•	As Ampligen® is a new molecular entity, the FDA anticipates that the data submitted in the NDA would be presented at a public FDA Advisory Committee meeting;

•	The FDA requires that the Company’s complete response include all information necessary for review at the time of filing and that it address all deficiencies identified in the CRL;
•	The Company’s New Brunswick manufacturing facility would be expected to be ready for GMP pre-approval inspection at the time of the complete response; and
•	The Company will include in the complete response a request for postponement of rodent carcinogenicity study requirements and a justification for this request.

The Company submitted the complete response to the FDA on July 31, 2012 in support of Ampligen®’s New Drug Application (“NDA”) for Chronic Fatigue Syndrome (“CFS”). If found sufficient to support approval of the drug, these new analyses will be in lieu of an additional confirmatory Phase III study called for in the FDA’s November 25, 2009 CRL. The FDA also advised that whether the new analyses provide adequate evidence of Ampligen®’s efficacy in treating CFS will ultimately be a review issue. The FDA has advised that, once submitted, the complete response will be on a six month review cycle at the FDA. The FDA’s agreement to review the complete response does not commit the FDA to approve the Ampligen® NDA. Further, no guarantee can be made at this time that the facility will necessarily pass a pre-approval inspection to produce raw materials to manufacture Ampligen®, which is conducted in a separately dedicated area within the overall New Brunswick manufacturing complex. As a result of the FDA meeting, Hemispherx has redirected many of its resources to the Ampligen® NDA submission and its preparation for the FDA pre-approval inspections by reassigning personnel, hiring additional staff, consultants and various independent contractors.

Other than these events, the Company has determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the six months ended June 30, 2012.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Hemispherx Biopharma, Inc. and its subsidiaries (collectively, “Hemispherx”, “Company”, “we or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-Q. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance or our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements and construction at of our New Brunswick, New Jersey facility. We disclosed herein that we had come to agreement with the FDA on the filing requirements for our Complete Response in support of the Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment. Please note that the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the complete response we ultimately submit in support of the Ampligen® NDA may not be accepted by the FDA or such acceptance may be delayed; (ii) the FDA may ask for additional data, information or studies to be completed or provided prior to approval; (iii) the FDA may require additional work related to the commercial manufacturing process to be completed prior to approval or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved; and (iv) the FDA may determine that the complete response ultimately submitted by us is not “complete”, potentially requiring us to conduct additional activities before we can re-file, if at all, the complete response. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of the Ampligen® NDA.

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

Our current strategic focus is derived from four applications of our two core pharmaceutical technology platforms Ampligen® and Alferon N Injection®. The commercial focus for Ampligen® includes application as a treatment for Chronic Fatigue Syndrome (“CFS”) and as a vaccine enhancer (adjuvant) for therapeutic and/or preventative development related to influenza and cancer treatments. Alferon N Injection® is a U.S. Food and Drug Administration (“FDA”) approved product with an indication for refractory or recurring genital warts. Alferon® LDO (Low Dose Oral) is a formulation currently under development targeting influenza.

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that produces Alferon® and Ampligen®. In December 2011, our Board of Directors (the “Board”) reevaluated its facility enhancement project to focus on upgrading the facility to provide for a high volume, more cost effective manufacturing process for Alferon N Injection®, Alferon® LDO and Ampligen®. In this regard, the Board increased the funding allocated to this project from $4.4 million to $6.5 million, and then again in June 2012 to $7.4 million. The project is in an active construction phase with approximately $4,335,000 spent to date through June 30, 2012 and financed through a Margin Account with an effective interest rate of approximately 3.0%, as compared to $1,695,000 at December 31, 2011. While facility upgrades are being undertaken to the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance final intermediates. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. Due to the necessity to reallocate some of our resources to the Ampligen® NDA application process and efforts towards the pre-approval inspection for Ampligen® manufacturing, the validation phase of the Alferon® manufacturing project has been delayed, causing the estimated completion date to be revised to late 2012 or early 2013. While the facility had been granted approval of its Biological License Application (“BLA”) by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility’s upgrades for Alferon®.

An element of the June 8, 2012 meeting with the FDA was the FDA’s requirement that our New Brunswick manufacturing facility would be ready for GMP pre-approval inspection related to Ampligen® at the time of submission of our complete response submission. In an attempt to accomplish this task, we have redirected many of our resources to the Ampligen® NDA submission and our preparedness for the FDA pre-approval inspections by reassigning personnel, and hiring additional staff, consultants and various independent contractors. We cannot provide any guarantee that the facility will necessarily pass a pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex. See “Ampligen®” below.

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

In July 2008, the FDA accepted for review our NDA for Ampligen® to treat CFS, originally submitted in October 2007. We are seeking marketing approval for the first-ever treatment for CFS and the NDA for Ampligen® is the first ever accepted for review by the FDA for systemic use of a toll-like receptor 3 (“TLR-3”) therapy to treat any condition. In November 2009, we received a Complete Response Letter (“CRL”) from the FDA which described specific additional recommendations related to the Ampligen® NDA. In accordance with its 2008 Complete Response procedure, the FDA reviewers determined that they could not approve the application in its present form and provided specific recommendations to address the outstanding issues. Most notably, the FDA stated that the two primary clinical studies submitted with the NDA did not provide credible evidence of efficacy of Ampligen® and recommended at least one additional clinical study which shows convincing effect and confirms safety in the target population. The FDA indicated that the additional study should be of sufficient size and sufficient duration (six months) and include appropriate monitoring to rule out the generation of autoimmune disease. In addition, patients in the study should be on more than one dose regimen, including at least 300 patients on dose regimens intended for marketing. In the Non-Clinical area, the FDA recommended among other things that we complete rodent carcinogenicity studies in two species. While as part of the NDA submission we had requested that these studies be waived, this waiver had not been granted by the FDA in their CRL. Under the Product Quality section of the CRL, the FDA recommended that we submit additional data and complete various analytical procedures. The collection of these data and the completion of these procedures is already part of our ongoing Quality Control, Quality Assurance program for Ampligen® manufacturing under current Good Manufacturing Practice (“cGMP”) guidelines and our manufacturing enhancement program. On January 14, 2010, we submitted reports of new preclinical data regarding Ampligen® in response to certain issues raised in the FDA’s CRL.

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, Nevada, and Salt Lake City, UT, provides safety data on the use of Ampligen® in patients to identify adverse events that occur in a patient to determine if it is related to the drug being tested or other health problems identified in trial participants. As of June 30, 2012, we had thirty-four patients participating in this open label treatment protocol with twenty-five taking treatment and nine on drug holiday. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support a re-filing of the NDA.

In November 2010, Hemispherx announced the publication of new analyses of data from the AMP-516 Trial also showed that patients on Ampligen® reduced their use of concomitant medications compared to patients receiving placebo. In particular, Ampligen® patients reduced their use of medications which may prolong the QT interval. Prolongation of the QT interval is a known risk factor for sudden cardiac death and arrhythmias. A greater portion of the placebo patients were found to have a significant prolongation of the QT interval compared to patients who had received Ampligen®, thereby creating a cardiac risk situation in the CFS patients. Cardiac death is one of three major causes of premature death in CFS, which affects predominantly women in their 40s.

In January 2012, in response to our request for an additional extension, we were informed that, rather than grant additional formal requests for extension, FDA would instead await our complete response to the CRL. Therefore, unless we are informed by the FDA of the need to seek another formal extension, our NDA will remain open while we continue to prepare our response to the CRL.

In March 2012, a new peer reviewed analysis of data from the AMP-516 Trial was published showing that the proportions of Ampligen® patients with exercise improvements of at least 25% and at least 50% were, respectively, 1.7 and 1.9-fold greater than those patients on placebo. A continuous responder analysis which examined response improvements from 25% to 50% in 5% increments showed a greater improvement in exercise tolerance for patients receiving Ampligen® versus placebo at every 5% increment above 25%.

On June 8, 2012, the Company and its consultants met with the FDA to discuss certain aspects of the CRL relating to its NDA for Ampligen® for the treatment of severely debilitated patients with CFS. Upon our review of the FDA Minutes from this meeting that we received on July 6, 2012, we believe the key points from the meeting to be undertaken by the Company in conjunction with its complete response include the following:

•	The FDA agreed to accept, for review, in Hemispherx’ complete response new analyses of data from the AMP-516 Trial. Whether these data provide adequate evidence of efficacy will ultimately be a review issue, and there can be no assurance the FDA will conclude the data are adequate to support approval of the Ampligen® NDA;
•	As Ampligen® is a new molecular entity, the FDA anticipates that the data submitted in the NDA would be presented at a public FDA Advisory Committee meeting;
•	The FDA requires that the Company’s complete response include all information necessary for review at the time of filing and that it address all deficiencies identified in the CRL;
•	Our New Brunswick manufacturing facility would be expected to be ready for GMP pre-approval inspection at the time of the complete response; and
•	We will include in the complete response a request for postponement of rodent carcinogenicity study requirements and a justification for this request.

The Company submitted the complete response to the FDA on July 31, 2012 in support of Ampligen®’s NDA for CFS. If found sufficient to support approval of the drug, these new analyses will be in lieu of an additional confirmatory Phase III study called for in the FDA’s November 25, 2009 CRL. The FDA also advised that whether the new analyses provide adequate evidence of Ampligen®’s efficacy in treating CFS will ultimately be a review issue. The FDA has advised that, once submitted, the complete response will be on a six month review cycle at the FDA. The FDA’s agreement to review the complete response does not commit the FDA to approve the Ampligen® NDA. Further, no guarantee can be made at this time that the facility will necessarily pass a pre-approval inspection to produce raw materials to manufacture Ampligen®, which is conducted in a separately dedicated area within the overall New Brunswick manufacturing complex. As a result of the FDA meeting, Hemispherx has redirected many of its resources to the Ampligen® NDA submission and our preparation for the FDA pre-approval inspections by reassigning personnel, hiring additional staff, consultants and various independent contractors.

On July 12, 2012, we filed a new drug application for Ampligen® with the ANMAT (Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica), the agency responsible for the national regulation of drugs, foods and medical technology in Argentina, under the ANMAT’s Orphan Drug regulations. We believe that the approval of Ampligen® as an Orphan Drug should allow reimbursement by the Health Services Authority (SSS), the central health authority in Argentina for patients seeking treatment for ME/CFS.

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

In January 2012, the ANMAT approved the sale and distribution of Alferon N Injection® (under the brand name “Naturaferon”) in Argentina. In June 2010, Hemispherx agreed to provide GP Pharm an option to market Alferon N Injection®, its FDA-approved natural interferon, in Argentina and other Latin American countries. The receipt of the ANMAT approval is the first step of a regulatory process towards the commercial sales of Naturaferon.

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

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea regarding the fill and finish process for Alferon N Injection®. In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product.

The Technology Transfer process with Althea was completed in May 2012 and included the evaluation of manufacturing and technology transfer feasibility, equipment and/or equipment modification requirements, engineering runs, process definition along with development and approval of the Master Batch Record. At the completion of each inventory lot in the fill, finish and packaging process, it is projected that Alferon N Injection® will then have an expected shelf life of 42 months.

We are currently working on the Process Validation of two of the three Alferon® Work-In-Process lots with the resulting data to be submitted to the FDA. Only if and when the finished product lots obtain approval from the FDA will we be able to commercially sell Alferon N Injection® in the United States. If we receive a lot release approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012 or early 2013.

We are unable to provide any assurances that the FDA will approve the finish product lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing Work-In-Process inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® Active Pharmaceutical Ingredient (“API”) can be produced and formulated in order that finished product can be filled, finished, packaged and released by the FDA for commercial sale. While at June 30, 2012 and December 31, 2011 the Work-In-Process Inventory had no manufacturing steps to be undertaken at the Company’s New Brunswick, NJ facility, it will not be classified as Finished Goods until the fill and finish process is completed to create a product that can be commercially sold.

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

In December 2010, the FDA authorized a protocol to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects. Our Phase II study has been delayed as we continue to evaluate gene expression measures to identify the systemic gene activation effects in peripheral blood leukocytes following treatment with Alferon® LDO. The outcome of this confirmatory study will allow us to better evaluate the potential effectiveness of this product and to proceed with this study of seasonal and pandemic influenza.

Other Viral Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. As of June 30, 2012, four subjects have participated in this study. As required by the study’s protocol, a Data Monitoring Committee (DMC) has recently reviewed the safety data on these four subjects and approved the study to proceed at the next higher dosage level.

In April 2010, we began the process to undertake a clinical placebo-controlled study with Max Neeman International, a leading and large clinical research organization in India. This collaborative clinical research effort is intended to utilize Alferon N Injection® for treatment of seriously ill patients hospitalized with either seasonal influenza or pandemic influenza. The Indian site selection process was initiated and we obtained approval to begin the study from the Indian Drugs Controller General on July 13, 2010. As of June 2012, we had ten operational Clinical Investigative Sites. Thirty patients, of the planned total of sixty, have completed the study. Our study has progressed at a rate slower than originally projected due to difficulties encountered in the process of screening for subjects with influenza, rather than other illnesses with symptoms similar to influenza, along with India experiencing an unusually mild flu season during the past year. Due to the unexpectedly slow enrollment rate for this study, on June 20, 2012, we notified Max Neeman International that this study was suspended, pending an interim analysis of results to date on the thirty completed patients of the planned sixty patient study.

In June 2011, we entered into a Material Transfer and Research Agreement with the University of Pennsylvania’s School of Medicine to provide Ampligen® for testing as a vaccine adjuvant in a human clinical study in ovarian cancer. This study is a Phase I/II randomized clinical trial for subjects with recurring ovarian, fallopian tube or primary peritoneal cancer to determine the feasibility and safety as well as immunogenicity of a vaccine comprised of autologous oxidized tumor cell lysate (“OC-L”) administered by intradermal/subcutaneous injection in combination with intravenous Ampligen®. The OC-L vaccine is an experimental cancer immunotherapy under development by the University of Pennsylvania. This study represents the first use of Ampligen® as a cancer vaccine adjuvant in a randomized clinical study with and without Ampligen®. As of June 30, 2012, three patients have participated in this study. New enrollment into this study is currently suspended pending additional data analyses and non-clinical experimentation in an attempt to modify the immune response elicited by the vaccine adjuvant combination. To date, this treatment has been generally well-tolerated with no tumor regression seen in the first three patients.

In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA. As of June 30, 2012, forty patients have enrolled in this eighty-eight patient Phase I-II Study of HER2 vaccination with Ampligen® as an adjuvant in optimally treated breast cancer patients. The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer. Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu. The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better. Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the three months ended June 30, 2012, the Company contributions towards the 401(k) Plan were $74,000.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 versus three months ended June 30, 2011

Net Loss

Our net loss was approximately $3,000,000 for the three months ended June 30, 2012, an increase in loss of approximately $706,000 or 31% when compared to the same period in 2011. This increase in loss for these three months was primarily due to the following:

1)	an increase in Research and Development costs of approximately $112,000 or 7%;

2)	an increase in General and Administrative expenses of approximately $282,000 or 19%;

3)	the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $387,000 in 2012 as compared to non-cash gain of $643,000 for the same period in 2011, resulting in an increased loss of $256,000; and

4)	a decrease in interest income of approximately $70,000 from funds invested in marketable securities.

Net loss per share was $(0.02) for the current three month period versus $(0.02) per share for the same period in 2011. The weighted average number of shares of our Common Stock outstanding as of June 30, 2012 was 135,974,216 as compared to 135,375,375 as of June 30, 2011.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased $13,000 or 36% for the second quarter of 2012 as compared to the same time period of 2011. The number of patients increased 53% in the three months ended June 30, 2012. As of June 30, 2012, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $208,000 and $204,000, respectively, for the three months ended June 30, 2012 and 2011. This increase of $4,000 or 2% was primarily due to costs related to quality control testing of Alferon N Injection® Finished Goods inventory utilized in clinical studies and an increase in costs associated with the preparation of Alferon N Injection® Work In Process inventory as it is prepared for the fill, finish and packaging stage.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2012 were approximately $1,736,000 as compared to $1,624,000 for the same period a year ago reflecting an increase of $112,000 or 7%. The R&D efforts during this three month period in 2012 were essentially consistent as compared to the prior year as we continue our efforts regarding the Ampligen® NDA and undertake Alferon® LDO preclinical testing.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2012 and 2011 were approximately $1,738,000 and $1,456,000, respectively, reflecting an increase of $282,000 or 19%. The higher G&A expenses in 2012 consisted primarily of an increase of $215,000 in legal fees due to the Cato Capital, LLC litigation and efforts to domesticate our judgment against Johannesburg Consolidated Investments (“JCI”) in South Africa along with $138,000 of higher Directors’ fees offset by $71,000 of Public relations and other professional fees incurred in 2011.

Interest and Other Income

Interest and other income for the three months ended June 30, 2012 and 2011 were approximately $247,000 and $317,000, respectively, representing a decrease of $70,000 or 22%. The primary cause for the decrease in investment income was the decrease of available funds to invest as we continue to use up the funds in operations and the ramp up of our New Jersey manufacturing facility.

Redeemable Warrants

The quarterly fiscal revaluation resulted in non-cash adjustments to the Redeemable Warrants Liability for the three months ended June 30, 2012 and 2011 of approximately $387,000 and $643,000, respectively, representing a decrease of $256,000 (see “Note 11: Fair Value”).

Six months ended June 30, 2012 versus six months ended June 30, 2011

Net Loss

Our net loss was approximately $5,308,000 for the six months ended June 30, 2012, an increase in loss of approximately $2,148,000 or 68% when compared to the same period in 2011. This increase in loss for these six months was primarily due to the following:

1)	an increase in Research and Development costs of approximately $137,000 or 4%;

2)	an increase in General and Administrative expenses of approximately $357,000 or 11%;

3)	an increase in Production/Cost of Goods Sold of approximately $91,000 or 23%;

4)	the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $236,000 in 2012 as compared to non-cash gain of $944,000 for the same period in 2011, resulting in an increased loss of $708,000; and

5)	sale in January 2012 of $16,000,000 of our approximately $25,000,000 of New Jersey state Net Operating Loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000 as compared to February 2011, when the Company effectively sold $28,000,000 of its New Jersey state Net Operating Loss carryforwards (for the years 2003 through 2008) for approximately $2,272,000, representing a decrease in income of $944,000 or 42%; offset by

6)	an increase in interest income of $46,000 from funds invested in marketable securities.

Net loss per share was $(0.04) for the current six month period versus $(0.02) per share for the same period in 2011. The weighted average number of shares of our Common Stock outstanding as of June 30, 2012 was 135,880,841 as compared to 135,320,311 as of June 30, 2011.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased $43,000 or 55% for the first six months of 2012 as compared to the same time period of 2011. The number of patients increased 48% in the six months ended June 30, 2012. As previously stated, we have no Alferon N Injection® product to commercially sell at this time and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $488,000 and $397,000, respectively, for the six months ended June 30, 2012 and 2011. This increase of $91,000 or 23% was primarily due to costs related to quality control testing of Alferon N Injection® Finished Goods inventory utilized in clinical studies and an increase in costs associated with the preparation of Alferon N Injection® Work In Process inventory as it is prepared for the fill, finish and packaging stage.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2012 were approximately $3,401,000 as compared to $3,264,000 for the same period a year ago reflecting an increase of $137,000 or 4%. The R&D efforts during this six month period in 2012 were essentially consistent as compared to the prior year as we continue our efforts regarding the Ampligen® NDA and undertaking of Alferon® LDO preclinical testing.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2012 and 2011 were approximately $3,612,000 and $3,225,000, respectively, reflecting an increase of $357,000 or 11%. The higher G&A expenses in 2012 consisted primarily of an increase of $408,000 in legal fees due to the Cato Capital, LLC litigation and efforts to domesticate the judgment against JCI in South Africa along with $244,000 of higher Directors’ fees offset by $295,000 of lower accounting and other professional fees incurred in 2011 due to the restatement of our 2009 financials and related SEC Reports.

Interest and Other Income

Interest and other income for the six months ended June 30, 2012 and 2011 was approximately $520,000 and $474,000, respectively, representing an increase of $46,000 or 10%. The primary cause for the increase of investment income was a higher rate of return from our portfolio of short and long-term bond and fixed-income type investments during 2012. The interest income from these investments is recognized over the life of the instrument.

Redeemable Warrants

The quarterly fiscal revaluation resulted in non-cash adjustments to the Redeemable Warrants Liability for the six months ended June 30, 2012 and 2011 of approximately $236,000 and $944,000, respectively, representing a decrease of $708,000 (see “Note 11: Fair Value”).

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

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2012 was $5,478,000 compared to $4,802,000 for the same period in 2011, an increase of $676,000 or 14%. Excluding the proceeds from this sale of New Jersey Net Operating Loss carryforwards, Cash used in operating activities for the six months ended June 30, 2012 decreased by approximately $268,000 or 4% over the comparable period in 2011.

As of June 30, 2012, we had approximately $28,955,000 in Cash, Cash Equivalents and Marketable Securities (restricted and unrestricted), or a decrease of approximately $5,436,000 from December 31, 2012.

A Margin Account was established on July 26, 2011, with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility (see “Note 8: Property and Equipment”). While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 3.0% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. As of June 30, 2012, the principal loan balance of the Margin Account was approximately $4,335,000 (see “Note 9: Margin Account Loan” and “Note 6: Marketable Securities – Restricted”).

On July 23, 2012, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”) to replace the expired EDA and create a new ATM under which we may sell up to $75,000,000 worth of our shares of Common Stock from time to time through Maxim, as sales agent. Under the EDA, Maxim will again be entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA.

Our ability to raise additional funds from the sale of equity securities is limited. In this regard, we have approximately 31,900,000 shares authorized but unissued and unreserved and available for fund raising purposes without getting additional stockholder approval. While we recently increased the number of authorized shares of Common Stock from 200,000,000 to 350,000,000, the additional 150,000,000 shares cannot be issued for fundraising purposes without prior stockholder approval.

There can be no assurances that, if needed, we will be able to raise adequate funds from the sale of shares under the Maxim ATM or other sources. Our inability to raise such funds, if needed, could have a material adverse effect on our ability to develop our products, commercially produce inventory or continue our operations. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash. Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, acquisitions of intellectual property or assets, upgrades to the manufacturing process, competitive and technological advances, the regulatory processes including the commercializing of Ampligen® products or new utilization of Alferon® products.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $28,955,000 in cash, cash equivalents and Marketable Securities (restricted and non-restricted) at June 30, 2012 as compared to $34,391,000 at December 31, 2011. To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:  Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of June 30, 2012 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2012, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In early April, the Company received notice that Robert Rosenstein filed a petition under Chapter 7 of the Bankruptcy Code in the Northern District of Georgia. The Company has elected not to contest the dischargability of its claim against Mr. Rosenstein if the Summary Judgment is reversed on appeal. In the event of a reversal, and if there are any assets in the estate, the Company will file a proof of claim in the Bankruptcy Court as an unsecured creditor.

(c)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS.

In accordance with a Scheduling Order set by the Court, the parties concluded Fact and Expert Discovery on April 16, 2012. On April 30, 2012 the Company filed Motions for Summary Judgment seeking dismissal of all counts. The Sage Group (“Sage”) also filed a Motion for Summary Judgment seeking dismissal of all counts asserted against Sage. The time frame for the Court’s determination of the respective Motions for Partial Summary Judgment, and for Summary Judgment, cannot be ascertained, including whether the Court will determine the Motions prior to trial of the matter. The Parties are scheduled to commence a Non-Jury trial on October 29, 2012 before the United States District Court for the District of Delaware. As of August 1, 2012, no informed judgment can be made as to the likely outcome and Counsel is unable to provide a precise estimate of the merits or probability of success of the Cato claims or a range of potential recovery or loss.

(d)	Summation.

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the six months ended June 30, 2012 or year ended December 31, 2011.

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

Our products, including Ampligen®, are subject to extensive regulation by numerous governmental authorities in the United States (“U.S.”) and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch (“HPB”) of Canada, and the Agency for the European Medicines Agency (“EMA”) in Europe. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen® or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen® will ultimately be demonstrated to be safe or efficacious. While Ampligen® is authorized for use in clinical trials in the U.S., we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. In addition, although Ampligen® has been authorized by the FDA for treatment use under certain conditions, including provision for cost recovery, there can be no assurance that such authorization will continue in effect.

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

On June 8, 2012, the Company and its consultants met with the FDA to discuss certain aspects of the CRL relating to its NDA for Ampligen® for the treatment of severely debilitated patients with CFS. Upon our review of the FDA Minutes from this meeting that we received on July 6, 2012, we believe the key points from the meeting to be undertaken by the Company in conjunction with its complete response include the following:

•	The FDA agreed to accept, for review, in Hemispherx’ complete response new analyses of data from the AMP-516 Trial. Whether these data provide adequate evidence of efficacy will ultimately be a review issue, and there can be no assurance the FDA will conclude the data are adequate to support approval of the Ampligen® NDA;
•	As Ampligen® is a new molecular entity, the FDA anticipates that the data submitted in the NDA would be presented at a public FDA Advisory Committee meeting;
•	The FDA requires that the Company’s complete response include all information necessary for review at the time of filing and that it address all deficiencies identified in the CRL;
•	Our New Brunswick manufacturing facility would be expected to be ready for GMP pre-approval inspection at the time of the complete response; and
•	We will include in the complete response a request for postponement of rodent carcinogenicity study requirements and a justification for this request.

We submitted the complete response to the FDA on July 31, 2012. If found sufficient to support approval of the drug, these new analyses will be in lieu of an additional confirmatory Phase III study called for in the FDA’s November 25, 2009 CRL. The FDA also advised that whether the new analyses provide adequate evidence of Ampligen®’s efficacy in treating CFS will ultimately be a review issue. The FDA has advised that, once submitted, the complete response will be on a six month review cycle at the FDA. The FDA’s agreement to review the complete response does not commit the FDA to approve the Ampligen® NDA. Further, no guarantee can be made at this time that the facility will necessarily pass a pre-approval inspection to produce raw materials to manufacture Ampligen®, which is conducted in a separately dedicated area within the overall New Brunswick manufacturing complex. As a result of the FDA meeting, Hemispherx has redirected many of its resources to the Ampligen® NDA submission and our preparation for the FDA pre-approval inspections by reassigning personnel, hiring additional staff, consultants and various independent contractors.

If we are unable to gain the necessary FDA approvals related to Ampligen®, our operations most likely will be materially adversely affected. For more information on the Ampligen® NDA and its current status with the FDA, please see “Ampligen®” in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; General.

The production of Alferon N Injection® from the Work-In-Process Inventory continued into January 2011 with its conversion into API and is completed for the related Final Lot Release Test. To formulate, fill and finish Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”).

On January 26, 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea regarding the fill and finish process for Alferon N Injection®. The Technology Transfer process with Althea was completed in May 2012 and included the evaluation of manufacturing and technology transfer feasibility, equipment and/or equipment modification requirements, engineering runs, process definition along with development and approval of the Master Batch Record. At the completion of each inventory lot in the fill, finish and packaging process, it is projected that Alferon N Injection® will then have an expected shelf life of 42 months.

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. The production of new Alferon® drug product inventory will not commence until the capital improvement and validation phases at our New Brunswick manufacturing facility are complete. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by Althea. If this finish goods inventory is not granted approval by the FDA for commercial sales, our operations most likely will be materially adversely affected.

We are currently working on the Process Validation of two of the three Alferon® Work-In-Process lots with the resulting data to be submitted to the FDA. Only if and when the finished product lots obtain approval from the FDA will we be able to commercially sell Alferon N Injection® in the United States. If we receive a lot release approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012 or early 2013.

We are unable to provide any assurances that the FDA will approve the finish product lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing Work-In-Process inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® Active Pharmaceutical Ingredient (“API”) can be produced and formulated in order that finished product can be filled, finished, packaged and released by the FDA for commercial sale. While at June 30, 2012 and December 31, 2011 the Work-In-Process Inventory had no manufacturing steps to be undertaken at the Company’s New Brunswick, NJ facility, it will not be classified as Finished Goods until the fill and finish process is completed to create a product that can be commercially sold.

Alferon® LDO is undergoing pre-clinical testing for possible use as prophylaxis against influenza. While the studies to date have been encouraging, preliminary testing in the laboratory and in animal models is not necessarily predictive of successful results in clinical testing or human treatment. No assurance can be given that similar results will be observed in clinical trials. Use of Alferon® as a possible treatment of influenza requires prior regulatory approval. In October 2009, we originally submitted a protocol to the FDA proposing to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects. In December 2010, the FDA authorized this Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects. Our Phase II study has been delayed as we continue to evaluate gene expression measures to identify the systemic gene activation effects in peripheral blood leukocytes following treatment with Alferon® LDO. The outcome of this confirmatory study will allow us to better evaluate the potential effectiveness of this product and to proceed with this study of seasonal and pandemic influenza. We are unable to provide any assurances that the Phase II Alferon® LDO study for the prophylaxis and treatment of seasonal and pandemic influenza will be undertaken.

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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2012, our accumulated deficit was approximately $(232,048,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limited number of shares of common stock available for financing without prior stockholder approval may hinder our ability to raise additional funding.

The development of our products will require the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2012, we had approximately $28,955,000 in Cash, Cash Equivalents and Marketable Securities (inclusive of $7,343,000 in Marketable Securities collateralizing certain debts). Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen®, and securing a strategic partner.

We anticipate that we will need to obtain additional funding. In this regard, on July 23, 2012, we entered into a new Equity Distribution Agreement (“EDA”) with Maxim under which we may sell up to $75,000,000 worth of our shares of Common Stock from time to time through Maxim, as sales agent (See Part I; Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources” above). The Company has no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. We cannot assure how much funding will be obtained from the Maxim EDA or whether it will be sufficient in conjunction with current financial resources to permit us to take all actions needed to obtain FDA approval for Ampligen®.

If we are unable to obtain FDA approval for Ampligen®, eventually commercialize and sell Ampligen® or Alferon® LDO and/or recommence and increase sales of Alferon N Injection® or our other products, we eventually may need to secure other sources of funding through additional equity or debt financing or other sources in order to satisfy our working capital needs and/or complete the necessary clinical trials and the regulatory approval processes on which the commercialization of our products depends.

Our ability to raise additional funds from the sale of equity securities is limited. In this regard, we only have approximately 31,900,000 shares authorized but unissued and unreserved. While we recently increased the number of authorized shares of Common Stock from 200,000,000 to 350,000,000, the additional 150,000,000 shares cannot be issued for fundraising purposes without prior stockholder approval.

There can be no assurances that we can obtain the requisite stockholder approval to use any of the newly authorized shares of Common Stock for funding purposes or raise adequate funds from other sources. If we are unable to obtain additional funding, through the Maxim EDA or otherwise, our ability to develop our products, commercially produce inventory or continue our operations may be materially adversely affected.

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

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea regarding the fill and finish process for Alferon N Injection®. The Technology Transfer process with Althea was completed in May 2012 and included the evaluation of manufacturing and technology transfer feasibility, equipment and/or equipment modification requirements, engineering runs, process definition along with development and approval of the Master Batch Record. At the completion of each inventory lot in the fill, finish and packaging process, it is projected that Alferon N Injection® will then have an expected shelf life of 42 months.

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. The production of new Alferon® drug product inventory will not commence until the capital improvement and validation phases at our New Brunswick manufacturing facility are complete. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by Althea. If this finish goods inventory is not granted approval by the FDA for commercial sales, our operations most likely will be materially adversely affected.

We are currently working on the Process Validation of two of the three Alferon® Work-In-Process lots with the resulting data to be submitted to the FDA. Only if and when the finished product lots obtain approval from the FDA will we be able to commercially sell Alferon N Injection® in the United States. If we receive a lot release approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012 or early 2013.

We are unable to provide any assurances that the FDA will approve the finish product lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing Work-In-Process inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® Active Pharmaceutical Ingredient (“API”) can be produced and formulated in order that finished product can be filled, finished, packaged and released by the FDA for commercial sale. While at June 30, 2012 and December 31, 2011 the Work-In-Process Inventory had no manufacturing steps to be undertaken at the Company’s New Brunswick, NJ facility, it will not be classified as Finished Goods until the fill and finish process is completed to create a product that can be commercially sold.

We continue to undertake at our New Brunswick, NJ facility a major capital improvement program to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API. Due to the necessity to reallocate some of our resources to the Ampligen® NDA application process and efforts towards the pre-approval inspection for Ampligen® manufacturing, the validation phase of the Alferon® manufacturing project has been delayed, causing the estimated completion date to be revised to late 2012 or early 2013. While the facility had been granted approval of its Biological License Application (“BLA”) by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility’s upgrades for Alferon®. We cannot provide any guarantee that the facility will necessarily pass a pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

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

Our commercialization strategy for Alferon N Injection® may include the utilization of internal functions and/or licensing/co-marketing agreements that would utilize the resources and capacities of one or more strategic partners. Accordingly, we have engaged Armada Healthcare to undertake the marketing, education and sales of Alferon N Injection® throughout the United States along with GP Pharm for both Ampligen® and Alferon® in Argentina and potentially other South and Latin American countries.

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

There is no assurance that our existing Alferon N Injection® inventory will receive Release Approval from the FDA or that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing upgrades or return to commercial, large-scale production.

The production of Alferon N Injection® from the Work-In-Process Inventory was restarted in May 2010, continued into January 2011 with its conversion into API and is completed for the related Final Lot Release Test. To formulate, fill and finish Alferon N Injection® drug product, we require a FDA approved third-party CMO.

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea regarding the fill and finish process for Alferon N Injection®. The Technology Transfer process with Althea was completed in May 2012 and included the evaluation of manufacturing and technology transfer feasibility, equipment and/or equipment modification requirements, engineering runs, process definition along with development and approval of the Master Batch Record. At the completion of each inventory lot in the fill, finish and packaging process, it is projected that Alferon N Injection® will then have an expected shelf life of 42 months.

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. The production of new Alferon® drug product inventory will not commence until the capital improvement and validation phases at our New Brunswick manufacturing facility are complete. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by Althea. If this finish goods inventory is not granted approval by the FDA for commercial sales, our operations most likely will be materially adversely affected.

We are currently working on the Process Validation of two of the three Alferon® Work-In-Process lots with the resulting data to be submitted to the FDA. Only if and when the finished product lots obtain approval from the FDA will we be able to commercially sell Alferon N Injection® in the United States. If we receive a lot release approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012 or early 2013.

We are unable to provide any assurances that the FDA will approve the finish product lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing Work-In-Process inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® Active Pharmaceutical Ingredient (“API”) can be produced and formulated in order that finished product can be filled, finished, packaged and released by the FDA for commercial sale. While at June 30, 2012 and December 31, 2011 the Work-In-Process Inventory had no manufacturing steps to be undertaken at the Company’s New Brunswick, NJ facility, it will not be classified as Finished Goods until the fill and finish process is completed to create a product that can be commercially sold. There can be no assurance that some of our existing Alferon® API will obtain FDA approval from their Final Lot Release Test, nor that the final drug product will obtain FDA approval upon completion of the fill and finish stage. Without FDA approval, our existing Alferon N Injection® will not be considered suitable for commercial sales. Additionally, there can be no assurance that the final manufacturing steps will be timely or successful, that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

The production of new Alferon® drug product inventory will not commence until the capital improvement and validation phases at our New Brunswick manufacturing facility are complete in late 2012 or early 2013. Upon completion of the capital improvements, our manufacturing facility will need to be recertified by the FDA prior to the production of commercially sellable Alferon®. While our manufacturing facility had been previously granted approval of its BLA status for Alferon® by the FDA, there can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that the capital improvements will be timely or successful, that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

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

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea regarding the fill and finish process for Alferon N Injection®. The Technology Transfer process with Althea was completed in May 2012 and included the evaluation of manufacturing and technology transfer feasibility, equipment and/or equipment modification requirements, engineering runs, process definition along with development and approval of the Master Batch Record. At the completion of each inventory lot in the fill, finish and packaging process, it is projected that Alferon N Injection® will then have an expected shelf life of 42 months.

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. The production of new Alferon® drug product inventory will not commence until the capital improvement and validation phases at our New Brunswick manufacturing facility are complete. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by Althea. If this finish goods inventory is not granted approval by the FDA for commercial sales, our operations most likely will be materially adversely affected.

We are currently working on the Process Validation of two of the three Alferon® Work-In-Process lots with the resulting data to be submitted to the FDA. Only if and when the finished product lots obtain approval from the FDA will we be able to commercially sell Alferon N Injection® in the United States. If we receive a lot release approval from the FDA as to quality and consistency of these materials, and approval for Althea to perform the fill and finish process, we estimate that commercial sales of Alferon N Injection® could commence in the later part of 2012 or early 2013.

We are unable to provide any assurances that the FDA will approve the finish product lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing Work-In-Process inventory, commercial sales of Alferon® in the United States will not resume until new batches of Alferon® Active Pharmaceutical Ingredient (“API”) can be produced and formulated in order that finished product can be filled, finished, packaged and released by the FDA for commercial sale. While at June 30, 2012 and December 31, 2011 the Work-In-Process Inventory had no manufacturing steps to be undertaken at the Company’s New Brunswick, NJ facility, it will not be classified as Finished Goods until the fill and finish process is completed to create a product that can be commercially sold. There can be no assurance that some of our existing Alferon® API will obtain FDA approval from their Final Lot Release Test, nor that the final drug product will obtain FDA approval upon completion of the fill and finish stage. Without FDA approval, our existing Alferon N Injection® will not be considered suitable for commercial sales. Additionally, there can be no assurance that the final manufacturing steps will be timely or successful, that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

The production of new Alferon® drug product inventory will not commence until the capital improvement and validation phases at our New Brunswick manufacturing facility are complete in late 2012 or early 2013. Upon completion of the capital improvements, our manufacturing facility will need to be recertified by the FDA prior to the production of commercially sellable Alferon®. While our manufacturing facility had been previously granted approval of its BLA status for Alferon® by the FDA, there can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that the capital improvements will be timely or successful, that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

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

Changes in methods of manufacturing, including commercial scale-up, may affect the chemical structure of Ampligen® and other RNA drugs, as well as their safety and efficacy. The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges and may require additional management, technical personnel and capital to the extent such manufacturing is not handled by third parties. While we believe that the Company could successfully upgrade our production capability at our New Brunswick, NJ facility in a commercial scale-up of Ampligen®, there can be no assurance that our manufacturing will be successful or that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards, economically, and in commercial quantities, or successfully marketed.

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

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;
•	announcement of legal actions against us and/or settlements or verdicts adverse to us;
•	adverse reactions to products;
•	governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency comments regarding the safety or effectiveness of our products, or the adequacy of the procedures, facilities or controls employed in the manufacture of our products;
•	changes in U.S. or foreign regulatory policy during the period of product development;
•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
•	announcements of technological innovations by us or our competitors;
•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
•	conditions and trends in the pharmaceutical and other industries;
•	new accounting standards;
•	overall investment market fluctuation;
•	restatement of prior financial results;
•	notice of NYSE MKT non-compliance with requirements; and
•	occurrence of any of the risks described in these "Risk Factors".

Our common stock is listed for quotation on the NYSE MKT. For the six month period ended June 30, 2012, the closing price of our common stock has ranged from $0.19 to $0.47 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against companies in our industry.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

In May 2009, we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a Universal Shelf Registration Statement. 4,895,000 of these warrants have been exercised as of June 30, 2012. Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants. To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration of which approximately 31,900,000 shares are authorized but unissued and unreserved. While we recently increased the number of authorized shares of Common Stock from 200,000,000 to 350,000,000, the additional 150,000,000 shares cannot be issued for fundraising purposes without prior stockholder approval.

On July 23, 2012, we entered into an Equity Distribution Agreement (“EDA”) with Maxim to create a new ATM under which we may sell up to $75,000,000 worth of our shares of Common Stock from time to time through Maxim, as sales agent (“Maxim”). While the Company has no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA, the sale of substantial numbers of Shares under the EDA may have an adverse impact on the trading value of the stock.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of substantial amounts of our common stock in the public market, including additional sale of securities pursuant to the Maxim EDA or otherwise under the universal shelf registration statement or upon exercise of outstanding options, could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, in November 2002, we adopted a Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 6.0% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%. The Rights Plan will expire on November 19, 2012, and may be redeemed prior thereto at $0.01 per Right under certain circumstances.

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

We did not have any unregistered sales nor repurchase any of our securities during the six months ended June 30, 2012.

ITEM 3:	Defaults upon Senior Securities

None.

ITEM 4:	Mine Safety Disclosures

Not Applicable.

ITEM 5:	Other Information

In 2012, it was identified that one of our non-employee Directors, Dr. Iraj Kiani, had not been compensated for his service to the Company from his joining of the Board of Directors on May, 1, 2002 through December 31, 2004. Through July 24, 2012, the Board of Directors has researched this issue, taking into account payments made to other non-employee Directors during that time. As a result, the Company has dispensed the following to Dr. Kiani regarding his previously unpaid services:

•	$28,667 for 2002, proportionate to his seven months of service;
•	$50,000 for 2003;
•	$50,000 for 2004;
•	16,270 shares in Restricted Company Common Stock as partial payment, based on the June 6, 2012 NYSE MKT closing price of $0.26 per share and the $100,000 worth of stock that had been previously distributed to other non-employee Directors for services provided in 2003 and 2004, during which time, the stock traded from $1.83 to $3.47 per share.

In addition to the above, we will distribute to Dr. Kiani an additional 368,345 shares of Restricted Company Common Stock as balance due for services provided in 2003 and 2004 that had previously been paid in stock to non-employee Directors, during which time the stock traded from $1.83 to $3.47 per share, based on the June 6, 2012 NYSE MKT closing price of $0.26 per share.

ITEM 6:	Exhibits

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets ; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer
& President

/s/ Charles T. Bernhardt
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: August 8, 2012

- 53 -