Form 10-Q
period 2013-03-31
HEMISPHERX BIOPHARMA INC
filed 2013-05-08
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

167,229,903 shares of common stock were outstanding as of May 1, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,588	$2,212
Marketable securities – unrestricted	21,410	27,241
Marketable securities – restricted	14,837	14,500
Inventories	453	453
Prepaid expenses and other current assets	293	322
Total current assets	38,581	44,728

Property and equipment, net	5,131	5,292
Patent and trademark rights, net	1,076	1,034
Construction in progress	6,806	6,580
Other assets	65	65
Total assets	$51,659	$57,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,665	$2,157
Accrued expenses	1,269	3,395
Margin account loan	7,051	7,051
Current portion of capital lease	43	46
Total current liabilities	10,028	12,649
Long-term liabilities
Long-term portion of capital lease	45	55
Redeemable warrants	206	295
Total liabilities	10,279	12,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 167, 074,114 and 166,490,190, respectively	167	166
Additional paid-in capital	288,925	288,671
Accumulated other comprehensive loss	(7)	(43)
Accumulated deficit	(247,705)	(244,094)

Total stockholders’ equity	41,380	44,700
Total liabilities and stockholders’ equity	$51,659	$57,699

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Clinical treatment programs	$42	$72

Total revenues	42	72

Costs and expenses:
Production/cost of goods sold	191	280
Research and development	2,336	1,665
General and administrative	2,077	1,874

Total costs and expenses	4,604	3,819

Operating loss	(4,562)	(3,747)

Interest expense	(5)	(11)
Interest and other income	181	273
Funds received from sale of income tax net operating losses	686	1,328
Redeemable warrants valuation adjustment	89	(151)

Net loss	(3,611)	(2,308)

Other Comprehensive Income (Loss):
Unrealized gain on marketable securities	45	397
Realized loss on securities	(10)	(16)
Less: Premium amortization	1	60
Net comprehensive loss	$(3,575)	$(1,867)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	166,806,729	135,787,466

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	166,490,190	$166	$288,671	$(43)	$(244,094)	$44,700
Stock issued for settlement of accounts payable	583,924	1	133	—	—	134
Equity-based compensation	—	—	121	—	—	121
Net comprehensive income (loss)	—	—	—	36	(3,611)	(3,575)

Balance at March 31, 2013	167,074,114	$167	$288,925	$(7)	$(247,705)	$41,380

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(in thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(3,611)	$(2,308)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	179	149
Amortization of patent and trademark rights	4	2
Redeemable warrants valuation adjustment	(89)	151
Equity-based compensation	121	36

Change in assets and liabilities:
Inventories	—	(211)
Prepaid expenses and other current assets	29	185
Accounts payable	(358)	775
Accrued expenses	(2,126)	(444)
Net cash used in operating activities	(5,851)	(1,665)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(244)	(1,552)
Additions to patent and trademark rights	(46)	—
Deposits on capital leases refunded	—	6
Maturities of short-term and long-term marketable securities	5,530	3,189

Net cash provided by investing activities	5,240	1,643

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2013 and 2012
(in thousands)
(Unaudited)

	2013	2012
Cash flows from financing activities:
Payments on capital leases	(13)	(13)
Proceeds from margin account loan	—	582
Net cash provided by (used in) financing activities	(13)	569

Net increase (decrease) in cash and cash equivalents	(624)	547

Cash and cash equivalents at beginning of period	2,212	3,103

Cash and cash equivalents at end of period	$1,588	$3,650

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$134	$—
Unrealized gain on marketable securities	$36	$441
Redeemable warrants valuation adjustment	$(89)	$151
Supplemental disclosure of cash flow information:
Cash paid for interest expense and capitalized construction interest	$49	$11

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2012 and 2011, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 36,051,415 and 54,057,341 shares for the three months ended March 31, 2013 and 2012, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

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

Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.14% - 0.38%	—
Expected dividend yield	—	—
Expected lives	1 year - 2.5 years	—
Expected volatility	89.727%-118.222%	—
Weighted average grant date fair value for options and warrants issued	$0.09 per warrant for 1,500,000 warrant	—

Stock option activity during the three months ended March 31, 2013 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	9,441,480	$1.90	5.35	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding March 31, 2013	9,441,480	$1.90	5.10	$—
Vested and expected to vest March 31, 2013	9,441,480	$1.90	5.10	$—
Exercisable March 31, 2013	9,231,522	$1.93	5.01	$—

No options to purchase shares were granted to employees during the three months ended March 31, 2013.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	516,373	$0.45	9.4	$—
Granted	—	—	—	—
Vested	(306,415)	0.45	9.3	—
Forfeited	—	—	—	—
Outstanding March 31, 2013	209,958	$0.45	9.1	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	3,428,432	$1.73	4.71	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(150,000)	2.00	—	—
Outstanding March 31, 2013	3,278,432	$1.72	4.66	$—
Vested and expected to vest March 31, 2013	3,278,432	$1.72	4.66	$—
Exercisable March 31, 2013	3,185,717	$2.01	4.64	$—

No options to purchase shares were granted to non-employees during the three months ended March 31, 2013.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	210,422	$0.40	9.68	$—
Options granted	—	—	—	—
Options vested	(117,707)	0.47	8.87	—
Options forfeited	—	—	—	—
Outstanding March 31, 2013	92,715	$0.31	8.77	$—

The impact on the Company’s results of operations of recording equity-based compensation for the three months ended March 31, 2013 and 2012 was to increase general and administrative expenses by approximately $121,000 and $36,000 respectively. The impact on basic and fully diluted earnings per share for the three months ended March 31, 2013 and 2012 was $0.00 and $0.00, respectively.

As of March 31, 2013 and 2012, respectively, there was $208,000 and $121,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	March 31,	December 31,
	2013	2012
Inventory work-in-process, January 1	$453	$897
Production	—	579
Spoilage	—	(1,023)
Inventory work-in-process, end of period	$453	$453

As of March 31, 2013 and December 31, 2012, all of our lots of Alferon® Work-In-Process Inventory have completed the fill, finish and packaging process. With the completion of the fill, finish and packaging protocol, Process Validation of Alferon® Work-In-Process lots need to be completed. With our redirection of resources to the Ampligen® NDA submission, this process had been delayed but is now underway. We are unable to provide any assurances that the FDA will approve the existing inventory finish product lots produced by Althea.

While at March 31, 2013 and December 31, 2012, the Work-In-Process Inventory had no manufacturing steps to be undertaken at the Company's New Brunswick, NJ facility, it will not be classified as Finished Goods until all stability and release testing are concluded and it is confirmed by the FDA that the product can be commercially sold as is.

Note 5: Marketable Securities - Unrestricted

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. As of March 31, 2013, it was determined that none of the marketable securities had other-than-temporary impairments. At March 31, 2013, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see "Note 11: Fair Value").

Securities classified as available for sale consisted of:

March 31, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$21,282	$128	$—	$21,410	$21,410	$—

Totals	$21,282	$128	$—	$21,410	$21,410	$—

December 31, 2012
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$27,230	$11	$—	$27,241	$27,241	$—

Totals	$27,230	$11	$—	$27,241	$27,241	$—

Unrealized losses on investments

No unrestricted investments were in a loss position as of March 31, 2013 and December 31, 2012.

Note 6: Marketable Securities - Restricted

A Margin Account was established on July 26, 2011 for which the Company needs to pledge, restrict from sale and segregate marketable securities at an approximate ratio of approximately two-to-one, based on the diversity of securities pledged as collateral, for those funds withdrawn and outstanding (see “Note 9 Margin Account Loan”).

These restricted marketable securities consist of mutual funds. As of March 31, 2013, it was determined that none of the Marketable Securities had other-than-temporary impairments. At March 31, 2013, all restricted securities were measured as Level 1 instruments of the fair value measurements standard (see "Note 11: Fair Value").

Securities classified as restricted from sale consisted of:

March 31, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,971	$11	$(145)	$14,837	14,837	$—

Totals	$14,971	$11	$(145)	$14,837	$14,837	$—

December 31, 2012
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$11,050	$—	$(54)	$10,996	$10,996	$—
Corporate Bonds	3,503	1	—	3,504	3,504	—

Totals	$14,553	$1	$(54)	$14,500	$14,500	$—

Unrealized losses on investments restricted from sale

Investments restricted from sale with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

March 31, 2013
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$8,127	$(145)	$—	$—	$8,127	$(145)

Totals	1	$8,127	$(145)	$—	$—	$8,127	$(145)

December 31, 2012
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$10,996	$(54)	$—	$—	$10,996	$(54)

Totals	1	$10,996	$(54)	$—	$—	$10,996	$(54)

Unrealized losses from fixed-income securities (bonds) are primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as deemed by independent financial rating services. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining losses represent other-than-temporary impairment based on Management’s evaluation of available evidence as of March 31, 2013. Management believes that 2013 or 2012's unrealized losses attributed to the Mutual Funds were limited to temporary impairment based on our evaluation of available evidence as of March 31, 2013 and December 31, 2012.

Note 7: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2013	December 31, 2012
Compensation	$387	$2,131
Professional fees	153	466
Other expenses	542	615
Accrued Alferon production costs	74	70
Due for returned product	113	113
	$1,269	$3,395

Note 8: Property and Equipment

	(in thousands)
	March 31, 2013	December 31, 2012
Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	4,680	4,662
Leasehold improvements	85	85

Total property and equipment	8,974	8,956
Less: accumulated depreciation and amortization	(3,843)	(3,664)

Property and equipment, net	$5,131	$5,292

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company's New Brunswick, NJ facility. As of March 31, 2013, construction in progress was $6,806,000 as compared to $6,580,000 as of December 31, 2012. The Company capitalized $45,000 as of March 31, 2013 as interest charges, as compared to $85,000 as of December 31, 2012, related to the construction in progress.

The Company owns and operates a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that produces Alferon® and Ampligen®. In December 2011, our Board of Directors (the “Board”) reevaluated the facility enhancement project to focus on upgrading the facility to provide for a high volume, more cost effective manufacturing process for Alferon N Injection®, Alferon® LDO and Ampligen®. The facility enhancement project is in its final stage with construction complete. Approximately $7,494,000 has been spent to date through March 31, 2013, as compared to $7,051,000 spent on the project through December 31, 2012, of which $7,051,000 has been financed through a Margin Account with an effective interest rate of approximately 2.50% (see "Note 9: Margin Account Loan").

Note 9: Margin Account Loan

A “Margin Account” loan was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility. In order to maintain this Margin Account, established on July 26, 2011, the Company needs to pledge, restrict from sale and segregate to a dedicated Margin Account its marketable securities at an approximate ratio of two to one of security collateral to debt undertaken. With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities. While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 2.5% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. At March 31, 2013, the principal loan balance of the Margin Account was approximately $7,051,000, for which approximately $14,837,000 in Marketable Securities became restricted as dedicated collateral for the indebtedness. For the three months ended March 31, 2013, the interest charge was approximately $45,000 which has been capitalized along with the other costs related to the capital improvement project (see “Note 6: Marketable Securities – Restricted”).

Note 10: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the three months ended March 31, 2013, the Company issued to consultants warrants to purchase 1,500,000 shares of common stock that had exercise prices ranging from $0.29 to $0.50 based on the NYSE MKT prices, containing milestone events to achieve vesting and having terms from one to five years. As of March 31, 2013, the Company issued 8,676,677 securities to Directors and consultants consisting of an aggregate 2,857,307 shares of common stock, and options and warrants to purchase 5,819,370 shares. The shares issued to consultants had prices ranging from $0.20 to $2.30 based on the NYSE MKT closing price.

The aggregate stock options had various exercise prices ranging from $0.26 to $2.81, had terms of ten years, issued at a premium value of 110% of the NYSE MKT stock closing price and vested over varying periods of time upon grant.

On July 23, 2012, the Company entered into a new Equity Distribution Agreement (the “New EDA”) with Maxim pursuant to which the Company may sell up to $75,000,000 worth of its shares of Common Stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, the Company filed a Prospectus Supplement with the Securities and Exchange Commission related to increasing the offering from 12,000,000 to 20,000,000 shares under the New ATM. On October 5, 2012, the Company filed an updated Prospectus Supplement to revise the New EDA for an aggregate of 40,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the ATM. For the three months ended March 31, 2013, the Company has not sold any shares pursuant to the ATM. As of March 31, 2013, the Company had sold an aggregate of approximately 29,500,000 shares that resulted in net cash proceeds of approximately $23,003,000 after direct expenses along with commissions paid to Maxim for approximately $820,000.

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

Fair value at March 31, 2013, was estimated using the following assumptions:

Underlying price per share	$0.19
Exercise price per share	$1.31-$1.65
Risk-free interest rate	0.16%-0.21%
Expected holding period	1.14-1.64 yrs.
Expected volatility	105.98%-107.26%
Expected dividend yield	None

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $206,000 at March 31, 2013. There were no other financial instruments at March 31, 2013.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its warrant liability for those warrants with a cash settlement feature at fair value. As of March 31, 2013, the Company had no derivative assets or liabilities.

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

As of March 31, 2013 and 2012, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2013:

	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities-unrestricted	$21,410	$21,410	$—	$—
Marketable Securities-restricted	$14,837	$14,837	$—	$—
Liabilities:
Warrants	$(206)	$—	$—	$(206)

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2013	2012
Balance at January 1	$295	$380
Fair value adjustment at March 31	(89)	151
Balance at March 31	$206	$531

Note 12: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 13: Recent Accounting Pronouncements

In 2012 and 2013, the FASB issued Accounting Standards Updates (“ASU”) 2012-01 through 2013-07. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for reclassified out of Accumulated Other Comprehensive Income in ASU's 2011-05 and 2011-12. This ASU requires an entity to report the effect of significant reclassifications out of Accumulated Other Comprehensive Income on the respective line items in Net Income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles ("GAAP") to be reclassified in its entirety to Net Income. For other amounts that are not required under GAAP to be reclassified in their entirety to Net Income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. Public companies are required to comply with the requirements of AUS 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2012. Management does not believe that the adoption of ASU 2013-02 will have a significant impact on their respective financial statements.

Note 14: Funds Received From Sale Of Income Tax Net Operating Losses

As of December 31, 2012, the Company has approximately $119,000,000 of federal net operating loss carryforwards (expiring in the years 2013 through 2032) available to offset future federal taxable income. The Company also had approximately $36,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2032) and approximately $17,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2030 through 2032) available to offset future state taxable income.

In January 2013, the Company effectively sold $8,500,000 of its approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the years 2010 and 2011) for approximately $685,000. The utilization of certain state net operating loss carry-forwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that the accounting for interest or penalties related to the payment of tax is not necessary at this time.

Note 15: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued, and determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the three months ended March 31, 2013.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to commercially sell current drugs or discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements of and construction at our New Brunswick, New Jersey facility. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided prior to approval; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed prior to approval or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to Hemispherx' New Drug Application (“NDA”) for Ampligen® to treat Chronic Fatigue Syndrome (“CFS”), we note that there are additional steps which the U.S. Food and Drug Administration (“FDA”) has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale.

We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

General

We are a specialty pharmaceutical company headquartered in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. We were founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases. We have three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. Our foreign subsidiary is Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998, which has minimal activity. All significant intercompany balances and transactions have been eliminated in consolidation.

Our current strategic focus is derived from four applications of our two core pharmaceutical technology platforms Ampligen® and Alferon N Injection®. The commercial focus for Ampligen® includes application as a treatment for Chronic Fatigue Syndrome ("CFS") and as an influenza vaccine enhancer (adjuvant) for both therapeutic and preventative vaccine development. Alferon N Injection® is a U.S. Food and Drug Administration ("FDA") approved product with an indication for refractory or recurring genital warts. Alferon® LDO (Low Dose Oral) is a formulation under development targeting influenza.

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that produces Alferon® and Ampligen®. The facility enhancement project is in its final stage with construction complete. Approximately $7,494,000 has been spent to date on the project through March 31, 2013 with approximately $7,051,000 financed through a Margin Account with an effective interest rate of approximately 2.50%. While facility upgrades are being undertaken to the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps. The production of new Alferon® Active Pharmaceutical Ingredient (“API”) inventory will not commence until the capital improvement and validation phases are complete. While the facility had been granted approval of its Biological License Application (“BLA”) by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced Alferon®. Once we have obtained a reaffirmation of FDA BLA status and have begun production of new Alferon® API, the FDA will be required to provide approval as to the quality and stability of the final product. We anticipate that it will take until the second half of 2014 before we will have newly produced Alferon® that can be commercially sold. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

On February 1, 2013, we received a Complete Response Letter (“CRL”) from the FDA declining to approve our new drug application (“NDA”) for Ampligen® for CFS. The FDA said Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. In its CRL, the FDA set forth the reasons for this action and provided recommendations to address certain of the outstanding issues. The Agency stated that the submitted data do not provide substantial evidence of efficacy of Ampligen® for the treatment of CFS and that the data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data. We plan to request an end-of-review conference with the FDA as a precursor to a possible submission of a formal appeal to the Office of New Drugs in the FDA's Center for Drug Evaluation and Research regarding the Agency's decision. The purpose of the conference would be to review all of the issues raised in the Agency's CRL as well as to discuss the corroborating data and experiences of clinicians and patients who have seen the benefits of Ampligen® therapy.

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

We believe that nucleic acid compounds represent a potential new class of pharmaceutical products as they are designed to act at the molecular level for treatment of human diseases. There are two forms of nucleic acids, DNA and RNA. DNA is a group of naturally occurring molecules found in chromosomes, the cell's genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell's behavior which, in turn, regulates the action of groups of cells, including the cells which compromise the body's immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically-configured RNA. Our double-stranded RNA drug product, trademarked Ampligen®, is an experimental, unapproved drug, that would be administered intravenously. Ampligen® has been assigned the generic name rintatolimod by the United States Adopted Names Council (USANC) and has the chemical designation poly(I) poly(C12U).

Clinical trials of Ampligen® already conducted by us include studies of the potential treatment of CFS, Hepatitis B, HIV and cancer patients with renal cell carcinoma and malignant melanoma. All of these potential uses will require additional clinical trials to generate the safety and effectiveness data necessary to support regulatory approval.

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV, Salt Lake City, UT and Los Altos, CA, provide safety information regarding the use of Ampligen® in patients with CFS. As of March 31, 2013, we had thirty-two patients participating in this open label treatment protocol with twenty-three taking treatment and nine on drug holiday. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our filings of the Ampligen® NDA and/or the design of future clinical studies.

On December 20, 2012, the FDA held a meeting of its Arthritis Advisory Committee (“AAC”) to discuss the Ampligen® NDA. The AAC questions and the results of the members' voting thereon were as follows:

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

On February 1, 2013, we received a CRL from the FDA declining to approve Hemispherx' NDA for Ampligen® for CFS. In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. The additional clinical study should address, among other things, Ampligen®'s efficacy in treating CFS patients, be of sufficient size and duration to assess the safety of Ampligen® and be sufficient to determine appropriate dosing. The FDA set forth the reasons for this action and provided recommendations to address certain of the outstanding issues. The FDA stated that the submitted data do not provide substantial evidence of efficacy of Ampligen® for the treatment of CFS and that the data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data. In addition to the safety and effectiveness issues recommended to be addressed in at least one additional clinical trial, the CRL states that Hemispherx should conduct complete rodent carcinogenicity studies in two species prior to approval and also conduct additional animal toxicology studies providing more comprehensive evaluation of Ampligen® fragments and degradation products. The CRL also requests evaluation of variation between lots of Ampligen® tested in the development process and recommends tighter control of the Ampligen® manufacturing process.

In response to the CRL, we plan to avail ourselves of the opportunity for an “end-of-review” meeting with representatives of the Office of Drug Evaluation II which issued the CRL, in order to clarify and seek to narrow the outstanding issues regarding the further development of Ampligen® for the treatment of CFS.

FDA regulations provide a formal dispute resolution process to obtain review of any FDA decision, including a decision not to approve an NDA, by raising the matter with the supervisor of the FDA office that made the decision. The formal dispute resolution process exists to encourage open, prompt discussion of scientific (including, medical) disputes and procedural (including, administrative) disputes that arise during the drug development, new drug review, and post-marketing oversight processes of the FDA. Depending on the results of the “end-of-review” meeting, we will determine whether or not to submit a formal appeal regarding the FDA's decision under applicable FDA regulations and guidance. Please see “Risks Associated With Our Business” in Item 1A. Risk Factors below.

Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. Industry norms suggest that it will require three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA. The actual duration to complete the clinical study may be different based on the final design of an acceptable Phase III clinical study design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the design, the final design of an acceptable Phase III clinical study design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations.

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

As of March 31, 2013, all of our existing lots of Alferon® Work-In-Process Inventory have completed the fill, finish and packaging process with the need to undertake product quality and stability tests, the results of which would be submitted to the FDA for review. Process Validation of Alferon® Work-In-Process lots need to be completed. A minimum of three months of stability tests is required in a Pre-Approval Supplement (“PAS”). Upon submission of the PAS, the data would then be subjected to FDA review. The FDA could take up to six months to render an opinion as to the quality of the product as suitable for commercial sales. We are unable to provide any assurances that the FDA will approve the fill and finish product lots produced by Althea.

In the absence of FDA approvals for commercial sale of product manufactured from existing Work-In-Process inventory, commercial sales of Alferon® will not resume until new batches of API can be produced and released by the FDA. While at March 31, 2013 and December 31, 2012, the Work-In-Process Inventory had no manufacturing steps to be undertaken at the Company’s New Brunswick, NJ facility, it will not be classified as Finished Goods until it could be confirmed by the FDA that the product can be commercially sold.

The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete at our New Brunswick, NJ manufacturing facility. The validation phase of the Alferon® manufacturing project is currently underway. While the facility had been granted approval of its BLA by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. Once we have obtained a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product. We anticipate that it will take until the second half of 2014 before we will have newly produced Alferon® that can be commercially sold.

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

In December 2010, the FDA authorized a protocol to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects. Our Phase II study has continued to be delayed as we have redirected many of our resources to the Ampligen® NDA submission and New Brunswick manufacturing enhancement project.

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. As of March 31, 2013, twelve subjects have participated in this study. As required by the study's protocol, a Data Monitoring Committee has reviewed the safety data on eight subjects and approved the study to proceed at the next higher dosage level. Safety data on the remaining four subjects is being compiled and will be submitted to the Data Monitoring Committee for review.

In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA. As of March 31, 2013, forty-two patients have enrolled in this ninety-eight patient Phase I-II Study of HER2 vaccination with Ampligen® as an adjuvant in optimally treated breast cancer patients. The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer. Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu. The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better. Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the three months ended March 31, 2013, the Company contributions towards the 401(k) Plan were $64,000.

New Accounting Pronouncements

See “Note 13: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part I; Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 versus three months ended March 31, 2012

Net Loss

Our net loss was approximately $3,611,000 for the three months ended March 31, 2013, an increase in loss of approximately $1,303,000 or 56% when compared to the same period in 2012. This increase in loss for these three months was primarily due to the following:

1)	an increase in Research and Development costs of approximately $671,000 or 40%;

2)	an increase in General and Administrative expenses of approximately $203,000 or 11%;

3)
sale in January 2013 of $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000 as compared to January 2012 of $16,000,000 of our approximately $25,000,000 of New Jersey state Net Operating Loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000, representing a decrease in cash gain of $642,000 or 48%;

4)	a decrease in interest and other income of approximately $92,000 from funds invested in marketable securities; offset by

5)	a decrease in production costs of approximately $89,000 or 32%;

6)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $89,000 in 2013 as compared to non-cash loss of $151,000 for the same period in 2012, resulting in an increased gain of $240,000.

Net loss per share was $(0.02) and $(0.02) for the three months ended March 31, 2013 and 2012, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2013 was 166,806,729, as compared to 135,787,466 as of March 31, 2012.

Revenues

Revenues from our Ampligen® Cost Recovery Program decreased $30,000, or 42%, for the first quarter of 2013 as compared to the same time period of 2012 due to the number of patients decreasing 36% in the three months ended March 31, 2013. As of March 31, 2013, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $191,000 and $280,000, respectively, for the three months ended March 31, 2013 and 2012. This decrease of $89,000 or 32% was primarily due to lower valuation write-down reserve for Alferon® of approximately $45,000 due to inventory write-down from product loss in the manufacturing or testing along with lower Alferon® contract manufacturing costs of $80,000 that were offset by $36,000 higher utility costs.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2013 were approximately $2,336,000 as compared to $1,665,000 for the same period a year ago, reflecting an increase of approximately $671,000 or 40%. The increased R&D costs during this three month period in 2013 were primarily due to our efforts regarding the Ampligen® NDA and related efforts. Specifically, Ampligen® expenses increased during the three months ended March 31, 2013 for clinical studies by $96,000, research costs by $189,000, polymer production by $306,000 and costs related to cGMP compliance increased $262,000. These costs were offset by lower Alferon® related research costs of approximately $171,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2013 and 2012, were approximately $2,077,000 and $1,874,000, respectively, reflecting an increase of $203,000 or 11%. The higher G&A expenses in 2013 are due to higher non-cash, stock compensation expense along with other minor increases which reflect normal period inflation.

Interest and Other Income

Interest and other income for the three months ended March 31, 2013 and 2012 were approximately $181,000 and $273,000, respectively, representing a decrease of $92,000 or 34%. The primary cause for the decrease in investment income was the decreased performance of our investments in the first quarter of 2013 as compared to 2012.

Redeemable Warrants

The quarterly fiscal revaluation resulted in non-cash adjustments to the redeemable warrants liability for the three months ended March 31, 2013 and 2012 of approximately $89,000 gain and ($151,000) loss, respectively, representing a non-cash, increase in gain of $240,000 (see “Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Sale of New Jersey Tax Net Operating Loss

In January 2013, the Company effectively sold of $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000 as compared to January 2012 sale of approximately $16,000,000 of our $25,000,000 of New Jersey state Net Operating Loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000, representing a decrease in cash gain of $642,000 or 48% (see “Note 14: Funds Received From Sale of Income Tax Net Operating Losses”).

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2013 was $5,851,000 compared to $1,665,000 for the same period in 2012, an increase of $4,186,000 or 251%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the three months ended March 31, 2013, increased by approximately $3,544,000 or 118% over the comparable period in 2012. The primary reasons for this increase in 2013 were the January 2013 payout of 2012 employee and strategic consultant bonuses for approximately $2,196,000 and approximately $443,000 towards the enhancement project at our New Brunswick, NJ facility.

As of March 31, 2013, we had approximately $37,835,000 in cash, cash equivalents and marketable securities (restricted and unrestricted) inclusive of approximately $14,837,000 in Marketable Securities collateralizing certain debts, or a decrease of approximately $6,118,000 from December 31, 2012. However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. It can be reasonably anticipated that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the design, the final design of an acceptable Phase III clinical study design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations. Please see “Part II; ITEM 1A. Risk Factors; “We may require additional financing which may not be available. The limited number of shares of common stock available for financing without prior stockholder approval may hinder our ability to raise additional funding”.

A Margin Account was established on July 26, 2011, with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility (see “Note 8: Property and Equipment”). While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 2.5% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. As of March 31, 2013, the principal loan balance of the Margin Account was approximately $7,051,000 (see “Note 9: Margin Account Loan” and “Note 6: Marketable Securities – Restricted”).

On July 23, 2012, we entered into a new EDA with Maxim (the New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the New EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to our Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, we filed a Prospectus Supplement with the Securities and Exchange Commission related to the offering of 20,000,000 shares under the ATM. On October 5, 2012, we filed an updated Prospectus Supplement. As a result, as of the date of this report, an aggregate of 40,000,000 shares are allocated for public sale under the Prospectus Supplement pursuant to the ATM. For the three months ended March 31, 2013, there were no sales of Company shares through the ATM program. As of March 31, 2013, we had sold an aggregate of approximately 29,500,000 shares that resulted in net cash proceeds of approximately $23,003,000 after direct expenses along with commissions paid to Maxim of approximately $820,000 (see “Note 10: Stockholders' Equity”).

There can be no assurances that, if needed, we will be able to raise adequate funds from these or other sources or enter into licensing, partnering or other arrangements to advance our business goals. Our inability to raise such funds or enter into such arrangements, if needed, could have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash. Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, acquisitions of intellectual property or assets, enhancements to the manufacturing process, competitive and technological advances, the regulatory processes including the commercializing of Ampligen® products or new utilization of Alferon® products. See Part II, ITEM 1A. Risk Factors; “We may require additional financing which may not be available. The limited number of shares of common stock available for financing without prior stockholder approval may hinder our ability to raise additional funding.”

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $37,835,000 in cash, cash equivalents and marketable securities (restricted and non-restricted inclusive of $14,837,000 in Marketable Securities collateralizing certain debts) at March 31, 2013 as compared to $43,953,000 at December 31, 2012 (inclusive of $14,500,000 in Marketable Securities collateralizing certain debts). To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2013 to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2013, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1:   Legal Proceedings

Except as set forth below, there have been no material developments in litigation from that disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2012, Note 16 - Contingencies:

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

(d)
Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., William A. Carter, Charles T. Bernhardt, Thomas K. Equels, David R. Strayer, Richard C. Piani, William M. Mitchell, and Iraj E. Kiani, First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, April 2013 Term, No. 3458.

On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 19, 2012 and December 17, 2012. The Complaint generally asserts that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On February 22, 2013, several putative members of the alleged plaintiff class filed motions to be appointed Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. On March 14, 2013, the Court appointed Lead Plaintiff for the case, and on March 29, 2013, entered a stipulated order setting a May 20, 2013 deadline for Lead Plaintiff's consolidated amended complaint and a July 19, 2013 deadline for Defendants' motion to dismiss. Under the PSLRA, discovery will be stayed pending the Court's decision on Defendants' motion to dismiss.

On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. The Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order staying this case pending the outcome of Defendants' motion to dismiss the securities class action.

On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. The Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. On April 10, 2013, the Court entered an order staying this case pending the outcome of Defendants' motion to dismiss the securities class action.

On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. The Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc.,et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. As of today's date, none of the defendants has been served with the complaint.

The Company intends to vigorously defend these actions. The potential impact of these actions, which seek unspecified damages, equitable relief, attorneys' fees and expenses, is uncertain. There can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on the Company's business, results of operations and financial condition.

(e)	MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc., Civil Action No. 1:09-CV-03110-CAP.

The Company's Motion for leave to designate an expert witness was denied on April 10, 2013, and the parties were directed to submit a proposed Pre-Trial Order by June 10, 2013, together with any other pretrial Motions.

The Company will continue to vigorously defend the remaining claims. No date has been set for trial. As of May 1, 2013, no informed judgment can be made as to the likely outcome and Counsel is unable to provide a precise estimate of the merits or probability of success of the MidSouth claims or a range of potential recovery or loss.

(f)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS. (To Be Updated By Black & Gerngross).

The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On April 22, 2013 the Parties submitted Proposed Findings of Fact and Conclusions of Law, and on April 26, 2013, submitted hyperlinked copies to the Court pursuant to the Court's Order. There can be no estimate of when the Court may rule on the case.

As of May 1, 2013, no informed judgment can be made as to the likely outcome and Counsel is unable to provide an estimate of the merits or probability of success of the Cato claims or a range of potential recovery or loss.

(g)	Summation.

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the three months ended March 31, 2013 or year ended December 31, 2012. Also with regards to Contingency (a), (b) (c) and (d), the Company maintains insurance coverage which is expected to respond to certain claims and expenses.

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

On February 1, 2013, we received a Complete Response Letter (“CRL”) from the FDA declining to approve our Ampligen® NDA for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. For more detailed information about the current status of our Ampligen® NDA please see “Our Products; Ampligen®” in Part 1, Item 1. Business above.

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

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and API, which would need to be released by FDA before those materials could be used in commercial product. We are unable to provide any assurances that the FDA will approve the final inventory lots produced by Althea. In the absence of FDA approvals for product manufactured from existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. (Please see PART 1, ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations; “Overview; General; Alferon N Injection®” above for more information).

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

If we are unable to gain necessary FDA approvals related to Ampligen® and Alferon® on a timely basis, our operations most likely will be materially and/or adversely affected. Additionally, if we are unable to generate the additional data, successfully complete inspections or obtain approvals as required by the FDA on a timely manner, or at all, or determine that any of our clinical studies are not cost/justified to undertake or if, for that or any other reason, Ampligen®, Alferon® or one of our other products or production processes do not receive necessary regulatory approval in the U.S. or elsewhere:

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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of March 31, 2013, our accumulated deficit was approximately $(247,705,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2013, we had approximately $37,835,000 in cash, cash equivalents and marketable securities (inclusive of approximately $14,837,000 in Marketable Securities collateralizing certain debts). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. It can be reasonably anticipated that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the design, the final design of an acceptable Phase III clinical study design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations.

Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen® along with the manufacturing, marketing and distribution of our products, including Alferon N Injection®. We may also need additional funds to eventually commercialize and sell Ampligen® or Alferon® LDO and/or recommence and increase sales of Alferon N Injection® or our other products. We anticipate considering multiple options as to securing other sources of funding, including but not limited to such methods as the sales of additional equity, licensing agreements, partnering with other organizations, debt financing or other sources of capital.

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

Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, approximately 65,362,000 shares are authorized but unissued and unreserved at March 31, 2013 with an additional 75,000,000 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.

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

While the facility had been granted approval of its Biological License Application by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's upgrades for Alferon®. We cannot provide any guarantee that the facility will necessarily pass a pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

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

One of our Alferon® composition patents (#5,676,942) expired in April 2013. This patent related to the manufacturing process for Alferon® API, a complex mixture of natural interferon species that is manufactured from human leukocytes obtained from human blood donors. In addition, while it is the current standard by the FDA to treat biological drug products like interferon as “Well Characterized” biologics, a process for which chemical entities can have their identity, purity, impurities, potency, and quality controlled by chemical testing, Alferon®, as a natural interferon, does not lend itself well to such testing. Moreover, FDA continues to require that each lot or Alferon we produce be tested and released by the FDA before it can distributed for commercial sales. Because of the complexity of the Alferon manufacturing process and these additional regulatory requirements, we believe that potential manufacturers of generic, or so-called “bio-similar,” drug products are focused on developing recombinant interferon products, rather than natural interferon products. For these reasons, we believe the expiration of this Alferon® composition patent in April 2013 should have no or little impact on the Company. Alferon® composition patent #5,676,942, relates to a methodology by which we no longer produce the product.

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

There are a limited number of suppliers in the United States available to provide the raw and packaging materials for use in manufacturing Ampligen®. At present, we do not have any agreements with third parties for the supply of any of these materials. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. For more information on Ampligen®, please see the “Ampligen®” in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; General.

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

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. regarding the fill and finish process for Alferon N Injection® (see PART 1, ITEM 2; Management's Discussion and Analysis of Financial Condition and Results of Operations; “Overview; General; Alferon N Injection®”). As of March 31, 2013, all of our lots of Alferon® Work-In-Process Inventory have completed the fill, finish and packaging process. However, Process Validation of Alferon® Work-In-Process lots need to be completed. With our redirection of resources to the Ampligen® NDA submission, this process had been delayed but is now underway. We are unable to provide any assurances that the FDA will approve finish product lots produced by Althea.

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

If we are unable to procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Alferon N Injection® and/or Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® and the commercial production of Alferon N Injection® and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® and Alferon N Injection®, please see “Ampligen®”, “Alferon N Injection®” in Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; General”.

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

The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete at the New Brunswick, NJ manufacturing facility. Due to the necessity to redirect our resources to the Ampligen® NDA application, the validation phase of the Alferon® manufacturing project has been delayed but is again underway. While the facility had been granted approval of its Biological License Application (“BLA”) by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. Once we have obtained a reaffirmation of FDA BLA status and have begun production of new Alferon® API, the FDA will be required to provide approval as to the quality and stability of the final product. We anticipate that it will take until the second half of 2014 before we will have newly produced Alferon® that can be commercially sold in the Unites States. For more information, please see “Alferon N Injection®” and “Manufacturing” in Item 1: “Business”. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that the capital improvements will be completed on a timely basis or successfully, that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

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

Satisfactory inspection by the FDA of both our Ampligen® and Alferon® manufacturing process is required before commercial sale of project would be allowed. The CRL from the FDA on February 1, 2013, requests evaluation of variation between lots of Ampligen® tested in the development process and recommends tighter control of the Ampligen® manufacturing process. We cannot provide any guarantee that the facility will pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex. The failure to obtain FDA approval for either of our manufacturing process areas would most likely have a materially adverse impact upon us.

Ampligen® has been produced to date in limited quantities for use in our clinical trials, and we are dependent upon a qualified third party supplier for the manufacturing, filling, finish and packaging process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse effect on us.

We continue to undertake at our New Brunswick, NJ facility a major capital improvement program to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API. The facility enhancement project is in its final stage with construction complete and a Certificate of Approval issued by the Construction Official of New Brunswick, NJ for the work completed. The production of new API inventory will not commence until the capital improvement and validation phases are complete. Due to the necessity to redirect our resources to the Ampligen® NDA application process and efforts towards the pre-approval inspection for Ampligen® manufacturing, the validation phase of the Alferon® manufacturing project has been delayed. While the facility had been granted approval of its BLA by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's upgrades for Alferon®. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all. The failure to obtain FDA approval of any of our manufacturing process would most likely have a materially adverse impact upon us.

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

Ampligen®. Competitors may be developing technologies that are, or in the future may be, the basis for competitive products. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than we do in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for commercial sale with respect to treating CFS in the United States. The dominant competitors with drugs to treat disease indications in which we plan to address include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen® on the immune system, we cannot assure that we will be able to compete.

Alferon N Injection®. Our competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Alferon N Injection® currently competes with Merck's injectable recombinant alpha interferon product (INTRON® A) for the treatment of genital warts. In addition, other pharmaceutical firms offer self-administered topical cream, for the treatment of external genital and perianal warts such as Graceway Pharmaceuticals (Aldara®), Watson Pharma (Condylox®) and MediGene (Veregen®). Alferon N Injection® also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of Alferon N Injection®. If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. There can be no assurance that, if we are able to obtain regulatory approval of Alferon N Injection® for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than Alferon N Injection®. Currently, our wholesale price on a per unit basis of Alferon N Injection® is higher than that of the competitive recombinant alpha and beta interferon products.

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

Ampligen®. We believe that Ampligen® has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15-20% of patients treated in our various studies. This reaction is occasionally accompanied by a rapid heartbeat, a tightness of the chest, urticaria (swelling of the skin), anxiety, shortness of breath, subjective reports of “feeling hot”, sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by reducing the rate of infusion. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, asthma, low blood pressure, photophobia, rash, visual disturbances, slow or irregular heart rate, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months.

The FDA in its February 1, 2013, CRL set forth the reasons for not approving Ampligen® at this time and provided recommendations to address certain of the outstanding issues. The Agency stated that the submitted data do not provide substantial evidence of efficacy of Ampligen® for the treatment of CFS and that the data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data.

If approved, one or more of the potential side effects of the drug might deter usage of Ampligen® in certain clinical situations and therefore, could adversely affect potential revenues and physician/patient acceptability of our product.

Alferon N Injection®. At present, Alferon N Injection® is only approved for the intra-lesional (within the lesion) treatment of refractory or recurring external genital warts in adults. In clinical trials conducted for the treatment of genital warts with Alferon N Injection®, patients did not experience serious side effects; however, there can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of Alferon N Injection® which could threaten or limit such product's usefulness.

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

A Securities Federal Class Action and Three Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

As described below in Item 3. Legal Proceedings, paragraphs (a), (b), (c) and (d), four actions have been filed against Hemispherx and certain of its Officers and Directors: a putative class action alleging violations of the federal securities laws and seeking monetary damages, costs, and attorneys' fees; and two shareholder derivative actions alleging various state law breach of fiduciary duty claims and seeking monetary damages, costs, attorneys' fees, and equitable and injunctive relief. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management.

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

Our common stock is listed for quotation on the NYSE MKT. For the 3 month period ended March 31, 2013, the closing price of our common stock has ranged from $0.18 to $0.36 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against companies in our industry. In this regard, please see “A Securities Federal Class Action and Two Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities " above.

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

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants. To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the New Maxim EDA. Through March 31, 2013, we had sold an aggregate of approximately 29,500,000 shares under this EDA.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our Chief Executive

Officer, who already beneficially owns 4.98% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%. For more information, see Part II; Item 5: “Other Information”.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the three months ended March 31, 2013.

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

101
The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets ; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer & President

/s/ Charles T. Bernhardt
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: May 8, 2013