Form 10-Q
period 2013-06-30
HEMISPHERX BIOPHARMA INC
filed 2013-08-09
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

Commission File Number: 1-13441

HEMISPHERX BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0845822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1617 JFK Boulevard, Suite 500, Philadelphia, PA 19103
(Address of principal executive offices) (Zip Code)

(215) 988-0080
(Registrant's telephone number, including area code)

1617 JFK Boulevard, Suite 660, Philadelphia, PA 19103
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

167,397,176 shares of common stock were outstanding as of August 1, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,306	$2,212
Marketable securities – unrestricted	16,843	27,241
Marketable securities – restricted	14,374	14,500
Inventories	—	453
Prepaid expenses and other current assets	359	322
Total current assets	32,882	44,728

Property and equipment, net	4,991	5,292
Patent and trademark rights, net	1,069	1,034
Construction in progress	7,065	6,580
Other assets	136	65
Total assets	$46,143	$57,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$967	$2,157
Accrued expenses	1,805	3,395
Margin account loan	7,051	7,051
Current portion of capital lease	35	46
Total current liabilities	9,858	12,649
Long-term liabilities
Long-term portion of capital lease	37	55
Redeemable warrants	104	295
Total liabilities	9,999	12,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 167, 229,903 and 166,490,190, respectively	167	166
Additional paid-in capital	289,053	288,671
Accumulated other comprehensive loss	(1,088)	(43)
Accumulated deficit	(251,988)	(244,094)

Total stockholders’ equity	36,144	44,700
Total liabilities and stockholders’ equity	$46,143	$57,699

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Clinical treatment programs	$36	$49	$78	$121

Total revenues	36	49	78	121

Costs and expenses:
Production/cost of goods sold	635	208	826	488
Research and development	2,318	1,736	4,654	3,401
General and administrative	1,817	1,738	3,894	3,612

Total costs and expenses	4,770	3,682	9,374	7,501

Operating loss	(4,734)	(3,633)	(9,296)	(7,380)

Interest expense	(5)	(1)	(10)	(12)
Interest and other income	354	247	535	520
Funds received from sale of income tax net operating losses	—	—	686	1,328
Redeemable warrants valuation adjustment	102	387	191	236

Net loss	(4,283)	(3,000)	(7,894)	(5,308)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities	(1,005)	187	(960)	584
Realized loss on securities	(77)	(21)	(87)	(37)
Less: Premium amortization	1	48	2	108
Net comprehensive loss	$(5,364)	$(2,786)	$(8,939)	$(4,653)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding, basic and diluted	167,202,512	135,974,216	167,005,714	135,880,841

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	166,490,190	$166	$288,671	$(43)	$(244,094)	$44,700
Stock issued for settlement of accounts payable	739,713	1	163	—	—	164
Equity-based compensation	—	—	219	—	—	219
Net comprehensive loss	—	—	—	(1,045)	(7,894)	(8,939)

Balance at June 30, 2013	167,229,903	$167	$289,053	$(1,088)	$(251,988)	$36,144

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(in thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(7,894)	$(5,308)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	350	296
Amortization of patent and trademark rights	87	5
Redeemable warrants valuation adjustment	(191)	(236)
Equity-based compensation	219	90

Change in assets and liabilities:
Inventories	453	(211)
Prepaid expenses and other current assets	(37)	106
Accounts payable	(1,026)	256
Accrued expenses	(1,590)	(476)
Net cash used in operating activities	$(9,629)	$(5,478)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(534)	(3,208)
Additions to patent and trademark rights	(122)	(28)
Deposits on capital leases refunded	3	7
Deposit paid on office lease	(74)	—
Maturities of short-term and long-term marketable securities	9,479	7,216
Purchase of short-term and long-term marketable securities	—	(2,057)

Net cash provided by investing activities	$8,752	$1,930

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended June 30, 2013 and 2012
(in thousands)
(Unaudited)

	2013	2012
Cash flows from financing activities:
Payments on capital leases	$(29)	$(25)
Proceeds from margin account loan	—	2,640
Net cash provided by (used in) financing activities	(29)	2,615

Net decrease in cash and cash equivalents	(906)	(933)

Cash and cash equivalents at beginning of period	2,212	3,103

Cash and cash equivalents at end of period	$1,306	$2,170

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$164	$133
Unrealized gain (loss) on marketable securities	$(1,044)	$655
Redeemable warrants valuation adjustment	$191	$236
Supplemental disclosure of cash flow information:
Cash paid for interest expense and capitalized construction interest	$(98)	$(33)

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 37,071,415 and 23,988,158 shares for the six months ended June 30, 2013 and 2012, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

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

Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.14% - 1.01%	0.68% - 0.86%
Expected dividend yield	—	—
Expected lives	1 year - 5 years	5.0 years
Expected volatility	89.727% - 118.222%	108.76% - 108.96%
Weighted average grant date fair value for options and warrants issued	$0.12 per option/warrant for 2,520,000 options / warrants	$0.21 per option for 1,439,000 options

Stock option activity during the six months ended June 30, 2013 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	9,441,480	$1.90	5.35	$—
Granted	870,000	0.30	9.98	—
Forfeited	—	—	—	—
Outstanding June 30, 2013	10,311,480	$1.77	5.28	$—
Vested and expected to vest June 30, 2013	10,311,480	$1.77	5.28	$—
Exercisable June 30, 2013	9,511,480	$1.88	5.13	$—

870,000 options to purchase shares were granted to employees during the six months ended June 30, 2013.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	516,373	$0.45	9.43	$—
Granted	870,000	0.30	9.98	—
Vested	(586,373)	0.43	9.51	—
Forfeited	—	—	—	—
Outstanding June 30, 2013	800,000	$0.70	8.82	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	3,428,432	$1.73	4.71	$—
Granted	150,000	2.00	4.75	—
Exercised	—	—	—	—
Forfeited	(150,000)	2.00	—	—
Outstanding June 30, 2013	3,428,432	$1.73	4.64	$—
Vested and expected to vest June 30, 2013	3,428,432	$1.73	4.64	$—
Exercisable June 30, 2013	3,428,432	$1.73	4.64	$—

150,000 options to purchase shares were granted to non-employees during the six months ended June 30, 2013.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	210,422	$0.40	9.68	$—
Options granted	—	—	—	—
Options vested	(210,422)	0.40	9.68	—
Options forfeited	—	—	—	—
Outstanding June 30, 2013	—	$—	—	$—

The impact on the Company’s results of operations of recording equity-based compensation for the six months ended June 30, 2013 and 2012 was to increase general and administrative expenses by approximately $219,000 and $90,000 respectively. The impact on basic and fully diluted earnings per share for the six months ended June 30, 2013 and 2012 was $0.00 and $0.00, respectively.

As of June 30, 2013 and 2012, respectively, there was $278,000 and $374,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	June 30,	December 31,
	2013	2012
Inventory work-in-process, January 1	$453	$897
Production	5	579
Spoilage	(458)	(1,023)
Inventory work-in-process, end of period	$—	$453

As of December 31, 2012, all of our lots of Alferon® Work-In-Process Inventory had completed the fill, finish and packaging process. The inventory would not be classified as Finished Goods until stability and release testing were concluded and it is confirmed by the FDA that the product could be commercially sold as is.

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® Active Pharmaceutical Ingredient (“API”), which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, the Company concluded that it could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots will not be submitted to the FDA to request release for commercial sale and their remaining dollar value has been written-off in the quarter ended June 30, 2013.

Note 5: Marketable Securities - Unrestricted

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. As of June 30, 2013, it was determined that none of the marketable securities had other-than-temporary impairments. At June 30, 2013, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see "Note 11: Fair Value").

Securities classified as available for sale consisted of:

June 30, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$17,333	$—	$(490)	$16,843	$16,843	$—

Totals	$17,333	$—	$(490)	$16,843	$16,843	$—

December 31, 2012
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$27,230	$11	$—	$27,241	$27,241	$—

Totals	$27,230	$11	$—	$27,241	$27,241	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

June 30, 2013
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$16,843	$(490)	$—	$—	$16,843	$(490)

Totals	2	$16,843	$(490)	$—	$—	$16,843	$(490)

No unrestricted investments were in a loss position as of December 31, 2012.

Note 6: Marketable Securities - Restricted

A Margin Account was established on July 26, 2011 for which the Company needs to pledge, restrict from sale and segregate marketable securities at an approximate ratio of approximately two-to-one, based on the diversity of securities pledged as collateral, for those funds withdrawn and outstanding (see “Note 9 Margin Account Loan”).

These restricted marketable securities consist of mutual funds. As of June 30, 2013, it was determined that none of the Marketable Securities had other-than-temporary impairments. At June 30, 2013, all restricted securities were measured as Level 1 instruments of the fair value measurements standard (see "Note 11: Fair Value").

Securities classified as restricted from sale consisted of:

June 30, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,971	$—	$(597)	$14,374	$14,374	$—

Totals	$14,971	$—	$(597)	$14,374	$14,374	$—

December 31, 2012
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$11,050	$—	$(54)	$10,996	$10,996	$—
Corporate Bonds	3,503	1	—	3,504	3,504	—

Totals	$14,553	$1	$(54)	$14,500	$14,500	$—

Unrealized losses on investments restricted from sale

Investments restricted from sale with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

June 30, 2013
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$14,374	$(597)	$—	$—	$14,374	$(597)

Totals	2	$14,374	$(597)	$—	$—	$14,374	$(597)

December 31, 2012
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$10,996	$(54)	$—	$—	$10,996	$(54)

Totals	1	$10,996	$(54)	$—	$—	$10,996	$(54)

Unrealized losses from fixed-income securities (bonds) are primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as deemed by independent financial rating services. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining losses represent other-than-temporary impairment based on Management’s evaluation of available evidence as of June 30, 2013. Management believes that 2013's or 2012's unrealized losses attributed to the Mutual Funds were limited to temporary impairment based on our evaluation of available evidence as of June 30, 2013 and December 31, 2012.

Note 7: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2013	December 31, 2012
Compensation	$357	$2,131
Professional fees	354	466
Other expenses	902	615
Accrued Alferon production costs	79	70
Due for returned product	113	113
	$1,805	$3,395

Note 8: Property and Equipment

	(in thousands)
	June 30, 2013	December 31, 2012
Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	4,711	4,662
Leasehold improvements	85	85

Total property and equipment	9,005	8,956
Less: accumulated depreciation and amortization	(4,014)	(3,664)

Property and equipment, net	$4,991	$5,292

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company's New Brunswick, NJ facility. As of June 30, 2013, construction in progress was $7,065,000 as compared to $6,580,000 as of December 31, 2012. The Company capitalized $90,000 as of June 30, 2013 as interest charges, as compared to $85,000 as of December 31, 2012, related to the construction in progress.

The Company owns and operates a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that produces Alferon® and Ampligen®. In December 2011, our Board of Directors (the “Board”) reevaluated the facility enhancement project to focus on upgrading the facility to provide for a high volume, more cost effective manufacturing process for Alferon N Injection®, Alferon® LDO and Ampligen®. The facility enhancement project is in its final stage with construction complete. The validation phase of the Alferon® manufacturing project is currently underway as we prepare to undertake the Installation Qualification Process phase of the enhancement project. Approximately $7,709,000 has been spent to date through June 30, 2013, as compared to $7,051,000 spent on the project through December 31, 2012, of which $7,051,000 has been financed through a Margin Account with an effective interest rate of approximately 2.50% (see "Note 9: Margin Account Loan").

Note 9: Margin Account Loan

A “Margin Account” loan was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility. In order to maintain this Margin Account, established on July 26, 2011, the Company needs to pledge, restrict from sale and segregate to a dedicated Margin Account its marketable securities at an approximate ratio of two to one of security collateral to debt undertaken. With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities. While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 2.5% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. At June 30, 2013, the principal loan balance of the

Margin Account was approximately $7,051,000, for which approximately $14,374,000 in Marketable Securities became restricted as dedicated collateral for the indebtedness. For the six months ended June 30, 2013, the interest charge was approximately $90,000 which has been capitalized along with the other costs related to the capital improvement project (see “Note 6: Marketable Securities – Restricted”).

Note 10: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the six months ended June 30, 2013, the Company issued to consultants warrants to purchase 1,500,000 shares of common stock that had exercise prices ranging from $0.29 to $0.50 based on the NYSE MKT prices, containing milestone events to achieve vesting and having terms from one to five years. As of June 30, 2013, the Company issued 9,852,466 securities to Directors and consultants consisting of an aggregate 3,013,096 shares of common stock, and options and warrants to purchase 6,839,370 shares. The shares issued to consultants had prices ranging from $0.20 to $2.30 based on the NYSE MKT closing price.

The aggregate stock options had various exercise prices ranging from $0.26 to $2.81, had terms of ten years, issued at a premium value of 110% of the NYSE MKT stock closing price and vested over varying periods of time upon grant.

On July 23, 2012, the Company entered into a new Equity Distribution Agreement (the “New EDA”) with Maxim pursuant to which the Company may sell up to $75,000,000 worth of its shares of Common Stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, the Company filed a Prospectus Supplement with the Securities and Exchange Commission related to increasing the offering from 12,000,000 to 20,000,000 shares under the New ATM. On October 5, 2012, the Company filed an updated Prospectus Supplement to revise the New EDA for an aggregate of 40,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the ATM. For the six months ended June 30, 2013, the Company has not sold any shares pursuant to the ATM. As of June 30, 2013, the Company had sold an aggregate of approximately 29,500,000 shares that resulted in net cash proceeds of approximately $23,003,000 after direct expenses along with commissions paid to Maxim for approximately $820,000.

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

Fair value at June 30, 2013, was estimated using the following assumptions:

Underlying price per share	$0.19 - $0.22
Exercise price per share	$1.31 - $1.65
Risk-free interest rate	0.15% - 0.23%
Expected holding period	0.88 - 1.64 yrs.
Expected volatility	103.05% - 113.56%
Expected dividend yield	None

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $104,000 at June 30, 2013. There were no other financial instruments at June 30, 2013.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its warrant liability for those warrants with a cash settlement feature at fair value. As of June 30, 2013, the Company had no derivative assets or liabilities.

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

As of June 30, 2013 and 2012, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2013:

	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities-unrestricted	$16,843	$16,843	$—	$—
Marketable Securities-restricted	$14,374	$14,374	$—	$—
Liabilities:
Warrants	$(104)	$—	$—	$(104)

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2013	2012
Balance at January 1	$295	$380
Fair value adjustment at March 31	(89)	151
Balance at March 31	206	531
Fair value adjustment at June 30	(102)	(387)
Balance at June 30	$104	$144

Note 12: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 13: Recent Accounting Pronouncements

In 2012 and 2013, the FASB issued Accounting Standards Updates (“ASU”) 2013-01 through 2013-11. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for amounts reclassified out of Accumulated Other Comprehensive Income in ASU's 2011-05 and 2011-12. This ASU requires an entity to report the effect of significant reclassifications out of Accumulated Other Comprehensive Income on the respective line items in Net Income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles ("GAAP") to be reclassified in its entirety to Net Income. For other amounts that are not required under GAAP to be reclassified in their entirety to Net Income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. Public companies are required to comply with the requirements of AUS 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the financial statements.

Note 14: Funds Received From Sale Of Income Tax Net Operating Losses

As of December 31, 2012, the Company has approximately $119,000,000 of federal net operating loss carryforwards (expiring in the years 2013 through 2032) available to off-set future federal taxable income. The Company also had approximately $36,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2032) and approximately $17,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2030 through 2032) available to off-set future state taxable income.

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

Note 15: Subsequent Events

Effective July 23, 2013, the Board of Directors approved the appointment of Peter W. Rodino III, Esq. as a Director of the Company. Mr. Rodino will serve as a Director until the Company's next annual meeting of shareholders. Mr. Rodino was also appointed as Chairman and Financial Expert of the Audit Committee, a member of the Compensation Committee and member of the Governance and Nomination Committee of the Board of Directors. Mr. Rodino had previously acted as a consultant to the Company. In addition, Dr. Iraj E. Kiani, a long time independent Director of the Company, was appointed to be the Board's Lead Director. These changes were the result of the May 23, 2013, resignation due to health reasons of Richard C. Piani.

The Company evaluated subsequent events through the date on which these financial statements were issued, and with the exception of the above event, determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the six months ended June 30, 2013.

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

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ that produces Alferon® and Ampligen®. The facility enhancement project is in its final stage with construction complete. The validation phase of the Alferon® manufacturing project is currently underway as we prepare to undertake the Installation Qualification Process phase of the enhancement project. Approximately $7,709,000 has been spent to date on the project through June 30, 2013 with approximately $7,051,000 financed through a Margin Account with an effective interest rate of approximately 2.50%. While facility upgrades are being undertaken to the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility had been granted approval of its Biological License Application (“BLA”) by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product. We anticipate that it will take until the second half of 2014 before we will have newly produced Alferon® that can be commercially sold. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

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

On June 28, 2013, our principal executive office located at One Penn Center, 1617 JFK Boulevard, Philadelphia, Pennsylvania 19103, moved from Suite 660 to Suite 500. Our telephone number remains the same as 215-988-0080.

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

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV and Salt Lake City, UT, provide safety information regarding the use of Ampligen® in patients with CFS. As of June 30, 2013, we had twenty-eight patients participating in this open label treatment protocol with twenty taking treatment and eight on drug holiday. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our filings of the Ampligen® NDA and/or the design of future clinical studies.

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

In response to the CRL, we continue to plan to avail ourselves of the opportunity for an “end-of-review” meeting with representatives of the Office of Drug Evaluation II which issued the CRL, in order to clarify and seek to narrow the outstanding issues regarding the further development of Ampligen® for the treatment of CFS.

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

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® API, which would need to be released by the FDA before those materials could be used in commercial product. As of December 31, 2012, all of our existing lots of Alferon® Work-In-Process Inventory had completed the fill, finish and packaging process. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that we could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots will not be submitted to the FDA to request release for commercial sale and their remaining dollar value has been written-off (see "Note 4: Inventory" for greater details).

In the absence of FDA approvals for commercial sale of product manufactured from existing Work-In-Process inventory, commercial sales of Alferon® will not resume until new batches of API can be produced and released by the FDA. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete at our New Brunswick, NJ manufacturing facility. The validation phase of the Alferon® manufacturing project is currently underway as we prepare to undertake the Installation Qualification Process phase of the enhancement project. While the facility had been granted approval of its BLA by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product. We anticipate that it will take until the second half of 2014 before we will have newly produced Alferon® that can be commercially sold.

In January 2012, the ANMAT approved the sale and distribution of Alferon N Injection® (under the brand name “Naturaferon”) in Argentina. In June 2010, Hemispherx agreed to provide GP Pharm an option to market Alferon N Injection®, its FDA-approved natural interferon, in Argentina and other Latin American countries. The receipt of the ANMAT approval for HPV is the first step of a regulatory process towards the commercial sales of Naturaferon. On September 20, 2012, the Company filed with ANMAT an amended NDA for the use of Alferon N Injection® in patients with chronic hepatitis C who have become refractory to recombinant interferon as a result of the appearance of neutralizing antibodies against recombinant interferon. On February 6, 2013, we received the ANMAT approval for the treatment of refractory Hepatitis C with Naturaferon in Argentina.

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
.
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

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. As of June 30, 2013, twelve subjects have participated in this study. As required by the study's protocol, a Data Monitoring Committee has reviewed the safety data on eight subjects and approved the study to proceed at the next higher dosage level. Safety data on the remaining four subjects is being compiled and will be submitted to the Data Monitoring Committee for review.

In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA. As of June 30, 2013, fifty patients have enrolled in this ninety-eight patient Phase I-II Study of HER2 vaccination with Ampligen® as an adjuvant in optimally treated breast cancer patients. The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer. Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu. The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better. Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the six months ended June 30, 2013, the Company contributions towards the 401(k) Plan were $107,000.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 versus three months ended June 30, 2012

Net Loss

Our net loss was approximately $4,283,000 for the three months ended June 30, 2013, an increase in loss of approximately $1,283,000 or 43% when compared to the same period in 2012. This increase in loss for these three months was primarily due to the following:

1)	an increase in Production Costs of approximately $427,000 or 205%;

2)	an increase in Research and Development costs of approximately $582,000 or 34%;

3)	an increase in General and Administrative expenses of approximately $79,000 or 5%; and

4)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $102,000 in 2013 as compared to non-cash gain of $387,000 for the same period in 2012, resulting in a decrease in gain of $285,000; off-set by

5)	a increase in interest and other income of approximately $107,000 from funds invested in marketable securities;

Net loss per share was $(0.03) and $(0.02) for the three months ended June 30, 2013 and 2012, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2013 was 167,202,512, as compared to 135,974,216 as of June 30, 2012.

Revenues

Revenues from our Ampligen® Cost Recovery Program decreased $13,000, or 27%, for the second quarter of 2013 as compared to the same time period of 2012 due to the number of patients decreasing 22% in the three months ended June 30, 2013. As of June 30, 2013, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $635,000 and $208,000, respectively, for the three months ended June 30, 2013 and 2012. This increase of $427,000 or 205% was primarily due to the write-down of Alferon® work in process inventory of approximately $458,000. (see “Overview; General; Alferon N Injection®” above).

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2013 were approximately $2,318,000 as compared to $1,736,000 for the same period a year ago, reflecting an increase of approximately $582,000 or 34%. The increased R&D costs during this three month period in 2013 were primarily due to our efforts regarding the Ampligen® NDA and related efforts. Specifically, Ampligen® expenses increased during the three months ended June 30, 2013 for clinical studies by $162,000, research costs by $122,000 and polymer production by $186,000. In addition Alferon® related research costs increased approximately $72,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2013 and 2012, were approximately $1,817,000 and $1,738,000, respectively, reflecting an increase of $79,000 or 5%. The higher G&A expenses in 2013 are due to higher legal fees of $128,000, an increase in public relations expenses of $88,000 along with other minor increases which reflect normal period inflation. The comparative increase of these G&A expenses were off-set by two factors: 1) 2013's Directors Fees were slightly lower due to the May 2013 resignation of Richard Piani; and 2) Directors Fees in 2012 were higher due to payments made to Dr. Iraj Kiani for fees unpaid Directors Fees due him for prior years of service.

Interest and Other Income

Interest and other income for the three months ended June 30, 2013 and 2012 were approximately $354,000 and $247,000, respectively, representing an increase of $107,000 or 43%. The primary cause for the increase in investment income was due to more funds being available in 2013 from the sale of ATM shares sold during the later part of 2012.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants resulted in non-cash adjustments to the redeemable warrants liability for the three months ended June 30, 2013 and 2012 of gains of approximately $102,000 and $387,000, respectively, representing a non-cash, decrease in gain of $285,000 (see “Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Six months ended June 30, 2013 versus six months ended June 30, 2012

Net Loss

Our net loss was approximately $7,894,000 for the six months ended June 30, 2013, an increase in loss of approximately $2,586,000 or 49% when compared to the same period in 2012. This increase in loss for these six months was primarily due to the following:

1)	an increase in Production Costs of approximately $338,000 or 69%;

2)	an increase in Research and Development costs of approximately $1,253,000 or 37%;

3)	an increase in General and Administrative expenses of approximately $282,000 or 8%;

4)
sale in January 2013 of New Jersey state net operating loss carryforwards (for the year 2011) for approximately $686,000 as compared to approximately $1,328,000 received in January 2012 (for the years 2009 and 2010), representing a decrease in cash gain of $642,000 or 48%; and

5)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of $192,000 in 2013 as compared to non-cash gain of $236,000 for the same period in 2012, resulting in a decrease in gain of $44,000; off-set by

6)	an increase in interest and other income of approximately $15,000 from funds invested in marketable securities.

Net loss per share was $(0.05) and $(0.04) for the six months ended June 30, 2013 and 2012, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2013 was 167,005,714, as compared to 135,880,841 as of June 30, 2012.

Revenues

Revenues from our Ampligen® Cost Recovery Program decreased $43,000, or 36%, for the first six months of 2013 as compared to the same time period of 2012 due to the number of patients decreasing 38% during the six months ended June 30, 2013. As of June 30, 2013, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $826,000 and $488,000, respectively, for the six months ended June 30, 2013 and 2012. This increase of $338,000 or 69% was primarily due to the write-down of Alferon® work in process inventory of approximately $458,000 (see “”Overview; General; Alferon N Injection®” above) off-set by lower cost for the testing of finished goods inventory of $116,000, which is being used for research purposes.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2013 were approximately $4,654,000 as compared to $3,401,000 for the same period a year ago, reflecting an increase of approximately $1,253,000 or 37%. The increased R&D costs during this six month period in 2013 were primarily due to our efforts regarding the Ampligen® NDA and related efforts. Specifically, Ampligen® expenses increased during the six months ended June 30, 2013 for clinical studies by $387,000, research costs by $127,000, polymer production by $588,000 and costs related to cGMP compliance increased $293,000. These costs were off-set by lower Alferon® related research costs of approximately $185,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2013 and 2012, were approximately $3,894,000 and $3,612,000, respectively, reflecting an increase of $282,000 or 8%. The higher G&A expenses in 2013 are due to higher legal fees of $198,000, increase in public relations expenses of $168,000 and higher non-cash stock compensation costs of $141,000 along with other minor increases which reflect normal period inflation. The comparative increase of these G&A expenses were off-set by two factors: 1) 2013's Directors Fees were slightly lower due to the May 2013 resignation of Richard Piani; and 2) Directors Fees in 2012 were higher due to payments made to Dr. Iraj Kiani for fees unpaid Directors Fees due him for prior years of service.

Interest and Other Income

Interest and other income for the six months ended June 30, 2013 and 2012 were approximately $535,000 and $520,000, respectively, representing a increase of $15,000 or 3%. The primary cause for the increase in investment income was due to more funds being available in 2013 from the sale of ATM shares sold during later part of 2012.

Redeemable Warrants

The quarterly fiscal revaluation of redeemable warrants resulted in non-cash adjustments to the redeemable warrants liability for the six months ended June 30, 2013 and 2012 of gains of approximately $192,000 and $236,000, respectively, representing a non-cash, increase in loss of $44,000 (see “Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Sale of New Jersey Tax Net Operating Loss

In January 2013, the Company effectively sold of $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000 as compared to January 2012 sale of approximately $16,000,000 of our $25,000,000 of New Jersey state net operating loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000, representing a decrease in cash gain of $642,000 or 48% (see “Note 14: Funds Received From Sale of Income Tax Net Operating Losses”) for the six months ended June 30, 2013 as compared to the same period in 2012.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2013 was $9,630,000 compared to $5,478,000 for the same period in 2012, an increase of $4,152,000 or 76%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the six months ended June 30, 2013 increased by approximately $3,510,000 or 52% over the comparable period in 2012. The primary reasons for this increase in 2013 were the January 2013 payout of 2012 employee and strategic consultant bonuses for approximately $2,196,000 and approximately $1,026,000 for payments of accounts payable.

As of June30, 2013, we had approximately $32,523,000 in cash, cash equivalents and marketable securities (restricted and unrestricted) inclusive of approximately $14,374,000 in Marketable Securities collateralizing certain debts, or a decrease of approximately $11,430,000 from December 31, 2012. However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

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

A Margin Account was established on July 26, 2011, with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility (see “Note 8: Property and Equipment”). While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 2.5% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. As of June 30, 2013, the principal loan balance of the Margin Account was approximately $7,051,000 (see “Note 9: Margin Account Loan” and “Note 6: Marketable Securities – Restricted”).

On July 23, 2012, we entered into a new EDA with Maxim (the New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the New EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to our Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, we filed a Prospectus Supplement with the Securities and Exchange Commission related to the offering of 20,000,000 shares under the ATM. On October 5, 2012, we filed an updated Prospectus Supplement. As a result, as of the date of this report, an aggregate of 40,000,000 shares are allocated for public sale under the Prospectus Supplement pursuant to the ATM. For the six months ended June 30, 2013, there were no sales of Company shares through the ATM program. As of June

30, 2013, we had sold an aggregate of approximately 29,500,000 shares that resulted in net cash proceeds of approximately $23,003,000 after direct expenses along with commissions paid to Maxim of approximately $820,000 (see “Note 10: Stockholders' Equity”).

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $32,523,000 in cash, cash equivalents and marketable securities (restricted and non-restricted inclusive of $14,374,000 in Marketable Securities collateralizing certain debts) at June 30, 2013 as compared to $43,953,000 at December 31, 2012 (inclusive of $14,500,000 in Marketable Securities collateralizing certain debts). To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of June30, 2013, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2013, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1:   Legal Proceedings

Except as set forth below, there have been no material developments in litigation from that disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2012, Note 16 - Contingencies:

(a)	Stephanie A. Frater v. Hemispherx Biopharma, Inc., William A. Carter, David Strayer and Wayne Pambianchi, U.S.

District Court for Eastern District of Pennsylvania, Case No. 2:12-cv-07152-WY.

(b)
Mark Zicherman v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Iraj E. Kiani, William M. Mitchell, Richard C. Piani, David Strayer and Charles T. Bernhardt, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:13-cv-00243-WY.

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

(e)
Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Richard C. Piani, William M. Mitchell, Iraj E. Kiani and Robert E Peterson, Chancery Court of the State of Delaware , June 18, 2013, Case No. 8657.

On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2003, Defendants filed a motion to dismiss the Amended Complaint. The deadline for Lead Plaintiff's brief in opposition to Defendants' motion to dismiss is September 17, 2013, and the deadline for Defendants' reply brief is October 17, 2013. Under the PSLRA, discovery is stayed pending the Court's decision on Defendants' motion to dismiss.

On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. The Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order staying this case pending the outcome of Defendants' motion to dismiss the securities class action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of Defendants' motion to dismiss the securities class action.

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

On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. The Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendant's Motion to dismiss.

On June 18, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc.,et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee to review the allegations set forth in the Complaint.

The Company intends to vigorously defend these actions. The potential impact of these actions, which seek unspecified damages, equitable relief, attorneys' fees and expenses, is uncertain. There can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on the Company's business, results of operations and financial condition.

(f)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al.,U.S. District Court for the Southern District of Florida, Case No. 04-10129-CIV.

Hemispherx and the other parties to the domestication action are seeking to convene an arbitral panel in South Africa to decide the domestication issue and, while no date has yet been agreed upon, it is estimated that it will be heard in the Spring of 2014.

(g)	MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc., Civil Action No. 1:09-CV-03110-CAP.

After remand to the United States District Court, Northern District of Georgia, a Scheduling Order proposed by the parties was entered by the Court on October 17, 2012. In light of the Court of Appeals' Ruling, the parties were realigned with MidSouth as the Plaintiff and the Company as the Defendant. The Company deposed representatives of two more of the investors to preserve their testimony for trial. Neither witness testified that MidSouth's activity significantly influenced the decision to invest. The parties have prepared and submitted a proposed pretrial Order. The Company has also filed a Motion to Reopen Discovery for a limited purpose, a Motion in Limine to exclude five categories of evidence and a Request for a Special Setting. In either event, the Company will vigorously defend the remaining claims. No date has been set for trial.

As of August 1, 2013, no informed judgment can be made as to the likely outcome and Counsel is unable to provide a precise estimate of the merits or probability of success of the MidSouth claims. The maximum amount sought by MidSouth is $4,800,000, but Counsel believes the realistic exposure is substantially less than that.

(h)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS.

The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On April 22, 2013 the Parties submitted Proposed Findings of Fact and Conclusions of Law, and on April 26, 2013, submitted hyperlinked copies to the Court pursuant to the Court's Order. There can be no estimate of when the Court may rule on the case.

As of August 1, 2013, no informed judgment can be made as to the likely outcome and Counsel is unable to provide an estimate of the merits or probability of success of the Cato claims or a range of potential recovery or loss.

(i)	Summation.

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the six months ended June 30, 2013 or year ended December 31, 2012. Also with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains insurance coverage which is expected to respond to certain claims and expenses.

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

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® API, which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that we could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots will not be submitted to the FDA to request release for commercial sale and their remaining dollar value has been written-off. In the absence of FDA approvals for product manufactured from existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. (Please see PART 1, ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations; “Overview; General; Alferon N Injection®” above for more information).

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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2013, our accumulated deficit was approximately $(251,988,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2013, we had approximately $32,523,000 in cash, cash equivalents and marketable securities (inclusive of approximately $14,374,000 in Marketable Securities collateralizing certain debts). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, approximately 65,362,000 shares are authorized but unissued and unreserved at June 30, 2013 with an additional 75,000,000 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.

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

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired. The production of Alferon N Injection® from the Work-In-Process Inventory was restarted in May 2010, continued into January 2011 with its conversion into API.

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® API, which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that we could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection® and their remaining dollar value has been written-off. As we no longer have any existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale.

While our facility had been granted approval of its BLA by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's upgrades for Alferon®. We cannot provide any guarantee that the facility will necessarily pass a pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex. Please see “There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production” below for more information.

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

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. regarding the fill and finish process for Alferon N Injection® (see PART 1, ITEM 2; Management's Discussion and Analysis of Financial Condition and Results of Operations; “Overview; General; Alferon N Injection®”). As we no longer have any existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale.

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

There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production.

The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete at the New Brunswick, NJ manufacturing facility. While the facility had been granted approval of its BLA by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, the FDA will be required to provide approval as to the quality and stability of the final product. We anticipate that it will take until the second half of 2014 before we will have newly produced Alferon® that can be commercially sold in the Unites States. For more information, please see ITEM 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; General; Alferon N Injection®” above. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that the capital improvements will be completed on a timely basis or successfully, that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

Only if and when our BLA status is recertified by the FDA to produce new lots of Alferon® at our enhanced manufacturing facility can batches of Alferon® API be produced, formulated, filled, finished, packaged and then approved for release by the FDA. We are unable to provide any assurances that the FDA will approve our enhanced manufacturing process and/or newly created finish product lots. Without FDA approval, our Alferon N Injection® will not be considered suitable for commercial sales.

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

We continue to undertake at our New Brunswick, NJ facility a major capital improvement program to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API. The facility enhancement project is in its final stage with construction complete. The validation phase of the Alferon® manufacturing project is currently underway as we prepare to undertake the Installation Qualification Process phase of the enhancement project. While the facility had been granted approval of its BLA by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's upgrades for Alferon®. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all. The failure to obtain FDA approval of any of our manufacturing process would most likely have a materially adverse impact upon us.

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

Our success is dependent on the continued efforts of our staff, especially certain doctors and researchers along with the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-

inventor of Ampligen®, and his knowledge of our overall activities, including patents and clinical trials. The loss of the services of Dr. Carter or other personnel key to our operations, could have a material adverse effect on our operations and chances for success. As a cash conservation measure, we have elected to discontinue the Key Man life insurance on the life of Dr. Carter. An employment agreement continues to exist with Dr. Carter that, as amended, runs until December 31, 2016. However, Dr. Carter has the right to terminate his employment upon not less than 30 days prior written notice. The loss of Dr. Carter or other key personnel or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

A Securities Federal Class Action and Four Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

As described below in Item 3. Legal Proceedings, paragraphs (a), (b), (c), (d) and (e), five actions have been filed against Hemispherx and certain of its Officers and Directors: a putative class action alleging violations of the federal securities laws and seeking monetary damages, costs, and attorneys' fees; and four shareholder derivative actions alleging various state law breach of fiduciary duty, waste of corporate assets and unjust enrichment claims along with seeking monetary damages, costs, attorneys' fees, and equitable and injunctive relief. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management.

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

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	announcements of availability or projections of our products for commercial sale;

•	announcements of legal actions against us and/or settlements or verdicts adverse to us;

•	adverse reactions to products;

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

Our common stock is listed for quotation on the NYSE MKT. For the six month period ended June 30, 2013, the trading price of our common stock has ranged from $0.18 to $0.36 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against companies in our industry. In this regard, please see “A Securities Federal Class Action and Four Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities" above.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

In May 2009, we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a Universal Shelf Registration Statement. 4,895,000 of these warrants have been exercised as of both June 30, 2013 and December 31, 2012. Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants. To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the New Maxim EDA. Through June 30, 2013, we had sold an aggregate of approximately 29,500,000 shares under this EDA.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At June 30, 2013, for Dr. Carter, our Chief Executive Officer, who already beneficially owns 5.24% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%. For more information, see Part II; Item 5: “Other Information”.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the six months ended June 30, 2013.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a)Exhibits

10.1	Independent Contractor Agreement with Richard Piani, former Board of Director, effective May 23, 2013.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101
The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets ; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer & President

/s/ Charles T. Bernhardt
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: August 9, 2013