Form 10-Q
period 2013-09-30
HEMISPHERX BIOPHARMA INC
filed 2013-11-08
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

167,686,551 shares of common stock were outstanding as of November 1, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,598	$2,212
Marketable securities – unrestricted	13,555	27,241
Marketable securities – restricted	14,068	14,500
Inventories	—	453
Prepaid expenses and other current assets	332	322
Total current assets	29,553	44,728

Property and equipment, net	5,145	5,292
Patent and trademark rights, net	1,074	1,034
Construction in progress	6,970	6,580
Other assets	136	65
Total assets	$42,878	$57,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,723	$2,157
Accrued expenses	1,822	3,395
Margin account loan	7,051	7,051
Current portion of capital lease	34	46
Total current liabilities	10,630	12,649
Long-term liabilities
Long-term portion of capital lease	31	55
Redeemable warrants	66	295
Total liabilities	10,727	12,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 167, 551,959 and 166,490,190, respectively	167	166
Additional paid-in capital	289,199	288,671
Accumulated other comprehensive loss	(91)	(43)
Accumulated deficit	(257,124)	(244,094)

Total stockholders’ equity	32,151	44,700
Total liabilities and stockholders’ equity	$42,878	$57,699

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Clinical treatment programs	$36	$39	$114	$160

Total revenues	36	39	114	160

Costs and expenses:
Production/cost of goods sold	252	988	1,078	1,476
Research and development	2,173	2,357	6,827	5,758
General and administrative	2,070	1,659	5,964	5,271

Total costs and expenses	4,495	5,004	13,869	12,505

Operating loss	(4,459)	(4,965)	(13,755)	(12,345)

Interest expense	(4)	(7)	(14)	(19)
Interest and other income	89	353	624	873
Other than temporary impairment loss on marketable securities	(800)	—	(800)	—
Funds received from sale of income tax net operating losses	—	—	686	1,328
Redeemable warrants valuation adjustment	38	(1,968)	229	(1,732)

Net loss	(5,136)	(6,587)	(13,030)	(11,895)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities	867	306	(93)	890
Realized gain (loss) on marketable securities	131	(168)	44	(205)
Less: Premium amortization	(1)	24	1	132
Net comprehensive loss	$(4,139)	$(6,425)	$(13,078)	$(11,078)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.08)	$(0.09)

Weighted average shares outstanding, basic and diluted	167,389,685	137,012,240	167,135,111	136,260,727

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2012	166,490,190	$166	$288,671	$(43)	$(244,094)	$44,700
Stock issued for settlement of accounts payable	1,061,769	1	236	—	—	237
Equity-based compensation	—	—	292	—	—	292
Net comprehensive loss	—	—	—	(48)	(13,030)	(13,078)

Balance at September 30, 2013	167,551,959	$167	$289,199	$(91)	$(257,124)	$32,151

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(13,030)	$(11,895)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	504	469
Amortization of patent and trademark rights	144	29
Redeemable warrants valuation adjustment	(229)	1,732
Equity-based compensation	292	195

Change in assets and liabilities:
Inventories	453	98
Prepaid expenses and other current assets	(10)	274
Accounts payable	(197)	925
Accrued expenses	(1,573)	(8)
Net cash used in operating activities	(13,646)	(8,181)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(747)	(4,821)
Additions to patent and trademark rights	(184)	(113)
Deposits on capital leases refunded	3	6
Deposit paid on office lease	(74)	—
Maturities of short-term and long-term marketable securities	14,070	13,380
Purchase of short-term and long-term marketable securities	—	(13,515)

Net cash provided by (used in) investing activities	13,068	(5,063)

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)

	2013	2012
Cash flows from financing activities:
Payments on capital leases	$(36)	$(35)
Proceeds from margin account loan	—	4,066
Proceeds from sale of stock, net of issuance costs	—	9,268
Net cash provided by (used in) financing activities	(36)	13,299

Net increase (decrease) in cash and cash equivalents	(614)	55

Cash and cash equivalents at beginning of period	2,212	3,103

Cash and cash equivalents at end of period	$1,598	$3,158

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$237	$262
Unrealized gain (loss) on marketable securities	$(93)	$890
Redeemable warrants valuation adjustment	$(229)	$1,732
Supplemental disclosure of cash flow information:
Cash paid for interest expense and capitalized construction interest	$(144)	$(68)

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 38,421,415 and 33,348,458 shares for the nine months ended September 30, 2013 and 2012, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

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

Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	0.14% - 1.40%	0.68% - 0.86%
Expected dividend yield	—	—
Expected lives	1 year - 5 years	5.0 years
Expected volatility	89.727% - 118.222%	108.76% - 111.95%
Weighted average grant date fair value for options and warrants issued	$0.14 per option/warrant for 3,870,000 options / warrants	$0.23 per option for 1,499,000 options

Stock option for employees' activity during the nine months ended September 30, 2013 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	9,441,480	$1.90	5.35	$—
Granted	1,170,000	0.36	9.74	—
Forfeited	—	—	—	—
Outstanding September 30, 2013	10,611,480	$1.73	5.17	$—
Vested and expected to vest September 30, 2013	10,611,480	$1.73	5.17	$—
Exercisable September 30, 2013	9,798,980	$1.84	5.02	$—

1,170,000 options to purchase shares were granted to employees during the nine months ended September 30, 2013.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	516,373	$0.45	9.43	$—
Granted	882,500	0.27	9.40	—
Vested	(586,373)	0.43	9.26	—
Forfeited	—	—	—	—
Outstanding September 30, 2013	812,500	$0.27	8.87	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	3,428,432	$1.73	4.71	$—
Granted	600,000	0.69	9.69	—
Exercised	—	—	—	—
Forfeited	(150,000)	2.00	—	—
Outstanding September 30, 2013	3,878,432	$1.56	5.00	$—
Vested and expected to vest September 30, 2013	3,878,432	$1.56	5.00	$—
Exercisable September 30, 2013	3,503,432	$1.93	4.57	$—

600,000 options to purchase shares were granted to non-employees during the nine months ended September 30, 2013.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	210,422	$0.40	9.68	$—
Options granted	375,000	0.25	9.75	—
Options vested	(210,422)	0.40	9.68	—
Options forfeited	—	—	—	—
Outstanding September 30, 2013	375,000	$0.25	9.75	$—

The impact on the Company’s results of operations of recording equity-based compensation for the nine months ended September 30, 2013 and 2012 was to increase general and administrative expenses by approximately $292,000 and $195,000, respectively. The impact on basic and fully diluted earnings per share for the nine months ended September 30, 2013 and 2012 was $0.00 and $0.00, respectively.

As of September 30, 2013 and 2012, respectively, there was $492,000 and $308,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	September 30,	December 31,
	2013	2012
Inventory work-in-process, January 1	$453	$897
Production	5	579
Spoilage	(458)	(1,023)
Inventory work-in-process, end of period	$—	$453

As of December 31, 2012, all of our lots of Alferon® Work-In-Process Inventory had completed the fill, finish and packaging process. The inventory would not be classified as Finished Goods until stability and release testing were concluded and it is confirmed by the U.S. Food and Drug Administration ("FDA") that the product could be commercially sold as is.

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

Note 5: Marketable Securities - Unrestricted

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. As of September 30, 2013, it was determined that two of the marketable securities had other-than-temporary impairments and a loss of $300,000 was recognized. At September 30, 2013, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see "Note 11: Fair Value").

Securities classified as available for sale consisted of:

September 30, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$13,613	$—	$(58)	$13,555	$13,555	$—

Totals	$13,613	$—	$(58)	$13,555	$13,555	$—

December 31, 2012
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$27,230	$11	$—	$27,241	$27,241	$—

Totals	$27,230	$11	$—	$27,241	$27,241	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

September 30, 2013
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$13,555	$(57)	$—	$—	$13,555	$(57)

Totals	2	$13,555	$(57)	$—	$—	$13,555	$(57)

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

These restricted marketable securities consist of mutual funds. As of September 30, 2013, it was determined that two of the Marketable Securities had other-than-temporary impairments and a loss of $500,000 was recognized. At September 30, 2013, all restricted securities were measured as Level 1 instruments of the fair value measurements standard (see "Note 11: Fair Value").

Securities classified as restricted from sale consisted of:

September 30, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,101	$—	$(33)	$14,068	$14,068	$—

Totals	$14,101	$—	$(33)	$14,068	$14,068	$—

December 31, 2012
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$11,050	$—	$(54)	$10,996	$10,996	$—
Corporate Bonds	3,503	1	—	3,504	3,504	—

Totals	$14,553	$1	$(54)	$14,500	$14,500	$—

Unrealized losses on investments restricted from sale

Investments restricted from sale with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

September 30, 2013
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$14,068	$(33)	$—	$—	$14,068	$(33)

Totals	2	$14,068	$(33)	$—	$—	$14,068	$(33)

December 31, 2012
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$10,996	$(54)	$—	$—	$10,996	$(54)

Totals	1	$10,996	$(54)	$—	$—	$10,996	$(54)

Management does not believe any remaining losses represent other-than-temporary impairment based on Management’s evaluation of available evidence as of September 30, 2013.

Note 7: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2013	December 31, 2012
Compensation	$338	$2,131
Professional fees	464	466
Other expenses	842	615
Accrued Alferon production costs	65	70
Due for returned product	113	113
	$1,822	$3,395

Note 8: Property and Equipment

	(in thousands)
	September 30, 2013	December 31, 2012
Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	5,019	4,662
Leasehold improvements	85	85

Total property and equipment	9,313	8,956
Less: accumulated depreciation and amortization	(4,168)	(3,664)

Property and equipment, net	$5,145	$5,292

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company's New Brunswick, NJ facility. As of September 30, 2013, construction in progress is reported as $6,970,000 as compared to $6,580,000 as of December 31, 2012. The Company capitalized $130,000 through of September 30, 2013 as interest charges, as compared to $85,000 as of December 31, 2012, which will be expensed proportionately to each long-term asset class of the construction in progress over its respective life.

The Company owns and operates a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen®. In December 2011, our Board of Directors reevaluated the facility enhancement project to focus on upgrading the facility to provide for a high volume, more cost effective manufacturing process for Alferon N Injection®, Alferon® LDO and Ampligen®. The facility enhancement project is currently in the validation phase of the Alferon® manufacturing project as we prepare to undertake the Installation and Operation Qualification phase of the enhancement project. Approximately $7,733,000 has been spent to date through September 30, 2013, as compared to $7,051,000 spent on the project through December 31, 2012, of which $7,051,000 has been financed through a Margin Account with an effective interest rate of approximately 2.50% (see "Note 9: Margin Account Loan"). While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take at least until the second half of 2014 before we will have newly produced Alferon® API ready for submission to the FDA for review and approval.

Note 9: Margin Account Loan

A “Margin Account” loan was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility. In order to maintain this Margin Account, established on July 26, 2011, the Company needs to pledge, restrict from sale and segregate to a dedicated Margin Account its marketable securities at an approximate ratio of two to one of security collateral to debt undertaken. With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities. While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 2.5% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. At September 30, 2013, the principal loan balance of the Margin Account was approximately $7,051,000, for which approximately $14,068,000 in Marketable Securities became restricted as dedicated collateral for the indebtedness. For the nine months ended September 30, 2013, the interest charge was approximately $130,000 which has been capitalized along with the other costs related to the capital improvement project (see “Note 6: Marketable Securities – Restricted”).

Note 10: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the nine months ended September 30, 2013, the Company issued to consultants options and warrants to purchase 2,100,000 shares of common stock that had exercise prices ranging from $0.25 to $0.50 based on the NYSE MKT prices, containing milestone events to achieve vesting and having terms from one to five years. From the Equity Incentive Plan of 2009 through September 30, 2013, the Company issued 11,524,522 securities to Directors and consultants consisting of an aggregate 3,335,152 shares of common stock, and options and warrants to purchase 8,189,370 shares. The shares issued to consultants had prices ranging from $0.20 to $2.30 based on the NYSE MKT closing price.

The aggregate stock options had various exercise prices ranging from $0.23 to $2.81, had terms of ten years, issued at a premium value of 110% of the NYSE MKT stock closing price and vested over varying periods of time upon grant.

On July 23, 2012, the Company entered into a new Equity Distribution Agreement (the “New EDA”) with Maxim pursuant to which the Company may sell up to $75,000,000 worth of its shares of Common Stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, the Company filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New ATM. On October 5, 2012, the Company filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares. For the nine months ended September 30, 2013, the Company did not sell any shares pursuant to the ATM. As of December 31, 2012, the Company had sold an aggregate of approximately 29,500,000 shares of the New EDA that resulted in net cash proceeds of approximately $23,003,000 after direct expenses along with commissions paid to Maxim for approximately $820,000.

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

Fair value at September30, 2013, was estimated using the following assumptions:

Underlying price per share	$0.19 - $0.24
Exercise price per share	$1.31 - $1.65
Risk-free interest rate	0.06% - 0.23%
Expected holding period	0.63 - 1.64 yrs.
Expected volatility	69.74% - 113.56%
Expected dividend yield	None

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $66,000 at September 30, 2013. There were no other financial instruments at September 30, 2013.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its warrant liability for those warrants with a cash settlement feature at fair value. As of September 30, 2013, the Company had no derivative assets or liabilities.

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

As of September 30, 2013 and 2012, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2013:

	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities-unrestricted	$13,555	$13,555	$—	$—
Marketable Securities-restricted	$14,068	$14,068	$—	$—
Liabilities:
Warrants	$(66)	$—	$—	$(66)

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2013	2012
Balance at January 1	$295	$380
Fair value adjustment at March 31	(89)	151
Balance at March 31	206	531
Fair value adjustment at June 30	(102)	(387)
Balance at June 30	104	144
Fair value adjustment at September 30	(38)	1,968
Balance at September 30	$66	$2,112

Note 12: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 13: Recent Accounting Pronouncements

In 2013, the FASB issued Accounting Standards Updates (“ASU”) 2013-01 through 2013-11. In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for amounts reclassified out of Accumulated Other Comprehensive Income in ASU's 2011-05 and 2011-12. This ASU requires an entity to report the effect of significant reclassifications out of Accumulated Other Comprehensive Income on the respective line items in Net Income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles ("GAAP") to be reclassified in its entirety to Net Income. For other amounts that are not required under GAAP to be reclassified in their entirety to Net Income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. Public companies are required to comply with the requirements of AUS 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant impact on the financial statements.

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

Note 15: Subsequent Events

During the month of October 2013, we liquidated approximately one-half of the $14,068,000 in Marketable Securities - Restricted (see “Note 6: Marketable Securities – Restricted”) in order to pay-off in its entirety the approximately $7,051,000 of principal balance of the Margin Account Loan (see "Note 9: Margin Account Loan). As a result, the Margin Account Loan was eliminated and the remaining dollar value of the Marketable Securities - Restricted was reclassified to Unrestricted as of October 31, 2013. At September 30, 2013, we recognized $800,000 as other than temporary impairment loss for all of our fixed-income securities (bonds) that were primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as deemed by independent financial rating services and calculated by market price movements. The impact of the October 2013 sales of the Marketable Securities to pay-off the Margin Loan identified a realized loss of approximately $271,000, of which approximately $256,000 had already been recognized as other than temporary impairment loss in September 2013. Management believes that unrealized losses attributed to the Mutual Funds in 2012 and 2013 were limited to temporary impairment based on our evaluation of available evidence as of September 30, 2013 and December 31, 2012.

The Company evaluated subsequent events through the date on which these financial statements were issued, and with the exception of the above event, determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the nine months ended September30, 2013.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the possibility of obtaining regulatory approval, the potential therapeutic effect of our products, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to commercially sell current drugs or discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements of and construction at our New Brunswick, New Jersey facility. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our New Drug Application (“NDA”) for Ampligen® to treat Chronic Fatigue Syndrome (“CFS”), we note that there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale.

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

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen®. The facility enhancement project is in its final stage. We are currently in the Installation and Operation Qualification phase for Alferon® production of the enhancement project. Approximately $7,733,000 has been spent to date through September 30, 2013, as compared to $7,051,000 spent on the project through December 31, 2012, of which $7,051,000 has been financed through a Margin Account with an effective interest rate of approximately 2.50% (see "Note 9: Margin Account Loan"). While facility upgrades are being undertaken to the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take until at least the second half of 2014 before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

On February 1, 2013, we received a Complete Response Letter (“CRL”) from the FDA declining to approve our NDA for Ampligen® for CFS. Please see the discussion in "Ampligen®" below for more detail.

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

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV and Salt Lake City, UT, provide safety information regarding the use of Ampligen® in patients with CFS. As of September 30, 2013, there were thirty-two patients participating in this open label treatment protocol with twenty-two taking treatment and ten on drug holiday. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies.

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

FDA regulations provide a formal dispute resolution process to obtain review of any FDA decision, including a decision not to approve an NDA, by raising the matter with the supervisor of the FDA office that made the decision. The formal dispute resolution process exists to encourage open, prompt discussion of scientific (including, medical) disputes and procedural (including, administrative) disputes that arise during the drug development, new drug review, and post-marketing oversight processes of the FDA. Depending on the results of a planned “end-of-review” meeting, we will determine whether or not to submit a formal appeal regarding the FDA's decision under applicable FDA regulations and guidance. Please see “Risks Associated With Our Business” in Item 1A. Risk Factors below.

Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. Industry norms suggest that it will require three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the design, the final design of an acceptable Phase III clinical study design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations. We anticipate that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. Please see "Part II; Item 1A, Risk Factors: "We may require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding".

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

Commercial sales of Alferon® will not resume until new batches of API can be produced and released by the FDA. We are currently in the Installation and Operation Qualification phase for Alferon® production of the enhancement project. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take until at least the second half of 2014 before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Alferon® manufacture.

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

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. As of September 30, 2013, twelve subjects have participated in this study. As required by the study's protocol, a Data Monitoring Committee has reviewed the safety data on all twelve subjects and approved the study to proceed at the next higher dosage level.

In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA. As of September 30, 2013, fifty patients have enrolled in this ninety-eight patient Phase I-II Study of HER2 vaccination with Ampligen® as an adjuvant in optimally treated breast cancer patients. The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer. Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu. The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better. Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial.

At the 53rd annual meeting of Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) in Denver, Colorado held in September 2013, our Director, William Mitchell, MD, Ph.D., Professor Pathology, Microbiology, and Immunology, Vanderbilt University, presented the results of a study of Alferon N Injection® against wild type and oseltamivir (Tamiflu)-resistant H7N9 influenza virus. The increasing prevalence of oseltamivir-resistant Influenza A Virus, particularly against H7N9, has been widely reported and is due in large part to the fact that just a single-step mutation in this genetically unstable virus makes it resistant to oseltamivir. Dr. Mitchell discussed new experiments on the inhibition of Tamiflu®-resistant H7N9 virus by Alferon N Injection®. These experiments were conducted at Kansas State University by Professor Juergen Richt, DVM, Ph.D., a scientific adviser to Hemispherx and Director of the U.S. Department of Homeland Security Center of Excellence for Emerging and Zoonotic Animal Diseases (CEEZAD), Regents Distinguished Professor of Veterinary Medicine at Kansas State University and an Eminent Scholar of Kansas Bioscience Association (KBA) along with his staff. Dr. Mitchell described the results with Alferon®, including in-vitro experiments directed against inhibiting the Tamiflu®-resistant H7N9 highly pathogenic influenza strain. Tamiflu® (oseltamivir) and Alferon® were tested in A549 cells for antiviral activity in vitro against the wild-type (wt) human A(H7N9) isolate A/Anhui/1/2013 (wt Anhui 1) and a patient isolate (A/Shanghai/1/2013 (NA-292K; Shanghai 1-NA292K)) with resistance to oseltamivir. The wt Anhui 1 was sensitive to both Tamiflu® and Alferon®. The Shanghai 1-NA292K virus was resistant to Tamiflu® treatment but was sensitive to Alferon® when tested in A549 cells. These initial results showed that:

•
Tamiflu® and Alferon® have a significant inhibitory effect on the wild-type A(H7N9) virus. Alferon® but not Tamiflu® had a significant inhibitory effect on oseltamivir-resistant neuraminidase mutant Shanghai 1-NA292K;

•	Alferon® is similar to oseltamivir in reduction of titers from wt A(H7N9) isolates following 48 hours exposure to each drug;

•	Alferon® appears to be highly effective as an inhibitor the A(H7N9) strain which demonstrates marked resistance to oseltamivir (Tamiflu®); and

•
Tamiflu®-resistant H7N9 viruses are associated with poor clinical outcomes. The potential for pandemic spread is dependent on the acquisition of additional mutations in the viral hemagglutinin gene allowing efficient human to human spread. Based on the evidence discussed, Alferon® may prove, after additional study, to offer a new therapeutic strategy option to mitigate the health hazards associated with the potential pandemic spread of neuraminidase inhibitor-resistant human influenza viruses.

Biosecurity / Biodefense

On September 9, 2013, we announced at the Rodman and Renshaw Conference in New York City a major new initiative in the BioSecurity field involving both Alferon N Injection® and Ampligen®. Our Chief Executive Officer, Dr. William Carter, MD, highlighted the broad anti-viral effect of both agents along with the Company’s strategy to undertake major programs in the biosecurity field, specifically with respect to the potential prevention or treatment of pandemic flu virus, H7N9, MERS (Middle East Respiratory Syndrome) and alpha viruses such as VEE (Venezuelan Equine Encephalomyelitis). With all three classes of viruses, researchers have now confirmed significant bioactivity with Ampligen® or Alferon N Injection®, or both, in either in vitro and/or in vivo non-human studies. Alferon N Injection® has been found to be highly active against SARS virus (a close relative of MERS) by the Singapore Genome Institute in laboratory studies. Dr. Carter highlighted that the results of the recent Kansas State University experiments, coupled with Dr. Richt’s work on influenza virus reassortment (mixing of genetic material) and other published studies, sets the stage for evaluating the possibility that mutational changes and reassortment could be prevented in animals by the use of type I interferon (α/ß) and/or a type I interferon inducer. Moreover, previous research suggested that Alferon® may be active against a range of viruses existing in animal populations even in the low dose oral (LDO) formulation referred to as Alferon® LDO.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the nine months ended September 30, 2013, the Company contributions towards the 401(k) Plan were $146,000.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 versus three months ended September 30, 2012

Net Loss

Our net loss was approximately $5,136,000 for the three months ended September 30, 2013, a decrease in loss of approximately $1,451,000 or 22% when compared to the same period in 2012. This decrease in loss for these three months was primarily due to the following:

1)	a decrease in Production Costs of approximately $736,000 or 74%;

2)	a decrease in Research and Development costs of approximately $184,000 or 8%;

3)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of approximately $38,000 in 2013 as compared to non-cash loss of $1,968,000 for the same period in 2012, resulting in a decrease in loss of approximately $2,006,000; offset by

4)	an increase in General and Administrative expenses of approximately $411,000 or 25%;

5)	a decrease in interest and other income of approximately $264,000 from funds invested in Marketable Securities; and

6)	An estimated impairment loss of $800,000 against the public trading value of Marketable Securities deemed to be other than temporarily impaired.

Net loss per share was $(0.03) and $(0.05) for the three months ended September 30, 2013 and 2012, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2013 was 167,389,685 as compared to 137,012,240 as of September 30, 2012.

Revenues

Revenues from our Ampligen® Cost Recovery Program decreased approximately $3,000, or 8%, for the third quarter of 2013 as compared to the same time period of 2013 due to the number of patients decreasing 4% in the three months ended September 30, 2013. As of September 30, 2013, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $252,000 and $988,000, respectively, for the three months ended September 30, 2013 and 2012. This decrease of approximately $736,000 or 74% was primarily due to a write-down of Alferon® work in process inventory of approximately $733,000 in the quarter ended September 30, 2012 which did not occur in 2013's current quarter (see “Overview; General; Alferon N Injection®” above).

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2013 were approximately $2,173,000 as compared to $2,357,000 for the same period a year ago, reflecting a decrease of approximately $184,000 or 8%. The decreased R&D costs during this three month period in 2013 were primarily due to decreased efforts regarding the Ampligen® NDA and related efforts. Specifically, Ampligen® expenses decreased during the three months ended September 30, 2013 for clinical studies by approximately $109,000, research costs by approximately $254,000 and polymer production by approximately$395,000. In addition, Alferon® related costs increased approximately $359,000 for cGMP compliance testing and approximately $177,000 for environmental studies at our New Brunswick manufacturing facility.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2013 and 2012, were approximately $2,070,000 and $1,659,000, respectively, reflecting an increase of approximately $411,000 or 25%. The higher G&A expenses in 2013 are due to higher legal fees of $289,000 (see "Part II - Other Information; Item 1: Legal Proceedings" for details) and public relations: expenses of $70,000 along with other minor increases which reflect normal period inflation.

Interest and Other Income

Interest and other income for the three months ended September 30, 2013 and 2012 were approximately $89,000 and $353,000, respectively, representing a decrease of approximately $264,000 or 75%. For the three month period ending September 30, 2012, the Company had sold an aggregate of 10,699,700 shares through the new EDA with Maxim that resulted in net cash proceeds of approximately $9,268,000, as compared to no sales for the same period in 2013. The cause for the decrease in investment income in 2013 was primarily due to greater value of funds available in 2012 for investment purposes.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants resulted in non-cash adjustments to the redeemable warrants liability for the three months ended September 30, 2013 and 2012 of gain of approximately $38,000 and loss of approximately ($1,968,000), respectively, representing a non-cash, increase in gain of $2,006,000 (see “Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Impairment Loss from Marketable Securities

Our quarterly analysis of the trading value for marketable securities resulted in an observation that some of our investments had experienced a decrease in market value for a period of longer than the last six consecutive months. Accordingly, an estimated impairment loss of $800,000 was recognized in September 2013 for the sustained decrease in the respective market value.

Nine months ended September 30, 2013 versus nine months ended September 30, 2012

Net Loss

Our net loss was approximately $13,030,000 for the nine months ended September 30, 2013, an increase in loss of approximately $1,135,000 or 10% when compared to the same period in 2012. This increase in loss for these nine months was primarily due to the following:

1)	an increase in Research and Development costs of approximately $1,069,000 or 19%;

2)	an increase in General and Administrative expenses of approximately $693,000 or 13%;

3)
sale in January 2013 of New Jersey state net operating loss carry-forwards (for the year 2011) for approximately $686,000 as compared to approximately $1,328,000 received in January 2012 (for the years 2009 and 2010), representing a decrease in cash gain of approximately $642,000 or 48%;

4)	a decrease in interest and other income of approximately $249,000 from funds invested in Marketable Securities; and

5)	an estimated impairment loss of $800,000 from Marketable Securities deemed to be other than temporarily impaired; offset by

6)	a decrease in Production Costs of approximately $398,000 or 27%; and

7)
the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of approximately $229,000 in 2013 as compared to non-cash loss of ($1,732,000) for the same period in 2012, resulting in an increase in gain of approximately $1,961,000.

Net loss per share was $(0.08) and $(0.09) for the nine months ended September 30, 2013 and 2012, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2013 was 167,135,111, as compared to 136,260,727 as of September 30, 2012.

Revenues

Revenues from our Ampligen® Cost Recovery Program decreased approximately $46,000, or 29%, for the first nine months of 2013 as compared to the same time period of 2012 due to the number of patients decreasing 26% during the nine months ended September 30, 2013. As of September 30, 2013, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $1,078,000 and $1,476,000, respectively, for the nine months ended September 30, 2013 and 2012. This decrease of approximately $398,000 or 27% was primarily due to the write-down of Alferon® work in process inventory of approximately $733,000 in 2012 versus $458,000 in 2013 (see “Overview; General; Alferon N Injection®” above) plus lower cost for the testing of finished goods inventory of approximately $123,000, which is being used for research purposes.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the nine months ended September 30, 2013 were approximately $6,827,000 as compared to approximately $5,758,000 for the same period a year ago, reflecting an increase of approximately $1,069,000 or 19%. The increased R&D costs during this nine month period in 2013 were due to our efforts regarding the Ampligen® NDA and related activities. Specifically, Ampligen® expenses increased during the nine months ended September 30, 2013 for clinical studies by approximately $316,000 and polymer production costs of approximately $458,000 offset by lower research costs by $109,000. In addition, Alferon® related costs increased approximately $483,000 related to cGMP compliance testing at our New Brunswick manufacturing facility.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2013 and 2012, were approximately $5,964,000 and $5,271,000, respectively, reflecting an increase of $693,000 or 13%. The higher G&A expenses in 2013 are due to an increase in legal fees of approximately $543,000 and public relations expenses of approximately $238,000 along with other minor increases which reflect normal period inflation.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2013 and 2012 were approximately $624,000 and $873,000, respectively, representing a decrease of $249,000 or 29%. For the nine month period ending September 30, 2012, the Company had sold an aggregate of 10,699,700 shares through the new EDA with Maxim that resulted in net cash proceeds of approximately $9,268,000, as compared to no sales for the same period in 2013 pursuant to the ATM. The cause for the decrease in investment income in 2013 was primarily due to greater value of funds available in 2012 for investment purposes during the third fiscal quarter of the respective years.

Redeemable Warrants

The quarterly fiscal revaluation of redeemable warrants resulted in non-cash adjustments to the redeemable warrants liability for the nine months ended September 30, 2013 and 2012 of gains of approximately $229,000 and loss of approximately ($1,732,000), respectively, representing a non-cash, increase in gain of $1,961,000 (see “Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Sale of New Jersey Tax Net Operating Loss

In January 2013, the Company effectively sold of $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000 as compared to January 2012 sale of approximately $16,000,000 of our $25,000,000 of New Jersey state net operating loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000, representing a decrease in cash gain of $642,000 or 48% (see “Note 14: Funds Received From Sale of Income Tax Net Operating Losses”) for the nine months ended September 30, 2013 as compared to the same period in 2012.

Impairment Loss from Marketable Securities

Our quarterly analysis of the trading value for marketable securities for the period ended September 30, 2013 resulted in an observation that some of our investments had experienced a decrease in market value for a period of longer than the last six consecutive months. Accordingly, an estimated impairment loss of $800,000 was recognized in September 2013 for the sustained decrease in the respective market value.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2013 was approximately $13,646,000 compared to approximately $8,181,000 for the same period in 2012, an increase of $5,465,000 or 67%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the nine months ended September 30, 2013 increased by approximately $6,107,000 or 89% over the comparable period in 2012. The primary reasons for this increase in 2013 were the January 2013 payout of 2012 employee and strategic consultant bonuses for approximately $2,196,000 and approximately $1,026,000 for payments of accounts payable and approximately $1,762,000 of 2013 accounts payable for increased research and development, and general and administrative expenses.

As of September 30, 2013, we had approximately $29,221,000 in cash, cash equivalents and marketable securities (restricted and unrestricted) inclusive of approximately $14,068,000 in Marketable Securities collateralizing certain debts, or a decrease of approximately $14,732,000 from December 31, 2012. However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

In October 2013, we liquidated approximately one-half of the $14,068,000 in Marketable Securities - Restricted (see “Note 6: Marketable Securities – Restricted”) in order to pay-off in its entirety the approximately $7,051,000 of principal balance of the Margin Account Loan (see "Note 9: Margin Account Loan). As a result, the Margin Account Loan was eliminated and the remaining dollar value of the Marketable Securities - Restricted was reclassified as Unrestricted as of October 31, 2013. Unrealized

losses from fixed-income securities (bonds) are primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as deemed by independent financial rating services.

In its February 1, 2013 CRL, the FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Please see “Part II; Item 1A. Risk Factors; “We may require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding”. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. We anticipate that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the study plan, the final design of an acceptable Phase III clinical study protocol, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations which may require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding”.

On July 23, 2012, we entered into a new EDA with Maxim (the New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the New EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to our Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, we filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New ATM. On October 5, 2012, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares. As of September 30, 2012, we had sold an aggregate of 10,699,700 shares that resulted in net cash proceeds of approximately $9,268,000 and commissions paid to Maxim of approximately $393,000. As of December 31, 2012, we had sold an aggregate of approximately 29,500,000 shares of the New EDA that resulted in net cash proceeds of approximately $23,003,000 after direct expenses along with commissions paid to Maxim for approximately $820,000 (see “Note 10: Stockholders' Equity”). However, for the nine months ended September 30, 2013, we did not sell any shares pursuant to the ATM. The impact of 2012's fund raising effort through the New ATM, which did not occur in 2013, is reflected in the "Consolidated Statements of Cash Flow" Statement comparing the various financing activities for the nine months ended September 30, 2013 to the same period in 2012.

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $29,221,000 in cash, cash equivalents and marketable securities (restricted and non-restricted inclusive of $14,068,000 in Marketable Securities collateralizing certain debts) at September 30, 2013 as compared to $43,953,000 at December 31, 2012 (inclusive of $14,500,000 in Marketable Securities collateralizing certain debts).

During October 2013, we liquidated approximately one-half of the $14,068,000 in Marketable Securities - Restricted (see “Note 6: Marketable Securities – Restricted”) in order to pay-off in its entirety the approximately $7,051,000 of principal balance of the Margin Account Loan (see "Note 9: Margin Account Loan). Please see Part I; Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources".

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of September 30, 2013, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2013, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. Under the PSLRA, discovery is stayed pending the Court's decision on Defendants' motion to dismiss.

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

On June 18, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. This Order requires that the SLC issue its report and recommendation on or before December 20, 2013; and if the SLC seeks to dismiss or settle the claims asserted in the action, it must file an opening brief in support thereof on or before January 20, 2014. The plaintiffs will have until February 3, 2014 to accept, respond or otherwise take action with respect to the SLC’s report and recommendation.

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

After remand to the United States District Court, Northern District of Georgia, a Scheduling Order proposed by the parties was entered by the Court on October 17, 2012. The Company deposed representatives of two more of the investors to preserve their testimony for trial. Neither witness testified that MidSouth's activity significantly influenced the decision to invest. The parties have submitted a proposed pretrial Order. The Company has also filed a Motion to Reopen Discovery for a limited purpose, a Motion in Limine to exclude five categories of evidence and a Request for a Special Setting. The Court held a Pretrial Conference on October 3, 2013. The Court denied the Motion to Reopen Discovery, stated that the case will be number one on a published calendar for trial after the first of the year, and took all other matters under advisement. The Company will vigorously defend the remaining claims. No specific date has been set for trial.

As of November 1, 2013, no informed judgment can be made as to the likely outcome and Counsel is unable to provide a precise estimate of the merits or probability of success of the MidSouth claims. The maximum amount sought by MidSouth is $4,800,000, but Counsel believes the realistic exposure is substantially less than that.

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

As of November 1, 2013, no informed judgment can be made as to the likely outcome and Counsel is unable to provide an estimate of the merits or probability of success of the Cato claims or a range of potential recovery or loss.

(i)	Summation.

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the nine months ended September 30, 2013 or year ended December 31, 2012. Also with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains insurance coverage which is expected to respond to certain claims and expenses.

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

On February 1, 2013, we received a CRL from the FDA declining to approve our Ampligen® NDA for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. For more detailed information about the current status of our Ampligen® NDA please see “Our Products; Ampligen®” in Part 1, Item 1. Business above.

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

We began operations in 1966 and last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of September 30, 2013, our accumulated deficit was approximately $(257,124,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2013, we had approximately $29,221,000 in cash, cash equivalents and marketable securities (inclusive of approximately $14,068,000 in Marketable Securities collateralizing approximately $7,051,000 of principal balance of the Margin Account Loan). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen® along with the manufacturing, marketing and distribution of our products, including Alferon N Injection®. We may also need additional capital to eventually commercialize and sell Ampligen® or Alferon® LDO and/or recommence and increase sales of Alferon N Injection® or our other products. We anticipate considering multiple options in an attempt to secure funding, including but not limited to such methods as the sales of additional equity, licensing agreements, partnering with other organizations, debt financing or other sources of capital.

In this regard, on July 23, 2012, we entered into a New Equity Distribution Agreement with Maxim (the “New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of Common Stock from time to time through Maxim, as sales agent (See Part I; Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources” above). We cannot assure how much funding will be obtained from the New EDA or whether it will be sufficient in conjunction with current financial resources to permit us to take all actions needed to obtain FDA approval for Ampligen® and manufacturing, commercialization, marketing and distribution of our products.

Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, approximately 65,362,000 shares are authorized but unissued and unreserved at September 30, 2013 with an additional 75,000,000 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.

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

While our facility is FDA approved under the BLA by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's upgrades for Alferon®. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex. Please see “There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production” below for more information.

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

One of our Alferon® composition patents (#5,676,942) expired in April 2013. This patent related to the manufacturing process for Alferon® API, a complex mixture of natural interferon species that is manufactured from human leukocytes obtained from human blood donors. In addition, while it is the current standard by the FDA to treat biological drug products like interferon as “Well Characterized” biologics, a process for which chemical entities can have their identity, purity, impurities, potency, and quality controlled by chemical testing, Alferon®, as a natural interferon, does not lend itself well to such testing. Moreover, FDA continues to require that each lot or Alferon we produce be tested and released by the FDA before it can distributed for commercial sales. Because of the complexity of the Alferon manufacturing process and these additional regulatory requirements, we believe that potential manufacturers of generic, or so-called “bio-similar,” drug products are focused on developing recombinant interferon products, rather than natural interferon products. For these reasons we believe, but cannot assure, that the expiration of this Alferon® composition patent in April 2013 should have no or little impact on the Company. Alferon® composition patent #5,676,942, relates to a methodology by which we no longer produce the product. However, in the event that a potential manufacturer does produce an interferon ingredient similar to Alferon® API, and generates sufficient data to demonstrate the effectiveness of its product for one or more clinical uses, that manufacturer could obtain an approval to sell its product and to compete with and/or supplant Alferon N Injection® in the market for natural alpha interferon products. The requirements for FDA approval of so-called “biosimilar” biological products are still evolving, with few such products having been approved for any use, and the likely requirements that may apply to a new alpha interferon product cannot be predicted at this time.

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

A number of essential raw materials are used in the production of Ampligen® as well as packaging materials utilized in the fill and finish process. We do not have, but continue to work towards having long-term agreements for the supply of such materials, when possible. There can be no assurance we can enter into long-term supply agreements covering essential materials on commercially reasonable terms, if at all.

There are a limited number of suppliers in the United States available to provide the raw and packaging materials for use in manufacturing Ampligen®. At present, we do not have any agreements with third parties for the supply of any of these materials. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. For more information on Ampligen®, please see the “Ampligen®” in Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; General".

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

We are currently in the Installation and Operation Qualification phase for Alferon® production of the enhancement project. The production of new Alferon® API inventory will not commence until the validation phase is completed. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take until at least the second half of 2014 before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. For more information, please see ITEM 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Overview; General; Alferon N Injection®” above. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

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

In furtherance of the capital improvement program at our New Brunswick, NJ facility to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API, the validation phase of the Alferon® manufacturing project is currently underway as we undertake the Installation and Operation Qualification phase of the enhancement project. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take until at least the second half of 2014 before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all. The failure to obtain FDA approval of any of our manufacturing process would most likely have a materially adverse impact upon us.

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

Alferon N Injection®. Our competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Alferon N Injection® currently competes with Merck's injectable recombinant alpha interferon product (INTRON® A) for the treatment of genital warts. In addition, other pharmaceutical firms offer self-administered topical cream, for the treatment of external genital and perianal warts such as Graceway Pharmaceuticals (Aldara®), Watson Pharma (Condylox®) and MediGene (Veregen®). Alferon N Injection® also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of Alferon N Injection®. If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. There can be no assurance that, if we are able to obtain regulatory approval of Alferon N Injection® for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than Alferon N Injection®. Currently, our wholesale price on a per unit basis of Alferon N Injection® is higher than that of the competitive recombinant alpha and beta interferon products. Please see “We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents" above for additional information.

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

The FDA in its February 1, 2013 CRL, set forth the reasons for not approving Ampligen® at this time and provided recommendations to address certain of the outstanding issues. The Agency stated that the submitted data do not provide substantial evidence of efficacy of Ampligen® for the treatment of CFS and that the data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data.

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

Our common stock is listed for quotation on the NYSE MKT. For the nine month period ended September 30, 2013, the trading price of our common stock has ranged from $0.18 to $0.36 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

In May 2009, we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a Universal Shelf Registration Statement. 4,895,000 of these warrants have been exercised as of both September 30, 2013 and December 31, 2012. Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants. To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the New EDA with Maxim. Through September 30, 2013, we had sold an aggregate of approximately 29,500,000 shares under the New EDA.

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

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of substantial amounts of our common stock in the public market, including additional sale of securities pursuant to the New EDA with Maxim or otherwise under the universal shelf registration statement or upon exercise of outstanding options, could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our Management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At September 30, 2013, for Dr. Carter, our Chief Executive Officer and President, who already beneficially owns approximately 5.58% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the nine months ended September 30, 2013.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

The Company entered into a new agreement with The Sage Group, with substantially the same terms as the prior agreement, retroactive to June 15, 2013, the expiration date of the prior agreement.

ITEM 6: Exhibits

(a)Exhibits

10.1	The Sage Group Advisors Agreement, effective October 22, 2013.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101
The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets ; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer & President

/s/ Charles T. Bernhardt
Charles T. Bernhardt, CPA
Chief Financial Officer

Date: November 8, 2013