Form 10-K
period 2013-12-31
HEMISPHERX BIOPHARMA INC
filed 2014-03-14
CIK 946644

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): ☐Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☒Smaller Reporting Company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates at June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $36,034,329.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2014 was 179,340,426.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”), including statements under “Item 1-Business,” “Item 1A-Risk Factors” and “Item 3-Legal Proceedings” in PART I and “Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations” in PART II, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance or our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements and construction at of our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the FDA declining to approve our Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment ("CFS") stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our New Drug Application (“NDA”) for Ampligen® to treat Chronic Fatigue Syndrome (“CFS”), we note that there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale. While facility upgrades are being undertaken for the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced product. Once we begin commercial scale production of Alferon® Active Pharmaceutical Product (“API”), we will need the FDA to reaffirm our BLA status via a pre-approval inspection and also gain their approval to allow commercial sales to resume once we have submitted satisfactory stability and quality release data. We anticipate that it will take approximately eighteen months before we have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. Business
GENERAL

Hemispherx Biopharma, Inc. and its subsidiaries (collectively, “Hemispherx”, “Company”, “we or “us”) are a specialty pharmaceutical company headquartered in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. We were founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases. We have three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. Our foreign subsidiary is Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998, which has minimal activity. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen® and are in the final stages of our facility enhancement project which includes the Installation and Operation Qualification phase for Alferon® production. Approximately $7,046,000 has been spent on the project through December 31, 2013, which was financed through a Margin Account with an effective interest rate of approximately 2.50%. The Margin Account was paid off utilizing approximately one half of our marketable securities in October 2013. While facility upgrades are being undertaken for the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced product. Once we begin commercial scale production of Alferon® Active Pharmaceutical Product (“API”), we will need the FDA to reaffirm our BLA status via a pre-approval inspection and also gain their approval to allow commercial sales to resume once we have submitted satisfactory stability and quality release data. We anticipate that it will take approximately eighteen months before we have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

On February 1, 2013, we received a Complete Response Letter (“CRL”) from the FDA declining to approve our NDA for Ampligen® for Chronic Fatigue Syndrome ("CFS"). Please see the discussion in "Our Products - Ampligen®" below for more detail.
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

OUR PRODUCTS
Our primary pharmaceutical product platform consists of our experimental compound, Ampligen®, our FDA approved natural interferon product, Alferon N Injection®, and our experimental liquid natural interferon for oral administration, Alferon® LDO (Low Dose Oral).
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

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV and Salt Lake City, UT, provide safety information regarding the use of Ampligen® in patients with CFS. As of December 31, 2013, there were thirty-one patients participating in this open label treatment protocol with twenty taking treatment and eleven on drug holiday. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies.

On February 1, 2013, we received a CRL from the FDA declining to approve our New Drug Application (“NDA” for Ampligen® for CFS. In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. The additional clinical study should address, among other things, Ampligen®'s efficacy in treating CFS patients, be of sufficient size and duration to assess the safety of Ampligen® and be sufficient to determine appropriate dosing. The FDA set forth the reasons for this action and provided recommendations to address certain of the outstanding issues. The FDA stated that the submitted data do not provide substantial evidence of efficacy of Ampligen® for the treatment of CFS and that the data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data. In addition to the safety and effectiveness issues recommended to be addressed in at least one additional clinical trial, the CRL states that Hemispherx should conduct complete rodent carcinogenicity studies in two species prior to approval and also conduct additional animal toxicology studies providing more comprehensive evaluation of Ampligen® fragments and degradation products. The CRL also requests evaluation of variation between lots of Ampligen® tested in the development process and recommends tighter control of the Ampligen® manufacturing process.

In response to the CRL, we continue to plan to avail ourselves of the opportunity for an “end-of-review” meeting with representatives of the Office of Drug Evaluation II which issued the CRL, in order to clarify and seek to narrow the outstanding issues regarding the further development of Ampligen® for the treatment of CFS.

FDA regulations provide a formal dispute resolution process to obtain review of any FDA decision, including a decision not to approve an NDA, by raising the matter with the supervisor of the FDA office that made the decision. The formal dispute resolution process exists to encourage open, prompt discussion of scientific (including, medical) disputes and procedural (including, administrative) disputes that arise during the drug development, new drug review, and post-marketing oversight processes of the FDA. Depending on the outcome of a number of initiatives in the CFS community, including the FDA’s Patient Focused Drug Development Initiatives, forthcoming drug guidance and other scientific initiatives by the Institute of Medicine, Center for Disease Control and National Institute of Health, we will continue to examine the opportunity for an “end-of-review” meeting. Depending on the results of these initiatives, we may request an "end-of-review" conference with the FDA as a precursor to a possible submission of a formal appeal to the Office of New Drugs within the FDA's Center for Drug Evaluation and Research regarding the FDA's decision. Please see “Risks Associated With Our Business” in Item 1A. Risk Factors below.

Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. Industry norms suggest that it will require three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the design, the final design of an acceptable Phase III clinical study design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations. We anticipate that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. Please see "Part I; Item 1A, Risk Factors: "We may require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding".
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

In January 2012, the ANMAT approved the sale and distribution of Alferon N Injection® (under the brand name “Naturaferon”) in Argentina. In June 2010, Hemispherx agreed to provide GP Pharm an option to market Alferon N Injection®, its FDA-approved natural interferon, in Argentina and other Latin American countries. The receipt of the ANMAT approval for HPV is the first step of a regulatory process towards the commercial sales of Naturaferon. On September 20, 2012, we filed with ANMAT an amended NDA for the use of Alferon N Injection® in patients with chronic hepatitis C who have become refractory to recombinant interferon as a result of the appearance of neutralizing antibodies against recombinant interferon. On February 6, 2013, we received the ANMAT approval for the treatment of refractory Hepatitis C with Naturaferon in Argentina.
Alferon® LDO (Low Dose Oral)

Alferon® LDO [Low Dose Oral Interferon Alfa-n3 (Human Leukocyte Derived)] is an experimental low-dose, oral liquid formulation of Natural Alpha Interferon and like Alferon N Injection®, should not cause antibody formation, which is a problem with recombinant interferon. It is an experimental immunotherapeutic believed to work by stimulating an immune cascade response in the cells of the mouth and throat, enabling it to bolster systemic immune response through the entire body by absorption through the oral mucosa. Oral interferon could be economically feasible for patients and logistically manageable globally for development programs for prevention and, or treatment of pandemic influenza, seasonal influenza and other emerging viruses. Oral administration of Alferon® LDO, with its anticipated affordability, low toxicity, no production of antibodies, and broad range of potential bioactivity, could be a breakthrough treatment or prevention for viral diseases.
Hemispherx currently has an FDA authorized protocol to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects. Our Phase II study has continued to be delayed as we have redirected many of our resources to complete the upgrades in the New Brunswick facility.

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

	(dollars in thousands) Year Ended December 31, 2013
Costs and Expenses
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total
Production/cost of goods sold	$—	$1,234	$—	$—	$1,234
Research and development	4,962	—	3,173	225	8,360
General and administrative	3,994	993	2,554	182	7,723

Total	$8,956	$2,227	$5,727	$407	$17,317

	(dollars in thousands) Year Ended December 31, 2012
Costs and Expenses
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total
Production/cost of goods sold	$—	$1,989	$—	$—	$1,989
Research and development	6,775	—	2,245	488	9,508
General and administrative	5,337	1,567	1,768	384	9,056

Total	$12,112	$3,556	$4,013	$872	$20,553

	(dollars in thousands) Year Ended December 31, 2011
Costs and Expenses
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total
Production/cost of goods sold	$—	$1,043	$—	$—	$1,043
Research and development	2,310	—	4,080	332	6,722
General and administrative	1,990	899	3,516	286	6,691

Total	$4,300	$1,942	$7,596	$618	$14,456

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS
As of December 31, 2013, we had 25 patents worldwide with 50 additional pending patent applications comprising our intellectual property. Please see “Note 7: Patents, Trademark Rights and Other Intangibles (FASB ASC 350 General Intangibles Other than Goodwill)” under Notes To Consolidated Financial Statements for more information on these patents.
We continually review our patents’ rights to determine whether they have continuing value. Such review includes an analysis of the patent’s ultimate revenue and profitability potential. In addition, Management’s review addresses whether each patent continues to fit into our strategic business plans for Ampligen®, Alferon N Injection® and Alferon® LDO. One U.S. patent relating to our Alferon® product expired on April 2, 2013 (#5,503,828) (see discussion below on patent #5,503,828), while two other Alferon® patents expire on October 14, 2014 (#5,676,942) and December 22, 2017 (#5,989,441). In 2013, we were granted four new patents, one in Singapore for the use of Ampligen to initiate innate immunity and to treat or prevent viral infections and tumors, and three for the use of Alferon LDO to treat bacterial or protozoan infections in Australia, New Zealand and Singapore. In 2012, we were granted two new patents, one in Australia and the other in New Zealand, both for the use of Ampligen to initiate innate immunity and to treat or prevent viral infections and tumors. In December 2011, we were granted two new United States Patents for the use of Alferon® LDO for the treatment in a number of different human diseases.
Alferon® composition patent #5,503,828, which expired in April 2013, relates to the manufacturing process for Alferon® Active Pharmaceutical Ingredient (“API”), a complex mixture of natural interferon species that is manufactured from human leukocytes obtained from human blood donors. In addition, while it is the current standard by the FDA to treat biological drug products like interferon as “Well Characterized” biologics, a process for which chemical entities can have their identity, purity, impurities, potency, and quality controlled by chemical testing, Alferon®, as a natural interferon, does not lend itself well to such testing. Moreover, FDA continues to require that each lot or Alferon we produce be tested and released by the FDA before it can be distributed for commercial sales. Because of the complexity of the Alferon manufacturing process and these additional regulatory requirements, we believe that potential manufacturers of generic, or so-called “bio-similar,” drug products are focused on developing recombinant interferon products, rather than natural interferon products. For these reasons, we believe the expiration of this Alferon® composition patent in April 2013 should have no or little impact on the Company. Additionally at the completion of the facility enhancement and receipt of the FDA certification for the revised Alferon® manufacturing process and techniques in New Brunswick, NJ, it is our intention to file for additional patent protection.
Alferon® patent #5,676,942 relates to a manufacturing methodology which is no longer in use.
With respect to Ampligen®, the main U.S. CFS treatment patent (#6,130,206) expires October 10, 2017. Our main patents covering HIV treatment (#4,820,696, #5,063,209, and #5,091,374) expired on April 11, 2006, November 5, 2008, and February 25, 2009, respectively. Our U.S. Ampligen® Trademark (#73/617,687) has been renewed through December 6, 2018. New therapeutic use patent applications are pending including new patent applications for composition of alternative matter.
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
In May 2011, a new United States Patent was granted for the use of Ampligen® as a vaccine adjuvant for use with seasonal influenza vaccine to induce an enhanced immune response against H5N1 avian influenza.
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
The following table summarizes our research and development costs for the years 2013, 2012 and 2011 by project (in thousands):

	2013	2012	2011
Ampligen® New Drug Application for the treatment of Chronic Fatigue Syndrome	$4,962	$6,775	$2,310
Alferon® LDO for influenza	3,173	2,245	4,080
Alferon N Injection® for influenza	0	0	0
Other projects	225	488	332
Total research and development	$8,360	$9,508	$6,722
Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “OUR PRODUCTS”, we cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. As of December 31, 2013, we had approximately $18,194,000 in Cash, Cash Equivalents and Marketable Securities, (inclusive of approximately $17,391,000 in Marketable Securities). Please see ITEM 1A. Risk Factors; “We may require additional financing which may not be available” below.
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

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. On December 9, 2013, we announced that enrollment in this study was being expanded based on an analysis of safety results to date conducted by both the FDA and a Data Monitoring Committee, the latter group comprised of a team of independent clinical, basic research, and statistical professionals. Enrollment of additional subjects is planned to start in the first quarter of 2014.

In April 2010, we began the process to undertake a clinical placebo-controlled study with Max Neeman International, a leading and large clinical research organization in India. This collaborative clinical research effort is intended to utilize Alferon N Injection® for treatment of seriously ill patients hospitalized with either seasonal influenza or pandemic influenza. The Indian site selection process was initiated and we obtained approval to begin the study from the Indian Drugs Controller General on July 13, 2010. As of June 2012, we had ten operational Clinical Investigative Sites. Thirty patients, of the planned total of sixty, have completed the study. Our study has progressed at a rate slower than originally projected due to difficulties encountered in the process of screening for subjects with influenza, rather than other illnesses with symptoms similar to influenza, along with India experiencing an unusually mild flu season during the enrollment period. Due to the unexpectedly slow enrollment rate for this study, on June 20, 2012, we notified Max Neeman International that this study was suspended, pending an interim analysis of results to date on the thirty completed patients of the planned sixty patient study. Our interim analysis of results had been delayed as we redirected many of our resources to the Ampligen® NDA submission. Due to the inability to confirm influenza infection through lab testing in a significant number of patients, we have elected to discontinue this study.

In June 2011, we entered into a Material Transfer and Research Agreement with the University of Pennsylvania’s School of Medicine to provide Ampligen® for testing as a vaccine adjuvant in a human clinical study in ovarian cancer. This study is a Phase I/II randomized clinical trial for subjects with recurring ovarian, fallopian tube or primary peritoneal cancer to determine the feasibility and safety as well as immunogenicity of a vaccine comprised of autologous oxidized tumor cell lysate (“OC-L”) administered by intradermal/subcutaneous injection in combination with intravenous Ampligen®. The OC-L vaccine is an experimental cancer immunotherapy under development by the University of Pennsylvania. This study represents the first use of Ampligen® as a cancer vaccine adjuvant in a randomized clinical study with and without Ampligen®. As of December 31, 2013, three patients have participated in this study. Further treatment of the existing three patients, as well as new enrollment into this study, are currently suspended pending additional data analyses and non-clinical experimentation by the University of Pennsylvania’s School of Medicine in an attempt to modify the immune response elicited by the vaccine adjuvant combination. The treatment has been generally well-tolerated with no tumor regression seen in the first three patients. It is unlikely we will continue to pursue this study as the principal investigator has left the University of Pennsylvania.

In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA. As of December 31, 2013, 50 patients have enrolled in this ninety-eight patient Phase I-II Study of HER2 vaccination with Ampligen® as an adjuvant in optimally treated breast cancer patients. Data from these patients is currently being evaluated. The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer. Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu. The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better. Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial.

On January 7, 2014, we announced publication of an article entitled “Emergence of a novel drug resistant H7N9 influenza virus: Evidence based clinical potential of a natural IFN-αalpha for infection control and treatment” in Expert Review of Anti-infective Therapy early online edition pages 1-5, 2014. H7N9 is a recently identified virus associated with high mortality in humans with the potential to emerge as an agent for a global pandemic. New cases of H7N9 have been very recently reported in China, Hong Kong and Taiwan. In vitro tests reported in the new article demonstrated that both oseltamivir (Tamiflu®) and Alferon N have significant inhibitory effect on a neuraminidase inhibitor sensitive H7N9 influenza virus. In contrast, Alferon N, but not Tamiflu®, had an inhibitory effect on the neuraminidase resistant Shanghai/1/H7N9 virus. The research was conducted under the supervision of Juergen Richt, DVM, PhD, Director of the U.S. Department of Homeland Security Center of Excellence for Emerging and Zoonotic Animal Diseases (CEEZAD), The Regents Distinguished Professor at Kansas State University, and an Eminent Scholar of Kansas Bioscience Association (KBA). Professor Richt is recognized as an expert on zoonotic agents and has published extensively on the monitoring of the mutations and the basic events leading to cross-species transmission and the opportunities to adapt to human hosts, with the potential to cause a pandemic. According to the peer reviewed article “The novel avian H7N9 influenza virus has caused more than 130 human infections with 43 deaths (as of September, 2013) in China. Because of the lack of existing immunity against H7 subtype influenza viruses in the human population and the absence of a licensed commercial vaccine, antiviral drugs are critical tools for the treatment of infection with this novel H7N9. Both M2-ion channel blockers and neuraminidase inhibitors are used as antiviral drugs for influenza infections of humans. The emerging H7N9 viruses are resistant to the M2-ion channel blockers because of a S31N mutation in the M2 protein; additionally, some H7N9 isolates have gained neuraminidase R292K substitution resulting in broad resistance to neuraminidase inhibitors. In this study we report that Alferon N can inhibit wild type and 292K H7N9 virus replication in vitro.

On December 2, 2013, we announced that we are supporting the University of Pittsburgh’s National Institutes of Health funded study (grant 1PO1CA132714) currently underway as part of the University’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of professor of surgery Pawel Kalinski, M.D., Ph.D. and involves the Chemokine Modulatory regimen developed by Dr. Kalinski’s group, has successfully completed the lowest tier of dose escalation in patients with resectable colorectal cancer under the clinical leadership of Dr. Amer Zureikat, an assistant professor of surgery.

Biosecurity / Biodefense

On September 9, 2013, we announced at the Rodman and Renshaw Conference in New York City a major new initiative in the BioSecurity field involving both Alferon N Injection® and Ampligen®. Our Chief Executive Officer, Dr. William Carter, MD, highlighted the broad anti-viral effect of both agents along with the Company’s strategy to undertake major programs in the biosecurity field, specifically with respect to the potential prevention or treatment of pandemic flu virus, H7N9, MERS (Middle East Respiratory Syndrome) and alpha viruses such as VEE (Venezuelan Equine Encephalomyelitis). With all three classes of viruses, researchers have now confirmed significant bioactivity with Ampligen® or Alferon N Injection®, or both, in either in vitro and/or in vivo non-human studies. Alferon N Injection® has been found to be highly active against SARS virus (a close relative of MERS) by the Singapore Genome Institute in laboratory studies. Dr. Carter highlighted that the results of the recent Kansas State University experiments, coupled with Dr. Richt’s work on influenza virus reassortment (mixing of genetic material) and other published studies, sets the stage for evaluating the possibility that mutational changes and reassortment could be prevented in animals by the use of type I interferon (á/ß) and/or a type I interferon inducer. Moreover, previous research suggested that Alferon® may be active against a range of viruses existing in animal populations even in the low dose oral (LDO) formulation referred to as Alferon® LDO.
MANUFACTURING

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen® and are in the final stages of our facility enhancement project which includes the Installation and Operation Qualification phase for Alferon® production. Approximately $7,046,000 has been spent on the project through December 31, 2013, which was financed through a Margin Account with an effective interest rate of approximately 2.50%. The Margin Account was paid off utilizing approximately one half of our marketable securities in October 2013. While facility upgrades are being undertaken for the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced product. Once we begin commercial scale production of Alferon® Active Pharmaceutical Product (“API”), we will need the FDA to reaffirm our BLA status via a pre-approval inspection and also gain their approval to allow commercial sales to resume once we have submitted satisfactory stability and quality release data. We anticipate that it will take approximately eighteen months before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.
An element of the June 8, 2012 meeting with the FDA was the requirement that our New Brunswick manufacturing facility would be ready for the FDA to undertake a cGMP pre-approval inspection related to Ampligen® at the time of submission of our complete response submission. The FDA did not complete the inspection before the February 1, 2013 CRL and, as a result of the CRL, we do not anticipate a pre-approval inspection at this time. We cannot provide any guarantee that the facility will pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are each conducted in separately dedicated areas within the overall New Brunswick manufacturing complex (see “Risks Associated With Our Business” in Item 1A. Risk Factors below for more information).
We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. Accordingly in September 2011 and similar to our prior agreements, we executed an amendment to the Supply Agreement that extended through March 11, 2014 with Jubilant Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”). We are working towards a long-term amendment to the existing Supply Agreement which may contain additional fees as part of entering into the extension. Pursuant to this agreement, Hollister-Stier will formulate, fill, finish and package (“fill and finish”) Ampligen® from the key raw materials that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products.
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

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® Active Pharmaceutical Ingredient (“API”), which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that it could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots were not submitted to the FDA and their remaining dollar value was written-off in the quarter ended June 30, 2013.

The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced product. Once we begin commercial scale production of Alferon® Active Pharmaceutical Product (“API”), we will need the FDA to reaffirm our BLA status via a pre-approval inspection and also gain their approval to allow commercial sales to resume once we have submitted satisfactory stability and quality release data. We anticipate that it will take approximately eighteen months before we will have newly produced Alferon® API ready for submission to the FDA for review and approval.
While at December 31, 2012, the Work-In-Process Inventory had no manufacturing steps to be undertaken at our New Brunswick, NJ facility, it will not be classified as Finished Goods unless and until the FDA confirms that the product can be commercially sold. We are unable to provide any assurances that the FDA will approve the finish product lots produced by Althea. In the absence of FDA approvals for commercial sale of product manufactured from existing Work-In-Process inventory, commercial sales of Alferon® will not resume until new batches of Alferon® API can be produced and formulated in order that finished product can be filled, finished, packaged and released by the FDA for commercial sale (see “Risks Associated With Our Business” in Item 1A. Risk Factors below for more information).
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

In October 2013, we entered into an Adviser’s Agreement for twenty-four months with The Sage Group, Inc. ("Sage"), effective June 15, 2013, which replaced a similar agreement that expired in June 2013. Pursuant to this agreement, Sage is to assist us to identify, qualify, negotiate and close one or more licensing, partnering, alliance or similar transactions pertaining to our products and technology including, but not limited to, any and all uses of Ampligen®, Alferon® and related intellectual property as well as acquisition of companies in whole or in part and the sale or the merger of our Company (“Transactions”). In consideration for services performed or attributed to Sage resulting in Transactions, Sage is entitled to a monthly “Adviser’s Fee” of $20,000, reimbursement of pre-approved expense, a one-time distribution of 250,000 Options that vest proportionately over 12 months with an exercise price of 110% of the closing price of our Stock on the NYSE MKT at the close of the day preceding the execution date of the agreement. The Agreement also allows us at our sole discretion to award a bonus for extraordinary performance or special projects not to exceed $250,000 per year, and provides for a “Success Fee” of five percent (5%) of all consideration that is capped at $5,000,000 per annum for Transactions introduced to us by Sage. A Transaction can occur during the term of the agreement or 18 months thereafter. This Agreement may be terminated by us for cause after we deliver written notice to Sage of a failure to perform and such failure is not cured within 15 days.
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
On September 6, 2011 we executed an amended agreement with Armada Healthcare, LLC (“Armada”), effective August 15, 2011 through August 14, 2012, to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. On August 14, 2012, the agreement with Armada was extended for one year under the same terms and conditions. Armada will also provide us with start-up and ongoing sales and marketing support.  On July 23, 2013, the agreement with Armada was again extended for a one year period through August 14, 2014 under the same terms and conditions.
Also on September 6, 2011, we executed a new agreement with licensed specialty distributor, BioRidge Pharma, LLC ("BioRidge") to warehouse, ship and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. The term of this Agreement shall begin on the Effective Date and shall expire one (1) year thereafter unless earlier terminated in accordance with this Agreement. On August 14, 2012, the agreement with BioRidge was extended for one year under the same terms and conditions. On July 23, 2013, the agreement with BioRidge was again extended for a one year period through August 14, 2014 under the same terms and conditions.
COMPETITION
RNA based products and toll-like receptors (“TLRs”) have demonstrated great promise in pre-clinical and limited clinical applications resulting in active research and development by large pharmaceutical companies and emerging Biotech firms. As such, our potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have.
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

GOVERNMENT REGULATION
Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of Alferon® products and our ongoing research and product development activities. Ampligen® and other products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, new drug products for humans are subject to rigorous pre-clinical and clinical testing as a condition for clearance by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has and will continue to require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by us and our ability to receive product or royalty revenue. We have received Orphan Drug designation for certain therapeutic indications, which we believe might under certain conditions, help to accelerate the process of drug development and commercialization. Alferon N Injection® is only approved for use in intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection® for other applications requires regulatory approval.
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
HUMAN RESOURCES
As of February 1, 2014, we had personnel consisting of 39 full-time employees. Our employees are supported by 21 independent contractors, mostly undertaking regulatory, research and/or medical projects. Consultants are independent contractors that are paid on an hourly basis. 46 of the combined personnel are engaged in our research, development, clinical, and manufacturing effort with 14 performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.
While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.
SCIENTIFIC ADVISORY BOARD AND DATA MONITORING COMMITTEE
Although we had a Scientific Advisory Board to conduct periodic meetings as needed, as previously disclosed, no Scientific Advisory Board meetings were held in the last five years. We do meet with experts from time to time in areas of clinical and scientific interest.
In May 2010, we formed a Data Monitoring Committee (“DMC”) that consists of two independent regulatory and medical experts along with a Biostatistics expert. The function of the DMC is to perform independent safety and efficacy analyses on our clinical trials. During 2011, 2012 and 2013, the DMC focused its attention on the clinical trial (AMP-600) in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert. As of December 31, 2013, twelve subjects have participated in this study. As required by the study’s protocol, the DMC held one meeting and has reviewed the safety data on these subjects and approved the study to proceed at the next higher dosage level.

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

Alferon N Injection®. Although Alferon N Injection® is approved for marketing in the United States for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments. (Please see the next Risk Factor and Part 1, Item I Business, “Our Products” “Alferon N Injection®” above for more information).

Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval in a timely manner, or at all, our operations will be materially harmed and our stock adversely affected.

All of our drugs and associated technologies, other than Alferon N Injection®, are investigational and must receive prior regulatory approval by appropriate regulatory authorities for commercial distribution and sale and are currently legally available only through clinical trials with specified disorders. At present, Alferon N Injection® is only approved for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection® for other indications will require regulatory approval.

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

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® API, which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that we could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots will not be submitted to the FDA to request release for commercial sale and their remaining dollar value has been written-off. In the absence of FDA approvals for product manufactured from existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. (Please see Part I, Item 1 - "Business; Our Products; Alferon N Injection®” above for more information).

Alferon® LDO has been approved for pre-clinical testing for possible use as prophylaxis and treatment against influenza. While the studies to date have been encouraging, preliminary testing in the laboratory and in animal models is not necessarily predictive of successful results in clinical testing or human treatment. No assurance can be given that similar results will be observed in clinical trials. Use of Alferon® as a possible treatment of influenza requires prior regulatory approval. In October 2009, we originally submitted a protocol to the FDA proposing to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects. In December 2010, the FDA authorized this Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal and pandemic influenza of more than 200 subjects. Our Phase II study has been delayed. The outcome of this confirmatory study, if and when resumed, will allow us to better evaluate the potential effectiveness of this product and to proceed with this study of seasonal and pandemic influenza. We are unable to provide any assurances that the Phase II Alferon® LDO study for the prophylaxis and treatment of seasonal and pandemic influenza will be undertaken.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of December 31, 2013, our accumulated deficit was approximately $(260,319,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2013, we had approximately $18,194,000 in cash, cash equivalents and marketable securities (inclusive of approximately $17,391,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

In this regard, on July 23, 2012, we entered into a New Equity Distribution Agreement with Maxim (the “New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of Common Stock from time to time through Maxim, as sales agent (See Part I; Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources”). We cannot assure how much funding will be obtained from the New EDA or whether it will be sufficient in conjunction with current financial resources to permit us to take all actions needed to obtain FDA approval for Ampligen® and manufacturing, commercialization, marketing and distribution of our products.

Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, 15,562,503 shares are authorized but unissued and unreserved at December 31, 2013 with an additional 75,000,000 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.

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

If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. For more information on Alferon N Injection® regarding potential commercial sales, please see PART I, Item 1 - "Business; Our Products; Alferon N Injection®”.

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
We continually review our patents’ rights to determine whether they have continuing value. Such review includes an analysis of the patent’s ultimate revenue and profitability potential. In addition, Management’s review addresses whether each patent continues to fit into our strategic business plans for Ampligen®, Alferon N Injection® and Alferon® LDO. One U.S. patent relating to our Alferon® product expired on April 2, 2013 (#5,503,828) (see discussion below on patent #5,503,828), while two other Alferon® patents expire on October 14, 2014 (#5,676,942) and December 22, 2017 (#5,989,441). In 2013, we were granted four new patents, one in Singapore for the use of Ampligen to initiate innate immunity and to treat or prevent viral infections and tumors, and three for the use of Alferon LDO to treat bacterial or protozoan infections in Australia, New Zealand and Singapore. In 2012, we were granted two new patents, one in Australia and the other in New Zealand, both for the use of Ampligen to initiate innate immunity and to treat or prevent viral infections and tumors. In December 2011, we were granted two new United States Patents for the use of Alferon® LDO for the treatment in a number of different human diseases.
Alferon® composition patent #5,503,828, which expired in April 2013, relates to the manufacturing process for Alferon® Active Pharmaceutical Ingredient (“API”), a complex mixture of natural interferon species that is manufactured from human leukocytes obtained from human blood donors. In addition, while it is the current standard by the FDA to treat biological drug products like interferon as “Well Characterized” biologics, a process for which chemical entities can have their identity, purity, impurities, potency, and quality controlled by chemical testing, Alferon®, as a natural interferon, does not lend itself well to such testing. Moreover, FDA continues to require that each lot or Alferon we produce be tested and released by the FDA before it can be distributed for commercial sales. Because of the complexity of the Alferon manufacturing process and these additional regulatory requirements, we believe that potential manufacturers of generic, or so-called “bio-similar,” drug products are focused on developing recombinant interferon products, rather than natural interferon products. For these reasons, we believe the expiration of this Alferon® composition patent in April 2013 should have no or little impact on the Company. Additionally at the completion of the facility enhancement and receipt of the FDA certification for the revised Alferon® manufacturing process and techniques in New Brunswick, NJ, it is our intention to file for additional patent protection.
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

There are a limited number of suppliers in the United States available to provide the raw and packaging materials for use in manufacturing Ampligen®. At present, we do not have any agreements with third parties for the supply of any of these materials. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. For more information on Ampligen®, please see Part I, Item 1 - "Business; Our Products; Ampligen®”.

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

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. regarding the fill and finish process for Alferon N Injection® (please see Part I, Item 1 - “Business; Our Products; Alferon N Injection®”. As we no longer have any existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale.

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

If we are unable to procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Alferon N Injection® and/or Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® and the commercial production of Alferon N Injection® and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® and Alferon N Injection®, please see Part I, Item 1 - “Business; Our Products; Ampligen® and Alferon N Injection®”.

There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production.

We are currently in the Installation and Operation Qualification phase for Alferon® production of the enhancement project. The production of new Alferon® API inventory will not commence until the validation phase is completed. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take approximately eighteen months before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. For more information, please see Part I, Item 1 - “Business; Our Products; Alferon N Injection®”. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

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

Alferon N Injection®. At present, Alferon N Injection® is only approved for the intralesional (within the lesion) treatment of refractory or recurring external genital warts in adults. In clinical trials conducted for the treatment of genital warts with Alferon N Injection®, patients did not experience serious side effects; however, there can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of Alferon N Injection® which could threaten or limit such product's usefulness.

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

Our success is dependent on the continued efforts of our staff, especially certain doctors and researchers along with the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen®, and his knowledge of our overall activities, including patents and clinical trials. The loss of the services of Dr. Carter or other personnel key to our operations could have a material adverse effect on our operations and chances for success. As a cash conservation measure, we have elected to discontinue the Key Man life insurance on the life of Dr. Carter. An employment agreement continues to exist with Dr. Carter that, as amended, runs until December 31, 2016. However, Dr. Carter has the right to terminate his employment upon not less than 30 days prior written notice. The loss of Dr. Carter or other key personnel or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives.

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

Our common stock is listed for quotation on the NYSE MKT. For the twelve month period ended December 31, 2013, the trading price of our common stock has ranged from $0.18 to $0.41 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

In May 2009, we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a Universal Shelf Registration Statement. 4,895,000 of these warrants have been exercised as of both December 31, 2013 and December 31, 2012. Depending upon market conditions, we anticipate selling 9,813,687 shares pursuant to the conversion of remaining warrants.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants. To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the New EDA with Maxim. Through December 31, 2013, we had sold an aggregate of approximately 30,470,000 shares under the New EDA.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At December 31, 2013, for Dr. Carter, our Chief Executive Officer and President, who already beneficially owns approximately 5.28% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.
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

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.     Properties.
We currently lease through June 2018, our headquarters located in Philadelphia, Pennsylvania consisting of a suite of offices of approximately 6,760 square feet.
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

(f)
Charles T. Bernhardt III v. Hemispherx Biopharma, Inc., Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino; Court of Common Pleas of Philadelphia County, Philadelphia, PA; Case: February Term, 2014 No. 000784.

On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendents' motion to dismiss the Amended Complaint, and on February, 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for completion of all fact discovery. On February 25, 2014, defendents filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.

On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. The Complaint

in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order staying this case pending the outcome of Defendants' motion to dismiss the securities class action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of Defendants' motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendents' motion to dismiss the securities call action.

On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. The Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. On April 10, 2013, the Court entered an order staying this case pending the outcome of Defendants' motion to dismiss the securities class action. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. After the Court in the federal securities class action denied the defendants' motion to dismiss on January 24, 2014, counsel for the parties met and conferred regarding case management, and those discussions are continuing.

On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. The Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendant's Motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. After the Court in the federal securities class action denied the defendants' motion to dismiss on January 24, 2014, counsel for the parties met and conferred regarding case management, and those discussions are continuing.

On June 18, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. The SLC issue its report and recommendation on December 20, 2013, and concluded that the allegations of this matter were unfounded and recommended that the litigation be dismissed. On January 20, 2014, the SLC moved to dismiss the Complaint. Since the SLC filed its motion to dismiss, plaintiffs have served document requests on the SLC, noticed the depositions of the SLC members, and served a subpoena on the SLC's counsel McCarter & English LLP. The SLC responded to plaintiff's document request on March 6, 2014, and produced responsive documents the same day. McCarter & English's response to plaintiff's subpoena is due by March 20, 2014, and its deposition has been tentatively scheduled for April 15, 2014.

On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his recent resignation from employment as Chief Financial Officer from the Company. The claims against the Company include breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement. The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement. In addition to compensatory damages on all counts, Bernhardt’s claim includes a demand for attorneys’ fees and liquidated damages under the WPCL. On February 27, 2014, the Defendants filed preliminary objections to Bernhardt’s Complaint challenging the legal sufficiency of the Complaint for various reasons including that the Complaint did not properly state claims under the WPCL, nor did it assert a right to severance benefits. The preliminary objections further seek to strike certain improper allegations contained in the Complaint. The Company awaits Bernhardt’s required response thereto.

The Company believes it has meritorious defenses and is vigorously defending against these claims by Bernhardt as unjustifiable. There is currently no projection as to the likely outcome of the case.

The Company intends to vigorously defend these actions. The potential impact of these actions, which seek unspecified damages, equitable relief, attorneys' fees and expenses, is uncertain. There can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on the Company's business, results of operations and financial condition.

(g)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al., U.S. District Court for the Southern District of Florida, Case No. 04-10129-CIV.

Hemispherx and the other parties to the domestication action are seeking to convene an arbitral panel in South Africa to decide the domestication issue in Johannesburg on May 5 through 9, 2014.

(h)	MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc., Civil Action No. 1:09-CV-03110-CAP.

After remand to the United States District Court, Northern District of Georgia, a Scheduling Order proposed by the parties was entered by the Court on October 17, 2012. The Company deposed representatives of two more of the investors to preserve their testimony for trial. Neither witness testified that MidSouth's activity significantly influenced the decision to invest. The parties have submitted a proposed pretrial Order. The Company has also filed a Motion to Reopen Discovery for a limited purpose, a Motion in Limine to exclude five categories of evidence and a Request for a Special Setting. The Court held a Pretrial Conference on October 3, 2013. The Court denied the Motion to Reopen Discovery, stated that the case will be number one on a published calendar for trial after the first of the year, and took all other matters under advisement. On March 3, 2014, the jury in the MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc. case returned a verdict in favor of the Company and against MidSouth on all claims. We cannot predict whether MidSouth may seek a new trial or appeal from the adverse judgment.

(i)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 09-549-GMS.

The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On April 22, 2013 the Parties submitted Proposed Findings of Fact and Conclusions of Law, and on April 26, 2013, submitted hyperlinked copies to the Court pursuant to the Court's Order. In February and March of 2014, the Company’s counsel advised the Court that certain rulings in a similar matter undercut certain factual and legal arguments advanced by the Plaintiff at, and subsequent to the trial. There can be no estimate of when the Court may rule on the case.

As of March 13, 2014, no informed judgment can be made as to the likely outcome and Counsel is unable to provide an estimate of the merits or probability of success of the Cato claims or a range of potential recovery or loss.

(j)	Summation.

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the years ended December 31, 2013 and 2012. Also with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains insurance coverage which is expected to respond to certain claims and expenses.

ITEM 4.    Mine Safety Disclosures.
Not Applicable.
PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
In 2013, we issued 1,196,769 shares of common stock in payment to vendors and consultants for services rendered.
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

	High	Low
COMMON STOCK
Time Period:
January 1, 2013 through March 31, 2013	$0.36	$0.18
April 1, 2013 through June 30, 2013	$0.29	$0.19
July 1, 2013 through September 30, 2013	$0.29	$0.22
October 1, 2013 through December 31, 2013	$0.41	$0.19

January 1, 2012 through March 31, 2012	$0.50	$0.19
April 1, 2012 through June 30, 2012	$0.40	$0.25
July 1, 2012 through September 30, 2012	$1.10	$0.27
October 1, 2012 through December 31, 2012	$0.85	$0.25

As of March 1, 2014, there were approximately 208 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.
On March 1, 2014, the last sale price for our common stock on the NYSE MKT was $0.40 per share.
We have not paid any cash dividends on our Common Stock in recent years. It is management's intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of our business.
The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	14,739,912	$1.65	3,280,123

Equity compensation plans not approved by security holders:	13,228,246	$1.26	0

Total	27,968,158	$1.47	3,280,123

ITEM 6.    Selected Financial Data (in thousands except for share and per share data).
The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five year period ended December 31, 2013 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

Year Ended December 31	2009	2010	2011	2012	2013
Statement of Operations Data:
Revenues and License fee Income	$111	$135	$161	$213	$150
Total Costs and Expenses(1)	13,375	16,522	14,456	20,553	17,317
Interest Expense and Financing Costs(2)	241	11	41	24	16
Redeemable warrants valuation adjustment	(6,258)	(879)	(2,425)	(85)	(281)
Net loss	(7,180)	(13,136)	(9,015)	(17,354)	(16,225)
Net loss applicable to common stockholders	(7,180)	(13,136)	(9,015)	(17,354)	(16,225)
Basic and diluted net loss per share	$(0.07)	$(0.10)	$(0.07)	$(0.12)	$(0.10)
Shares used in computing basic and diluted net loss per share	109,514,401	134,018,243	135,432,395	141,016,935	167,325,584
Balance Sheet Data:
Working Capital	$55,789	$33,842	$26,717	$32,079	$16,020
Total Assets	64,994	51,680	43,513	57,699	31,867
Debt, net of discount	—	—	1,695	7,051	—
Stockholders’ Equity	58,695	45,947	37,965	44,700	29,298
Cash Flow Data:
Cash used in operating activities	(9,297)	(11,886)	(10,096)	(13,136)	(16,830)
Capital expenditures	$(332)	$(729)	$(1,802)	$(5,755)	$(898)

(1)	General and Administrative expenses include stock compensation expense of $826, $740, $377, $356 and $376 for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

(2)	For information concerning our financing see Note 20 “Margin Account Loan” to our consolidated financial statements for the year ended December 31, 2013 contained herein.
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2013. This information should be read in conjunction with ITEM 6 – “Selected Financial Data” and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K.
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

The Company utilized the following assumptions to estimate the fair value of the May 10, 2009, May 18, 2009 and May 21, 2009 warrants:

	2013	2012	2011
Underlying price per share	$0.19-$0.27	$0.25-$0.80	$0.20-$0.46
Exercise price per share	$1.31-$1.65	$1.31-$1.65	$1.31-$1.65
Risk-free interest rate	0.06%-0.23%	0.19%-0.44%	0.29%-1.58%
Expected holding period	0.38-1.64 years	1.38-2.63 years	2.38-3.63 years
Expected volatility	69.74%-113.56%	69.21%-110.27%	74.55%-120.55%
Expected dividend yield	None	None	None
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
(v)    Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved for which will not be available for commercial sales until approximately eighteen months;

b.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;

c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;

d.	Available capital for a potential buyer in a cash transaction continues to be limited;

e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development;

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

RESULTS OF OPERATIONS
Year ended December 31, 2013 versus December 31, 2012
Net Loss
Our net loss of approximately $16,225,000 for the year ended December 31, 2013 was 7% lower when compared to the same period in 2012. This $1,129,000 decrease in loss was primarily due to:

1)	a decrease in production/costs of goods sold costs in 2013 of approximately $755,000 or 38% as compared to the same period in 2012;

2)	a decrease in research and development in 2013 of approximately $1,148,000 or 12%;

3)	a decrease in general and administrative of approximately $1,333,000 or 15% as compared to the same period in 2012; offset by

4)	an increase in loss due to the recording of an impairment loss on marketable securities of $791,000;

5)
sale in January 2013 of New Jersey state net operating loss carry-forwards (for the year 2011) for approximately $686,000 as compared to approximately $1,328,000 in January 2012 (for the years 2009 and 2010), representing a decrease in cash gain of approximately $642,000 or 48%; and

6)	a decrease in interest and other income of approximately $805,000 from funds invested in marketable securities as compared to the prior period.
Net loss per share was $(0.10) for the current twelve month period versus $(0.12) per share for the same period in 2012. The weighted average number of shares of our common stock outstanding as of December 31, 2013 was 167,325,584 as compared to 141,016,935 as of December 31, 2012.
Revenues
Revenues from our Ampligen® Cost Recovery Treatment Program for the year ended December 31, 2013 were approximately $150,000 compared to revenues of $213,000 for the same period in 2012, a decrease of $63,000 or 30% primarily due to the number of patients decreasing 26% during the year ended December 31, 2013. As of December 31, 2013, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.
Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $1,234,000 and $1,989,000, respectively, for the years ended December 31, 2013 and 2012. This decrease of approximately $755,000 or 38% was primarily due to the write-down of Alferon® work in process inventory of approximately $1,024,000 in 2012 versus $458,000 in 2013 (see “Overview; General; Alferon N Injection®” above) plus lower cost for the testing of finished goods inventory of approximately $113,000 which is being used for research purposes.
Research and Development Costs

Overall Research and Development (“R&D”) costs for the year ended December 31, 2013 were approximately $8,360,000 as compared to approximately $9,508,000 for the same period a year ago, reflecting a decrease of approximately $1,148,000 or 12%. The decreased R&D costs during 2013 were primarily due to an incentive bonus paid to Dr. Carter in 2012 amounting to $1,159,000. In addition, we experienced higher Alferon® related costs for research and development of $809,000 offset by a decline in Ampligen® research and development expenses of $810,000 related to clinical studies, general research and polymer production.
General and Administrative Expenses

General and Administrative (“G&A”) expenses for the year ended December 31, 2013 and 2012, were approximately $7,723,000 and $9,056,000, respectively, reflecting a decrease of $1,333,000 or 15%. The lower G&A expenses in 2013 were primarily due to bonuses paid to Mr. Equels in 2012 amounting to $1,159,000. Decreases in consulting fees of $185,000, director's fees of $240,000 and administrative costs within our NJ Facility of $244,000 were offset by an increase in legal fees of $525,000 due to the legal proceedings currently outstanding. For detailed information on the sources of legal fees, see “Note 16 – Contingencies” under Notes to Consolidated Financial Statements.
Interest and Other Income

Interest and other income for the year ended December 31, 2013 and 2012 were approximately $791,000 and $1,606,000, respectively, representing a decrease of $801,000 or 51%. For the year ending December 31, 2012, the Company had sold an aggregate of 29,496,743 shares through the new ATM with Maxim that resulted in net cash proceeds of approximately $23,003,000, as compared to an aggregate of 973,411 shares sold with Maxim for net cash proceeds of approximately $249,000 for the same period in 2013. The cause for the decrease in investment income in 2013 was primarily due to greater value of funds available in 2012 for investment purposes during the period of the respective years.

Impairment Loss from Marketable Securities

Impairment loss from marketable securities was $800,000 and $9,000, respectively, for the years ended December 2013 and 2012. Our analysis in 2013 of the trading value for marketable securities for the year ended December 31, 2013 resulted in an observation that some of our investments had experienced a decrease in market value for a period of longer than the last six consecutive months. Accordingly, an estimated impairment loss of $800,000 was recognized in 2013 for the sustained decrease in the respective market value.

Redeemable Warrants

The revaluation of redeemable warrants resulted in non-cash adjustments to the redeemable warrants liability for the year ended December 31, 2013 and 2012 of approximately $281,000 and $85,000 gain, respectively, representing a non-cash, increase of $281,000 (see “Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).
Sale of New Jersey Tax Net Operating Loss

In January 2013, the Company effectively sold $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000 as compared to January 2012 sale of approximately $16,000,000 of our $25,000,000 of New Jersey state net operating loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000, representing a decrease in cash gain of $642,000 or 48% (see “Note 14: Funds Received From Sale of Income Tax Net Operating Losses”) for the year ended December 31, 2013 as compared to the same period in 2012.
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

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the year ended December 31, 2012 and 2011 were approximately $9,056,000 and $6,691,000, respectively, reflecting an increase of approximately $2,365,000 or 35%. The higher G&A expenses in 2012 consisted primarily of an increase of approximately $446,000 in legal fees due to the Cato Capital, LLC litigation and efforts to domesticate the judgment against JCI in South Africa, approximately $229,000 of prior year’s Director’s fees paid to Dr. Iraj E. Kiani, approximately $1,159,000 of employment agreement incentive payment to Thomas K. Equels, in his role as our General Counsel, and $250,000 bonus to The Sage Group for consulting fees. For detailed information on the sources of legal fees, see “Note 16 - Contingencies” under Notes to Consolidated Financial Statements.

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
Liquidity and Capital Resources
Cash used in operating activities for the year ended December 31, 2013 was approximately $16,830,000 compared to approximately $13,136,000 for the same period in 2012, an increase of $3,694,000 or 28%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the year ended December 31, 2013 increased to $17,516,000 compared to $14,464,000 in 2012. The primary reasons for this increase of $3,052,000 in 2013 were the January 2013 payout of 2012 employee and strategic consultant bonuses for approximately $2,196,000 and approximately $1,477,000 in increased payments of accounts payable for research and development, and general and administrative expenses as compared to the prior period. The was slightly offset by a decrease in inventories of $453,000.

As of December 31, 2013, we had approximately $18,194,000 in cash, cash equivalents and marketable securities inclusive of approximately $17,391,000 in Marketable Securities, or a decrease of approximately $25,759,000 from December 31, 2012. However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

In October 2013, we liquidated approximately one-half of the $14,068,000 in Marketable Securities - Restricted (see “Note 6: Marketable Securities – Restricted”) in order to pay-off in its entirety the approximately $7,051,000 of principal balance of the Margin Account Loan (see "Note 9: Margin Account Loan). As a result, the Margin Account Loan was eliminated and the remaining dollar value of the Marketable Securities - Restricted was reclassified as Unrestricted. Unrealized losses from fixed-income securities (bonds) are primarily attributable to changes in interest rates and/or a reduction in their rating of credit worthiness as deemed by independent financial rating services.

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

On July 23, 2012, we entered into a new EDA with Maxim (the New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the New EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to our Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, we filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New ATM. On October 5, 2012, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares. On December 23, 2013, we filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the new EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the ATM. As of December 31, 2013, we sold an aggregate of approximately 30,470,000 shares that resulted in net cash proceeds of approximately $23,003,000 after direct expenses along with commissions paid to Maxim for approximately $828,000 (see “Note 10: Stockholders' Equity”). However, for the year ended December 31, 2013, we only sold 973,411 shares pursuant to the ATM resulting in net cash proceeds of approximately $249,000. The impact of 2013's fund raising effort through the New ATM, which was limited in 2013, is reflected in the "Consolidated Statements of Cash Flow" Statement comparing the various financing activities for the year ended December 31, 2013 to the same period in 2012.
For the period January 1, 2014 through March 1, 2014, we have sold approximately 10,654,356 shares pursuant to the ATM that has resulted in net cash proceeds of approximately $4,788,000 after commissions paid to Maxim for approximately $148,000.

There can be no assurances that, if needed, we will be able to raise adequate funds from these or other sources or enter into licensing, partnering or other arrangements to advance our business goals. Our inability to raise such funds or enter into such arrangements, if needed, could have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash. Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, acquisitions of intellectual property or assets, enhancements to the manufacturing process, competitive and technological advances, the regulatory processes including the commercializing of Ampligen® products or new utilization of Alferon® products. See Part I, ITEM 1A. Risk Factors; “We may require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding."

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

	(dollars in thousands) Obligations Expiring by Period
Contractual Cash Obligations	Total	2014	2015	2016	2017	2018

Capital Leases	$64	$40	$23	$1	$—	$—
Operating Leases	691	151	154	157	161	68

Total	$755	$191	$177	$158	$161	$68
Certain Relationships and Related Transactions
Refer to PART III, ITEM 13 - “Certain Relationships and Related Transactions, and Director Independence.”
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
Revenues from the sale of product are recognized when the product is delivered, as title is then transferred to the customer. We have no other obligation associated with our products once shipment has been accepted by the customer

Inventories
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
Concentration of Credit Risk
Our policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being credit worthy, or in short-term money markets, which are exposed to minimal interest rate and credit risks. At and since January 1, 2012, we have had bank deposits and overnight repurchase agreements that exceed federally insured limits.
Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables historically consisted principally of amounts due from wholesale drug companies. At both December 31, 2013 and 2012 there were no receivables.
All sales for years ended December 31, 2013 and 2012 were prepaid by the customer related to the Ampligen® cost recovery treatment program.

ITEM 7A.    Quantitative And Qualitative Disclosures About Market Risk.
We had approximately $18,194,000 in cash, cash equivalents and Marketable Securities at December 31, 2013. To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts or three to twelve month financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.
ITEM 8.    Financial Statements and Supplementary Data.
The consolidated balance sheets as of December 31, 2013 and 2012, and our consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2013, together with the report of McGladrey LLP, our independent registered public accountants, is included at the end of this report. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
ITEM 9A.    Controls and Procedures.
Effectiveness of Control Procedures
As of December 31, 2013, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2013 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, Management used the criteria set forth in the framework in 1992 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). Based on this assessment, Management has not identified any material weaknesses as of December 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.
ITEM 9B.    Other Information.
None.
PART III
ITEM 10.       Directors and Executive Officers and Corporate Governance.
The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
William A. Carter, M.D.	76	Chairman of the Board, Chief Executive Officer, President and Chief Scientific Officer
Thomas K. Equels, Esq.	61	Executive Vice Chairman of the Board, Secretary, General Counsel and Chief Financial Officer
Peter W. Rodino III	63	Director
William M. Mitchell, M.D., Ph.D.	79	Director
Iraj E. Kiani, N.D., Ph.D.	68	Lead Independent Director
David R. Strayer, M.D.	68	Chief Medical Officer and Medical Director
Wayne S. Springate	42	Senior Vice President of Operations

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

THOMAS K. EQUELS, Esq., has been a Director since 2008 and serves as our Executive Vice Chairman, Secretary and General Counsel. In addition, since December 2, 2013, when Charles T. Bernhardt resigned (see below for disclosure on Mr. Bernhardt's resignation), Mr. Equels has served as our Chief Financial Officer. Mr. Equels is the President and Managing Director of the Equels Law Firm headquartered in Miami, Florida that focuses on litigation. For over a quarter century, Mr. Equels has represented national and state governments as well as companies in the banking, insurance, aviation, pharmaceutical and construction industries. Mr. Equels received his Juris Doctor degree with high honors from Florida State University. He is a summa cum laude graduate of Troy University and also obtained his Masters' Degree from Troy. He is a member of the Florida Bar Association and the American Bar Association.

THOMAS K. EQUELS, Esq. - Director Qualifications:

•	Leadership Experience – President, Managing Director of Equels Law Firm;

•	Industry Experience –legal counsel to Hemispherx; and

•	Scientific, Legal or Regulatory Experience - Law degree with over 25 years as a practicing attorney specializing in litigation.
PETER W. RODINO III was appointed a Director in July 2013 and presently serves as Chairman and Financial Expert of the Audit Committee, a member of the Compensation Committee and a member of the Governance and Nomination Committee of the Board of Directors. Mr. Rodino's appointment was the result of the resignation of Richard C. Piani due to health reasons. Mr. Rodino has broad legal, financial, and executive experience. In addition to being President of Rodino Consulting LLC and managing partner at several law firms during his many years as a practicing attorney, he served as Chairman and CEO of Crossroads Health Plan, the first major Health Maintenance Organization in New Jersey. He also has had experience as an investment executive in the securities industry and acted as trustee in numerous Chapter 11 complex corporate reorganizations. For the past 17 years, as founder and president of Rodino Consulting, Mr. Rodino has provided business and government relations consulting services to smaller companies with a focus on helping them develop business plans, implement marketing strategies and acquire investment capital. Mr. Rodino holds a B.S. in Business Administration from Georgetown University and a J.D. degree from Seton Hall University.

PETER W. RODINO III- Director Qualifications:

•	Leadership Experience – Managing partner at several law firms during his many years as a practicing attorney;

•	Industry Experience - Chairman and CEO of Crossroads Health Plan, the first major Health Maintenance Organization in New Jersey;

•	Scientific, Legal or Regulatory Experience – Investment executive in the securities industry and acted as trustee in numerous Chapter 11 complex corporate reorganizations; and

•
Finance Experience – Business and government relations consulting services to smaller companies with a focus on helping them develop business plans, implement marketing strategies and acquire investment capital.

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

IRAJ E. KIANI, N.D., Ph.D., was appointed to the Board of Directors on May 1, 2002. On July 23, 2013, Dr. Kiani was appointed to be the Board's Lead Director due to the resignation of Mr. Piani due to health reasons. Dr. Kiani is a citizen of the United States and England and resides in Newport Beach, California. Dr. Kiani served in various local government positions including the Mayor and Governor of Yasoug, Capital of Boyerahmand, Iran. In early 1980, Dr. Kiani moved to England, where he established and managed several trading companies over a period of some 20 years. Dr. Kiani is a planning and logistic specialist who is now applying his knowledge and experience to build a worldwide immunology network. Dr. Kiani received his Ph.D. degree from the University of Ferdosi in Iran, and his ND from American University.

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

On May 23, 2013, Richard C. Piani resigned as a member of our Board of Directors and of Hemispherx Biopharma Europe N.V./S.A. Mr. Piani stated that his resignation was due to health reasons. He had been a Director of the Company since 1995 and our Lead Independent Director since 2005. At the time of Mr. Piani's resignation, he served as the Company’s Chairman of the Audit Committee and as a member of its Compensation Committee and Corporate Governance and Nomination Committee. Mr. Piani is no longer a member of the committees on which he served, effective the date of his resignation. Mr. Piani's resignation did not result from any disagreement with us or Hemispherx Biopharma Europe N.V./S.A.
On August 12, 2013, Robert Dickey, IV resigned as Senior Vice President of Hemispherx effective August 16, 2013. Mr. Dickey stated that his resignation was due to his desire to pursue another career opportunity. Mr. Dickey had served the Company as Senior Vice President since June 2009.
On November 15, 2013, Charles T. Bernhardt resigned as our Chief Financial Officer and Chief Accounting Officer, effective December 27, 2013. Mr. Bernhardt stated that his resignation was due to his desire to pursue other professional opportunities. Mr. Bernhardt had served in these capacities since January 1, 2009.
 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers and Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended December 31, 2013, all of our Officers and Directors had complied with all applicable Section 16(a) filing requirements on a timely basis with regard to transactions occurring in 2013.
 Audit Committee and Audit Committee Expert

The Audit Committee of our Board of Directors consists of Peter Rodino III, Committee Chairman, William Mitchell, M.D. and Iraj E. Kiani, N.D., Ph.D. Mr. Rodino, Dr. Mitchell, and Dr. Kiani are all determined by the Board of Directors to be Independent Directors as required under Section 803(2) of the NYSE: MKT Company Guide and Rule 10A-3 under the Exchange Act. The Board has determined that Mr. Rodino qualifies as an “audit committee financial expert” as that term is defined by Section 803B(2) of the NYSE: MKT Company Guide and the rules and regulations of the SEC.

We believe Mr. Rodino, Dr. Mitchell, and Dr. Kiani to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this Committee. The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements and internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance; (ii) prepare the reports or statements as may be required by NYSE MKT or the securities laws; (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls; (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and (v) review disclosures by our independent registered public accounting firm concerning relationships with us and the performance of our independent accountants. This Committee formally met six times in 2013 with all committee members in attendance for at least 83% of the meetings. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.

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

The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations, Wayne Springate one of our Senior Vice Presidents, is the DCC’s Investor Relations Coordinator and Chairperson. The other members of the DCC are Thomas K. Equels, our General Counsel, William A. Carter, our Chief Scientific Officer, William Mitchell, one of our Independent Directors, and Adam Pascale, our Chief Accounting Officer. Nancy McGrory Richardson, of Providence Management & Communication, serves the DCC as Deputy Investor Relations Coordinator. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.
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

You may obtain a copy of this Code by visiting our web site at www.hemispherx.net (Investor Relations / Corporate Governance) or by written request to our office at 1617 JFK Boulevard, Suite 500, Philadelphia, PA 19103.
ITEM 11.       Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow:

•	Dr. William A. Carter, Chief Executive Officer (“CEO”), President and Chief Scientific Officer (“CSO”);

•	Charles T. Bernhardt, our Chief Financial Officer (“CFO”) & Chief Accounting Officer (“CAO”) until December 2013;

•	Thomas K. Equels, General Counsel, Chief Financial Officer (“CFO”);

•	Wayne Springate, Senior Vice President ("SVP");

•	Dr. David Strayer, Chief Medical Officer (“CMO”) and Medical Director; and

•	Robert Dickey, IV, Senior Vice President (“SVP”) through August 12, 2013.
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

Governance of Compensation Committee

The Compensation Committee consists of the following three directors, each of whom is “independent” under applicable NYSE MKT rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Exchange Act, and an “Outside Director” as defined under the U.S. Treasury regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”): Dr. Iraj E. Kiani, N.D (Chair), Dr. William Mitchell, M.D. and Peter W. Rodino. The Compensation Committee makes recommendations concerning salaries and compensation for senior management and other highly paid professionals or consultants to Hemispherx. The full text of the Compensation Committee’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”. This Committee formally met four times in 2013 and all committee members were in attendance for at least 75% of the meetings. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

Results of Stockholder Advisory Vote on Executive Compensation

At the October 18, 2013 Annual Meeting of Stockholders, the Stockholders did not approve the annual, non-binding advisory vote on Executive Compensation with 43.78% of the shares cast to affirm the plan.

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

After reviewing the results of the 2013 say-on-pay advisory vote, the Committee has reviewed its executive compensation policies and believes that they are within industry standards for executive compensation.

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

Use of Compensation Data

Our compensation plans are developed by utilizing publicly available compensation data for national and regional companies in the biopharmaceutical industry as well as web sites that specialize in compensation and/or employment data. We believe that the practices of this group of companies and/or data obtained from employment industry organizations, provide us with appropriate compensation benchmarks necessary to review the compensation recommendations by the CEO, CFO and/or Human Resources Department. In 2013 and 2012, the Committee did not engage the services of an independent compensation consultant, but alternatively utilized web-based organizations and data bases such as Salary.com, to help them analyze compensation data and compare our programs with the practices of similar national and/or regional companies represented in the biopharmaceutical industry.

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
Executive compensation consists of the following elements:

Base Salary

Base salaries for our Executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that Executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. For those NEO with employment agreements, base salary is determined and set forth in the agreement and the Compensation Committee reviews the base salary prior to renewal of such agreement. Base salaries for the other NEO are normally reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. While this review process would normally occur in the fourth quarter of each year, in recent years this review has occurred when NEO’s employment agreements required restatement, amendment or replacement. However after analysis of overall Company compensation, the Committee authorized a non-discriminatory and universally applied cost of living increase to the base salaries of all full-time employees of record effective December 31, 2013, 2012 and 2011 at the rates of 0.0%, 2.1% and 3.6%, respectively. Additional changes to our NEO’s base salaries could be undertaken in a future determination by the Compensation Committee at its discretion. During 2013 and 2012, none of the employment contracts of NEOs were created, amended or restated. During 2011, employment agreements were amended and restated for the following NEOs: Dr. William Carter, Charles Bernhardt and Thomas Equels. Robert Dickey’s employment agreement was last renewed in September 2010 and Dr. David Strayer does not currently have an employment agreement with the Company.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all NEO and certain senior, non-officer Executives. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary. As provided in their respective employment agreement, during the year ended December 31, 2013, the following NEO were eligible for an annual performance bonus based on their salaries, the amount of which, if any, is determined by the Board of Directors in its sole discretion based on the recommendation of the Compensation Committee:

•	Dr. William Carter, Chairman & CEO (bonus opportunity up to 25%);

•	Thomas Equels, General Counsel, Litigation Counsel, Secretary and Executive Vice Chairman of the Board (bonus opportunity up to 25%); and

•
Charles Bernhardt, Chief Financial Officer and Chief Accounting Officer (bonus opportunity up to 25%); however, on November 15, 2013, Charles T. Bernhardt resigned as our Chief Financial Officer and Chief Accounting Officer, effective December 27, 2013.

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

The Compensation Committee also undertook the initial steps to review and reestablish goals and objectives for the Executive Team regarding possible bonuses for the year ending December 31, 2013. On an overall basis, all bonus eligible member of the Executive Team would share the following Company-wide goals:

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
 The Compensation Committee in light of pre-established individual, along with position appropriate Company-wide goals (A. through O. as disclosed above) and objectives, undertook a weighted-average evaluation of the performance of each key executive in order to determine respective annual incentive opportunities considering base salary and fees, short and long-term incentive opportunity and any special/supplemental benefits or payments. Based upon all of the foregoing, the Committee determined that the following 2012 Performance Bonuses were granted and paid in 2012 to the following NEO at the rate of 25% of their respective 2012 year-end base compensation:

•	William Carter (Chairman, CEO, President, Chief Scientific Officer) for $241,906;

•	Thomas Equels (Executive Vice Chairman, Secretary & General Counsel) for $129,500;

•	Charles Bernhardt (CFO & Chief Accounting Officer) for $58,275 in 2012;

•	David Strayer (Chief Medical Officer & Medical Director) for $65,800; and

•	Seven non-NEO employees included in 2012 Performance Bonuses for total of $186,170.
There were no Performance Bonuses granted and/or paid to the NEO's for the year ended 2013.
Employee Appraisal And Merit Bonus Program
 For the year ended 2012, the Compensation Committee approved an Employee Appraisal and Merit Bonus Program for those employees not eligible for the key employee annual bonus. This Program incorporates a team concept by conducting appraisals for eligible employees in each department throughout the calendar year and then averaging the total scores per department in order to determine year-end, department-wide merit bonuses. This Program is annually renewed and at the ultimate discretion of the Compensation Committee based on various factors, including the Company’s overall accomplishment of milestones and access to Working Capital.
For the year ended 2013, no bonuses related to this program were granted to employees.

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
 During 2012, the Compensation Committee and Board of Directors sought out and received an opinion of independent legal counsel regarding the elements of the Executive Performance Incentive Bonus created by the current employment contracts of William Carter and Thomas Equels in relation to the shares of Company stock sold through the Maxim ATM. It was the opinion of independent counsel that Section 3(c)(ii) of Dr. Carter and Mr. Equels respective agreements could reasonably be interpreted to require the Company to pay them a 5% bonus on the net proceeds resulting from the sale of securities of the Maxim ATM Offering as either (a) constitutes any sale of the Company, or (b) is a sale of substantial portion of Company assets not in the ordinary course of its business. On November 26, 2012, all of the members of the Compensation Committee authorized the payment of bonus for the Company stock sold through the Maxim ATM based on the contractual obligation and opinion of independent counsel. For the year ended 2013 and 2012, compensation was granted or paid related to the Executive Performance Incentive Program, as set forth in Section 3(c)(ii) of their respective Employment Agreements, for approximately $12,000 to each Dr. Carter and Mr. Equels in 2013 and $1,159,000 to each Dr. Carter and Mr. Equels in 2012.

Long-Term Bonus Incentive Programs

The Compensation Committee believes that team oriented performance by our NEO, non-officer Executive officers and all employees, consistent with our short and long-term goals, can be achieved through the use of goal or result oriented bonus programs. For the year ending 2013, the Employee Bonus Pool Program continued to exist to provide our employees, including our NEO and certain senior, non-officer Executives, with incentives to help align their financial interests with that of Hemispherx and its stockholders. For the year ending 2013, no compensation was granted or paid in relation to Long-Term Bonus Programs.

Employee Bonus Pool Program

An element of 2009’s Employee Wage Or Hours Reduction Program was the establishment of a Bonus Pool (the “Pool”) in the case of FDA Approval (“Approval”) of Ampligen®. This bonus is to award to each employee of record at January 1, 2009 a pretax sum of 30% in wages, calculated on their base salary per annum compensation at the time of the Approval, and awarded within three months of Approval. Participants who terminate their employment prior to the Approval will not qualify for this bonus. For the year ended 2013, no compensation was granted or paid related to the Employee Bonus Pool Program.

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

The following Options were issued to NEO in their role as employees during 2013:

•
On June 6, 2013, we granted options to William A. Carter, Chairman, Chief Executive Officer and Chief Scientific Officer, consistent with his employment agreement, to purchase 500,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year; and

•
On June 6, 2013, we granted options to Thomas K. Equels, Executive Vice Chairman, Secretary and General Counsel, consistent with his employment agreement 300,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year, and;

The following Options were issued to NEOs in their role as employees during 2012:

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

Other Compensation

We provide the following benefits to our NEO generally on the same bases as benefits provided to all full-time employees:

•	Health, vision and dental insurance;

•	Life insurance;

•	Short and long-term disability insurance; and

•	401(k) with Company matching of up to 6% of employee’s contribution or to the extent of IRS regulations, whichever is lower.
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
Charles Bernhardt, Chief Financial Officer and Chief Accounting Officer (On November 15, 2013, Charles T. Bernhardt resigned as our Chief Financial Officer and Chief Accounting Officer, effective December 27, 2013; any severance due Mr. Bernhardt resulting from his resignation is currently in dispute):

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

•	On the occurrence of a “Change In Control", the Company shall pay to Peterson three times the amount of compensation paid to Peterson by the Company for calendar year 2008.

As a result of Financial Transactions completed through the sale of Company stock in the Maxim ATM, Mr. Peterson was due $2,488 and $231,839 in 2013 and 2012, respectively, towards the Peterson One Per Cent Fee, for which $24,850 and $86,956 remained outstanding at December 31, 2013 and 2012, respectively for the agreement to terminate as fulfilled.

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

The Compensation Committee believes that severance agreements provided to these individuals are generally in line with severance packages offered to executive officers of companies of similar size. Alternately, Dr. David Strayer is currently not covered under an existing severance agreement. Any severance benefits payable to them under similar circumstances would be determined by the Compensation Committee in its discretion. See “Estimated Payments Following Severance — Named Executive Officers”.

Conclusion

Our compensation policies are designed to retain and motivate our Executive Officers, other non-officer Executives and non-Executives and to ultimately reward them for outstanding individual and corporate performance.
 __________________________________________________
COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors oversees our compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with Management the Executive Compensation Discussion and Analysis set forth in this Form 10-K for the fiscal year ended December 31, 2013.

In reliance on the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Hemispherx’ Proxy Statement to be filed in connection with Hemispherx’ 2014 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE
Dr. Iraj E. Kiani, Committee Chairman
Dr. William M. Mitchell
Mr. Peter W. Rodino

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee of the Board of Directors, consisting of Dr. Iraj E. Kiani, the Committee Chair, Dr. William M. Mitchell and Peter W. Rodino are all independent directors. There are no interlocking relationships.

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2013, 2012 and 2011 of our Chief Executive Officer, Chief Financial Officers, three other most highly compensated Executive Officers constituting the Company’s Named Executive Officers, based on the year ended 2013 for each fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees (3)	Bonus		Stock Awards (15)	Option Awards (3) (15)		Non-Equity Incentive Plan Compensation	Change in Pension Valued and NQDC Earnings ($)	All Other Compensation		Total (3)
William A. Carter	2013	$1,180,155	$12,444		$0	$125,699	(1)	$0	—	$147,662	(16)	$1,465,960
CEO, President & CSO (1) (3)	2012	$1,143,692	$1,401,099	(4)(8)	$0	$133,627	(1)(5)	$0	—	$148,938	(16)	$2,827,356
	2011	$1,007,714	$233,500	(9)	$0	$143,749	(1)	$0	—	$132,052	(16)	$1,517,015

Thomas K. Equels	2013	$721,088	$12,444		$0	$86,826	(2)	$0	—	$95,250	(17)	$915,608
General Counsel (2) (3)	2012	$694,068	$1,288,693	(4)(8)	$0	$87,246	(2)	$0	—	$101,450	(17)	$2,171,457
	2011	$572,957	$125,000	(9)	$0	$91,504	(2)	$0	—	$48,813	(17)	$838,274

Charles Bernhardt(6)	2013	$246,535	$—		$0	—		$0	—	$41,645	(18)	$288,180
CFO & CAO (6)	2012	$233,100	$58,275	(8)	$0	—		$0	—	$41,959	(18)	$333,334
	2011	$208,389	$81,250	(9)(12)	$0	$14,291	(6)	$0	—	$25,935	(18)	$329,865

Robert Dickey (7)	2013	$204,087	$0		$0	$—	(7)	$0	—	$8,224	(19)	$212,311
Sr. Vice President	2012	$313,390	$0		$0	$9,987	(7)	$0	—	$10,429	(19)	$333,806
	2011	$302,500	$0		$0	$0		$0	—	$7,797	(19)	$310,297

David Strayer	2013	$265,493	$—		$0	$—		$0	—	$25,602	(20)	$291,095
CMO & Medical Director	2012	$260,032	$65,008	(8)	$0	$1,534	(5)	$0	—	$10,030	(20)	$336,604
	2011	$251,000	$51,199	(9)	$0	$0		$0	—	$13,098	(20)	$315,297

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

(6)
Mr. Bernhardt became Chief Financial Officer effective January 1, 2009. He entered into an Employment Agreement on December 6, 2010, that was amended and restated on December 6, 2011, that granted the Option to purchase 100,000 shares of Hemispherx common stock in 2010 and 2011 as an element of each of his Employment Agreement. On November 15, 2013, Charles T. Bernhardt resigned as Chief Financial Officer and Chief Accounting Officer effective December 27, 2013. A severance package of $237,995 for one year's salary and $25,228 for benefits was accrued at December 31, 2013; however, these amounts were not included within the above table as they are currently in dispute.

(7)
Mr. Dickey entered into an Employment Agreement with Hemispherx effective June 11, 2009 that was amended and restated on February 1, 2010 and then again effective September 1, 2010. On June 5, 2012, the Compensation Committee granted him an Option to purchase 50,000 shares of our common stock at the exercise price of $0.26 per share that will vest one year after issuance. On August 12, 2013, Robert Dickey, IV resigned as Senior Vice President of Hemispherx effective August 16, 2013.

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

(16)	Dr. Carter’s All Other Compensation Consists of:

	2013	2012	2011
Life and Disability Insurance	$84,709	$79,322	$86,386
Healthcare Insurance	17,653	24,616	16,696
Company Car Expenses / Car Allowance	30,000	30,000	11,535
Outside Office Expenses	-0-	-0-	-0-
401(k) matching funds	15,300	15,000	17,435
	$147,662	$148,938	$132,052

(17)	Mr. Equels’ All Other Compensation consists of:

	2013	2012	2011
Life and Disability Insurance	$19,420	$27,350	$24,170
Healthcare Insurance	42,530	41,100	11,623
Car Expenses / Allowance	18,000	18,000	-0-
Outside Office Expenses	-0-	-0-	-0-
401(k) matching funds	15,300	15,000	13,020
	$95,250	$101,450	$48,813

(18)	Mr. Bernhardt’s All Other Compensation consists of:

	2013	2012	2011
Life and Disability Insurance	-0-	-0-	-0-
Healthcare Insurance(includes severence benefits)	26,345	25,228	9,074
Outside Office Expenses	—	1,731	-0-
401(k) matching funds	15,300	15,000	16,861
	$41,645	$41,959	$25,935

(19)	Mr. Dickey’s All Other Compensation consists of:

	2013	2012	2011
Life and Disability Insurance	-0-	-0-	-0-
Healthcare Insurance	8,224	10,429	7,797
401(k) matching funds	-0-	-0-	-0-
	$8,224	$10,429	$7,797

(20)	Dr. Strayer’s All Other Compensation consists of:

	2013	2012	2011
Life and Disability Insurance	-0-	-0-	-0-
Healthcare Insurance	10,302	10,030	3,598
401(k) matching funds	15,300	-0-	9,500
	$25,602	$10,030	$13,098

Grants Of Plan Based Awards

Name (4)(5)	Grant Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities of Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)		Maximum ($)
William A. Carter,		—	200,078	250,097	—	—		—	—	—	$—	$—
Chief Executive Officer	6/6/2013					105,777	(3)			500,000	0.31	97,185

Thomas K. Equels,		—	108,264	135,331	—	—		—	—	—	$—	$—
General Counsel	6/6/2013					105,777	(3)			500,000	0.31	58,311

David Strayer,		—	53,099	66,373	—	—		—	—	—	$—	$—
Medical Director

Notes:

(1)
For 2013, the Compensation Committee continued its practice of not establishing or estimating possible future payouts to the NEO under a Cash Bonus Plan. All Bonuses are at the discretion of the Compensation Committee. Utilizing existing Employment Agreements as a benchmark and the respective employees’ Base Salary at January 1, 2014, the “Target” was estimated at 20% of the Base Salary and “Maximum” was estimated at 25% of Base Salary. There were no Non-Equity Incentive Plan Awards granted and/or paid to the NEO's for the year ending 2013.

(2)
Consists of stock options granted during 2013 under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the NYSE MKT closing market price of our common stock on the date of grant. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(3)
Consists of stock options contractually required per the NEO’s respective Employment Agreement to be granted during 2013 under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the NYSE MKT closing market price of our common stock on the date of grant. For the purpose of this schedule, a NYSE MKT closing price at December 31, 2013 of $0.27 was assumed with an estimated exercise price of $0.30. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(4)	On November 15, 2013, Charles T. Bernhardt resigned as our Chief Financial Officer and Chief Accounting Officer, effective December 27, 2013.

(5)	On August 12, 2013, Robert Dickey, IV resigned as Senior Vice President of Hemispherx effective August 16, 2013.

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
William	1,450,000	0	0	2.20	9/17/2018
Carter,	1,000,000	0	0	2.00	9/9/2017
Chief	190,000	0	0	4.00	2/18/2018
Executive	73,728	0	0	2.71	12/12/2020
Officer	10,000	0	0	4.03	4/13/2022

	167,000	0	0	2.60	9/7/2014
	153,000	0	0	2.60	12/7/2014
	100,000	0	0	1.75	4/26/2015
	465,000	0	0	1.86	6/30/2015
	70,000	0	0	2.87	12/9/2015
	300,000	0	0	2.38	1/1/2016
	10,000	0	0	2.61	12/8/2015
	376,650	0	0	3.78	2/22/2016
	1,400,000	0	0	3.50	9/30/2017
	500,000	0	0	0.66	6/11/2020
	500,000	0	0	0.41	7/15/2021
	100,000	0	0	0.29	6/6/2022
	500,000	0	0	0.31	6/11/2022
	0	500,000	0	0.31	6/6/2023
	0	150,000	0	0.25	8/2/2023

Thomas	300,000	0	0	0.66	6/11/2020
Equels,	300,000	0	0	0.41	6/24/2021
General	100,000	0	0	0.29	6/6/2022
Counsel	300,000	0	0	0.31	6/11/2022
Counsel	0	300,000	0	0.31	6/6/2013
Counsel	0	150,000	0	0.25	8/2/2023

Charles
Bernhardt	100,000	0	0	0.55	12/6/2020
Chief	100,000	0	0	0.31	12/22/2021
Financial
Officer

Robert	150,000	0	0	2.81	6/11/2019
Dickey	50,000	0	0	0.29	6/6/2022
Sr. Vice
President

David	50,000	0	0	2.00	9/9/2017
Stayer,	50,000	0	0	4.00	2/28/2018
Medical	10,000	0	0	4.03	4/13/2022
Director	20,000	0	0	2.37	1/23/2017
	10,000	0	0	1.90	12/7/2014
	10,000	0	0	2.61	12/8/2015
	15,000	0	0	2.20	11/20/2016
	25,000	0	0	1.30	12/6/2017

Option Exercises And Stock Vested

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William A. Carter,	—	—	—	—
Chief Executive Officer

Thomas K. Equels,	—	—	—	—
General Counsel

Charles T. Bernhardt,	—	—	—	—
Chief Financial Officer

Robert Dickey,	—	—	—	—
Senior Vice President

David Strayer,	—	—	—	—
Medical Director

Payments on Disability

At December 31, 2013, we had employment agreements with Dr. Carter and Mr. Equels which entitled them Base Salary and applicable benefits otherwise due and payable through the last day of the month in which disability occurs and for an additional twelve month period. Each current NEO has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. In June 2010 through 2013 pursuant to their respective employment agreements and payable by us, Dr. Carter is entitled to receive total disability coverage of $500,000 and Mr. Equels is entitled to receive total disability coverage of $400,000.

Payments on Death

At December 31, 2013, we had employment agreements with Dr. Carter and Mr. Equels which entitled them Base Salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and for an additional twelve month period. Each NEO has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. In June 2010 and through 2013 pursuant to their respective employment agreements and payable by us, Dr. Carter is entitled to receive total death benefit coverage of $6,000,000 and Mr. Equels is entitled to receive total death benefit coverage of $3,000,000.
 Estimated Payments Following Severance — Named Executive Officers

At December 31, 2013, we had employment agreements with Dr. Carter and Mr. Equels which entitled them to severance benefits on certain types of employment terminations not related to a change in control. Dr. Strayer is not covered by an employment agreement and therefore would only receive severance as determined by the Compensation Committee in its discretion. On November 15, 2013, Charles T. Bernhardt resigned as our Chief Financial Officer and Chief Accounting Officer effective December 27, 2013. On August 12, 2013, Robert Dickey, IV resigned as Senior Vice President of Hemispherx effective August 16, 2013. Due to the resignations of both Mr. Bernhardt and Mr. Dickey, we elected not to disclose any estimated payments following severance for these individuals. In addition, any amount due Mr. Bernhardt following his resignation is currently in dispute - See "Part 1; Item 3. Legal Proceedings". Mr. Dickey did not have provisions within his agreement regarding severance.

The dollar amounts below assume that the termination occurred on January 1, 2014. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits (2) ($)	Additional Life Insurance (3) ($)	Total ($)
William A. Carter	Involuntary (no cause)	2,674,318	443,030	46,932	260,154	3,424,434
Chief Executive Officer	Termination (for cause)	—	—	—	—	—
	Death or disability	1,000,388	110,758	15,644	86,718	1,213,508
	Termination by employee or retirement	1,000,388	110,758	15,644	86,718	1,213,508

Thomas K. Equels	Involuntary (no cause)	1,623,966	277,225	119,481	66,369	2,087,041
General Counsel	Termination (for cause)	—	—	—	—	—
	Death or disability	541,322	69,306	39,827	22,123	672,578
	Termination by employee or retirement	541,322	69,306	39,827	22,123	672,578

David Strayer	Involuntary (no cause)	—	—	—	—	—
Medical Director	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Notes:

(1)
Consists of stock options contractually required per the employee’s respective Employment Agreement to be granted during each calendar year of the term under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the closing market price of the our common stock on the date of grant. For the purpose of this schedule, a NYSE MKT closing price at December 31, 2013 of $0.27 was utilized with an estimated exercise price of $0.30. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(2)	This amount reflects the current premium incremental cost to the Company for continuation of elected benefits to the extent required under an applicable agreement.

(3)	The life insurance benefit represents life insurance paid for by the Company including the standard coverage offer to all full-time employees.
Payments On Termination in Connection With a Change in Control Named Executive Officers
 At December 31, 2013, we had employment agreements with Dr. Carter and Mr. Equels which entitled them to severance benefits on certain types of employment terminations related to a change in control thereby the term of their respective agreements would automatically be extended for three additional years. Dr. Strayer is not covered by an employment agreement and therefore would only receive severance from a change in control as determined by the Compensation Committee in its discretion. Any specific benefits for these two NEO would be determined by the Compensation Committee in its discretion.

The dollar amounts in the chart below assume that change in control termination occurred on January 1, 2014, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2013
 The following table shows potential payments to the NEO if their employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2013. The amounts assume a January 1, 2014 termination date regarding base pay and use of the opening price of $0.27 on the NYSE MKT for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (5) ($)		Welfare Benefits Continuation (6) (7) ($)		Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
William A. Carter	4,694,944	(1)	—	—	—	886,060	(4)	704,172	(1)	—	—	6,285,176
Thomas K. Equels	3,247,933	(1)	—	—	—	554,450	(4)	461,700	(1)	—	—	4,264,083
David Strayer	—		—	—	—	—		—		—	—	—

Notes:

(1)
This amount represents the base salary or benefits for remaining term of the NEO’s employment agreement plus a three year extension in the term upon the occurrence of a termination from a change in control. The existing employment agreements with Dr. Carter and Mr. Equels have a term through December 31, 2016.

(2)
This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awarded on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(3)
This amount is the intrinsic value [fair market value on January 1, 2014 ($0.27 per share) minus the per share exercise price of 110%] of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(4)
This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three year extension in the occurrence of termination from a change in control. The calculation was based on a NYSE MKT closing price for December 31, 2013 of $0.27 with an estimated exercise price of $0.30 (110% prior NYSE MKT closing value). The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

(6)	This amount represents the employer-paid portion of the premiums for medical, dental, vision, life and disability insurance coverage utilizing the costs as of January 1, 2014.

(7)	This amount also includes the estimated cost of Company’s 100% match 401(k) contributions up to 6% of Base Pay to a maximum of $15,000 per year.
Definition of “Change in Control”.For each agreement, a “Change in Control” is defined generally as any such event that requires a report to the SEC, but includes any of the following:

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

Post-Employment Compensation

We have agreements with the following NEOs who have benefits upon termination as a condition of their respective employment agreements: Dr. William Carter, our Chairman, Chief Executive Officer, President and Chief Scientific Officer; and Thomas K. Equels, our Executive Vice Chairman, Secretary and General Counsel.

The following is a description of post-employment compensation payable to the respective NEO. If a NEO does not have a specific benefit, they will not be mentioned in the subsection. In such event, the NEO does not have any such benefits upon termination unless otherwise required by law.

Termination For Cause

All of our NEO can be terminated for cause. For Dr. Carter and Mr. Equels, “Cause” means willful engaging in illegal conduct, gross misconduct or gross violation of the Company’s Code of Ethics and Business Conduct for Officers which is demonstrably and materially injurious to the Company. For purposes of their respective agreements, no act, or failure to act, on employee's part shall be deemed "willful" unless done intentionally by employee and not in good faith and without reasonable belief that employee's action or omission was in the best interest of the Company. Notwithstanding the foregoing, employee shall not be deemed to have been terminated for Cause unless and until the Company delivers to the employee a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the Directors of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to employee and an opportunity for Employee, together with counsel, to be heard before the Board) finding that, in the good faith opinion of the Board, employee was guilty of conduct set forth above and specifying the particulars thereof in detail. In the event that their employment is terminated for Cause, the Company shall pay them, at the time of such termination, only the compensation and benefits otherwise due and payable to them through the last day of their actual employment by the Company.

Termination Without Cause

Dr. Carter and Mr. Equels are each entitled to the compensation and benefits otherwise due and payable to them through the last day of the then current term of their respective agreements. In the event that they are terminated at any time without "Cause" the Company shall pay to them, at the time of such termination, the compensation and benefits otherwise due and payable through the last day of the then current term of their Agreement. However, benefit distributions that are made due to a “separation from service” occurring while they are a Named Executive Officer shall not be made during the first six months following separation from service. Rather, any distribution which would otherwise be paid to them during such period shall be accumulated and paid to them in a lump sum on the first day of the seventh month following the “separation from service”. All subsequent distributions shall be paid in the manner specified.

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

Termination by Officer and Employee

All NEO employment agreements have the right to terminate their respective agreement upon thirty (30) days or less of prior written notice of termination. In such event, Dr. Carter and Mr. Equels are specifically entitled to fees due to them through the last day of the month in which such termination occurs and for 12 months thereafter. All others NEO are entitled to the fees due to them through the last day of the month in which such termination occurs.

Change in Control

As an element of their employment agreements, Dr. Carter and Mr. Equels are entitled to benefits upon a Change in Control or Constructive Termination that include that any unvested Options immediately vest and the term of their respective employment agreements automatically extend for an additional three years. In the event of a Change in Control, the Company is responsible for the base salary or benefits for remaining term of the NEO’s employment agreement plus an automatic three year extension in the term of the agreement. The existing employment agreements with Dr. Carter and Mr. Equels have a term through December 31, 2016.

Compensation of Directors

Our Compensation, Audit and Corporate Governance and Nomination Committees, consist of Dr. Iraj E. Kiani, Compensation Committee Chair, Dr. William M. Mitchell, Corporate Governance and Nomination Committee Chair, and Peter W. Rodino, Audit Committee Chair, all of whom are independent Board of Director members.

Hemispherx reimburses Directors for travel expenses incurred in connection with attending board, committee, stockholder and special meetings along with other Company business-related expenses. Hemispherx does not provide retirement benefits or other perquisites to non-employee Directors under any current program.

Commencing as of January 1, 2013, a 2.1% cost of living increase was granted to Board member Directors' fee compensation, increasing 2012's annual retainer from $176,068 to $179,766 for 2013. Directors' fees will continue to be paid quarterly in cash at the end of each calendar quarter. There was no cost of living increase for 2014.

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

Director Compensation - 2013

Name and Title of Director	Fees Earned or Paid in Cash ($)		Stock Award ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation As Director ($)	Total ($)
W. Carter, Chairman	179,766	(4)	—	28,515	(1)(4)	—	—	—	208,281
T. Equels, Executive Vice Chairman & Secretary	179,766	(4)	—	28,515	(1)(4)	—	—	—	208,281
W. Mitchell, Director (4)	179,766		—	28,515	(1)	—	—	—	208,281
R. Piani, Director (2)	71,036		—	—	—	—	—	—	71,036
Peter W. Rodino (3) (5)	79,251		—	28,515	(1)				107,766
I. Kiani, Director (3)	179,766		—	28,515	(1)	—	—	—	208,281

Notes:

(1)
Ten year Option to purchase 150,000 shares at $0.25 per share. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(2)	On May 23, 2013, Richard C. Piani resigned as a member of our Board of Directors and of Hemispherx Biopharma Europe N.V./S.A. Mr. Piani stated that his resignation was due to health reasons.

(3)	Independent Director of the Company.

(4)
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

(5)
Mr. Rodino was appointed a Director in July 2013 and presently serves as Chairman and Financial Expert of the Audit Committee, a member of the Compensation Committee and a member of the Governance and Nomination Committee of the Board of Directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
 The following table sets forth as of March 1, 2014, the number and percentage of outstanding shares of common stock beneficially owned by:

•	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding common stock;

•	Each of our Directors and the Named Executives Officers; and

•	All of our officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned		% Of Shares Beneficially Owned
William A. Carter, M.D.	9,358,174	(1)(2)	4.98%
Thomas K. Equels	2,946,640	(3)	1.63%
Peter W. Rodino III 17400 Sterling Lake Drive Fort Myers, FL 33967	150,000	(4)	*
William M. Mitchell, M.D. Vanderbilt University Department of Pathology Medical Center North 21st and Garland Nashville, TN 37232	866,025	(5)(6)	*
Iraj E. Kiani, N.D., Ph.D. Orange County Immune Institute 18800 Delaware Street Huntingdon Beach, CA 92648	957,886	(7)	*
Wayne S. Springate 783 Jersey Ave. New Brunswick, NJ 08901	342,421	(8)	*
David R. Strayer, M.D.	477,681	(9)	*
All directors and executive officers as a group (7 persons)	15,098,827		7.89%

* Ownership of less than 1%

(1)
Dr. Carter is our Chairman, Chief Executive Officer and Chief Scientific Officer. He beneficially owns 850,585 shares of common stock and beneficially owns 8,506,574 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2004	4/13/2012	$4.03	10,000	4/13/2022
	2009	12/22/2010	$2.71	73,728	12/22/2020
	2004	9/8/2004	$2.60	167,000	9/7/2014
	2004	12/7/2004	$2.60	153,000	12/7/2014
	2004	4/26/2005	$1.75	100,000	4/26/2015
	2004	7/1/2005	$1.86	465,000	6/30/2015
	2004	12/9/2005	$2.61	10,000	12/8/2015
	2004	12/9/2005	$2.87	70,000	12/9/2015
	2004	1/1/2006	$2.38	300,000	1/1/2016
	2004	2/22/2006	$3.78	376,650	2/22/2016
	2004	9/10/2007	$2.00	1,000,000	9/9/2017
	2004	10/1/2007	$3.50	1,400,000	9/30/2017
	2004	2/18/2008	$4.00	190,000	2/18/2018
	2007	9/17/2008	$2.20	1,450,000	9/17/2018
	2009	6/11/2010	$0.66	500,000	6/11/2020
	2009	7/15/2011	$0.41	500,000	7/15/2021
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	6/11/2012	$0.31	500,000	6/11/2022
	2009	6/6/2013	$0.31	500,000	6/6/2013
	2009	8/2/2013	$0.25	150,000	8/2/2013
Total Options				8,015,378
Warrants
Total Warrants	2009	2/1/2009	$0.51	491,196	2/1/2019

(2)	Katalin Kovari, M.D, is the spouse of Dr. Carter and accordingly all shares owned by each are deemed to be beneficially owned by the other. Dr. Kovari owns 1,015 shares of common stock.

(3)
Mr. Equels is Executive Vice Chairman of our Board of Directors, Secretary and General Counsel who beneficially owns 1,005,444 shares of common stock and beneficially owns 1,941,196 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2009	6/11/2010	$0.66	300,000	6/11/2020
	2009	6/24/2011	$0.41	300,000	6/24/2021
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	6/11/2012	$0.31	300,000	6/11/2022
	2009	6/6/2013	$0.31	300,000	6/6/2013
	2009	8/2/2013	$0.25	150,000	8/2/2013
Total Options				1,450,000

Warrants	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

Total Warrants	2009	2/1/2009	$0.51	491,196	2/1/2019

(4)	Mr. Rodino is a member of our Board of Directors who beneficially owns 150,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2009	8/2/2013	$0.25	150,000	8/2/2013
Total Options				150,000

(5)	Dr. Mitchell is a member of our Board of Directors who owns 104,364 shares of common stock and beneficially owns 562,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2004	9/8/2004	$2.60	50,000	9/7/2014
	2004	4/26/2005	$1.75	100,000	4/26/2015
	2004	2/24/2006	$3.86	50,000	2/24/2016
	2004	9/10/2007	$2.00	100,000	9/9/2017
	2004	9/17/2008	$6.00	12,000	9/17/2018
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	8/2/2013	$0.25	150,000	8/2/2013
Total Options				562,000

(6)
Dr. Mitchell beneficially owns 199,661 shares of common stock of which 150,487 shares are held by Shirley Mitchell (Spouse) and 49,174 shares are held by the Aesclepius Irrevocable Trust (Shirley Mitchell Trustee).

(7)	Dr. Kiani is a member of our Board of Directors who owns 630,886 shares of common stock and beneficially owns 327,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2004	4/26/2005	$1.75	15,000	4/26/2015
	2004	6/2/2005	$1.63	12,000	6/30/2015
	2004	2/24/2006	$3.86	50,000	2/24/2016
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	8/2/2013	$0.25	150,000	8/2/2013
Total Options				327,000

(8)	Mr. Springate is our Senior Vice President of Operations and owns 103,521 shares of common stock and beneficially owns 238,900 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2004	12/7/2004	$1.90	1,812	12/7/2014
	2004	12/9/2005	$2.61	2,088	12/9/2015
	2004	11/20/2006	$2.20	5,000	11/20/2016
	2004	5/1/2007	$1.78	20,000	5/1/2017
	2004	12/6/2007	$1.30	20,000	12/6/2017
	2009	5/31/2011	$0.55	90,000	5/31/2021
	2009	6/5/2012	$0.29	50,000	6/5/2022
	2009	5/9/2013	$0.24	50,000	5/9/2023
Total Options				238,900

(9)	Dr. Strayer is our Medical Director that has ownership of 287,681 shares of common stock and beneficially owns 190,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Issued	Number Of Shares	Expiration Date

	2004	12/7/2004	$1.90	10,000	12/7/2014
	2004	12/9/2005	$2.61	10,000	12/8/2015
	2009	4/13/2012	$4.03	10,000	4/13/2022
	2004	11/20/2006	$2.20	15,000	11/20/2016
	2004	1/23/2007	$2.37	20,000	1/23/2017
	2004	9/10/2007	$2.00	50,000	9/9/2017
	2004	12/6/2007	$1.30	25,000	12/6/2017
	2004	2/18/2008	$4.00	50,000	9/18/2018
Total Options				190,000

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

The Company used at various times the property owned by Retreat House, LLC, for off-site meetings and lodging. The property was owned individually by Dr. William A. Carter, Hemispherx’ Chief Executive Officer, through April 28, 2010, at which time it was transferred to Retreat House, LLC, a Virginia limited liability company that is owned by three of the children of William A. Carter and a Senior Primary Revocable Trust in which William A. Carter is the Trustee. Dr. Carter also is the Manager of Retreat House, LLC. We paid Retreat House, LLC approximately $0, $0 and $137,000 for the use of the property, off-site meetings and lodging at various times in 2013, 2012 and 2011, respectively. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert consultant, we were unable to gain assurance that the fees charged for conference and lodging by the Retreat House, LLC were reasonable when compared to commercially available alternatives in the same geographic market. As a result and effective November 15, 2011, Dr. Carter agreed to designate the property owned by Retreat House, LLC as both his home office and as a meeting place for a variety of Company business and social activities at no additional expense to the Company for the use of the property or lodging and agreed not to bill, either personally or through Retreat House LLC, or any other entity, for use of the Retreat House. Additionally, Dr. Carter shall be responsible for paying for all secretarial and receptionist services related to his work conducted in Florida and provide said services at no further expense to the Company. In return as reflected in his Amended Employment Contract, Dr. Carter was granted an increase in his base salary compensation and the Company shall supply the equipment necessary for full telephone, telefax, computer and internet access.

In December 2011, Kyle Carter was hired as a Data Control Clerk at the annual salary of $37,950. Mr. Carter is the Son of Dr. William A. Carter, our CEO. From December 2011 through June 2012, we employed Kyle Carter and paid approximately $8,000 and $3,000 in 2012 and 2011, respectively.

In June 2012, William Kramer was hired as a Clinical Research Associate at the annual salary of $68,284. Mr. Kramer is the Son-In-Law of Dr. William A. Carter, our CEO, and was paid approximately $38,000 in 2012 in salary. Additionally in 2012 on an as-needed basis, the Company utilized the services of Kramer Environmental Management, Inc. to develop standard operating procedures, compliance assessments, testing and obtain permits related to environmental issues. William Kramer is also the President of Kramer Environmental Management, Inc. and this organization was paid approximately $0, $20,000 and $0 by us during 2013, 2012 and 2011, respectively.

Katalin Kovari, M.D. was paid approximately $26,000, $25,000 and $28,000 in 2013, 2012 and 2011, respectively, for her part-time services to the Company as Assistant Medical Director. Dr. Kovari is the spouse of Dr. William A. Carter, our CEO.

Since October 2011, Peter Kovari was utilized as a part-time independent contractor for Hemispherx Biopharma Europe to undertake projects as a Clinical Programmer related to coordinating, programming, analyzing and evaluating clinical data for the Company at the rate of $20 per hour and was paid by us approximately $22,000, $12,000 and $6,000 in 2013, 2012 and 2011, respectively. Mr. Kovari is the nephew of Dr. Katalin Kovari, our Assistant Medical Director and spouse of Dr. William A. Carter, our CEO.

Thomas Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008 and join the Company as an Officer effective June 1, 2010. Mr. Equels has provided external legal services to us for several years through May 31, 2010 and his firm continues to support the Company. For 2013, 2012 and 2011, we paid Equels Law Firm approximately $181,000, $147,000 and $159,000, respectfully, for services rendered. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert, it was deemed that the hourly rates charged by Equels Law were reasonable when compared to the fee structure of a possible arms-length transaction from comparable firms in practice in the same market and of the similar size. The hourly rate fees from Equels Law Firm to us have remained the same for 2011, 2012 and 2013. Additionally beginning December 2012 with the approval of the Audit Committee, the Company began renting an office at Equels Law Firm for $3,000 per month for dedication to and utilization by Hemispherx personnel. For 2013, 2012 and 2011, we paid Equels Law Firm $36,000, $3,000 and $-0-, respectfully, for office rent based on a proration of the Firm’s current leasing fee less the cost for common area.

Richard C. Piani has been a Director since 1995 and our Lead director since April, 2005. For the benefit of our foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., the Company subleases a 2,000 square foot, fully furnished and equipped office with part-time administrative assistance located at 97 Rue Jean Jaures, Levallois, Perret, France (a suburb of Paris). The landlord for this sub-lease is Synholon Corporation, of which the son of Richard Piani is affiliated. For our convenience and benefit, we pay $4,000 each month to Mr. Piani to reimburse him for his direct rental of this office facility. For 2013, 2012 and 2011, we reimbursed Mr. Piani approximately $12,000, $48,000, and $48,000, respectively, for the rental of this office. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert, it was deemed that the rental fee charged to the Company was reasonable as compared to a possible arms-length transaction with comparable office facilities in the same geographic vicinity for similar commercial space of comparable quality and size in the same market. The office rental fee of $4,000 per month to us has remained constant since 2010. On May 23, 2013, Mr. Piani resigned as a member of the Board of Directors for health reasons. In order to continue to access Mr. Piani’s extensive knowledge and expertise, we engaged Mr. Piani as a consultant. The agreement with Mr. Piani is month-to-month with either party having the right to terminate with thirty days’ notice and is at a rate of $3,000 per month. We terminated this agreement effective December 31, 2013.
ITEM 14. Principal Accountant Fees and Services.

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by McGladrey LLP (“McGladrey”) for 2013 and 2012 were $265,800 and $312,223, respectively. The following table shows the aggregate fees for professional services rendered during the year ended December 31, 2013 and 2012.

	Amount ($)
	2013	2012
Description of Fees:
Audit Fees	$252,800	$280,350
Audit-Related Fees	13,000	31,873
Tax Fees	—	—
All Other Fees	—	—
Total	$265,800	$312,223

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

The Audit Committee has determined that McGladrey’s rendering of these audit-related services and all other fees were compatible with maintaining auditor’s independence. The Board of Directors considered McGladrey to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in 2013 and 2012.

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

(i)
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

10.19	Vendor Agreement extension with Bio Ridge Pharma, LLC dated August 14, 2012. (18)

10.20	Vendor Agreement extension with Armada Healthcare, LLC dated August 14, 2012. (18)
10.21	Advisor’s Agreement with The Sage Group dated June 15, 2013. (20)
10.22	Vendor Agreement extension with Armada Healthcare, LLC dated July 19, 2013. *
10.23	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 19, 2013. *
21	Subsidiaries of the Registrant. *
23.1	McGladrey LLP consent. *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *
101
The following materials from Hemispherx’ Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

_______________________________________________________

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

(15)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed September 23, 2011 and is hereby incorporated by reference.

(16)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed December 12, 2011 and is hereby incorporated by reference.

(17)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 1-13441) for the year ended December 31, 2011 and is hereby incorporated by reference.

(18)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed August 15, 2012 and is hereby incorporated by reference.

(19)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed August 23, 2012 and is hereby incorporated by reference.

(20)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended June 30, 2013 and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By:	/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer

March 14, 2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ William A. Carter	Chairman of the Board,	March 14, 2014
William A. Carter, M.D.	Director, Chief Executive
Officer, President and Chief
Scientific Officer

/s/ Thomas K. Equels	Executive Vice Chairman of	March 14, 2014
Thomas K. Equels	the Board, Director,
Secretary and General
Counsel

/s/ Peter W. Rodino	Director	March 14, 2014
Peter W. Rodino

/s/ William Mitchell	Director	March 14, 2014
William Mitchell, M.D., Ph.D.

/s/ Iraj E. Kiani	Director	March 14, 2014
Iraj E. Kiani, N.D., Ph.D.

/s/ Thomas K. Equels	Chief Financial Officer	March 14, 2014
Thomas K. Equels

HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hemispherx Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of Hemispherx Biopharma, Inc. listed in ITEM 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP
Blue Bell, Pennsylvania
March 14, 2014

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012
(in thousands, except for share and per share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$803	$2,212
Marketable securities- unrestricted	17,391	27,241
Marketable securities- restricted	—	14,500
Inventories	—	453
Prepaid expenses and other current assets	358	322
Total current assets	18,552	44,728
Property and equipment, net	5,053	5,292
Patent and trademark rights, net	1,080	1,034
Construction in progress	7,046	6,580
Other assets	136	65
Total assets	$31,867	$57,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,271	$2,157
Accrued expenses	1,228	3,395
Margin account loan	—	7,051
Current portion of capital lease	33	46
Total current liabilities	2,532	12,649
Long-term liabilities:
Long-term portion of capital lease	23	55
Redeemable warrants	14	295
Total liabilities	2,569	12,999
Commitments and contingencies (Notes 11, 13, 14, 16, 19 & 20)
Stockholders’ equity :
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 168,660,370 and 166,490,190, respectively	168	166
Additional paid-in capital	289,563	288,671
Unrealized loss	(114)	(43)
Accumulated deficit	(260,319)	(244,094)
Total stockholders’ equity	29,298	44,700
Total liabilities and stockholders’ equity	$31,867	$57,699

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)

	Years ended December 31,
	2013	2012	2011
Revenues:
Clinical treatment programs	$150	$213	$161
Total Revenues	150	213	161
Costs and Expenses:
Production/cost of goods sold	1,234	1,989	1,043
Research and development	8,360	9,508	6,722
General and administrative	7,723	9,056	6,691
Total Costs and Expenses	17,317	20,553	14,456
Operating loss	(17,167)	(20,340)	(14,295)
Interest and other income	791	1,606	624
Impairment loss	(800)	(9)	—
Interest expense	(16)	(24)	(41)
Gain from sale of income tax operating losses	686	1,328	2,272
Redeemable warrants valuation adjustment	281	85	2,425
Net loss	(16,225)	(17,354)	(9,015)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on securities	(871)	331	(311)
Reclassification adjustments for impairment losses included in net loss	800	9	—
Less: Premium amortization and realized losses	—	6	896
Net comprehensive loss	$(16,296)	$(17,008)	$(8,430)
Basic and diluted loss per share	$(0.10)	$(0.12)	$(0.07)
Weighted average shares outstanding basic and diluted	167,325,584	141,016,935	135,432,395

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands except share data)

	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity
Balance January 1, 2011	135,241,609	$135	$264,511	$(974)	$(217,725)	$45,947
Shares issued for:
Settlement of accounts payable and accrued expenses	145,440	—	71	—	—	71
Equity-based compensation	255,254	1	376	—	—	377
Net comprehensive loss	—	—	—	585	(9,015)	(8,430)
Balance December 31, 2011	135,642,303	136	264,958	(389)	(226,740)	37,965
Shares issued for:
Settlement of accounts payable	1,111,397	1	383	—	—	384
Shares sold at the market	29,496,743	29	22,974	—	—	23,003
Equity-based compensation	239,747	—	356	—	—	356
Net comprehensive loss	—	—	—	346	(17,354)	(17,008)
Balance December 31, 2012	166,490,190	166	288,671	(43)	(244,094)	44,700
Shares issued for:
Settlement of accounts payable	1,196,769	1	268	—	—	269
Shares sold at the market	973,411	1	248	—	—	249
Equity-based compensation	—	—	376	—	—	376
Net comprehensive loss	—	—	—	(71)	(16,225)	(16,296)
Balance December 31, 2013	168,660,370	$168	$289,563	$(114)	$(260,319)	$29,298

See accompanying notes to consolidated financial statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(16,225)	$(17,354)	$(9,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	671	643	465
Amortization and abandonment of patent and trademark rights	196	40	165
Redeemable warrants valuation adjustment	(281)	(85)	(2,425)
Equity based compensation (stock option, warrant and service expense)	376	356	377
Other-than-temporary impairment of marketable securities	800	9	69
Inventory reserve	453	1,023	—
Changes in assets and liabilities:
Inventories	—	(579)	(110)
Prepaid expenses and other assets	(36)	200	(247)
Accounts payable	(617)	860	424
Accrued expenses	(2,167)	1,751	201
Net cash used in operating activities	(16,830)	(13,136)	(10,096)
Cash flows from investing activities:
Purchases of property, equipment and construction in progress	(898)	(5,755)	(1,802)
Additions to patent and trademark rights	(242)	(211)	(234)
Office rental deposit	(71)	—	—
Deposits on capital leases refunded (paid)	—	6	(4)
Maturities of short-term and long-term marketable securities	23,479	22,658	20,896
Purchase of short-term and long-term marketable securities	—	(32,765)	(10,201)
Net cash (used in) provided by investing activities	$22,268	$(16,067)	$8,655

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	$249	$23,003	$—
Payments on capital leases	(45)	(47)	(71)
Proceeds from (payments on) Margin Account Loan	(7,051)	5,356	1,695
Net cash provided by (used in) financing activities	(6,847)	28,312	1,624
Net increase (decrease) in cash and cash equivalents	(1,409)	(891)	183
Cash and cash equivalents at beginning of year	2,212	3,103	2,920
Cash and cash equivalents at end of year	$803	$2,212	$3,103
Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$269	$384	$71
Equipment acquired by capital leases	$—	$—	$62
Unrealized gain (loss) on marketable securities	$(71)	$346	$(585)
Supplemental disclosure of cash flow information:
Capitalized construction interest	$143	$85	$—
Cash paid for interest expense	$16	$24	$41

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business
Hemispherx Biopharma, Inc. (“Company”) is a specialty pharmaceutical engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. The Company was founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, the Company has established a strong foundation of laboratory, pre-clinical, and clinical data with respect to the development of natural interferon nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.
The Company's current strategic focus is derived from four applications of its two core pharmaceutical technology platforms Ampligen® and Alferon N Injection®. The commercial focus for Ampligen® includes application as a treatment for Chronic Fatigue Syndrome ("CFS") and as an influenza vaccine enhancer (adjuvant) for both therapeutic and preventative vaccine development. Alferon N Injection® is an FDA approved product with an indication for refractory or recurring genital warts. Alferon® LDO (Low Dose Oral) is a formulation under development targeting influenza.

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. The Company’s foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., was established in Belgium in 1998, and has minimal activity. All significant intercompany balances and transactions have been eliminated in consolidation. Certain items in these financial statements have been reclassified to conform to the current period presentation.

(2)	Summary of Significant Accounting Policies
(a) Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash and money market accounts and total $803,000 and $2,212,000 at December 31, 2013 and 2012, respectively.

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

(c) Property and Equipment

	(in thousands) December 31,
	2013	2012
Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	5,093	4,662
Leasehold improvements	85	85
Total property and equipment	9,387	8,956
Less: accumulated depreciation and amortization	(4,334)	(3,664)
Property and equipment, net	$5,053	$5,292

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company’s New Brunswick, NJ facility. As of December 31, 2013, construction in progress was $7,046,000 as compared to $6,580,000 at December 31, 2012. The Company capitalized $143,000 and $85,000 of interest charges in 2013 and 2012, respectively, related to the construction in progress.

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

The Company applies the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740-10 Uncertainty in Income Taxes. There has been no material change to the Company’s tax position as they have not paid any corporate income taxes due to operating losses. All tax benefits will likely not be recognized due to the substantial net operating loss carryforwards which will most likely not be realized prior to expiration. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

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

(i) Recent Accounting Standards and Pronouncements

The FASB issued Accounting Standards Updates (“ASU”) 2012-1 through 2014-05. These updates did not have a significant impact on the financial statements.

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

(k) Accounts Receivable

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process. The Company does not require collateral on its receivables. The Company did not have any receivables as of December 31, 2013 and 2012.

(l) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants related to 87,498,004, 34,701,415 and 54,242,702 shares, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2013, 2012 and 2011, respectively, since their effect is antidilutive.

(m) Reclassifications

Certain amounts in the consolidated financial statements for the years ended December 31, 2012 and 2011 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2013. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

(3)	Inventories
The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	2013	2012
Inventory work-in-process, January 1	$453	$897
Production	—	579
Spoilage	(453)	(1,023)
Inventory work-in-process, December 31	$—	$453

As of December 31, 2012, all of the Company's lots of Alferon® Work-In-Process Inventory had completed the fill, finish and packaging process. The inventory was not classified as finished goods until stability and release testing were concluded and it is confirmed by the U.S. Food and Drug Administration ("FDA") that the product could be commercially sold as is.

In April 2012, FDA reviewers raised certain questions about the status of the Company's existing lots of older Work-In-Process Alferon® materials and Alferon® Active Pharmaceutical Ingredient (“API”), which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, the Company concluded that it could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots were not submitted to the FDA to request release for commercial sale and their remaining dollar value was written-off in 2013.

(4)	Options and Equity Warrants
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

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the options and equity warrants was estimated based on historical option and equity warrant holders' behavior and represents the period of time that options and equity warrants are expected to be outstanding. The fair values of the options and equity warrants granted, were estimated based on the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.14%-1.40%	0.61%- 0.86%	0.83%- 2.24%
Expected dividend yield	0	0	0
Expected life	1-5 years	5 years	5 years
Expected volatility	89.727%-118.22%	108.76%-112.35%	104.29%-105.91%
Weighted average grant date fair value for options and equity warrants issued	$0.14 per option/warrant for 4,120,000 options/equity warrants	$0.23 per option/warrant for 1,499,000 options/equity warrants	$0.26 per option/warrant for 1,310,000 options/equity warrants

For stock options or equity warrants granted to employees and non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes-Merton pricing method. The Company amortizes such cost over the related period of service.

The exercise price of all stock options and equity warrants granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant.

Stock option activity during the years ended December 31, 2011, 2012 and 2013 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2011	7,222,480	$2.35	6.21	—
Granted	1,030,000	0.41	9.51	—
Forfeited	—	—	0	—
Outstanding December 31, 2011	8,252,480	$2.11	5.75	—
Granted	1,199,000	0.45	9.51	—
Forfeited	(10,000)	1.30	5.50	—
Outstanding December 31, 2012	9,441,480	$1.90	5.35	—
Granted	1,170,000	0.36	9.49	—
Forfeited	—	—	0	—
Outstanding December 31, 2013	10,611,480	$1.73	4.92	—
Vested and expected to vest at December 31, 2013	10,086,480	$1.79	4.55	—
Exercisable at December 31, 2013	10,086,480	$1.79	4.55	—
The weighted-average grant-date fair value of employee options granted during the year 2013 was $222,000 for 1,170,000 options at $0.19 per option, the year 2012 was $284,000 for 1,199,000 options at $0.24 per option and during the year 2011 was $293,000 for 1,030,000 options at $0.28 per option.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2011	50,555	$1.33	7.60	—
Granted	140,000	0.33	9.93	—
Vested	(42,222)	0.95	7.38	—
Forfeited	—	—	0	—
Outstanding December 31, 2011	148,333	$0.49	9.52	—
Granted	509,708	0.43	9.52	—
Vested	(131,668)	0.36	9.04	—
Forfeited	(10,000)	1.30	5.50	—
Outstanding December 31, 2012	516,373	$0.45	9.43	—
Granted	595,000	0.24	9.20	—
Vested	(586,373)	0.38	9.26	—
Forfeited	—	—	0	—
Outstanding December 31, 2013	525,000	$0.29	8.38	—

The weighted-average grant-date fair value of employee unvested stock options granted during the year 2013 was $100,000 for 595,000 options at $0.24 per option, during the year 2012 was $120,558 for 509,708 options at $0.24 per option and during the year 2011 was $24,000 for 140,000 options at $0.17 per option.

Stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2011	2,848,432	$2.03	5.80	—
Granted	280,000	0.27	9.88	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2011	3,128,432	$1.87	5.25	—
Granted	300,000	0.29	9.50	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2012	3,428,432	$1.73	4.71	—
Granted	850,000	0.56	9.53	—
Exercised	—	—	—	—
Forfeited	(150,000)	2.00	—	—
Outstanding December 31, 2013	4,128,432	$1.48	5.01	—
Vested and expected to vest at December 31, 2013	3,657,599	$1.86	4.53	—
Exercisable at December 31, 2013	3,657,599	$1.86	4.53	—

The weighted-average grant-date fair value of non-employee options granted during the year 2013 was $131,000 for 850,000 options at $0.15 per option, during the year 2012 was $59,922 for 300,000 options at $0.20 per option and during the year 2011 was $51,000 for 280,000 options at $0.18 per option.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2011	102,084	$2.63	3.54	—
Granted	200,000	0.21	10.00	—
Vested	(45,834)	2.81	1.50	—
Forfeited	—	—	—	—
Outstanding December 31, 2011	256,250	$0.71	8.50	—
Granted	300,000	0.29	9.50	—
Vested	(345,828)	0.53	7.95	—
Forfeited	—	—	—	—
Outstanding December 31, 2012	210,422	$0.40	9.68	—
Granted	470,833	0.25	9.61	—
Vested	(210,422)	0.40	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2013	470,833	$0.25	9.61	—

The impact on the Company’s results of operations of recording stock-based compensation for the year ended December 31, 2013 was to increase general and administrative expenses by approximately $376,000 and had no effect on earnings per share, for the year ended December 31, 2012 was to increase general and administrative expenses by approximately $356,000 and had no effect on earnings per share, and for year ended December 31, 2011 was to increase general and administrative expenses by approximately $377,000 and had no effect on earnings per share.

As of December 31, 2013 and 2012, there was $177,000 and $232,000, respectively, of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans. Stock-based compensation related to options granted under the Equity Incentive Plans will be recorded over the vesting period which is typically one year or upon reaching agreed upon company and/or individual performance milestones being met which is indefinite.
(5) Marketable Securities - Unrestricted

Marketable securities consist of fixed income securities with remaining maturities of greater than three months at the date of purchase, debt securities and equity securities. For the twelve months ended December 31, 2013 and 2012, it was determined that some of the Marketable Securities had other than temporary impairments of approximately $800,000 and $9,000, respectively. At December 31, 2013, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard. At December 31, 2012, all of these securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see Note 19: Fair Value).

Securities classified as available for sale consisted of:

December 31, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$17,504	$116	$(229)	$17,391	$17,391	$—
Totals	$17,504	$116	$(229)	$17,391	$17,391	$—

December 31, 2012
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$27,230	$11	$—	$27,241	$27,241	$—
Totals	$27,230	$11	$—	$27,241	$27,241	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

December 31, 2013
(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$12,460	$(229)	$—	$—	$12,460	$(229)
Totals	1	$12,460	$(229)	$—	$—	$12,460	$(229)

December 31, 2012

There were no unrealized losses on investments with continuous unrealized losses for less than 12 months and 12 months or greater as of December 31, 2012.

(6)	Marketable Securities - Restricted
A Margin Account was established on July 26, 2011 for which the Company needs to pledge, restrict from sale and segregate marketable securities at an approximate ratio range of two to one, based on the diversity of securities pledged as collateral, for those funds withdrawn and outstanding (see Note 20: Margin Account Loan).

There were no restricted marketable securities as of December 31, 2013 as all amounts borrowed under the Margin Account were repaid in 2013 (see Note 20: Margin Account Loan).

As of December 31, 2012, restricted marketable securities consisted of corporate bonds with remaining maturities of greater than three months at the date of purchase, debt securities and mutual funds. As of December 31, 2012, it was determined that none of the Marketable Securities had other-than-temporary impairments. At December 31, 2012, all restricted securities were classified as restricted from sale investments and $13,499,000 were measured as level 1 instruments and $1,001,000 were measured as level 2 instruments of the fair value measurements standard (see Note 19: Fair Value).

Securities classified as restricted from sale consisted of:

December 31, 2012
(in thousands)

Securities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Corporate Bonds	$3,503	$1	$0	$3,504	$3,504	$0
Mutual Funds	11,049	0	(53)	10,996	10,996	0
Totals	$14,552	$1	$(53)	$14,500	$14,500	$0

 Unrealized losses on investments restricted from sale

There were no unrealized losses on investments restricted from sale as of December 31, 2013 as all amounts borrowed under the Margin Account were repaid in 2013. Investments restricted from sale with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

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
During the years ended December 31, 2013, 2012 and 2011, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges of $176,000, $25,000 and $147,000, respectively, which are included in research and development. Amortization expense was $20,000, $15,000 and $17,000 in 2013, 2012 and 2011, respectively. The total cost of the patents was $1,193,000 and $1,131,000 as of December 31, 2013 and 2012, respectively. The accumulated amortization as of December 31, 2013 and 2012 is $113,000 and $97,000, respectively. In 2013, additions to patent costs were $242,000 and adjustments for fully amortized and abandoned patents had costs of $180,000 and accumulated amortization of $4,000. In 2012, additions to patent costs were $211,000 and adjustments for fully amortized and abandoned patents had costs of $47,000 and accumulated amortization of $22,000.

Amortization of patents and trademarks for each of the next five years is as follows: 2014 - $20,000; 2015 - $20,000; 2016 - $20,000; 2017 - $20,000 and 2018 - $20,000. No amortization expense is recognized related to patents that are pending.

(8)	Accrued Expenses
Accrued expenses at December 31, 2013 and 2012 consists of the following:

	(in thousands) December 31,
	2013	2012
Compensation	$378	$2,131
Professional fees	270	466
Accrued Alferon production costs	51	70
Other expenses	529	615
Due for returned product	—	113
	$1,228	$3,395

(9)	Stockholders' Equity
(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. There were no Preferred Shares issued and outstanding at December 31, 2013 and 2012.

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

As of December 31, 2013 and 2012, 168,660,370 shares and 166,490,190 shares were outstanding, respectively.

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

On July 23, 2012, the Company entered into a new Equity Distribution Agreement (the “New EDA”) with Maxim pursuant to which the Company may sell up to $75,000,000 worth of its shares of Common Stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to the Company’s Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, the Company filed a Prospectus Supplement with the Securities and Exchange Commission related to increasing the offering from 12,000,000 to 20,000,000 shares under the New ATM. On October 5, 2012, the Company filed an updated Prospectus Supplement to revise the New EDA for an aggregate of 40,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the ATM. On December 23, 2013, the Company filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the new EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the ATM. As of December 31, 2013, the Company had sold an aggregate of approximately 30,470,000 shares that resulted in net cash proceeds of approximately $23,003,000 after direct expenses along with commissions paid to Maxim for approximately $828,000.

The Company plans to use the net proceeds from the offering as follows: (1) Costs to upgrade the Alferon N Injection® manufacturing facility and to prepare for the FDA pre-approval inspections of the Ampligen® facility, (2) Potential new preclinical or clinical studies in order to gain commercial approval for Ampligen® and broader approvals for Alferon® and Alferon LDO®, (3) Working capital to build and maintain sufficient inventory by procuring raw materials, supplies and other items for the New Brunswick manufacturing facility, as well as to remunerate outside contractors for necessary services, such as, final filling and finishing operations in order to meet any anticipated demand from normal operations as well as through the possible pursuit of other disease areas and/or geographic regions that may present themselves, (4) Pursuit of potential partnering opportunities for Ampligen®, (5) Potential establishment of sales and marketing capabilities, as well as consideration towards the expansion of the Company’s manufacturing capacity.

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

	2011			2012			2013
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	262,000	2.75-4.03	$3.05	262,000	2.75-4.03	$3.05	200,000	2.75	$2.75
Granted	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	(62,000)	4.03	4.03	(200,000)	2.75	2.75
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	262,000	2.75-4.03	$3.05	200,000	$2.75	$2.75	—	$—	$—
Exercisable	262,000	2.75-4.03	$3.05	200,000	$2.75	$2.75	—	$—	$—
Weighted average remaining contractual life (years)	2.86 years			0.83 years			0
Exercised in current and prior years	(27,215)			(27,215)			(27,215)
Available for future grants	—			—			—

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

Information regarding the options approved by the Board of Directors under the Equity Plan is summarized below:

	December 31, 2011			December 31, 2012			December 31, 2013
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	6,640,934	1.30-6.00	2.66	6,640,934	1.30-6.00	2.66	6,630,934	1.30-6.00	2.66
Granted	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	(10,000)	1.30	1.30	(150,000)	2.00	2.00
Exercised	—	—	—	—	—	—	—	—	—
Outstanding end of year	6,640,934	1.30-6.00	2.66	6,630,934	1.30-6.00	2.66	6,480,934	1.30-6.00	2.68
Exercisable	6,625,934	1.30-6.00	2.66	6,630,934	1.30-6.00	2.66	6,480,934	1.30-6.00	2.68
Weighted average remaining contractual life (years)	4-5 years			3-4 years			2-3 years
Available for future grants	10,019			10,019			170,019

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

	December 31, 2011			December 31, 2012			December 31, 2013
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17
Granted	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Outstanding end of year	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17
Exercisable	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17
Remaining contractual life	6.81 years			5.81 years			4.81 years
Available for future grants	19,626			19,626			19,626

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

	December 31, 2011			December 31, 2012			December 31, 2013
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding beginning at year	1,879,978	0.52-2.81	0.92	3,189,978	0.21-2.81	0.70	4,688,978	0.21-4.03	0.61
Granted	1,310,000	0.21-0.55	0.38	1,499,000	0.29-4.03	0.42	2,020,000	0.22-2.00	0.40
Forfeited	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Outstanding end of year	3,189,978	0.21-2.81	0.70	4,688,978	0.21-4.03	0.61	6,708,978	0.21-4.03	0.55
Exercisable at end of year	2,856,645	0.21-2.81	1.57	3,962,183	0.21-4.03	0.61	5,713,145	0.21-4.03	0.55
Remaining contractual life	6.81 years			7.67 years			8.21 years
Available for future grants	9,765,847			6,907,247			3,090,478

(ii) Stock Warrants

Stock warrants are issued as needed by the Board of Directors and have no formal plan.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the warrants was estimated based on historical option holder’s behavior and represents the period of time that options are expected to be outstanding. The fair values of the warrants granted in 2013, were estimated based on the following weighted average assumptions:

December 31, 2013
Risk-free interest rate	0.14%-1.40%
Expected dividend yield	—
Expected life	2.5 years
Expected volatility	89.73%-118.22%
Weighted average grant date fair value of warrants issued	$0.11 for 2,100,000 warrants

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	December 31, 2011			December 31, 2012			December 31, 2013
	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price
Outstanding beginning at year	10,983,246	0.51-3.60	$1.61	10,978,246	0.51-1.65	$1.55	11,128,246	0.51-2.00	$1.44
Granted	—	—	—	150,000	0.89-2.00	$1.30	2,100,000	0.25-0.50	$0.33
Forfeited	(5,000)	3.60	$3.60	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Outstanding end of year	10,978,246	0.51 –1.65	$1.55	11,128,246	0.51 –2.00	$1.44	13,228,246	0.25-2.00	$1.26
Exercisable	10,978,246	0.51-1.65	$1.55	11,128,246	0.51-2.00	$1.44	11,328,246	0.50-2.00	$1.42
Weighted average remaining contractual life	2.9 years			2.0 years			1.5 years
Years exercisable	2012-2019			2013-2022			2014-2023

Stock warrants are issued at the discretion of the Board. In 2013, warrants to purchase 2,100,000 shares were issued to independent contractors or consultants for services.

Certain of the stock warrants outstanding are subject to adjustments for stock splits and dividends.

No warrants were exercised during 2011, 2012 or 2013.

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

(1	0) Segment and Related Information
The Company operates in one segment, which performs research and development activities related to Ampligen® and other drugs under development, and sales and marketing of Alferon®. The Company’s revenues for the three year period ended December 31, 2013, were earned in the United States.

The Company employs an insignificant amount of net property and equipment in its foreign operations, which has minimal activity.

(11)	Research, Consulting and Supply Agreements
Since October 2005, the Company has engaged the Sage Group, Inc. (“Sage”), a health care, technology oriented, strategy and transaction advisory firm, to assist the Company in obtaining a strategic alliance in Japan for the use of Ampligen® in treating Chronic Fatigue Syndrome (“CFS”). On December 14, 2011, the Company agreed to a Second Amended Adviser’s Agreement for twenty-four months with Sage, effective June 15, 2011, that amends and supersedes all other agreements and arrangements between the parties. Further, this Agreement may be terminated by the Company for cause after the Company delivers written notice to Adviser of a failure to perform and such failure is not cured within fifteen (15) days. Sage will assist the Company to identify, qualify, negotiate and close one or more licensing, partnering, alliance or similar transactions pertaining to the Company’s products and technology including, but not limited to, any and all uses of Ampligen®, Alferon® and related intellectual property as well as acquisition of companies in whole or in part and the sale or the merger of Company (“Transactions”). In consideration for services performed or attributed to Sage resulting in Transactions, Sage is entitled to a monthly “Adviser’s Fee” of $20,000, a one-time distribution of 200,000 Options that vest proportionately over 18 months with an exercise price of 110% of the closing price of the Company Stock on the NYSE Amex on the closing price of the day preceding the execution date of the agreement plus preapproved expenses along with the potential for a “Success Fee” of five percent (5)% of all consideration that is capped at $5,000,000 per annum for Transactions introduced to the Company by Sage. However, it is the intention of the parties that Sage be an active participant in all material Transactions of the Company. A Transaction can occur during the Term of the agreement or 18 months thereafter. The Company incurred approximately $337,000, $545,000 and $314,000 in fees to Sage for the years ended December 31, 2013, 2012 and 2011, respectively, pursuant to this and earlier agreements. R. Douglas Hulse, the Company’s former President and Chief Operating Officer, is a member and an Executive Director of Sage.

On October 2, 2011, the Company finalized their Fourth Amendment to a Supply Agreement, effective through March 11, 2014, with Jubilant Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. The Company is working towards a long-term amendment to the existing Supply Agreement which may contain additional fees as part of entering into the extension. The Company incurred no fees for the years ended December 31, 2013, 2012 and 2011, respectively, pursuant to this agreement.

On September 6, 2011, the Company executed an amended agreement with Armada Healthcare, LLC (“Armada”) to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. On August 14, 2012, it was mutually agreed upon to extend this agreement for one year subject to the same terms and conditions. On July 23, 2013, the agreement with Armada was again extended for a one year period through August 14, 2014 under the same terms and conditions. The Company incurred no fees for the years ended December 31, 2013, 2012 and 2011, pursuant to original and amended agreements.

On September 6, 2011, the Company executed a new agreement with specialty distributor, BioRidge Pharma, LLC (”BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. On August 14, 2012, it was mutually agreed upon to extend this agreement for one year subject to the same terms and conditions. On July 23, 2013, the agreement with BioRidge was again extended for a one year period through August 14, 2014 under the same terms and conditions. The Company incurred approximately fees of $21,000, $21,000 and $5,250 for the years ended December 31, 2013, 2012 and 2011, respectively, pursuant to the agreement.

The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 2013, 2012 and 2011, the Company incurred approximately $1,769,000, $1,561,000 and $1,580,000, respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was effective as of January 1, 2010. For 2013, 2012 and 2011, the Company contributions towards the 401(k) Plan were $171,000, $138,000 and $148,000 respectively.

(13)	Royalties, License and Employment Agreements
The Company had contractual agreements with the same five Officers in 2013, 2012 and 2011. The aggregate annual base compensation for these Officers under their respective contractual agreements for 2013, 2012 and 2011 was $2,788,000, $2,578,000 and $2,299,000 respectively. The 2013 officers compensation includes $238,000 of severance salary to the former CFO due to his resignation effective December 27, 2013. In addition, certain of these Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. In 2013, 2012 and 2011, Executive Officers’ bonuses of $0, $478,000 and $486,000 respectively were granted. Additionally, on November 26, 2012, the Company’s Compensation Committee authorized bonuses per Section 3(c)(ii) of their respective Employment Agreements to Dr. Carter and Mr. Equels based on the contractual obligation and opinion of independent legal counsel of approximately $12,000 and $1,159,000 in 2013 and 2012, respectively, to each Dr. Carter and Mr. Equels.

In 2013, equity was granted as a form of compensation to these Officers:

•	Senior Vice President of Operations was granted 50,000 ten year options to purchase common stock at $0.24 per share which vest in entirety in one year; and

•	Chief Executive Officer was granted 500,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year; and

•	Chief Executive Officer was granted 150,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year; and

•	General Counsel was granted 300,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year, and;

•	General Counsel was granted 150,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year.

In 2012, equity was granted as a form of compensation to these Officers:

•	Chief Executive Officer was granted 100,000 ten year options to purchase common stock at $0.29 per share which vest in entirety in one year;

•	Chief Executive Officer was granted 500,000 ten year options to purchase common stock at $0.31 per share which vested immediately;

•	Chief Executive Officer was granted 10,000 ten year options, as replacement for similar options that had expired, to purchase common stock at $4.03 per share which vested immediately;

•	General Counsel was granted 100,000 ten year options to purchase common stock at $0.29 per share which vest in entirety in one year;

•	General Counsel was granted 300,000 ten year options to purchase common stock at $0.31 per share;

•	Chief Medical Officer was granted 10,000 ten year options, as replacement for similar options that had expired, to purchase common stock at $4.03 per share which vested immediately;

•	Senior Vice President of Operations was granted 50,000 ten year options to purchase common stock at $0.29 per share which vest in entirety in one year;

•	Senior Vice President was granted 50,000 ten year options to purchase common stock at $0.29 per share which vest in entirety in one year; and

•	Vice President of Quality Control was granted 30,000 ten year options to purchase common stock at $0.85 per share which vest in entirety in one year.

In 2011, equity was granted as a form of compensation to these Officers:

•	Chief Executive Officer was granted 500,000 ten year options to purchase common stock at $0.41 per share which vested immediately;

•	General Counsel was granted 300,000 ten year options to purchase common stock at $0.41 per share;

•	Chief Financial Officer was granted 100,000 ten year options to purchase common stock at $0.31 per share which vests in entirety in one year;

•	Senior Vice President of Operations was granted 90,000 ten year options to purchase common stock at $0.55 per share; and

•	Vice President of Quality Control was granted 40,000 ten year options to purchase common stock at $0.37 per share which vest over one year.
The Company recorded stock compensation expense of $219,000, $262,000 and $271,000, respectively, during the years ended December 31, 2013, 2012 and 2011 respectively with regard to these issuances.

An agreement was made and entered into as of the 31st day of December, 2008 with Robert E. Peterson. Mr. Peterson was previously engaged by the Company as its Chief Financial Officer pursuant to an Amended And Restated Engagement Agreement (“Engagement Agreement”) made as of March 11, 2005.

•
For a period of thirty-six (36) months following the Effective Date of December 31, 2008, shall engage Peterson as a part time advisor to the Company’s Chief Executive Officer and shall pay to Peterson for such services (“Advisory Services”) the sum of four thousand dollars ($4,000) per month, payable monthly with the first monthly payment being due and payable one month after the Effective Date. These payments and services concluded on December 31, 2011;

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

As a result of Financial Transactions completed through the sale of Company Stock, in accordance with the Peterson One Per Cent Fee, and his monthly consulting fee, Mr. Peterson was due $2,489, $$231,839 and $48,000 for 2013, 2012 and 2011.

(14)	Leases
The Company has a non-cancelable escalating operating lease as amended, for the space in which its principal office is located. The term of the lease for the Philadelphia, Pennsylvania offices is currently through July 1, 2018. Approximate future minimum payments under these operating lease obligations are as follows

For The Years Ending	(In Thousands)
December 31,
2014	$151
2015	154
2016	157
2017	161
2018	68
Thereafter	—
$691

Rent expense charged to operations for the years ended December 31, 2013, 2012 and 2011 amounted to approximately $183,000 $210,000 and $215,000 respectively.
(15)Income Taxes (FASB ASC 740 Income Taxes) And Subsequent Event
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

As of December 31, 2012, the Company has approximately $119,000,000 of federal net operating loss carryforwards (expiring in the years 2013 through 2032) available to offset future federal taxable income. The Company also has approximately $36,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2032) and approximately $17,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2030 through 2032) available to offset future state taxable income. In January 2013, the Company effectively sold $8,500,000 of its New Jersey state net operating loss carryforwards for the years 2010 and 2011 for approximately $686,000.

As of December 31, 2013, the Company has approximately $134,000,000 of federal net operating loss carryforwards (expiring in the years 2018 through 2033) available to offset future federal taxable income. The Company also has approximately $37,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2019 through 2033) and approximately $25,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2019 and 2020) available to offset future state taxable income. In February 2014, the Company effectively sold $13,900,000 of its New Jersey state net operating loss carryforward for the year 2012 for approximately $1,126,000.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2013 and 2012.

The components of the net deferred tax asset of December 31, 2013 and 2012 consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2013	2012
Net operating losses	$45,578	$40,442
Amortization & depreciation	76	(1,503)
Research and development costs	2,842	3,233
Stock compensation	128	121
Inventory reserve	—	348
Total	48,624	42,641
Less: Valuation allowance	(48,624)	(42,641)
Balance	—	—
(16)Contingencies

(a)	Stephanie A. Frater v. Hemispherx Biopharma, Inc., William A. Carter, David Strayer and Wayne Pambianchi, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:12-cv-07152-WY.

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

On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendents' motion to dismiss the Amended Complaint, and on February, 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for completion of all fact discovery. On February 25, 2014, defendents filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.

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

On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. The Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment. On April 10, 2013, the Court entered an order staying this case pending the outcome of Defendants' motion to dismiss the securities class action. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. After the Court in the federal securities class action denied the defendants' motion to dismiss on January 24, 2014, counsel for the parties met and conferred regarding case management, and those discussions are continuing.

On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. The Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendant's Motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. After the Court in the federal securities class action denied the defendants' motion to dismiss on January 24, 2014, counsel for the parties met and conferred regarding case management, and those discussions are continuing.

On June 18, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. The SLC issue its report and recommendation on December 20, 2013, and concluded that the allegations of this matter were unfounded and recommended that the litigation be dismissed. On January 20, 2014, the SLC moved to dismiss the Complaint. Since the SLC filed its motion to dismiss, plaintiffs have served document requests on the SLC, noticed the depositions of the SLC members, and served a subpoena on the SLC's counsel McCarter & English LLP. The SLC responded to plaintiff's document request on March 6, 2014, and produced responsive documents the same day. McCarter & English's response to plaintiff's subpoena is due by March 20, 2014, and its deposition has been tentatively scheduled for April 15, 2014.

The Company intends to vigorously defend these actions. The potential impact of these actions, which seek unspecified damages, equitable relief, attorneys' fees and expenses, is uncertain. There can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on the Company's business, results of operations and financial condition.

(d)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al.,U.S. District Court for the Southern District of Florida, Case No. 4-10129-CIV.
In December 2004, the Company filed a multi-count complaint in U.S, Federal Court (Southern District of Florida) which was granted by the Court in August 2010 whereby Hemispherx was awarded $188 million, plus interest against Johannesburg Consolidated Investments (“JCI”) and former JCI officers R.B. Kebble and H.C. Buitendag. The Company is attempting to domesticate the Final Judgment in South Africa and is being assisted by the South African law firm of Webber Wentzel. The action to domesticate has been filed in South Africa. No gain has been recorded for this judgment as it is too early in these proceedings to predict an outcome. As required by South African law, on October 11, 2011, Hemispherx has posted security bond of $66,873 related to the JCI proceedings and a second bond of $25,200 was posted in July 2012 related our proceedings against the Estate of Kebble. Hemispherx and the other parties to the domestication action are seeking to convene an arbitral panel in South Africa to decide the domestication issue in Johannesburg on May 5 through 9, 2014.

(e)	MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc., Civil Action No. 1:9-CV-3110-CAP.

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

As of November 1, 2013, no informed judgment can be made as to the likely outcome and Counsel is unable to provide a precise estimate of the merits or probability of success of the MidSouth claims. The maximum amount sought by MidSouth is $4,800,000, but Counsel believes the realistic exposure is substantially less than that. On March 3, 2014, the jury in the MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc. case returned a verdict in favor of the Company and against MidSouth on all claims. We cannot predict whether MidSouth may seek a new trial or appeal from the adverse judgment.

(f)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 9-549-GMS.
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

The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On April 22, 2013 the Parties submitted Proposed Findings of Fact and Conclusions of Law, and on April 26, 2013, submitted hyperlinked copies to the Court pursuant to the Court's Order. In February and March of 2014, the Company’s counsel advised the Court that certain rulings in a similar matter undercut certain factual and legal arguments advanced by the Plaintiff at, and subsequent to the trial. There can be no estimate of when the Court may rule on the case.

As of March 13, 2014, no informed judgment can be made as to the likely outcome and Counsel is unable to provide an estimate of the merits or probability of success of the Cato claims or a range of potential recovery or loss.

(g)	Summation.
In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified in Contingency (a), (b), (c), (e) and (f). There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the years ended December 31, 2013 or 2012. Also with regards to Contingency (a), (b) and (c), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

(17)Certain Relationships and Related Transactions
The Company has employment agreements with certain of their Executive Officers and has granted such officers and directors options and warrants to purchase their common stock. Please see details of these Employment Agreements in Note 13 - Royalties, License and Employment Agreements.

The Company used at various times the property owned by Retreat House, LLC, for off-site meetings and lodging. The property was owned individually by Dr. William A. Carter, Hemispherx’ Chief Executive Officer, through April 28, 2010, at which time it was transferred to Retreat House, LLC, a Virginia limited liability company that is owned by three of the children of William A. Carter and a Senior Primary Revocable Trust in which William A. Carter is the Trustee. Dr. Carter also is the Manager of Retreat House, LLC. The Company paid Retreat House, LLC approximately $-0-, $0 and $137,000 for the use of the property, off-site meetings and lodging at various times in 2013, 2012 and 2011, respectively. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert, the Company was unable to gain assurance that the fees charged for conference and lodging by the Retreat House, LLC were reasonable when compared to commercially available alternatives in the same geographic market. As a result and effective November 15, 2011, Dr. Carter agreed to designate the property owned by Retreat House, LLC as both his home office and as a meeting place for a variety of Company business and social activities at no additional expense to the Company for the use of the property or lodging and agreed not to bill, either personally or through Retreat House LLC, or any other entity, for use of the Retreat House. Additionally, Dr. Carter shall be responsible for paying for all secretarial and receptionist services related to his work conducted in Florida and provide said services at no further expense to the Company. In return as reflected in his Amended Employment Contract, Dr. Carter was granted an increase in his base salary compensation and the Company shall supply the equipment necessary for full telephone, telefax, computer and internet access. For his Board fees, Dr. Carter received approximately $180,000, $176,000 and $170,000 for 2013, 2012 and 2011, respectively.

From December 2011 through June 2012, the Company employed Kyle Carter as a Data Control Clerk. Kyle Carter is the Son of Dr. William A. Carter, and was paid approximately $8,000 and $-3,000- 2012 and 2011, respectively.

In June 2012, William Kramer was hired as a Clinical Research Associate. Mr. Kramer is the Son-In-Law of Dr. William A. Carter, and was paid approximately $70,000, $-38,000- and $-0- in 2013, 2012 and 2011, respectively. Additionally on an as-needed basis, the Company utilized the services of Kramer Environmental Management, Inc. to develop standard operating procedures, compliance assessments, testing and obtain permits related to environmental issues. William Kramer is also the President of Kramer Environmental Management, Inc. and the organization was paid approximately $0, $-20,000- and $-0- in 2013, 2012 and 2011, respectively.

Katalin Kovari, M.D. was paid approximately $26,000, $25,000 and $28,000 in 2013, 2012 and 2011, respectively for her part-time services to the Company as Assistant Medical Director. Dr. Kovari is the spouse of William A. Carter, CEO.

Since October 2011, Peter Kovari was utilized as a part-time independent contractor for Hemispherx Biopharma Europe to undertake projects as a Clinical Programmer. Mr. Kovari is the nephew of Dr. Katalin Kovari and was paid approximately $22,000, $12,000 and $-6,000- in 2013, 2012 and 2011, respectively.

Thomas Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008 and joined the Company as General Counsel effective June 1, 2010. Mr. Equels had provided external legal services for several years through May 31, 2010 and Equels Law Firm continues to support the Company. In 2013, 2012 and 2011, the Company paid Equels Law Firm approximately $181,000, $147,000 and $159,000, respectively, for services rendered. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert, it was deemed that the hourly rates charged by Equels Law to the Company were reasonable when compared to the fee structure of a possible arms-length transaction from comparable firms in practice in the same market and of the similar size. The hourly rate fees from Equels Law Firm remained the same for 2011, 2012 and 2013. For his Board fees, Mr. Equels received approximately $180,000, $176,000 and $170,000 for 2013, 2012 and 2011, respectively. Additionally beginning December 2012 with the approval of the Audit Committee, the Company began renting an office at Equels Law Firm for $3,000 per month for dedication to and utilization by Hemispherx personnel. For 2013, 2012 and 2011, the Company paid Equels Law Firm $36,000, $3,000 and $0, respectfully, for office rent based on a proration of the Firm’s current leasing fee less the cost for common area.

On a quarterly basis, the Company reimbursed the former Director Richard Piani for his rental of a 2,000 square foot, fully furnished and equipped office with part-time administrative assistance located at 97 Rue Jean Jaures, Levallois, Perret, France used exclusively for Hemispherx Europe N.V./S.A. In 2013, 2012 and 2011, the Company paid reimbursements to Mr. Piani for approximately $12,000, $48,000 and $48,000, respectfully, for the sublease. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert, it was deemed that the rental fee charged to the Company was reasonable as compared to a possible arms-length transaction with comparable office facilities in the same geographic vicinity for similar commercial space of comparable quality and size in the same market. The office rental fee of $4,000 per month has remained constant since 2010. For his Board fees, Mr. Piani received approximately $71,000, $176,000 and $170,000 for 2013, 2012 and 2011, respectively. On May 23, 2013, Mr. Piani resigned as a member of the Board of Directors for health reasons. In order to continue to access Mr. Piani’s extensive knowledge and expertise, the Company engaged Mr. Piani as a consultant. The agreement with Mr. Piani is month-to-month with either party having the right to terminate with thirty days’ notice and is at a rate of $3,000 per month. $9,000 was paid to Mr. Piani in 2013 under this agreement. This agreement was terminated effective December 31, 2013.

(18)    Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There were no credit based sales for 2013, 2012 or 2011.

(19)Fair Value
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

The Company utilized the following assumptions to estimate the fair value of the May 10, 2009, May 18, 2009 and May 21, 2009 warrants:

December 31,
	2013	2012	2011
Underlying price per share	$0.19-$0.27	$0.25-$0.80	$0.20-$0.46
Exercise price per share	$1.31-$1.65	$1.31-$1.65	$1.31-$1.65
Risk-free interest rate	0.06%-0.23%	0.19%-0.44%	0.29%-1.58%
Expected holding period	0.38-1.64 years	1.38-2.63 years	2.38-3.63 years
Expected volatility	69.74%-113.56%	69.21%-110.27%	74.55%-120.55%
Expected dividend yield	None	None	None

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)        Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
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
(v)       Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved for which will not be available for commercial sales until approximately eighteen months;

b.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;

c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;

d.	Available capital for a potential buyer in a cash transaction continues to be limited;

e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development;

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants were approximately $14,000, $295,000 and $380,000 at December 31, 2013, 2012 and 2011, respectively.

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

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2013, 2012 and 2011, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Marketable Securities	$17,391	$17,391	$—	$—
Liabilities
Warrants	(14)	—	—	(14)
Total	$17,377	$17,391	$—	$(14)

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Marketable Securities	$27,241	$27,241	$—	$—
Marketable Securities - restricted	14,500	13,499	1,001	—
Liabilities
Warrants	(295)	—	—	(295)
Total	$41,446	$40,740	$1,001	$(295)

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	2013	2012	2011
Balance at January 1	$295	$380	$2,805
Fair value adjustment at March 31	(89)	151	(301)
Balance March 31	206	531	2,504
Fair value adjustment at June 30	(102)	(387)	(643)
Balance at June 30,	104	144	1,861
Fair value adjustment at September 30	(38)	1,968	(614)
Balance at September 30	66	2,112	1,247
Fair value adjustment at December 31	(52)	(1,817)	(867)
Balance at December 31	$14	$295	$380

(20)Margin Account Loan
A “Margin Account” loan was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility. In order to maintain this Margin Account, established on July 26, 2011, the Company pledged, restricted from sale and segregated to a dedicated Margin Account its marketable securities at an approximate ratio of two to one of security collateral to debt undertaken. With the exception of collateral requirements, the Company maintained all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities. While this Margin Account had no material establishment or maintenance fees, it carried an effective interest rate of approximately 2.50% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. As of December 31, 2012, the principal loan balance of the Margin Account was approximately $7,051,000, for which approximately $14,500,000 in Marketable Securities that are restricted with them dedicated collateral for the indebtedness. In October 2013, the Company liquidated approximately one-half of its Marketable Securities - Restricted (see “Note 6: Marketable Securities - Restricted”) in order to pay-off in its entirety the approximately $7,051,000 of principal balance of the Margin Account Loan. As a result, the Margin Account Loan was eliminated and the remaining dollar value of the Marketable Securities - Restricted was reclassified to Unrestricted. The finance charges were approximately $143,000 and $85,000 for the years ended December 31, 2013 and 2012, respectively.

(21)    Subsequent Events
The Company evaluated subsequent events through the date on which these financial statements were issued, and other than the sale of New Jersey state net operating losses for approximately $1,126,000 as disclosed in Note 15 Income Taxes (FASB ASC 740 Income Taxes) And Subsequent Event and the Company's transactions related to the ATM noted below, determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the year ended December 31, 2013.
For the period January 1, 2014 through March 1, 2014, the Company has sold approximately 10,654,356 shares pursuant to the ATM that has resulted in net cash proceeds of approximately $4,788,000 after commissions paid to Maxim for approximately $148,000.

On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his recent resignation from employment as Chief Financial Officer from the Company. The claims against the Company include breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement. The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement. In addition to compensatory damages on all counts, Bernhardt’s claim includes a demand for attorneys’ fees and liquidated damages under the WPCL. On February 27, 2014, the Defendants filed preliminary objections to Bernhardt’s Complaint challenging the legal sufficiency of the Complaint for various reasons including that the Complaint did not properly state claims under the WPCL, nor did it assert a right to severance benefits. The preliminary objections further seek to strike certain improper allegations contained in the Complaint. The Company awaits Bernhardt’s required response thereto.

The Company believes it has meritorious defenses and is vigorously defending against these claims by Bernhardt as unjustifiable. There is currently no projection as to the likely outcome of the case.
On March 3, 2014, the jury in the MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc. case returned a verdict in favor of the Company and against MidSouth on all claims. We cannot predict whether MidSouth may seek a new trial or appeal from the adverse judgment.

(22)Quarterly Results of Operation (unaudited)
The following is a summary of the unaudited quarterly results of operations:

	2013 (in thousands except per share data)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Revenues	$42	$36	$36	$36	$150
Costs and expenses	(4,604)	(4,770)	(4,495)	(3,448)	(17,317)
Interest & other
Income (expense)	176	349	85	165	775
Other than temporary impairment loss on marketable securities	—	—	(800)	—	(800)
Sales of tax NOL	686	—	—	—	686
Redeemable warrants
valuation adjustment	89	102	38	52	281
Net loss	$(3,611)	$(4,283)	$(5,136)	$(3,195)	$(16,225)
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.02)	$(0.10)

	2012 (in thousands except per share data)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total
Revenues	$72	$49	$39	$53	$213
Costs and expenses	(3,819)	(3,682)	(5,004)	(8,048)	(20,553)
Interest & other
Income (expense)	262	246	346	719	1,573
Sales of tax NOL	1,328	—	—	—	1,328
Redeemable warrants
valuation adjustment	(151)	387	(1,968)	1,817	85
Net loss	$(2,308)	$(3,000)	$(6,587)	$(5,459)	$(17,354)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.03)	$(0.12)

Hemispherx Biopharma, Inc.
Valuation and Qualifying Accounts Schedule
(dollars in thousands)

Description	Balance at beginning of period	Charge to expense	Write- offs	Balance at end of period
Year Ended December 31, 2011 Reserve for inventory	$249	$192	$(249)	$192
Year Ended December 31, 2012 Reserve for inventory	$192	$1,023	$—	$1,215
Year Ended December 31, 2013 Reserve for inventory	$1,215	$458	$(1,673)	$—