Form 10-Q
period 2014-03-31
HEMISPHERX BIOPHARMA INC
filed 2014-05-09
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

183,853,828 shares of common stock were outstanding as of April 25, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,105	$803
Marketable securities – unrestricted	17,449	17,391
Prepaid expenses and other current assets	333	358
Total current assets	21,887	18,552

Property and equipment, net	4,890	5,053
Patent and trademark rights, net	990	1,080
Construction in progress	7,107	7,046
Other assets	136	136
Total assets	$35,010	$31,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,217	$1,271
Accrued expenses	1,740	1,228
Current portion of capital lease	31	33
Total current liabilities	2,988	2,532
Long-term liabilities
Long-term portion of capital lease	15	23
Redeemable warrants	14	14
Total liabilities	3,017	2,569

Commitments and contingencies (Notes 6, 8, 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 183,285,228 and 168,660,370, respectively	183	168
Additional paid-in capital	296,058	289,563
Accumulated other comprehensive loss	(93)	(114)
Accumulated deficit	(264,155)	(260,319)

Total stockholders’ equity	31,993	29,298
Total liabilities and stockholders’ equity	$35,010	$31,867

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Clinical treatment programs	$76	$42

Total revenues	76	42

Costs and expenses:
Production/cost of goods sold	323	191
Research and development	2,326	2,336
General and administrative	2,539	2,077

Total costs and expenses	5,188	4,604

Operating loss	(5,112)	(4,562)

Interest expense	(3)	(5)
Interest and other income	153	181
Gain from sale of income tax net operating losses	1,126	686
Redeemable warrants valuation adjustment	—	89

Net loss	(3,836)	(3,611)

Other Comprehensive Income (Loss):
Unrealized gain on marketable securities	21	45
Reclassification adjustments for impairment losses included in net loss	—	(9)
Net comprehensive loss	$(3,815)	$(3,575)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	176,730,956	166,806,729

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2013	168,660,370	$168	$289,563	$(114)	$(260,319)	$29,298
Stock issued for settlement of accounts payable	153,273	—	37	—	—	37
Equity-based compensation	—	—	88	—	—	88
Shares sold at the market	14,471,585	15	6,370			6,385
Net comprehensive loss	—	—	—	21	(3,836)	(3,815)

Balance at March 31, 2014	183,285,228	$183	$296,058	$(93)	$(264,155)	$31,993

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31 2014 and 2013
(in thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(3,836)	$(3,611)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	167	179
Amortization and abandonment of patent and trademark rights	165	4
Redeemable warrants valuation adjustment	—	(89)
Equity-based compensation	88	121

Change in assets and liabilities:
Prepaid expenses and other current assets	25	29
Accounts payable	(16)	(358)
Accrued expenses	512	(2,126)
Net cash used in operating activities	(2,895)	(5,851)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(65)	(244)
Additions to patent and trademark rights	(75)	(46)
Maturities of short-term and long-term marketable securities	—	5,530
Purchase of short-term and long-term marketable securities	(37)	—
Net cash provided by (used in) investing activities	(177)	5,240

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31 2014 and 2013
(in thousands)
(Unaudited)

	2014	2013
Cash flows from financing activities:
Payments on capital leases	$(11)	$(13)
Proceeds from sale of stock, net of issuance costs	6,385	—
Net cash provided by (used in) financing activities	6,374	(13)

Net increase (decrease) in cash and cash equivalents	3,302	(624)

Cash and cash equivalents at beginning of period	803	2,212

Cash and cash equivalents at end of period	$4,105	$1,588

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$38	$134
Unrealized gain on marketable securities	$21	$36
Supplemental disclosure of cash flow information:
Cash paid for interest expense and capitalized construction interest	$—	$49

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis Of Presentation

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has three domestic subsidiaries: BioPro Corp., BioAegean Corp. and Core Biotech Corp., all of which are incorporated in Delaware and are dormant. The Company’s foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., established in Belgium in 1998, has minimal activity. All significant intercompany balances and transactions have been eliminated in consolidation. Certain items in these financial statements have been reclassified to conform to the current year presentation.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 72,026,419 and 36,051,415 shares for the three months ended March 31, 2014 and 2013, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options or equity warrants granted in the three months ended March 31, 2014. The fair values of the options and equity warrants granted in the three months ended March 31, 2013, were estimated based on the following weighted average assumptions:

Three Months Ended March 31,
	2014	2013
Risk-free interest rate	—	0.14% - 0.38%
Expected dividend yield	—	—
Expected lives	—	1 year to 2.5 years
Expected volatility	—	87.727% - 118.222%
Weighted average grant date fair value for options and equity warrants issued	—	$0.09 per warrant for 1,500,000 options equity/warrants

Stock option for employees' activity during the three months ended March 31, 2014 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	10,611,480	$1.73	4.92	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding March 31, 2014	10,611,480	$1.73	4.67	$—
Vested and expected to vest March 31, 2014	10,303,147	$1.76	4.41	$—
Exercisable March 31, 2014	10,303,147	$1.76	4.41	$—

No options to purchase shares were granted to employees during the three months ended March 31, 2014.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	525,000	$0.29	8.38	$—
Granted	—	—	—	—
Vested	(216,667)	0.27	9.34	28,000
Forfeited	—	—	—	—
Outstanding March 31, 2014	308,333	$0.30	7.28	$31,000

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	4,128,432	$1.48	5.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding March 31, 2014	4,128,432	$1.48	4.76	$—
Vested and expected to vest March 31, 2014	3,832,599	$1.79	4.47	$—
Exercisable March 31, 2014	3,832,599	$1.79	4.47	$—

No options to purchase shares were granted to non-employees during the three months ended March 31, 2014.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	470,833	$0.25	9.61	$—
Options granted	—	—	—	—
Options vested	(175,000)	0.25	9.36	26,000
Options forfeited	—	—	—	—
Outstanding March 31, 2014	295,833	$0.25	9.36	$44,000

The impact on the Company’s results of operations of recording equity-based compensation for the three months ended March 31, 2014 and 2013 was to increase general and administrative expenses by approximately $88,000 and $121,000, respectively. There was no impact on basic and fully diluted earnings per share for the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and 2013, respectively, there was $261,000 and $208,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	March 31,	December 31,
	2014	2013
Inventory work-in-process, January 1	$—	$453
Production	—	—
Spoilage	—	(453)
Inventory work-in-process, end of period	$—	$—

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® Active Pharmaceutical Ingredient (“API”), which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, the Company concluded that it could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots were not be submitted to the FDA to request release for commercial sale and their remaining dollar value was written-off in 2013.

Note 5: Marketable Securities - Unrestricted

Marketable securities consist of equity securities. As of March 31, 2014, it was determined that none of the marketable securities had other-than-temporary impairments. At March 31, 2014, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see "Note 10: Fair Value").

Securities classified as available for sale consisted of:

March 31, 2014
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$17,542	$—	$(93)	$17,449	$17,449	$—

Totals	$17,542	$—	$(93)	$17,449	$17,449	$—

December 31, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$17,504	$116	$(229)	$17,391	$17,391	$—

Totals	$17,504	$116	$(229)	$17,391	$17,391	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

March 31, 2014
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$17,449	$(93)	$—	$—	$17,449	$(93)

Totals	2	$17,449	$(93)	$—	$—	$17,449	$(93)

December 31, 2013
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$12,460	$(229)	$—	$—	$12,460	$(229)

Totals	1	$12,460	$(229)	$—	$—	$12,460	$(229)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2014	December 31, 2013
Compensation	$1,002	$378
Professional fees	220	270
Other expenses	481	529
Accrued Alferon production costs	37	51
	$1,740	$1,228

Note 7: Property and Equipment

	(in thousands)
	March 31, 2014	December 31, 2013
Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	5,097	5,093
Leasehold improvements	85	85

Total property and equipment	9,391	9,387
Less: accumulated depreciation and amortization	(4,501)	(4,334)

Property and equipment, net	$4,890	$5,053

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company's New Brunswick, NJ facility. As of March 31 2014, construction in progress is reported as $7,107,000 as compared to $7,046,000 as of December 31, 2013. The Company capitalized $143,000 of interest charges through December 31, 2013 related to the construction in progress.

Note 8: Margin Account Loan

A “Margin Account” loan was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility. In order to maintain this Margin Account, established on July 26, 2011, the Company needs to pledge, restrict from sale and segregate to a dedicated Margin Account its marketable securities at an approximate ratio of two to one of security collateral to debt undertaken. With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities. While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 2.5% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. As of March 31, 2014 and December 31, 2013, the principal loan balance of the Margin Account was $0. For the year ended December 31, 2013, the interest charge was approximately $130,000 which has been capitalized along with the other costs related to the capital improvement project.

Note 9: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity

Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the three months ended March 31, 2014, the Company issued no options and warrants to consultants to purchase shares of common stock.

On July 23, 2012, the Company entered into a new Equity Distribution Agreement (the “New EDA”) with Maxim pursuant to which the Company may sell up to $75,000,000 worth of its shares of Common Stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the New EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the New EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, the Company filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New EDA. On October 5, 2012, the Company filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the New EDA. On December 23, 2013, the Company filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the New EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the New EDA.

As of March 31, 2014, the Company sold an aggregate of approximately 44,941,739 shares of the New EDA that resulted in net cash proceeds of approximately $29,388,000 after direct expenses, including commissions paid to Maxim of approximately $1,025,000.

For the three months ended March 31, 2014, the Company had sold 14,471,585 shares of the New EDA that resulted in net cash proceeds of approximately $6,385,000 after direct expenses along with commissions paid to Maxim for approximately $197,000.

The Company plans to use the net proceeds from the offering as follows: (1) Costs to upgrade the Alferon N Injection® manufacturing facility and to prepare for the FDA pre-approval inspections, (2) Potential new preclinical or clinical studies in order to gain commercial approval for Ampligen® and broader approvals for Alferon® and Alferon LDO®, (3) Working capital to build and maintain sufficient inventory by procuring raw materials, supplies and other items for the New Brunswick manufacturing facility, as well as to remunerate outside contractors for necessary services, such as, final filling and finishing operations in order to meet any anticipated demand from normal operations as well as through the possible pursuit of other disease areas and/or geographic regions that may present themselves, (4) Pursuit of potential partnering opportunities for Ampligen®, (5) Potential establishment of sales and marketing capabilities, as well as consideration towards the expansion of the Company’s manufacturing capacity.

Note 10: Fair Value

The Company is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s Consolidated Balance Sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items.

The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction. The fair value recalculation of the Liability resulting from the issuance of the Warrants ("Call") and existence of the Fundamental Transaction ("Put") related to the May 2009 issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the Fair Value of the Warrants. As an additional factor to determine the Fair Value of the Put's Liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation. The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. The redeemable warrants expire in May and November 2014 and there was no change in the assumptions utilized to estimate the fair value as of March 31, 2014. The balance of the redeemable warrants was approximately $14,000 as of March 31, 2014 and December 31, 2013, respectively.

Fair value at March 31, 2014, was estimated using the following assumptions:

Underlying price per share	$0.19 - $0.27
Exercise price per share	$1.31 - $1.65
Risk-free interest rate	0.06% - 0.23%
Expected holding period	0.38 - 1.64 yrs.
Expected volatility	69.74% - 113.56%
Expected dividend yield	None

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input may change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $14,000 at March 31, 2014 and December 31, 2013, respectively. There were no other financial instruments at March 31, 2014.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its warrant liability for those warrants with a cash settlement feature at fair value. As of March 31, 2014, the Company had no other derivative assets or liabilities.

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

As of March 31, 2014 and 2013, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2014:

	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities-unrestricted	$17,449	$17,449	$—	$—
Liabilities:
Warrants	$(14)	$—	$—	$(14)

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2014	2013
Balance at January 1	$14	$295
Fair value adjustment at March 31	—	(89)
Balance at March 31	$14	$206

Note 11: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 12: Recent Accounting Pronouncements

In 2014,  the FASB issued Accounting Standards Updates (“ASU”) 2014-1 through 2014-08. These updates did not have a significant impact on the financial statements.

Note 13: Funds Received From Sale Of Income Tax Net Operating Losses

As of December 31, 2013, the Company has approximately $134,000,000 of federal net operating loss carryforwards (expiring in the years 2018 through 2033) available to off-set future federal taxable income. The Company also had approximately $37,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2019 through 2033) and approximately $25,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2019 through 2020) available to off-set future state taxable income.

In February 2014, the Company effectively sold $13,900,000 of its approximately $25,000,000 of New Jersey state net operating loss carryforwards (for the year 2012) for approximately $1,126,000. The utilization of certain state net operating loss carry-forwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that the accounting for interest or penalties related to the payment of tax is not necessary at this time.

Note 14: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the three months ended March 31, 2014.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance or our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements and construction at of our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the FDA declining to approve our Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment ("CFS") stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our New Drug Application (“NDA”) for Ampligen® to treat Chronic Fatigue Syndrome (“CFS”), we note that there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale. While facility upgrades are being undertaken for the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced product. Once we begin commercial scale production of Alferon® Active Pharmaceutical Product (“API”), we will need the FDA to reaffirm our BLA status via a pre-approval inspection and also gain their approval to allow commercial sales to resume once we have submitted satisfactory stability and quality release data. We anticipate that it will take approximately sixteen months before we have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

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

Our flagship products include Alferon N Injection® and the experimental therapeutic Ampligen®. Alferon N Injection® is approved for a category of STD infection, and Ampligen® represents an experimental RNA being developed for globally important viral diseases and disorders of the immune system. Hemispherx' platform technology includes components for potential treatment of various severely debilitating and life threatening diseases. Alferon® LDO (Low Dose Oral) is a formulation under development targeting influenza.

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen® and are in the final stages of our facility enhancement project which includes the Installation and Operation Qualification phase for Alferon® production. Approximately $7,107,000 has been spent on the project through March 31, 2014, which was mainly financed through a Margin Account with an effective interest rate of approximately 2.50%. The Margin Account was paid off utilizing approximately one half of our marketable securities in October 2013. While facility upgrades are being undertaken for the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced product. Once we begin commercial scale production of Alferon® Active Pharmaceutical Product (“API”), we will need the FDA to reaffirm our BLA status via a pre-approval inspection and also gain their approval to allow commercial sales to resume once we have submitted satisfactory stability and quality release data. We anticipate that it will take approximately sixteen months before we have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

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

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV and Salt Lake City, UT, provide safety information regarding the use of Ampligen® in patients with CFS. As of March 31, 2014, there were thirty-four patients participating in this open label treatment protocol with twenty-three taking treatment and eleven on drug holiday. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies.

On February 1, 2013, we received a CRL from the FDA declining to approve our New Drug Application (“NDA” for Ampligen® for CFS. In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. The additional clinical study should address, among other things, Ampligen®'s efficacy in treating CFS patients, be of sufficient size and duration to assess the safety of Ampligen® and be sufficient to determine appropriate dosing. The FDA set forth the reasons for this action and provided recommendations to address certain of the outstanding issues. The FDA stated that the submitted data does not provide substantial evidence of efficacy of Ampligen® for the treatment of CFS and that the data does not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data. In addition to the safety and effectiveness issues recommended to be addressed in at least one additional clinical trial, the CRL states that Hemispherx should conduct complete rodent carcinogenicity studies in two species prior to approval and also conduct additional animal toxicology studies providing more comprehensive evaluation of Ampligen® fragments and degradation products. The CRL also requests evaluation of variation between lots of Ampligen® tested in the development process and recommends tighter control of the Ampligen® manufacturing process.

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

On October 2, 2011, the Company finalized their Fourth Amendment to a Supply Agreement, effective through March 11, 2014, with Jubilant Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. This Supply Agreement expired March 11, 2014. The Company is working towards an amendment to the existing Supply Agreement which may contain additional fees as part of entering into the extension.
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

Commercial sales of Alferon® will not resume until new batches of API can be produced and released by the FDA. We are currently in the Installation and Operation Qualification phase for Alferon® production of the enhancement project. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take until at least sixteen months before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Alferon® manufacture.

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

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. On December 9, 2013, we announced that enrollment in this study was being expanded based on an analysis of safety results to date conducted by both the FDA and a Data Monitoring Committee, the latter group comprised of a team of independent clinical, basic research, and statistical professionals. Enrollment of additional subjects into Stage 2 began in March 2014. Twenty patients have been enrolled; 12 in Stage 1 and 8 patients in Stage 2.

In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA. As of March 31, 2014, 50 patients have enrolled in this ninety-eight patient Phase I-II Study of HER2 vaccination with Ampligen® as an adjuvant in optimally treated breast cancer patients. Data from these patients is currently being evaluated. The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer. Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu. The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better. Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial.

On January 7, 2014, we announced publication of an article entitled “Emergence of a novel drug resistant H7N9 influenza virus: Evidence based clinical potential of a natural IFN-áalpha for infection control and treatment” in Expert Review of Anti-infective Therapy early online edition pages 1-5, 2014. H7N9 is a recently identified virus associated with high mortality in humans with the potential to emerge as an agent for a global pandemic. New cases of H7N9 have been very recently reported in China, Hong Kong and Taiwan. In vitro tests reported in the new article demonstrated that both oseltamivir (Tamiflu®) and Alferon N have significant inhibitory effect on a neuraminidase inhibitor sensitive H7N9 influenza virus. In contrast, Alferon N, but not Tamiflu®, had an inhibitory effect on the neuraminidase resistant Shanghai/1/H7N9 virus. The research was conducted under the supervision of Juergen Richt, DVM, PhD, Director of the U.S. Department of Homeland Security Center of Excellence for Emerging and Zoonotic Animal Diseases (CEEZAD), The Regents Distinguished Professor at Kansas State University, and an Eminent Scholar of Kansas Bioscience Association (KBA). Professor Richt is recognized as an expert on zoonotic agents and has published extensively on the monitoring of the mutations and the basic events leading to cross-species transmission and the opportunities to adapt to human hosts, with the potential to cause a pandemic. According to the peer reviewed article “The novel avian H7N9 influenza virus has caused more than 130 human infections with 43 deaths (as of September, 2013) in China. Because of the lack of existing immunity against H7 subtype influenza viruses in the human population and the absence of a licensed commercial vaccine, antiviral drugs are critical tools for the treatment of infection with this novel H7N9. Both M2-ion channel blockers and neuraminidase inhibitors are used as antiviral drugs for influenza infections of humans. The emerging H7N9 viruses are resistant to the M2-ion channel blockers because of a S31N mutation in the M2 protein; additionally, some H7N9 isolates have gained neuraminidase R292K substitution resulting in broad resistance to neuraminidase inhibitors. In this study we report that Alferon N can inhibit wild type and 292K H7N9 virus replication in vitro.

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

On April 8, 2014, we announced a new publication which enlarged the understanding of Ampligen’s® safety profile across diverse animal species and focuses on the unique TLR-3 Receptor/Ampligen® Interaction.  The peer-reviewed publication titled “Discordant Biological and Toxicological Species Responses to TLR-3 Activation” in the current issue of the American Journal of Pathology Vol. 184 (Mitchell, W.M., C.F. Nicodemus, W.A. Carter, J.C. Horvath, and D.R. Strayer, pages 1062-1072), 2014, disclosed markedly diminished pro-inflammatory responses observed in both non-human primates and in patients with Chronic Fatigue Syndrome (CFS). Toll-like receptors (TLR) are multiple proteins of the innate immune system that trigger upon activation cascades (release) of disease fighting molecules, which include enhancement of the body’s immunity and interruption of the replication cycles of many different viruses. Ampligen®, an experimental therapeutic, initiates its pharmacological effects by binding TLR-3 selectively. The selectivity/ specificity of Ampligen® was first fully described by the late Nobel Laureate in Medicine, Professor Ralph Steinman of the Rockefeller University. The biological significance of the extraordinary specificity of Professor Steinman’s findings is illustrated in the current manuscript. For example, all other TLR stimulators thus far studied clinically (e.g., CpG, Flagellins, etc.) trigger more pro-inflammatory cascades, which may lead to a significant side effect profile in patients. In contrast, Ampligen®, an experimental therapeutic, displayed a discordance between the rodent and human inflammatory responses. Systemic inflammatory cytokines, observed in rats, were correlated with significant acute and chronic in vivo toxicities at Ampligen® doses that elicited no detectable systemic inflammatory cytokines and minimal toxicities in primates. The lack of systemic cytokine detection is consistent with the observed minimal toxicity in primates, in contrast to the significant toxicities observed in non-primates. Rat toxicity correlates with systemic cytokine levels, and the lack of primate toxicity similarly is correlated with the lack of significant systemic inflammatory cytokine levels. Inflammatory cytokines observed in the systemic circulation in rats are associated with toxicity and are analogous to the toxicity seen in humans with lethal viral infections, such as highly pathogenic avian influenza and severe acute respiratory syndrome-CoV associated with inflammatory cytokine storms. Cytokine responses from baseline in seventy-six (76) patients with CFS enrolled in two clinical trials of Ampligen® were also examined at 32 weeks post-treatment with only one patient exhibiting a relatively high systemic TNF-á (Tumor Necrosis Factor Alpha) level. TNF-á is a cytokine with high inflammatory activity. In summary, primates including humans display a relatively down-regulated inflammatory cytokine induction pathway with TLR-3 receptor stimulation secondary to Ampligen® administration. This down regulatory effect may contribute to the favorable safety profile observed clinically with Ampligen®, an experimental therapeutic.
On May 5, 2014, we announced that one of our advanced stage biological products, Alferon(R) N, significantly inhibited the replication of the MERS virus in vitro. MERS-CoV is a recently emerged human coronavirus responsible for the lethal pulmonary syndrome known as MERS (Middle East Respiratory Syndrome). Recent testing in laboratories of the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, has revealed that Alferon(R) N was inhibitory to MERS-CoV both when used before test cells were exposed to MERS-CoV, as well as after the cells were exposed to the deadly virus. NIAID researchers led the Alferon(R) N MERS-CoV experiments. They treated monkey kidney cells with Alferon(R) N either 18 hours prior to infection with MERS-CoV ("pre-treatment") or 1 hour following infection with MERS-CoV ("post-treatment"). At Day 1 and Day 3, supernatants were collected from cells and virus titers were thereafter measured. In both cases, Alferon(R) N showed significant dose-dependent inhibitory effects, thus suggesting the potential of Alferon(R) N both as a preventive and a potential treatment. Laboratory (in vitro) studies of potential antiviral agents are not necessarily predictive of clinical benefits. The Company was not involved in the conduct of the experimentation. The results were forwarded to Hemispherx at the conclusion of the experiments and formal publication is pending.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the three months ended March 31, 2014, the Company contributions towards the 401(k) Plan were approximately $36,000.

New Accounting Pronouncements

See “Note 12: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part I; Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 versus three months ended March 31, 2013

Net Loss

Our net loss was approximately $3,836,000 for the three months ended March 31, 2014, an increase in loss of approximately $225,000 or 6% when compared to the same period in 2013. This increase in loss for these three months was primarily due to the following:

1)	an increase in Production Costs of approximately $132,000 or 69%;

2)	an increase in General and Administrative expenses of approximately $462,000 or 22%;

3)	the revaluation of the Liability related to the Redeemable Warrants resulting in a non-cash gain of approximately $89,000 in 2013 as compared to no such gain for the same period in 2014; offset by

4)
the sale of New Jersey State Net Operating Loss carryforwards (for the year 2012) for approximately $1,126,000, representing an increase in cash gain of $440,000 or 64% in 2014 as compared to the same period in the prior year.

Net loss per share was $(0.02) and $(0.02) for the three months ended March 31, 2014 and 2013, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2014 was 176,730,956 as compared to 166,806,729 as of March 31, 2013.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased approximately $34,000, or 81%, for the first quarter of 2014 as compared to the same time period of 2013 due to the number of patients increasing 16% in the three months ended March 31, 2014. As of March 31, 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $323,000 and $191,000, respectively, for the three months ended March 31, 2014 and 2013. This increase of approximately $132,000 or 69% was primarily due to an increase in testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2014 were approximately $2,326,000 as compared to $2,336,000 for the same period a year ago, reflecting a slight decrease of approximately $10,000. The decreased R&D costs during this three month period in 2014 were primarily due to a decrease in efforts regarding Ampligen® research and development, stability tests and polymer production of $813,000 offset by 1) an increase in Alferon® related costs of approximately $472,000 associated with cGMP compliance testing, environmental studies at our New Brunswick manufacturing facility, and clinical research, 2) an increase in salaries and wages of $331,000 associated with incentive compensation awarded to executives.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2014 and 2013, were approximately $2,539,000 and $2,077,000, respectively, reflecting an increase of approximately $462,000 or 22%. The rise in G&A expenses in 2014 are due to: 1) higher legal fees of $499,000 (see "Part II - Other Information; Item 1: Legal Proceedings" for details), 2) higher salaries and wages of $331,000 associated with incentive compensation awarded to executives; offset by 1) a reduction in G&A expense of $258,000 mainly due to reductions in compensation expense, 2) a decrease in consulting fees of $70,000 related to governmental affairs, and 3) a decrease in fees incurred from the Sage Group of $45,000.

Interest and Other Income

Interest and other income for the three months ended March 31, 2014 and 2013 were approximately $153,000 and $181,000, respectively, representing a decrease of approximately $28,000 or 15%. The cause for the decrease in investment income in 2014 was primarily due to a greater value of funds available for investment purposes in the prior period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants for the three months ended March 31, 2014 resulted in no change in the valuation of the redeemable warrants liability versus an approximate $89,000 gain for the same period in the prior year (see “Note 10: Fair Value” for the various factors considered in the valuation of redeemable warrants).
Sale of New Jersey Tax Net Operating Loss

In February 2014, we effectively sold $13,900,000 of our approximately $25,000,000 of New Jersey state net operating loss carryforwards (for the year 2012) for approximately $1,126,000. In January 2013, we effectively sold $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000, representing a increase in cash gain of $440,000 or 64% (see “Note 13: Funds Received From Sale of Income Tax Net Operating Losses”) for the three months ended March 31, 2014 as compared to the same period in 2013.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2014 was approximately $2,895,000 compared to approximately $5,851,000 for the same period in 2013, a decrease of $2,956,000 or 51%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the three months ended March 31, 2014 decreased by approximately $2,516,000 or 38% over the comparable period in 2013. The primary reason for this decrease in 2014 was due to the January 2013 payout of 2012 employee and strategic consultant bonuses for approximately $2,196,000.

As of March 31, 2014, we had approximately $21,554,000 in cash, cash equivalents and marketable securities inclusive of approximately $17,449,000 in Marketable Securities, or an increase of approximately $3,360,000 from December 31, 2013. The primary reason for the increase in cash, cash equivalents and marketable securities was due to shares sold pursuant to the ATM during the first quarter in 2014 (see below and "Note 9: Stockholders' Equity”). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

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

On July 23, 2012, we entered into a new EDA with Maxim (the New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the New EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the New EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to our Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, we filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New EDA. On October 5, 2012, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares. On December 23, 2013, we filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the New EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the New EDA. As of April 25, 2014, we sold an aggregate of approximately 45,510,339 shares that resulted in net cash proceeds of approximately $30,011,000 after commissions paid to Maxim for approximately $1,031,000 (see “Note 9: Stockholders' Equity”). The impact of 2014 and 2013's fund raising effort through the New EDA, which was limited in 2013, is reflected in the "Consolidated Statements of Cash Flow" Statement comparing the various financing activities for the three months ended March 31, 2014 to the same period in 2013.

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $21,554,000 in cash, cash equivalents and marketable securities at March 31, 2014 as compared to $18,194,000 at December 31, 2013.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2014, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2014, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1:   Legal Proceedings

Except as set forth below, there have been no material developments in litigation from that disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2013, Note 16 - Contingencies:

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

On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi, an outside consultant, as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendants' motion to dismiss the Amended Complaint, and on February, 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for the completion of all fact discovery. On February 25, 2014, defendants filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.
On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File.

On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay.
On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay,
On June 18, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint is in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. Since the SLC filed its motion to dismiss, plaintiffs have served document requests on the SLC, noticed the depositions of the SLC members (on dates to be mutually agreed-upon following document production), and served a subpoena on the SLC's counsel McCarter & English LLP. The SLC responded to plaintiffs’ document requests on March 6, 2014, and produced responsive documents the same day. McCarter & English responded to plaintiff's subpoena and produced responsive documents on March 20, 2014, and produced additional responsive documents on April 7, 2014. The deposition of McCarter & English, tentatively scheduled for April 15, 2014, has been postponed indefinitely.

On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his resignation from employment as Chief Financial Officer from the Company.  The claims against the Company included breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement.  The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement.  In addition to compensatory damages on all counts, Bernhardt’s claim includes a demand for attorneys’ fees and liquidated damages under the WPCL.  On February 27, 2014, the Defendants filed preliminary objections to Bernhardt’s Complaint challenging the legal sufficiency of the Complaint for various reasons including that the Complaint did not properly state claims under the WPCL, nor did it assert a right to severance benefits.  The preliminary objections further sought to strike certain improper allegations contained in the Complaint.  Bernhardt filed an Amended Complaint supplementing and changing the allegations of the Complaint.  The Company filed Preliminary Objections to the Amended Complaint asserting that the Amended Complaint contained legal deficiencies.  On  April 25, 2014, Bernhardt  filed a Second Amended Complaint. The Second Amended Complaint continues to allege claims against the same defendants for breach of contract, violation of the WPCL and anticipatory breach of the employment agreement.  Although a response by the Company is not yet due, the Second Amended Complaint contains the same allegations which were the subject of the Defendants' prior objections to the Complaint and First Amended Complaint.   The Company intends to vigorously contest the allegations of the Second Amended Complaint.  At this time no reasonable judgment can be made as to the likely outcome of the matter.A response by the Company is not yet due.  The Company intends to vigorously contest the allegations of the Second Amended Complaint.  At this time no reasonable judgment can be made as to the likely outcome of the matter.

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

Hemispherx and the other parties to the domestication action commenced an arbitral panel in South Africa to decide the domestication issue in Johannesburg on May 5, 2014. The proceedings are in process and no outcome can yet be determined.

(h)	MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc., Civil Action No. 1:09-CV-03110-CAP.

After remand to the United States District Court, Northern District of Georgia, a Scheduling Order proposed by the parties was entered by the Court on October 17, 2012. The Company deposed representatives of two more of the investors to preserve their testimony for trial. Neither witness testified that MidSouth's activity significantly influenced the decision to invest. The parties have submitted a proposed pretrial Order. The Company has also filed a Motion to Reopen Discovery for a limited purpose, a Motion in Limine to exclude five categories of evidence and a Request for a Special Setting. The Court held a Pretrial Conference on October 3, 2013. The Court denied the Motion to Reopen Discovery, stated that the case will be number one on a published calendar for trial after the first of the year, and took all other matters under advisement. On March 3, 2014, the jury in the MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc. case returned a verdict in favor of the Company and against MidSouth on all claims. The time within which MidSouth could have appealed from the judgment in favor of the company has expired, and the judgment is now final.  The company is seeking to recover a portion of its fees and expenses incurred in the litigation from the opposing parties and their counsel.

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

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the three months ended March 31, 2014 and for the year ended December 31, 2013. Also with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains insurance coverage which is expected to respond to certain claims and expenses.

ITEM 1A: Risk Factors

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are:

Risks Associated With Our Business

No assurance of successful product development.

Ampligen® and related products. The development of Ampligen® and our other related products is subject to a number of significant risks. Ampligen® may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary right of third parties. Our investigational products are in various stages of clinical and pre-clinical development and require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, if ever, Ampligen® or our other products will be generally available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale. (Please see the next Risk Factor and Part 1, Item II Business, “Our Products” “Ampligen®” above for more information).

Alferon N Injection®. Although Alferon N Injection® is approved for marketing in the United States for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments. (Please see the next Risk Factor and Part 1, Item II Business, “Our Products” “Alferon N Injection®” above for more information).

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

On February 1, 2013, we received a CRL from the FDA declining to approve our Ampligen® NDA for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. For more detailed information about the current status of our Ampligen® NDA please see “Our Products; Ampligen®” in Part 1, Item II. Business above.

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

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® API, which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that we could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots will not be submitted to the FDA to request release for commercial sale and their remaining dollar value has been written-off. In the absence of FDA approvals for product manufactured from existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. (Please see Part I, Item II - "Business; Our Products; Alferon N Injection®” above for more information).

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of March 31, 2014, our accumulated deficit was approximately $(264,155,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2014, we had approximately $21,554,000 in cash, cash equivalents and marketable securities (inclusive of approximately $17,449,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

In this regard, on July 23, 2012, we entered into a New Equity Distribution Agreement with Maxim (the “New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of Common Stock from time to time through Maxim, as sales agent (See Part I; Item II - “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources”). We cannot assure how much funding will be obtained from the New EDA or whether it will be sufficient in conjunction with current financial resources to permit us to take all actions needed to obtain FDA approval for Ampligen® and manufacturing, commercialization, marketing and distribution of our products.

Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, 16,561,503 shares are authorized but unissued and unreserved at March 31, 2014 with an additional 75,000,000 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.

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

If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. For more information on Alferon N Injection® regarding potential commercial sales, please see PART I, Item II - "Business; Our Products; Alferon N Injection®”.

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

There are a limited number of suppliers in the United States available to provide the raw and packaging materials for use in manufacturing Ampligen®. At present, we do not have any agreements with third parties for the supply of any of these materials. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. For more information on Ampligen®, please see Part I, Item II - "Business; Our Products; Ampligen®”.

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

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. regarding the fill and finish process for Alferon N Injection® (please see Part I, Item II - “Business; Our Products; Alferon N Injection®”. As we no longer have any existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale.

Pursuant our Supply Agreement with Hollister-Stier, they will formulate, fill, finish and package Ampligen® from the key raw materials that we would supply. We are unable to provide any assurances that the FDA will approve the inventory manufactured by us or produced by Hollister-Stier. If this finish goods inventory is not granted approval by the FDA, our operations may be materially adversely affected. This Supply Agreement expired March 11, 2014. The Company is working towards an amendment to the existing Supply Agreement which may contain additional fees as part of entering into the extension.

If we are unable to procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Alferon N Injection® and/or Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® and the commercial production of Alferon N Injection® and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® and Alferon N Injection®, please see Part I, Item II - “Business; Our Products; Ampligen® and Alferon N Injection®”.

There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production.

We are currently in the Installation and Operation Qualification phase for Alferon® production of the enhancement project. The production of new Alferon® API inventory will not commence until the validation phase is completed. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take approximately sixteen months before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. For more information, please see Part I, Item II - “Business; Our Products; Alferon N Injection®”. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

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

In furtherance of the capital improvement program at our New Brunswick, NJ facility to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API, the validation phase of the Alferon® manufacturing project is currently underway as we undertake the Installation and Operation Qualification phase of the enhancement project. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take at least sixteen months before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all. The failure to obtain FDA approval of any of our manufacturing process would most likely have a materially adverse impact upon us.

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

A Securities Federal Class Action and Four Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

As described above in Part II. Item 1. Legal Proceedings, paragraphs (a), (b), (c), (d) and (e), five actions have been filed against Hemispherx and certain of its Officers and Directors: a putative class action alleging violations of the federal securities laws and seeking monetary damages, costs, and attorneys' fees; and four shareholder derivative actions alleging various state law breach of fiduciary duty, waste of corporate assets and unjust enrichment claims along with seeking monetary damages, costs, attorneys' fees, and equitable and injunctive relief. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management.

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

Our common stock is listed for quotation on the NYSE MKT. For the three month period ended March 31, 2014, the trading price of our common stock has ranged from $0.27 to $0.55 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants. To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the New EDA with Maxim. Through March 31, 2014, we had sold an aggregate of approximately 44,942,000 shares under the New EDA.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At March 31, 2014, for Dr. Carter, our Chief Executive Officer and President, who already beneficially owns approximately 4.88% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the three months ended March 31, 2014.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a)Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended March 31, 2014,
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

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Executive Vice Chairman of the Board, Secretary,
General Counsel and Chief Financial Officer

Date: May 9, 2014