Form 10-Q
period 2014-06-30
HEMISPHERX BIOPHARMA INC
filed 2014-08-08
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

189,997,547 shares of common stock were outstanding as of August 1, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,617	$803
Marketable securities	17,595	17,391
Prepaid expenses and other current assets	246	358
Total current assets	20,458	18,552

Property and equipment, net	4,845	5,053
Patent and trademark rights, net	924	1,080
Construction in progress	7,188	7,046
Other assets	134	136
Total assets	$33,549	$31,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,471	$1,271
Accrued expenses	2,659	1,228
Current portion of capital lease	31	33
Total current liabilities	4,161	2,532
Long-term liabilities
Long-term portion of capital lease	7	23
Redeemable warrants	13	14
Total liabilities	4,181	2,569

Commitments and contingencies (Notes 6, 8, 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 189,498,664 and 168,660,370, respectively	189	168
Additional paid-in capital	298,236	289,563
Accumulated other comprehensive income (loss)	54	(114)
Accumulated deficit	(269,111)	(260,319)

Total stockholders’ equity	29,368	29,298
Total liabilities and stockholders’ equity	$33,549	$31,867

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Clinical treatment programs	$36	$36	$112	$78

Total revenues	36	36	112	78

Costs and expenses:
Production/cost of goods sold	294	635	617	826
Research and development	2,330	2,318	4,656	4,654
General and administrative	2,497	1,817	5,036	3,894

Total costs and expenses	5,121	4,770	10,309	9,374

Operating loss	(5,085)	(4,734)	(10,197)	(9,296)

Interest expense	(3)	(5)	(6)	(10)
Interest and other income	131	354	284	535
Gain from sale of income tax net operating losses	—	—	1,126	686
Redeemable warrants valuation adjustment	1	102	1	191

Net loss	(4,956)	(4,283)	(8,792)	(7,894)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities	147	(1,005)	168	(960)
Reclassification adjustments for impairment losses included in net loss	—	(76)	—	(85)
Net comprehensive loss	$(4,809)	$(5,364)	$(8,624)	$(8,939)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted average shares outstanding, basic and diluted	185,749,722	167,202,512	181,265,253	167,005,714

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2014
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2013	168,660,370	$168	$289,563	$(114)	$(260,319)	$29,298
Stock issued for settlement of accounts payable	153,273	—	38	—	—	38
Equity-based compensation	—	—	198	—	—	198
Shares sold at the market	20,685,021	21	8,437	—	—	8,458
Net comprehensive loss	—	—	—	168	(8,792)	(8,624)

Balance at June 30, 2014	189,498,664	$189	$298,236	$54	$(269,111)	$29,368

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(8,792)	$(7,894)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	332	350
Amortization and abandonment of patent and trademark rights	276	87
Redeemable warrants valuation adjustment	(1)	(191)
Equity-based compensation	198	219

Change in assets and liabilities:
Inventories	—	453
Prepaid expenses and other current assets	112	(37)
Accounts payable	238	(1,026)
Accrued expenses	1,431	(1,590)
Net cash used in operating activities	(6,206)	(9,629)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(266)	(534)
Additions to patent and trademark rights	(120)	(122)
Deposits on capital leases refunded	2	3
Deposit paid on office lease	—	(74)
Maturities of short-term and long-term marketable securities	—	9,479
Purchase of short-term and long-term marketable securities	(36)	—
Net cash provided by (used in) investing activities	(420)	8,752

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(Unaudited)

	2014	2013
Cash flows from financing activities:
Payments on capital leases	$(18)	$(29)
Proceeds from sale of stock, net of issuance costs	8,458	—
Net cash provided by (used in) financing activities	8,440	(29)

Net increase (decrease) in cash and cash equivalents	1,814	(906)

Cash and cash equivalents at beginning of period	803	2,212

Cash and cash equivalents at end of period	$2,617	$1,306

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable	$38	$164
Unrealized gain (loss) on marketable securities	$168	$(1,044)
Supplemental disclosure of cash flow information:
Cash paid for interest expense and capitalized construction interest	$(9)	$(98)

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 62,575,159 and 37,071,415 shares for the six months ended June 30, 2014 and 2013, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 855,000 options or equity warrants granted in the six months ended June 30, 2014. The fair values of the options and equity warrants granted in the six months ended June 30, 2014 and 2013, were estimated based on the following weighted average assumptions:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	1.66%	0.14% - 1.01%
Expected dividend yield	—	—
Expected lives	5 years	1 year to 5 years
Expected volatility	92.631%	89.727% - 118.222%
Weighted average grant date fair value for options and equity warrants issued	$0.23 per option/warrant for 855,000 options/warrants	$0.12 per option/warrant for 2,520,000 options/warrants

Stock option for employees' activity during the six months ended June 30, 2014 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	10,611,480	$1.73	4.92	$—
Granted	855,000	0.36	9.92	—
Forfeited	(200,000)	0.43	8.00	—
Outstanding June 30, 2014	11,266,480	$1.66	4.77	$—
Vested and expected to vest June 30, 2014	11,266,480	$1.66	4.77	$—
Exercisable June 30, 2014	10,457,730	$1.73	4.25	$—

855,000 options to purchase shares were granted to employees during the six months ended June 30, 2014.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	525,000	$0.29	8.38	$—
Granted	855,000	0.36	9.92	—
Vested	(571,250)	0.28	9.18	—
Forfeited	—	—	—	—
Outstanding June 30, 2014	808,750	$0.37	9.11	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	4,128,432	$1.48	5.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(200,000)	2.97	3.56	—
Outstanding June 30, 2014	3,928,432	$1.40	4.56	$—
Vested and expected to vest June 30, 2014	3,928,432	$1.40	4.56	$—
Exercisable June 30, 2014	3,807,599	$1.65	4.43	$—

No options to purchase shares were granted to non-employees during the six months ended June 30, 2014.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	470,833	$0.25	9.61	$—
Options granted	—	—	—	—
Options vested	(350,000)	0.25	9.11	—
Options forfeited	—	—	—	—
Outstanding June 30, 2014	120,833	$0.25	9.11	$—

The impact on the Company’s results of operations of recording equity-based compensation for the six months ended June 30, 2014 and 2013 was to increase general and administrative expenses by approximately $198,000 and $219,000, respectively. There was no impact on basic and fully diluted earnings per share for the six months ended June 30, 2014 and 2013.

As of June 30, 2014 and 2013, respectively, there was $348,000 and $278,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	June 30,	December 31,
	2014	2013
Inventory work-in-process, January 1	$—	$453
Production	—	5
Spoilage	—	(458)
Inventory work-in-process, end of period	$—	$—

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

Note 5: Marketable Securities

Marketable securities consist of equity securities. As of June 30, 2014, it was determined that none of the marketable securities had other-than-temporary impairments. At June 30, 2014, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see "Note 10: Fair Value").

Securities classified as available for sale consisted of:

June 30, 2014
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$17,541	$77	$(23)	$17,595	$17,595	$—

Totals	$17,541	$77	$(23)	$17,595	$17,595	$—

December 31, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$17,505	$115	$(229)	$17,391	$17,391	$—

Totals	$17,505	$115	$(229)	$17,391	$17,391	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

June 30, 2014
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$10,492	$(23)	$—	$—	$10,492	$(23)

Totals	2	$10,492	$(23)	$—	$—	$10,492	$(23)

December 31, 2013
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$12,460	$(229)	$—	$—	$12,460	$(229)

Totals	1	$12,460	$(229)	$—	$—	$12,460	$(229)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2014	December 31, 2013
Compensation	$1,928	$378
Professional fees	172	270
Other expenses	536	529
Accrued Alferon production costs	23	51
	$2,659	$1,228

Note 7: Property and Equipment

	(in thousands)
	June 30, 2014	December 31, 2013
Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	5,218	5,093
Leasehold improvements	85	85

Total property and equipment	9,512	9,387
Less: accumulated depreciation and amortization	(4,667)	(4,334)

Property and equipment, net	$4,845	$5,053

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company's New Brunswick, NJ facility. As of June 30, 2014, construction in progress is reported as $7,188,000 as compared to $7,046,000 as of December 31, 2013. The Company capitalized $143,000 of interest charges through December 31, 2013 related to the construction in progress.

Note 8: Margin Account Loan

A “Margin Account” loan was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility. In order to maintain this Margin Account, established on July 26, 2011, the Company needs to pledge, restrict from sale and segregate to a dedicated Margin Account its marketable securities at an approximate ratio of two to one of security collateral to debt undertaken. With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities. While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 2.5% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. As of June 30, 2014 and December 31, 2013, the principal loan balance of the Margin Account was $0. For the year ended December 31, 2013, the interest charge was approximately $130,000 which has been capitalized along with the other costs related to the capital improvement project.

Note 9: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity

Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the six months ended June 30, 2014, the Company issued 855,000 options to some employees to purchase shares of common stock.

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

For the six months ended June 30, 2014, the Company had sold 20,685,021 shares of the New EDA that resulted in net cash proceeds of approximately $8,458,000 after direct expenses along with commissions paid to Maxim for approximately $262,000.

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

The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction. The fair value recalculation of the Liability resulting from the issuance of the Warrants ("Call") and existence of the Fundamental Transaction ("Put") related to the May 2009 issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the Fair Value of the Warrants. As an additional factor to determine the Fair Value of the Put's Liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation. The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. The remaining redeemable warrants expire in November 2014 and there was no change in the assumptions utilized to estimate the fair value as of June 30, 2014. The balance of the redeemable warrants was approximately $13,000 and $14,000 as of June 30, 2014 and December 31, 2013, respectively.

Fair value at June 30, 2014, was estimated using the following assumptions:

Underlying price per share	$0.19 - $0.27
Exercise price per share	$1.31 - $1.65
Risk-free interest rate	0.06% - 0.23%
Expected holding period	0.38 - 1.64 yrs.
Expected volatility	69.74% - 113.56%
Expected dividend yield	None

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input may change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $13,000 and $14,000 at June 30, 2014 and December 31, 2013, respectively. There were no other financial instruments at June 30, 2014.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its warrant liability for those warrants with a cash settlement feature at fair value. As of June 30, 2014, the Company had no other derivative assets or liabilities.

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

As of June 30, 2014 and 2013, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2014:

	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities-unrestricted	$17,595	$17,595	$—	$—
Liabilities:
Warrants	$(13)	$—	$—	$(13)

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2014	2013
Balance at January 1	$14	$295
Fair value adjustment at March 31	—	(89)
Balance at March 31	$14	$206
Fair value adjustment at June 30	(1)	(102)
Balance at June 30	$13	$104

Note 11: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 12: Recent Accounting Pronouncements

In 2014,  the FASB issued Accounting Standards Updates (“ASU”) 2014-1 through 2014-12. These updates did not have a significant impact on the financial statements.

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

Note 14: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event constituted a matter that required adjustment to the financial statements for the six months ended June 30, 2014.

On July 8, 2014, the Company's Board of Directors approved the recommendation of the Compensation Committee for the Company to enter into an Employment Agreement with Mr. Pascale. The Compensation Committee noted that Mr. Pascale has recently assumed the role of Chief Accounting Officer. Based upon his performance and continued commitment to the Company, the Committee has determined that his base pay be set at $154,000 per annum and issue him 50,000, 10-year options that vest one year after issuance. Other provisions within the agreement included Company paid health insurance premiums attributed to his spouse.
On June 25, 2014, we concluded strategic discussions in Johannesburg with Bioclones (Pty) Ltd. ("Bioclones"), a leading South African biotechnology company, with three principle goals; 1) initiating studies utilizing Ampligen(R) as a potential adjuvant enhancement of Bioclones' therapeutic cancer vaccine, currently in clinical trials in Cape Town, including pre-clinical studies followed, potentially, by a Phase 1 clinical trial; 2) seeking South African Medicine's Control Council approval to conduct trials using Alferon(R) to eradicate the HIV virus in patients highly responsive to anti-retroviral therapy (HAART); and 3) initiating a joint effort to obtain commercial registration of both Ampligen(R) and Alferon(R) in the South African markets.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance or our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements and construction at of our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the FDA declining to approve our Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment ("CFS") stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our New Drug Application (“NDA”) for Ampligen® to treat Chronic Fatigue Syndrome (“CFS”), we note that there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale. While facility upgrades are being undertaken for the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced product. Once we begin commercial scale production of Alferon® Active Pharmaceutical Product (“API”), we will need the FDA to reaffirm our BLA status via a pre-approval inspection and also gain their approval to allow commercial sales to resume once we have submitted satisfactory stability and quality release data. We anticipate that it will take approximately 14 months before we have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

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

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen® and are in the final stages of our facility enhancement project which includes the Installation and Operation Qualification phase for Alferon® production. Approximately $7,188,000 has been spent on the project through June 30, 2014, which was mainly financed through a Margin Account with an effective interest rate of approximately 2.50%. The Margin Account was paid off utilizing approximately one half of our marketable securities in October 2013. While facility upgrades are being undertaken for the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced product. Once we begin commercial scale production of Alferon® Active Pharmaceutical Product (“API”), we will need the FDA to reaffirm our BLA status via a pre-approval inspection and also gain their approval to allow commercial sales to resume once we have submitted satisfactory stability and quality release data. We anticipate that it will take approximately 14 months before we have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex.

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

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV and Salt Lake City, UT, provide safety information regarding the use of Ampligen® in patients with CFS. As of June 30, 2014, there were thirty-three patients participating in this open label treatment protocol with twenty-five taking treatment and eight on drug holiday. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies.

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

On May 13, 2014, the United States Patent Office issued patent U.S. 8,722,874 titled “Double-Stranded Ribonucleic Acids with Rugged Physiochemical Structure and Highly Specific Biologic Activity” to inventors Carter, et al. and assignee Hemispherx Biopharma, Inc. The patent claims a novel form of rugged dsRNA. Rugged dsRNA are nucleic acids with a unique composition and physical characteristic identified with high specificity of binding to Toll-Like Receptor 3 (TLR3), thereby conveying an important range of therapeutic opportunities. The newly discovered form of dsRNA has increased bioactivity and binding affinity to the TLR 3 receptor because of its reduced tendency to form branched dsRNA which can inhibit receptor binding. Pharmaceutical formulations containing the newly discovered nucleic acid as active ingredients and methods of treatment, with those formulations are also described in the issued patent. The issuance of U.S. Patent 8,722,874 will help ensure that Hemispherx Biopharma retains patent protection for novel formulations of Ampligen® products until at least 2029.
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

Commercial sales of Alferon® will not resume until new batches of API can be produced and released by the FDA. We are currently in the Installation and Operation Qualification phase for Alferon® production of the enhancement project. The production of new Alferon® API inventory will not commence until the capital improvement and validation phases are complete. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take until at least 14 months before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. We outsource certain components of our research and development, manufacturing, marketing and distribution while maintaining control over the entire process through our quality assurance group and our clinical monitoring group. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Alferon® manufacture.

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

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. On December 9, 2013, we announced that enrollment in this study was being expanded based on an analysis of safety results to date conducted by both the FDA and a Data Monitoring Committee, the latter group comprised of a team of independent clinical, basic research, and statistical professionals. Enrollment of additional subjects into Stage 2 began in March 2014. Twenty-five patients have been enrolled; 12 in Stage 1 and 13 patients in Stage 2.

In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA. As of June 30, 2014, 50 patients were enrolled in this ninety-eight patient Phase I-II Study of HER2 vaccination with Ampligen® as an adjuvant in optimally treated breast cancer patients. The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer. Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu. The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better. Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial. Data from these patients was evaluated and the Company elected to, at this time, to redirect resources to other projects.

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

On December 2, 2013, we announced that we are supporting the University of Pittsburgh’s National Institutes of Health funded study (grant 1PO1CA132714) currently underway as part of the University’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of professor of surgery Pawel Kalinski, M.D., Ph.D. and involves the Chemokine Modulatory regimen developed by Dr. Kalinski’s group, has successfully completed the lowest tier of dose escalation in patients with resectable colorectal cancer under the clinical leadership of Dr. Amer Zureikat, an assistant professor of surgery. In addition, the University has initiated enrollment in an additional cancer study.

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
On June 3, 2014, we announced that we have confirmed that Alferon(R) N inhibits replication of the MERS virus in vitro. Chien-Te (Kent) Tseng, Ph.D., Associate Professor, Microbiology & Immunology at the University of Texas Medical Branch at Galveston, led the Alferon(R) N MERS-CoV experiments. Calu-3 cells were treated with Alferon(R) N 24 hours prior to infection with MERS-CoV. At 36 hours, supernatants were collected from cells and the virus titers were thereafter measured. Alferon(R) N showed significant dose-dependent inhibitory effects, thus suggesting the potential of Alferon(R) N as a preventative. Laboratory (in vitro) studies of potential antiviral agents are not necessarily predictive of clinical benefits. The Company supplied the Alferon N, but was not directly involved in the conduct of the experimentation. The results were forwarded to Hemispherx at the conclusion of the experiments for its review and formal publication is pending.
On June 25, 2014, we concluded strategic discussions in Johannesburg with Bioclones (Pty) Ltd. ("Bioclones"), a leading South African biotechnology company, with three principle goals; 1) initiating studies utilizing Ampligen(R) as a potential adjuvant enhancement of Bioclones' therapeutic cancer vaccine, currently in clinical trials in Cape Town, including pre-clinical studies followed, potentially, by a Phase 1 clinical trial; 2) seeking South African Medicine's Control Council approval to conduct trials using Alferon(R) to eradicate the HIV virus in patients highly responsive to anti-retroviral therapy (HAART); and 3) initiating a joint effort to obtain commercial registration of both Ampligen(R) and Alferon(R) in the South African markets. The first clinical program builds on the Bioclones patented (US Patent 7,981,673 entitled "Process for the maturation of dendritic cells and a vaccine") therapeutic human dendritic cell (DC) cancer vaccination approach. This invention provides a method of producing mature DCs in vitro, which comprises the step of culturing the immature DCs, thereafter exposing said cells to tumor antigens before administration to patients. The team has successfully obtained the necessary Ethics approval to use Ampligen(R) as an adjuvant in the Bioclones pre-clinical cancer immunotherapy program utilizing patient derived samples. Pre-clinical studies will be directed towards the potential treatment of breast cancer in particular, followed by prostate cancer. These studies are part of the effort to develop patient-specific DC immunotherapy vaccines against breast cancer and prostate cancer, which elicit an immune response that will target and kill cancer cells. Human DCs matured with Ampligen(R) and transfected with autologous tumor-specific mRNA are designed to elicit a potent and autologous tumoricidal antigen-specific cytotoxic response to the cancer.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the six months ended June 30, 2014, the Company contributions towards the 401(k) Plan were approximately $72,000.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014 versus three months ended June 30, 2013

Net Loss

Our net loss was approximately $4,956,000 for the three months ended June 30, 2014, an increase in loss of approximately $673,000 or 16% when compared to the same period in 2013. This increase in loss for these three months was primarily due to the following:

1)	an increase in General and Administrative expenses of approximately $680,000 or 37%;

2)	a decrease in interest and other income of $223,000 or 63%;

3)	a decrease in the value of the redeemable warrant liability of $101,000 or 99%; offset by

4)	a decrease in Production Costs of approximately $341,000 or 54%;

Net loss per share was $(0.03) and $(0.03) for the three months ended June 30, 2014 and 2013, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2014 was 185,749,722 as compared to 167,202,512 as of June 30, 2013.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $36,000 for the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $294,000 and $635,000, respectively, for the three months ended June 30, 2014 and 2013. This decrease of approximately $341,000 or 54% was primarily due to the write off of inventory of $458,000 incurred during the three months ended June 30, 2013 offset by an increase in testing and pre-production costs of $123,000 related to the initiation of potential manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2014 were approximately $2,330,000 as compared to $2,318,000 for the same period a year ago, reflecting a slight increase of approximately $12,000. Research and development costs represent efforts regarding Ampligen® research and development, stability tests and polymer production as well as Alferon® related costs associated with cGMP compliance testing, environmental studies at our New Brunswick manufacturing facility, and clinical research.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2014 and 2013, were approximately $2,497,000 and $1,817,000, respectively, reflecting an increase of approximately $680,000 or 37%. The rise in G&A expenses in 2014 are due to: 1) higher legal fees of $322,000 (see "Part II - Other Information; Item 1: Legal Proceedings" for details), and 2) higher salaries and wages of $238,000 associated with incentive compensation and bonuses awarded to executives.

Interest and Other Income

Interest and other income for the three months ended June 30, 2014 and 2013 were approximately $131,000 and $354,000, respectively, representing a decrease of approximately $223,000 or 63%. The cause for the decrease in investment income in 2014 was primarily due to a greater value of funds available for investment purposes in the prior period as well as lower fund performance as compared to the prior period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants for the three months ended June 30, 2014 resulted in non-cash adjustment of $1,000 in the valuation of the redeemable warrants liability versus an approximate $102,000 gain for the same period in the prior year (see “Note 10: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Six months ended June 30, 2014 versus six months ended June 30, 2013

Net Loss

Our net loss was approximately $8,792,000 for the six months ended June 30, 2014, an increase in loss of approximately $898,000 or11% when compared to the same period in 2013. This increase in loss for the six months was primarily due to the following:

1)	an increase in General and Administrative expenses of approximately $1,142,000 or 29%;

2)	a decrease in Production Costs of approximately $209,000 or 25%;

3)	a decrease in interest and other income of $251,000 or 47%;

4)	a decrease in the value of the redeemable warrant liability of $190,000 or 99%; offset by

5)
the sale of New Jersey State Net Operating Loss carryforwards (for the year 2012) for approximately $1,126,000, representing an increase in cash gain of $440,000 or 64% in 2014 as compared to the same period in the prior year.

Net loss per share was $(0.05) and $(0.05) for the three months ended June 30, 2014 and 2013, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2014 was 181,265,253 as compared to 167,005,714 as of June 30, 2013.

Revenues

Revenues from our Ampligen® Cost Recovery Program increased approximately $34,000, or 44%, for the six months ended June 30, 2014 as compared to the same time period of 2013 due to the number of patients increasing 29% in the six months ended June 30, 2014. As of June 30, 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $617,000 and $826,000, respectively, for the six months ended June 30, 2014 and 2013. This decrease of approximately $209,000 or 25% was primarily due to a write off of inventory of $458,000 incurred during the three months ended June 30, 2013 offset by an increase in testing and pre-production costs of $249,000 related to the initiation of potential manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2014 were approximately $4,656,000 as compared to $4,654,000 for the same period a year ago, reflecting a slight increase of approximately $2,000. Research and development costs represent efforts regarding Ampligen® research and development, stability tests and polymer production as well as Alferon® related costs associated with cGMP compliance testing, environmental studies at our New Brunswick manufacturing facility, and clinical research.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2014 and 2013, were approximately $5,036,000 and $3,894,000, respectively, reflecting an increase of approximately $1,142,000 or 29%. The rise in G&A expenses in 2014 are due to: 1) higher legal fees of $820,000 (see "Part II - Other Information; Item 1: Legal Proceedings" for details), and 2) higher salaries and wages of $569,000 associated with incentive compensation and bonuses awarded to executives. ; offset by 1) a decrease in consulting fees of $109,000 related to governmental affairs, and 2) a decrease in fees incurred from the Sage Group of $48,000.

Interest and Other Income

Interest and other income for the six months ended June 30, 2014 and 2013 were approximately $284,000 and $535,000, respectively, representing a decrease of approximately $251,000 or 47%. The cause for the decrease in investment income in 2014 was primarily due to a greater value of funds available for investment purposes in the prior period as well as lower fund performance as compared to the prior period..

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants for the three months ended June 30, 2014 resulted in non-cash adjustments of $1,000 in the valuation of the redeemable warrants liability versus an approximate $191,000 gain for the same period in the prior year (see “Note 10: Fair Value” for the various factors considered in the valuation of redeemable warrants).
Sale of New Jersey Tax Net Operating Loss

In February 2014, we effectively sold $13,900,000 of our approximately $25,000,000 of New Jersey state net operating loss carryforwards (for the year 2012) for approximately $1,126,000. In January 2013, we effectively sold $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000, representing a increase in cash gain of $440,000 or 64% (see “Note 13: Funds Received From Sale of Income Tax Net Operating Losses”) for the six months ended June 30, 2014 as compared to the same period in 2013.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2014 was approximately $6,206,000 compared to approximately $9,629,000 for the same period in 2013, a decrease of $3,423,000 or 36%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the six months ended June 30, 2014 decreased by approximately $2,983,000 or 29% over the comparable period in 2013. The primary reason for this decrease in 2014 was due to the January 2013 payout of 2012 employee and strategic consultant bonuses for approximately $2,196,000 reflected in accrued expenses and a decrease in accounts payable of approximately $1,026,000 during the six months ended June 30, 2013. This was offset by the write off of inventory valued at $453,000 during the six months ended June 30, 2013.

As of June 30, 2014, we had approximately $20,212,000 in cash, cash equivalents and marketable securities inclusive of approximately $17,595,000 in Marketable Securities, or an increase of approximately $2,018,000 from December 31, 2013. The primary reason for the increase in cash, cash equivalents and marketable securities was due to shares sold pursuant to the ATM during the six months ended June 30, 2014 (see below and "Note 9: Stockholders' Equity”). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

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

On July 23, 2012, we entered into a new EDA with Maxim (the New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the New EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the New EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to our Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, we filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New EDA. On October 5, 2012, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares. On December 23, 2013, we filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the New EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the New EDA. For the six months ended June 30, 2014, we sold an aggregate of approximately 20,685,021 shares that resulted in net cash proceeds of approximately $8,458,015 after commissions paid to Maxim for approximately $261,588 (see “Note 9: Stockholders' Equity”). The impact of 2014 and 2013's fund raising effort through the New EDA, which was limited in 2013, is reflected in the "Consolidated Statements of Cash Flow" Statement comparing the various financing activities for the six months ended June 30, 2014 to the same period in 2013.

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $20,212,000 in cash, cash equivalents and marketable securities at June 30, 2014 as compared to $18,194,000 at December 31, 2013.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of June 30, 2014, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2014, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File. On April 11, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.
On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.
On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.
On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint is in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. Since the SLC filed its motion to dismiss, plaintiffs have served document requests on the SLC, noticed the depositions of the SLC members (on dates to be mutually agreed-upon following document production), and served a subpoena on the SLC's counsel McCarter & English LLP. The SLC responded to plaintiffs’ document requests on March 6, 2014, and produced responsive documents the same day. McCarter & English responded to plaintiff's subpoena and produced responsive documents on March 20, 2014, and produced additional responsive documents on April 7, 2014 and June 23, 2014. On June 25, 2014, plaintiffs served document requests on the Company, to which the Company responded on July 25, 2014. The deposition of McCarter & English, tentatively scheduled for April 15, 2014, has been postponed indefinitely. On July 3, 2014, the Company amended its bylaws to (a) provide for fee shifting to stockholders who engage in unsuccessful stockholder litigation against Hemispherx and/or its officers, directors, or stockholders; and (b) require certain stockholders who engage in stockholder litigation to post security to cover the estimated expenses of litigation should the stockholder be unsuccessful. Counsel for Hemispherx notified plaintiffs of the amendment by letter on July 18, 2014, and on July

21, 2014, plaintiffs filed a motion to invalidate the bylaw, or in the alternative, to dismiss the action. The Court has scheduled a conference on August 15, 2014 to discuss plaintiffs’ motion.

On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his resignation from employment as Chief Financial Officer from the Company.  The claims against the Company included breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement.  The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement.  In addition to compensatory damages on all counts, Bernhardt’s claim includes a demand for attorneys’ fees and liquidated damages under the WPCL.  On February 27, 2014, the Defendants filed preliminary objections to Bernhardt’s Complaint challenging the legal sufficiency of the Complaint for various reasons including that the Complaint did not properly state claims under the WPCL, nor did it assert a right to severance benefits.  The preliminary objections further sought to strike certain improper allegations contained in the Complaint.  Bernhardt filed an Amended Complaint supplementing and changing the allegations of the Complaint.  The Company filed Preliminary Objections to the Amended Complaint asserting that the Amended Complaint contained legal deficiencies.  On April 25, 2014, Bernhardt filed a Second Amended Complaint.  On July 23, 2014, the Company answered and asserted its defenses to the Second Amended Complaint, and also asserted counterclaims against Bernhardt on behalf of the Company and the individual defendants named in the Complaint. These counterclaims included claims against Bernhardt for breach of contract, corporate defamation/false light and defamation. In addition, the Company has asserted a claim for the return of corporate property which Bernhardt is believed to have taken at the time of his departure. Discovery in the matter is ongoing. The Company intends to vigorously defend against the allegations of the Second Amended Complaint, and to strongly pursue the affirmative claims of the Company and those of the other defendants.  At this time no reasonable judgment can be made as to the likely outcome of the matter.

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

In December 2004, the Company filed a multi-count complaint in U.S, Federal Court (Southern District of Florida) which was granted by the Court in August 2010 whereby Hemispherx was awarded $188 million, plus interest against Johannesburg Consolidated Investments (“JCI”) and former JCI officers R.B. Kebble and H.C. Buitendag. The Company attempted to domesticate the Final Judgment in South Africa. The action to domesticate had been filed in South Africa. As required by South African law, on October 11, 2011, Hemispherx posted security bond of $66,873 related to the JCI proceedings and a second bond of $25,200 was posted in July 2012 related our proceedings against the Estate of Kebble. Hemispherx and the other parties to the domestication action convened an arbitral panel in South Africa to decide the domestication issue in Johannesburg on May 5 through 9, 2014. After deliberation, the panel declined to domesticate the U.S. judgment in South Africa. In all probability, the entire amount of the security bonds stated above will be forfeited.

(h)	MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc., Civil Action No. 1:09-CV-03110-CAP.

After remand to the United States District Court, Northern District of Georgia, a Scheduling Order proposed by the parties was entered by the Court on October 17, 2012. The Company deposed representatives of two more of the investors to preserve their testimony for trial. Neither witness testified that MidSouth's activity significantly influenced the decision to invest. The parties have submitted a proposed pretrial Order. The Company has also filed a Motion to Reopen Discovery for a limited purpose, a Motion in Limine to exclude five categories of evidence and a Request for a Special Setting. The Court held a Pretrial Conference on October 3, 2013. The Court denied the Motion to Reopen Discovery, stated that the case will be number one on a published calendar for trial after the first of the year, and took all other matters under advisement. On March 3, 2014, the jury in the MidSouth Capital, Inc. v. Hemispherx Biopharma, Inc. case returned a verdict in favor of the Company and against MidSouth on all claims. The time within which MidSouth could have appealed from the judgment in favor of the company has expired, and the judgment is now final.  The company sought and received a judgment in its favor for its fees and expenses incurred amounting to approximately $19,000 in the litigation from the opposing parties and their counsel. This case is now concluded.

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

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the six months ended June 30, 2014 and for the year ended December 31, 2013. Also with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains insurance coverage which is expected to respond to certain claims and expenses.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2014, our accumulated deficit was approximately $(269,111,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2014, we had approximately $20,212,000 in cash, cash equivalents and marketable securities (inclusive of approximately $17,595,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, 20,254,327 shares are authorized but unissued and unreserved at June 30, 2014 with an additional 75,000,000 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.

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

We have recently concluded talks to enter into a strategic alliance to develop multiple projects with Bioclones (Pty) Ltd. ("Bioclones"), a leading South African biotechnology company. If we are unable to finalize our arrangement with Bioclones, obtain regulatory approval for these projects, jointly obtain source funding through Bioclones to initiate the projects, and obtain positive test results at the conclusion of the projects, our operations may be materially harmed and our stock adversely affected.
On June 25, 2014, Bioclones and Hemispherx concluded strategic discussions in Johannesburg with three principle goals; 1) initiating studies utilizing Ampligen(R) as a potential adjuvant enhancement of Bioclones' therapeutic cancer vaccine, currently in trials in Cape Town, including pre-clinical studies followed, potentially, by a Phase 1 clinical trial; 2) seeking South African Medicine's Control Council approval to conduct trials using Alferon(R) to eradicate the HIV virus in patients highly responsive to anti-retroviral therapy (HAART); and 3) initiating a joint effort to obtain commercial registration of both Ampligen(R) and Alferon(R) in the South African markets. This strategic alliance is subject to our entering into a formal agreement on any or all of the above points of understanding. We cannot assure you that we will enter into a formal agreement, that these clinical trial approvals will be authorized in South Africa, in a timely fashion or at all, or that Bioclones will complete these trials. We cannot assure you that Bioclones and the Company will be able to jointly raise the necessary resources to develop these projects and, even if we believe that data collected from these preclinical studies and clinical trials of these product candidates are promising, these data have not been, and may not be in the future, sufficient to support marketing approval by the appropriate regulatory body, and regulatory interpretation, safety and efficacy of these data and procedures may be determined to be unfavorable.

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

In furtherance of the capital improvement program at our New Brunswick, NJ facility to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API, the validation phase of the Alferon® manufacturing project is currently underway as we undertake the Installation and Operation Qualification phase of the enhancement project. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon® API, we will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We anticipate that it will take at least 14 months before we will have newly produced Alferon® API ready for submission to the FDA for review and approval. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all. The failure to obtain FDA approval of any of our manufacturing process would most likely have a materially adverse impact upon us.

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

Our common stock is listed for quotation on the NYSE MKT. For the six month period ended June 30, 2014, the trading price of our common stock has ranged from $0.27 to $0.55 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

In May 2009, we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a Universal Shelf Registration Statement. 4,895,000 of these warrants have been exercised and 3,677,324 have expired as of June 30, 2014. Depending on market conditions, we may sell up to 6,136,363 shares pursuant to the exercise of these warrants before they expire in November 2014.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants. To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the New EDA with Maxim. Through June 30, 2014, we had sold an aggregate of approximately 51,155,000 shares under the New EDA.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At June 30, 2014, for Dr. Carter, our Chief Executive Officer and President, who already beneficially owns approximately 4.96% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the six months ended June 30, 2014.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a)Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended June 30, 2014,
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

Date: August 8, 2014