Form 10-Q
period 2014-09-30
HEMISPHERX BIOPHARMA INC
filed 2014-11-07
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

200,027,874 shares of common stock were outstanding as of November 1, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,262	$803
Marketable securities	16,169	17,391
Prepaid expenses and other current assets	235	358
Total current assets	17,666	18,552

Property and equipment, net	4,716	5,053
Patent and trademark rights, net	853	1,080
Construction in progress	7,269	7,046
Other assets	134	136
Total assets	$30,638	$31,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,447	$1,271
Accrued expenses	1,781	1,228
Current portion of capital lease	29	33
Total current liabilities	4,257	2,532
Long-term liabilities
Long-term portion of capital lease	3	23
Redeemable warrants	13	14
Total liabilities	4,273	2,569

Commitments and contingencies (Notes 6, 8, 10)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 193,708,424 and 168,660,370, respectively	194	168
Additional paid-in capital	299,598	289,563
Accumulated other comprehensive loss	(114)	(114)
Accumulated deficit	(273,313)	(260,319)

Total stockholders’ equity	26,365	29,298
Total liabilities and stockholders’ equity	$30,638	$31,867

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Clinical treatment programs	$45	$36	$157	$114

Total revenues	45	36	157	114

Costs and expenses:
Production/cost of goods sold	306	252	923	1,078
Research and development	1,894	2,173	6,550	6,827
General and administrative	2,174	2,070	7,210	5,964

Total costs and expenses	4,374	4,495	14,683	13,869

Operating loss	(4,329)	(4,459)	(14,526)	(13,755)

Interest expense	(3)	(4)	(9)	(14)
Interest and other income	130	89	414	624
Other than temporary impairment loss on marketable securities	—	(800)	—	(800)
Gain from sale of income tax net operating losses	—	—	1,126	686
Redeemable warrants valuation adjustment	—	38	1	229

Net loss	(4,202)	(5,136)	(12,994)	(13,030)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities	(169)	197	—	(848)
Reclassification adjustments for impairment losses included in net loss	—	800	—	800
Net comprehensive loss	$(4,371)	$(4,139)	$(12,994)	$(13,078)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.08)

Weighted average shares outstanding, basic and diluted	190,677,576	167,389,685	184,434,475	167,135,111

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2014
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2013	168,660,370	$168	$289,563	$(114)	$(260,319)	$29,298
Stock issued for settlement of accounts payable	153,273	—	38	—	—	38
Equity-based compensation	—	—	260	—	—	260
Shares sold at the market	24,894,781	26	9,737	—	—	9,763
Net comprehensive loss	—	—	—	—	(12,994)	(12,994)

Balance at September 30, 2014	193,708,424	$194	$299,598	$(114)	$(273,313)	$26,365

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(in thousands)
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(12,994)	$(13,030)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	500	504
Amortization and abandonment of patent and trademark rights	414	144
Redeemable warrants valuation adjustment	(1)	(229)
Equity-based compensation	260	292

Change in assets and liabilities:
Inventories	—	453
Prepaid expenses and other current assets	123	(10)
Accounts payable	1,214	(197)
Accrued expenses	553	(1,573)
Net cash used in operating activities	(9,931)	(13,646)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(386)	(747)
Additions to patent and trademark rights	(187)	(184)
Deposits on capital leases refunded	2	3
Deposit paid on office lease	—	(74)
Maturities of short-term and long-term marketable securities	1,222	14,070
Net cash provided by investing activities	651	13,068

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended September 30, 2014 and 2013
(in thousands)
(Unaudited)

	2014	2013
Cash flows from financing activities:
Payments on capital leases	$(24)	$(36)
Proceeds from sale of stock, net of issuance costs	9,763	—
Net cash provided by (used in) financing activities	9,739	(36)

Net increase (decrease) in cash and cash equivalents	459	(614)

Cash and cash equivalents at beginning of period	803	2,212

Cash and cash equivalents at end of period	$1,262	$1,598

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable	$38	$237
Unrealized loss on marketable securities	$—	$(93)
Supplemental disclosure of cash flow information:
Cash paid for interest expense and capitalized construction interest	$(9)	$(144)

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 58,129,967 and 38,421,415 shares for the nine months ended September 30, 2014 and 2013, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 955,000 options or equity warrants granted in the nine months ended September 30, 2014. The fair values of the options and equity warrants granted in the nine months ended September 30, 2014 and 2013, were estimated based on the following weighted average assumptions:

Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	1.66% - 1.72%	0.14% - 1.40%
Expected dividend yield	—	—
Expected lives	5 years	1 year to 5 years
Expected volatility	88.33% - 92.63%	89.73% - 118.22%
Weighted average grant date fair value for options and equity warrants issued	$0.22 per option/warrant for 955,000 options/warrants	$0.14 per option/warrant for 3,870,000 options/warrants

Stock option for employees' activity during the nine months ended September 30, 2014 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	10,611,480	$1.73	4.92	$—
Granted	905,000	0.36	9.67	—
Forfeited	(367,000)	1.42	4.22	—
Outstanding September 30, 2014	11,149,480	$1.63	4.61	$—
Vested and expected to vest September 30, 2014	11,149,480	$1.63	4.61	$—
Exercisable September 30, 2014	10,541,980	$1.69	4.20	$—

905,000 options to purchase shares were granted to employees during the nine months ended September 30, 2014.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	525,000	$0.29	8.38	$—
Granted	905,000	0.36	9.67	—
Vested	(822,500)	0.30	9.14	—
Forfeited	—	—	—	—
Outstanding September 30, 2014	607,500	$0.37	8.63	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	4,128,432	$1.48	5.01	$—
Granted	50,000	2.60	9.17	—
Exercised	—	—	—	—
Forfeited	(368,428)	2.80	1.93	—
Outstanding September 30, 2014	3,810,004	$1.37	4.64	$—
Vested and expected to vest September 30, 2014	3,810,004	$1.37	4.64	$—
Exercisable September 30, 2014	3,743,337	$1.58	4.44	$—

50,000 options to purchase shares were granted to non-employees during the nine months ended September 30, 2014.

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	470,833	$0.25	9.61	$—
Options granted	50,000	2.60	9.17	—
Options vested	(454,166)	0.28	8.86	—
Options forfeited	—	—	—	—
Outstanding September 30, 2014	66,667	$1.84	9.09	$—

The impact on the Company’s results of operations of recording equity-based compensation for the nine months ended September 30, 2014 and 2013 was to increase general and administrative expenses by approximately $260,000 and $292,000, respectively. There was no impact on basic and fully diluted earnings per share for the nine months ended September 30, 2014 and 2013.

As of September 30, 2014 and 2013, respectively, there was $301,000 and $492,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

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

Note 5: Marketable Securities

Marketable securities consist of equity securities. As of September 30, 2014, it was determined that none of the marketable securities had other-than-temporary impairments. At September 30, 2014, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see "Note 10: Fair Value").

Securities classified as available for sale consisted of:

September 30, 2014
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$16,283	$—	$(114)	$16,169	$16,169	$—

Totals	$16,283	$—	$(114)	$16,169	$16,169	$—

December 31, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$17,505	$115	$(229)	$17,391	$17,391	$—

Totals	$17,505	$115	$(229)	$17,391	$17,391	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

September 30, 2014
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$9,630	$(126)	$—	$—	$9,630	$(126)

Totals	1	$9,630	$(126)	$—	$—	$9,630	$(126)

December 31, 2013
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$12,460	$(229)	$—	$—	$12,460	$(229)

Totals	1	$12,460	$(229)	$—	$—	$12,460	$(229)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2014	December 31, 2013
Compensation	$1,438	$378
Professional fees	141	270
Other expenses	192	529
Accrued Alferon production costs	10	51
	$1,781	$1,228

Note 7: Property and Equipment

	(in thousands)
	September 30, 2014	December 31, 2013
Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	5,256	5,093
Leasehold improvements	85	85

Total property and equipment	9,550	9,387
Less: accumulated depreciation and amortization	(4,834)	(4,334)

Property and equipment, net	$4,716	$5,053

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company's New Brunswick, NJ facility. As of September 30, 2014, construction in progress is reported as $7,269,000 as compared to $7,046,000 as of December 31, 2013. The Company capitalized $143,000 of interest charges through December 31, 2013 related to the construction in progress.

Note 8: Margin Account Loan

A “Margin Account” loan was established with Wells Fargo Advisors for which the proceeds of this flexible form of indebtedness effectively serves the Company as a line of credit to finance the capital improvement project underway at the New Brunswick, New Jersey Manufacturing facility. In order to maintain this Margin Account, established on July 26, 2011, the Company needs to pledge, restrict from sale and segregate to a dedicated Margin Account its marketable securities at an approximate ratio of two to one of security collateral to debt undertaken. With the exception of collateral requirements, the Company maintains all the rights and benefits of ownership including receipt of interest, dividends or proceeds from the securities. While this Margin Account has no material establishment or maintenance fees, it currently carries an effective interest rate of approximately 2.5% per annum applied against the “Margin Debit Balance” (i.e., those funds withdrawn and outstanding), based on the prevailing “Wells Fargo Base Rate” less 2.75%. As of September 30, 2014 and December 31, 2013, the principal loan balance of the Margin Account was $0. For the year ended December 31, 2013, the interest charge was approximately $130,000 which has been capitalized along with the other costs related to the capital improvement project.

Note 9: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity

Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the nine months ended September 30, 2014, the Company issued 905,000 options to some employees to purchase shares of common stock.

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

For the nine months ended September 30, 2014, the Company had sold 24,894,781 shares of the New EDA that resulted in net cash proceeds of approximately $9,763,000 after direct expenses along with commissions paid to Maxim for approximately $302,000.

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

The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction. The fair value recalculation of the Liability resulting from the issuance of the Warrants ("Call") and existence of the Fundamental Transaction ("Put") related to the May 2009 issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the Fair Value of the Warrants. As an additional factor to determine the Fair Value of the Put's Liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation. The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. The remaining redeemable warrants expire in November 2014 and there was no change in the assumptions utilized to estimate the fair value as of September 30, 2014. The balance of the redeemable warrants was approximately $13,000 and $14,000 as of September 30, 2014 and December 31, 2013, respectively.

Fair value at September 30, 2014, was estimated using the following assumptions:

Underlying price per share	$0.19 - $0.27
Exercise price per share	$1.31 - $1.65
Risk-free interest rate	0.06% - 0.23%
Expected holding period	0.38 - 1.64 yrs.
Expected volatility	69.74% - 113.56%
Expected dividend yield	None

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input may change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $13,000 and $14,000 at September 30, 2014 and December 31, 2013, respectively. There were no other financial instruments at September 30, 2014.

On January 1, 2008, the Company adopted new accounting guidance (codified at FASB ASC 820 and formerly Statement No. 157 Fair Value Measurements) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its warrant liability for those warrants with a cash settlement feature at fair value. As of September 30, 2014, the Company had no other derivative assets or liabilities.

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

As of September 30, 2014 and 2013, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2014:

	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$16,169	$16,169	$—	$—
Liabilities:
Warrants	$(13)	$—	$—	$(13)

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2014	2013
Balance at January 1	$14	$295
Fair value adjustment at March 31	—	(89)
Balance at March 31	14	206
Fair value adjustment at June 30	(1)	(102)
Balance at June 30	13	104
Fair value adjustment at September 30	—	(38)
Balance at September 30	$13	$66

Note 11: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 12: Recent Accounting Pronouncements

In 2014,  the FASB issued Accounting Standards Updates (“ASU”) 2014-1 through 2014-15. These updates did not have a significant impact on the financial statements.

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

Note 14: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event constituted a matter that required adjustment to the financial statements for the nine months ended September 30, 2014.

In October 2014, the Company entered into a purchase commitment with a contract manufacturer for approximately $700,000 for the manufacture of clinical batches of Ampligen®.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance or our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements and construction at of our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the FDA declining to approve our Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment ("CFS") stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our New Drug Application (“NDA”) for Ampligen® to treat Chronic Fatigue Syndrome (“CFS”), we note that there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale. While facility upgrades are being undertaken for the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA.  We are currently in the validation phase for Alferon® production of the enhancement project.  The production of new Alferon® inventory will not commence until the capital improvement and validation phases are complete.  While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product.  If and when we obtain a reaffirmation of FDA BLA status we will need FDA’s approval to release the final product confirming the quality and stability to allow commercial sales to resume.  We anticipate that it will take approximately until the 2nd half of 2015,  before we will have Alferon® approved for commercial sales, however we are in preparation to manufacture Alferon that could possibly be available for emergency use as soon as the first quarter of 2015.  We outsource certain components of our manufacturing, quality control, marketing and distribution while maintaining control over the entire process through our quality assurance and regulatory groups.  We cannot provide any guarantee that the facility or our contract manufacturer will necessarily pass an FDA pre-approval inspection for Alferon® manufacture.

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

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen® and are in the final stages of our facility enhancement project which includes the Installation and Operation Qualification phase for Alferon® production. Approximately $7,269,000 has been spent on the project through September 30, 2014, which was mainly financed through a Margin Account with an effective interest rate of approximately 2.50%. The Margin Account was paid off utilizing approximately one half of our marketable securities in October 2013. While facility upgrades are being undertaken for the Alferon® manufacturing process, this project has not impacted our capability to manufacture the Ampligen® drug substance intermediates needed for the final production steps of that product. Commercial sales of Alferon® will not resume until new batches of commercial filled and finished are produced and released by the FDA.  We are currently in the validation phase for Alferon® production of the enhancement project.  The production of new Alferon® inventory will not commence until the capital improvement and validation phases are complete.  While the facility is approved by the FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product.  If and when we obtain a reaffirmation of FDA BLA status we will need the FDA’s approval to release the final product confirming the quality and stability to allow commercial sales to resume.  We anticipate that it will take approximately until the 2nd half of 2015,  before we will have Alferon® approved for commercial sales; however, we are in preparation to manufacture Alferon that could possibly be available for emergency use as soon as the first quarter of 2015.  We outsource certain components of our manufacturing, quality control, marketing and distribution while maintaining control over the entire process through our quality assurance and regulatory groups.  We cannot provide any guarantee that the facility or our contract manufacturer will necessarily pass an FDA pre-approval inspection for Alferon® manufacture.

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

In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV and Salt Lake City, UT, provide safety information regarding the use of Ampligen® in patients with CFS. As of September 30, 2014, there were fifty-three patients participating in this open label treatment protocol with twenty-seven taking treatment, six on drug holiday and twenty currently untreated. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies.

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

Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA.  We are currently in the validation phase for Alferon® production of the enhancement project.  The production of new Alferon® inventory will not commence until the capital improvement and validation phases are complete.  While the facility is approved by the FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product.  If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume.  We anticipate that it will take approximately until at least the 2nd half of 2015, before we will have Alferon® approved for commercial sales; however, we are in preparation to manufacture Alferon that could possibly be available for emergency use as soon as the first quarter of 2015.  We outsource certain components of our manufacturing, quality control, marketing and distribution while maintaining control over the entire process through our quality assurance and regulatory groups.  We cannot provide any guarantee that the facility or our contract manufacturer will necessarily pass an FDA pre-approval inspection for Alferon® manufacture.

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
On May 5, 2014, we announced that one of our advanced stage biological products, Alferon(R) N, significantly inhibited the replication of the MERS virus in vitro. MERS-CoV is a recently emerged human coronavirus responsible for the lethal pulmonary syndrome known as MERS (Middle East Respiratory Syndrome). Recent testing in laboratories of the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, has revealed that Alferon(R) N was inhibitory to MERS-CoV both when used before test cells were exposed to MERS-CoV, as well as after the cells were exposed to the deadly virus. NIAID researchers led the Alferon(R) N MERS-CoV experiments. They treated monkey kidney cells with Alferon(R) N either 18 hours prior to infection with MERS-CoV ("pre-treatment") or 1 hour following infection with MERS-CoV ("post-treatment"). At Day 1 and Day 3, supernatants were collected from cells and virus titers were thereafter measured. In both cases, Alferon(R) N showed significant dose-dependent inhibitory effects, thus suggesting the potential of Alferon(R) N both as a preventive and a potential treatment. Laboratory (in vitro) studies of potential antiviral agents are not necessarily predictive of clinical benefits. The Company was not involved in the conduct of the experimentation. The results were forwarded to Hemispherx at the conclusion of the experiments and formal publication is still pending.
On June 3, 2014, we announced that we have confirmed that Alferon(R) N inhibits replication of the MERS virus in vitro. Chien-Te (Kent) Tseng, Ph.D., Associate Professor, Microbiology & Immunology at the University of Texas Medical Branch at Galveston, led the Alferon(R) N MERS-CoV experiments. Calu-3 cells were treated with Alferon(R) N 24 hours prior to infection with MERS-CoV. At 36 hours, supernatants were collected from cells and the virus titers were thereafter measured. Alferon(R) N showed significant dose-dependent inhibitory effects, thus suggesting the potential of Alferon(R) N as a preventative. Laboratory (in vitro) studies of potential antiviral agents are not necessarily predictive of clinical benefits. The Company supplied the Alferon N, but was not directly involved in the conduct of the experimentation. The results were forwarded to Hemispherx at the conclusion of the experiments for its review and formal publication is still pending.

On June 25, 2014, Bioclones and Hemispherx concluded strategic discussions in Johannesburg with three principle goals; 1) initiating studies utilizing Ampligen®as a potential adjuvant enhancement of Bioclones' therapeutic cancer vaccine, currently in trials in Cape Town, including pre-clinical studies followed, potentially, by a Phase 1 clinical trial; 2) seeking South African Medicine's Control Council approval to conduct trials using Alferon®and/or Ampligen® to eradicate latent HIV in patients highly responsive to anti-retroviral therapy; and 3) initiating a joint effort to obtain commercial registration of both Ampligen®and Alferon®in the South African markets.  The first clinical program builds on the Bioclones patented (US Patent 7,981,673 entitled "Process for the maturation of dendritic cells and a vaccine") therapeutic human dendritic cell (DC) cancer vaccination approach. This invention provides a method of producing mature DCs in vitro, which comprises the step of culturing the immature DCs, thereafter exposing said cells to tumor antigens before administration to patients. The team has successfully obtained the necessary Ethics approval to use Ampligen(R) as an adjuvant in the Bioclones pre-clinical cancer immunotherapy program utilizing patient derived samples. Pre-clinical studies will be directed towards the potential treatment of breast cancer in particular, followed by prostate cancer. These studies are part of the effort to develop patient-specific DC immunotherapy vaccines against breast cancer and prostate cancer, which elicit an immune response that will target and kill cancer cells. Human DCs matured with Ampligen(R) and transfected with autologous tumor-specific mRNA are designed to elicit a potent and autologous tumoricidal antigen-specific cytotoxic response to the cancer. This strategic alliance is subject to our entering into a formal agreement on any or all of the above points of understanding.

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

Our efforts in the biosecurity / biodefense have been redirected towards the Ebola virus disease. We have formed collaborations with multiple research laboratories around the world to examine whether Ampligen® and/or Alferon® exhibit antiviral activity against the Ebola virus.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the nine months ended September 30, 2014, the Company contributions towards the 401(k) Plan were approximately $124,000.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2014 versus three months ended September 30, 2013

Net Loss

Our net loss was approximately $4,202,000 for the three months ended September 30, 2014, a decrease in loss of approximately $934,000 or 18% when compared to the same period in 2013. This decrease in loss for these three months was primarily due to the following:

1)	a decrease in research and development expense of $279,000 or 13%;

2)	a decrease in other than temporary impairment loss on marketable securities of $800,000; offset by

3)	an increase in General and Administrative expenses of approximately $104,000 or 5%; and

4)	an increase in Production Costs of approximately $54,000 or 21%.

Net loss per share was $(0.02) and $(0.03) for the three months ended September 30, 2014 and 2013, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2014 was 190,677,576 as compared to 167,389,685 as of September 30, 2013.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $45,000 and $36,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in revenue of $9,000 was primarily due to an increase in patients utilizing Ampligen® of 13% as compared to the prior quarter. As of September 30, 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $306,000 and $252,000, respectively, for the three months ended September 30, 2014 and 2013. This increase of approximately $54,000 or 21% was primarily due to an increase in stability testing and pre-production costs related to the initiation of potential manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2014 were approximately $1,894,000 as compared to $2,173,000 for the same period a year ago, reflecting a decrease of approximately $279,000 or 13%. The primary reason for the decrease in research and development costs was due to an overall decline in costs associated with efforts regarding Ampligen® research and development, stability tests and polymer production.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2014 and 2013, were approximately $2,174,000 and $2,070,000, respectively, reflecting an increase of approximately $104,000 or 5%. The rise in G&A expenses in 2014 was mainly due to higher legal fees due to various legal proceedings that are ongoing (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Interest and Other Income

Interest and other income for the three months ended September 30, 2014 and 2013 were approximately $130,000 and $89,000, respectively, representing an increase of approximately $41,000 or 46%. The primary cause for the increase in investment income during the current quarter was primarily due to higher fund performance as compared to the prior period.

Impairment Loss from Marketable Securities

Our quarterly analysis of the trading value for marketable securities resulted in an observation that some of our investments had experienced a decrease in market value for a period of longer than the last six consecutive months. Accordingly, an estimated impairment loss of $800,000 was recognized in September 2013 for the sustained decrease in the respective market value. There was no temporary impairment experienced in the current period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants for the three months ended September 30, 2014 resulted in no non-cash adjustment with regard to the valuation of the redeemable warrants liability versus an approximate $38,000 gain for the same period in the prior year (see “Note 10: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Nine months ended September 30, 2014 versus nine months ended September 30, 2013

Net Loss

Our net loss was approximately $12,994,000 for the nine months ended September 30, 2014, a decrease in loss of approximately $36,000 or 0% when compared to the same period in 2013. This decrease in loss for the nine months was primarily due to the following:

1)	an increase in the cash gain from sale of New Jersey State Net Operating Loss carryforwards of approximately $440,000 or 64% as compared to the prior year;

2)	a decrease in research and development of approximately $277,000 or 4%;

3)	a decrease in production/cost of goods sold of $155,000 or 14%;

4)	a decrease in other than temporary impairment loss on marketable securities of $800,000; offset by

5)	an increase in general and administrative expenses of approximately $1,246,000 or 21%;

6)	a decrease in the value of the redeemable warrant liability valuation adjustment of $228,000; and

7)	a decrease in interest and other income of $210,000 or 34%.

Net loss per share was $(0.07) and $(0.08) for the nine months ended September 30, 2014 and 2013, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2014 was 184,434,475 as compared to 167,135,111 as of September 30, 2013.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $157,000 and $114,000 for the nine months ended September 30, 2014 and 2013, respectively. Revenues increased approximately $43,000, or 38%, for the nine months ended September 30, 2014 as compared to the same time period of 2013 due to an increase in the number of patients utilizing Ampligen®. As of September 30, 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production/Cost of Goods Sold

Production/Cost of Goods Sold was approximately $923,000 and $1,078,000, respectively, for the nine months ended September 30, 2014 and 2013. This decrease of approximately $155,000 or 14% was primarily due to a write off of inventory of $458,000 incurred during the nine months ended September 30, 2013 offset by an increase in stability testing and pre-production costs related to the initiation of potential manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the nine months ended September 30, 2014 were approximately $6,550,000 as compared to $6,827,000 for the same period a year ago, reflecting a decrease of approximately $277,000 or 4%. The primary reasons for the decrease in research and development costs can be attributed to a general decrease in costs associated with efforts regarding Ampligen® research and development, stability tests and polymer production of approximately $1,604,000, offset by an increase in Alferon® related costs of approximately $575,000 associated with cGMP compliance testing , environmental studies, and clinical research at our New Brunswick manufacturing facility as well as higher salaries and wages of $752,000 associated with incentive compensation and bonuses awarded to executives as compared to the prior period.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2014 and 2013, were approximately $7,210,000 and $5,964,000, respectively, reflecting an increase of approximately $1,246,000 or 21%. The rise in G&A expenses in 2014 are due to: 1) higher legal fees of $1,064,000 (see "Part II - Other Information; Item 1: Legal Proceedings" for details), and 2) higher salaries and wages of $635,000 associated with incentive compensation and bonuses awarded to executives; offset by 1) a decrease in consulting fees of $227,000 related to governmental affairs, and 2) a decrease in fees incurred from the Sage Group of $48,000.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2014 and 2013 were approximately $414,000 and $624,000, respectively, representing a decrease of approximately $210,000 or 34%. The cause for the decrease in investment income during the nine months ended was primarily due to a greater value of funds available for investment purposes in the prior period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants for the nine months ended September 30, 2014 resulted in non-cash adjustments of $1,000 in the valuation of the redeemable warrants liability versus an approximate $229,000 gain for the same period in the prior year (see “Note 10: Fair Value” for the various factors considered in the valuation of redeemable warrants).
Sale of New Jersey Tax Net Operating Loss

In February 2014, we effectively sold $13,900,000 of our approximately $25,000,000 of New Jersey state net operating loss carryforwards (for the year 2012) for approximately $1,126,000. In January 2013, we effectively sold $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000, representing an increase in cash gain of $440,000 or 64% (see “Note 13: Funds Received From Sale of Income Tax Net Operating Losses”) for the nine months ended September 30, 2014 as compared to the same period in 2013.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2014 was approximately $9,931,000 compared to approximately $13,646,000 for the same period in 2013, a decrease of $3,715,000 or 27%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the nine months ended September 30, 2014 decreased by approximately $3,275,000 or 23% over the comparable period in 2013. The primary reason for this decrease in 2014 was due to the January 2013 payout of 2012 employee and strategic consultant bonuses for approximately $2,196,000 reflected in accrued expenses and a decrease in accounts payable due to the timing of payments of approximately $1,411,000 during the nine months ended September 30, 2013. This was offset by the write off of inventory valued at $458,000 during the nine months ended September 30, 2013.

As of September 30, 2014, we had approximately $17,431,000 in cash, cash equivalents and marketable securities inclusive of approximately $16,169,000 in Marketable Securities, or a decrease of approximately $763,000 from December 31, 2013. The primary reason for the decrease in cash, cash equivalents and marketable securities was due to cash used in operating activities of $9,931,000 for the nine months ended September 30, 2014 being offset by net proceeds of $9,763,000 from the sale of 24,894,781 shares sold pursuant to the ATM during the nine months ended September 30, 2014 (see below and "Note 9: Stockholders' Equity”). If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

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

In October 2014, the Company entered into a purchase commitment with a contract manufacturer for approximately $700,000 for the manufacture of clinical batches of Ampligen®.

On July 23, 2012, we entered into a new EDA with Maxim (the New EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the New EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the New EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the New EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the New EDA or terminate the New EDA. The Shares are being sold pursuant to our Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, we filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New EDA. On October 5, 2012, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares. On December 23, 2013, we filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the New EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the New EDA. For the nine months ended September 30, 2014, we sold an aggregate of approximately 24,894,781 shares that resulted in net cash proceeds of approximately $9,763,000 after commissions paid to Maxim for approximately $302,000 (see “Note 9: Stockholders' Equity”). The impact of 2014 and 2013's fund raising effort through the New EDA, which was limited in 2013, is reflected in the "Consolidated Statements of Cash Flow" Statement comparing the various financing activities for the nine months ended September 30, 2014 to the same period in 2013.

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $17,431,000 in cash, cash equivalents and marketable securities at September 30, 2014 as compared to $18,194,000 at December 31, 2013.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of September 30, 2014, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2014, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. Since the SLC filed its motion to dismiss, plaintiffs have served document requests on the SLC, noticed the depositions of the SLC members (on dates to be mutually agreed-upon following document production), and served a subpoena on the SLC's counsel McCarter & English LLP.

The SLC responded to plaintiffs’ document requests on March 6, 2014, and produced responsive documents the same day. McCarter & English responded to plaintiff's subpoena and produced responsive documents on March 20, 2014, and produced additional responsive documents on April 7, 2014 and June 23, 2014. On June 25, 2014, plaintiffs served document requests on the Company, to which the Company responded on July 25, 2014. The deposition of McCarter & English, tentatively scheduled for April 15, 2014, has been postponed indefinitely. The parties are now engaged in a dispute about whether plaintiffs are entitled to production of certain additional documentation. The court has scheduled a hearing on that issue for November 17, 2014. We anticipate that following resolution of that dispute, the parties will complete discovery, and then briefing, on the SLC’s motion to dismiss.

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

The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On April 22, 2013 the Parties submitted Proposed Findings of Fact and Conclusions of Law, and on April 26, 2013, submitted hyperlinked copies to the Court pursuant to the Court's Order. In February and March of 2014, the Company’s counsel advised the Court that certain rulings in a similar matter undercut certain factual and legal arguments advanced by the Plaintiff at, and subsequent to the trial. On September 9, 2014 the Court issued a Decision and Order finding for Hemispherx and codefendant the Sage Group, on all counts asserted by Cato. The Order dismissed all claims. On October 14, 2014 Hemispherx filed a Motion seeking an award of attorney’s fees and costs in the approximate amount of One Million Dollars pursuant to a cost and fee recovery provision of the Agreement between Cato and Hemspherx that was the subject of the underlying litigation. The Court has set October 31, 2014 as the date for Cato to reply to Hemispherx’ motion. On October 21, 2014 Cato filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. No informed judgment can be made concerning the success of the Company’s Motion for recovery of attorney’s fees and costs, nor can it be determined at this time whether a successful judgment would result in collection. No informed judgment can be made at this time as to the basis of Cato’s appeal or the merits.

(i)	Summation.

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the nine months ended September 30, 2014 and for the year ended December 31, 2013. Also with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains insurance coverage which is expected to respond to certain claims and expenses.

ITEM 1A: Risk Factors

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are:

Risks Associated With Our Business

No assurance of successful product development.

Ampligen® and related products. The development of Ampligen® and our other related products is subject to a number of significant risks. Ampligen® may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary right of third parties. Our investigational products are in various stages of clinical and pre-clinical development and require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, if ever, Ampligen® or our other products will be generally available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale. (Please see the next Risk Factor and Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Ampligen®” above for more information).

Alferon N Injection®. Although Alferon N Injection® is approved for marketing in the United States for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments. (Please see the next Risk Factor and Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; “Alferon N Injection®” above for more information).

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

On February 1, 2013, we received a CRL from the FDA declining to approve our Ampligen® NDA for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. For more detailed information about the current status of our Ampligen® NDA please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Ampligen®” above.

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

In April 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® API, which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that we could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots will not be submitted to the FDA to request release for commercial sale and their remaining dollar value has been written-off. In the absence of FDA approvals for product manufactured from existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. (Please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Alferon N Injection®” above for more information).

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of September 30, 2014, our accumulated deficit was approximately $(273,313,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2014, we had approximately $17,431,000 in cash, cash equivalents and marketable securities (inclusive of approximately $16,169,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, 21,309,778 shares are authorized but unissued and unreserved at September 30, 2014 with an additional 75,000,000 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.

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

If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. For more information on Alferon N Injection® regarding potential commercial sales, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Alferon N Injection®”.

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
We continually review our patents’ rights to determine whether they have continuing value. Such review includes an analysis of the patent’s ultimate revenue and profitability potential. In addition, Management’s review addresses whether each patent continues to fit into our strategic business plans for Ampligen®, Alferon N Injection® and Alferon® LDO. One U.S. patent relating to our Alferon® product expired on April 2, 2013 (#5,503,828) (see discussion below on patent #5,503,828), and one expired on October 14, 2014 (#5,676,942) (see discussion below on patent #5,676,942). Another Alferon® patent expires on December 22, 2017 (#5,989,441). In 2013, we were granted four new patents, one in Singapore for the use of Ampligen to initiate innate immunity and to treat or prevent viral infections and tumors, and three for the use of Alferon LDO to treat bacterial or protozoan infections in Australia, New Zealand and Singapore. In 2012, we were granted two new patents, one in Australia and the other in New Zealand, both for the use of Ampligen to initiate innate immunity and to treat or prevent viral infections and tumors. In December 2011, we were granted two new United States Patents for the use of Alferon® LDO for the treatment in a number of different human diseases.
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

There are a limited number of suppliers in the United States available to provide the raw and packaging materials for use in manufacturing Ampligen®. At present, we do not have any agreements with third parties for the supply of any of these materials. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. For more information on Ampligen®, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Ampligen®”.

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

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. regarding the fill and finish process for Alferon N Injection® (please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Alferon N Injection®”. As we no longer have any existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale.

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

If we are unable to procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Alferon N Injection® and/or Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® and the commercial production of Alferon N Injection® and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® and Alferon N Injection®, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Ampligen®”and “Alferon N Injection®”.

There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production.

We are currently in the Validation phase for Alferon® production of the enhancement project. The production of new Alferon® API inventory will not commence until the validation phase is completed. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume. For more information, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Alferon N Injection®”. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

Only if and when our BLA status is recertified by the FDA to produce Alferon® API at our enhanced manufacturing facility and Althea gains FDA’s approval to formulate, fill and finish Alferon, can batches of Alferon® be released by the FDA for commercial sales. We are unable to provide any assurances that the FDA will approve our enhanced manufacturing process and/or newly created finish product lots formulated, filled and finished at Althea. Without FDA approval, our Alferon N Injection® will not be considered suitable for commercial sales.

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

In furtherance of the capital improvement program at our New Brunswick, NJ facility to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API, the validation phase of the Alferon® manufacturing project is currently underway. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume. For more information, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Alferon N Injection®”. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all. The failure to obtain FDA approval of any of our manufacturing process would most likely have a materially adverse impact upon us.

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

We may be subject to product liability claims from the use of Ampligen®, Alferon N Injection®, or other of our products which could negatively affect our future operations. We do not carry product liability or clinical trial insurance.

We elected not to maintain Products Liability and Clinical Trial insurance coverage world-wide for Ampligen® and Alferon® due to the minimal amount of historical loss claims regarding these products in the marketplace. Any claims against our products, Ampligen®, Alferon N Injection® and Alferon® LDO, could have a materially adverse effect on our business and financial condition.

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

Our common stock is listed for quotation on the NYSE MKT. For the nine month period ended September 30, 2014, the trading price of our common stock has ranged from $0.26 to $0.55 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

In May 2009, we issued an aggregate of 25,543,339 shares and warrants to purchase an additional 14,708,687 shares under a Universal Shelf Registration Statement. 4,895,000 of these warrants have been exercised and 3,677,324 have expired as of September 30, 2014. Depending on market conditions, we may sell up to 6,136,363 shares pursuant to the exercise of these warrants before they expire in November 2014.

Additionally, we registered with the SEC on September 29, 2009, 1,038,527 shares issuable upon exercise of certain other warrants. To the extent the exercise price of our outstanding warrants is less than the market price of the common stock, the holders of the warrants are likely to exercise them and sell the underlying shares of common stock and to the extent that the exercise price of certain of these warrants are adjusted pursuant to anti-dilution protection, the warrants could be exercisable or convertible for even more shares of common stock. We also may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the New EDA with Maxim. Through September 30, 2014, we had sold an aggregate of approximately 55,365,000 shares under the New EDA.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At September 30, 2014, for Dr. Carter, our Chief Executive Officer and President, who already beneficially owns approximately 4.78% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the nine months ended September 30, 2014.

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
2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets ; (ii)
Condensed Consolidated Statements of Comprehensive Loss; (iii) Condensed Consolidated Statements of Cash
Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: November 7, 2014