Form 10-K
period 2014-12-31
HEMISPHERX BIOPHARMA INC
filed 2015-03-19
CIK 946644

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File No. 1-13441

HEMISPHERX BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0845822
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

1617 JFK Boulevard, Ste. 500, Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of Common Stock held by non-affiliates at June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $57,685,937.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2015 was 215,095,559.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance or our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements and construction at of our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the FDA declining to approve our Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment ("CFS") stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our New Drug Application (“NDA”) for Ampligen® to treat Chronic Fatigue Syndrome (“CFS”), we note that there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale. We recently completed our $8 million facility enhancement project which should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA.  We are continuing the validation of Alferon® production.  The production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Assuming we commence production of inventory in February 2015, we anticipate that it will take approximately until at least the 2nd half of 2015 before we will have Alferon® approved for commercial sales; however, we are in preparation to manufacture Alferon that could possibly be available for emergency use as soon as the first half of 2015. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

Our overall objectives include plans to continue seeking approval for commercialization of Ampligen® in the United States and abroad as well as to widen existing commercial therapeutic indications of Alferon N. Injection® presently approved in the United States and Argentina. In addition, we have formed collaborations with multiple research laboratories around the world to examine Ampligen®, an experimental therapeutic, and Alferon N, an FDA-approved commercial product (for refractory venereal warts (HPV)) as potential preventatives for, and treatments of, Ebola Virus Disease (EVD). Our ability to commercialize our products, widen commercial therapeutic indications of Alferon N. Injection® and/or capitalize on our collaborations with research laboratories to examine our products as potential preventatives for, and treatments of, EVD are subject to a number of significant risks and uncertainties including, but not limited to our ability to enter into more definitive agreements with some of the research laboratories and others that we are collaborating with, to fund and conduct additional testing and studies, whether or not such testing is successful or requires additional testing and to the requirements of the FDA and comparable foreign regulatory agencies. We do not know when, if ever, our products will be generally available for commercial sale for any indication.

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

PART I

ITEM 1. Business
GENERAL

Hemispherx Biopharma, Inc. and its subsidiaries (collectively, “Hemispherx”, “Company”, “we or “us”) are a specialty pharmaceutical company headquartered in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based disorders. We were founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases. We have three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. Our foreign subsidiary is Hemispherx Biopharma Europe N.V./S.A. established in Belgium in 1998. All significant intercompany balances and transactions have been eliminated in consolidation.
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
In September 2014, we initiated a series of collaborations designed to determine the potential effectiveness of Alferon® N and Ampligen® as potential preventative and/or therapeutic treatments for Ebola related disorders. Our two platform drugs Alferon® N and Ampligen®, have certain unique structural attributes and developmental histories which suggest potential incremental value with respect to inclusion in various Ebola therapeutic cocktails under development. Ampligen®, an experimental therapeutic, is a new class of specifically-configured ribonucleic acid (RNA) compounds targeted as potential treatment of diseases with immunologic defects and/or viral causation. Ebola virus specifically inhibits the dsRNA within cells via a sequestration process. Such RNA would otherwise cause a robust antiviral response to be mounted: Ampligen may be able to overcome this deficiency in host response. Positive results against Ebola in vitro have been reported to the Company by the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) and other research/academic institutions. Clinical trial data will be necessary to establish human efficacy of Ampligen® for Ebola viruses. Please see the discussion in "Ebola" below for more detail.
We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen® and recently completed our $8 million facility enhancement project which should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. Please see ”Manufacturing” section below for more information on the recommencement of commercial sales of Alferon®. Approximately $7,337,000 has been spent on the project through December 31, 2014.
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
In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV and Salt Lake City, UT, provide safety information regarding the use of Ampligen® in patients with CFS. As of December 31, 2014, there were 49 patients participating in this open label treatment protocol with 23 taking treatment, 8 on drug holiday and 18 untreated. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies.
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
In January 2015, we reported that we have conducted new in vitro studies of natural killer (NK) cells obtained from CFS patients in conjunction with a comprehensive review of the medical literature to determine the relative incidence of NK cell functional deficiencies in CFS disease. This review indicates that low NK cell cytotoxicity (NKCC) has been consistently reported in CFS patients compared to normal controls. In the new laboratory studies, Ampligen® was found to increase in vitro NK activity utilizing cells from CFS patient donors. The authors of the new report are all affiliated with Hemispherx.
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
See "Manufacturing" and "Marketing/Distribution" sections below for more details on the manufacture and marketing/distribution of Ampligen®.
Alferon N Injection®

Alferon N Injection® is the registered trademark for our injectable formulation of natural alpha interferon, which was approved by the FDA in 1989 for the treatment of certain categories of genital warts. Alferon® is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). The U.S. Centers for Disease Control and Prevention (“CDC”) estimates that “approximately twenty million Americans are currently infected with HPV with another six million becoming newly infected each year. HPV is so common that at least 50% of sexually active men and women get it at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.
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
Alferon N Injection® [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multi-species alpha interferon product. There are essentially no neutralizing antibodies observed against Alferon N Injection® to date and the product has a relatively low side-effect profile. The recombinant DNA derived alpha interferon formulations have been reported to have decreased effectiveness after one year, probably due to neutralizing antibody formation.
See "Manufacturing" and "Marketing/Distribution" sections below for more details on the manufacture and marketing/distribution of Alferon N Injection®.
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
Hemispherx currently has an FDA authorized protocol to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal influenza of more than 200 subjects. Our Phase II study has continued to be delayed as we have redirected many of our resources to complete the upgrades in the New Brunswick facility.
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

	(dollars in thousands) Year Ended December 31, 2014
Costs and Expenses
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total
Production costs	$—	$1,251	$—	$—	$1,251
Research and development	3,650	4,107	1,231	—	8,988
General and administrative	3,229	4,739	1,089	—	9,057

Total	$6,879	$10,097	$2,320	$—	$19,296

	(dollars in thousands) Year Ended December 31, 2013
Costs and Expenses
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total
Production costs	$—	$1,234	$—	$—	$1,234
Research and development	4,962	—	3,173	225	8,360
General and administrative	3,994	993	2,554	182	7,723

Total	$8,956	$2,227	$5,727	$407	$17,317

	(dollars in thousands) Year Ended December 31, 2012
Costs and Expenses
	Ampligen® NDA	Alferon N Injection®	Alferon® LDO	Other	Total
Production costs	$—	$1,989	$—	$—	$1,989
Research and development	6,775	—	2,245	488	9,508
General and administrative	5,337	1,567	1,768	384	9,056

Total	$12,112	$3,556	$4,013	$872	$20,553

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS
As of December 31, 2014, we had 25 patents worldwide with 27 additional pending patent applications comprising our intellectual property. Please see “Note 5: Patents, Trademark Rights and Other Intangibles (FASB ASC 350 General Intangibles Other than Goodwill)” under Notes To Consolidated Financial Statements for more information on these patents.
We continually review our patents’ rights to determine whether they have continuing value. Such review includes an analysis of the patent’s ultimate revenue and profitability potential. In addition, Management’s review addresses whether each patent continues to fit into our strategic business plans for Ampligen®, Alferon N Injection® and Alferon® LDO. One U.S. patent relating to our Alferon® product expired on April 2, 2013 (#5,503,828) and another on October 14, 2014 (#5,676,942) (see discussion below on patent #5,503,828 and #5,676,942). One Alferon® patent also expires on December 22, 2017 (#5,989,441).
In 2014, we filed for three new patents that are currently pending. One patent pending is for use of Ampligen as a vaccine adjuvant for use with seasonal influenza vaccine to induce an enhanced immune response. The second is for use of Ampligen as a method of diagnosing and stabilizing CFS symptoms in patients. The third is for use of Alferon N Injection® as a possible treatment for Oseltamivir Resistant Avian Origin Influenza A (H7N9 virus). In 2013, we were granted four new patents, one in Singapore for the use of Ampligen to initiate innate immunity and to treat or prevent viral infections and tumors, and three for the use of Alferon LDO to treat bacterial or protozoan infections in Australia, New Zealand and Singapore. In 2012, we were granted two new patents, one in Australia and the other in New Zealand, both for the use of Ampligen to initiate innate immunity and to treat or prevent viral infections and tumors.
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

Alferon® patent #5,676,942 which expired on October 14, 2014, relates to a manufacturing methodology which is no longer in use. For this reason, we believe the expiration of this Alferon® patent should have no impact on the Company.
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
On May 13, 2014, the United States Patent Office issued patent U.S. 8,722,874 titled “Double-Stranded Ribonucleic Acids with Rugged Physiochemical Structure and Highly Specific Biologic Activity” to inventors Carter, et al. and assignee Hemispherx Biopharma, Inc. The patent claims a novel form of rugged dsRNA. Rugged dsRNA are nucleic acids with a unique composition and physical characteristic identified with high specificity of binding to Toll-Like Receptor 3 (TLR3), thereby conveying an important range of therapeutic opportunities. The newly discovered form of dsRNA has increased bioactivity and binding affinity to the TLR 3 receptor because of its reduced tendency to form branched dsRNA which can inhibit receptor binding. Pharmaceutical formulations containing the newly discovered nucleic acid as active ingredients, and methods of treatment with those formulations are also described in the issued patent. The issuance of U.S. Patent 8,722,874 will help ensure that Hemispherx Biopharma retains patent protection for novel formulations of Ampligen® products until at least 2029.
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
RESEARCH AND DEVELOPMENT (“R&D”)
Our general focus during the past three fiscal years has been on the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based disorders.
The following table summarizes our research and development costs for the years 2014, 2013 and 2012 by project (in thousands):

	2014	2013	2012
Ampligen® New Drug Application for the treatment of Chronic Fatigue Syndrome	$3,650	$4,962	$6,775
Alferon® LDO	1,231	3,173	2,245
Alferon N Injection®	4,107	—	—
Other projects	—	225	488
Total research and development	$8,988	$8,360	$9,508
Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “OUR PRODUCTS”, we cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. As of December 31, 2014, we had approximately $16,108,000 in Cash, Cash Equivalents and Marketable Securities, (inclusive of approximately $13,952,000 in Marketable Securities). Please see ITEM 1A. Risk Factors; “We may require additional financing which may not be available” below.
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
Chronic Fatigue Syndrome ("CFS")
Chronic Fatigue Syndrome (“CFS”), also known as Chronic Fatigue Immune Dysfunction Syndrome (“CFIDS”) and Myalgic Encephalomyelitis (“ME”) is a serious and debilitating chronic illness and a major public health problem. CFS is recognized by both the government and private sector as a major health problem, including the U.S. National Institutes of Health (“NIH”), FDA and the CDC. The CDC states on its website at http://www.cdc.gov/cfs/index.html that “Chronic fatigue syndrome, or CFS, is a devastating and complex disorder characterized by overwhelming fatigue that is not improved by bed rest and that may be worsened by physical or mental activity. People with CFS most often function at a significantly lower level of activity than they were capable of before the onset of illness.”
Many severe CFS patients become completely disabled or totally bedridden and are afflicted with severe pain and mental confusion even at rest. CFS is characterized by incapacitating fatigue with profound exhaustion and extremely poor stamina, sleep difficulties and problems with concentration and short-term memory. It is also accompanied by flu-like symptoms, pain in the joints and muscles, tender lymph nodes, sore throat and new headaches. A distinctive characteristic of the illness is a worsening of symptoms following physical or mental exertion, which do not subside with rest.
For their Case Definition, the CDC states that the cause or causes of CFS have not been identified and no specific diagnostic tests are available. Therefore, in order to be diagnosed with chronic fatigue syndrome, a patient must satisfy three criteria:

1.
The individual has had severe chronic fatigue for six or more consecutive months that is not due to ongoing exertion or other medical conditions associated with fatigue (these other conditions need to be ruled out by a doctor after diagnostic tests have been conducted);

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

Other Diseases
In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. Enrollment in this study was expanded in December 2013 based on an analysis of safety results to date conducted by both the FDA and a Data Monitoring Committee, the latter group comprised of a team of independent clinical, basic research, and statistical professionals. Enrollment of additional subjects into Stage 2 began in March 2014 and 25 subjects have been enrolled; 12 in Stage 1 and 13 subjects in Stage 2.
In June 2011, we entered into a Material Transfer and Research Agreement with the University of Pennsylvania’s School of Medicine to provide Ampligen® for testing as a vaccine adjuvant in a human clinical study in ovarian cancer. This study is a Phase I/II randomized clinical trial for subjects with recurring ovarian, fallopian tube or primary peritoneal cancer to determine the feasibility and safety as well as immunogenicity of a vaccine comprised of autologous oxidized tumor cell lysate (“OC-L”) administered by intradermal/subcutaneous injection in combination with intravenous Ampligen®. The OC-L vaccine is an experimental cancer immunotherapy under development by the University of Pennsylvania. This study represents the first use of Ampligen® as a cancer vaccine adjuvant in a randomized clinical study with and without Ampligen®. As of December 31, 2013, three patients have participated in this study. Further treatment of the existing three patients, as well as new enrollment into this study, are currently suspended pending additional data analyses and non-clinical experimentation by the University of Pennsylvania’s School of Medicine in an attempt to modify the immune response elicited by the vaccine adjuvant combination. The treatment has been generally well-tolerated with no tumor regression seen in the first three patients. We have elected to discontinue this study as the principal investigator has left the University of Pennsylvania.
In August 2011, a study utilizing Ampligen® was initiated by investigators from the Tumor Vaccine Group (“TVG”) at the University of Washington in Seattle, WA. As of June 30, 2014, 50 patients were enrolled in this ninety-eight patient Phase I-II Study of HER2 vaccination with Ampligen® as an adjuvant in optimally treated breast cancer patients. The goal of this study is to see how well the combination works in treating patients with Stage II-IV human epidermal growth factor receptor 2 (“HER2”)-positive breast cancer. Vaccines made from synthetic HER2/neu peptides may help the body build an effective immune response to kill tumor cells that express HER-2/neu. The TVG has developed vaccines against several cancer proteins, and in this study, they are researching a new approach in an attempt to make the immune response to the vaccine even better. Compounds that specifically stimulate TLR receptors are promising immune stimulators, and Ampligen® has the potential to provide a profile of immune stimulation that could be clinically beneficial. Data from these patients was evaluated and the Company concluded the Phase I study and redirected resources to other projects.
In December 2013, we announced that we are supporting the University of Pittsburgh’s National Institutes of Health funded study (grant 1PO1CA132714) currently underway as part of the University’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of professor of surgery Pawel Kalinski, M.D., Ph.D. and involves the Chemokine Modulatory regimen developed by Dr. Kalinski’s group, has successfully completed the lowest tier of dose escalation in patients with resectable colorectal cancer under the clinical leadership of Dr. Amer Zureikat, an assistant professor of surgery. To date, seven patients have been treated with Ampligen as an adjuvant in this study.  In addition, the University has initiated enrollment in an additional cancer study of peritoneal surface malignancies which includes Ampligen® as an adjuvant. To date, four patients have been treated with Ampligen as an adjuvant in this study.
In May 2014, we announced that one of our advanced stage biological products, Alferon® N, significantly inhibited the replication of the MERS virus in vitro. MERS-CoV is a recently emerged human coronavirus responsible for the lethal pulmonary syndrome known as MERS (Middle East Respiratory Syndrome). Recent testing in laboratories of the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, has revealed that Alferon® N was inhibitory to MERS-CoV both when used before test cells were exposed to MERS-CoV, as well as after the cells were exposed to the deadly virus. NIAID researchers led the Alferon® N MERS-CoV experiments. They treated monkey kidney cells with Alferon® N either 18 hours prior to infection with MERS-CoV ("pre-treatment") or 1 hour following infection with MERS-CoV ("post-treatment"). At Day 1 and Day 3, supernatants were collected from cells and virus titers were thereafter measured. In both cases, Alferon® N showed significant dose-dependent inhibitory effects, thus suggesting the potential of Alferon® N both as a preventive and a potential treatment. Laboratory (in vitro) studies of potential antiviral agents are not necessarily predictive of clinical benefits. The Company was not involved in the conduct of the experimentation.
In June 2014, we announced that we have confirmed that Alferon® N inhibits replication of the MERS virus in vitro. Chien-Te (Kent) Tseng, Ph.D., Associate Professor, Microbiology & Immunology at the University of Texas Medical Branch at Galveston, led the Alferon® N MERS-CoV experiments. Calu-3 cells were treated with Alferon® N 24 hours prior to infection with MERS-CoV. At 36 hours, supernatants were collected from cells and the virus titers were thereafter measured. Alferon(R) N showed significant dose-dependent inhibitory effects, thus suggesting the potential of Alferon® N as a preventative. Laboratory (in vitro) studies of potential antiviral agents are not necessarily predictive of clinical benefits. The Company supplied the Alferon® N, but was not directly involved in the conduct of the experimentation.
In June 2014, we concluded strategic discussions with Bioclones in Johannesburg with three principle goals; 1) initiating studies utilizing Ampligen®as a potential adjuvant enhancement of Bioclones' therapeutic cancer vaccine, currently in trials in Cape Town, including pre-clinical studies followed, potentially, by a Phase 1 clinical trial; 2) seeking South African Medicine's Control Council approval to conduct trials using Alferon®and/or Ampligen® to eradicate latent HIV in patients highly responsive to anti-retroviral therapy; and 3) initiating a joint effort to obtain commercial registration of both Ampligen® and Alferon® in the South African markets. This strategic alliance is subject to our entering into a formal agreement on any or all of the above points of understanding. Our current efforts have been mainly directed towards the Ebola virus disease as well as the recent developments on our CFS initiatives which has required our personnel to devote more of our time and resources towards these initiatives. We have informed Bioclones of our intention to put on hold any formal agreement until such time Bioclones would be able to obtain funding to initiate these HIV initiatives. We have also informed Bioclones that we would provide Ampligen® on an as needed basis for their clinical programs as long as adequate supply exists.
Ebola
We announced, in September 2014, a series of collaborations designed to determine the potential effectiveness of Alferon® N and Ampligen® as potential preventative and/or therapeutic treatments for Ebola related disorders. Our two platform drugs Alferon® N and Ampligen®, have certain unique structural attributes and developmental histories which suggest potential incremental value with respect to inclusion in various Ebola therapeutic cocktails under development. These collaborations have resulted in the following reports being issued:
* November 2014 - We received a report from the United States Army Medical Research Institute of Infectious Diseases ("USAMRIID") scientists that they have in-vitro data indicating that Alferon®, the only multi-species, natural alpha interferon commercially approved in the U.S., successfully protected human cells against the Ebola virus (EBOV).
* November 2014 - We announced that we had received a new research report from Professor Tramontano in the Department of Life and Environmental Sciences, University of Cagliari, Italy. The biochemical study demonstrates Ampligen® can successfully bind to the lethal Ebola Virus protein designated VP35. VP35 protein normally inactivates a patient's immune/antiviral system by binding to viral dsRNA thereby sequestering a critical antiviral/immune activator of the body, which leads to high morbidity and death rates. Ampligen® competes with viral dsRNA for VP35 binding and this finding is consistent with recent studies at USAMRIID demonstrating that Ampligen® inhibits Ebola virus infectivity in vitro.
* December 2014 - We announced that we received a new research report from researchers at Howard University, Washington DC. The report describes a study in which Ampligen® strongly inhibited the Ebola minigenome in the human embryonic kidney cell system.
* February 2015 - We announced results of a new efficacy study of Ampligen® in a mouse model of EBOV infection performed by scientists at the USAMRIID. Ampligen® was utilized with a mouse adapted Ebola virus using multiple groups of mice with varying dosage schedules of Ampligen® given every other day. The most effective dose, resulting in 100% percent survival at Day 21, corresponded to a human dose of approximately 400 mg, which has been used clinically approximately 50,000 times and has been generally well-tolerated when administered twice weekly. When higher doses of Ampligen® were used in the Ebola-infected mice, the survival rate dropped to 90%. The Ebola-infected mice treated with placebo had a 100% death rate by Day 7 post-infection.
Our European subsidiary,  Hemispherx Biopharma Europe N.V./S.A.,  has been formally notified of a positive opinion from the COMP (Committee on Medical Products) regarding its Orphan Medicinal Product Application for Ampligen®, an experimental therapeutic, to treat Ebola Virus Disease (EVD). The EU Orphan application process consists of multiple steps and a final decision from the European Commission normally occurs sometime after the summary report of the COMP.  No assurances can be given that the final decision will designate Ampligen as an Orphan Medical Product for treatment of EVD.
Our overall objectives include plans to continue seeking approval for commercialization of Ampligen® in the United States and abroad as well as to widen existing commercial therapeutic indications of Alferon® N Injection presently approved in the United States and Argentina. Laboratory experiments do not necessarily indicate clinical benefit. Some of the research both past and present has been, and may in the future be, sponsored in part by contracts or grants from us to various independent research entities.
Biosecurity / Biodefense
Our efforts in the biosecurity / biodefense have been redirected towards the Ebola virus disease. We have entered into material transfer and research agreements with multiple research laboratories around the world to examine whether Ampligen® and/or Alferon® exhibit antiviral activity against the Ebola virus (See "Ebola" section above).
MANUFACTURING

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen® and recently completed our $8 million facility enhancement project which should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®.
On October 2, 2011, the Company finalized their Fourth Amendment to a Supply Agreement, effective through March 11, 2014, with Jubilant Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. This Supply Agreement expired March 11, 2014. The Company is working towards an amendment to the existing Supply Agreement, which may contain additional fees as part of entering into the extension.
In October 2014, we entered into a purchase commitment with Hollister-Stier for approximately $700,000 for the manufacture of clinical batches of Ampligen®.
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
In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale.
In 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® Active Pharmaceutical Product (“API”), which would need to be released by the FDA before those materials could be used in commercial product. As of December 31, 2012, all of our existing lots of Alferon® Work-In-Process Inventory had completed the fill, finish and packaging process. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that we could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots were not be submitted to the FDA to request release for commercial sale and their remaining dollar value was written-off (see “Risks Associated With Our Business” in Item 1A. Risk Factors below for more information).
The production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We commenced production of inventory in February 2015 and we anticipate that it will take approximately until at least the 2nd half of 2015 before we will have Alferon® approved for commercial sales; however, we are in preparation to manufacture Alferon that could possibly be available for emergency use as soon as the first half of 2015.
We outsource certain components of our manufacturing, quality control, marketing and distribution while maintaining control over the entire process through our quality assurance and regulatory groups. We cannot provide any guarantee that the facility or our contract manufacturer will necessarily pass an FDA pre-approval inspection for Alferon® manufacture (see “Risks Associated With Our Business” in Item 1A. Risk Factors below for more information).
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
In January 2012, the ANMAT approved the sale and distribution of Alferon N Injection® (under the brand name “Naturaferon”) in Argentina. The receipt of the ANMAT approval for HPV is the first step of a regulatory process towards the commercial sales of Naturaferon. On September 20, 2012, we filed with ANMAT an amended NDA for the use of Alferon N Injection® in patients with chronic hepatitis C who have become refractory to recombinant interferon as a result of the appearance of neutralizing antibodies against recombinant interferon. On February 6, 2013, we received the ANMAT approval for the treatment of refractory patients that failed or were intolerant to the treatment with Interferon recombinant with Naturaferon in Argentina.
On September 6, 2011, we executed an amended agreement with Armada Healthcare, LLC (“Armada”) to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. On August 8, 2014, it was mutually agreed upon to extend this agreement through August 14, 2015 subject to the same terms and conditions. We previously extended this agreement in 2012 and 2013 also under the same terms and conditions.

On September 6, 2011, we executed a new agreement with specialty distributor, BioRidge Pharma, LLC (”BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. On August 8, 2014, it was mutually agreed upon to extend this agreement through August 15, 2015 subject to the same terms and conditions. We previously extended this agreement in 2012 and 2013 also under the same terms and conditions.
On March 9, 2015, we executed an agreement with Emerge Health Pty Ltd. ("Emerge") to seek approval of Ampligen® for CFS in Australia and New Zealand and to commence distribution of Ampligen in both countries on a named-patient basis, where deemed appropriate. The parties intend to collaborate on seeking regulatory approval from Australia's Therapeutic Goods Administration ("TGA") and New Zealand's Medicines and Medical Devices Safety Authority ("Medsafe"). Under this five year exclusive license to sell, market, and distribute Ampligen in Australia and New Zealand to treat CFS, Emerge will implement regulatory-compliant programs to educate physicians about Ampligen for CFS and seek orphan drug designation and approval of Ampligen to treat CFS. Hemispherx will support these efforts and will supply Ampligen at a predetermined transfer price. We have the right to buy out of the agreement at a price equal to three times Ampligen sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three.
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
The major pharmaceutical competitors with biotech capabilities/vaccine franchises include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. When we recommence sales of Alferon N Injection®, it will compete with Intron® A, an injectable from Merck & Co. that attempts to kill virus and prevent reproduction along with topical treatments that are normally applied by a doctor that have a risk of damaging the skin around the wart, such as:

•	Aldara®, also known as Imiquimod®, is a cream which is marketed to boost the immune systems in an attempt to rid itself of genital warts;

•	Veregen® is a herbal product made from green tea leaves which is self-administered as an ointment and is used to treat external genital warts in adult patients;

•	Condylox® Solution (podofilox) and Podofin® (podophyllin resin) are liquids applied externally using a cotton applicator or finger which attempts to destroy genital warts by halting cell growth; and

•	Trichloroacetic acid (TCA) or Bichloroacetic acid (BCA) are chemical treatments which attempt to externally "burn off" genital warts.
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
HUMAN RESOURCES
As of February 1, 2015, we had personnel consisting of 37 full-time employees. Our employees are supported by 44 independent contractors, mostly undertaking regulatory, research and/or medical projects. Consultants are independent contractors that are paid on an hourly basis. 67 of the combined personnel are engaged in our research, development, clinical, and manufacturing effort with 14 performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.
While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.
DATA MONITORING COMMITTEE
We meet with experts from time to time in areas of clinical and scientific interest.
In May 2010, we formed a Data Monitoring Committee (“DMC”) that consists of two independent regulatory and medical experts along with a Biostatistics expert. The function of the DMC is to perform independent safety and efficacy analyses on our clinical trials. During 2012, 2013 and 2014, the DMC focused its attention on the clinical trial (AMP-600) in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert. As of December 31, 2014, 25 subjects have participated in this study. As required by the study’s protocol, the DMC has held three meetings and has reviewed the safety data on the first 12 subjects enrolled in Stage 1 and approved the study to proceed to Stage 2 which began in March 2014.

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

All of our drugs and associated technologies, other than Alferon N Injection®, are investigational and must receive prior regulatory approval by appropriate regulatory authorities for commercial distribution and sale and are currently legally available only through clinical trials with specified disorders. At present, Alferon N Injection® is approved for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection® for other indications will require regulatory approval.

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

The FDA's regulatory review and approval process is extensive, lengthy, expensive and inherently uncertain. To receive approval for a product candidate, we must, among other things, demonstrate to the FDA's satisfaction with substantial evidence from well-controlled pre-clinical and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Before we can sell Ampligen® for any use, or promote Alferon® for any use other than as Alferon N Injection® for treatment of refractory or recurring genital warts, we will need to file the appropriate NDA with the FDA in the U.S. and the appropriate regulatory agency outside of the U.S. where we intend to market and sell such products. At present the only NDA we have filed with the FDA is the NDA for the use of Ampligen® to treat CFS. As discussed in the prior paragraph, the FDA declined to approve this NDA and indicated that we needed to conduct additional work. Therefore, ultimate FDA approval, if any, may be delayed by several years and may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict if or when we might receive regulatory approval for the use of Ampligen® to treat CFS or for the use of any other products. Even if regulatory approval from the FDA is received for the use of Ampligen® to treat CFS or eventually, for the use of any other product, any approvals that we obtain could contain significant limitations in the form of narrow indications, patient populations, warnings, precautions or contra-indications or other conditions of use, or the requirement that we implement a risk evaluation and mitigation strategy. In such an event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

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

In 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® Active Pharmaceutical Product (“API”), which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that we could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots were not submitted to the FDA to request release for commercial sale and their remaining dollar value was written-off. In the absence of FDA approvals for product manufactured from existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. (Please see Part I, Item 1 - "Business; Manufacturing” above for more information).

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of December 31, 2014, our accumulated deficit was approximately $(277,769,000). We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2014, we had approximately $16,108,000 in cash, cash equivalents and marketable securities (inclusive of approximately $13,952,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

In this regard, on July 23, 2012, we entered into a New Equity Distribution Agreement with Maxim (the “EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of Common Stock from time to time through Maxim, as sales agent (See Part I; Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources”). We cannot assure how much funding will be obtained from the EDA or whether it will be sufficient in conjunction with current financial resources to permit us to take all actions needed to obtain FDA approval for Ampligen® and manufacturing, commercialization, marketing and distribution of our products.

Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, 27,679,018 shares are authorized but unissued and unreserved at December 31, 2014 with an additional 74,924,242 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.

There can be no assurances that we can obtain the requisite stockholder approval to use any additional Restricted Shares for funding purposes or raise adequate funds from other sources. If we are unable to obtain additional funding, through the New EDA or otherwise, our ability to develop our products, commercially produce inventory or continue our operations may be materially adversely affected.

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

On June 25, 2014, Bioclones and Hemispherx concluded strategic discussions in Johannesburg with three principle goals; 1) initiating studies utilizing Ampligen® as a potential adjuvant enhancement of Bioclones' therapeutic cancer vaccine, currently in trials in Cape Town, including pre-clinical studies followed, potentially, by a Phase 1 clinical trial; 2) seeking South African Medicine's Control Council approval to conduct trials using Alferon® to eradicate the HIV virus in patients highly responsive to anti-retroviral therapy (HAART); and 3) initiating a joint effort to obtain commercial registration of both Ampligen® and Alferon® in the South African markets. The first clinical program builds on the Bioclones patented (US Patent 7,981,673 entitled "Process for the maturation of dendritic cells and a vaccine") therapeutic human dendritic cell (DC) cancer vaccination approach. This invention provides a method of producing mature DCs in vitro, which comprises the step of culturing the immature DCs, thereafter exposing said cells to tumor antigens before administration to patients. The team has successfully obtained the necessary Ethics approval to use Ampligen® as an adjuvant in the Bioclones pre-clinical cancer immunotherapy program utilizing patient derived samples. Pre-clinical studies will be directed towards the potential treatment of breast cancer in particular, followed by prostate cancer. These studies are part of the effort to develop patient-specific DC immunotherapy vaccines against breast cancer and prostate cancer, which elicit an immune response that will target and kill cancer cells. Human DCs matured with Ampligen® and transfected with autologous tumor-specific mRNA are designed to elicit a potent and autologous tumoricidal antigen-specific cytotoxic response to the cancer. This strategic alliance is subject to our entering into a formal agreement on any or all of the above points of understanding. Our current efforts have been mainly directed towards the Ebola virus disease as well as the recent developments on our CFS initiatives, which has required our personnel to devote more of our time and resources towards these initiatives. We have informed Bioclones of our intention to put on hold any formal agreement until such time Bioclones would be able to obtain funding to initiate these HIV initiatives. We have also informed Bioclones that we would provide Ampligen® on an as needed basis for their clinical programs as long as adequate supply exists. We cannot assure you that we will enter into a formal agreement, that these clinical trial approvals will be authorized in South Africa, in a timely fashion or at all, or that Bioclones will complete these trials. We cannot assure you that Bioclones and the Company will be able to jointly raise the necessary resources to develop these projects and, even if we believe that data collected from these preclinical studies and clinical trials of these product candidates are promising, this data has not been, and may not be in the future, sufficient to support marketing approval by the appropriate regulatory body, and regulatory interpretation, safety and efficacy of these data and procedures may be determined to be unfavorable.

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

If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. For more information on Alferon N Injection® regarding potential commercial sales, please see PART I, Item 1 - "Business; Manufacturing”.

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
For more information on our patent portfolio, please see PART I, Item 1 - "Business; Patents and Non-Patent Exclusivity Rights”.

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

Our commercialization strategy for Ampligen® for CFS, if and when it is approved for marketing and sale by the FDA, may include licensing/co-marketing agreements utilizing the resources and capacities of a strategic partner(s). We continue to seek a world-wide marketing partner with the goal of having a relationship in place before approval is obtained. In parallel to partnering discussions, appropriate pre-marketing activities will be undertaken. It is our current intention to control manufacturing of Ampligen® on a world-wide basis.

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

If we are unable to obtain or manufacture the required materials, and/or procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® manufacturing, please see Part I, Item 1 - "Business; Manufacturing”.

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

In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. regarding the fill and finish process for Alferon N Injection®. As we no longer have any existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale.

Pursuant our Supply Agreement with Hollister-Stier, they will formulate, fill, finish and package Ampligen® from the key raw materials that we would supply. We are unable to provide any assurances that the FDA will approve the inventory manufactured by us or produced by Hollister-Stier. If this finish goods inventory is not granted approval by the FDA, our operations may be materially adversely affected. This Supply Agreement expired on March 11, 2014. The Company is working towards an amendment to the existing Supply Agreement which may contain additional fees as part of entering into the extension. In October 2014, we entered into a purchase commitment with a contract manufacturer (Hollister Stier) for approximately $700,000 for the manufacture of clinical batches of Ampligen®.

If we are unable to procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Alferon N Injection® and/or Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® and the commercial production of Alferon N Injection® and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® and Alferon N Injection® manufacturing, please see Part I, Item 1 - “Business; Manufacturing”.

There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production.

We recently completed our $8 million facility enhancement project which should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. The production of new Alferon® API inventory commenced in February 2015. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume. For more information, please see Part 1, Item I "Business; Manufacturing”. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.
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

In furtherance of the capital improvement program at our New Brunswick, NJ facility to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API, the validation phase of the Alferon® manufacturing project is currently underway. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume. For more information, please see Part 1, Item I "Business; Manufacturing”. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all. The failure to obtain FDA approval of any of our manufacturing process would most likely have a materially adverse impact upon us.
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

Alferon N Injection®. At present, Alferon N Injection® is approved for the intralesional (within the lesion) treatment of refractory or recurring external genital warts in adults. In clinical trials conducted for the treatment of genital warts with Alferon N Injection®, patients did not experience serious side effects; however, there can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of Alferon N Injection® which could threaten or limit such product's usefulness.

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

A Securities Federal Class Action and Four Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

As described below in Item 3. Legal Proceedings five actions have been filed against Hemispherx and certain of its Officers and Directors: a putative class action alleging violations of the federal securities laws and seeking monetary damages, costs, and attorneys' fees; and four shareholder derivative actions alleging various state law breach of fiduciary duty, waste of corporate assets and unjust enrichment claims along with seeking monetary damages, costs, attorneys' fees, and equitable and injunctive relief. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management.

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

Our common stock is listed for quotation on the NYSE MKT. For the twelve month period ended December 31, 2014, the trading price of our common stock has ranged from $0.22 to $0.55 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the EDA with Maxim. Through December 31, 2014, we had sold an aggregate of approximately 65,585,571 shares under the EDA.

Pursuant to the EDA, we may sell up to $75,000,000 worth of our shares of Common Stock from time to time through Maxim, as sales agent. While we have no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA, the sale of substantial numbers of Shares under the EDA may have an adverse impact on the trading value of the stock.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of substantial amounts of our common stock in the public market, including additional sale of securities pursuant to the EDA with Maxim or otherwise under the universal shelf registration statement or upon exercise of outstanding options, could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our Management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At December 31, 2014, for Dr. Carter, our Chief Executive Officer and President, who already beneficially owns approximately 4.63% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.
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
We also own, occupy and use our New Brunswick, New Jersey laboratory and production facility. These facilities consist of two buildings located on 2.8 acres. One building is a two story facility consisting of a total of 31,300 square feet. This facility contains offices, laboratories and production space. It also contains space designated for research and development, packaging, quality assurance and quality control laboratories. Building Two has 11,670 square feet consisting of offices, laboratories, warehouse space, shipping, receiving and packaging areas. The property has parking space for approximately 100 vehicles.
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

(a) On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi, an outside consultant, as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendants' motion to dismiss the Amended Complaint, and on February, 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for the completion of all fact discovery. On February 25, 2014, defendants filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated

Protective Order, which will govern all confidential documents produced in discovery. After conducting significant fact discovery, the parties reached an agreement in principle to settle all claims on December 31, 2014. However, the settlement is subject to the Court's issuance of an order finally approving the terms of the parties' settlement agreement in all material respects. On March 11, 2015, the parties filed a joint motion with the Court seeking an order, inter alia, granting preliminary approval of their settlement agreement, preliminarily certifying a class for settlement purposes, and setting a date for a final settlement hearing.
(b) On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File. On April 11, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On January 28, 2015, on request of the parties, the Court entered an Order continuing the temporary stay, subject to the requirement that the parties submit an updated joint status report within ten days of the court’s entry of an order granting or denying the securities class action parties’ motion for preliminary approval of their settlement agreement. On January 28, 2015, on request of the parties, the Court entered an Order continuing the temporary stay, subject to the requirement that the parties submit an updated joint status report within ten days of the court’s entry of an order granting or denying the securities class action parties’ motion for preliminary approval of their settlement agreement.
(c) On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.
(d) On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.
(e) On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. During the time since the SLC filed its motion to dismiss, plaintiffs have served document requests on the SLC, noticed the depositions of the two SLC members (on dates to be mutually agreed-upon following document production), served a subpoena on the SLC’s counsel McCarter & English LLP, and served a subpoena on Sage Group, an outside advisor to Hemispherx. The SLC responded to plaintiffs’ document requests on March 6, 2014, and produced responsive documents the same day. McCarter & English responded to plaintiff's subpoena, produced responsive documents on March 20, 2014, and produced additional responsive documents on April 7, 2014 and June 23, 2014. On June 25, 2014, plaintiffs served document requests on the Company, to which the Company responded on July 25, 2014.  The deposition of Sage Group occurred on March 12, 2015. The depositions of the two members of the SLC and of McCarter & English have not yet been scheduled.
(f) On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his resignation from employment as Chief Financial Officer from the Company. The claims against the Company included breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement. The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement. In addition to compensatory damages on all counts, Bernhardt’s claim includes a demand for attorneys’ fees and liquidated damages under the WPCL. On February 27, 2014, the Defendants filed preliminary objections to Bernhardt’s Complaint challenging the legal sufficiency of the Complaint for various reasons including that the Complaint did not properly state claims under the WPCL, nor did it assert a right to severance benefits. The preliminary objections further sought to strike certain improper allegations contained in the Complaint. Bernhardt filed an Amended Complaint supplementing and changing the allegations of the Complaint. The Company filed Preliminary Objections to the Amended Complaint asserting that the Amended Complaint contained legal deficiencies. On April 25, 2014, Bernhardt filed a Second Amended Complaint. On July 23, 2014, the Company answered and asserted its defenses to the Second Amended Complaint, and also asserted counterclaims against Bernhardt on behalf of the Company and the individual defendants named in the Complaint. These counterclaims included claims against Bernhardt for breach of contract, corporate defamation/false light and defamation. In addition, the Company has asserted a claim for the return of corporate property, which Bernhardt is believed to have taken at the time of his departure. Discovery in the matter is ongoing. The Company intends to vigorously defend against the allegations of the Second Amended Complaint, and to strongly pursue the affirmative claims of the Company and those of the other defendants. At this time no reasonable judgment can be made as to the likely outcome of the matter.
We believe we have meritorious defenses and we are vigorously defending against these claims by Bernhardt as unjustifiable. There is currently no projection as to the likely outcome of the case.
We believe that the claims asserted in the shareholder derivative litigation are without merit, and we are vigorously defending these actions. While we also believe that the claims asserted in the securities litigation are without merit, we have reached a settlement agreement in principle that is satisfactory to the Company. If the Court does not issue an order finally approving the terms of the parties’ settlement agreement in all material respects, however, we intend to resume our vigorous defense of the securities litigation. The potential impact of these actions, which seek unspecified damages, equitable relief, attorneys' fees and expenses, is uncertain. There can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations and financial condition.
(g) In December 2004, the Company filed a multi-count complaint in U.S, Federal Court (Southern District of Florida) which was granted by the Court in August 2010 whereby Hemispherx was awarded $188 million, plus interest against Johannesburg Consolidated Investments (“JCI”) and former JCI officers R.B. Kebble and H.C. Buitendag. The Company attempted to domesticate the Final Judgment in South Africa. The action to domesticate had been filed in South Africa. As required by South African law, on October 11, 2011, Hemispherx posted security bond of $66,873 related to the JCI proceedings and a second bond of $25,200 was posted in July 2012 related our proceedings against the Estate of Kebble. Hemispherx and the other parties to the domestication action convened an arbitral panel in South Africa to decide the domestication issue in Johannesburg on May 5 through 9, 2014. After deliberation, the panel declined to domesticate the U.S. judgment in South Africa. These bonds have been forfeited and a fee award of approximately $200,000 has been issued. However, the final judgment still remains valid in the United States and vastly exceeds the amount of the South African fee award, thus in the United States it is fully set off.
(h) The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On April 22, 2013 the Parties submitted Proposed Findings of Fact and Conclusions of Law, and on April 26, 2013, submitted hyperlinked copies to the Court pursuant to the Court's Order. In February and March of 2014, the Company’s counsel advised the Court that certain rulings in a similar matter undercut certain factual and legal arguments advanced by the Plaintiff at, and subsequent to the trial. On September 9, 2014 the Court issued a Decision and Order finding for Hemispherx and codefendant the Sage Group, on all counts asserted by Cato. The Order dismissed all claims.

On October 14, 2014 Hemispherx filed a Motion seeking an award of attorney’s fees and costs in the approximate amount of One Million Dollars pursuant to a cost and fee recovery provision of the Agreement between Cato and Hemspherx that was the subject of the underlying litigation. On October 21, 2014 Cato filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. On November 17, 2014 the United States District Court granted-in part and denied-in-part the Motion including granting Hemispherx leave to provide a cost accounting of its requested fees excluding any cost associated with representation of Sage. On December 11, 2014, Hemispherx submitted its supplemental application in which Hemispherx sought approximately $771,000 in fees and costs. On January 13, 2015 the Court granted Hemipsherx Motion and awarded Hemipsherx attorney’s fees and costs against Cato Capital LLC in the amount of $770,853. No informed judgment can be made concerning the success of the Company’s collection of attorney’s fees and costs. No informed judgment can be made at this time as to the basis of Cato’s appeal or the merits.
Summation.

In reference to Contingencies identified, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified. There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the years ended December 31, 2014 and 2013. Also with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains insurance coverage which is expected to respond to certain claims and expenses.

ITEM 4.    Mine Safety Disclosures.
Not Applicable.
PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
In 2014, we issued 229,031 shares of common stock in payment to vendors and consultants for services rendered.
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

	High	Low
COMMON STOCK
Time Period:
January 1, 2014 through March 31, 2014	$0.55	$0.25
April 1, 2014 through June 30, 2014	$0.42	$0.31
July 1, 2014 through September 30, 2014	$0.36	$0.26
October 1, 2014 through December 31, 2014	$0.40	$0.22

January 1, 2013 through March 31, 2013	$0.36	$0.18
April 1, 2013 through June 30, 2013	$0.29	$0.19
July 1, 2013 through September 30, 2013	$0.29	$0.22
October 1, 2013 through December 31, 2013	$0.41	$0.19

As of March 1, 2015, there were approximately 199 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

On March 1, 2015, the last sale price for our common stock on the NYSE MKT was $0.24 per share.
We have not paid any cash dividends on our Common Stock in recent years. It is management's intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of our business.
The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	15,087,888	$1.57	1,490,547

Equity compensation plans not approved by security holders:	2,399,058	$0.56	0

Total	17,486,946	$1.43	1,490,547

ITEM 6.    Selected Financial Data (in thousands except for share and per share data).
The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five year period ended December 31, 2014 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

Year Ended December 31	2010	2011	2012	2013	2014
Statement of Operations Data:
Revenues and License fee Income	$135	$161	$213	$150	$197
Total Costs and Expenses(1)	16,522	14,456	20,553	17,317	19,296
Interest Expense and Financing Costs	11	41	24	16	11
Redeemable warrants valuation adjustment	(879)	(2,425)	(85)	(281)	(14)
Net loss	(13,136)	(9,015)	(17,354)	(16,225)	(17,450)
Net loss applicable to common stockholders	(13,136)	(9,015)	(17,354)	(16,225)	(17,450)
Basic and diluted net loss per share	$(0.10)	$(0.07)	$(0.12)	$(0.10)	$(0.09)
Shares used in computing basic and diluted net loss per share	134,018,243	135,432,395	141,016,935	167,325,584	188,291,976
Balance Sheet Data:
Working Capital	$33,842	$26,717	$32,079	$16,020	$12,071
Total Assets	51,680	43,513	57,699	31,867	29,440
Debt, net of discount	—	1,695	7,051	—	—
Stockholders’ Equity	45,947	37,965	44,700	29,298	25,004
Cash Flow Data:
Cash used in operating activities	(11,886)	(10,096)	(13,136)	(16,830)	(13,918)
Capital expenditures	$(729)	$(1,802)	$(5,755)	$(898)	$(504)

(1)	General and Administrative expenses include stock compensation expense of $740, $377, $356, $376 and $326 for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2014. This information should be read in conjunction with ITEM 6 – “Selected Financial Data” and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K.
Statement of Forward-Looking Information
Certain statements in the section are “forward-looking statements”. You should read the information before ITEM 1B above, “Special Note” Regarding Forward-Looking Statements” for more information about our presentation of information.
Background
We are a specialty pharmaceutical company headquartered in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based disorders. We were founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.
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
The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. The Warrants expired during 2014.

The Company utilized the following assumptions to estimate the fair value of the May 10, 2009, May 18, 2009 and May 21, 2009 warrants:

	2014	2013	2012
Underlying price per share	-	$0.19-$0.27	$0.25-$0.80
Exercise price per share	-	$1.31-$1.65	$1.31-$1.65
Risk-free interest rate	-	0.06%-0.23%	0.19%-0.44%
Expected holding period	-	0.38-1.64 years	1.38-2.63 years
Expected volatility	-	69.74%-113.56%	69.21%-110.27%
Expected dividend yield	-	None	None
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
(v)    Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company has one product that is FDA approved for which will not be available for commercial sales until approximately eighteen months;

b.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;

c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;

d.	Available capital for a potential buyer in a cash transaction continues to be limited;

e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development;

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

RESULTS OF OPERATIONS
Year ended December 31, 2014 versus December 31, 2013
Net Loss

Our net loss was approximately $17,450,000 for the year ended December 31, 2014, an increase in loss of approximately $1,225,000 or 8% when compared to the same period in 2013. This increase in loss for the year was primarily due to the following:

1)	an increase in general and administrative expenses of approximately $1,334,000 or 17%;

2)	an increase in research and development of approximately $628,000 or 8%;

3)	a decrease in the value of the redeemable warrant liability valuation adjustment of $267,000 or 95%; offset by

4)	an increase in the cash gain from sale of New Jersey State Net Operating Loss carry-forwards of approximately $440,000 or 64% as compared to the prior year; and

5)	a decrease in other than temporary impairment loss on marketable securities of $655,000 or 82%.

Net loss per share was $(0.09) and $(0.10) for the year ended December 31, 2014 and 2013, respectively. The weighted average number of shares of our common stock outstanding as of December 31, 2014 was 188,291,976 as compared to 167,325,584 as of December 31, 2013.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $197,000 and $150,000 for the year ended December 31, 2014 and 2013, respectively. Revenues increased approximately $47,000 or 31%, for the year ended December 31, 2014 as compared to the same time period of 2013. As of December 31, 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $1,251,000 and $1,234,000, respectively, for the year ended December 31, 2014 and 2013. This increase of approximately $17,000 or 1% was primarily due to an increase in stability testing and pre-production costs related to the initiation of potential manufacturing of Alferon N Injection® offset by a write off of inventory of $453,000 incurred during the year ended December 31, 2013.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the year ended December 31, 2014 were approximately $8,988,000 as compared to $8,360,000 for the same period a year ago, reflecting an increase of approximately $628,000 or 8%. The primary reasons for the increase in research and development costs can be attributed to an increase in Alferon® related costs of approximately $1,149,000 associated with cGMP compliance testing, environmental studies, and clinical research at our New Brunswick manufacturing facility as well as higher salaries and wages of $667,000 associated with incentive compensation and bonuses awarded to executives as compared to the prior period, offset by a general decrease in costs associated with efforts regarding Ampligen® research and development, stability tests and polymer production of approximately $1,154,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the year ended December 31, 2014 and 2013, were approximately $9,057,000 and $7,723,000, respectively, reflecting an increase of approximately $1,334,000 or 17%. The rise in G&A expenses in 2014 are due to: 1) higher legal fees of $1,144,000 (see "Part I - Item 3: Legal Proceedings" for details), and 2) higher salaries and wages of $787,000 associated with incentive compensation and bonuses awarded to executives; offset by 1) a decrease in consulting fees of $227,000 related to governmental affairs, 2) a net decrease in salaries, wages and severance resulting from the resignation of two executives in 2013 of approximately $348,000, and 3) a decrease in fees incurred from the Sage Group of $48,000.

Interest and Other Income

Interest and other income for the year ended December 31, 2014 and 2013 were approximately $665,000 and $791,000, respectively, representing a decrease of approximately $126,000 or 16%. The cause for the decrease in investment income was primarily due to investment performance as well as a greater value of funds available for investment purposes in the prior period.

Impairment Loss from Marketable Securities

Impairment loss from marketable securities was $145,000 and $800,000, respectively, for the years ended December 2014 and 2013. Our analysis in 2014 of the trading value for marketable securities for the year ended December 31, 2014 resulted in an observation that some of our investments had experienced a decrease in market value for a period of longer than the last twelve consecutive months. Accordingly, an estimated impairment loss of $145,000 was recognized in 2014 for the sustained decrease in the respective market value as compared to $800,000 in the prior period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants for the year ended December 31, 2014 resulted in non-cash adjustments of $14,000 in the valuation of the redeemable warrants liability versus an approximate $281,000 gain for the same period in the prior year (see “Note 17: Fair Value” for the various factors considered in the valuation of redeemable warrants).
Sale of New Jersey Tax Net Operating Loss

In February 2014, we effectively sold $13,900,000 of our approximately $25,000,000 of New Jersey state net operating loss carryforwards (for the year 2012) for approximately $1,126,000. In January 2013, we effectively sold $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000, representing an increase in cash gain of $440,000 or 64% (see “Note 13: Income taxes”) for the year ended December 31, 2014 as compared to the same period in 2013.

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

6)	a decrease in interest and other income of approximately $815,000 from funds invested in marketable securities as compared to the prior period.

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
Production Costs

Production costs were approximately $1,234,000 and $1,989,000, respectively, for the years ended December 31, 2013 and 2012. This decrease of approximately $755,000 or 38% was primarily due to the write-down of Alferon® work in process inventory of approximately $1,024,000 in 2012 versus $453,000 in 2013 plus lower cost for the testing of finished goods inventory of approximately $113,000 which is being used for research purposes.
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
General and Administrative Expenses

General and Administrative (“G&A”) expenses for the year ended December 31, 2013 and 2012, were approximately $7,723,000 and $9,056,000, respectively, reflecting a decrease of $1,333,000 or 15%. The lower G&A expenses in 2013 were primarily due to bonuses paid to Mr. Equels in 2012 amounting to $1,159,000. Decreases in consulting fees of $185,000, director's fees of $240,000 and administrative costs within our NJ Facility of $244,000 were offset by an increase in legal fees of $525,000 due to the legal proceedings currently outstanding (see "Part I - Item 3: Legal Proceedings" for details).
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

Impairment Loss from Marketable Securities

Impairment loss from marketable securities was $800,000 and $9,000, respectively, for the years ended December 2013 and 2012. Our analysis in 2013 of the trading value for marketable securities for the year ended December 31, 2013 resulted in an observation that some of our investments had experienced a decrease in market value for a period of longer than the last twelve consecutive months. Accordingly, an estimated impairment loss of $800,000 was recognized in 2013 for the sustained decrease in the respective market value.
Redeemable Warrants

The revaluation of redeemable warrants resulted in non-cash adjustments to the redeemable warrants liability for the year ended December 31, 2013 and 2012 of approximately $281,000 and $85,000 gain, respectively, representing a non-cash, increase of $281,000 (see “Note 17: Fair Value” for the various factors considered in the valuation of redeemable warrants).
Sale of New Jersey Tax Net Operating Loss

In January 2013, the Company effectively sold $8,500,000 of our approximately $17,000,000 of New Jersey State Net Operating Loss carryforwards (for the year 2011) for approximately $686,000 as compared to January 2012 sale of approximately $16,000,000 of our $25,000,000 of New Jersey state net operating loss carryforwards (for the years 2009 and 2010) for approximately $1,328,000, representing a decrease in cash gain of $642,000 or 48% (see “Note 13: Income Taxes”) for the year ended December 31, 2013 as compared to the same period in 2012.
Liquidity and Capital Resources
Cash used in operating activities for the year ended December 31, 2014 was approximately $13,918,000 compared to approximately $16,830,000 for the same period in 2013, a decrease of $2,912,000 or 17%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the year ended December 31, 2014 decreased by approximately $2,472,000 or 14% over the comparable period in 2013. The primary reason for this decrease in 2014 was due to the January 2013 payout of 2012 employee and strategic consultant bonuses for approximately $2,196,000 reflected in accrued expenses and a decrease in accounts payable due to the timing of payments of approximately $1,486,000 as of December 31, 2014 and 2013, respectively. This was offset by the write off of inventory valued at $453,000 and the impairment of other than temporary marketable securities of $800,000 during the year ended December 31, 2013.

As of December 31, 2014, we had approximately $16,108,000 in cash, cash equivalents and marketable securities inclusive of approximately $13,952,000 in Marketable Securities, or a decrease of approximately $2,086,000 from December 31, 2013. If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

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

On July 23, 2012, we entered into a New EDA with Maxim (the "EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. The Shares are being sold pursuant to our Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, we filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New EDA. On October 5, 2012, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares. On December 23, 2013, we filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the EDA. For the year ended December 31, 2014, we sold an aggregate of 35,115,417 shares that resulted in net cash proceeds of approximately $12,817,000 after commissions paid to Maxim for approximately $396,000 (see “Note 7: Stockholders' Equity”). The impact of 2014 and 2013's fund raising effort through the EDA, which was limited in 2013, is reflected in the "Consolidated Statements of Cash Flows" Statement comparing the various financing activities for the year ended December 31, 2014 to the same period in 2013.

For the period January 1, 2015 through March 1, 2015, we have sold approximately 14,472,118 shares pursuant to the ATM that has resulted in net cash proceeds of approximately $3,545,000 after commissions paid to Maxim for approximately $110,000. On March 6, 2015, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 117,600,000 shares.
In January 2015, we effectively sold $14,291,000 of our New Jersey state net operating loss carryforward for the year 2013 for approximately $1,374,000.
In October 2014, we entered into a purchase commitment with a contract manufacturer (Hollister Stier) for approximately $700,000 for the manufacture of clinical batches of Ampligen®.
In November 2014, we entered into a purchase commitment with a contract manufacturer (Althea) for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale.
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

	(dollars in thousands) Obligations Expiring by Period
Contractual Cash Obligations	Total	2015	2016	2017	2018	2019

Capital Leases	$24	$23	$1	$—	$—	$—
Manufacture clinical batches - Ampligen®	700	700	—	—	—	—
Manufacture validation batches - Alferon®	622	622	—	—	—	—
Operating Leases	540	154	157	161	68	—

Total	$1,886	$1,499	$158	$161	$68	$—
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

Long-Lived Assets
The Company assesses long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in its use of the assets. The Company measures the recoverability of assets that it will continue to use in its operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired.
The Company measures the impairment by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized. Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. The Company makes subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as the Company reviews its manufacturing process and other manufacturing planning decisions, the Company must make subjective judgments regarding the remaining useful lives of assets. When the Company determines that the useful lives of assets are shorter than the Company had originally estimated, it accelerates the rate of depreciation over the assets’ new, shorter useful lives.
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
Concentration of Credit Risk
Our policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being credit worthy, or in short-term money markets, which are exposed to minimal interest rate and credit risks. At and since January 1, 2013, we have had bank deposits and overnight repurchase agreements that exceed federally insured limits.
Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables historically consisted principally of amounts due from wholesale drug companies. At both December 31, 2014 and 2013 there were no receivables.
All sales for years ended December 31, 2014 and 2013 were prepaid by the customer related to the Ampligen® cost recovery treatment program.
ITEM 7A.    Quantitative And Qualitative Disclosures About Market Risk.
We had approximately $16,108 in cash, cash equivalents and Marketable Securities at December 31, 2014. To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts or three to twelve month financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.
ITEM 8.    Financial Statements and Supplementary Data.
The consolidated balance sheets as of December 31, 2014 and 2013, and our consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2014, together with the report of McGladrey LLP, our independent registered public accountants, is included at the end of this report. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
ITEM 9A.    Controls and Procedures.
Effectiveness of Control Procedures
As of December 31, 2014, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2014 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
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
Management’s Report on Internal Control Over Financial Reporting
Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) or 15d-15(f), under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and affected by our Board of Directors, Management and other personnel, and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). Based on this assessment, Management has not identified any material weaknesses as of December 31, 2014. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.
ITEM 9B.    Other Information.
None.
PART III
ITEM 10.       Directors and Executive Officers and Corporate Governance.
The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
William A. Carter, M.D.	77	Chairman of the Board, Chief Executive Officer, President and Chief Scientific Officer
Thomas K. Equels, Esq.	61	Executive Vice Chairman of the Board, Secretary, General Counsel and Chief Financial Officer
Peter W. Rodino III	63	Director
William M. Mitchell, M.D., Ph.D.	80	Director
Iraj E. Kiani, N.D., Ph.D.	69	Lead Independent Director
David R. Strayer, M.D.	69	Chief Medical Officer and Medical Director
Wayne S. Springate	43	Senior Vice President of Operations

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

WILLIAM M. MITCHELL, M.D., Ph.D., has been a Director since July 1998. Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of Medicine and is a board certified physician. Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as House Officer in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 200 papers, reviews and abstracts that relate to viruses, anti-viral drugs, immune responses to HIV infection, and other biomedical topics. Dr. Mitchell has worked for and with many professional societies that have included the American Society of Investigative Pathology, the International Society for Antiviral Research, the American Society of Clinical Oncology, the American Society of Biochemistry and Molecular Biology and the American Society of Microbiology. Dr. Mitchell is a member of the American Medical Association. He has served on numerous government review committees, among them the National Institutes of Health, AIDS and Related Research Review Group. Dr. Mitchell previously served as one of our Directors from 1987 to 1989.
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
 Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers and Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended December 31, 2014, all of our Officers and Directors had complied with all applicable Section 16(a) filing requirements on a timely basis with regard to transactions occurring in 2014.
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

This Committee formally met nine times in 2014 with all committee members in attendance for all but one meeting. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.

The Audit Committee engages the services of a consultant who meets the SEC criteria of a Financial Expert to enhance the current structure and expertise of the Committee. After an extensive search, the Audit Committee selected Stewart L. Appelrouth, a Florida and North Carolina licensed Certified Public Accountant to directly support the efforts of the Audit Committee on an as-needed basis. Mr. Appelrouth is a Certified Valuation Analyst, Accredited in Business Valuation and a Diplomate of the American Board of Forensic Accounting. Mr. Appelrouth has a Masters’ Degree in Finance from Florida International University and an undergraduate degree in Business Administration from Florida State University. He is one of the founding partners of Appelrouth Farah & Co., which serves Southern Florida as a full service accounting and international business advisory firm specializing in auditing, domestic and international taxation, litigation support, forensic accounting, fraud examination and business valuation. The Firm is affiliated with MGI, a worldwide association of independent auditing and accounting firms.

Disclosure Controls Committee

In August 2011, our Board formed the Disclosure Controls Committee (“DCC”). The DCC reports to the Audit Committee and is responsible for procedures and guidelines on managing disclosure information.

The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations, Wayne Springate one of our Senior Vice Presidents, is the DCC’s Investor Relations Coordinator and Chairperson. The other members of the DCC are Thomas K. Equels, our General Counsel, William A. Carter, our Chief Scientific Officer, William Mitchell, one of our Independent Directors, and Adam Pascale, our Chief Accounting Officer. Ann Marie Coverly, Director of HR and Administration, serves the DCC as Deputy Investor Relations Coordinator. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.
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

ITEM 11.       Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow:

•	Dr. William A. Carter, Chief Executive Officer (“CEO”), President and Chief Scientific Officer (“CSO”);

•	Thomas K. Equels, General Counsel, Chief Financial Officer (“CFO”); and

•	Dr. David Strayer, Chief Medical Officer (“CMO”) and Medical Director.

Overview of Our Business Environment

Hemispherx is a specialty pharmaceutical company headquartered in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. We were founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

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

In September 2014, we initiated a series of collaborations designed to determine the potential effectiveness of Alferon® N and Ampligen® as potential preventative and/or therapeutic treatments for Ebola related disorders. Our two platform drugs Alferon® N and Ampligen®, have certain unique structural attributes and developmental histories which suggest potential incremental value with respect to inclusion in various Ebola therapeutic cocktails under development. Ampligen®, an experimental therapeutic, is a new class of specifically-configured ribonucleic acid (RNA) compounds targeted as potential treatment of diseases with immunologic defects and/or viral causation. Ebola virus specifically inhibits the dsRNA within cells via a sequestration process. Such RNA would otherwise cause a robust antiviral response to be mounted: Ampligen may be able to overcome this deficiency in host response. Positive results against Ebola in vitro have been reported to the Company by the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) and other research/academic institutions. Clinical trial data will be necessary to establish human efficacy of Ampligen® for Ebola viruses.
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

This Committee formally met five times in 2014 and all committee members were in attendance for the meetings. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

Results of Stockholder Advisory Vote on Executive Compensation

At the November 12, 2014 Annual Meeting of Stockholders, the Stockholders did not approve the annual, non-binding advisory vote on Executive Compensation with 44.48% of the shares cast to affirm the plan.

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

After reviewing the results of the 2014 say-on-pay advisory vote, the Committee has reviewed its executive compensation policies and believes that they are within industry standards for executive compensation.

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

Use of Compensation Data

Our compensation plans are developed by utilizing publicly available compensation data for national and regional companies in the biopharmaceutical industry as well as web sites that specialize in compensation and/or employment data. We believe that the practices of this group of companies and/or data obtained from employment industry organizations, provide us with appropriate compensation benchmarks necessary to review the compensation recommendations by the CEO, CFO and/or Human Resources Department. In 2014, 2013 and 2012, the Committee did not engage the services of an independent compensation consultant, but alternatively utilized web-based organizations and data bases such as Salary.com, to help them analyze compensation data and compare our programs with the practices of similar national and/or regional companies represented in the biopharmaceutical industry.

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
Executive compensation consists of the following elements:

Base Salary

Base salaries for our Executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that Executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. For those NEO with employment agreements, base salary is determined and set forth in the agreement and the Compensation Committee reviews the base salary prior to renewal of such agreement. Base salaries for the other NEO are normally reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. While this review process would normally occur in the fourth quarter of each year, in recent years this review has occurred when NEO’s employment agreements required restatement, amendment or replacement. However after analysis of overall Company compensation, the Committee authorized a non-discriminatory and universally applied cost of living increase to the base salaries of all full-time employees of record effective December 31, 2014, 2013 and 2012 at the rates of 1.5%, 0.0% and 2.1%, respectively. Additional changes to our NEO’s base salaries could be undertaken in a future determination by the Compensation Committee at its discretion. During 2014 and 2013, none of the employment contracts of NEOs were created, amended or restated. Dr. David Strayer does not currently have an employment agreement with the Company.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all NEO and certain senior, non-officer Executives. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary. As provided in their respective employment agreement, during the year ended December 31, 2014, the following NEO were eligible for an annual performance bonus based on their salaries, the amount of which, if any, is determined by the Board of Directors in its sole discretion based on the recommendation of the Compensation Committee:

•	Dr. William Carter, Chairman & CEO (bonus opportunity up to 25%);

•	Thomas Equels, General Counsel, Litigation Counsel, Secretary and Executive Vice Chairman of the Board (bonus opportunity up to 25%).
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

9.	If applicable, how the Company’s compensation policies and practices relate to the Company’s risk management.

The Compensation Committee also undertook the initial steps to review and reestablish goals and objectives for the Executive Team regarding mid-year bonuses in 2014. On an overall basis, all bonus eligible member of the Executive Team would share the following Company-wide goals:

A.	Regulatory approval and sales of Ampligen for the treatment of Chronic Fatigue Syndrome in any country or regional jurisdiction;

B.
Significant regulatory advancement for the approval of Ampligen for any non-CFS indication in any country jurisdiction. These indications include cancer vaccines, vaccines for infectious indications including bioterror/biowarfare, burns or other inducers of traumatic immunodeficiency;

C.	Regulatory approval and sales of Alferon for the treatment of any non-CFS indication in any country jurisdiction;

D.	Any merger, acquisition, or partnership that quantitatively improves the value of the company;

E.	Any governmental grant and/or contact, singly or in the aggregate for R & D or commercial product;

F.	Continued productive interaction with the FDA concerning issues necessary for approval of Ampligen for CFS;

G.	Continued progress towards non-USA approval of Ampligen® for Chronic Fatigue Syndrome;

H.	An overall strategic plan for Ampligen® and Alferon® to be submitted to the Board;

I.	Strategic plans for the marketing and partners for Ampligen® to be submitted to the Board;

J.	Continued development of enhancement of vaccines requiring Ampligen®;

K.	Success in the protection of Company Intellectual Property;

L.	Continued development of Alferon® LDO;

M.	Progress in the return to commercialization of Alferon N Injection®;

N.	Continued development of Ampligen® and Alferon N Injection® for treatment of influenza;

O.	Maintaining the overall financial strength of the Company and operations consistent with the budget;

P.	Implementation of research & development partnerships;

Q.	Implementation of Ampligen® clinical trials in cancer with commercial partner(s);

R.	Implementation of Ampligen® clinical trials in cancer with academic partner(s);

S.	Increase in clinical trials of Alferon N Injection® and additional indications; and,

T.	Acquisition of complimentary pharmaceutical technologies and/or drugs/vaccines.
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

In June and July 2014, the Compensation Committee reviewed the Executive Team’s Company-wide goals as detailed in the Committee’s March 2014 meeting minutes along with specific goals documented in each individual’s job description. Upon individual review of each member of the Executive Team, the Committee concluded that the Executive Team members had excelled in meeting their goals and responsibilities as documented in each individual’s job description as well as made significant progress in meeting corporate goals with outstanding success. Additionally, the Committee observed that the employees had worked tirelessly over the first half of 2014 and that a performance bonus would be desirable to acknowledge the persistence, loyalty, effort and dedication of the Senior Management team.
 The Compensation Committee in light of pre-established individual, along with position appropriate Company-wide goals (A. through T. as disclosed above) and objectives, undertook a weighted-average evaluation of the performance of each key executive in order to determine respective annual incentive opportunities considering base salary and fees, short and long-term incentive opportunity and any special/supplemental benefits or payments. Based upon all the foregoing and the recommendation of the Compensation Committee, the Board approved the following 2014 Performance Bonuses be granted to the following NEO at the rate of 25% of their respective 2014 year-end base compensation:

•	William Carter (Chairman, CEO, President, Chief Scientific Officer) for $250,691;

•	Thomas Equels (Executive Vice Chairman, Secretary & General Counsel) for $134,203;

•	David Strayer (Chief Medical Officer & Medical Director) for $67,369;
There were no Performance Bonuses granted and/or paid to the NEO's for the year ended 2013.
Employee Appraisal And Merit Bonus Program
 In 2012, the Compensation Committee approved an Employee Appraisal and Merit Bonus Program for those employees not eligible for the key employee annual bonus. This Program incorporates a team concept by conducting appraisals for eligible employees in each department throughout the calendar year and then averaging the total scores per department in order to determine year-end, department-wide merit bonuses. This Program is annually renewed and at the ultimate discretion of the Compensation Committee based on various factors, including the Company’s overall accomplishment of milestones and access to Working Capital.
For the year ended 2013, no bonuses related to this program were granted to employees. In 2014, bonuses related to this program were granted to employees amounting to $57,841.

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
 During 2012, the Compensation Committee and Board of Directors sought out and received an opinion of independent legal counsel regarding the elements of the Executive Performance Incentive Bonus created by the current employment contracts of William Carter and Thomas Equels in relation to the shares of Company stock sold through the Maxim ATM. It was the opinion of independent counsel that Section 3(c)(ii) of Dr. Carter and Mr. Equels respective agreements could reasonably be interpreted to require the Company to pay them a 5% bonus on the net proceeds resulting from the sale of securities of the Maxim ATM Offering as either (a) constitutes any sale of the Company, or (b) is a sale of substantial portion of Company assets not in the ordinary course of its business. On November 26, 2012, all of the members of the Compensation Committee authorized the payment of bonus for the Company stock sold through the Maxim ATM based on the contractual obligation and opinion of independent counsel. For the years ended 2014, 2013 and 2012, compensation was granted or paid related to the Executive Performance Incentive Program, as set forth in Section 3(c)(ii) of their respective Employment Agreements, for approximately $641,000, $12,000, and $1,159,000 to each Dr. Carter and Mr. Equels.

Long-Term Bonus Incentive Programs

The Compensation Committee believes that team oriented performance by our NEO, non-officer Executive officers and all employees, consistent with our short and long-term goals, can be achieved through the use of goal or result oriented bonus programs. For the year ending 2014, the Employee Bonus Pool Program continued to exist to provide our employees, including our NEO and certain senior, non-officer Executives, with incentives to help align their financial interests with that of Hemispherx and its stockholders. For the year ending 2014, no compensation was granted or paid in relation to Long-Term Bonus Programs.

Employee Bonus Pool Program

An element of 2009’s Employee Wage Or Hours Reduction Program was the establishment of a Bonus Pool (the “Pool”) in the case of FDA Approval (“Approval”) of Ampligen®. This bonus is to award to each employee of record at January 1, 2009 a pretax sum of 30% in wages, calculated on their base salary per annum compensation at the time of the Approval, and awarded within three months of Approval. Participants who terminate their employment prior to the Approval will not qualify for this bonus. For the year ended 2014, no compensation was granted or paid related to the Employee Bonus Pool Program.

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

The following Options were issued to NEO in their role as employees during 2014:

•
On June 6, 2014, we granted options to William A. Carter, Chairman, Chief Executive Officer and Chief Scientific Officer, consistent with his employment agreement, to purchase 500,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year;

•
On June 6, 2014, we granted options to Thomas K. Equels, Executive Vice Chairman, Secretary and General Counsel, consistent with his employment agreement 300,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year; and

•
On June 6, 2014, we granted options to Wayne Springate, SVP Operations, consistent with his employment agreement 50,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year;

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
 __________________________________________________
COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors oversees our compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with Management the Executive Compensation Discussion and Analysis set forth in this Form 10-K for the fiscal year ended December 31, 2014.

In reliance on the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Hemispherx’ Proxy Statement to be filed in connection with Hemispherx’ 2015 Annual Meeting of Stockholders.

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

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2014, 2013 and 2012 of our Chief Executive Officer, Chief Financial Officer, and Chief Medical Officer constituting the Company’s Named Executive Officers, based on the year ended 2014 for each fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees (3)	Bonus		Stock Awards (15)	Option Awards (3) (10)		Non-Equity Incentive Plan Compensation	Change in Pension Valued and NQDC Earnings ($)	All Other Compensation		Total (3)
William A. Carter	2014	$1,185,225	$891,479	(4)(9)	$—	$135,030	(1)(6)	$—	—	$153,141	(11)	$2,364,875
CEO, President & CSO (1) (3)	2013	$1,167,711	$12,444	(4)	—	$125,699	(1)	—	—	$147,662	(11)	$1,453,516
	2012	$1,143,692	$1,401,099	(4)(8)	—	$133,627	(1)(5)	—	—	$148,938	(11)	$2,827,356

Thomas K. Equels	2014	$719,273	$774,990	(4)(9)	—	$69,199	(2)	—	—	$104,987	(12)	$1,668,449
General Counsel and Chief	2013	$708,644	$12,444	(4)	—	$86,826	(2)	—	—	$95,250	(12)	$903,164
Financial Officer (2) (3)	2012	$694,068	$1,288,693	(4)(8)	—	$87,246	(2)	—	—	$101,450	(12)	$2,171,457

David Strayer	2014	$269,475	$67,369	(9)	—	$746	(7)	—	—	$29,744	(13)	$367,334
CMO & Medical Director	2013	$265,493	$—		—	$—		—	—	$25,602	(13)	$291,095
	2012	$260,032	$65,008	(8)	—	$1,534	(5)	—	—	$10,030	(13)	$336,604

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

(3)
For Named Executive Officers, who are also Directors that receive compensation for their services as a Director, the Salary/Fees and Option Awards columns include compensation that was received by them for their role as a member of the Board of Directors. As is required by Regulation S-K, Item 402(c), compensation for services as a Director have been reported within the “Summary Compensation Table” (above) for fiscal years of 2014, 2013 and 2012 as well as reported separately in the “Compensation of Directors” section (see below) for calendar year 2014.

(4)
On November 26, 2012, the Compensation Committee authorized the payment of a bonus of 5% on the net dollar proceeds resulting from the sale of Company stock sold through the Maxim ATM to Dr. Carter and Mr. Equels based on the contractual obligation and opinion of independent legal counsel, as set forth in Section 3(c)(ii) of their respective Employment Agreements. Amounts include for 2012, 2013 and 2014, compensation was granted or paid to each Dr. Carter and Mr. Equels, respectively, pursuant to this bonus.

(5)
On April 13, 2012, the Compensation Committee granted 10 year term replacement options to purchase 10,000 shares of our common stock at an exercise price of $4.03 per share that vested immediately to both Dr. Carter and Dr. Strayer.

(6)
On December 8, 2014, the Compensation Committee granted 10 year term replacement options to purchase 320,000 shares of our common stock at an exercise price of $2.60 per share that vest over a 12 month period to Dr. Carter.

(7)
On December 8, 2014, the Compensation Committee granted 10 year term replacement options to purchase 10,000 shares of our common stock at an exercise price of $1.90 per share that vest over a 12 month period to Dr. Strayer.

(8)
On January 10, 2013, our Compensation Committee of the Board of Directors awarded bonuses to certain NEO and senior, non-officer Executives in recognition for their achievement towards our Company-wide and individual goals in 2012.

(9)
On July 3, 2014, our Compensation Committee of the Board of Directors awarded bonuses to certain NEO and senior, non-officer Executives in recognition for their achievement towards our Company-wide and individual goals in 2014.

(10)
The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R). See Note 2(j) Stock-Based Compensation in the financial statements.

(11)	Dr. Carter’s All Other Compensation Consists of:

	2014	2013	2012
Life and Disability Insurance	$93,295	$84,709	$79,322
Healthcare Insurance	14,246	17,653	24,616
Company Car Expenses / Car Allowance	30,000	30,000	30,000
Outside Office Expenses	—	—	—
401(k) Matching Funds	15,600	15,300	15,000
	$153,141	$147,662	$148,938

(12)	Mr. Equels’ All Other Compensation consists of:

	2014	2013	2012
Life and Disability Insurance	$35,280	$19,420	$27,350
Healthcare Insurance	36,107	42,530	41,100
Car Expenses / Allowance	18,000	18,000	18,000
Outside Office Expenses	—	—	—
401(k) Matching Funds	15,600	15,300	15,000
	$104,987	$95,250	$101,450

(13)	Dr. Strayer’s All Other Compensation consists of:

	2014	2013	2012
Life and Disability Insurance	$—	$—	$—
Healthcare Insurance	14,144	10,302	10,030
401(k) Matching Funds	15,600	15,300	-0-
	$29,744	$25,602	$10,030

Grants Of Plan Based Awards

Name	Grant Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities of Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)		Maximum ($)
William A. Carter,
Chief Executive Officer	6/6/2014	—	200,553	250,691	—	75,617	(3)			500,000	$0.36	$115,331

Thomas K. Equels,
General Counsel	6/6/2013	—	107,362	134,203	—	45,370	(3)	—	—	300,000	$0.36	$69,199

David Strayer,		—	53,895	67,369	—	—		—	—	—	$—	$—
Medical Director

Notes:

(1)
For 2014, the Compensation Committee continued its practice of not establishing or estimating possible future payouts to the NEO under a Cash Bonus Plan. All Bonuses are at the discretion of the Compensation Committee. Utilizing existing Employment Agreements as a benchmark and the respective employees’ Base Salary at January 1, 2015, the “Target” was estimated at 20% of the Base Salary and “Maximum” was estimated at 25% of Base Salary. There were no Non-Equity Incentive Plan Awards granted and/or paid to the NEO's for the year ending 2014.

(2)
Consists of stock options granted during 2014 under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the NYSE MKT closing market price of our common stock on the date of grant. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(3)
Consists of stock options contractually required per the NEO’s respective Employment Agreement to be granted during 2014 under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the NYSE MKT closing market price of our common stock on the date of grant. For the purpose of this schedule, a NYSE MKT closing price at December 31, 2014 of $0.25 was assumed with an estimated exercise price of $0.36. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
William	1,450,000	—	—	2.20	9/17/2018	—	—	—	—
Carter,	1,000,000	—	—	2.00	9/9/2017	—	—	—	—
Chief	190,000	—	—	4.00	2/18/2018	—	—	—	—
Executive	73,728	—	—	2.71	12/12/2020	—	—	—	—
Officer	10,000	—	—	4.03	4/13/2022	—	—	—	—
	—	320,000	—	2.60	12/8/2024	—	—	—	—
	100,000	—	—	1.75	4/26/2015	—	—	—	—
	465,000	—	—	1.86	6/30/2015	—	—	—	—
	70,000	—	—	2.87	12/9/2015	—	—	—	—
	300,000	—	—	2.38	1/1/2016	—	—	—	—
	10,000	—	—	2.61	12/8/2015	—	—	—	—
	376,650	—	—	3.78	2/22/2016	—	—	—	—
	1,400,000	—	—	3.50	9/30/2017	—	—	—	—
	500,000	—	—	0.66	6/11/2020	—	—	—	—
	500,000	—	—	0.41	7/15/2021	—	—	—	—
	100,000	—	—	0.29	6/6/2022	—	—	—	—
	500,000	—	—	0.31	6/11/2022	—	—	—	—
	500,000	—	—	0.31	6/6/2023	—	—	—	—
	150,000	—	—	0.25	8/2/2023	—	—	—	—
	—	500,000	—	0.36	6/6/2024	—	—	—	—

Thomas	300,000	—	—	0.66	6/11/2020	—	—	—	—
Equels,	300,000	—	—	0.41	6/24/2021	—	—	—	—
General Counsel and Chief	100,000	—	—	0.29	6/6/2022	—	—	—	—
Financial Officer	300,000	—	—	0.31	6/11/2022	—	—	—	—
	300,000	—	—	0.31	6/6/2013	—	—	—	—
	150,000	—	—	0.25	8/2/2023	—	—	—	—
	—	300,000	—	0.36	6/6/2024	—	—	—	—

David	50,000	—	—	2.00	9/9/2017	—	—	—	—
Stayer,	50,000	—	—	4.00	2/28/2018	—	—	—	—
Medical	10,000	—	—	4.03	4/13/2022	—	—	—	—
Director	20,000	—	—	2.37	1/23/2017	—	—	—	—
	—	10,000	—	1.90	12/8/2024	—	—	—	—
	10,000	—	—	2.61	12/8/2015	—	—	—	—
	15,000	—	—	2.20	11/20/2016	—	—	—	—
	25,000	—	—	1.30	12/6/2017	—	—	—	—

Option Exercises And Stock Vested

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William A. Carter,	—	—	—	—
Chief Executive Officer

Thomas K. Equels,	—	—	—	—
General Counsel

Charles T. Bernhardt,	—	—	—	—
Chief Financial Officer

Robert Dickey,	—	—	—	—
Senior Vice President

David Strayer,	—	—	—	—
Medical Director

Payments on Disability

At December 31, 2014, we had employment agreements with Dr. Carter and Mr. Equels which entitled them Base Salary and applicable benefits otherwise due and payable through the last day of the month in which disability occurs and for an additional twelve month period. Each current NEO has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. For the period June 2010 through 2014 pursuant to their respective employment agreements and payable by us, Dr. Carter is entitled to receive total disability coverage of $500,000 and Mr. Equels is entitled to receive total disability coverage of $400,000.

Payments on Death

At December 31, 2014, we had employment agreements with Dr. Carter and Mr. Equels which entitled them Base Salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and for an additional twelve month period. Each NEO has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. For the period June 2010 and through 2014 pursuant to their respective employment agreements and payable by us, Dr. Carter is entitled to receive total death benefit coverage of $6,000,000 and Mr. Equels is entitled to receive total death benefit coverage of $3,000,000.
 Estimated Payments Following Severance — Named Executive Officers

At December 31, 2014, we had employment agreements with Dr. Carter and Mr. Equels which entitled them to severance benefits on certain types of employment terminations not related to a change in control. Dr. Strayer is not covered by an employment agreement and therefore would only receive severance as determined by the Compensation Committee in its discretion. On November 15, 2013, Charles T. Bernhardt resigned as our Chief Financial Officer and Chief Accounting Officer effective December 27, 2013. Due to the resignation of Mr. Bernhardt, we elected not to disclose any estimated payments following severance for this individual. In addition, any amount due Mr. Bernhardt following his resignation is currently in dispute - See "Part 1; Item 3. Legal Proceedings".

The dollar amounts below assume that the termination occurred on January 1, 2015. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits (2) ($)	Additional Life Insurance (3) ($)	Total ($)
William A. Carter	Involuntary (no cause)	2,676,540	361,882	42,738	279,885	3,361,045
Chief Executive Officer	Termination (for cause)	—	—	—	—	—
	Death or disability	1,002,763	90,471	14,246	93,295	1,200,775
	Termination by employee or retirement	1,002,763	90,471	14,246	93,295	1,200,775

Thomas K. Equels	Involuntary (no cause)	1,610,433	205,310	108,321	105,840	2,029,904
General Counsel	Termination (for cause)	—	—	—	—	—
	Death or disability	536,811	51,328	36,107	35,280	659,526
	Termination by employee or retirement	536,811	51,328	36,107	35,280	659,526

David Strayer	Involuntary (no cause)	—	—	—	—	—
Medical Director	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Notes:

(1)
Consists of stock options contractually required per the employee’s respective Employment Agreement to be granted during each calendar year of the term under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the closing market price of the our common stock on the date of grant. For the purpose of this schedule, a NYSE MKT closing price at December 31, 2014 of $0.25 was utilized with an estimated exercise price of $0.36. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(2)	This amount reflects the current premium incremental cost to the Company for continuation of elected benefits to the extent required under an applicable agreement.

(3)	The life insurance benefit represents life insurance paid for by the Company including the standard coverage offer to all full-time employees.
Payments On Termination in Connection With a Change in Control Named Executive Officers
 At December 31, 2014, we had employment agreements with Dr. Carter and Mr. Equels which entitled them to severance benefits on certain types of employment terminations related to a change in control thereby the term of their respective agreements would automatically be extended for three additional years. Dr. Strayer is not covered by an employment agreement and therefore would only receive severance from a change in control as determined by the Compensation Committee in its discretion. Any specific benefits for these two NEO would be determined by the Compensation Committee in its discretion.

The dollar amounts in the chart below assume that change in control termination occurred on January 1, 2015, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2014
 The following table shows potential payments to the NEO if their employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2014. The amounts assume a January 1, 2015 termination date regarding base pay and use of the opening price of $0.25 on the NYSE MKT for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (5) ($)		Welfare Benefits Continuation (6) (7) ($)		Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
William A. Carter	4,689,582	(1)	—	—	—	723,764	(4)	735,246	(1)	—	—	6,148,592
Thomas K. Equels	3,220,866	(1)	—	—	—	410,620	(4)	518,322	(1)	—	—	4,149,808
David Strayer	—		—	—	—	—		—		—	—	—

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

(3)
This amount is the intrinsic value [fair market value on January 1, 2015 ($0.25 per share) minus the per share exercise price of 110%] of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(4)
This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three year extension in the occurrence of termination from a change in control. The calculation was based on a NYSE MKT closing price for December 31, 2014 of $0.25 with an estimated exercise price of $0.36 (110% prior NYSE MKT closing value). The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

(6)	This amount represents the employer-paid portion of the premiums for medical, dental, vision, life and disability insurance coverage utilizing the costs as of January 1, 2015.

(7)	This amount also includes the estimated cost of Company’s 100% match 401(k) contributions up to 6% of Base Pay to a maximum of $15,000 per year.
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

Commencing as of January 1, 2013, a 2.1% cost of living increase was granted to Board member Directors' fee compensation, increasing 2012's annual retainer from $176,068 to $179,766 for 2013. Commencing as of January 1, 2014, a 1.5% cost of living increase was granted to Board member Directors' fee compensation, increasing 2014's annual retainer from $176,766 to $182,462 for 2014. Directors' fees will continue to be paid quarterly in cash at the end of each calendar quarter.
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

Director Compensation - 2014

Name and Title of Director	Fees Earned or Paid in Cash ($)		Stock Award ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation As Director ($)	Total ($)
W. Carter, Chairman	182,462	(4)	—	19,699	(1)(4)	—	—	—	202,161
T. Equels, Executive Vice Chairman & Secretary	182,462	(4)	—	—	(4)	—	—	—	182,462
W. Mitchell, Director (3)	182,462		—	5,126	(2)	—	—	—	187,588
Peter W. Rodino (3)	182,462		—	—					182,462
I. Kiani, Director (3)	182,462		—	—		—	—	—	182,462

Notes:

(1)
On December 8, 2014, the Compensation Committee granted 10 year term replacement options to purchase 320,000 shares of our common stock at an exercise price of $2.60 per share that vest over a 12 month period to Dr. Carter. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(2)
On December 8, 2014, the Compensation Committee granted 10 year term replacement options to purchase 50,000 shares of our common stock at an exercise price of $2.60 per share that vest over a 12 month period to Dr. Mitchell.

The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(3)	Independent Director of the Company.

(4)
Only includes compensation received in the role as member of the Board of Directors and does not include compensation received in the capacity of a Named Executive Officer. As is required by Regulation S-K, Item 402(c), compensation as a Director has also been reported within the “Summary Compensation Table” regarding Named Executive Officer Compensation during fiscal years of 2014, 2013 and 2012 (see above).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
 The following table sets forth as of March 1, 2015, the number and percentage of outstanding shares of common stock beneficially owned by:

•	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding common stock;

•	Each of our Directors and the Named Executives Officers; and

•	All of our officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned		% Of Shares Beneficially Owned
William A. Carter, M.D.	9,858,174	(1)(2)	4.40%
Thomas K. Equels	3,246,640	(3)	1.49%
Peter W. Rodino III 17400 Sterling Lake Drive Fort Myers, FL 33967	150,000	(4)	*
William M. Mitchell, M.D. Vanderbilt University Department of Pathology Medical Center North 21st and Garland Nashville, TN 37232	866,025	(5)(6)	*
Iraj E. Kiani, N.D., Ph.D. Orange County Immune Institute 18800 Delaware Street Huntingdon Beach, CA 92648	957,886	(7)	*
Wayne S. Springate 783 Jersey Ave. New Brunswick, NJ 08901	392,421	(8)	*
David R. Strayer, M.D.	477,681	(9)	*
All directors and executive officers as a group (7 persons)	15,948,827		7.00%

* Ownership of less than 1%

(1)
Dr. Carter is our Chairman, Chief Executive Officer and Chief Scientific Officer. He beneficially owns 850,585 shares of common stock and beneficially owns 9,006,574 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2004	4/13/2012	$4.03	10,000	4/13/2022
	2009	12/22/2010	$2.71	73,728	12/22/2020
	2004	4/26/2005	$1.75	100,000	4/26/2015
	2004	7/1/2005	$1.86	465,000	6/30/2015
	2004	12/9/2005	$2.61	10,000	12/8/2015
	2004	12/9/2005	$2.87	70,000	12/9/2015
	2004	1/1/2006	$2.38	300,000	1/1/2016
	2004	2/22/2006	$3.78	376,650	2/22/2016
	2004	9/10/2007	$2.00	1,000,000	9/9/2017
	2004	10/1/2007	$3.50	1,400,000	9/30/2017
	2004	2/18/2008	$4.00	190,000	2/18/2018
	2007	9/17/2008	$2.20	1,450,000	9/17/2018
	2009	6/11/2010	$0.66	500,000	6/11/2020
	2009	7/15/2011	$0.41	500,000	7/15/2021
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	6/11/2012	$0.31	500,000	6/11/2022
	2009	6/6/2013	$0.31	500,000	6/6/2013
	2009	8/2/2013	$0.25	150,000	8/2/2013
	2009	6/6/2014	$0.36	500,000	6/6/2024
	2009	12/8/2014	$2.60	320,000	12/8/2024
Total Options				8,515,378
Warrants
Total Warrants	2009	2/1/2009	$0.51	491,196	2/1/2019

(2)	Katalin Kovari, M.D, is the spouse of Dr. Carter and accordingly all shares owned by each are deemed to be beneficially owned by the other. Dr. Kovari owns 1,015 shares of common stock.

(3)
Mr. Equels is Executive Vice Chairman of our Board of Directors, Secretary and General Counsel who beneficially owns 1,005,444 shares of common stock and beneficially owns 2,241,196 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2009	6/11/2010	$0.66	300,000	6/11/2020
	2009	6/24/2011	$0.41	300,000	6/24/2021
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	6/11/2012	$0.31	300,000	6/11/2022
	2009	6/6/2013	$0.31	300,000	6/6/2013
	2009	8/2/2013	$0.25	150,000	8/2/2013
	2009	6/6/2014	$0.36	300,000	6/6/2024
Total Options				1,750,000

Warrants	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

Total Warrants	2009	2/1/2009	$0.51	491,196	2/1/2019

(4)	Mr. Rodino is a member of our Board of Directors who beneficially owns 150,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2009	8/2/2013	$0.25	150,000	8/2/2013
Total Options				150,000

(5)	Dr. Mitchell is a member of our Board of Directors who owns 104,364 shares of common stock and beneficially owns 562,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2004	4/26/2005	$1.75	100,000	4/26/2015
	2004	2/24/2006	$3.86	50,000	2/24/2016
	2004	9/10/2007	$2.00	100,000	9/9/2017
	2004	9/17/2008	$6.00	12,000	9/17/2018
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	8/2/2013	$0.25	150,000	8/2/2013
	2009	9/9/2014	$2.60	50,000	9/9/2024
Total Options				562,000

(6)
Dr. Mitchell beneficially owns 199,661 shares of common stock of which 99,824 shares are held by Shirley Mitchell (Spouse), 49,174 shares are held by the Aesclepius Irrevocable Trust (Shirley Mitchell Trustee), and 50,663 shares are held by the Aesclepius Irrevocable Trust II (William Mitchell Trustee).

(7)	Dr. Kiani is a member of our Board of Directors who owns 630,886 shares of common stock and beneficially owns 327,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2004	4/26/2005	$1.75	15,000	4/26/2015
	2004	6/2/2005	$1.63	12,000	6/30/2015
	2004	2/24/2006	$3.86	50,000	2/24/2016
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	8/2/2013	$0.25	150,000	8/2/2013
Total Options				327,000

(8)	Mr. Springate is our Senior Vice President of Operations and owns 103,521 shares of common stock and beneficially owns 288,900 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2004	12/9/2005	$2.61	2,088	12/9/2015
	2004	11/20/2006	$2.20	5,000	11/20/2016
	2004	5/1/2007	$1.78	20,000	5/1/2017
	2004	12/6/2007	$1.30	20,000	12/6/2017
	2009	5/31/2011	$0.55	90,000	5/31/2021
	2009	6/5/2012	$0.29	50,000	6/5/2022
	2009	5/9/2013	$0.24	50,000	5/9/2023
	2009	6/6/2014	$0.36	50,000	6/6/2024
	2009	12/8/2014	$1.90	1,812	12/8/2024
Total Options				288,900

(9)	Dr. Strayer is our Medical Director that has ownership of 287,681 shares of common stock and beneficially owns 190,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Issued	Number Of Shares	Expiration Date

	2004	12/9/2005	$2.61	10,000	12/8/2015
	2009	4/13/2012	$4.03	10,000	4/13/2022
	2004	11/20/2006	$2.20	15,000	11/20/2016
	2004	1/23/2007	$2.37	20,000	1/23/2017
	2004	9/10/2007	$2.00	50,000	9/9/2017
	2004	12/6/2007	$1.30	25,000	12/6/2017
	2004	2/18/2008	$4.00	50,000	9/18/2018
	2009	12/8/2014	$1.90	10,000	12/8/2024
Total Options				190,000

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

For his Board fees, Dr. William A. Carter, Hemispherx’ Chief Executive Officer, received approximately $182,000, $180,000 and $176,000 for 2014, 2013 and 2012, respectively, classified as general and administrative expense. Dr. Carter also received consulting fees of approximately $415,000, $327,000 and $400,000 for 2014, 2013 and 2012, respectively, classified as research and development expense. For the years ended 2014, 2013 and 2012, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $641,000, $12,000, and $1,159,000 to Dr. Carter. Dr. Carter's compensation related to this program was classified entirely as research and development.

In June 2012, William Kramer was hired as a Clinical Research Associate. Mr. Kramer is the Son-In-Law of Dr. William A. Carter, and was paid approximately $68,000, $70,000 and $38,000 in 2014, 2013 and 2012, respectively. Additionally on an as-needed basis, the Company utilized the services of Kramer Environmental Management, Inc. to develop standard operating procedures, compliance assessments, testing and obtain permits related to environmental issues.

Katalin Kovari, M.D. was paid approximately $27,000, $26,000 and $25,000 in 2014, 2013 and 2012, respectively, for her part-time services to the Company as Assistant Medical Director. Dr. Kovari is the spouse of Dr. William A. Carter, our CEO.

Since October 2011, Peter Kovari was utilized as a part-time independent contractor for Hemispherx Biopharma Europe to undertake projects as a Clinical Programmer related to coordinating, programming, analyzing and evaluating clinical data for the Company at the rate of $20 per hour and was paid by us approximately $18,000, $22,000 and $12,000 in 2014, 2013 and 2012, respectively. Mr. Kovari is the nephew of Dr. Katalin Kovari, our Assistant Medical Director and spouse of Dr. William A. Carter, our CEO.

Thomas Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008 and join the Company as an Officer effective June 1, 2010. Mr. Equels has provided external legal services to us for several years through May 31, 2010 and his firm continues to support the Company. For 2014, 2013 and 2012, we paid Equels Law Firm approximately $303,000, $181,000 and $147,000, respectfully, for services rendered. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert, it was deemed that the hourly rates charged by Equels Law were reasonable when compared to the fee structure of a possible arms-length transaction from comparable firms in practice in the same market and of the similar size. The hourly rate fees from Equels Law Firm to us have remained the same for 2012, 2013 and 2014. For approximately one year beginning December 2012, with the approval of the Audit Committee, the Company began renting an office at Equels Law Firm for $3,000 per month for dedication to and utilization by Hemispherx personnel, other than Mr. Equels. For 2014, 2013 and 2012, we paid Equels Law Firm $0, $36,000 and $3,000, respectfully, for office rent based on a proration of the Firm’s current leasing fee less the cost for common area.

For the years ended 2014, 2013 and 2012, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $641,000, $12,000, and$1,159,000 to Mr. Equels. Mr. Equels' compensation related to this program was classified entirely as general and administrative expense.
ITEM 14. Principal Accountant Fees and Services.

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by McGladrey LLP (“McGladrey”) for 2014 and 2013 were $275,500 and $265,800 respectively. The following table shows the aggregate fees for professional services rendered during the year ended December 31, 2014 and 2013.

	Amount ($)
	2014	2013
Description of Fees:
Audit Fees	$256,000	$252,800
Audit-Related Fees	19,500	13,000
Tax Fees	—	—
All Other Fees	—	—
Total	$275,500	$265,800

Audit Fees

Audit fees include the audit of our annual financial statements and the review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings. Audit-related fees include comfort letter procedures related to the Company's At-The-Market ("ATM") equity offering.

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

10.19	Vendor Agreement extension with Bio Ridge Pharma, LLC dated August 14, 2012. (18)

10.20	Vendor Agreement extension with Armada Healthcare, LLC dated August 14, 2012. (18)
10.21	Advisor’s Agreement with The Sage Group dated June 15, 2013. (20)
10.22	Vendor Agreement extension with Armada Healthcare, LLC dated July 19, 2013. *(21)
10.23	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 19, 2013. *(21)
10.24	Vendor Agreement extension with Bio Ridge Pharma, LLC and Armada Healthcare, LLC dated August 8, 2014. *(22)
10.25	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated March 9, 2015* (22)
21	Subsidiaries of the Registrant. *
23.1	McGladrey LLP consent. *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *
101
The following materials from Hemispherx’ Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

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

(15)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed September 23, 2011 and is hereby incorporated by reference.

(16)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed December 12, 2011 and is hereby incorporated by reference.

(17)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 1-13441) for the year ended December 31, 2011 and is hereby incorporated by reference.

(18)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed August 15, 2012 and is hereby incorporated by reference.

(19)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed August 23, 2012 and is hereby incorporated by reference.

(20)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended June 30, 2013 and is hereby incorporated by reference.

(21)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 1-13441) for the year ended December 31, 2013 and is hereby incorporated by reference.

(22)
Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By:	/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer

March 19, 2015

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ William A. Carter	Chairman of the Board,	March 19, 2015
William A. Carter, M.D.	Director, Chief Executive
Officer, President and Chief
Scientific Officer

/s/ Thomas K. Equels	Executive Vice Chairman of	March 19, 2015
Thomas K. Equels	the Board, Director,
Secretary and General
Counsel

/s/ Peter W. Rodino	Director	March 19, 2015
Peter W. Rodino

/s/ William Mitchell	Director	March 19, 2015
William Mitchell, M.D., Ph.D.

/s/ Iraj E. Kiani	Director	March 19, 2015
Iraj E. Kiani, N.D., Ph.D.

/s/ Thomas K. Equels	Chief Financial Officer	March 19, 2015
Thomas K. Equels

HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hemispherx Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Blue Bell, Pennsylvania
March 19, 2015

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013
(in thousands, except for share and per share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,156	$803
Marketable securities- unrestricted	13,952	17,391
Prepaid expenses and other current assets	399	358
Total current assets	16,507	18,552
Property and equipment, net	4,601	5,053
Patent and trademark rights, net	861	1,080
Construction in progress	7,337	7,046
Other assets	134	136
Total assets	$29,440	$31,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,081	$1,271
Accrued expenses	2,333	1,228
Current portion of capital lease	22	33
Total current liabilities	4,436	2,532
Long-term liabilities:
Long-term portion of capital lease	—	23
Redeemable warrants	—	14
Total liabilities	4,436	2,569
Commitments and contingencies (Notes 9,11,12,14 and 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 204,004,818 and 168,660,370, respectively	204	168
Additional paid-in capital	302,729	289,563
Unrealized loss	(160)	(114)
Accumulated deficit	(277,769)	(260,319)
Total stockholders’ equity	25,004	29,298
Total liabilities and stockholders’ equity	$29,440	$31,867

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)

	Years ended December 31,
	2014	2013	2012
Revenues:
Clinical treatment programs	$197	$150	$213
Total Revenues	197	150	213
Costs and Expenses:
Production costs	1,251	1,234	1,989
Research and development	8,988	8,360	9,508
General and administrative	9,057	7,723	9,056
Total Costs and Expenses	19,296	17,317	20,553
Operating loss	(19,099)	(17,167)	(20,340)
Interest and other income	665	791	1,606
Impairment loss on investments	(145)	(800)	(9)
Interest expense	(11)	(16)	(24)
Gain from sale of income tax operating losses	1,126	686	1,328
Redeemable warrants valuation adjustment	14	281	85
Net loss	(17,450)	(16,225)	(17,354)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on securities	(191)	(871)	331
Reclassification adjustments for impairment losses on investments included in net loss	145	800	9
Premium amortization	—	—	6
Net comprehensive loss	$(17,496)	$(16,296)	$(17,008)
Basic and diluted loss per share	$(0.09)	$(0.10)	$(0.12)
Weighted average shares outstanding basic and diluted	188,291,976	167,325,584	141,016,935

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(in thousands except share data)

	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity
Balance January 1, 2012	135,642,303	$136	$264,958	$(389)	$(226,740)	$37,965
Shares issued for:
Settlement of accounts payable	1,111,397	1	383	—	—	384
Shares sold at the market	29,496,743	29	22,974	—	—	23,003
Equity-based compensation	239,747	—	356	—	—	356
Net comprehensive loss	—	—	—	346	(17,354)	(17,008)
Balance December 31, 2012	166,490,190	166	288,671	(43)	(244,094)	44,700
Shares issued for:
Settlement of accounts payable	1,196,769	1	268	—	—	269
Shares sold at the market	973,411	1	248	—	—	249
Equity-based compensation	—	—	376	—	—	376
Net comprehensive loss	—	—	—	(71)	(16,225)	(16,296)
Balance December 31, 2013	168,660,370	168	289,563	(114)	(260,319)	29,298
Shares issued for:
Settlement of accounts payable	229,031	—	59	—	—	59
Shares sold at the market	35,115,417	36	12,781	—	—	12,817
Equity-based compensation	—	—	326	—	—	326
Net comprehensive loss	—	—	—	(46)	(17,450)	(17,496)
Balance December 31, 2014	204,004,818	$204	$302,729	$(160)	$(277,769)	$25,004

See accompanying notes to consolidated financial statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(17,450)	$(16,225)	$(17,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	665	671	643
Amortization and abandonment of patent and trademark rights	477	196	40
Redeemable warrants valuation adjustment	(14)	(281)	(85)
Equity-based compensation (stock option, warrant and service expense)	326	376	356
Other-than-temporary impairment of marketable securities	145	800	9
Inventory reserve	—	453	1,023
Changes in assets and liabilities:
Inventories	—	—	(579)
Prepaid expenses and other assets	(41)	(36)	200
Accounts payable	869	(617)	860
Accrued expenses	1,105	(2,167)	1,751
Net cash used in operating activities	(13,918)	(16,830)	(13,136)
Cash flows from investing activities:
Purchases of property, equipment and construction in progress	(504)	(898)	(5,755)
Additions to patent and trademark rights	(258)	(242)	(211)
Office rental deposit	—	(71)	—
Deposits on capital leases refunded	2	—	6
Sales and maturities of short-term and long-term marketable securities	3,248	23,479	22,658
Purchase of short-term and long-term marketable securities	—	—	(32,765)
Net cash provided by (used in) investing activities	$2,488	$22,268	$(16,067)

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	$12,817	$249	$23,003
Payments on capital leases	(34)	(45)	(47)
Proceeds from (payments on) Margin Account Loan	—	(7,051)	5,356
Net cash provided by (used in) financing activities	12,783	(6,847)	28,312
Net increase (decrease) in cash and cash equivalents	1,353	(1,409)	(891)
Cash and cash equivalents at beginning of year	803	2,212	3,103
Cash and cash equivalents at end of year	$2,156	$803	$2,212

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$59	$269	$384
Unrealized gain (loss) on marketable securities	$(46)	$(71)	$346
Supplemental disclosure of cash flow information:
Capitalized construction interest	$—	$143	$85
Cash paid for interest expense	$11	$16	$24

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business
Hemispherx Biopharma, Inc. (“Company”) is a specialty pharmaceutical company headquartered in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based disorders. The Company was founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, the Company has established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

The Company's flagship products include Alferon N Injection® and the experimental therapeutic Ampligen®. Alferon N Injection® is approved for a category of STD infection, and Ampligen® represents an experimental RNA being developed for globally important viral diseases and disorders of the immune system. Hemispherx' platform technology includes components for potential treatment of various severely debilitating and life threatening diseases. Alferon® LDO (Low Dose Oral) is a formulation under development targeting influenza.

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has three domestic subsidiaries BioPro Corp., BioAegean Corp. and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. The Company’s foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., was established in Belgium in 1998. All significant intercompany balances and transactions have been eliminated in consolidation. Certain items in these financial statements have been reclassified to conform to the current period presentation.

(2)	Summary of Significant Accounting Policies
(a) Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash and money market accounts and total $2,156,000 and $803,000 at December 31, 2014 and 2013, respectively.

(b) Marketable Securities

The Company’s securities are classified as available for sale and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations and are reported as other comprehensive income (loss) on the Statements of Comprehensive Loss, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks or for portfolio management purposes. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of securities are recognized in the statements of comprehensive loss on the date of sale.

(c) Property and Equipment

	(in thousands) December 31,
	2014	2013
Land, buildings and improvements	$4,209	$4,209
Furniture, fixtures, and equipment	5,307	5,093
Leasehold improvements	85	85
Total property and equipment	9,601	9,387
Less: accumulated depreciation and amortization	(5,000)	(4,334)
Property and equipment, net	$4,601	$5,053

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company’s New Brunswick, NJ facility. As of December 31, 2014, construction in progress was $7,337,000 as compared to

$7,046,000 at December 31, 2013. The Company capitalized $0 and $143,000 of interest charges in 2014 and 2013, respectively, related to the construction in progress.

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

(h) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Accounts requiring the use of significant estimates include valuation allowances for inventory, determination of other-than-temporary impairment on securities, valuation of deferred taxes, patent and trademark valuations, stock-based compensation calculations, building valuation, fair value of warrants and contingency accruals.

(i) Recent Accounting Standards and Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any significant operating revenues for the foreseeable future, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

(j) Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires recognition of compensation expense related to stock-based compensation awards over the period during which an employee is required to provide service for the award. Compensation expense is equal to the fair value of the award at the date of grant, net of estimated forfeitures.

(k) Accounts Receivable

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process. The Company does not require collateral on its receivables. The Company did not have any receivables as of December 31, 2014 and 2013.

(l) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants related to 17,486,946, 27,968,158 and 24,198,158 shares, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2014, 2013 and 2012, respectively, since their effect is antidilutive.

(m) Long-Lived Assets

The Company assesses long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in its use of the assets. The Company measures the recoverability of assets that it will continue to use in its operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired.

The Company measures the impairment by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized. Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. The Company makes subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as the Company reviews its manufacturing process and other manufacturing planning decisions, the Company must make subjective judgments regarding the remaining useful lives of assets. When the Company determines that the useful lives of assets are shorter than the Company had originally estimated, it accelerates the rate of depreciation over the assets’ new, shorter useful lives.

(3)	Inventories
The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	2014	2013
Inventory work-in-process, January 1	$—	$453
Production	—	—
Spoilage	—	(453)
Inventory work-in-process, December 31	$—	$—

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

(4) Marketable Securities

Marketable securities consist of Mutual Funds. For the twelve months ended December 31, 2014 and 2013, it was determined that some of the Marketable Securities had other than temporary impairments of approximately $145,000 and $800,000, respectively. At December 31, 2014 and 2013, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see Note 17: Fair Value).

Securities classified as available for sale consisted of:

December 31, 2014
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,112	$—	$(160)	$13,952	$13,952	$—
Totals	$14,112	$—	$(160)	$13,952	$13,952	$—

December 31, 2013
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$17,505	$115	$(229)	$17,391	$17,391	$—
Totals	$17,505	$115	$(229)	$17,391	$17,391	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

December 31, 2014
(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)
Totals	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)

December 31, 2013
(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$12,460	$(229)	$—	$—	$12,460	$(229)
Totals	1	$12,460	$(229)	$—	$—	$12,460	$(229)

(5) Patents, Trademark Rights and Other Intangibles (FASB ASC 350-30 General Intangibles Other than Goodwill)
During the years ended December 31, 2014, 2013 and 2012, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges of $446,000, $176,000 and $25,000, respectively, which are included in research and development. Amortization expense was $31,000, $20,000 and $15,000 in 2014, 2013 and 2012, respectively. The total cost of the patents was $1,005,000 and $1,193,000 as of December 31, 2014 and 2013, respectively. The accumulated amortization as of December 31, 2014 and 2013 is $144,000 and $113,000, respectively. In 2014, additions to patent costs were $258,000. In 2013, additions to patent costs were $242,000 and adjustments for fully amortized and abandoned patents had costs of $180,000 and accumulated amortization of $4,000.

Amortization of patents and trademarks for each of the next five years is as follows: 2015 - $31,000; 2016 - $31,000; 2017 - $31,000; 2018 - $31,000 and 2019 - $31,000. No amortization expense is recognized related to patents that are pending.

(6)	Accrued Expenses
Accrued expenses at December 31, 2014 and 2013 consists of the following:

	(in thousands) December 31,
	2014	2013
Compensation	$1,806	$378
Professional fees	404	270
Accrued Alferon production costs	—	51
Other expenses	123	529

	$2,333	$1,228

(7)	Stockholders' Equity
(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. There were no Preferred Shares issued and outstanding at December 31, 2014 and 2013.

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

As of December 31, 2014 and 2013, 204,004,818 and 168,660,370 shares were outstanding, respectively.

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

On July 23, 2012, the Company entered into a New Equity Distribution Agreement (the “EDA”) with Maxim pursuant to which the Company may sell up to $75,000,000 worth of its shares of Common Stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. The Shares are being sold pursuant to the Company’s Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, the Company filed a Prospectus Supplement with the Securities and Exchange Commission related to increasing the offering from 12,000,000 to 20,000,000 shares under the New ATM. On October 5, 2012, the Company filed an updated Prospectus Supplement to revise the EDA for an aggregate of 40,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the ATM. On December 23, 2013, the Company filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the ATM. During 2014, the Company had sold an aggregate of approximately 35,115,417 shares that resulted in net cash proceeds of approximately $12,817,000 after direct expenses along with commissions paid to Maxim for approximately $396,000. During 2013, the Company had sold an aggregate of approximately 973,411 shares that resulted in net cash proceeds of approximately $249,000 after direct expenses along with commissions paid to Maxim for approximately $8,000.

The Company plans to use the net proceeds from the offering as follows: (1) Costs to upgrade the Alferon N Injection® manufacturing facility and to prepare for the FDA pre-approval inspections, (2) Potential new pre-clinical or clinical studies in order to gain commercial approval for Ampligen® and broader approvals for Alferon® and Alferon LDO®, (3) Working capital to build and maintain sufficient inventory by procuring raw materials, supplies and other items for the New Brunswick manufacturing facility, as well as to remunerate outside contractors for necessary services, such as, final filling and finishing operations in order to meet any anticipated demand from normal operations as well as through the possible pursuit of other disease areas and/or geographic regions that may present themselves, (4) Pursuit of potential partnering opportunities for Ampligen®, and (5) Potential establishment of sales and marketing capabilities, as well as consideration towards the expansion of the Company’s manufacturing capacity.

(d) Common Stock Options and Warrants

(i) Stock Options
The Equity Plan of 2004, effective May 1, 2004, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 8,000,000 shares of common stock was reserved for potential issuance pursuant to awards under the Equity Plan of 2004. The Equity Plan of 2004 continued in effect for a period of 10 years from its effective date. The plan terminated on May 1, 2014.

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

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.66%-1.72%	0.14%-1.40%	0.61%- 0.86%
Expected dividend yield	0	0	0
Expected life	5 years	1-5 years	5 years
Expected volatility	84.497%-92.631%	89.727%-118.22%	108.76%-112.35%
Weighted average grant date fair value for options and equity warrants issued	$0.18 per option for 1,314,284 options	$0.14 per option/warrant for 4,120,000 options/equity warrants	$0.23 per option/warrant for 1,499,000 options/equity warrants

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

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

	2012			2013			2014
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	262,000	2.75-4.03	$3.05	200,000	2.75	$2.75	—	—	$—
Granted	—	—	—	—	—	—	—	—	—
Forfeited	(62,000)	4.03	4.03	(200,000)	2.75	2.75	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	200,000	$2.75	$2.75	—	$—	$—	—	$—	$—
Exercisable, end of year	200,000	$2.75	$2.75	—	$—	$—	—	$—	$—
Weighted average remaining contractual life (years)	0.83 years			0 years			0 years
Available for future grants	—			—			—

The Equity Plan is administered by the Board of Directors. The Equity Plan provides for awards to be made to such Officers, other key employees, non-employee directors, consultants and advisors of the Company and its subsidiaries as the Board may select.

Information regarding the options approved by the Board of Directors under Equity Plan of 2004 is summarized below:

	2012			2013			2014
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	6,640,934	1.30-6.00	$2.66	6,630,934	1.30-6.00	$2.66	6,480,934	1.30-6.00	$2.68
Granted	—	—	—	—	—	—	—	—	—
Forfeited	(10,000)	1.30	$1.30	(150,000)	2.00	$2.00	(616,308)	1.90-3.44	$2.58
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	6,630,934	1.30-6.00	$2.66	6,480,934	1.30-6.00	$2.68	5,864,626	1.30-6.00	$2.69
Exercisable, end of year	6,630,934	1.30-6.00	$2.66	6,480,934	1.30-6.00	$2.68	5,864,626	1.30-6.00	$2.69
Weighted average remaining contractual life (years)	3-4 years			2-3 years			1-2 years
Available for future grants	10,019			170,019			—

Information regarding the options approved by the Board of Directors under Equity Plan of 2007 is summarized below:

	2012			2013			2014
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17
Granted	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17
Exercisable, end of year	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17
Weighted average remaining contractual life (years)	5.81 years			4.81 years			3.81 years
Available for future grants	3,004			3,004			3,004

Information regarding the options approved by the Board of Directors under Equity Plan of 2009 is summarized below:

	2012			2013			2014
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	3,189,978	0.21-2.81	0.70	4,688,978	0.21-4.03	0.61	6,708,978	0.21-4.03	0.55
Granted	1,499,000	0.29-4.03	0.42	2,020,000	0.22-2.00	0.40	1,314,284	0.33-2.60	1.04
Forfeited	—	—	—	—	—	—	(350,000)	0.31-2.81	1.45
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	4,688,978	0.21-4.03	0.61	6,708,978	0.21-4.03	0.55	7,673,262	0.21-4.03	0.59
Exercisable, end of year	3,962,183	0.21-4.03	0.61	5,713,145	0.21-4.03	0.55	6,929,335	0.21-4.03	0.59
Weighted average remaining contractual life (years)	7.67 years			8.21 years			7.73 years
Available for future grants	6,907,247			3,090,478			1,487,543

Stock option activity during the years ended December 31, 2012, 2013 and 2014 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	8,252,480	$2.11	5.75	—
Granted	1,199,000	0.45	—	—
Forfeited	(10,000)	1.30	—	—
Outstanding December 31, 2012	9,441,480	$1.90	5.35	—
Granted	1,170,000	0.36		—
Forfeited	—	—	—	—
Outstanding December 31, 2013	10,611,480	$1.73	4.92	—
Granted	1,264,284	0.97	—	—
Forfeited	(587,876)	1.78	—	—
Outstanding December 31, 2014	11,287,888	$1.64	4.61	—
Vested and expected to vest at December 31, 2014	11,287,888	$1.64	4.61	—
Exercisable at December 31, 2014	10,577,294	$1.65	4.15	—
The weighted-average grant-date fair value of employee options granted during the year 2014 was $230,000 for 1,264,284 options at $0.18 per option, the year 2013 was $222,000 for 1,170,000 options at $0.19 per option and during the year 2012 was $284,000 for 1,199,000 options at $0.24 per option.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	148,333	$0.49	9.52	—
Granted	509,708	0.43	—	—
Vested	(131,668)	0.36	—	—
Forfeited	(10,000)	1.30	—	—
Outstanding December 31, 2012	516,373	$0.45	9.43	—
Granted	595,000	0.24	—	—
Vested	(586,373)	0.38	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2013	525,000	$0.29	8.38	—
Granted	1,264,284	0.97	—	—
Vested	(1,078,690)	0.38	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2014	710,594	$1.38	8.76	—

The weighted-average grant-date fair value of employee unvested stock options granted during the year 2014 was $230,000 for 1,264,284 options at $0.18 per option, during the year 2013 was $100,000 for 595,000options at $0.24 per option and during the year 2012 was $120,558 for 509,708 options at $0.24 per option.

Stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2012	3,128,432	$1.87	5.25	—
Granted	300,000	0.29	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2012	3,428,432	$1.73	4.71	—
Granted	850,000	0.56	—	—
Exercised	—	—	—	—
Forfeited	(150,000)	2.00	—	—
Outstanding December 31, 2013	4,128,432	$1.48	5.01	—
Granted	50,000	2.60	—	—
Exercised	—	—	—	—
Forfeited	(378,432)	2.78	—	—
Outstanding December 31, 2014	3,800,000	$1.36	4.75	—
Vested and expected to vest at December 31, 2014	3,800,000	$1.36	4.75	—
Exercisable at December 31, 2014	3,766,667	$1.35	4.39	—

The weighted-average grant-date fair value of non-employee options granted during the year 2014 was $5,000 for 50,000 options at $0.10 per option, during the year 2013 was $131,000 for 850,000 options at $0.15 per option and during the year 2012 was $59,922 for 300,000 options at $0.20 per option.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding January 1, 2012	256,250	$0.71	8.50	—
Granted	300,000	0.29	—	—
Vested	(345,828)	0.53	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2012	210,422	$0.40	9.68	—
Granted	470,833	0.25	—	—
Vested	(210,422)	0.40	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2013	470,833	$0.25	9.61	—
Granted	50,000	2.60	—	—
Vested	(487,500)	0.33	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2014	33,333	$2.60	9.08	—

Stock-based compensation expense was approximately $326,000 for the year ended December 31, 2014 was to increase general and administrative expenses and had no effect on earnings per share, for the year ended December 31, 2013 was to increase general and administrative expenses by approximately $376,000 and had no effect on earnings per share, and for year ended December 31, 2012 was to increase general and administrative expenses by approximately $356,000 and had no effect on earnings per share.

As of December 31, 2014 and 2013, there was $259,000 and $177,000, respectively, of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans. Stock-based compensation related to options granted under the Equity Incentive Plans will be recorded over the vesting period which is typically one year or upon reaching agreed upon company and/or individual performance milestones being met which is indefinite.

(ii) Stock Warrants

Stock warrants are issued as needed by the Board of Directors and have no formal plan.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the warrants was estimated based on historical option holder’s behavior and represents the period of time that options are expected to be outstanding. There were no warrants granted during 2014.

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	2012			2013			2014
	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price
Outstanding, beginning of year	10,978,246	0.51-1.65	$1.55	11,128,246	0.51-2.00	$1.44	13,228,246	0.25-2.00	$1.26
Granted	150,000	0.89-2.00	$1.30	2,100,000	0.25-0.50	$0.33	—	—	$—
Forfeited	—	—	—	—	—	—	(10,829,188)	0.29-1.65	1.41
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	11,128,246	0.51 –2.00	$1.44	13,228,246	0.25-2.00	$1.26	2,399,058	0.25-2.00	$0.56
Exercisable	11,128,246	0.51-2.00	$1.44	11,328,246	0.50-2.00	$1.42	2,399,058	0.25-2.00	$0.56
Weighted average remaining contractual life	2.0 years			1.5 years			4.8 years
Years exercisable	2013-2022			2014-2023			2014-2023

Stock warrants are issued at the discretion of the Board. In 2014, there were no warrants issued. Certain of the stock warrants outstanding are subject to adjustments for stock splits and dividends. No warrants were exercised during 2012, 2013 or 2014.

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

On November 2, 2012, the Company executed an Amended and Restated Rights Agreement amending and restating the November 19, 2002 Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (as amended, the “Amended Rights Agreement”). The Amended Rights Agreement extends the term of the Rights Plan to November 18, 2017 and amends certain other provisions, as described in the Company’s Amended Registration Statement on Form 8-A/A, filed on November 2, 2012 (the “Amended Form 8-A”). The Amended Rights Plan entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns approximately 4.63% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.

(8) Segment and Related Information
The Company operates in one segment, which performs research and development activities related to Ampligen® and other drugs under development, and sales and marketing of Alferon®. The Company’s revenues for the three year period ended December 31, 2014, were earned in the United States.

The Company employs an insignificant amount of net property and equipment in its foreign operations.

(9)	Research, Consulting and Supply Agreements
Since October 2005, the Company has engaged the Sage Group, Inc. (“Sage”), a health care, technology oriented, strategy and transaction advisory firm, to assist the Company in obtaining a strategic alliance in Japan for the use of Ampligen® in treating Chronic Fatigue Syndrome (“CFS”). On December 14, 2011, the Company agreed to a Second Amended Adviser’s Agreement for twenty-four months with Sage, effective June 15, 2011, that amends and supersedes all other agreements and arrangements between the parties. Further, this Agreement may be terminated by the Company for cause after the Company delivers written notice to Adviser of a failure to perform and such failure is not cured within fifteen (15) days. Sage will assist the Company to identify, qualify, negotiate and close one or more licensing, partnering, alliance or similar transactions pertaining to the Company’s products and technology including, but not limited to, any and all uses of Ampligen®, Alferon® and related intellectual property as well as acquisition of companies in whole or in part and the sale or the merger of Company (“Transactions”). In consideration for services performed or attributed to Sage resulting in Transactions, Sage is entitled to a monthly “Adviser’s Fee” of $20,000, a one-time distribution of 200,000 Options that vest proportionately over 18 months with an exercise price of 110% of the closing price of the Company Stock on the NYSE Amex on the closing price of the day preceding the execution date of the agreement plus preapproved expenses along with the potential for a “Success Fee” of five percent (5)% of all consideration that is capped at $5,000,000 per annum for Transactions introduced to the Company by Sage. However, it is the intention of the parties that Sage be an active participant in all material Transactions of the Company. A Transaction can occur during the Term of the agreement or 18 months thereafter. The Company incurred approximately $278,000, $337,000 and $545,000 in fees to Sage for the years ended December 31, 2014, 2013 and 2012, respectively, pursuant to this and earlier agreements. R. Douglas Hulse, the Company’s former President and Chief Operating Officer, is a member and an Executive Director of Sage.

On October 2, 2011, the Company finalized their Fourth Amendment to a Supply Agreement, effective through March 11, 2014, with Jubilant Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. The Company is working towards an amendment to the existing Supply Agreement which may contain additional fees as part of entering into the extension. The Company incurred $72,000 in fees for the year ended December 31, 2014, and no fees for the years ended 2013 and 2012, respectively, pursuant to this agreement.
In October 2014, we entered into a purchase commitment with a contract manufacturer (Hollister Stier) for approximately $700,000 for the manufacture of clinical batches of Ampligen®.
In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon N Injection®. In November 2014, we entered into a purchase commitment with a contract manufacturer (Althea) for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale.

On September 6, 2011, the Company executed an amended agreement with Armada Healthcare, LLC (“Armada”) to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. On August 8, 2014, it was mutually agreed upon to extend this agreement through August 14, 2015 subject to the same terms and conditions. The Company previously extended this agreement in 2012 and 2013 also under the same terms and conditions. The Company incurred no fees for the years ended December 31, 2014, 2013 and 2012, pursuant to original and amended agreements.

On September 6, 2011, the Company executed a new agreement with specialty distributor, BioRidge Pharma, LLC (”BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. On August 8, 2014, it was mutually agreed upon to extend this agreement through August 15, 2015 subject to the same terms and conditions. The Company previously extended this agreement in 2012 and 2013 also under the same terms and conditions. The Company incurred approximately fees of $21,000, $21,000 and $21,000 for the years ended December 31, 2014, 2013 and 2012, respectively, pursuant to the agreement.

The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 2014, 2013 and 2012, the Company incurred approximately $1,286,000, $1,769,000 and $1,561,000, respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. A 6% Company matching contribution was established, effective as of January 1, 2010. For 2014, 2013 and 2012, the Company contributions towards the 401(k) Plan were $170,000, $171,000 and $138,000 respectively.

(11)	Royalties, License and Employment Agreements
The Company had contractual agreements with Named Executive Officers ("Officers") in 2014, 2013 and 2012. The aggregate annual base compensation for these Officers under their respective contractual agreements for 2014, 2013 and 2012 was $2,249,000, $2,788,000 and $2,578,000 respectively. The 2013 officers compensation includes $238,000 of severance salary to the former CFO due to his resignation effective December 27, 2013. In addition, certain of these Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. In 2014, 2013 and 2012, Officers’ bonuses of $386,000, $0 and $478,000 respectively were granted. Additionally, on November 26, 2012, the Company’s Compensation Committee authorized bonuses per Section 3(c)(ii) of their respective Employment Agreements to Dr. Carter and Mr. Equels based on the contractual obligation and opinion of independent legal counsel of approximately $1,282,000, $12,000, and $1,159,000 in 2014, 2013 and 2012, respectively, to each Dr. Carter and Mr. Equels.

In 2014, equity was granted as a form of compensation to these Officers:

•
Chief Executive Officer was granted 500,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year and 320,000 ten year options to purchase common stock at $2.60 which vest in entirety in one year; and

•	General Counsel was granted 300,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year, and;

In 2013, equity was granted as a form of compensation to these Officers:

•	Chief Executive Officer was granted 500,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year; and

•	Chief Executive Officer was granted 150,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year; and

•	General Counsel was granted 300,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year, and;

•	General Counsel was granted 150,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year.

In 2012, equity was granted as a form of compensation to these Officers:

•	Chief Executive Officer was granted 100,000 ten year options to purchase common stock at $0.29 per share which vest in entirety in one year;

•	Chief Executive Officer was granted 500,000 ten year options to purchase common stock at $0.31 per share which vested immediately;

•	Chief Executive Officer was granted 10,000 ten year options, as replacement for similar options that had expired, to purchase common stock at $4.03 per share which vested immediately;

•	General Counsel was granted 100,000 ten year options to purchase common stock at $0.29 per share which vest in entirety in one year;

•	General Counsel was granted 300,000 ten year options to purchase common stock at $0.31 per share;

•	Chief Medical Officer was granted 10,000 ten year options, as replacement for similar options that had expired, to purchase common stock at $4.03 per share which vested immediately;
The Company recorded stock compensation expense of $223,000, $219,000 and $271,000, respectively, during the years ended December 31, 2014, 2013 and 2012 respectively with regard to these issuances.

(12)	Leases

The Company has a non-cancelable escalating operating lease as amended, for the space in which its principal office is located. The term of the lease for the Philadelphia, Pennsylvania offices is currently through July 1, 2018. Approximate future minimum payments under these operating lease obligations are as follows

For The Years Ending	(In Thousands)
December 31,
2015	154
2016	157
2017	161
2018	68
Thereafter	—
$540

Rent expense charged to operations for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $163,000, $183,000 and $210,000 respectively.
(13)Income Taxes (FASB ASC 740 Income Taxes) And Subsequent Event
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

As of December 31, 2013, the Company has approximately $134,000,000 of federal net operating loss carryforwards (expiring in the years 2018 through 2033) available to offset future federal taxable income. The Company also has approximately $37,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2033) and approximately $25,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2032 and 2033) available to offset future state taxable income. In February 2014, the Company effectively sold $13,900,000 of its New Jersey state net operating loss carryforward for the year 2012 for approximately $1,126,000.

As of December 31, 2014, the Company has approximately $151,000,000 of federal net operating loss carryforwards (expiring in the years 2018 through 2034) available to offset future federal taxable income. The Company also has approximately $36,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2034) and approximately $28,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2033 and 2034) available to offset future state taxable income. In January 2015, the Company effectively sold $14,300,000 of its New Jersey state net operating loss carryforward for the year 2013 for approximately $1,374,000.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2014 and 2013.

The components of the net deferred tax asset of December 31, 2014 and 2013 consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2014	2013
Net operating losses	$51,350	$45,578
Amortization & depreciation	60	76
Research and development costs	923	2,842
Stock compensation	111	128
Total	52,444	48,624
Less: Valuation allowance	(52,444)	(48,624)
Balance	—	—

(14)Contingencies

(a)	Stephanie A. Frater v. Hemispherx Biopharma, Inc., William A. Carter, David Strayer and Wayne Pambianchi, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:12-cv-07152-WY.

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

(g)	Hemispherx Biopharma, Inc. v. Johannesburg Consolidated Investments, et al., U.S. District Court for the Southern District of Florida, Case No. 4-10129-CIV.

(h)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 9-549-GMS.

(a) On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended

Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendents' motion to dismiss the Amended Complaint, and on February, 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for completion of all fact discovery. On February 25, 2014, defendents filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. After conducting significant fact discovery, the parties reached an agreement in principle to settle all claims on December 31, 2014. However, the settlement is subject to the Court's issuance of an order finally approving the terms of the parties' settlement agreement in all material respects. On March 11, 2015, the parties filed a joint motion with the Court seeking an order, inter alia, granting preliminary approval of their settlement agreement, preliminarily certifying a class for settlement purposes, and setting a date for a final settlement hearing.

(b) On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File. On April 11, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On January 28, 2015, on request of the parties, the Court entered an Order continuing the temporary stay, subject to the requirement that the parties submit an updated joint status report within ten days of the court’s entry of an order granting or denying the securities class action parties’ motion for preliminary approval of their settlement agreement.

(c) On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.

(d) On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery.

(e) On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. During the time since the SLC filed its motion to dismiss, plaintiffs have served document requests on the SLC, noticed the depositions of the two SLC members (on dates to be mutually agreed-upon following document production), served a subpoena on the SLC’s counsel McCarter & English LLP, and served a subpoena on Sage Group, an outside advisor to Hemispherx. The SLC responded to plaintiffs’ document requests on March 6, 2014, and produced responsive documents the same day. McCarter & English responded to plaintiff's subpoena, produced responsive documents on March 20, 2014, and produced additional responsive documents on April 7, 2014 and June 23, 2014. On June 25, 2014, plaintiffs served document requests on the Company, to which the Company responded on July 25, 2014.  The deposition of Sage Group occurred on March 12, 2015. The depositions of the two members of the SLC and of McCarter & English have not yet been scheduled.

The Company believes that the claims asserted in the shareholder derivative litigation are without merit, and is vigorously defending these actions. While the Company also believes that the claims asserted in the securities litigation are without merit, the Company has reached a settlement agreement in principle that is satisfactory to the Company. If the Court does not issue an order finally approving the terms of the parties’ settlement agreement in all material respects, however, the Company intends to resume its vigorous defense of the securities litigation. The potential impact of these actions, which seek unspecified damages, equitable relief, attorneys' fees and expenses, is uncertain. There can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on the Company's business, results of operations and financial condition.

(f) On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his resignation from employment as Chief Financial Officer from the Company. The claims against the Company included breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement. The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement. In addition to compensatory damages on all counts, Bernhardt’s claim includes a demand for attorneys’ fees and liquidated damages under the WPCL. On February 27, 2014, the Defendants filed preliminary objections to Bernhardt’s Complaint challenging the legal sufficiency of the Complaint for various reasons including that the Complaint did not properly state claims under the WPCL, nor did it assert a right to severance benefits. The preliminary objections further sought to strike certain improper allegations contained in the Complaint. Bernhardt filed an Amended Complaint supplementing and changing the allegations of the Complaint. The Company filed Preliminary Objections to the Amended Complaint asserting that the Amended Complaint contained legal deficiencies. On April 25, 2014, Bernhardt filed a Second Amended Complaint. On July 23, 2014, the Company answered and asserted its defenses to the Second Amended Complaint, and also asserted counterclaims against Bernhardt on behalf of the Company and the individual defendants named in the Complaint. These counterclaims included claims against Bernhardt for breach of contract, corporate defamation/false light and defamation. In addition, the Company has asserted a claim for the return of corporate property which Bernhardt is believed to have taken at the time of his departure. Discovery in the matter is ongoing. The Company intends to vigorously defend against the allegations of the Second Amended Complaint, and to strongly pursue the affirmative claims of the Company and those of the other defendants. At this time no reasonable judgment can be made as to the likely outcome of the matter.

The Company believes it has meritorious defenses and is vigorously defending against these claims by Bernhardt as unjustifiable. There is currently no projection as to the likely outcome of the case.

(g) In December 2004, the Company filed a multi-count complaint in U.S, Federal Court (Southern District of Florida) which was granted by the Court in August 2010 whereby Hemispherx was awarded $188 million, plus interest against Johannesburg Consolidated Investments (“JCI”) and former JCI officers R.B. Kebble and H.C. Buitendag. The Company attempted to domesticate the Final Judgment in South Africa and is being assisted by the South African law firm of Webber Wentzel. The action to domesticate had been filed in South Africa. No gain has been recorded for this judgment as it is too early in these proceedings to predict an outcome. As required by South African law, on October 11, 2011, Hemispherx has posted security bond of $66,873 related to the JCI proceedings and a second bond of $25,200 was posted in July 2012 related our proceedings against the Estate of Kebble. Hemispherx and the other parties to the domestication convened an arbitral panel in South Africa to decide the domestication issue in Johannesburg on May 5 through 9, 2014. After deliberation, the panel declined to domesticate the U.S. judgment in South Africa. These bonds have been forfeited and a fee award of approximately$200,000 has been issued. However, the final judgment still remains valid in the United States and vastly exceeds the amount of the South African fee award, thus in the United States it is fully set off.

(h) On July 31, 2009, Cato Capital LLC (“Cato”) filed suit asserting that under a November 2008 agreement, the Company owes Cato a placement fee for certain investment transactions. The Complaint sought damages in the amount of $5,000,000 plus attorneys’ fees. The Company filed an Answer on August 20, 2009. On October 13, 2009, Cato filed a Motion seeking leave to file an Amended Complaint which proposed that Cato be permitted to add The Sage Group as an additional defendant and to bring additional causes of action against the Company arising from the defenses contained in the Answer, and increase the total amount sought to $9,830,000, plus attorneys’ fees and punitive damages. On September 14, 2010, the Court granted Cato’s Motion for Leave to file an Amended Complaint, but specifically indicated that the Company could file a Motion to Dismiss, raising the arguments that the Company had previously made in response to Cato’s Motion for Leave to file an Amended Complaint. On September 16, 2010, Cato filed its Amended Complaint, and on September 30, 2010, the Company filed a Motion to dismiss all the counts of the Amended Complaint against the Company other than the breach of contract count. In addition, pursuant to an indemnification responsibility, the Company has also retained counsel to undertake the defense of the Sage Group, and a motion to dismiss was filed on behalf of the Sage Group seeking to dismiss all claims against the Sage Group. On July 28, 2011, the Court denied the Company’s motion to dismiss and the motion to dismiss of the Sage Group. On August 11, 2011, the Court entered a Scheduling Order that set Discovery, Motion and other applicable dates, including a trial date. On August 30, 2011, the Company and the Sage Group filed an Answer with Affirmative Defenses to the Plaintiff’s Amended Complaint. On October 24, 2011, Cato filed a Motion for a Partial Summary Judgment, seeking a determination that two of the Company’s affirmative defenses to Cato’s breach of contract cause of action should be stricken. On November 10, 2011, the Company filed a response controverting Cato’s Motion on factual and legal basis. Also on November 10, 2011, the Company filed its own Motion for Partial Summary Judgment, seeking dismissal of Cato’s claim for breach of contract. In accordance with a Scheduling Order set by the Court, the parties concluded fact and expert discovery on April 16, 2012. On April 30, 2012 the Company filed Motions for Summary Judgment seeking dismissal of all counts. The Sage Group also filed a Motion for Summary Judgment seeking dismissal of all counts asserted against Sage.

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

The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On April 22, 2013 the Parties submitted Proposed Findings of Fact and Conclusions of Law, and on April 26, 2013, submitted hyperlinked copies to the Court pursuant to the Court's Order. In February and March of 2014, the Company’s counsel advised the Court that certain rulings in a similar matter undercut certain factual and legal arguments advanced by the Plaintiff at, and subsequent to the trial. On September 9, 2014 the Court issued a Decision and Order finding for Hemispherx and codefendant the Sage Group, on all counts asserted by Cato. The Order dismissed all claims. On October 14, 2014 Hemispherx filed a Motion seeking an award of attorney’s fees and costs in the approximate amount of one million dollars pursuant to a cost and fee recovery provision of the Agreement between Cato and Hemspherx that was the subject of the underlying litigation. On October 21, 2014 Cato filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. On November 17, 2014 the United States District Court granted-in part and denied-in-part the Motion including granting Hemispherx leave to provide a cost accounting of its requested fees excluding any cost associated with representation of Sage. On December 11, 2014 Hemispherx submitted its supplemental application in which Hemispherx sought $770,852.76 in fees and costs. On January 13, 2015 the Court granted Hemipsherx Motion and awarded Hemipsherx attorney’s fees and costs against Cato Capital LLC in the amount of $770,852.76. No informed judgment can be made concerning the success of the Company’s collection of attorney’s fees and costs. No informed judgment can be made at this time as to the basis of Cato’s appeal or the merits.

(i) Summation.
In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified in Contingency (a), (b), (c), (d), (e), (f) and (h). There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the years ended December 31, 2014 or 2013. Also, with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

(15)Certain Relationships and Related Transactions
The Company has employment agreements with certain of their Executive Officers and has granted such officers and directors options and warrants to purchase their common stock. Please see details of these Employment Agreements in Note 11 - Royalties, License and Employment Agreements.

For his Board fees, Dr. William A. Carter, Hemispherx’ Chief Executive Officer, received approximately $182,000, $180,000 and $176,000 for 2014, 2013 and 2012, respectively, classified as general and administrative expense. Dr. Carter also received consulting fees of approximately$415,000, $327,000 and $400,000 for 2014, 2013 and 2012, respectively, classified as research and development expense. For the years ended 2014, 2013 and 2012, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $641,000, $12,000, and $1,159,000 to Dr. Carter. Dr. Carter's compensation related to this program was classified entirely as research and development.

In June 2012, William Kramer was hired as a Clinical Research Associate. Mr. Kramer is the Son-In-Law of Dr. William A. Carter, and was paid approximately $68,000, $70,000 and 38,000 in 2014, 2013 and 2012, respectively. Additionally on an as-needed basis, the Company utilized the services of Kramer Environmental Management, Inc. to develop standard operating procedures, compliance assessments, testing and obtain permits related to environmental issues.

Katalin Kovari, M.D. was paid approximately $27,000, $26,000 and $25,000 in 2014, 2013 and 2012, respectively for her part-time services to the Company as Assistant Medical Director. Dr. Kovari is the spouse of William A. Carter, CEO.

Since October 2011, Peter Kovari was utilized as a part-time independent contractor for Hemispherx Biopharma Europe to undertake projects as a Clinical Programmer. Mr. Kovari is the nephew of Dr. Katalin Kovari and was paid approximately $18,000, $22,000 and 12,000 in 2014, 2013 and 2012, respectively.

Thomas Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008 and joined the Company as General Counsel effective June 1, 2010. Mr. Equels had provided external legal services for several years through May 31, 2010 and Equels Law Firm continues to support the Company. In 2014, 2013 and 2012, the Company paid Equels Law Firm approximately $303,000, $181,000 and $147,000, respectively, for services rendered. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert, it was deemed that the hourly rates charged by Equels Law to the Company were reasonable when compared to the fee structure of a possible arms-length transaction from comparable firms in practice in the same market and of the similar size. The hourly rate fees from Equels Law Firm remained the same for 2012, 2013 and 2014. For his Board fees, Mr. Equels received approximately $182,000, $180,000 and $176,000 for 2014, 2013 and 2012, respectively. For approximately one year beginning December 2012, with the approval of the Audit Committee, the Company began renting an office at Equels Law Firm for $3,000 per month for dedication to and utilization by Hemispherx personnel, other than Mr. Equels. For 2014, 2013 and 2012, the Company paid Equels Law Firm $0, $36,000 and $3,000, respectfully, for office rent based on a proration of the Firm’s current leasing fee less the cost for common area.

For the years ended 2014, 2013 and 2012, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $641,000, $12,000, and$1,159,000 to Mr. Equels. Mr. Equels' compensation related to this program was classified entirely as general and administrative expense.

(16)    Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There were no credit based sales for 2014, 2013 or 2012.

(17)Fair Value
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

The Company recomputes the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. The Warrants expired during 2014.

The Company utilized the following assumptions to estimate the fair value of the May 10, 2009, May 18, 2009 and May 21, 2009 warrants:

December 31,
	2014	2013	2012
Underlying price per share	-	$0.19-$0.27	$0.25-$0.80
Exercise price per share	-	$1.31-$1.65	$1.31-$1.65
Risk-free interest rate	-	0.06%-0.23%	0.19%-0.44%
Expected holding period	-	0.38-1.64 years	1.38-2.63 years
Expected volatility	-	69.74%-113.56%	69.21%-110.27%
Expected dividend yield	-	None	None

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants were approximately $0, $14,000 and $295,000 at December 31, 2014, 2013 and 2012, respectively. These warrants expired in May and November of 2014.

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

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2014, 2013 and 2012, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$13,952	$13,952	$—	$—
Liabilities:
Total	$13,952	$13,952	$—	$—

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Marketable Securities	$17,391	$17,391	$—	$—
Liabilities
Warrants	(14)	—	—	(14)
Total	$17,377	$17,391	$—	$(14)

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	2014	2013	2012
Balance at January 1	$14	$295	$380
Fair value adjustments	(14)	(281)	(85)
Balance at December 31	$—	$14	$295

(18)    Subsequent Events
The Company evaluated subsequent events through the date on which these financial statements were issued, and other than the sale of New Jersey state net operating losses for approximately $1,374,000 as disclosed in Note 13 Income Taxes (FASB ASC 740 Income Taxes) And Subsequent Event and the Company's transactions related to the ATM noted below, determined that no subsequent event constituted a matter that required disclosure or adjustment to the financial statements for the year ended December 31, 2014.
For the period January 1, 2015 through March 1, 2015, the Company has sold approximately 14,472,118 shares pursuant to the ATM that has resulted in net cash proceeds of approximately $3,545,000 after commissions paid to Maxim for approximately $110,000. On March 6, 2015, we filed an updated Prospectus Supplement with the Securities and Exchange Commission to increase the number of shares available under the EDA to an aggregate of 117,600,000 shares. On January 5, 2015, compensation was paid to Dr. William A. Carter, CEO, and Thomas Equels, CFO and General Counsel, related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of their respective Employment Agreements, for approximately $616,000, respectively.

(19)Valuation and Qualifying Accounts Schedule (unaudited)

Hemispherx Biopharma, Inc.
Valuation and Qualifying Accounts Schedule
(dollars in thousands)

Description	Balance at beginning of period	Charge to expense	Write- offs	Balance at end of period
Year Ended December 31, 2012 Reserve for inventory	$192	$1,023	$—	$1,215
Year Ended December 31, 2013 Reserve for inventory	$1,215	$453	$(1,673)	$—
Year Ended December 31, 2014 Reserve for inventory	$—	$—	$—	$—