Form 10-K/A
period 2014-12-31
HEMISPHERX BIOPHARMA INC
filed 2015-03-20
CIK 946644

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Hemispherx Biopharma, Inc. is filing this Amendment No. 1 on Form 10-K/A (Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission (SEC) on March 19, 2015 (the Original Filing) solely to correct an administrative error in the content of Exhibit 23.1, Consent of McGladrey LLP Independent Registered Public Accounting Firm (Consent). The error relates to the erroneous inclusion within the consent of a financial statement schedule and report on internal control over financial reporting both of which were not required. A new consent with the correct inclusions is filed as an exhibit attached hereto.
Pursuant to Rule 12b-15 under the SEC Act of 1934, as amended, this Form10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Exhibit No.	Description

23.1	McGladrey LLP consent. *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *

Except as described above, no other changes have been made to the Original Filing and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the Original Filing.
This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By:	/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer

March 20, 2015

/s/ William A. Carter	Chairman of the Board,	March 20, 2015
William A. Carter, M.D.	Director, Chief Executive
Officer, President and Chief
Scientific Officer

/s/ Thomas K. Equels	Executive Vice Chairman of	March 20, 2015
Thomas K. Equels	the Board, Director,
Secretary and General
Counsel

/s/ Peter W. Rodino	Director	March 20, 2015
Peter W. Rodino

/s/ William Mitchell	Director	March 20, 2015
William Mitchell, M.D., Ph.D.

/s/ Iraj E. Kiani	Director	March 20, 2015
Iraj E. Kiani, N.D., Ph.D.

/s/ Thomas K. Equels	Chief Financial Officer	March 20, 2015
Thomas K. Equels