Form 10-Q
period 2015-03-31
HEMISPHERX BIOPHARMA INC
filed 2015-05-12
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

232,558,832 shares of common stock were outstanding as of May 1, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,942	$2,156
Marketable securities	14,063	13,952
Inventory-work in process	480	—
Prepaid expenses and other current assets	432	399
Total current assets	17,917	16,507

Property and equipment, net	11,805	4,601
Patent and trademark rights, net	935	861
Construction in progress	—	7,337
Other assets	134	134
Total assets	$30,791	$29,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,317	$2,081
Accrued expenses	1,489	2,333
Current portion of capital lease	15	22
Total current liabilities	3,821	4,436

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 225,737,722 and 204,004,818, respectively	226	204
Additional paid-in capital	308,007	302,729
Accumulated other comprehensive loss	(49)	(160)
Accumulated deficit	(281,214)	(277,769)

Total stockholders’ equity	26,970	25,004
Total liabilities and stockholders’ equity	$30,791	$29,440

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Clinical treatment programs	$36	$76

Total revenues	36	76

Costs and expenses:
Production costs	372	323
Research and development	2,674	2,326
General and administrative	1,913	2,539

Total costs and expenses	4,959	5,188

Operating loss	(4,923)	(5,112)

Interest expense	(2)	(3)
Interest and other income	106	153
Gain from sale of income tax net operating losses	1,374	1,126

Net loss	(3,445)	(3,836)

Other comprehensive income:
Unrealized gain on marketable securities	111	21
Net comprehensive loss	$(3,334)	$(3,815)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	213,634,004	176,730,956

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2015
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2014	204,004,818	$204	$302,729	$(160)	$(277,769)	$25,004
Equity-based compensation	—	—	58	—	—	58
Shares sold at the market	21,732,904	22	5,220	—	—	5,242
Net comprehensive loss	—	—	—	111	(3,445)	(3,334)

Balance at March 31, 2015	225,737,722	$226	$308,007	$(49)	$(281,214)	$26,970

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(in thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(3,445)	$(3,836)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	180	167
Amortization and abandonment of patent and trademark rights	71	165
Equity-based compensation	58	88

Change in assets and liabilities:
Inventories	(480)	—
Prepaid expenses and other current assets	(33)	25
Accounts payable	236	(16)
Accrued expenses	(844)	512
Net cash used in operating activities	(4,257)	(2,895)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(47)	(65)
Additions to patent and trademark rights	(145)	(75)
Sales and maturities of short-term and long-term marketable securities	—	(37)
Net cash used in investing activities	(192)	(177)

Cash flows from financing activities:
Payments on capital leases	(7)	(11)
Proceeds from sale of stock, net of issuance costs	5,242	6,385
Net cash provided by financing activities	5,235	6,374

Net increase in cash and cash equivalents	786	3,302

Cash and cash equivalents at beginning of period	2,156	803

Cash and cash equivalents at end of period	$2,942	$4,105

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable	$—	$38
Unrealized gain on marketable securities	$111	$21
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$2	$3

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis Of Presentation

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries (collectively, “Hemispherx”, “Company”, “we or “us”). The Company has three domestic subsidiaries: BioPro Corp., BioAegean Corp. and Core Biotech Corp., all of which are incorporated in Delaware and are dormant. The Company also has a foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., which was established in Belgium in 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 17,320,280 and 26,968,158 shares for the three months ended March 31, 2015 and 2014, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options or equity warrants granted in the three months ended March 31, 2015 and 2014.

Stock option for employees' activity during the three months ended March 31, 2015 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	11,287,888	$1.64	4.61	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Outstanding March 31, 2015	11,287,888	$1.64	4.36	$—
Vested and expected to vest March 31, 2015	11,287,888	$1.64	4.36	$—
Exercisable March 31, 2015	10,893,365	$1.63	4.06	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	710,594	$1.38	8.76	$—
Granted	—	—	—	—
Vested	(316,071)	0.97		—
Forfeited	—	—	—	—
Outstanding March 31, 2015	394,523	$1.71	7.87	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	3,800,000	$1.36	4.75	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding March 31, 2015	3,800,000	$1.36	4.50	$—
Vested and expected to vest March 31, 2015	3,800,000	$1.36	4.50	$—
Exercisable March 31, 2015	3,779,167	$1.35	4.15	$—

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	33,333	$2.60	9.08	$—
Options granted	—	—	—	—
Options vested	(12,500)	2.60		—
Options forfeited	—	—	—	—
Outstanding March 31, 2015	20,833	$2.60	8.83	$—

The impact on the Company’s results of operations of recording equity-based compensation for the three months ended March 31, 2015 and 2014 was to increase general and administrative expenses by approximately $58,000 and $88,000, respectively, which had no impact on earnings per share.

As of March 31, 2015 and 2014, respectively, there was $200,000 and $261,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	March 31,	December 31,
	2015	2014
Inventory work-in-process, January 1	$—	$—
Production(1)	480	—
Spoilage	—	—
Inventory work-in-process, end of period	$480	$—
(1) Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data.

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the three months ended March 31, 2015 and 2014, it was determined that none of the marketable securities had other-than-temporary impairments. At March 31, 2015 and December 31, 2014, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see "Note 12: Fair Value").

Securities classified as available for sale consisted of:

March 31, 2015
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,112	$5	$(54)	$14,063	$14,063	$—

Totals	$14,112	$5	$(54)	$14,063	$14,063	$—

December 31, 2014
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,112	$—	$(160)	$13,952	$13,952	$—

Totals	$14,112	$—	$(160)	$13,952	$13,952	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

March 31, 2015
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$—	$—	$8,024	$(54)	$8,024	$(54)

Totals	2	$—	$—	$8,024	$(54)	$8,024	$(54)

December 31, 2014
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)

Totals	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2015	December 31, 2014
Compensation	$909	$1,806
Professional fees	305	404
Other expenses	275	—
Accrued Alferon production costs	—	123
	$1,489	$2,333

Note 7: Property and Equipment

	(in thousands)
	March 31, 2015	December 31, 2014
Land, buildings and improvements	$11,566	$4,209
Furniture, fixtures, and equipment	5,334	5,307
Leasehold improvements	85	85

Total property and equipment	16,985	9,601
Less: accumulated depreciation and amortization	(5,180)	(5,000)

Property and equipment, net	$11,805	$4,601

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from five to thirty-nine years.

As of February 28, 2015, the Company had completed and put into service the construction and installation of property and equipment within its New Brunswick, NJ facility. All amounts within construction in progress were reclassed to property and equipment during the current period. As of December 31, 2014, construction in progress was $7,337,000.

Note 8: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the three months ended March 31, 2015, there were no options granted by the Company.

On July 23, 2012, the Company entered into a Equity Distribution Agreement (the “EDA”) with Maxim Group LLC ("Maxim") pursuant to which the Company may sell up to $75,000,000 worth of its shares of Common Stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of shares sold under the EDA. Sales of the shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. The shares are being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, the Company filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the EDA. On October 5, 2012, the Company filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the EDA. On December 23, 2013, the Company filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the EDA. On March 6, 2015, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 117,600,000 shares.

For the three months ended March 31, 2015, the Company had sold 21,732,904 shares of the EDA that resulted in net cash proceeds of approximately $5,242,000 after direct expenses along with commissions paid to Maxim for approximately $162,000.

The Company plan to allocate the net proceeds from the offering towards research and development, operations and general and administrative purposes related to the commercialization of Ampligen® and Alferon® related products, including, but not limited to, the following: (1) Costs to finalize the upgrade of the Alferon N Injection® manufacturing facility and to prepare for the FDA pre-approval inspections of the Ampligen® facility, (2) Manufacture of commercial product, (3) Potential new preclinical and/or clinical studies in order to gain commercial approval for Ampligen® and broader approvals for Alferon® and Alferon LDO®, (4) Working capital to build and maintain sufficient inventory by procuring raw materials, supplies and other items for the New Brunswick manufacturing facility, as well as to remunerate outside contractors for necessary services, such as, final filling and finishing operations in order to meet any anticipated demand from normal operations as well as through the possible pursuit of other disease areas and/or geographic regions that may present themselves, (5) Pursuit of potential partnering opportunities for Ampligen®, (6) Potential establishment of sales and marketing capabilities, as well as consideration towards the expansion of our manufacturing capacity, and (7) working capital for general and administrative expenses.

Note 9: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In 2015,  the FASB issued Accounting Standards Updates (“ASU”) 2015-01 through 2015-05. These updates did not have a significant impact on the financial statements.

Note 11: Funds Received From Sale Of Income Tax Net Operating Losses

As of December 31, 2014, the Company had approximately $151,000,000 of federal net operating loss carryforwards (expiring in the years 2018 through 2034) available to off-set future federal taxable income. The Company also had approximately $36,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2034) and approximately $28,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2033 through 2034) available to off-set future state taxable income.

In January 2015, the Company effectively sold $14,291,000 of its approximately $28,000,000 of New Jersey state net operating loss carryforwards (for the year 2013) for approximately $1,374,000. The utilization of certain state net operating loss carry-forwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that the accounting for interest or penalties related to the payment of tax is not necessary at this time.

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

The Company also had certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction which are measured at fair vlaue. The fair value recalculation of the Liability resulting from the issuance of the Warrants ("Call") and existence of the Fundamental Transaction ("Put") related to the May 2009 issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the Fair Value of the Warrants. As an additional factor to determine the Fair Value of the Put's Liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation. The Company recomputed the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. The redeemable warrants expired in May and November 2014. The balance of the redeemable warrants was $0 as of March 31, 2015 and December 31, 2014.

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

As of March 31, 2014, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2015:

	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities-unrestricted	$14,063	$14,063	$—	$—

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2015	2014
Balance at January 1	$—	$14
Fair value adjustment at March 31	—	—
Balance at March 31	$—	$14

Note 13: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event constituted a matter that required adjustment to the financial statements for the three months ended March 31, 2015.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report, including statements under “Item 1. Legal Proceedings” and “Item 1A. Risk Factors” in Part II, contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks, uncertainties and other important factors. We discuss many of these risks, uncertainties and other important factors in greater detail under “Item 1A. Risk Factors” in Part II in this Report. Because the risk factors referred to above and in our Annual Report on Form 10-K for our most recent fiscal year filed with the Securities and Exchange Commission could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements and construction of our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the FDA declining to approve our Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment ("CFS") stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our NDA for Ampligen® to treat CFS, we note that there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale. We recently completed our $8 million facility enhancement project which should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We anticipate that it will take approximately until at least the 2nd half of 2015 before we will have Alferon® approved for commercial sales; however, we are in preparation to manufacture Alferon that could possibly be available for emergency use as soon as the first half of 2015. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.
Our overall objectives include plans to continue seeking approval for commercialization of Ampligen® in the United States and abroad as well as to widen existing commercial therapeutic indications of Alferon N Injection® presently approved in the United States and Argentina. In addition, we have formed collaborations with multiple research laboratories around the world to examine Ampligen®, an experimental therapeutic, and Alferon N, an FDA-approved commercial product (for refractory venereal warts (HPV)) as potential preventatives for, and treatments of, Ebola Virus Disease (EVD). Our ability to commercialize our products, widen commercial therapeutic indications of Alferon N Injection® and/or capitalize on our collaborations with research laboratories to examine our products as potential preventatives for, and treatments of, EVD are subject to a number of significant risks and uncertainties including, but not limited to our ability to enter into more definitive agreements with some of the research laboratories and others that we are collaborating with, to fund and conduct additional testing and studies, whether or not such testing is successful or requires additional testing and meets the requirements of the FDA and comparable foreign regulatory agencies. We do not know when, if ever, our products will be generally available for commercial sale for any indication.
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

Overview

General

Hemispherx Biopharma, Inc. and its subsidiaries (collectively, “Hemispherx”, “Company”, “we" or “us”) are a specialty pharmaceutical company headquartered in Philadelphia, Pennsylvania and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based disorders. We were founded in the early 1970s doing contract research for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases. We have three domestic subsidiaries BioPro Corp., BioAegean Corp., and Core BioTech Corp., all of which are incorporated in Delaware and are dormant. Our foreign subsidiary is Hemispherx Biopharma Europe N.V./S.A. which was established in Belgium in 1998. All significant intercompany balances and transactions have been eliminated in consolidation.
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
In September 2014, we initiated a series of collaborations designed to determine the potential effectiveness of Alferon® N and Ampligen® as potential preventative and/or therapeutic treatments for Ebola related disorders. Our two platform drugs Alferon® N and Ampligen®, have certain unique structural attributes and developmental histories which suggest potential incremental value with respect to inclusion in various Ebola therapeutic cocktails under development. Ampligen®, an experimental therapeutic, is a new class of specifically-configured ribonucleic acid (RNA) compounds targeted as a potential treatment of diseases with immunologic defects and/or viral causation. Ebola virus specifically inhibits the dsRNA within cells via a sequestration process. Such RNA would otherwise cause a robust antiviral response to be mounted. Ampligen may be able to overcome this deficiency in host response. Positive results against Ebola in vitro have been reported to the Company by the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) and other research/academic institutions. Clinical trial data will be necessary to establish human efficacy of Ampligen® for Ebola viruses. Please see the discussion in "Ebola" below for more detail.
We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen®, and recently completed our $8 million facility enhancement project which should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. Please see ”Manufacturing” section below for more information on the recommencement of commercial sales of Alferon®.
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
Ampligen®

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of CFS. As noted above and discussed below, the FDA in its CRL declined to approve our NDA for the treatment of CFS with Ampligen®. Over its developmental history, Ampligen® has received various designations, including Orphan Drug Product Designation (FDA), Treatment IND (e.g., treatment investigational new drugs, or “Emergency” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Ampligen® represents the first drug in the class of large (macromolecular) RNA (nucleic acid) molecules to apply for NDA review. Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen® may have broad-spectrum anti-viral and anti-cancer properties.
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
In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV and Salt Lake City, UT, provide safety information regarding the use of Ampligen® in patients with CFS. As of March 31, 2015, there were 105 patients participating in this open label treatment protocol with 26 taking treatment, 4 on drug holiday and 75 untreated. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies.
On February 1, 2013, we received a CRL from the FDA declining to approve our New Drug Application (“NDA”) for Ampligen® for CFS. In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. The additional clinical study should address, among other things, Ampligen®'s efficacy in treating CFS patients, be of sufficient size and duration to assess the safety of Ampligen® and be sufficient to determine appropriate dosing. The FDA set forth the reasons for this action and provided recommendations to address certain of the outstanding issues. The FDA stated that the submitted data does not provide substantial evidence of efficacy of Ampligen® for the treatment of CFS and that the data does not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data. In addition to the safety and effectiveness issues recommended to be addressed in at least one additional clinical trial, the CRL states that Hemispherx should conduct complete rodent carcinogenicity studies in two species prior to approval and also conduct additional animal toxicology studies providing more comprehensive evaluation of Ampligen® fragments and degradation products. The CRL also requests evaluation of variation between lots of Ampligen® tested in the development process and recommends tighter control of the Ampligen® manufacturing process.
In response to the CRL, we continue to plan to avail ourselves of the opportunity for an “end-of-review” meeting with representatives of the Office of Drug Evaluation II which issued the CRL, in order to clarify and seek to narrow the outstanding issues regarding the further development of Ampligen® for the treatment of CFS.
FDA regulations provide a formal dispute resolution process to obtain review of any FDA decision, including a decision not to approve an NDA, by raising the matter with the supervisor of the FDA office that made the decision. The formal dispute resolution process exists to encourage open, prompt discussion of scientific (including medical) disputes and procedural (including administrative) disputes that arise during the drug development, new drug review, and post-marketing oversight processes of the FDA. Depending on the outcome of a number of initiatives in the CFS community, including the FDA’s Patient Focused Drug Development Initiatives, forthcoming drug guidance and other scientific initiatives by the Institute of Medicine, Center for Disease Control and National Institute of Health, we will continue to examine the opportunity for an “end-of-review” meeting. Depending on the results of these initiatives, we may request an "end-of-review" conference with the FDA as a precursor to a possible submission of a formal appeal to the Office of New Drugs within the FDA's Center for Drug Evaluation and Research regarding the FDA's decision. Please see “Risks Associated With Our Business” in Part II. Item 1A. Risk Factors below.
Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. Industry norms suggest that it will require three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the design, the final design of an acceptable Phase III clinical study, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations. We anticipate that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. Please see "Part II; Item 1A, Risk Factors: "We may require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding".
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
Alferon® LDO (Low Dose Oral)

Alferon® LDO [Low Dose Oral Interferon Alfa-n3 (Human Leukocyte Derived)] is an experimental low-dose, oral liquid formulation of Natural Alpha Interferon and like Alferon N Injection®, should not cause antibody formation, which is a problem with recombinant interferon. It is an experimental immunotherapeutic believed to work by stimulating an immune cascade response in the cells of the mouth and throat, enabling it to bolster systemic immune response through the entire body by absorption through the oral mucosa. Oral interferon could be economically feasible for patients and logistically manageable globally for development programs for prevention and, or treatment of pandemic influenza, seasonal influenza and other emerging viruses. Oral administration of Alferon® LDO, with its anticipated affordability, low toxicity, no production of antibodies, and broad range of potential bioactivity, could be a breakthrough treatment or preventative for viral diseases.
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

Other Diseases
In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. Enrollment in this study was expanded in December 2013 based on an analysis of safety results to date conducted by both the FDA and a Data Monitoring Committee, the latter group comprised of a team of independent clinical, basic research, and statistical professionals. Enrollment of additional subjects into Stage 2 began in March 2014 and 25 subjects have been enrolled; 12 in Stage 1 and 13 subjects in Stage 2. As of March 31, 2015, 12 subjects in Stage 2 are still enrolled.
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
In June 2014, we concluded strategic discussions with Bioclones in Johannesburg with three principle goals; 1) initiating studies utilizing Ampligen® as a potential adjuvant enhancement of Bioclones' therapeutic cancer vaccine, currently in trials in Cape Town, including pre-clinical studies followed, potentially, by a Phase 1 clinical trial; 2) seeking South African Medicine's Control Council approval to conduct trials using Alferon® and/or Ampligen® to eradicate latent HIV in patients highly responsive to anti-retroviral therapy; and 3) initiating a joint effort to obtain commercial registration of both Ampligen® and Alferon® in the South African markets. This strategic alliance is subject to our entering into a formal agreement on any or all of the above points of understanding. Our current efforts have been mainly directed towards the Ebola virus disease as well as the recent developments on our CFS initiatives which have required our personnel to devote more of our time and resources towards these initiatives. We have informed Bioclones of our intention to put on hold any formal agreement until such time Bioclones would be able to obtain funding to initiate these HIV initiatives. We have also informed Bioclones that we would provide Ampligen® on an as needed basis for their clinical programs as long as adequate supply exists.
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
* February 2015 - We announced results of a new efficacy study of Ampligen® in a mouse model of EBOV infection performed by scientists at the USAMRIID. Ampligen® was utilized with a mouse adapted Ebola virus using multiple groups of mice with varying dosages of Ampligen® given every other day. The most effective dose, resulting in 100% percent survival at Day 21, corresponded to a human dose of approximately 400 mg, which has been used clinically approximately 50,000 times and has been generally well-tolerated when administered twice weekly. When higher doses of Ampligen® were used in the Ebola-infected mice, the survival rate dropped to 90%. The Ebola-infected mice treated with placebo had a 100% death rate by Day 7 post-infection. The EBOV data obtained from the in vitro and mouse infection studies using Ampligen® suggest a potential prophylactic and/or early onset therapeutic role in EVD. Previously published experimental results of animal studies using models of other lethal viral infections indicate possible similar applications to other lethal viral diseases. However, in vitro and animal testing is no assurance of human safety or efficacy for viral diseases. Clinical studies would be necessary to establish human efficacy and safety of Ampligen® for any treatment and/or prevention indication.

Positive results from a non-human primate ("NHP") study in all probability may be required before initiation of human clinical testing of Ampligen® in patients with Ebola Virus Disease ("EVD"). Clinical studies would also be necessary to establish human safety and efficacy of Ampligen® for either treatment and/or prevention of EVD. Clinical safety and tolerability data obtained for one indication, for example, CFS, may be different for another disorder like EVD. Currently, because of increased demand and the limited number of facilities that can conduct EBOV studies in NHP, the scheduling of a NHP study may be delayed; however, the Company is actively seeking such a study.
Our European subsidiary, Hemispherx Biopharma Europe N.V./S.A., has been formally notified of a positive opinion regarding its Orphan Medicinal Product Application for Ampligen®, an experimental therapeutic, to treat EVD. The EU final decision designates Ampligen as an Orphan Medical Product for treatment of EVD.
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
Biosecurity / Biodefense
Our efforts in the biosecurity/biodefense have been redirected towards the Ebola virus disease. We have entered into material transfer and research agreements with multiple research laboratories around the world to examine whether Ampligen® and/or Alferon® exhibit antiviral activity against the Ebola virus (See "Ebola" section above).
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
We recently completed our $8 million facility enhancement project which should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. We anticipate that it will take approximately until at least the 2nd half of 2015 before we will have Alferon® approved for commercial sales; however, we are in preparation to manufacture Alferon that could possibly be available for emergency use as soon as the first half of 2015. To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon N Injection®. In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. The Company has paid approximately $210,000 to Althea with regard to this open purchase commitment as of March 31, 2015.
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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the three months ended March 31 2015, the Company contributions towards the 401(k) Plan were approximately $43,000.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 versus three months ended March 31, 2014

Net Loss

Our net loss was approximately $3,445,000 and $3,836,000 for the three months ended March 31, 2015 and 2014, respectively, representing a decrease in loss of approximately $391,000 or 10% when compared to the same period in 2014. This decrease in loss for these three months was primarily due to the following:

1)	a decrease in general and administrative expense of $626,000 or 25%;

2)	an increase in the gain from sale of income tax net operating losses of $248,000 or 22%; offset by

3)	an increase in research and development expense of $348,000 or 15%;

4)	an increase in production costs of approximately $49,000 or 15%; and

5)	an decrease in interest and other income of approximately $47,000 or 31%.

Net loss per share was $(0.02) and $(0.02) for the three months ended March 31, 2015 and 2014, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2015 was 213,634,004 as compared to 176,730,956 as of March 31, 2014.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $36,000 and $76,000 for the three months ended March 31, 2015 and 2014, respectively. Although there was a slight increase of 14% in patients utilizing Ampligen®, there was a decrease in revenue of $40,000 or 53% primarily due to a lower dosage being prescribed to patients utilizing Ampligen® during the current quarter. For the three months ended March 31, 2015 and 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $372,000 and $323,000, respectively, for the three months ended March 31, 2015 and 2014. This increase of approximately $49,000 or 15% was primarily due to an increase in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2015 were approximately $2,674,000 as compared to $2,326,000 for the same period a year ago, reflecting an increase of approximately $348,000 or 15%. The primary reason for the increase in research and development costs was due to an increase in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection® of $420,000 as well as an increase in polymer production costs of $195,000 associated with Ampligen®. This was offset by a decrease in clinical trial costs of $122,000 associated with the conclusion of our University of Washington study utilizing Ampligen® as an adjuvant in optimally treated breast cancer patients and a decrease in charges of $98,000 associated with the abandonment of patents.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2015 and 2014, were approximately $1,913,000 and $2,539,000, respectively, reflecting a decrease of approximately $626,000 or 25%. The decrease in G&A expenses in 2015 was mainly due to lower legal fees associated with various legal proceedings as compared to the prior period (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Interest and Other Income

Interest and other income for the three months ended March 31, 2015 and 2014 were approximately $106,000 and $153,000, respectively, representing a decrease of approximately $47,000 or 31%. The primary cause for the decrease in investment income during the current quarter was primarily due to lower fund performance as compared to the prior period.

Sale of New Jersey Tax Net Operating Loss

In January 2015, the Company effectively sold $14,291,000 of its approximately $28,000,000 of New Jersey state net operating loss carryforwards (for the year 2013) for approximately $1,374,000. In February 2014, we effectively sold $13,900,000 of our approximately $25,000,000 of New Jersey state net operating loss carryforwards (for the year 2012) for approximately $1,126,000, representing an increase in cash gain of $248,000 or 22% (see “Note 11: Funds Received From Sale of Income Tax Net Operating Losses”) for the three months ended March 31, 2015 as compared to the same period in 2014.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2015 was approximately $4,257,000 compared to approximately $2,895,000 for the same period in 2014, a increase of $1,362,000 or 47%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the three months ended March 31, 2015 increased by approximately $1,610,000 or 40% over the comparable period in 2014. The primary reason for this increase in 2015 was due to the January 2015 payout of a 2014 executive incentive bonuses for approximately $1,232,000 reflected in accrued expenses and an increase in inventory of $480,000. This was partially offset by an increase in accounts payable due to the timing of payments during the three months ended March 31, 2015.

As of March 31, 2015, we had approximately $17,005,000 in cash, cash equivalents and marketable securities inclusive of approximately $14,063,000 in Marketable Securities, representing an increase of approximately $897,000 from December 31, 2014. The primary reason for the increase in cash, cash equivalents and marketable securities was due to cash being used in operating activities of $4,257,000 for the three months ended March 31, 2015 being offset by net proceeds of $5,242,000 from the sale of 21,732,904 shares sold pursuant to the ATM during the three months ended March 31, 2015 (see below and "Note 8: Stockholders' Equity”). If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

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

On July 23, 2012, we entered into a EDA with Maxim (the "EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. The Shares are being sold pursuant to our Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. On September 14, 2012, we filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New EDA. On October 5, 2012, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares. On December 23, 2013, we filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the EDA. On March 6, 2015, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 117,600,000 shares.
For the three months ended March 31, 2015, we sold an aggregate of 21,732,904 shares that resulted in net cash proceeds of approximately $5,242,000 after commissions paid to Maxim for approximately $162,000 (see “Note 8: Stockholders' Equity”). The impact of the fund raising effort through the EDA is reflected in the "Consolidated Statements of Cash Flows" comparing the various financing activities for the three months ended March 31, 2015 and 2014, respectively.
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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $17,005,000 in cash, cash equivalents and marketable securities at March 31, 2015 as compared to $16,108,000 at December 31, 2014.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2015, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2015, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1:   Legal Proceedings

Except as set forth below, there have been no material developments in litigation from that disclosed in our Annual Report Form 10-K for the fiscal year ended December 31, 2014, Note 14 - Contingencies:

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

(e)
Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Richard C. Piani, William M. Mitchell, Iraj E. Kiani and Robert E Peterson, Chancery Court of the State of Delaware June 18, 2013, Case No. 8657.

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

(a) On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendents' motion to dismiss the Amended Complaint, and on February 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for completion of all fact discovery. On February 25, 2014, defendents filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. After conducting significant fact discovery, the parties reached an agreement in principle to settle all claims on December 31, 2014. However, the settlement is subject to the Court's issuance of an order finally approving the terms of the parties' settlement agreement in all material respects. On March 11, 2015, the parties filed a joint motion with the Court seeking an order, inter alia, granting preliminary approval of their settlement agreement, preliminarily certifying a class for settlement purposes, and setting a date for a final settlement hearing. On April 8, 2015, the Court granted the parties’ joint motion, and entered an Order preliminarily approving the parties’ settlement, preliminarily certifying a class for settlement purposes, directing issuance of notice, and scheduling the final approval hearing for July 22, 2015.
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
(e) On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January

20, 2014, the SLC moved to dismiss the Complaint. During the time since the SLC filed its motion to dismiss, plaintiffs have served document requests on the SLC, noticed the depositions of the two SLC members (on dates to be mutually agreed-upon following document production), served a subpoena on the SLC’s counsel McCarter & English LLP, and served a subpoena on Sage Group, an outside advisor to Hemispherx. The SLC responded to plaintiffs’ document requests on March 6, 2014, and produced responsive documents the same day. McCarter & English responded to plaintiff's subpoena, produced responsive documents on March 20, 2014, and produced additional responsive documents on April 7, 2014 and June 23, 2014. On June 25, 2014, plaintiffs' served document requests on the Company, to which the Company responded on July 25, 2014. The deposition of Sage Group occurred on March 12, 2015. The depositions of the two members of the SLC occurred on April 16 and 17, 2015 and the deposition of McCarter & English previously scheduled for April 30, 2015 has been postponed.
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
(f) On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his resignation from employment as Chief Financial Officer of the Company. The claims against the Company as set forth in the Second Amended Complaint include breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement. The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement. In addition to compensatory damages of $275,824.09 on all counts, Bernhardt’s claim also includes a demand for attorneys’ fees and liquidated damages under the WPCL. The Company and individual defendants have filed an Answer, New Matter and Counterclaims. On February 11, 2015 the Company and individual defendants filed First Amended Answer, New Matter and Counterclaims which assert claims for Injurious Falsehood/Corporate Disparagement, Defamation, Replevin, Conversion, Common Law Trademark Infringement, Demand for Permanent Injunction Based on Conversion, and Demand for Permanent Injunction based on Common Law Trademark Infringement. On March 17, 2015, Bernhardt responded to the Company’s claim. The matter is currently proceeding in discovery for a trial date in December 2015.
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
(h) Cato Capital, LLC ("Cato") brought suit against the Company on July 31, 2009, in the United States District Court for the District of Delaware (the "Court"), alleging that under a November 2008 agreement between Cato and Hemispherx, Hemispherx owes Cato a placement fee arising from subsequent Hemispherx financing and investment transactions. Hemispherx disputed these allegations, asserting that Cato failed to comply with the provisions of its own contract. The Amended Complaint sought damages in the amount of $9,830,000.00 plus attorneys' fees and punitive damages. Pursuant to an indemnification responsibility, Hemispherx has also retained this firm to undertake the defense of the Sage Group.
The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On September 29, 2014, the Court found in favor of Hemispherx and Sage on all counts, and dismissed Cato’s claims in their entirety. On January 13, 2015, the Court granted the Company’s motion for attorney’s fees and costs and awarded the Company $770,852.76.
On October 24, 2014, Cato filed a notice of appeal of the Court’s September 29, 2014 decision in the United States Court of Appeals for the Third Circuit (the “Third Circuit”). On March 3, 2015, Cato filed its Brief in the Third Circuit. The Company’s Brief in Response was filed on April 6, 2015, with a Reply Brief by Cato filed on April 19, 2015. The case is now fully submitted to the Court of Appeals.  The Court may choose to schedule oral argument but has not done so as of this date.  The Court may decide the case at any time.

(i) Summation.
In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified in Contingency (a), (b), (c), (d), (e), (f) and (h). There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the three months ended March 31, 2015 and the year ended December 31, 2014. Also, with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

ITEM 1A: Risk Factors

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are:

Risks Associated With Our Business

No assurance of successful product development.

Ampligen® and related products. The development of Ampligen® and our other related products is subject to a number of significant risks. Ampligen® may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary right of third parties. Our investigational products are in various stages of clinical and pre-clinical development and require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, if ever, Ampligen® or our other products will be generally available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale (Please see the next Risk Factor and Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Ampligen®” above for more information).
Alferon N Injection®. Although Alferon N Injection® is approved for marketing in the United States for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments (Please see the next Risk Factor and Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; “Alferon N Injection®” above for more information).

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
Even if we believe that data collected from our preclinical studies and clinical trials of our product candidate are promising, this data has not been, and may not be in the future, sufficient to support marketing approval by the FDA, and regulatory interpretation of these data and procedures may continue to be unfavorable.
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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of March 31, 2015, our accumulated deficit was approximately $281,214,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2015, we had approximately $17,005,000 in cash, cash equivalents and marketable securities (inclusive of approximately $14,063,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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
In this regard, on July 23, 2012, we entered into a New Equity Distribution Agreement with Maxim (the “EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of Common Stock from time to time through Maxim, as sales agent (See Part I; Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources”). We cannot assure how much funding will be obtained from the EDA or whether it will be sufficient in conjunction with current financial resources to permit us to take all actions needed to obtain FDA approval for Ampligen® and manufacturing, commercialization, marketing and distribution of our products.
Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, 245,684 shares are authorized but unissued and unreserved at March 31, 2015 with an additional 74,924,242 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.
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
If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. For more information on Alferon N Injection® regarding potential commercial sales, please see PART I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations; Manufacturing”.
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
If we are unable to obtain or manufacture the required materials, and/or procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® manufacturing, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Manufacturing” above.

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
If we are unable to procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Alferon N Injection® and/or Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® and the commercial production of Alferon N Injection® and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® and Alferon N Injection® manufacturing, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Manufacturing” above.

There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production.

We recently completed our $8 million facility enhancement project which should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. The production of new Alferon® API inventory commenced in February 2015. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume. For more information, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Manufacturing” above for more information. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.
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
Ampligen® has been produced to date in limited quantities for use in our clinical trials, and we are dependent upon a qualified third party supplier for the manufacturing, filling, finish and packaging process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse effect on us. In furtherance of the capital improvement program at our New Brunswick, NJ facility to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API, the validation phase of the Alferon® manufacturing project is currently underway. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume. For more information, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Manufacturing” above. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all. The failure to obtain FDA approval of any of our manufacturing process would most likely have a materially adverse impact upon us.
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

We may be subject to product liability claims from the use of Ampligen®, Alferon N Injection®, or other of our products which could negatively affect our future operations. We have limited product liability and clinical trial insurance.

We maintain a limited amount of Products Liability and Clinical Trial insurance coverage world-wide for Ampligen® and Alferon® due to the minimal amount of historical loss claims regarding these products in the marketplace. Any claims against our products, Ampligen®, Alferon N Injection® and Alferon® LDO, could have a materially adverse effect on our business and financial condition.

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

A Securities Federal Class Action and Four Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

As described in Part II; Item 1. Legal Proceedings five actions have been filed against Hemispherx and certain of its Officers and Directors: a putative class action alleging violations of the federal securities laws and seeking monetary damages, costs, and attorneys' fees; and four shareholder derivative actions alleging various state law breach of fiduciary duty, waste of corporate assets and unjust enrichment claims along with seeking monetary damages, costs, attorneys' fees, and equitable and injunctive relief. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management.
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

Our common stock is listed for quotation on the NYSE MKT. For the three month period ended March 31, 2015, the trading price of our common stock has ranged from $0.33 to $0.21 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the EDA with Maxim. Through March 31, 2015, we had sold an aggregate of approximately 87,318,475 shares under the EDA.
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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At March 31, 2015, for Dr. Carter, our Chief Executive Officer and President, who already beneficially owns approximately 4.2% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the three months ended March 31, 2015.

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
2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets ; (ii)
Condensed Consolidated Statements of Comprehensive Loss; (iii) Changes in Stockholders' Equity;
(iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

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

Date: May 12, 2015