Form 10-Q
period 2015-06-30
HEMISPHERX BIOPHARMA INC
filed 2015-08-12
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

246,886,840 shares of common stock were outstanding as of August 1, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,842	$2,156
Marketable securities	13,872	13,952
Inventory-work in process	1,009	—
Prepaid expenses and other current assets	338	399
Total current assets	17,061	16,507

Property and equipment, net	11,720	4,601
Patent and trademark rights, net	951	861
Construction in progress	—	7,337
Other assets	134	134
Total assets	$29,866	$29,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,598	$2,081
Accrued expenses	1,497	2,333
Current portion of capital lease	7	22
Total current liabilities	3,102	4,436

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 245,483,480 and 204,004,818, respectively	245	204
Additional paid-in capital	312,764	302,729
Accumulated other comprehensive loss	(186)	(160)
Accumulated deficit	(286,059)	(277,769)

Total stockholders’ equity	26,764	25,004
Total liabilities and stockholders’ equity	$29,866	$29,440

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Clinical treatment programs	$47	$36	$83	$112

Total revenues	47	36	83	112

Costs and expenses:
Production costs	507	294	879	617
Research and development	2,439	2,330	5,113	4,656
General and administrative	2,002	2,497	3,915	5,036

Total costs and expenses	4,948	5,121	9,907	10,309

Operating loss	(4,901)	(5,085)	(9,824)	(10,197)

Interest expense	—	(3)	(2)	(6)
Interest and other income/expense	56	131	162	284
Redeemable warrants valuation adjustment	—	1	—	1
Gain from sale of income tax net operating losses	—	—	1,374	1,126

Net loss	(4,845)	(4,956)	(8,290)	(8,792)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(137)	147	(26)	168
Net comprehensive loss	$(4,982)	$(4,809)	$(8,316)	$(8,624)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Weighted average shares outstanding, basic and diluted	236,149,999	185,749,722	224,954,200	181,265,253

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2015
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2014	204,004,818	$204	$302,729	$(160)	$(277,769)	$25,004
Shares to settle accounts payable	2,558,779	2	670			672
Equity-based compensation	—	—	111	—	—	111
Shares sold at the market	38,919,883	39	9,254	—	—	9,293
Net comprehensive loss	—	—	—	(26)	(8,290)	(8,316)

Balance at June 30, 2015	245,483,480	$245	$312,764	$(186)	$(286,059)	$26,764

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(in thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(8,290)	$(8,792)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	458	332
Amortization and abandonment of patent and trademark rights	79	276
Redeemable warrants valuation adjustment	—	(1)
Equity-based compensation	111	198

Change in assets and liabilities:
Inventories	(1,009)	—
Prepaid expenses and other current assets	61	112
Accounts payable	189	238
Accrued expenses	(836)	1,431
Net cash used in operating activities	(9,237)	(6,206)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(240)	(266)
Additions to patent and trademark rights	(169)	(120)
Deposits on capital leases refunded	—	2
Sales and maturities of short-term and long-term marketable securities	54	(36)
Net cash used in investing activities	(355)	(420)

Cash flows from financing activities:
Payments on capital leases	(15)	(18)
Proceeds from sale of stock, net of issuance costs	9,293	8,458
Net cash provided by financing activities	9,278	8,440

Net (decrease) increase in cash and cash equivalents	(314)	1,814

Cash and cash equivalents at beginning of period	2,156	803

Cash and cash equivalents at end of period	$1,842	$2,617

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable	$672	$38
Unrealized (loss) gain on marketable securities	$(26)	$168
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$(2)	$(9)

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 17,228,280 and 23,730,334 shares for the six months ended June 30, 2015 and 2014, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 800,000 and 855,000 options or equity warrants granted in the six months ended June 30, 2015 and 2014, respectively.

Stock option for employees' activity during the six months ended June 30, 2015 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	11,287,888	$1.64	4.61	$—
Granted	800,000	0.25	—	—
Forfeited	(565,000)	1.75	—	—
Outstanding June 30, 2015	11,522,888	$1.54	4.71	$—
Vested and expected to vest June 30, 2015	11,522,888	$1.54	4.71	$—
Exercisable June 30, 2015	10,639,853	$1.60	4.17	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	710,594	$1.38	8.76	$—
Granted	800,000	0.25	—	—
Vested	(627,559)	0.97	—	—
Forfeited	—	—	—	—
Outstanding June 30, 2015	883,035	$0.65	8.97	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	3,800,000	$1.36	4.75	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(327,000)	1.75	—	—
Outstanding June 30, 2015	3,473,000	$1.32	4.65	$—
Vested and expected to vest June 30, 2015	3,473,000	$1.32	4.65	$—
Exercisable June 30, 2015	3,464,667	$1.56	4.29	$—

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	33,333	$2.60	9.08	$—
Options granted	—	—	—	—
Options vested	(25,000)	2.60		—
Options forfeited	—	—	—	—
Outstanding June 30, 2015	8,333	$2.60	8.42	$—

The impact on the Company’s results of operations of recording equity-based compensation for the six months ended June 30, 2015 and 2014 was to increase general and administrative expenses by approximately $111,000 and $198,000, respectively, which had no impact on earnings per share.

As of June 30, 2015 and 2014, respectively, there was $269,000 and $348,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan. Generally, the Company's stock options will become recognizable within a 12 month period.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	June 30,	December 31,
	2015	2014
Inventory work-in-process, January 1	$—	$—
Production(1)	1,126	—
Spoilage	(117)	—
Inventory work-in-process, end of period	$1,009	$—
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

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the three months ended June 30, 2015, it was determined that some of the Marketable Securities had other than temporary impairments of approximately $54,000. There were no other than temporary impairments of Marketable Securities for the six months ended June 30, 2014. At June 30, 2015 and December 31, 2014, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see "Note 12: Fair Value").

Securities classified as available for sale consisted of:

June 30, 2015
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,058	$—	$(186)	$13,872	$13,872	$—

Totals	$14,058	$—	$(186)	$13,872	$13,872	$—

December 31, 2014
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,112	$—	$(160)	$13,952	$13,952	$—

Totals	$14,112	$—	$(160)	$13,952	$13,952	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

June 30, 2015
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$5,884	$(150)	$7,988	$(36)	$13,872	$(186)

Totals	2	$5,884	$(150)	$7,988	$(36)	$13,872	$(186)

December 31, 2014
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)

Totals	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2015	December 31, 2014
Compensation	$934	$1,806
Professional fees	266	404
Other expenses	271	123
Other liabilities	26	—
	$1,497	$2,333

The Company maintained a balance of legal fees from a law firm of $587,000 which the Company agreed to pay with the issuance of 2,105,982 shares of the Company's common stock. The Company agreed to use the Company's share price of $0.27 as of May 6, 2015 to settled the balance due; however, the Company agreed to pay the difference if the law firm receives less from the sale of the Company's common stock than the balance due within sixty days after the sale of shares is completed. The Company's share price was $0.20 as of June 30, 2015. As a result of the drop in share price, the Company accrued an additional $147,000 which has been included within the accrual for professional fees above.

Note 7: Property and Equipment

	(in thousands)
	June 30, 2015	December 31, 2014
Land, buildings and improvements	$11,566	$4,209
Furniture, fixtures, and equipment	5,527	5,307
Leasehold improvements	85	85

Total property and equipment	17,178	9,601
Less: accumulated depreciation and amortization	(5,458)	(5,000)

Property and equipment, net	$11,720	$4,601

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

Note 8: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the six months ended June 30, 2015 and 2014, there were 800,000 and 855,000 options granted by the Company, respectively.

On July 23, 2012, the Company entered into a Equity Distribution Agreement (the “EDA”) with Maxim Group LLC ("Maxim") pursuant to which the Company may sell up to $75,000,000 worth of its shares of Common Stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of shares sold under the EDA. Sales of the shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. Up until August 4, 2015, the shares were sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. Since August 4, 2015, the shares are being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on August 4, 2015 (the “2015 Universal Shelf”). On September 14, 2012, the Company filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the EDA. On October 5, 2012, the Company filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the EDA. On December 23, 2013, the Company filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the EDA. On March 6, 2015, the Company filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 117,600,000 shares. On August 5, 2015, the Company filed an updated Prospectus Supplement to reflect that sales under the EDA are now being conducted pursuant to the 2015 Universal Shelf.

For the six months ended June 30, 2015, the Company had sold 38,919,883 shares of the EDA that resulted in net cash proceeds of approximately $9,293,000 after direct expenses along with commissions paid to Maxim for approximately $287,000.

The Company plans to allocate the net proceeds from the offering towards research and development, operations and general and administrative purposes related to the commercialization of Ampligen® and Alferon® related products, including, but not limited to, the following: (1) Costs to finalize the upgrade of the Alferon N Injection® manufacturing facility and to prepare for the FDA pre-approval inspections of the Ampligen® facility, (2) Manufacture of commercial product, (3) Potential new preclinical and/or clinical studies in order to gain commercial approval for Ampligen® and broader approvals for Alferon® and Alferon LDO®, (4) Working capital to build and maintain sufficient inventory by procuring raw materials, supplies and other items for the New Brunswick manufacturing facility, as well as to remunerate outside contractors for necessary services, such as, final filling and finishing operations in order to meet any anticipated demand from normal operations as well as through the possible pursuit of other disease areas and/or geographic regions that may present themselves, (5) Pursuit of potential partnering opportunities for Ampligen®, (6) Potential establishment of sales and marketing capabilities, as well as consideration towards the expansion of our manufacturing capacity, and (7) working capital for general and administrative expenses.

Note 9: Cash And Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In 2015,  the FASB issued Accounting Standards Updates (“ASU”) 2015-01 through 2015-12. These updates did not have a significant impact on the financial statements.

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

The Company also had certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction which are measured at fair value. The fair value recalculation of the Liability resulting from the issuance of the Warrants ("Call") and existence of the Fundamental Transaction ("Put") related to the May 2009 issuance, are calculated using a Monte

Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the Fair Value of the Warrants. As an additional factor to determine the Fair Value of the Put's Liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation. The Company recomputed the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. The redeemable warrants expired in May and November 2014. The balance of the redeemable warrants was $0 as of June 30, 2015 and December 31, 2014.

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

As of June 30, 2014, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2015:

	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities-unrestricted	$13,872	$13,872	$—	$—

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2015	2014
Balance at January 1	$—	$14
Fair value adjustment at March 31	—	—
Balance at March 31	$—	$14
Fair value adjustment at June 30	—	$(1)
Balance at June 30	$—	$13

Note 13: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event constituted a matter that required adjustment to the financial statements for the six months ended June 30, 2015.

On August 4, 2015, the Company and Maxim Group LLC amended their July 23, 2012 EDA solely for the purpose of adding the registrant’s new registration statement on Form 3 (File No 333-205228) to the definition of “registration statement” as the old registration statement expired.

On August 7, 2015, William A. Carter, M.D. resigned his position as President of the Company. The Company's Board of Directors appointed Thomas K. Equels as President of the Company, effective immediately.

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

We recently completed installation of the $8 million in equipment at the core of our facility enhancement project which should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and regarding a reagent used in the formulation of Alferon®. We are currently resolving these issues and hope consequent delays will only extend our estimated time line by at least six months. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.
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

On August 7, 2015, William A. Carter, M.D. resigned his position as President of the Company. The Company's Board of Directors appointed Thomas K. Equels as President of the Company, effective immediately.
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
In May 1997, the FDA approved an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group with active clinical sites in New York City, NY, Charlotte, NC, Miami, FL, Incline Village, NV and Salt Lake City, UT, provide safety information regarding the use of Ampligen® in patients with CFS. As of June 30, 2015, there were 110 patients participating in this open label treatment protocol with 23 taking treatment, 8 on drug holiday and 79 untreated. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies.
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

Other Diseases
In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. We intend to conduct a broad array of immune tests to compare the immune response for both its magnitude and breadth. It is our objective to qualify and enroll 72 patients for this clinical trial. Enrollment in this study was expanded in December 2013 based on an analysis of safety results to date conducted by both the FDA and a Data Monitoring Committee, the latter group comprised of a team of independent clinical, basic research, and statistical professionals. Enrollment of additional subjects into Stage 2 began in March 2014 and 25 subjects have been enrolled; 12 in Stage 1 and 13 subjects in Stage 2. As of June 30, 2015, 3 subjects in Stage 2 are still enrolled.
In December 2013, we announced that we are supporting the University of Pittsburgh’s National Institutes of Health funded study (grant 1PO1CA132714) currently underway as part of the University’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of professor of surgery Pawel Kalinski, M.D., Ph.D. and involves the Chemokine Modulatory regimen developed by Dr. Kalinski’s group, has successfully completed the lowest tier of dose escalation in patients with resectable colorectal cancer under the clinical leadership of Dr. Amer Zureikat, an assistant professor of surgery. To date, twelve patients have been treated with Ampligen as an adjuvant in this study. In addition, the University has initiated enrollment in an additional cancer study of peritoneal surface malignancies which includes Ampligen® as an adjuvant. To date, nineteen patients have been treated with Ampligen as an adjuvant in this study.
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
In July 2015, we submitted an application for orphan drug designation to the European Medicines Agency (EMA) for Alferon® N to treat MERS. The EMA has accepted the application and the Committee for Orphan Medicinal Products (COMP) has initiated the official review process. It is anticipated that the COMP will give an opinion on the application within the next 90 days.
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
We recently completed installation of the $8 million in equipment at the core of our facility enhancement project which should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and regarding a reagent used in the formulation of Alferon®. We are currently resolving these issues and hope consequent delays will only extend our estimated time line by at least six months.
To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon N Injection®. In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. The Company has paid approximately $210,000 to Althea with regard to this open purchase commitment as of June 30, 2015.

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
In January 2010, we engaged an Argentinean regulatory and business design entity to explore the possibility of initiating clinical trials of Alferon N Injection®, Ampligen® and Alferon® LDO during the influenza season in Argentina. On June 14, 2010, we executed a five year exclusive Sales, Marketing, Distribution and Supply Agreement for Argentina with GP Pharm Latinoamerica (“GP Pharm”), an affiliate company of Spanish GP Pharm SA. Under this Agreement, GP Pharm will be responsible for gaining regulatory approval in Argentina for Ampligen® to treat CFS in Argentina and for commercializing Ampligen® for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection® in Argentina and other Latin America countries. Under these agreements, we will manufacture and supply Ampligen® and Alferon N Injection® to GP Pharm. On November 15, 2010, we amended our June 15, 2010 agreement with GP Pharm to include Mexico in the Territory under the Sales, Marketing, Distribution and Supply Agreement. Under this Agreement, GP Pharm Mexico will be responsible for seeking regulatory approval in Mexico for Ampligen®, an experimental therapeutic, to treat CFS in Mexico and, if approval is obtained, for commercializing Ampligen® for this indication in Mexico. We have granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We are currently working towards an amendment to this agreement with GP Pharma the agreement expired June 15, 2015.
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
On September 6, 2011, we executed an amended agreement with Armada Healthcare, LLC (“Armada”) to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. We previously extended this agreement for the previous three years also under the same terms and conditions
On September 6, 2011, we executed a new agreement with specialty distributor, BioRidge Pharma, LLC (”BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. We previously extended this agreement for the previous three years also under the same terms and conditions

On March 9, 2015, we executed an agreement with Emerge Health Pty Ltd. ("Emerge") to seek approval of Ampligen® for CFS in Australia and New Zealand and to commence distribution of Ampligen® in both countries on a named-patient basis, where deemed appropriate. The parties intend to collaborate on seeking regulatory approval from Australia's Therapeutic Goods Administration ("TGA") and New Zealand's Medicines and Medical Devices Safety Authority ("Medsafe"). Under this five year exclusive license to sell, market, and distribute Ampligen in Australia and New Zealand to treat CFS, Emerge will implement regulatory-compliant programs to educate physicians about Ampligen® for CFS and seek orphan drug designation and approval of Ampligen® to treat CFS. Hemispherx will support these efforts and will supply Ampligen® at a predetermined transfer price. We have the right to buy out of the agreement at a price equal to three times Ampligen® sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three.
On August 3, 2015, we executed a multi-year agreement with Impatients, N.V., a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to Chronic Fatigue Syndrome. MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, will perform EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx will support these efforts and will supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. The parties will establish a Joint Steering Committee composes of representative of both parties to oversee the EAP.
On August 6, 2015, we executed an agreement with Emerge to seek approval of Alferon N Injection® in Australia and New Zealand and to commence distribution of Alferon® in both countries on a named-patient basis, for treating genital warts and other infections and diseases to which patients in Australia and New Zealand have become refractory to recombinant interferon. Hemispherx and Emerge will collaborate on seeking regulatory approval from Australia’s TGA and New Zealand’s Medsafe. Under a five year exclusive license to sell, market, and distribute Alferon N Injection® in Australia and New Zealand, Emerge will implement regulatory-compliant programs to educate physicians about Alferon®. Hemispherx will support these efforts and will supply Alferon® at a predetermined transfer price. We have the right to buy out of the agreement at a price equal to three times Alferon® sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the six months ended June 30, 2015, the Company contributions towards the 401(k) Plan were approximately $87,000.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2015 versus three months ended June 30, 2014

Net Loss

Our net loss was approximately $4,845,000 and $4,956,000 for the three months ended June 30, 2015 and 2014, respectively, representing a decrease in loss of approximately $111,000 or 2% when compared to the same period in 2014. This decrease in loss for these three months was primarily due to the following:

1)	a decrease in general and administrative expense of $495,000 or 20%; offset by

2)	an increase in research and development expense of $109,000 or 5%;

3)	an increase in production costs of approximately $213,000 or 72%; and

4)	a decrease in interest and other income/expense of approximately $75,000 or 57%.

Net loss per share was $(0.02) and $(0.03) for the three months ended June 30, 2015 and 2014, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2015 was 236,149,999 as compared to 185,749,722 as of June 30, 2014.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $47,000 and $36,000 for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $507,000 and $294,000, respectively, for the three months ended June 30, 2015 and 2014. This increase of approximately $213,000 or 72% was primarily due to charges to inventory of $117,000 resulting from vials removed from inventory for testing purposes and losses incurred during the manufacturing process. The remaining increase in production costs of $96,000 was mainly due to an increase in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2015 were approximately $2,439,000 as compared to $2,330,000 for the same period a year ago, reflecting an increase of approximately $109,000 or 5%. The primary reason for the increase in research and development costs was due to an increase in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection® of $143,000 as well as an increase in polymer production costs of $80,000 associated with Ampligen®. This was offset by a decrease in executive bonus and incentive compensation of $153,000 and a decrease in charges of $155,000 associated with the abandonment of patents.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2015 and 2014, were approximately $2,002,000 and $2,497,000, respectively, reflecting a decrease of approximately $495,000 or 20%. The decrease in G&A expenses in 2015 was mainly due to lower legal fees of $432,000 associated with various legal proceedings as compared to the prior period (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Interest and Other Income/Expense

Interest and other income/expense for the three months ended June 30, 2015 and 2014 were approximately $56,000 and $131,000, respectively, representing a decrease of approximately $75,000 or 57%. The primary cause for the decrease in investment income during the current quarter was primarily due to lower fund performance and cash available for investment purposes as compared to the prior period.

Six months ended June 30, 2015 versus six months ended June 30, 2014

Net Loss

Our net loss was approximately $8,290,000 and $8,792,000 for the six months ended June 30, 2015 and 2014, respectively, representing a decrease in loss of approximately $502,000 or 6% when compared to the same period in 2014. This decrease in loss for these six months was primarily due to the following:

1)	a decrease in general and administrative expense of $1,121,000 or 22%;

2)	an increase in the gain from sale of income tax net operating losses of $248,000 or 22%; offset by

3)	an increase in research and development expense of $457,000 or 10%;

4)	an increase in production costs of approximately $262,000 or 42%; and

5)	a decrease in interest and other income/expense of approximately $122,000 or 43%.

Net loss per share was $(0.04) and $(0.05) for the six months ended June 30, 2015 and 2014, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2015 was 224,954,200 as compared to 181,265,253 as of June 30, 2014.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $83,000 and $112,000 for the six months ended June 30, 2015 and 2014, respectively. Although there was a slight increase in patients utilizing Ampligen®, there was a decrease in revenue of $29,000 or 26% primarily due to a lower dosage being prescribed to patients utilizing Ampligen® during the current quarter. For the six months ended June 30, 2015 and 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $879,000 and $617,000, respectively, for the six months ended June 30, 2015 and 2014. This increase of approximately $262,000 or 43% was primarily due to charges to inventory of $117,000 resulting from vials removed from inventory for testing purposes and losses incurred during the manufacturing process. The remaining increase in production costs of $145,000 was mainly due to an increase in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2015 were approximately $5,113,000 as compared to $4,656,000 for the same period a year ago, reflecting an increase of approximately $457,000 or 10%. The primary reason for the increase in research and development costs was due to an increase in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection® of $658,000 as well as an increase in polymer production costs of $275,000 associated with Ampligen®. This was mainly offset by a decrease in clinical trial costs of $122,000 associated with the conclusion of our University of Washington study in 2014 utilizing Ampligen® as an adjuvant in optimally treated breast cancer patients as data from these patients was evaluated and resources were directed to other projects, a decrease in bonus payments to an executive officer of $197,000. and a decrease in charges of $253,000 associated with the abandonment of patents.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2015 and 2014, were approximately $3,915,000 and $5,036,000, respectively, reflecting a decrease of approximately $1,121,000 or 22%. The decrease in G&A expenses in 2015 was mainly due to lower legal fees associated with various legal proceedings as compared to the prior period (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Interest and Other Income/Expense

Interest and other income/expense for the six months ended June 30, 2015 and 2014 were approximately $162,000 and $284,000, respectively, representing a decrease of approximately $122,000 or 43%. The primary cause for the decrease in investment income during the current quarter was primarily due to lower fund performance and cash available for investment purposes as compared to the prior period.
Sale of New Jersey Tax Net Operating Loss

In January 2015, the Company effectively sold $14,291,000 of its approximately $28,000,000 of New Jersey state net operating loss carryforwards (for the year 2013) for approximately $1,374,000. In February 2014, we effectively sold $13,900,000 of our approximately $25,000,000 of New Jersey state net operating loss carryforwards (for the year 2012) for approximately $1,126,000, representing an increase in cash gain of $248,000 or 22% (see “Note 11: Funds Received From Sale of Income Tax Net Operating Losses”) for the six months ended June 30, 2015 as compared to the same period in 2014.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2015 was approximately $9,237,000 compared to approximately $6,206,000 for the same period in 2014, an increase of $3,031,000 or 49%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the six months ended June 30, 2015 increased by approximately $3,279,000 or 45% over the comparable period in 2014. The primary reason for this increase in 2015 was due to the payout of 2014 executive incentive bonuses for approximately $1,831,000 reflected in accrued expenses, an increase in inventory of $1,009,000, and a decrease in the accrual of legal fees due to payments on account during the six months ended June 30, 2015.

As of June 30, 2015, we had approximately $15,714,000 in cash, cash equivalents and marketable securities inclusive of approximately $13,872,000 in Marketable Securities, representing a decrease of approximately $394,000 from December 31, 2014. The primary reason for the decrease in cash, cash equivalents and marketable securities was due to cash being used in operating activities of $9,237,000 and cash used in investing activities of $355,000 for the six months ended June 30, 2015 being offset by net proceeds of $9,293,000 from the sale of 38,919,883 shares sold pursuant to the ATM during the six months ended June 30, 2015 (see below and "Note 8: Stockholders' Equity”). If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

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

On July 23, 2012, we entered into a EDA with Maxim (the "EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. Up until August 4, 2015, the shares were being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. Since August 4, 2015, the shares are being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on August 4, 2015 (the “2015 Universal Shelf”). On September 14, 2012, we filed a Prospectus Supplement with the SEC increasing the number of shares covered by the Prospectus from 12,000,000 to 20,000,000 shares under the New EDA. On October 5, 2012, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 40,000,000 shares. On December 23, 2013, we filed an updated Prospectus Supplement with the Securities and Exchange Commission to revise the EDA for an aggregate of 90,000,000 shares to be allocated for public sale under the Prospectus Supplement pursuant to the EDA. On March 6, 2015, we filed an updated Prospectus Supplement increasing the number of shares covered by the Prospectus to 117,600,000 shares.
On August 4, 2015, the Company and Maxim Group LLC amended their July 23, 2012 EDA solely for the purpose of adding the registrant’s new registration statement on Form 3 (File No 333-205228) to the definition of “registration statement” as the old registration statement expired.
On August 5, 2015, the Company filed an updated Prospectus Supplement to reflect that sales under the EDA are now being conducted pursuant to the 2015 Universal Shelf.
For the six months ended June 30, 2015, we sold an aggregate of 38,919,883 shares that resulted in net cash proceeds of approximately $9,293,000 after commissions paid to Maxim for approximately $287,000 (see “Note 8: Stockholders' Equity”). The impact of the fund raising effort through the EDA is reflected in the "Consolidated Statements of Cash Flows" comparing the various financing activities for the six months ended June 30, 2015 and 2014, respectively.
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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $15,714,000 in cash, cash equivalents and marketable securities at June 30, 2015 as compared to $16,108,000 at December 31, 2014.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of June 30, 2015, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2015, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendants' motion to dismiss the Amended Complaint, and on February 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for completion of all fact discovery. On February 25, 2014, defendants filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. After conducting significant fact discovery, the parties reached an agreement in principle to settle all claims on December 31, 2014. However, the settlement is subject to the Court's issuance of an order finally approving the terms of the parties' settlement agreement in all material respects. On March 11, 2015, the parties filed a joint motion with the Court seeking an order, inter alia, granting preliminary approval of their settlement agreement, preliminarily certifying a class for settlement purposes, and setting a date for a final settlement hearing. On April 8, 2015, the Court granted the parties’ joint motion, and entered an Order preliminarily approving the parties’ settlement, preliminarily certifying a class for settlement purposes, directing issuance of notice, and scheduling the final approval hearing for July 22, 2015. On July 22, 2015, the Court held the the final approval hearing to determine whether the parties’ settlement is fair, reasonable, adequate and should be approved, and on the same date entered an Order granting final approval of the parties’ settlement. No Company funds were used to pay the settlement, which was paid from the Company’s insurance coverage. The settlement did not contain any admission of fault or wrongdoing by Hemispherx or any of the individual defendants.
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
(e) On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors has appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. During the time since the SLC filed its motion to dismiss, plaintiffs have served document requests on the SLC, noticed the depositions of the two SLC members (on dates to be mutually agreed-upon following document production), served a subpoena on the SLC’s counsel McCarter & English LLP, and served a subpoena on Sage Group, an outside advisor to Hemispherx. The SLC responded to plaintiffs’ document requests on March 6, 2014, and produced responsive documents the same day. McCarter & English responded to plaintiff's subpoena, produced responsive documents on March 20, 2014, and produced additional responsive documents on April 7, 2014 and June 23, 2014. On June 25, 2014, plaintiffs' served document requests on the Company, to which the Company responded on July 25, 2014. The deposition of Sage Group occurred on March 12, 2015. The depositions of the two members of the SLC occurred on April 16 and 17, 2015 and the deposition of McCarter & English previously scheduled for April 30, 2015 has been cancelled. On July 10, 2015, plaintiffs filed an answering brief in opposition to the SLC’s motion to dismiss the Complaint. The SLC’s reply brief is due to be filed by August 4, 2015. Oral argument on the motion to dismiss is scheduled to occur on August 18, 2015.
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
On October 24, 2014, Cato filed a notice of appeal of the Court’s September 29, 2014 decision in the United States Court of Appeals for the Third Circuit (the “Third Circuit”). On March 3, 2015, Cato filed its Brief in the Third Circuit. The Company’s Brief in Response was filed on April 6, 2015, with a Reply Brief by Cato filed on April 19, 2015. The Court of Appeals conducted Oral Argument on July 16, 2015. The case is now fully submitted to the Court of Appeals.  The Court may decide the case at any time.

(i) Summation.
In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified in Contingency (a), (b), (c), (d), (e), (f) and (h). There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the six months ended June 30, 2015 and the year ended December 31, 2014. Also, with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2015, our accumulated deficit was approximately $285,912,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available. The limitation on the number of shares of common stock available for financing without prior stockholder approval eventually may hinder our ability to raise additional funding.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2015, we had approximately $15,714,000 in cash, cash equivalents and marketable securities (inclusive of approximately $13,872,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.
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
Our ability to raise additional funds from the sale of equity securities may be limited due to limitations on our ability to sell stock for funding purposes. Pursuant to our Amended and Restated Certificate of Incorporation, the purpose for which 75,000,000 of 150,000,000 of our authorized shares (the “Restricted Shares”) may be utilized is limited. Specifically, without stockholder approval, the Restricted Shares can only be issued where such issuance would be primarily in connection with strategic transactions or other non-fundraising purpose that met certain significant criteria. In this regard, 1,137,684 shares are authorized but unissued and unreserved at June 30, 2015 with an additional 72,365,463 of the Restricted Shares approved by Stockholders for certain generally defined business purposes.
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
Alferon® composition patent #5,503,828 which expired in April 2013, relates to the manufacturing process for Alferon® Active Pharmaceutical Ingredient (“API”), a complex mixture of natural interferon species that is manufactured from human leukocytes obtained from human blood donors. In addition, while it is the current standard by the FDA to treat biological drug products like interferon as “Well Characterized” biologics, a process for which chemical entities can have their identity, purity, impurities, potency, and quality controlled by chemical testing, Alferon®, as a natural interferon, does not lend itself well to such testing. Moreover, FDA continues to require that each lot or Alferon we produce be tested and released by the FDA before it can be distributed for commercial sales. Because of the complexity of the Alferon manufacturing process and these additional regulatory requirements, we believe that potential manufacturers of generic, or so-called “bio-similar,” drug products are focused on developing recombinant interferon products, rather than natural interferon products. For these reasons, we believe the expiration of this Alferon® composition patent in April 2013 should have no or little impact on the Company. Additionally at the completion of the facility enhancement and receipt of the FDA certification for the revised Alferon® manufacturing process and techniques in New Brunswick, NJ, it is our intention to file for additional patent protection.
Alferon® patent #5,676,942 which expired on October 14, 2014 and Alferon® patent #5,989,441 which was set to expire on December 22, 2017 but we let lapse, relate to a manufacturing methodology which is no longer in use. For this reason, we believe the expiration of these Alferon® patens should have no impact on the Company.
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

Our common stock is listed for quotation on the NYSE MKT. For the six month period ended June 30, 2015, the trading price of our common stock has ranged from $0.33 to $0.20 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the EDA with Maxim. Through June 30, 2015, we had sold an aggregate of approximately 104,505,454 shares under the EDA.
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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At June 30, 2015, for Dr. Carter, our Chief Executive Officer and President, who already beneficially owns approximately 4.14% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the six months ended June 30, 2015.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

On August 7, 2015, William A. Carter, M.D. resigned his position as President of the Company. The Company's Board of Directors appointed Thomas K. Equels as President of the Company, effective immediately.
On August 3, 2015, we executed a multi-year agreement with Impatients, N.V., a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to Chronic Fatigue Syndrome. MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, will perform EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx will support these efforts and will supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. The parties will establish a Joint Steering Committee composes of representative of both parties to oversee the EAP.
On August 6, 2015, we executed an agreement with Emerge to seek approval of Alferon N Injection® in Australia and New Zealand and to commence distribution of Alferon® in both countries on a named-patient basis, for treating genital warts and other infections and diseases to which patients in Australia and New Zealand have become refractory to recombinant interferon. Hemispherx and Emerge will collaborate on seeking regulatory approval from Australia’s TGA and New Zealand’s Medsafe. Under a five year exclusive license to sell, market, and distribute Alferon N Injection® in Australia and New Zealand, Emerge will implement regulatory-compliant programs to educate physicians about Alferon®. Hemispherx will support these efforts and will supply Alferon® at a predetermined transfer price. We have the right to buy out of the agreement at a price equal to three times Alferon® sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three.

ITEM 6: Exhibits

(a)Exhibits

10.1	Vendor Agreement extension with Armada Healthcare, LLC dated July 31, 2015*

10.2	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 31, 2015*

10.3	Early Access Agreement with Impatients N.V. dated August 3, 2015*(1)

10.4	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated August 6, 2015*(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended June 30,
2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets ; (ii)
Condensed Consolidated Statements of Comprehensive Loss; (iii) Changes in Stockholders' Equity;
(iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.
*	Filed herewith

(1)
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

HEMISPHERX BIOPHARMA, INC.

/s/ William A. Carter
William A. Carter, M.D.
Chief Executive Officer

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Executive Vice Chairman of the Board, Secretary,
President, General Counsel and Chief Financial Officer

Date: August 12, 2015