Form 10-Q
period 2015-09-30
HEMISPHERX BIOPHARMA INC
filed 2015-11-16
CIK 946644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

247,516,987 shares of common stock were outstanding as of November 1, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,161	$2,156
Marketable securities	11,214	13,952
Inventory-work in process	1,326	—
Prepaid expenses and other current assets	278	399
Total current assets	13,979	16,507

Property and equipment, net	11,501	4,601
Patent and trademark rights, net	883	861
Construction in progress	—	7,337
Other assets	134	134
Total assets	$26,497	$29,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,506	$2,081
Accrued expenses	1,818	2,333
Current portion of capital lease	3	22
Total current liabilities	3,327	4,436

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 247,557,287 and 204,004,818, respectively	248	204
Additional paid-in capital	313,185	302,729
Accumulated other comprehensive loss	(401)	(160)
Accumulated deficit	(289,862)	(277,769)

Total stockholders’ equity	23,170	25,004
Total liabilities and stockholders’ equity	$26,497	$29,440

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Clinical treatment programs	$23	$45	$106	$157

Total revenues	23	45	106	157

Costs and expenses:
Production	353	306	1,232	923
Research and development	1,968	1,894	7,081	6,550
General and administrative	1,685	2,174	5,600	7,210

Total costs and expenses	4,006	4,374	13,913	14,683

Operating loss	(3,983)	(4,329)	(13,807)	(14,526)

Interest expense	(1)	(3)	(3)	(9)
Interest and other income/expense	181	130	343	414
Redeemable warrants valuation adjustment	—	—	—	1
Gain from sale of income tax net operating losses	—	—	1,374	1,126

Net loss	(3,803)	(4,202)	(12,093)	(12,994)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(215)	(169)	(241)	—
Net comprehensive loss	$(4,018)	$(4,371)	$(12,334)	$(12,994)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Weighted average shares outstanding, basic and diluted	246,774,460	190,677,576	232,307,548	184,434,475

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2015
(in thousands except share data)
(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2014	204,004,818	$204	$302,729	$(160)	$(277,769)	$25,004
Shares to settle accounts payable	2,558,779	3	669	—	—	672
Equity-based compensation	—	—	148	—	—	148
Shares sold at the market	40,993,690	41	9,639	—	—	9,680
Net comprehensive loss	—	—	—	(241)	(12,093)	(12,334)

Balance at September 30, 2015	247,557,287	$248	$313,185	$(401)	$(289,862)	$23,170

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(in thousands)
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(12,093)	$(12,994)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	663	500
Amortization and abandonment of patent and trademark rights	166	414
Redeemable warrants valuation adjustment	—	(1)
Equity-based compensation	148	260

Change in assets and liabilities:
Inventories	(1,326)	—
Prepaid expenses and other current assets	121	123
Accounts payable	97	1,214
Accrued expenses	(515)	553
Net cash used in operating activities	(12,739)	(9,931)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(226)	(386)
Additions to patent and trademark rights	(188)	(187)
Deposits on capital leases refunded	—	2
Sales and maturities of short-term and long-term marketable securities	2,497	1,222
Net cash provided by investing activities	2,083	651

Cash flows from financing activities:
Payments on capital leases	(19)	(24)
Proceeds from sale of stock, net of issuance costs	9,680	9,763
Net cash provided by financing activities	9,661	9,739

Net (decrease) increase in cash and cash equivalents	(995)	459

Cash and cash equivalents at beginning of period	2,156	803

Cash and cash equivalents at end of period	$1,161	$1,262

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable	$672	$38
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$(3)	$(9)

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares consisting of stock options of 14,845,888 and warrants of 2,232,392 which totaled 17,078,280 shares and equivalent common shares consisting of stock options of 14,959,480 and warrants of 8,535,422 which totaled 23,494,902 shares for the nine months ended September 30, 2015 and 2014, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive, due to the net loss of the Company.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 800,000 and 955,000 options or equity warrants granted in the nine months ended September 30, 2015 and 2014, respectively.

Stock option for employees' activity during the nine months ended September 30, 2015 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	11,287,888	$1.64	4.61	$—
Granted	800,000	0.25	—	—
Forfeited	(565,000)	1.75	—	—
Outstanding September 30, 2015	11,522,888	$1.54	4.45	$—
Vested and expected to vest September 30, 2015	11,522,888	$1.54	4.45	$—
Exercisable September 30, 2015	10,929,674	$1.58	4.05	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2015	710,594	$1.38	8.76	$—
Granted	800,000	0.25	—	—
Vested	(917,380)	0.96	—	—
Forfeited	—	—	—	—
Unvested September 30, 2015	593,214	$0.50	8.69	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	3,800,000	$1.36	4.75	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(477,000)	1.83	—	—
Outstanding September 30, 2015	3,323,000	$1.29	4.57	$—
Vested and expected to vest September 30, 2015	3,323,000	$1.29	4.57	$—
Exercisable September 30, 2015	3,323,000	$1.29	4.57	$—

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2015	33,333	$2.60	9.08	$—
Options granted	—	—	—	—
Options vested	(33,333)	2.60	—	—
Options forfeited	—	—	—	—
Unvested September 30, 2015	—	$—	0.00	$—

The impact on the Company’s results of operations of recording equity-based compensation for the nine months ended September 30, 2015 and 2014 was to increase general and administrative expenses by approximately $148,000 and $260,000, respectively, which had no impact on earnings per share.

As of September 30, 2015 and 2014, respectively, there was $231,000 and $301,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan. Generally, the Company's stock options will become recognizable within a 12 month period.

Warrants:

The Company has 2,232,392 warrants outstanding as of September 30, 2015. The Company has not issued any warrants for the nine months ended September 30, 2015 and 2014.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	September 30,	December 31,
	2015	2014
Inventory work-in-process, January 1	$—	$—
Production(1)	1,326	—
Spoilage	—	—
Inventory work-in-process, end of period	$1,326	$—
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

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the nine months ended September 30, 2015, it was determined that some of the Marketable Securities had other than temporary impairments of approximately $54,000. There were no other than temporary impairments of Marketable Securities for the nine months ended September 30, 2014. At September 30, 2015 and December 31, 2014, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see "Note 12: Fair Value").

Securities classified as available for sale consisted of:

September 30, 2015
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$11,615	$—	$(401)	$11,214	$11,214	$—

Totals	$11,615	$—	$(401)	$11,214	$11,214	$—

December 31, 2014
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,112	$—	$(160)	$13,952	$13,952	$—

Totals	$14,112	$—	$(160)	$13,952	$13,952	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

September 30, 2015
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$5,330	$(194)	$5,884	$(207)	$11,214	$(401)

Totals	2	$5,330	$(194)	$5,884	$(207)	$11,214	$(401)

December 31, 2014
(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)

Totals	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2015	December 31, 2014
Compensation	$973	$1,806
Professional fees	301	404
Other expenses	524	123
Other liabilities	20	—
	$1,818	$2,333

The Company maintained a balance of legal fees from a law firm of $587,000 which the Company agreed to pay with the issuance of 2,105,982 shares of the Company's common stock. The Company agreed to use the Company's share price of $0.27 as of May 6, 2015 to settle the balance due; however, the Company agreed to pay the difference if the law firm receives less from the sale of the Company's common stock than the balance due within sixty days after the sale of shares is completed. The Company's share price was $0.17 as of September 30, 2015. As a result of the drop in share price, the Company accrued an additional $211,000 which has been included within the accrual for professional fees above.

Note 7: Property and Equipment

	(in thousands)
	September 30, 2015	December 31, 2014
Land, buildings and improvements	$11,603	$4,209
Furniture, fixtures, and equipment	5,476	5,307
Leasehold improvements	85	85

Total property and equipment	17,164	9,601
Less: accumulated depreciation and amortization	(5,663)	(5,000)

Property and equipment, net	$11,501	$4,601

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

Note 8: Stockholders’ Equity

The Equity Incentive Plan of 2009 ("2009 Plan"), effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the 2009 Plan. In September 2015, the Company's shareholders approved the following amendments to the 2009 Plan: (1) increased the number of shares authorized to be issued under the Equity Incentive Plan from 15,000,000 to 22,000,000; (2) required a gradual vesting period of options issued under the Equity Incentive Plan over a three year period; (3) revised the definition of “change in control” to make it less “liberal” by amending the provision that a change in control occurs upon stockholder approval of a merger, consolidation or sale or disposition by the Company of all or substantially all of its assets (a “Business Combination”) to state that such a change in control occurs upon the consummation of the Business Combination; and (4) clarified that the definition of change in control has a double trigger – For a Participant to get the benefit resulting from a change in control, such Participant must have been terminated other than for cause within a two year period. Unless sooner terminated, the 2009 Plan will continue in effect for a period of 10 years from its effective date. For the nine months ended September 30, 2015 and 2014, there were 800,000 and 955,000 options granted by the Company, respectively.

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

For the nine months ended September 30, 2015, the Company had sold 40,993,690 shares of the EDA that resulted in net cash proceeds of approximately $9,680,000 after direct expenses along with commissions paid to Maxim for approximately $299,000.

The Company’s stockholders approved an amendment to the Company’s corporate Charter at the Annual Shareholder Meeting held in Philadelphia, PA that concluded on December 8, 2011. This amendment increased the Company’s authorized shares from 200,000,000 to 350,000,000 with specific limitations and restrictions on the usage of 75,000,000 of the 150,000,000 newly authorized shares. In the event that the issuance of any Restricted Shares for a purpose prohibited by the above mentioned limitations are in the Company’s best interests, our Board is required to seek stockholder approval before we could use such shares for that purpose. Our Board is required to specify to stockholders the use of proceeds for the sale of such shares, why the use of the shares for that purpose is necessary and the number of authorized shares that would be needed. On September 16, 2015, the Company's stockholders approved up to an additional 60,000,000 of the remaining Restricted Shares for use in capital raising transactions.

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

Note 10: Recent Accounting Pronouncements

In 2015,  the FASB issued Accounting Standards Updates (“ASU”) 2015-01 through 2015-16. These updates did not have a significant impact on the financial statements.

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

The Company also had certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction which are measured at fair value. The fair value recalculation of the Liability resulting from the issuance of the Warrants ("Call") and existence of the Fundamental Transaction ("Put") related to the May 2009 issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the Fair Value of the Warrants. As an additional factor to determine the Fair Value of the Put's Liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation. The Company recomputed the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. The redeemable warrants expired in May and November 2014. The balance of the redeemable warrants was $0 as of September 30, 2015 and December 31, 2014.

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

As of September 30, 2014, the Company has classified the Warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these Warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2015:

	(in thousands)
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities-unrestricted	$11,214	$11,214	$—	$—

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Redeemable Warrants
	(in thousands)
	2015	2014
Balance at January 1	$—	$14
Fair value adjustment at March 31	—	—
Balance at March 31	$—	$14
Fair value adjustment at June 30	—	$(1)
Balance at June 30	$—	$13
Fair value adjustment at September 30	—	$—
Balance at September 30	$—	$13

Note 13: Agreements

On March 9, 2015, the Company executed an agreement with Emerge Health Pty Ltd. ("Emerge") to seek approval of Ampligen® for CFS in Australia and New Zealand and to commence distribution of Ampligen® in both countries on a named-patient basis, where deemed appropriate. The parties intend to collaborate on seeking regulatory approval from Australia's Therapeutic Goods Administration ("TGA") and New Zealand's Medicines and Medical Devices Safety Authority ("Medsafe"). Under this five year exclusive license to sell, market, and distribute Ampligen in Australia and New Zealand to treat CFS, Emerge will implement regulatory-compliant programs to educate physicians about Ampligen® for CFS and seek orphan drug designation and approval of Ampligen® to treat CFS. Hemispherx will support these efforts and will supply Ampligen® at a predetermined transfer price. The Company has the right to buy out of the agreement at a price equal to three times Ampligen® sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three.
On August 3, 2015, the Company executed a multi-year agreement with Impatients, N.V., a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to Chronic Fatigue Syndrome. MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, will perform EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx will support these efforts and will supply Ampligen to myTomorrows at a predetermined transfer price. In the event that the Company receives Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. The parties will establish a Joint Steering Committee composes of representative of both parties to oversee the EAP.
On August 6, 2015, the Company executed an agreement with Emerge to seek approval of Alferon N Injection® in Australia and New Zealand and to commence distribution of Alferon® in both countries on a named-patient basis, for treating genital warts and other infections and diseases to which patients in Australia and New Zealand have become refractory to recombinant interferon. Hemispherx and Emerge will collaborate on seeking regulatory approval from Australia’s TGA and New Zealand’s Medsafe. Under a five year exclusive license to sell, market, and distribute Alferon N Injection® in Australia and New Zealand, Emerge will implement regulatory-compliant programs to educate physicians about Alferon®. Hemispherx will support these efforts and will supply Alferon® at a predetermined transfer price. We have the right to buy out of the agreement at a price equal to three times Alferon® sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three.

On September 28, 2015, the Company and William A. Carter, M.D., agreed to extend the period for notice of non-renewal to December 1, 2015 as provided within the June 11, 2010 Amended and Restated Engagement Agreement entered into between the Company and Dr. Carter related to patent development. The agreement terminates on December 31, 2015; however, the Agreement automatically renews for a successive one year period after the termination date unless written notice of refusal to renew is given by either party at least 90 days prior to the termination date or the expiration of any renewal period.

Note 14: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event constituted a matter that required adjustment to the financial statements for the nine months ended September 30, 2015.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to adequately fund our projects, the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements and construction of our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the FDA declining to approve our Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment ("CFS") stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our NDA for Ampligen® to treat CFS, we note that there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale.

We recently completed installation of the $8 million in equipment at the core of our facility enhancement project which should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon and Alferon API internationally are projected to begin as early as next quarter. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a stockpiled (2 year) reagent used in the formulation of Alferon®. We have substantially resolved these issues. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We are working diligently to make the necessary repairs within the coming months to be able to restart the validation process; however, we have yet to obtain exact time estimates for the repairs which vendors have roughly estimated at 2-3 months. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels. Please see “Risks Associated With Our Business” in Part II. Item 1A. Risk Factors below - There are no long-term agreements with suppliers of required materials and services for Ampligen® and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen®.
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
We have executed an agreement with Impatients ("myTomorrows") on a collaboration to provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails in South America and Europe. We currently have inventory available for sale comprising of approximately 1,200 vials of clinical grade natural interferon Alpha-n3. We are currently working to sell this inventory of clinical grade natural interferon Alpha-n3 through our Early Access Program ("EAP") in South America and Europe. We are reviewing the possibility of also selling the remaining work-in-process inventory through the EAP; however, this inventory has yet to go through the fill and finish process. Sales are anticipated to start in early 2016. See "Marketing/Distribution" sections below for more details on the marketing/distribution of Ampligen®.
On September 16, 2015, the Board appointed Mr. Peter Rodino as Lead Director. In addition, Mr. Rodino and William Mitchell, M.D., Ph.D. were each appointed to the Compensation Committee and Corporate Governance and Nominating Committee. Mr. Rodino, Dr. Mitchell and Iraj E. Kiani were each appointed to the Audit Committee.
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
In May 1997, the FDA authorized an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. As of September 30, 2015, there were 23 patients participating in this open label treatment protocol taking treatment. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies. In 1997, we calculated the cost per dose (400mg) of Ampligen® to be $150 per dose consistent with the regulatory guidelines; however, we recently engaged an independent certified public accountant  to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial in 2015.  The independent analysis disclosed a cost per 400mg dose of Ampligen® of $400, $200 per vial. We plan to implement the new cost in conjunction with an updated patient consent form during the first half of 2016.  Existing patients utilizing Ampligen® may be qualified for a “Patient Assistance Program” for the CFS open label study to help mitigate the increase in cost.
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

Other Diseases
In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. Twenty-five subjects have been enrolled; 12 in Stage 1 and 13 subjects in Stage 2.  The safety data on these 25 subjects will be reviewed by the Data Monitoring Committee in the near future. As of September 30, 2015, there are no active subjects receiving study drug.
In December 2013, we announced that we are supporting the University of Pittsburgh’s National Institutes of Health funded study (grant 1PO1CA132714) currently underway as part of the University’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of professor of surgery Pawel Kalinski, M.D., Ph.D. and involves the Chemokine Modulatory regimen developed by Dr. Kalinski’s group, has successfully completed the lowest tier of dose escalation in patients with resectable colorectal cancer under the clinical leadership of Dr. Amer Zureikat, an assistant professor of surgery. To date, 13 patients have been treated in this study. In addition, the University has initiated enrollment in an additional cancer study of peritoneal surface malignancies which includes Ampligen® as an adjuvant. To date, 26 patients have been treated.
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
In June 2014, we concluded strategic discussions with Bioclones in Johannesburg with three principle goals; 1) initiating studies utilizing Ampligen® as a potential adjuvant enhancement of Bioclones' therapeutic cancer vaccine, currently in trials in Cape Town, including pre-clinical studies followed, potentially, by a Phase 1 clinical trial; 2) seeking South African Medicine's Control Council approval to conduct trials using Alferon® and/or Ampligen® to eradicate latent HIV in patients highly responsive to anti-retroviral therapy; and 3) initiating a joint effort to obtain commercial registration of both Ampligen® and Alferon® in the South African markets. This strategic alliance is subject to our entering into a formal agreement on any or all of the above points of understanding. Our efforts were mainly directed towards the Ebola virus disease as well as the recent developments on our CFS initiatives which have required our personnel to devote more of our time and resources towards these initiatives. Previously, we informed Bioclones of our intention to put on hold any formal agreement until such time Bioclones would be able to obtain funding to initiate these HIV initiatives and that we would provide Ampligen® on an as needed basis for their clinical programs as long as adequate supply exists. We have determined that the Company will not move forward with these initiatives due to a lack of funding from Bioclones.
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
We recently completed installation of the $8 million in equipment at the core of our facility enhancement project which should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon and Alferon API internationally are projected to begin as early as next quarter. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a stockpiled (2 year) reagent used in the formulation of Alferon®. We have substantially resolved these issues. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We are working diligently to make the necessary repairs within the coming months to be able to restart the validation process, however, we have yet to obtain exact time estimates for the repairs which vendors have roughly estimated at 2-3 months.
To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon N Injection®. In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. The Company has paid approximately $210,000 to Althea with regard to this open purchase commitment as of September 30, 2015 and has recorded this amount within work-in-process inventory.
Marketing/Distribution
Our marketing strategy for Ampligen® reflects the differing health care systems around the world along with the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. We expect that, subject to receipt of FDA, ANMAT and/or other regulatory approval, Ampligen® may be utilized in four medical arenas: physicians’ offices; clinics; hospitals; and the home treatment setting. In preparation for the FDA’s consideration of our Ampligen® NDA, we undertook early stage development of pre-launch and launch driven marketing plans focusing on audience development, medical support and payer reimbursement initiatives which could facilitate product acceptance and utilization at the time of regulatory approval, if obtained. Similarly, we continued to consider distribution scenarios for the Specialty Pharmacy/Infusion channel which could provide market access, offer 3PL (third party logistics) capabilities and provide the requisite risk management control mechanisms. It is our intent to utilize third party service providers to execute elements of both the marketing/sales and distribution plans. As a possible option, we considered a plan to utilize a small group of Managed Market account managers to introduce the product to payor, employer and government account audiences. We believe that this approach could establish a market presence and facilitate the generation of revenue without incurring the substantial costs associated with a traditional sales force. Furthermore, Management believes that any approach considered should enable us to retain multiple options for future marketing strategies.
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
On September 6, 2011, we executed an amended agreement with Armada Healthcare, LLC (“Armada”) to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. We previously extended this agreement for the previous three years also under the same terms and conditions.
On September 6, 2011, we executed a new agreement with specialty distributor, BioRidge Pharma, LLC (”BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. We previously extended this agreement for the previous three years also under the same terms and conditions.
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
On August 3, 2015, we executed a multi-year agreement with Impatients, N.V. ("Impatients"), a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to Chronic Fatigue Syndrome. MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, will perform EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx will support these efforts and will supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. The parties will establish a Joint Steering Committee composes of representative of both parties to oversee the EAP. On October 16, 2015, we amended the agreement with Impatients to include Alferon N® as part of the EAP as well as the inclusion of Brazil, Columbia and Chile within the definition of Territory which may provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails. We currently have inventory available for sale comprising of approximately 1,200 vials of clinical grade natural interferon Alpha-n3. We are currently working to sell this inventory of clinical grade natural interferon Alpha-n3 through the EAP in South America and Europe. We are reviewing the possibility of also selling the remaining work-in-process inventory through the EAP; however, this inventory has yet to go through the fill and finish process.  We continue to test the stability characteristics of our products; the results of which are used to determine appropriate storage conditions and expiration dates.  These tests are conducted routinely to extend the life of the product so long as the test results are positive.  Negative results would result in discarding the product. Sales are anticipated to start in early 2016.
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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated as of March 15, 2008 and then was reinstated effective January 1, 2010. For the nine months ended September 30, 2015, the Company contributions towards the 401(k) Plan were approximately $127,000.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2015 versus three months ended September 30, 2014

Net Loss

Our net loss was approximately $3,803,000 and $4,202,000 for the three months ended September 30, 2015 and 2014, respectively, representing a decrease in loss of approximately $399,000 or 10% when compared to the same period in 2014. This decrease in loss for these three months was primarily due to the following:

1)	a decrease in general and administrative expense of $489,000 or 22%;

2)	an increase in interest and other income/expense of approximately $51,000 or 39%; offset by

3)	an increase in research and development expense of $74,000 or 4%; and

4)	an increase in production costs of approximately $47,000 or 15%.

Net loss per share was $(0.02) and $(0.02) for the three months ended September 30, 2015 and 2014, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2015 was 246,774,460 as compared to 190,677,576 as of September 30, 2014.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $23,000 and $45,000 for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $353,000 and $306,000, respectively, for the three months ended September 30, 2015 and 2014. This increase of approximately $47,000 or 15% was primarily due to an increase in manufacturing facility costs being allocated to production costs not attributable to inventory.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2015 were approximately $1,968,000 as compared to $1,894,000 for the same period a year ago, reflecting an increase of approximately $74,000 or 4%. The primary reason for the increase in research and development costs was due to an increase in charges of $148,000 associated with the abandonment of patents as well as an increase in costs of $85,000 associated with stability testing and pre-production related to the initiation of manufacturing of Alferon N Injection®. This was offset by a decrease in executive bonus and incentive compensation of $86,000 and a decrease in polymer production costs of $78,000 associated with Ampligen®.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2015 and 2014, were approximately $1,685,000 and $2,174,000, respectively, reflecting a decrease of approximately $489,000 or 22%. The decrease in G&A expenses in 2015 was mainly due to lower legal fees of $477,000 associated with various legal proceedings as compared to the prior period (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Interest and Other Income/Expense

Interest and other income/expense for the three months ended September 30, 2015 and 2014 were approximately $181,000 and $130,000, respectively, representing an increase of approximately $51,000 or 39%. The primary cause for the increase in investment income during the current quarter was primarily due to realized gains resulting from the sales of marketable securities during the current period offset by a decline within the investment performance in the current period.

Nine months ended September 30, 2015 versus nine months ended September 30, 2014

Net Loss

Our net loss was approximately $12,093,000 and $12,994,000 for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease in loss of approximately $901,000 or 7% when compared to the same period in 2014. This decrease in loss for these nine months was primarily due to the following:

1)	a decrease in general and administrative expense of $1,610,000 or 22%;

2)	an increase in the gain from sale of income tax net operating losses of $248,000 or 22%; offset by

3)	an increase in research and development expense of $531,000 or 8%;

4)	an increase in production costs of approximately $309,000 or 33%; and

5)	a decrease in interest and other income/expense of approximately $65,000 or 16%.

Net loss per share was $(0.05) and $(0.07) for the nine months ended September 30, 2015 and 2014, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2015 was 232,307,548 as compared to 184,434,475 as of September 30, 2014.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $106,000 and $157,000 for the nine months ended September 30, 2015 and 2014, respectively. Although there was a slight increase in patients utilizing Ampligen®, there was a decrease in revenue of $51,000 or 32% primarily due to a lower dosage being prescribed to patients utilizing Ampligen® during the current period. For the nine months ended September 30, 2015 and 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $1,232,000 and $923,000, respectively, for the nine months ended September 30, 2015 and 2014. This increase of approximately $309,000 or 33% was primarily due to charges to inventory of $117,000 resulting from vials removed from inventory for testing purposes and losses incurred during the manufacturing process. The remaining increase in production costs of $154,000 was mainly due to an increase in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the nine months ended September 30, 2015 were approximately $7,081,000 as compared to $6,550,000 for the same period a year ago, reflecting an increase of approximately $531,000 or 8%. The primary reason for the increase in research and development costs was due to an increase in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection® of $648,000, an increase in polymer production costs of $197,000 associated with Ampligen®, and an increase in other research and development costs on various projects of $182,000. This was mainly offset by a decrease in clinical trial costs of $122,000 associated with the conclusion of our University of Washington study in 2014 utilizing Ampligen® as an adjuvant in optimally treated breast cancer patients as data from these patients was evaluated and resources were directed to other projects, a decrease in bonus payments to an executive officer of $247,000, and a decrease in charges of $251,000 associated with the abandonment of patents.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2015 and 2014, were approximately $5,600,000 and $7,210,000, respectively, reflecting a increase of approximately $1,610,000 or 22%. The decrease in G&A expenses in 2015 was mainly due to lower legal fees associated with various legal proceedings as compared to the prior period (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Interest and Other Income/Expense

Interest and other income/expense for the nine months ended September 30, 2015 and 2014 were approximately $340,000 and $405,000, respectively, representing a decrease of approximately $65,000 or 16%. The primary cause for the decrease in investment income during the current quarter was primarily due to lower fund performance and cash available for investment purposes offset by realized gains resulting from the sales of marketable securities as compared to the prior period.
Sale of New Jersey Tax Net Operating Loss

In January 2015, the Company effectively sold $14,291,000 of its approximately $28,000,000 of New Jersey state net operating loss carryforwards (for the year 2013) for approximately $1,374,000. In February 2014, we effectively sold $13,900,000 of our approximately $25,000,000 of New Jersey state net operating loss carryforwards (for the year 2012) for approximately $1,126,000, representing an increase in cash gain of $248,000 or 22% (see “Note 11: Funds Received From Sale of Income Tax Net Operating Losses”) for the nine months ended September 30, 2015 as compared to the same period in 2014.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2015 was approximately $12,739,000 compared to approximately $9,931,000 for the same period in 2014, an increase of $2,808,000 or 28%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the nine months ended September 30, 2015 increased by approximately $3,056,000 or 28% over the comparable period in 2014. The primary reason for this increase in 2015 was due to the payout of 2014 executive incentive bonuses for approximately $1,831,000 reflected in accrued expenses as well as an increase in inventory of $1,326,000 during the nine months ended September 30, 2015.

As of September 30, 2015, we had approximately $12,375,000 in cash, cash equivalents and marketable securities inclusive of approximately $11,214,000 in Marketable Securities, representing a decrease of approximately $3,733,000 or 23% from December 31, 2014. The primary reason for the decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 2015 was the result of cash being utilized in operating activities of $12,739,000 being partially offset by cash provided by financing activities of $9,661,000 primarily from the sale of 40,993,690 shares sold pursuant to the ATM during the nine months ended September 30, 2015 (see below and "Note 8: Stockholders' Equity”) and proceeds from the sale of marketable securities of $2,497,000 during the current quarter. In an effort to conserve cash, we conducted an analysis of our research and development programs as well as our staffing levels within our New Jersey manufacturing facility. Our analysis disclosed an ability to gain efficiencies and eliminate redundancies within our staffing which will result in a decrease in cash flow used in operations. If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

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
On August 5, 2015, the Company filed an updated Prospectus Supplement to reflect that sales under the EDA are now being conducted pursuant to the 2015 Universal Shelf. In addition, on September 16, 2015, the Company's stockholders approved up to an additional 60,000,000 of the remaining Restricted Shares for use in capital raising transactions
For the nine months ended September 30, 2015, we sold an aggregate of 40,993,690 shares that resulted in net cash proceeds of approximately $9,680,000 after commissions paid to Maxim for approximately $299,000 (see “Note 8: Stockholders' Equity”). The impact of the fund raising effort through the EDA is reflected in the "Consolidated Statements of Cash Flows" comparing the various financing activities for the nine months ended September 30, 2015 and 2014, respectively.
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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $12,375,000 in cash, cash equivalents and marketable securities at September 30, 2015 as compared to $16,108,000 at December 31, 2014.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of September 30, 2015, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2015, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendants' motion to dismiss the Amended Complaint, and on February 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for completion of all fact discovery. On February 25, 2014, defendants filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. After conducting significant fact discovery, the parties reached an agreement in principle to settle all claims on December 31, 2014. However, the settlement is subject to the Court's issuance of an order finally approving the terms of the parties' settlement agreement in all material respects. On March 11, 2015, the parties filed a joint motion with the Court seeking an order, inter alia, granting preliminary approval of their settlement agreement, preliminarily certifying a class for settlement purposes, and setting a date for a final settlement hearing. On April 8, 2015, the Court granted the parties’ joint motion, and entered an Order preliminarily approving the parties’ settlement, preliminarily certifying a class for settlement purposes, directing issuance of notice, and scheduling the final approval hearing for July 22, 2015. On July 22, 2015, the Court held the final approval hearing to determine whether the parties’ settlement is fair, reasonable, adequate and should be approved, and on the same date entered an Order granting final approval of the parties’ settlement. No Company funds were used to pay the settlement, which was paid from the Company’s insurance coverage. The settlement did not contain any admission of fault or wrongdoing by Hemispherx or any of the individual defendants.
(b) On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File. On April 11, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On January 28, 2015, on request of the parties, the Court entered an Order continuing the temporary stay, subject to the requirement that the parties submit an updated joint status report within ten days of the court’s entry of an order granting or denying the securities class action parties’ motion for preliminary approval of their settlement agreement. The parties are currently in settlement negotiations and have provided the Court with regular reports on the status of their negotiations.

(c) On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. The parties are currently in settlement negotiation.
(d) On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. The parties are currently in settlement negotiations.
(e) On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. Following briefing and oral argument on the motion to dismiss, the Court denied the SLC’s motion on August 18, 2015, but did dismiss the claims against former officer Robert E. Peterson. On October 13, 2015, Plaintiffs filed a Verified Amended Derivative and Class Action Complaint, asserting additional claims for breach of fiduciary duty against Board member Peter W. Rodino, declaratory judgment with respect to certain bonuses paid to officers of the Company, and a class action claim for breach of fiduciary duty against the current Board in connection with the solicitation of votes in advance of the Company’s 2015 annual meeting. The Amended Complaint also removed all of the dismissed claims against Mr. Peterson.
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
(f) On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his resignation from employment as Chief Financial Officer of the Company. The claims against the Company as set forth in the Second Amended Complaint include breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement. The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement. In addition to compensatory damages of $275,824.09 on all counts, Bernhardt’s claim also includes a demand for attorneys’ fees and liquidated damages under the WPCL. The Company and individual defendants have filed an Answer, New Matter and

Counterclaims. On February 11, 2015 the Company and individual defendants filed First Amended Answer, New Matter and Counterclaims which assert claims for Injurious Falsehood/Corporate Disparagement, Defamation, Replevin, Conversion, Common Law Trademark Infringement, Demand for Permanent Injunction Based on Conversion, and Demand for Permanent Injunction based on Common Law Trademark Infringement. On March 17, 2015, Bernhardt responded to the Company’s claim. The Parties have agreed to a full amicable resolution of all claims.
(g) In December 2004, the Company filed a multi-count complaint in U.S, Federal Court (Southern District of Florida) which was granted by the Court in August 2010 whereby Hemispherx was awarded $188 million, plus interest against Johannesburg Consolidated Investments (“JCI”) and former JCI officers R.B. Kebble and H.C. Buitendag. The Company attempted to domesticate the Final Judgment in South Africa and is being assisted by the South African law firm of Webber Wentzel. The action to domesticate had been filed in South Africa. No gain has been recorded for this judgment as it is too early in these proceedings to predict an outcome. As required by South African law, on October 11, 2011, Hemispherx has posted security bond of $66,873 related to the JCI proceedings and a second bond of $25,200 was posted in July 2012 related our proceedings against the Estate of Kebble. Hemispherx and the other parties to the domestication convened an arbitral panel in South Africa to decide the domestication issue in Johannesburg on May 5 through 9, 2014. After deliberation, the panel declined to domesticate the U.S. judgment in South Africa. These bonds were forfeited and a fee award of approximately $200,000 was issued. The final judgment still remains valid in the United States and vastly exceeds the amount of the South African fee award, thus in the United States it was fully set off. The Company has no intention to pursue this action further.
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
On October 24, 2014, Cato filed a notice of appeal of the Court’s September 29, 2014 decision in the United States Court of Appeals for the Third Circuit (the “Third Circuit”). On March 3, 2015, Cato filed its Brief in the Third Circuit. The Company’s Brief in Response was filed on April 6, 2015, with a Reply Brief by Cato filed on April 19, 2015. The Court of Appeals conducted Oral Argument on July 16, 2015. On August 21, 2015 the Court of Appeals affirmed the judgment of the District Court. On September 9, 2015 Cato sought reconsideration of the decision through re-argument or re-hearing by the en banc Court of Appeals. On September 17, 2015 the Court of Appeals denied Cato’s requests. On October 1, 2015 Hemispherx filed for additional costs and fees to be added to its existing judgment. The Court has not yet ruled on that request. The mandate has been returned to the District Court for additional proceedings arising from Hemispherx’ judgment.

(i) Summation.
In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified in Contingency (b), (c), (d), (e), (f) and (h). There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the nine months ended September 30, 2015 and the year ended December 31, 2014. Also, with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of September 30, 2015, our accumulated deficit was approximately $289,862,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2015, we had approximately $12,375,000 in cash, cash equivalents and marketable securities (inclusive of approximately $11,214,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.
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

If we are unable to obtain additional funding, through the EDA or otherwise, our ability to develop our products, commercially produce inventory or continue our operations may be materially adversely affected.

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
Alferon® patent #5,676,942 which expired on October 14, 2014 and Alferon® patent #5,989,441 which was set to expire on December 22, 2017 but we let lapse, relate to a manufacturing methodology which is no longer in use. For this reason, we believe the expiration of these Alferon® patents should have no impact on the Company.
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
There are a limited number of suppliers in the United States available to provide the raw and packaging materials for use in manufacturing Ampligen®. At present, we do not have any agreements with third parties for the supply of any of these materials. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. In addition, during the final stage of the manufacturing process for Alferon®, we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a stockpiled (2 year) reagent used in the formulation of Alferon®. We have substantially resolved these issues. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We are working diligently to make the necessary repairs within the coming months to be able to restart the validation process; however, we have yet to obtain exact time estimates for the repairs which vendors have roughly estimated at 2-3 months.
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

With our recent development on the collaborative agreement with myTomorrows to provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails in South America and Europe, we have initiated the process of enhancing our insurance coverage for any potential sales that may arise from this arrangement.

The loss of services of key personnel including Dr. William A. Carter could hurt our chances for success.

Our success is dependent on the continued efforts of our staff, especially certain doctors and researchers along with the continued efforts of Dr. William A. Carter because of his position as a pioneer in the field of nucleic acid drugs, his being the co-inventor of Ampligen®, and his knowledge of our overall activities, including patents and clinical trials. The loss of the services of Dr. Carter or other personnel key to our operations could have a material adverse effect on our operations and chances for success. An employment agreement continues to exist with Dr. Carter that, as amended, runs until December 31, 2016. However, Dr. Carter has the right to terminate his employment upon not less than 30 days prior written notice. The loss of Dr. Carter or other key personnel or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives. Mr. Equels is also a key employee with reference to operational and financial management.

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

Four Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

As described in Part II; Item 1. Legal Proceedings, four shareholder derivative actions have been filed alleging various state law breach of fiduciary duty, waste of corporate assets and unjust enrichment claims along with seeking monetary damages, costs, attorneys' fees, and equitable and injunctive relief. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management.
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

Our common stock is listed for quotation on the NYSE MKT. For the nine month period ended September 30, 2015, the trading price of our common stock has ranged from $0.33 to $0.16 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered $150,000,000 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the EDA with Maxim. Through September 30, 2015, we had sold an aggregate of approximately 40,993,690 shares under the EDA.
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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In this regard, on November 2, 2012, we amended and restated our Stockholder Rights Plan (“Rights Plan”) and, under the Rights Plan, our Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002. Each Right initially entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. At September 30, 2015, for Dr. Carter, our Chief Executive Officer and President, who already beneficially owns approximately 3.96% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the nine months ended September 30, 2015.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

On September 28, 2015, the Company and William A. Carter, M.D., agreed to extend the period for notice of non-renewal to December 1, 2015 as provided within the June 11, 2010 Amended and Restated Engagement Agreement entered into between the Company and Dr. Carter related to patent development. The agreement terminates on December 31, 2015; however, the Agreement automatically renews for a successive one year period after the termination date unless written notice of refusal to renew is given by either party at least 90 days prior to the termination date or the expiration of any renewal period.

On November 11, 2015, the Company’s Board of Directors amended and restated the Company’s by-laws to delete section 5.7, related to fee shifting due to changes in the Delaware General Corporation Law.

ITEM 6: Exhibits

(a)Exhibits

3.1	Amended and Restated By-Laws.

10.1	Early Access Agreement with Impatients N.V. dated August 3, 2015(1)(2).

10.2	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015(1).

10.3
Letter agreement between Dr. Carter and the Company dated September 28, 2015 extending the period for notice of non-renewal to December 1, 2015 within the June 11, 2010 Amended and Restated Engagement Agreement entered into between the Company and Dr. Carter.

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

(2)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015. It is refiled herewith solely to correct section numbering errors.

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

Date: November 16, 2015