Form 10-K
period 2015-12-31
HEMISPHERX BIOPHARMA INC
filed 2016-03-29
CIK 946644

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of Common Stock held by non-affiliates at June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was $48,329,181.

The number of shares of the registrant’s Common Stock outstanding as of March 28, 2016 was 247,571,887.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to adequately fund our projects, the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to find senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to the improvements and construction of our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the FDA declining to approve our Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment ("CFS") stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our NDA for Ampligen® to treat CFS, we note that there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale.

We completed the construction of the $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon and Alferon API internationally are projected to begin as early as next quarter. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. We are currently working with equipment manufacturers, construction trades and vendors to assess the damage and curtail the amount of downtime to continue work needed to complete the FDA Pre-Approval-Inspection. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels. Please see “Risks Associated with Our Business” in Part I. Item 1A. Risk Factors below - There are no long-term agreements with suppliers of required materials and services for Ampligen® and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen®.

Our overall objectives include plans to continue seeking approval for commercialization of Ampligen® in the United States and abroad as well as to widen existing commercial therapeutic indications of Alferon N Injection® presently approved in the United States and Argentina. In addition, we have formed collaborations with multiple research laboratories around the world to examine Ampligen®, an experimental therapeutic, and Alferon N, an FDA-approved commercial product (for refractory venereal warts (HPV)) as potential preventatives for, and treatments of, Ebola Virus Disease (EVD) among others. Our ability to commercialize our products, widen commercial therapeutic indications of Alferon N Injection® and/or capitalize on our collaborations with research laboratories to examine our products as potential preventatives for, and treatments of, MERS, among others, are subject to a number of significant risks and uncertainties including, but not limited to our ability to enter into more definitive agreements with some of the research laboratories and others that we are collaborating with, to fund and conduct additional testing and studies, whether or not such testing is successful or requires additional testing and meets the requirements of the FDA and comparable foreign regulatory agencies. We do not know when, if ever, our products will be generally available for commercial sale for any indication.

On March 15, 2016, we received written notice from the NYC MKT LLC (the “NYSE MKT”) that we are not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE MKT Company Guide because our common stock has been selling for a low price per share for a substantial period of time. The NYSE MKT has determined that the continued listing of our common stock is predicated on us affecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time. We have until September 15, 2016 to demonstrate compliance.

We plan to seek stockholder approval of a reverse stock split at the Annual Stockholders’ Meeting which we anticipate holding in late August 2016. In the interim, as discussed in Part I, Item 1. “Business” below, we will continue to actively pursue our new honed business focus in the hopes that such actions will increase stockholder value and raise the price of our common stock. In this regard, since we began making changes, the stock price of the Company’s common stock has increased from approximately $0.10 prior to the implementation of these changes, to a high of $0.19 and, as of the March 23, 2016, the closing price on the NYSE MKT was $0.13. We cannot assure that our actions will demonstrate compliance.

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

We have made several significant changes in the past few months. On September 16, 2015, our Board appointed Mr. Peter Rodino as Lead Director. In addition, Mr. Rodino and William Mitchell, M.D., Ph.D. were each appointed to the Compensation Committee and Corporate Governance and Nominating Committee. Mr. Rodino, Dr. Mitchell and Iraj E. Kiani were each app ointed to the Audit Committee.

On February 17, 2016, our Board, by majority vote, terminated the employment of Dr. Carter, our Chairman of the Board, Chief Executive Officer and Chief Scientific Officer. As a result, Dr. Carter also is no longer a director. Dr. Mitchell, one of our independent directors, was appointed Chairman of the Board. In recent months, we have been reexamining our fundamental priorities in terms of direction, corporate culture and our ability to fund operations.

On February 19, 2016, our Board of Directors also made several changes to our executive management team in light of the termination of Dr. Carter, to provide effective and competent leadership that will properly position us to achieve our commercial goals and increase stockholder value. In this regard, Adam Pascale was named Chief Financial Officer in addition to his current responsibilities as Chief Accounting Officer. Mr. Pascale has been employed with us for 18 years, with more than two decades of public accounting experience and prior public company experience. He earned a Bachelor of Arts degree in Accounting and Finance from Rutgers University. Mr. Pascale served for several years as a CPA prior to joining the Company, and is a member of both the American and the Pennsylvania Institutes of Certified Public Accountants. Mr. Equels, our President, resigned as Chief Financial Officer to make way for Mr. Pascale.

On February 25, 2016, our Board appointed Thomas K. Equels, our current President, as our Chief Executive Officer. In that capacity, he is the principal executive officer of the Company.

We have been reexamining our fundamental priorities in terms of direction, corporate culture and our ability to fund operations. As a result, there have been significant changes at the Company in the past few months. As noted above, we have made several changes to the Company’s executive management team to provide effective and competent leadership that, management believes, will properly position the Company to achieve its commercial goals and increase stockholder value. Recent actions include listing for sale underutilized assets, aggressively pursuing international sales of clinical grade materials, and implementing a strong financial austerity plan. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drug and our approved drug Alferon®. Management’s primary objectives are to create stockholder value and deliver much needed therapies to patients.

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

The below chart provides a summary of the clinical indications for both Ampligen® and Alferon® currently under development.

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen®, and completed the construction of our $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. Please see “Manufacturing” section below.

On February 1, 2013, we received a Complete Response Letter (“CRL”) from the FDA declining to approve our NDA for Ampligen® for Chronic Fatigue Syndrome ("CFS"). Please see the discussion in "Our Products - Ampligen®" below for more detail.

We have recently taken significant actions to focus on our business and management and reserve capital so the Company can better achieve its commercial goals, including but not limited to a strict anti-nepotism policy, listing for sale underutilized assets, aggressively pursuing international sales of clinical grade materials, and implementing a strong financial austerity plan. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our approved drug Alferon N.

We have executed an agreement with Impatients ("myTomorrows") on a collaboration to provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails in South America and Europe. We may have the ability to sell work-in-process inventory comprising of approximately 1,200 vials of clinical grade natural interferon Alpha-n3. We are currently working to potentially sell this inventory of clinical grade natural interferon Alpha-n3 through our Early Access Program ("EAP") in South America and Europe. In addition, we are reviewing the possibility of also selling the remaining work-in-process inventory through the EAP; however, this inventory has yet to go through the fill and finish process. International sales are anticipated to start in early 2016. See "Marketing/Distribution" sections below for more details on the marketing/distribution of Ampligen®.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.hemispherx.net under the Investor Relations tab for SEC Filings or by contacting the Investor Relations Department by calling 888-557-6480 or sending an e-mail message to ir@hemispherx.net.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of our experimental compound, Ampligen®, our FDA approved natural interferon product, Alferon N Injection®, and our experimental liquid natural interferon for oral administration, Alferon® LDO (Low Dose Oral).

Ampligen®

Ampligen® is an experimental drug currently undergoing clinical development for the treatment of CFS. As noted above and discussed below, the FDA in its CRL declined to approve our NDA for the treatment of CFS with Ampligen®. Over its developmental history, Ampligen® has received various designations, including Orphan Drug Product Designation (FDA), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Ampligen® represents the first drug in the class of large (macromolecular) RNA (nucleic acid) molecules to apply for NDA review. Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen® may have broad-spectrum anti-viral and anti-cancer properties.

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

FDA regulations provide a formal dispute resolution process to obtain review of any FDA decision, including a decision not to approve an NDA, by raising the matter with the supervisor of the FDA office that made the decision. The formal dispute resolution process exists to encourage open, prompt discussion of scientific (including medical) disputes and procedural (including administrative) disputes that arise during the drug development, new drug review, and post-marketing oversight processes of the FDA. Depending on the outcome of a number of initiatives in the CFS community, including the FDA’s Patient Focused Drug Development Initiatives, forthcoming drug guidance and other scientific initiatives by the Institute of Medicine, Center for Disease Control and National Institute of Health, we will continue to examine the opportunity for an “end-of-review” meeting. Depending on the results of these initiatives, we may request an "end-of-review" conference with the FDA as a precursor to a possible submission of a formal appeal to the Office of New Drugs within the FDA's Center for Drug Evaluation and Research regarding the FDA's decision. Please see “Risks Associated with Our Business” in Part I; Item 1A. Risk Factors below.

Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. Industry norms suggest that it will require three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the design, the final design of an acceptable Phase III clinical study, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations. We anticipate that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. Please see "Part I; Item 1A, Risk Factors: "We may require additional financing which may not be available."

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

	(dollars in thousands) Year Ended December 31, 2015

Costs and Expenses	Ampligen®	Alferon N	Alferon®
	NDA	Injection®	LDO	Other	Total
Production costs	$—	$1,598	$—	$—	$1,598
Research and development	3,452	4,586	—	—	8,038
General and administrative	2,560	4,587	—	—	7,147

Total	$6,012	$10,771	$—	$—	$16,783

	(dollars in thousands) Year Ended December 31, 2014

Costs and Expenses	Ampligen®	Alferon N	Alferon®
	NDA	Injection®	LDO	Other	Total
Production costs	$—	$1,251	$—	$—	$1,251
Research and development	3,650	4,107	1,231	—	8,988
General and administrative	3,229	4,739	1,089	—	9,057

Total	$6,879	$10,097	$2,320	$—	$19,296

	(dollars in thousands) Year Ended December 31, 2013

Costs and Expenses	Ampligen®	Alferon N	Alferon®
	NDA	Injection®	LDO	Other	Total
Production costs	$—	$1,234	$—	$—	$1,234
Research and development	4,962	—	3,173	225	8,360
General and administrative	3,994	993	2,554	182	7,723

Total	$8,956	$2,227	$5,727	$407	$17,317

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

As of December 31, 2015, we had 21 patents worldwide with 18 additional pending patent applications comprising our intellectual property. Please see “Note 5: Patents, Trademark Rights and Other Intangibles (FASB ASC 350 General Intangibles Other than Goodwill)” under Notes to Consolidated Financial Statements for more information on these patents.

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

We did not file for any new patents in 2015. In 2014, we filed for three new patents. In 2014, we were granted a new composition of matter patent in the United States (#8,722,874) covering Ampligen® formulations. In 2015, we were granted a new composition of matter patent (#2340307) by the European Patent Office.

Alferon® composition patent #5,503,828 which expired in April 2013, relates to the manufacturing process for Alferon® Active Pharmaceutical Ingredient (“API”), a complex mixture of natural interferon species that is manufactured from human leukocytes obtained from human blood donors. In addition, while it is the current standard by the FDA to treat biological drug products like interferon as “Well Characterized” biologics, a process for which chemical entities can have their identity, purity, impurities, potency, and quality controlled by chemical testing, Alferon®, as a natural interferon, does not lend itself well to such testing. Moreover, FDA continues to require that each lot or Alferon we produce be tested and released by the FDA before it can be distributed for commercial sales. Because of the complexity of the Alferon manufacturing process and these additional regulatory requirements, we believe that potential manufacturers of generic, or so-called “bio-similar,” drug products are focused on developing recombinant interferon products, rather than natural interferon products. For these reasons, we believe the expiration of this Alferon® composition patent in April 2013 should have no or little impact on the Company. Additionally, at the receipt of the FDA certification for the revised Alferon® manufacturing process and techniques in New Brunswick, NJ, it is our intention to file for additional patent protection.

Alferon® patent #5,676,942 which expired on October 14, 2014 and Alferon® patent #5,989,441 which was set to expire on December 22, 2017 but we let lapse, relate to a manufacturing methodology which is no longer in use. For this reason, we believe the expiration of these Alferon® patents should have no impact on the Company.

With respect to Ampligen®, the main U.S. CFS treatment patent (#6,130,206) expires October 10, 2017. Our main patents covering HIV treatment (#4,820,696, #5,063,209, and #5,091,374) expired on April 11, 2006, November 5, 2008, and February 25, 2009, respectively. Our U.S. Ampligen® Trademark (#73/617,687) has been renewed through December 6, 2018. New therapeutic use patent applications are pending including new patent applications for composition of alternative matter. On May 13, 2014, the United States Patent Office issued patent U.S. 8,722,874 titled “Double-Stranded Ribonucleic Acids with Rugged Physiochemical Structure and Highly Specific Biologic Activity” to inventors Carter, et al. and assignee Hemispherx. The patent claims a novel form of rugged dsRNA. Rugged dsRNA are nucleic acids with a unique composition and physical characteristic identified with high specificity of binding to Toll-Like Receptor 3 (TLR3), thereby conveying an important range of therapeutic opportunities. The newly discovered form of dsRNA has increased bioactivity and binding affinity to the TLR 3 receptor because of its reduced tendency to form branched dsRNA which can inhibit receptor binding. Pharmaceutical formulations containing the newly discovered nucleic acid as active ingredients, and methods of treatment with those formulations are also described in the issued patent. Hemispherx believes that the issuance of U.S. Patent 8,722,874 will help ensure that Hemispherx retains patent protection for novel formulations of Ampligen® products until at least 2029.

In September 2015, the European Patent Office granted the European version of U.S. Patent 8,722,874 with the same title as shown above to inventors Carter, et al. and assignee Hemispherx.

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

The following table summarizes our research and development costs for the years 2015, 2014 and 2013 by project (in thousands):

	2015	2014	2013
Ampligen® New Drug Application for the treatment of Chronic Fatigue Syndrome	$3,452	$3,650	$4,962
Alferon® LDO	—	1,231	3,173
Alferon N Injection®	4,586	4,107	—
Other projects	—	—	225
Total research and development	$8,038	$8,988	$8,360

Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “OUR PRODUCTS”, we cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. As of December 31, 2015, we had approximately $8,910,000 in Cash, Cash Equivalents and Marketable Securities, (inclusive of approximately $6,795,000 in Marketable Securities). Please see ITEM 1A. Risk Factors; “We may require additional financing which may not be available” below.

In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study’s design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. It can be reasonably anticipated that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA’s acceptance of the design, the final design of an acceptable Phase III clinical study design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations. Please see “We most likely will require additional financing which may not be available.” in Item 1A. Risk Factors below.

Chronic Fatigue Syndrome ("CFS")

Chronic Fatigue Syndrome (“CFS”), also known as Chronic Fatigue Immune Dysfunction Syndrome (“CFIDS”) and Myalgic Encephalomyelitis (“ME”) is a serious and debilitating chronic illness and a major public health problem. CFS is recognized by both the government and private sector as a significant unmet medical need, including the U.S. National Institutes of Health (“NIH”), FDA and the CDC. The CDC states on its website at http://www.cdc.gov/cfs/index.html that “Chronic fatigue syndrome, or CFS, is a devastating and complex disorder characterized by overwhelming fatigue that is not improved by bed rest and that may be worsened by physical or mental activity. People with CFS most often function at a significantly lower level of activity than they were capable of before the onset of illness.”

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

These symptoms should have persisted or recurred during six or more consecutive months of illness and they cannot have first appeared before the fatigue. CFS is a diagnosis of exclusion. Because no cause for CFS has been identified, current treatment programs are directed at relieving symptoms, with the goal of the patient regaining some level of function and well-being.

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

In April 2013, the FDA selected CFS to be the first disease in a series of meetings called Patient Focused Drug Development meetings. The two-day meeting with key stakeholders resulted in a report called The Voice of the Patient, published in September of 2013. In March 2014, FDA published the first ever Guidance for Industry Chronic Fatigue Syndrome/Myalgic Encephalomyelitis: Developing Drug Products for Treatment.

In February 2015, the Institute of Medicine (IOM) published a report, Beyond Myalgic Encephalomyelitis/Chronic Fatigue Syndrome; Redefining an Illness. The committee was charged by HHS with evaluating the current criteria for the diagnosis of ME/CFS and recommend clinical diagnostic criteria that would address the needs of health care providers, patients, and their caregivers. The primary message of the committee is “ME/CFS is a serious, chronic, complex, systemic disease that can profoundly affect the lives of patients.” The IOM since published a Report Guide for Clinicians. In October 2015, NIH Director Francis S. Collins, M.D., Ph.D. announced that NIH is strengthening its efforts to advance research on ME/CFS. In an interview with ME Action, December 2015, Collins described the range of possibilities – “everything from basic science to clinical trials for promising approaches, including Ampligen® and Rituximab”.

In May 1997, the FDA authorized an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. As of December 31, 2015, there were 29 patients participating in this open label treatment protocol taking treatment. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies. In 1997, we calculated the cost per dose (400mg) of Ampligen® to be $150 per dose consistent with the regulatory guidelines; however, we recently engaged an independent certified public accountant to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial in 2015.  The independent analysis disclosed a cost per 400mg dose of Ampligen® of $400, $200 per vial. We have requested authorization from the FDA to implement the new cost.  Existing patients utilizing Ampligen® may be qualified for a “Patient Assistance Program” for the CFS open label study to help mitigate the increase in cost.

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. Twenty-five subjects have been enrolled; twelve in Stage 1 and thirteen subjects in Stage 2.  The study is currently on hold pending the safety data on these 25 subjects being reviewed by the Data Monitoring Committee and authorization from the FDA is received to proceed with enrollment. As of December 31, 2015, there are no active subjects in the study.

In December 2013, we announced that we are supporting the University of Pittsburgh’s National Institutes of Health funded study (grant 1PO1CA132714) currently underway as part of the University’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of professor of surgery Pawel Kalinski, M.D., Ph.D. and involves the Chemokine Modulatory regimen developed by Dr. Kalinski’s group, has successfully completed the lowest tier of dose escalation in patients with resectable colorectal cancer under the clinical leadership of Dr. Amer Zureikat, an assistant professor of surgery. To date, 14 patients have been treated in this study. In addition, the University has initiated enrollment in an additional cancer study of peritoneal surface malignancies which includes Ampligen® as an adjuvant. To date, 32 patients have been treated.

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

In July 2015, we submitted an application for orphan drug designation to the European Medicines Agency (EMA) for Alferon® N to treat MERS and on January 6, 2016, the EMA forwarded to us both its Public Summary of Opinion and its record designation approving the Orphan Medicinal Products Designation for Alferon® N Injection, also known as interferon alfa-n3, as a potential treatment of MERS.

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

Our European subsidiary, Hemispherx Biopharma Europe N.V./S.A., has been formally notified of a positive opinion from the COMP (Committee on Medical Products) regarding its Orphan Medicinal Product Application for Ampligen®, an experimental therapeutic, to treat Ebola Virus Disease (EVD). The European Medicines Agency (EMA) published on May 22, 2015 both its Public Opinion Summary and its record designation approving the Orphan Medicinal Product Designation for Ampligen®, also known as rintatolimod experimental therapeutic, to treat Ebola Virus Disease (EVD).

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

We completed the construction of our $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon and Alferon API internationally are projected to begin as early as next quarter. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. We are currently working with equipment manufacturers, construction trades and vendors to assess the damage and curtail the amount of downtime to continue work needed to complete the FDA Pre-Approval-Inspection. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon N Injection®. In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. The Company has paid approximately $210,000 to Althea with regard to this open purchase commitment as of December 31, 2015 and has recorded this amount within work-in-process inventory.

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

On March 9, 2015, we executed an agreement with Emerge Health Pty Ltd. ("Emerge") to seek approval of Ampligen® for CFS in Australia and New Zealand and to commence distribution of Ampligen® in both countries on a named-patient basis, where deemed appropriate. The parties intend to collaborate on seeking regulatory approval from Australia's Therapeutic Goods Administration ("TGA") and New Zealand's Medicines and Medical Devices Safety Authority ("Medsafe"). Under this five-year exclusive license to sell, market, and distribute Ampligen in Australia and New Zealand to treat CFS, Emerge will implement regulatory-compliant programs to educate physicians about Ampligen® for CFS and seek orphan drug designation and approval of Ampligen® to treat CFS. Hemispherx will support these efforts and will supply Ampligen® at a predetermined transfer price. We have the right to buy out of the agreement at a price equal to three times Ampligen® sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three.

On August 3, 2015, we executed a multi-year agreement with Impatients, N.V. ("Impatients"), a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe, Turkey and Canada (the “Territory”) related to Chronic Fatigue Syndrome. MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, will perform EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx will support these efforts and will supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. The parties will establish a Joint Steering Committee composes of representative of both parties to oversee the EAP. On October 16, 2015, we amended the agreement with Impatients to include Alferon N® as part of the EAP as well as the inclusion of Brazil, Columbia and Chile within the definition of Territory which may provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails. We currently have inventory available for sale comprising of approximately 1,200 vials of clinical grade natural interferon Alpha-n3. We are currently working to sell this inventory of clinical grade natural interferon Alpha-n3 through the EAP in South America and Europe. We are reviewing the possibility of also selling the remaining work-in-process inventory through the EAP; however, this inventory has yet to go through the fill and finish process.  We continue to test the stability characteristics of our products; the results of which are used to determine appropriate storage conditions and expiration dates.  These tests are conducted routinely to extend the life of the product so long as the test results are positive.  Negative results would result in discarding the product. Sales are anticipated to start in early 2016.

On August 6, 2015, we executed an agreement with Emerge to seek approval of Alferon N Injection® in Australia and New Zealand and to commence distribution of Alferon® in both countries on a named-patient basis, for treating genital warts and other infections and diseases to which patients in Australia and New Zealand have become refractory to recombinant interferon. Hemispherx and Emerge will collaborate on seeking regulatory approval from Australia’s TGA and New Zealand’s Medsafe. Under a five-year exclusive license to sell, market, and distribute Alferon N Injection® in Australia and New Zealand, Emerge will implement regulatory-compliant programs to educate physicians about Alferon®. Hemispherx will support these efforts and will supply Alferon® at a predetermined transfer price. We have the right to buy out of the agreement at a price equal to three times Alferon® sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three.

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

We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. Prior to our construction phase, our laboratory and production facility in New Brunswick, New Jersey was approved for the manufacture of Alferon N Injection®. While our facility had been granted approval of its BLA by the FDA for the manufacture of Alferon®, this status will need to be reaffirmed as we have completed the facility’s enhancements and believe it will again be able to obtain FDA approval. However, there can be no assurance that this facility, or facilities owned and operated by third parties that are utilized in the manufacture of our products, will obtain and/or continue to maintain FDA approval. For information about the current status of our Ampligen® NDA please see “Our Products; Ampligen®” above.

HUMAN RESOURCES

As of March 15, 2016, we had personnel consisting of 30 full-time employees. Twenty-one (21) of the combined personnel are engaged in our research, development, clinical, and manufacturing effort with 9 performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.

While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.

DATA MONITORING COMMITTEE

We meet with experts from time to time in areas of clinical and scientific interest.

In May 2010, we formed a Data Monitoring Committee (“DMC”) that consists of two independent regulatory and medical experts along with a Biostatistics expert. The function of the DMC is to perform independent safety and efficacy analyses on our clinical trials. During 2013, 2014 and 2015, the DMC focused its attention on the clinical trial (AMP-600) in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert. As of December 31, 2015, 25 subjects have participated in this study. As required by the study’s protocol, the DMC has held three meetings and has reviewed the safety data on the first 12 subjects enrolled in Stage 1 and approved the study to proceed to Stage 2 which began in March 2014.

ITEM 1A:   Risk Factors

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-K. Among the key factors that have a direct bearing on our results of operations are:

Risks Associated with Our Business

No assurance of successful product development and finding co-development partners.

Ampligen® and related products. The development of Ampligen® and our other related products is subject to a number of significant risks. Ampligen® may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary right of third parties. Our investigational products are in various stages of clinical and pre-clinical development and require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, if ever, Ampligen® or our other products will be generally available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale (Please see the next Risk Factor and Part 1, Item I: “Business; Our Products; Ampligen®” for more information).

Alferon N Injection®. Although Alferon N Injection® is approved for marketing in the United States for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications. We face many of the risks discussed above, with regard to developing this product for use to treat other ailments (Please see the next Risk Factor and Part 1, Item I: “Business; Our Products; Alferon N Injection®” above for more information).

We are committed to a focused business plan oriented toward finding co-development partners with the necessary capital and expertise required to commercialize the many therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N®. If we are unable to find a suitable co-development partner to assist in the product development and commercialization of our experimental drugs and our FDA approved drug Alferon N®, we may be unable to continue or complete our development and commercialization of our products. In addition, there can be no assurance that such co-development partnerships would be on acceptable terms, or that such partnerships, will be acceptable from a profitability standpoint.

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

On February 1, 2013, we received a CRL from the FDA declining to approve our Ampligen® NDA for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. For more detailed information about the current status of our Ampligen® NDA please see Part 1, Item I: “Business; Our Products; Ampligen®” above.

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

In 2012, FDA reviewers raised certain questions about the status of our existing lots of older Work-In-Process Alferon® materials and Alferon® Active Pharmaceutical Product (“API”), which would need to be released by the FDA before those materials could be used in commercial product. After conducting all of the appropriate tests on samples of the inventory during 2013, we concluded that we could not alleviate certain questions the FDA had about the older Work-In-Process Alferon N Injection®. Accordingly, these lots were not submitted to the FDA to request release for commercial sale and their remaining dollar value was written-off. In the absence of FDA approvals for product manufactured from existing inventory, commercial sales of Alferon® will not resume until new batches of Alferon® inventory and API can be produced, filled and finished, and released by the FDA for commercial sale. (Please see Part 1, Item I: “Business; Our Products; Manufacturing” above for more information).

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of December 31, 2015, our accumulated deficit was approximately $292,999,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2015, we had approximately $8,910,000 in cash, cash equivalents and marketable securities (inclusive of approximately $6,795,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen® along with the manufacturing, marketing and distribution of our products, including Alferon N Injection®. We may also need additional capital to eventually commercialize and sell Ampligen® or Alferon® LDO and/or recommence and increase sales of Alferon N Injection® or our other products. We anticipate considering multiple options in an attempt to secure funding, including but not limited to such methods as the sales of additional equity, licensing agreements, partnering with other organizations, debt financing or other sources of capital. We may also review the possibility of selling the remaining work-in-process inventory through the EAP; however, this inventory has yet to go through the fill and finish process. International sales are anticipated to start in early 2016.

In December 2015, Hemispherx entered into an Equity Distribution Agreement with Chardan Capital Markets, LLC (the “Chardan Agreement”) to create an at-the-market equity program under which it may sell shares of its common stock from time to time through Chardan Capital Markets, LLC, as sales agent (“Chardan”). On December 15, 2015, prior to the filing the Prospectus Supplement for sales under the Chardan Agreement, the Company filed a Prospectus Supplement reducing all offerings pursuant to its existing equity distribution agreement with Maxim Group LLC to $0. Please see Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” in PART II and the Risk Factor “The trading price of our common stock has decreased significantly over the past year. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected” below.

As recently announced in the Company’s November 23, 2015 Current Report on Form 8-K, Dr. William A. Carter, the Company’s then Chairman of the Board, Chief Executive Officer and Chief Scientific Officer, and Thomas K. Equels, the Company’s current Chief Executive Officer, President, Executive Vice Chairman of the Board, Secretary and General Counsel, waived their rights under their respective employment agreements to any future payment of any incentive bonus related to the sale of the Company’s stock under any ATM equity distribution agreements. Dr. Carter and Mr. Equels voluntarily provided these waivers in an effort to preserve cash and to help the Company to ensure its short term commercialization goals.

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

While our facility is FDA approved under the BLA by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's upgrades for Alferon®. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex. Please see the Risk Factor “There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production. In addition, our inability to timely fix the issues caused by the recent flood in our manufacturing facility could hinder our ability sustain sales of our products, if and when such sales commence.” below for more information.

If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. For more information on Alferon N Injection® regarding potential commercial sales, please see PART I, Item I - "Business; Manufacturing”.

In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

We need to preserve and acquire enforceable patents covering the use of Ampligen® for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen® for such disease. We obtained all rights to Alferon N Injection®, and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our experimental drug, Ampligen®. We also have been issued patents on the use of Ampligen® in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen® in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen® as a sole treatment for any of the cancers which we have sought to target. For more information on Patents, please see PART I, Item I – “Business; Patents”.

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

There are a limited number of suppliers in the United States available to provide the raw and packaging materials for use in manufacturing Ampligen®. At present, we do not have any agreements with third parties for the supply of any of these materials. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. In addition, during the final stage of the manufacturing process for Alferon®, we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. We are currently working with equipment manufacturers, construction trades and vendors to assess the damage and curtail the amount of downtime to continue work needed to complete the FDA Pre-Approval-Inspection. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

If we are unable to obtain or manufacture the required materials, and/or procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® manufacturing, please see Part 1, Item I: “Business; Our Products; Manufacturing” above.

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

If we are unable to procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Alferon N Injection® and/or Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® and the commercial production of Alferon N Injection® and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® and Alferon N Injection® manufacturing, please see Part 1, Item I: “Business; Our Products; Manufacturing” above.

There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA or return to commercial, large-scale production. In addition, our inability to timely fix the issues caused by the recent flood in our manufacturing facility could hinder our ability sustain sales of our products, if and when such sales commence.

We completed the construction of our $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. The production of new Alferon® API inventory commenced in February 2015. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume. For more information, please see Part 1, Item I: “Business; Our Products; Manufacturing” above for more information. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

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

Our ability to manufacture at our manufacturing facility is also hampered and delayed by the recent flood. See Part I, Item 1. Business: “Marketing”.

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

Ampligen® has been produced to date in limited quantities for use in our clinical trials, and we are dependent upon a qualified third party supplier for the manufacturing, filling, finish and packaging process. The failure to continue these arrangements or to achieve other such arrangements on satisfactory terms could have a material adverse effect on us. In furtherance of the capital improvement program at our New Brunswick, NJ facility to upgrade our manufacturing capability to produce bulk quantities of Alferon N Injection® API, the validation phase of the Alferon® manufacturing project is currently underway. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume. For more information, please see Part 1, Item I: “Business; Our Products; Manufacturing” above. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all. The failure to obtain FDA approval of any of our manufacturing process would most likely have a materially adverse impact upon us.

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

The loss of services of key personnel could hurt our chances for success.

Our success is dependent on the continued efforts of our staff, especially certain doctors and researchers The loss of the services of personnel key to our operations could have a material adverse effect on our operations and chances for success. The loss of key personnel or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives. Mr. Equels is a key employee with reference to operational and financial management.

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

Four Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities.

As described in Part I; Item 3. Legal Proceedings, four shareholder derivative actions have been filed alleging various state law breach of fiduciary duty, waste of corporate assets and unjust enrichment claims along with seeking monetary damages, costs, attorneys' fees, and equitable and injunctive relief. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management.

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

We rely upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product development and commercialization efforts could be delayed.

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

Our common stock is listed for quotation on the NYSE MKT. For the year ended December 31, 2015, the trading price of our common stock has ranged from $0.33 to $0.06 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against companies in our industry. In this regard, please see “Four Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities" above.

Our stock price may be adversely affected if a significant amount of shares is sold in the public market.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered 77,849,014 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the EDA with Maxim. Effective December 15, 2015, we halted all future offers and sales of our Common Stock under the EDA with Maxim and reduced the amount of potential future offers and sales under the EDA to $0.00. Between July 23, 2012, the date of the EDA, and December 15, 2015, we sold an aggregate of 106,581,461 shares of Common Stock pursuant to the EDA for aggregate gross proceeds of $47,453,220. On December 15, 2015, we filed a prospectus supplement to the issuance and sale of up to $7,941,000 of our common stock from time to time through our sales agent, Chardan Capital Markets, LLC. Please see Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” in PART II

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of substantial amounts of our common stock in the public market, including additional sale of securities pursuant to the EDA with Chardan or otherwise under the universal shelf registration statement or upon exercise of outstanding options, could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

The trading price of our common stock has decreased significantly over the past year and, as a result, the NYSE MKT has informed us that we are not in compliance with the standards for continued listing on the NYSE MKT. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected.

Our stock price has fallen throughout 2015 from a closing price of $0.25 on January 2, 2015 to a closing price of $0.08 on December 31, 2015. This decrease in the trading price has hindered our ability to raise funds from the sale of shares under the Chardan Agreement or in other equity related funding transactions. In addition, as discussed below, if we are unable to raise the trading price, we risk delisting of our stock on the NYSE: MKT. Should our stock be so delisted, stockholders’ ability to sell their shares in the open market most likely will be adversely affected even if the shares are then quoted for trading on an interdealer quotation system such as the OTCBB or OTC Markets.

On March 15, 2016, we received written notice from the NYC MKT LLC (the “NYSE MKT”) that we are not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE MKT Company Guide because our common stock has been selling for a low price per share for a substantial period of time. The NYSE MKT has determined that the continued listing of our common stock is predicated on the Company affecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time. We have until September 15, 2016 to demonstrate compliance.

We plan to seek stockholder approval of a reverse stock split at the Annual Stockholders’ Meeting which we anticipate holding in late August 2016. In the interim, we will continue to actively pursue our new honed business focus in the hopes that such actions will increase stockholder value and raise the price of our common stock. We cannot assure that our actions will demonstrate compliance with the NYSE MKT. If our common stock is delisted from trading on the NYSE MKT, the market for our common stock most likely will be adversely affected.

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

ITEM 3.	Legal Proceedings.

(a)	Stephanie A. Frater v. Hemispherx Biopharma, Inc., William A. Carter, David Strayer and Wayne Pambianchi, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:12-cv-07152-WY.

(b)	Mark Zicherman v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Iraj E. Kiani, William M. Mitchell, Richard C. Piani, David Strayer and Charles T. Bernhardt, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:13-cv-00243-WY.

(c)	Michael Desclos v. Hemispherx Biopharma, Inc., William A. Carter, Charles T. Bernhardt, Thomas K. Equels, David R. Strayer, Richard C. Piani, William M. Mitchell, and Iraj E. Kiani, First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, March 2013 Term, No. 110.

(d)	Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., William A. Carter, Charles T. Bernhardt, Thomas K. Equels, David R. Strayer, Richard C. Piani, William M. Mitchell, and Iraj E. Kiani, First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, April 2013 Term, No. 3458.

(e)	Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Richard C. Piani, William M. Mitchell, Iraj E. Kiani and Robert E Peterson, Chancery Court of the State of Delaware June 18, 2013, Case No. 8657.

(f)	Charles T. Bernhardt III v. Hemispherx Biopharma, Inc., Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino; Court of Common Pleas of Philadelphia County, Philadelphia, PA; Case: February Term, 2014 No. 000784.

(g)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 9-549-GMS.

(h)	William A. Carter v. Hemispherx Biopharma, Inc., U.S. District Court for the Southern District of Florida February 19, 2016 Case No. 1:16-cv-20597.

(a) On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendants' motion to dismiss the Amended Complaint, and on February 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for completion of all fact discovery. On February 25, 2014, defendants filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. After conducting significant fact discovery, the parties reached an agreement in principle to settle all claims on December 31, 2014. However, the settlement is subject to the Court's issuance of an order finally approving the terms of the parties' settlement agreement in all material respects. On March 11, 2015, the parties filed a joint motion with the Court seeking an order, inter alia, granting preliminary approval of their settlement agreement, preliminarily certifying a class for settlement purposes, and setting a date for a final settlement hearing. On April 8, 2015, the Court granted the parties’ joint motion, and entered an Order preliminarily approving the parties’ settlement, preliminarily certifying a class for settlement purposes, directing issuance of notice, and scheduling the final approval hearing for July 22, 2015. On July 22, 2015, the Court held the final approval hearing to determine whether the parties’ settlement is fair, reasonable and adequate and should be approved, and on the same date entered an Order granting final approval of the parties’ settlement. No Company funds were used to pay the settlement, which was paid from the Company’s insurance coverage. The settlement did not contain any admission of fault or wrongdoing by Hemispherx or any of the individual defendants. No appeal was filed.

(b) On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File. On April 11, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On January 28, 2015, on request of the parties, the Court entered an Order continuing the temporary stay, subject to the requirement that the parties submit an updated joint status report within ten days of the court’s entry of an order granting or denying the securities class action parties’ motion for preliminary approval of their settlement agreement. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. After it is finalized and executed, the parties’ settlement agreement will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects.

(c) On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. After it is finalized and executed, the parties’ settlement agreement will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects.

(d) On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement to settle all claims. After it is finalized and executed, the parties’ settlement agreement will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects. (e) On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. Following briefing and oral argument on the motion to dismiss, the Court denied the SLC’s motion on August 18, 2015, but did dismiss the claims against former officer Robert E. Peterson. On October 13, 2015, Plaintiffs filed a Verified Amended Derivative and Class Action Complaint, asserting additional claims for breach of fiduciary duty against Board member Peter W. Rodino, declaratory judgment with respect to certain bonuses paid to officers of the Company, and a class action claim for breach of fiduciary duty against the current Board in connection with the solicitation of votes in advance of the Company’s 2015 annual meeting. The Amended Complaint also removed all of the dismissed claims against Mr. Peterson. The Company and all individual defendants except former Board member Richard C. Piani answered the Amended Compliant on November 19, 2015. The Court entered a scheduling order on December 2, 2015, and the Company anticipates discovery will continue through the second quarter of 2016. On January 5, 2016, the parties agreed to suspend all litigation for 60 days and to attempt to resolve the action through mediation. The parties engaged in a mediation on February 10, 2016, and although no resolution was reached within the 60 days, the parties continue to negotiate with the hope of reaching a settlement.

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

(f) On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his resignation from employment as Chief Financial Officer of the Company. The claims against the Company as set forth in the Second Amended Complaint include breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement. The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement. In addition to compensatory damages of $275,824.09 on all counts, Bernhardt’s claim also includes a demand for attorneys’ fees and liquidated damages under the WPCL. The Company and individual defendants have filed an Answer, New Matter and Counterclaims. On February 11, 2015 the Company and individual defendants filed First Amended Answer, New Matter and Counterclaims which assert claims for Injurious Falsehood/Corporate Disparagement, Defamation, Replevin, Conversion, Common Law Trademark Infringement, Demand for Permanent Injunction Based on Conversion, and Demand for Permanent Injunction based on Common Law Trademark Infringement. On March 17, 2015, Bernhardt responded to the Company’s claim. In October 2015, all parties to the suit agreed to a full and final settlement of the action. Negotiations of the terms of the settlement agreement have been concluded, and said agreement is currently in circulation for execution by all parties as a prerequisite to the formal dismissal of the court action. Under the terms of said agreement, the Parties have agreed to a full and amicable resolution of all claims.

(g) Cato Capital, LLC ("Cato") brought suit against the Company on July 31, 2009, in the United States District Court for the District of Delaware (the "Court"), alleging that under a November 2008 agreement between Cato and Hemispherx, Hemispherx owes Cato a placement fee arising from subsequent Hemispherx financing and investment transactions. Hemispherx disputed these allegations, asserting that Cato failed to comply with the provisions of its own contract. The Amended Complaint sought damages in the amount of $9,830,000.00 plus attorneys' fees and punitive damages. Pursuant to an indemnification responsibility, Hemispherx has also retained this firm to undertake the defense of the Sage Group.The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On September 29, 2014, the Court found in favor of Hemispherx and Sage on all counts, and dismissed Cato’s claims in their entirety. On January 13, 2015, the Court granted the Company’s motion for attorney’s fees and costs and awarded the Company $770,852.76.

On October 24, 2014, Cato filed a notice of appeal of the Court’s September 29, 2014 decision in the United States Court of Appeals for the Third Circuit (the “Third Circuit”). On March 3, 2015, Cato filed its Brief in the Third Circuit. The Company’s Brief in Response was filed on April 6, 2015, with a Reply Brief by Cato filed on April 19, 2015. The Court of Appeals conducted Oral Argument on July 16, 2015. On August 21, 2015 the Court of Appeals affirmed the judgment of the District Court. On September 9, 2015 Cato sought reconsideration of the decision through re-argument or re-hearing by the en banc Court of Appeals. On September 17, 2015 the Court of Appeals denied Cato’s requests. On October 1, 2015 Hemispherx filed for additional costs and fees to be added to its existing judgment. The Court has not yet ruled on that request. The mandate has been returned to the District Court for additional proceedings arising from Hemispherx’ judgment. Hemispherx is pursuing collection of the amount of $770,852.76 together with additional attorney fees and costs which may be awarded by the Court.

(h) On February 19, 2016, a complaint was filed against the Company by William A. Carter in the United States District Court for the Southern District of Florida. The Complaint seeks damages against the Company for the alleged wrongful termination of the Plaintiff, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, pursuant to an Engagement Agreement and an Employment Agreement, breach of each such agreement, and for unpaid wages and unlawful retaliation.  The Complaint was served on February 26, 2016. The Response is due on March 17, 2016.  A scheduling order was entered by the Court on February 25, 2016, setting the deadline for the submission of a Joint Scheduling Report and a Joint Proposed Scheduling Order within twenty (20) days of the appearance of the Defendant. No other orders have been entered by the Court. The Company believes that the claims asserted in the Complaint are without merit, and intends to vigorously defend these actions.

Summation.

In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified in Contingency (b), (c), (d), (e), (f) and (h). There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the year ended December 31, 2015 and the year ended December 31, 2014. Also, with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In 2015, we issued 2,558,779 shares of common stock in payment to vendors and consultants for services rendered.

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

	High	Low
COMMON STOCK
Time Period:
January 1, 2015 through March 31, 2015	$0.33	$0.21
April 1, 2015 through June 30, 2015	$0.29	$0.20
July 1, 2015 through September 30, 2015	$0.21	$0.14
October 1, 2015 through December 31, 2015	$0.18	$0.06

January 1, 2014 through March 31, 2014	$0.55	$0.25
April 1, 2014 through June 30, 2014	$0.42	$0.31
July 1, 2014 through September 30, 2014	$0.36	$0.26
October 1, 2014 through December 31, 2014	$0.40	$0.22

As of March 1, 2016, there were approximately 196 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

On March 1, 2016, the last sale price for our common stock on the NYSE MKT was $0.16 per share.

We have not paid any cash dividends on our Common Stock in recent years. It is management's intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of our business.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	14,028,248	$1.45	8,344,275

Equity compensation plans not approved by security holders:	1,766,196	$0.48	-

Total	15,794,444	$1.34	8,344,275

ITEM 6.	Selected Financial Data (in thousands except for share and per share data).

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2015 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

Year Ended December 31	2011	2012	2013	2014	2015
Statement of Operations Data:
Revenues and license fee income	$161	$213	$150	$197	$133
Total costs and expense(1)	14,456	20,553	17,317	19,296	16,783
Interest expense and financing costs	41	24	16	11	3
Redeemable warrants valuation adjustment	(2,425)	(85)	(281)	(14)	-
Net loss	(9,015)	(17,354)	(16,225)	(17,450)	(15,230)
Net loss applicable to common stockholders	(9,015)	(17,354)	(16,225)	(17,450)	(15,230)
Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.10)	$(0.09)	$(0.06)
Shares used in computing basic and diluted net loss per share	135,432,395	141,016,935	167,325,584	188,291,976	236,151,781
Balance Sheet Data:
Working capital	$26,717	$32,079	$16,020	$12,071	$8,138
Total assets	43,513	57,699	31,867	29,440	22,804
Debt, net of discount	1,695	7,051	—	—	—
Stockholders’ equity	37,965	44,700	29,298	25,004	20,371
Cash Flow Data:
Cash used in operating activities	(10,096)	(13,136)	(16,901)	(13,964)	(16,053)
Capital expenditures	$(1,802)	$(5,755)	$(898)	$(504)	$(240)

(1)	General and Administrative expenses include stock compensation expense of $377, $356, $376, $326 and $181 for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2015. This information should be read in conjunction with ITEM 6 – “Selected Financial Data” and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K.

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

We have recently taken significant actions to reserve capital and hone our business and management structure so we can better define and achieve our commercial goals. These actions have included listing for sale underutilized assets, aggressively pursuing international sales of clinical grade materials and implementing a strong financial austerity plan. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our approved drug Alferon N. We are making creating stockholder value and delivering much needed therapies to patients its prime objectives.

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

RESULTS OF OPERATIONS

Year ended December 31, 2015 versus year ended December 31, 2014

Net Loss

Our net loss was approximately $15,230,000 and $17,450,000 for the year ended December 31, 2015 and 2014, respectively, representing a decrease in loss of approximately $2,220,000 or 13% when compared to the same period in 2014. This decrease in loss for period was primarily due to the following:

1)	a decrease in general and administrative expense of $1,910,000 or 21%;

2)	an increase in the gain from sale of income tax net operating losses of $248,000 or 22%; offset by

3)	an decrease in research and development expense of $950,000 or 11%; offset by

4)	an increase in production costs of approximately $347,000 or 28%; and

5)	A decrease in interest and other income of approximately $301,000 or 45%.

Net loss per share was $(0.06) and $(0.09) for the year ended December 31, 2015 and 2014, respectively. The weighted average number of shares of our common stock outstanding as of December 31, 2015 was 236,151,781 as compared to 188,291,976 as of December 31, 2014.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $133,000 and $197,000 for the year ended December 31, 2015 and 2014, respectively. Although there was a slight increase in the patients utilizing Ampligen® in 2015, there was a decrease in revenue of $64,000 or 33% primarily due to a lower dosage being prescribed to patients utilizing Ampligen® during the current period. For the years ended December 31, 2015 and 2014, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $1,598,000 and $1,251,000, respectively, for the year ended December 31, 2015 and 2014. This increase of approximately $347,000 or 28% was primarily due to charges to inventory of $117,000 resulting from vials removed from inventory for testing purposes and losses incurred during the manufacturing process. The remaining increase in production costs of $213,000 was mainly due to an increase in facility costs related to the manufacturing of Alferon N Injection®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the year ended December 31, 2015 were approximately $8,038,000 as compared to $8,988,000 for the same period a year ago, reflecting a decrease of approximately $950,000 or 11%. The primary reason for the decrease in research and development costs was due to a decrease in clinical trial costs of $122,000 associated with the conclusion of our University of Washington study in 2014 utilizing Ampligen® as an adjuvant in optimally treated breast cancer patients as data from these patients was evaluated and resources were directed to other projects, a decrease in bonus charges to executive officers of $628,000, a decrease in charges of $228,000 associated with the abandonment of patents and a decrease in research and development costs of $131,000 associated with Ampligen®. This was offset by an increase in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection® of $232,000 during the period.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the year ended December 31, 2015 and 2014, were approximately $7,147,000 and $9,057,000, respectively, reflecting a decrease of approximately $1,910,000 or 21%. The decrease in G&A expenses in 2015 was mainly due to lower legal fees of $1,495,000 associated with various legal proceedings as compared to the prior period (see "Part I; Item 3: Legal Proceedings" for details) as well as a decrease in bonus charges to executives of $513,000 as compared to the prior period.

Interest and Other Income

Interest and other income for the year ended December 31, 2015 and 2014 were approximately $364,000 and $665,000, respectively, representing a decrease of approximately $301,000 or 45%. The primary cause for the decrease in investment income during the current year was primarily due to lower cash available for investment purposes as compared to the prior period.

Impairment Loss from Marketable Securities

Impairment loss from marketable securities was $315,000 and $145,000, respectively, for the years ended December 2015 and 2014. Our analysis in 2015 of the trading value for marketable securities for the year ended December 31, 2015 resulted in an observation that some of our investments had experienced a decrease in market value for a period of longer than the last twelve consecutive months. Accordingly, an estimated impairment loss of $315,000 was recognized in 2015 for the sustained decrease in the respective market value as compared to $145,000 in the prior period.

Sale of New Jersey Tax Net Operating Loss

In January 2015, the Company effectively sold $14,291,000 of its approximately $28,000,000 of New Jersey state net operating loss carryforwards (for the year 2013) for approximately $1,374,000. In February 2014, we effectively sold $13,900,000 of our approximately $25,000,000 of New Jersey state net operating loss carryforwards (for the year 2012) for approximately $1,126,000, representing an increase in cash gain of $248,000 or 22% (see “Note 13: Funds Received from Sale of Income Tax Net Operating Losses”) for the year ended December 31, 2015 as compared to the same period in 2014.

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

Liquidity and Capital Resources

Cash used in operating activities for the year ended December 31, 2015 was approximately $16,053,000 compared to approximately $13,964,000 for the same period in 2014, an increase of $2,089,000 or 15%. Excluding the proceeds from the sale of New Jersey Net Operating Loss carry-forwards, cash used in operating activities for the year ended December 31, 2015 increased by approximately $2,337,000 or 15% over the comparable period in 2014. The primary reason for this increase in 2015 was due to: 1) the payout of 2014 executive incentive bonuses for approximately $1,831,000 reflected in accrued expenses; 2) an increase in inventory of $1,326,000 during the year ended December 31, 2015; and 3) a change in accounts payable balances of $196,000 due to the timing of payments between periods.

As of December 31, 2015, we had approximately $8,910,000 in cash, cash equivalents and marketable securities inclusive of approximately $6,795,000 in Marketable Securities, representing a decrease of approximately $7,198,000 or 45% from December 31, 2014. The primary reason for the decrease in cash, cash equivalents and marketable securities during the year ended December 31, 2015 was the result of cash being utilized in operating activities of $16,053,000 being partially offset by cash provided by financing activities of $9,681,000 primarily from the sale of 40,995,890 shares sold pursuant to the ATM during the year ended December 31, 2015 (see below and "Note 7: Stockholders' Equity”). The Company received proceeds of $6,842,000 from the sale and maturity of marketable securities during the year ended December 31, 2015 whereby the proceeds were utilized in cash flow used in operations. In an effort to conserve cash, we conducted an analysis of our research and development programs as well as our staffing levels within our New Jersey manufacturing facility. Our analysis disclosed an ability to gain efficiencies and eliminate redundancies within our staffing which will result in a decrease in cash flow used in operations in 2016 and beyond. If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. However, there is no assurance that such financing will be available.

On March 15, 2016, we received written notice from the NYSE MKT that we were not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE MKT Company Guide because the Company’s common stock has been selling for a low price per share for a substantial period of time. The NYSE MKT has determined that the continued listing of our common stock is predicated on the Company affecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time. We have until September 15, 2016 to demonstrate compliance.

We plan to seek stockholder approval of a reverse stock split at the Annual Stockholders’ Meeting which we anticipate holding in late August 2016. In the interim, as discussed below, we will continue to actively pursue our new honed business focus in the hopes that such actions will increase stockholder value and raise the price of our common stock. We cannot assure that our actions will demonstrate compliance.

We have been reexamining our fundamental priorities in terms of direction, corporate culture and our ability to fund operations. As a result, there have been significant changes at the Company in the past few months. The CEO of the Company was terminated and the Board of Directors has made several changes to the Company’s executive management team to provide effective and competent leadership that, management believes, will properly position the Company to achieve its commercial goals and increase stockholder value. Recent actions include listing for sale underutilized assets, aggressively pursuing international sales of clinical grade materials, and implementing a strong financial austerity plan. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of its experimental drug and its approved drug Alferon®. A co-development partner may help in the acceleration of the commercialization of many of our potential experimental drugs as they have access to additional resources and capital; however, there can be no assurance that such co-development partnerships will be on acceptable terms, or that such partnerships, will be acceptable from a profitability standpoint. Management’s primary objectives are to create stockholder value and deliver much needed therapies to patients. In this regard, since the implementation of these actions, the stock price of the Company’s common stock has increased from approximately $0.10 prior to the implementation of these actions, to a high of $0.19 and, as of the March 23, 2016, the closing price on the NYSE MKT was $0.13. There is no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE MKT, subject to the Company’s compliance with other listing standards. See “Item 1A-Risk Factors; The trading price of our common stock has decreased significantly over the past year and, as a result, the NYSE MKT has informed us that we are not in compliance with the standards for continued listing on the NYSE MKT. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected”.

We have executed an agreement with Impatients ("myTomorrows") on a collaboration to provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails in South America and Europe. We currently have inventory available for sale comprising of approximately 1,200 vials of clinical grade natural interferon Alpha-n3. We are currently working to sell this inventory of clinical grade natural interferon Alpha-n3 through our Early Access Program ("EAP") in South America and Europe. We are reviewing the possibility of also selling the remaining work-in-process inventory through the EAP; however, this inventory has yet to go through the fill and finish process. International sales are anticipated to start in early 2016.

On November 23, 2015, Dr. Carter and Mr. Equels waived their rights under their respective employment agreements to any future payment of any incentive bonus related to the sale of the Company’s stock or other securities by, or on behalf of, the Company pursuant to the Maxim Equity Distribution Agreement or any similar or successor ATM equity distribution agreement. Dr. Carter and Mr. Equels voluntarily provided these waivers in an effort to preserve cash and to help the Company to ensure its short term commercialization goals.

On January 26, 2016, the Board, based on the recommendation of its Compensation Committee, established two programs - the 2016 Senior Executive Deferred Cash Performance Award Plan for Dr. William A. Carter and Thomas K. Equels, the Company’s two primary executive officers (the “Executive Plan”), and the 2016 Voluntary Incentive Stock Award Plan for Company employees and Board members other than Dr. Carter and Mr. Equels (the “Employee Plan”). Both Plans include a Base Pay Supplement provision.

The Executive Plan

The Executive Plan was established to both conserve cash and create appropriate incentives for senior executives to be rewarded based upon the performance of the Company. The two participants are Dr. William A. Carter, the Company’s former Chairman of the Board, Chief Executive Officer and Chief Scientific Officer, and Thomas K. Equels, the Company’s current Chief Executive Officer, President, Executive Vice Chairman of the Board, Secretary and General Counsel (the “Executives”). Dr. Carter’s participation in the Plan ended upon his termination of employment. As recently amended, the Executive Plan provides for a change to the amount to be withheld from salary and director’s fees (collectively, “Compensation”) of Mr. Equels for the 3-month period commencing February 1, 2016 for the semi-monthly payroll period ended February 15, 2016 (the “Initial Period”) and thereafter. For the payroll periods ended on February 15 and 29, 2016, 50% of Mr. Equels’ Compensation was withheld. For the remainder of the Initial Period, 100% of Mr. Equels’ Compensation is being withheld. Following the Initial Period and during any period the Executive Plan is in effect, the percentage withheld from Mr. Equels’ Compensation shall be at least 50% thereof, provided that any amounts in excess of 50% shall be as agreed upon by the Committee and Mr. Equels. Notwithstanding the foregoing, the amount of Compensation to be withheld during any periods commencing on and after March 1, 2016 shall not include the amount necessary, on an after-tax basis, to fund applicable FICA, FUTA and other governmental welfare benefit taxes (both federal and state) and any health or other insured benefits for which Mr. Equels contributes to the cost.

The Executive Plan will be in effect for three months beginning with the commencement of the Employee Plan described below and may be extended for additional periods of three months thereafter subject to termination by the Company with the approval of the Board. The Executive Plan will be in effect during any period in which Employee Plan is in effect. The Executives will participate during each three-month period the Executive Plan is in effect (each such period, an “Executive Plan Period”). By participating in the Executive Plan, each Executive has authorized the Company to withhold 50% of the sum of his salary, consulting and director’s fees on each semi-monthly payroll date (each, a “Withholding Date”) occurring during the applicable Executive Plan Period. The Company will establish and maintain a record of the dollar amount withheld on each Withholding Date (each, a “Withheld Dollar Amount”) and the closing price of a share of the Company’s common stock (the “Stock”) on the NYSE MKT on the last trading day preceding the Withholding Date (each, a “Base Stock Price”).

On the 9-month anniversary of each Withholding Date (each, a “Payment Date”), if the Payment Condition, as defined below, in respect of the Withheld Dollar Amount on such Withholding Date is satisfied, the Company will pay the Executive an amount in cash (the “Performance Cash Payment”) equal to (a) the product of the applicable Withheld Dollar Amount multiplied by a fraction, the numerator of which will be the closing price of the Stock on the NYSE MKT for the last trading date preceding the Payment Date (a “Payment Stock Price”), and the denominator of which will be the applicable Base Stock Price, less (b) the minimum withholding taxes due in respect of such payment. The Payment Condition is that the closing price of the Stock for at least five (5) successive trading days during the period beginning on the applicable Withholding Date and ending on the applicable Payment Date must have been at least $0.20 per share. If the Payment Condition is not fully satisfied with respect to a Withheld Dollar Amount then the Performance Cash Payment will be zero and the Senior Executives will lose the entire amount withheld.

The Company believes that this combination of a large compensation holdback coupled with the Executives’ ability to recoup this amount and possibly more aligns the Executives’ compensation to their performance and rewards them only if they are able to increase stockholder value and penalizes them if they fail to achieve the minimum floor stock price of $.20 per share for several successive days. This enhances the incentives related to improving the Company’s business and raising its stock price.

The Executive Plan is administered and interpreted by the Compensation Committee. The Compensation Committee has the authority to make appropriate adjustments to the Base Stock Price and the Payment Stock Price to reflect stock splits and stock combinations.

The Employee Plan

Pursuant to the Employee Plan, all full-time employees and directors, other than Dr. Carter and Mr. Equels may participate in the plan. The Employee Plan will be in effect for three months commencing on February 1, 2016 and may be extended for additional periods of three months thereafter subject to termination by the Company with the approval of the Board. Eligible employees and directors may elect to participate during any three-month period the Employee Plan is in effect (each, an “Employee Plan Period”) subject to election prior to the commencement of any such period Employees and Directors who elect to participate in the Employee Plan (the “Participants”) may elect to cease their participation at the end of any Employee Plan Period.

By electing to participate in the Employee Plan, an employee will be authorizing the Company to withhold 20% of the employee’s salary on each semi-monthly payroll date and a director will be authorizing the Company to withhold 20% of the director’s fee on each semi-monthly payment date (each a “Withholding Date”) occurring during the applicable Employee Plan Period. On each Withholding Date, the Participant will be issued an Incentive Right for a number of shares of Stock, less applicable withholding taxes. The number of shares (the “Participant’s Amount”) will be computed by dividing the applicable salary/fee withheld for the period by the closing price of the Stock on the NYSE MKT on the trading day immediately preceding the Withholding Date. The Company will establish and maintain a record of the number of shares of Stock represented by each Incentive Right. Such number of shares of Stock represented by an Incentive Right will be subject to appropriate adjustment in the event of a stock split or stock consolidation.

Any employee earning salary at a rate of less than $75,000 per year may make an Election discussed above, to participate by authorizing the Company to withhold, at the employee’s option, 10% or 20% of the employee’s salary during such Employee Plan Period.

Each Participant may make an Election in writing to receive the Participant’s Amount, on the 6-month, 9-month or 12-month anniversary of each Withholding Date. In the absence of an election, the Participant will be paid on the 6-month anniversary of the applicable Withholding Date.

On the anniversary date on which the Participant is to be paid in accordance with his or her election (the “Payment Date”), the Company will determine, for tax withholding and basis purposes, the value of each Participant’s Amount for which payment is being made. The value on the Payment Date will be based on the closing price of a share of Stock on the NYSE MKT for the trading day preceding the Payment Date. On any date Stock is to be issued, the number of shares needed for sale to cover the related withholding taxes will be determined by the Company and communicated to the Participant. Unless the Participant elects prior to the commencement of the applicable Employee Plan Period to pay the withholding tax dollar amount directly to the Company on or before the Payment Date, the Company will withhold the required minimum withholding tax from any amounts due the Participant on such Payment Date by either, in its discretion, (a) reducing the number of shares of Stock to be issued to the Participant by the number of shares of Stock having a value equal to the applicable withholding taxes or (b) causing to be sold on the open market that number of shares of Stock issued to the Participant which is necessary to fund the payment of the withholding tax.

The Employee Plan is administered and interpreted by the Compensation Committee.

The Company will arrange, at its cost, for a registered brokerage firm to establish a trading account for each Participant. Shares of Stock being delivered under the Employee Plan will be transferred to that account. Delivery of shares of Stock under the Employee Plan will constitute taxable income to a Participant at the time the shares of Stock are delivered and will be subject to payroll taxes. The Company will bear all costs related to selling shares of Stock awarded under the Employee Plan in such amount as necessary to pay any withholding taxes. During the period a Participant remains an active employee or a Director, the Company will bear (i) the charges of the brokerage firm for the maintenance of the account, (ii) any transaction costs related to the transfer of shares by the Company into the account and (iii) transaction costs related to the sale of shares of Stock from the account.

All full-time employees have opted to participate in the Employee Plan.

The Employee Plan is an “Employee Wages or Hours Reduction Program” within the meaning of Article 2 of the Amended and Restated Hemispherx Biopharma, Inc. 2009 Equity Incentive Plan.

Base Pay Supplement

All Participants in either plan will be awarded an amount (the “Approval Award”) equal to 30% of the pre-tax amount of their base annual salary upon FDA Approval of Ampligen (the “Approval”). The Approval Award will be paid within three months following the Approval. In addition, all Participants in either plan will be awarded an amount (the “Pre-Approval Award”) equal to 30% of the pre-tax amount of their annual salary upon the successful pre-approval inspection by the FDA of the Alferon facility (the “Pre-Approval”). The Pre-Approval Award will be paid within three months following the Pre-Approval. A Participant will not qualify for the Approval or Pre-Approval Award if the Participant’s employment is terminated prior to such Approval or Pre-Approval due to (i) termination by the Company for Cause or (ii) voluntary termination by the Participant.

In its February 1, 2013 CRL, the FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Until we undertake the end-of-review conference(s) with the FDA, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Please see “Part II; Item 1A. Risk Factors; “We may require additional financing which may not be available.”. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. We anticipate that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the study plan, the final design of an acceptable Phase III clinical study protocol, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations which may require additional financing which may not be available.

On July 23, 2012, we entered into an equity distribution agreement with Maxim (the "EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. We have no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. Up until August 4, 2015, the shares were being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. Since August 4, 2015, the shares are being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on August 4, 2015 (the “2015 Universal Shelf”).

On August 4, 2015, the Company and Maxim Group LLC amended their July 23, 2012 EDA solely for the purpose of adding the registrant’s new registration statement on Form S-3 (File No 333-205228) to the definition of “registration statement” as the old registration statement expired.

On August 5, 2015, the Company filed an updated Prospectus Supplement to reflect that sales under the EDA are now being conducted pursuant to the 2015 Universal Shelf. In addition, On September 16, 2015, the Company's stockholders removed the limitations and restrictions on 67,000,000 shares. The Company's stockholders approved up to an additional 60,000,000 shares for use in capital raising transactions and 7,000,000 shares for use in the Equity Plan of 2009.

Through December 15, 2015, we sold an aggregate of shares that resulted in net cash proceeds of approximately $45,930,000 after commissions paid to Maxim for approximately $1,524,000 (see “Note 7: Stockholders' Equity” to the financial statements attached hereto). On December 15, 2015, the Company filed a Prospectus Supplement reducing all offerings pursuant to its existing equity distribution agreement with Maxim Group LLC to $0.

On December 15, 2015, we entered into an Equity Distribution Agreement with Chardan Capital Markets, LLC (the “Chardan Agreement”) to create an at-the-market equity program under which we may sell shares of our common stock from time to time through Chardan Capital Markets, LLC, as sales agent (“Chardan”). Under the Chardan Agreement, Chardan will be entitled to a commission at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the Chardan Agreement. Sales of the Shares, if any, under the Chardan Agreement may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Chardan. The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Chardan Agreement or terminate the Chardan Agreement.

The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-205228). On December 16, 2015, the Company filed a Prospectus Supplement relating to the Chardan offering with the Securities and Exchange Commission. In 2015, no shares were sold under the Chardan Agreement. The impact of the fund raising effort through the EDA is reflected in the "Consolidated Statements of Cash Flows" comparing the various financing activities for the year ended December 31, 2015 and 2014, respectively. Unless and until the market price of our common stock increases significantly our ability to raise substantial funds from the sale of shares under the Chardan offering or other sales of our equity is hindered (see Part I. Item 1A. Risk Factors - “The trading price of our common stock has decreased significantly over the past year. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected”).

There can be no assurances that, if needed, we will be able to raise adequate funds from these or other sources or enter into licensing, partnering or other arrangements to advance our business goals. Our inability to raise such funds or enter into such arrangements, if needed, could have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash. Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, acquisitions of intellectual property or assets, enhancements to the manufacturing process, competitive and technological advances, the regulatory processes including the commercializing of Ampligen® products or new utilization of Alferon® products. See Part II, Item 1A. Risk Factors; “We may require additional financing which may not be available."

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

	(dollars in thousands) Obligations Expiring by Period
Contractual Cash Obligations	Total	2016	2017	2018	2019	2020

Capital Leases	$1	$1	$—	$—	$—	$—
Manufacture clinical batches - Ampligen®	700	700	—	—	—	—
Manufacture validation batches - Alferon®	622	622	—	—	—	—
Operating Leases	386	157	161	68	—	—

Total	$1,709	$1,480	$161	$68	$—	$—

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

Concentration of Credit Risk

Our policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being credit worthy, or in short-term money markets, which are exposed to minimal interest rate and credit risks. At and since January 1, 2014, we have had bank deposits and overnight repurchase agreements that exceed federally insured limits.

Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables historically consisted principally of amounts due from wholesale drug companies. At both December 31, 2015 and 2014 there were no receivables.

All sales for years ended December 31, 2015 and 2014 were prepaid by the customer related to the Ampligen® cost recovery treatment program.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We had approximately $8,910,000 in cash, cash equivalents and Marketable Securities at December 31, 2015. To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts or three to twelve month financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 8.	Financial Statements and Supplementary Data.

The consolidated balance sheets as of December 31, 2015 and 2014, and our consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, together with the report of RSM US LLP, our independent registered public accountants, is included at the end of this report. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A.	Controls and Procedures.

Effectiveness of Control Procedures

As of December 31, 2015, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2015 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). Based on this assessment, Management has not identified any material weaknesses as of December 31, 2015. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance.

The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
Thomas K. Equels, Esq.	62	Executive Vice Chairman of the Board, Chief Executive Officer, President, Secretary, and General Counsel
Peter W. Rodino III	64	Lead Independent Director
William M. Mitchell, M.D., Ph.D.	81	Chairman of the Board and Director
Iraj E. Kiani, Ph.D.	70	Director
David R. Strayer, M.D.	70	Chief Scientific Officer and Medical Director
Wayne S. Springate	44	Senior Vice President of Operations
Adam Pascale	68	Chief Financial Officer

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

On February 17, 2016, the Board of Directors of the Company, by majority vote, terminated the employment of Dr. Carter, our Chairman of the Board, Chief Executive Officer and Chief Scientific Officer. As a result, Dr. Carter also is no longer a director. Dr. Mitchell was named Chairman of the Board. In recent months, the Company has been reexamining its fundamental priorities in terms of direction, corporate culture and its ability to fund operations.

On February 19, 2016, the Board of Directors of the Company also made several changes to its executive management team in light of the termination of Dr. Carter, to provide effective and competent leadership that will properly position the Company to achieve its commercial goals and increase stockholder value. In this regard, Adam Pascale has been named Chief Financial Officer in addition to his current responsibilities as Chief Accounting Officer. Mr. Pascale has been employed with Company for 18 years, with more than two decades of public accounting experience and prior public company experience. He earned a Bachelor of Arts degree in Accounting and Finance from Rutgers University. Mr. Pascale served for several years as a CPA prior to joining the Company, and is a member of both the American and the Pennsylvania Institutes of Certified Public Accountants. Mr. Equels, President of the Company, resigned as Chief Financial Officer to make way for Mr. Pascale.

On February 25, 2016, the Board of Directors of the Company appointed Thomas K. Equels, the current President of the Company, as the Company’s Chief Executive Officer. In that capacity, he is the principal executive officer of the Company.

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

THOMAS K. EQUELS, Esq., has been a Director and serves as our Executive Vice Chairman (since 2008), Chief Executive Officer (since 2016), President (since 2015), Secretary (since 2008) and General Counsel (since 2010). For the period December 2, 2013 when Charles T. Bernhardt resigned as Chief Financial Officer through February 2016, Mr. Equels served as our Chief Financial Officer. Mr. Equels resigned as Chief Financial Officer on February 21, 2016 upon Adam Pascale, being promoted to the same position. Mr. Equels is the President and Managing Director of the Equels Law Firm headquartered in Miami, Florida that focuses on litigation. For over a quarter century, Mr. Equels has represented national and state governments as well as companies in the banking, insurance, aviation, pharmaceutical and construction industries. Mr. Equels received his Juris Doctor degree with high honors from Florida State University. He is a summa cum laude graduate of Troy University and also obtained his Masters' Degree from Troy. He is a member of the Florida Bar Association and the American Bar Association.

THOMAS K. EQUELS, Esq. - Director Qualifications:

•	Leadership Experience – President, Managing Director of Equels Law Firm;
•	Industry Experience –legal counsel to Hemispherx; and
•	Scientific, Legal or Regulatory Experience - Law degree with over 25 years as a practicing attorney specializing in litigation.

PETER W. RODINO III was appointed a Director in July 2013. On September 16, 2015, the Board appointed Mr. Rodino as Lead Director and he also serves as Chairman and Financial Expert of the Audit Committee, a member of the Compensation Committee and a member of the Governance and Nomination Committee of the Board of Directors. Mr. Rodino's appointment was the result of the resignation of Richard C. Piani due to health reasons. Mr. Rodino has broad legal, financial, and executive experience. In addition to being President of Rodino Consulting LLC and managing partner at several law firms during his many years as a practicing attorney, he served as Chairman and CEO of Crossroads Health Plan, the first major Health Maintenance Organization in New Jersey. He also has had experience as an investment executive in the securities industry and acted as trustee in numerous Chapter 11 complex corporate reorganizations. For the past 17 years, as founder and president of Rodino Consulting, Mr. Rodino has provided business and government relations consulting services to smaller companies with a focus on helping them develop business plans, implement marketing strategies and acquire investment capital. Mr. Rodino holds a B.S. in Business Administration from Georgetown University and a J.D. degree from Seton Hall University.

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

WILLIAM M. MITCHELL, M.D., Ph.D., has been a Director since July 1998. On February 17, 2016, Dr. Mitchell was appointed as Chairman of the Board upon Dr. Carter’s termination. Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of Medicine and is a board certified physician. Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as House Officer in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 200 papers, reviews and abstracts that relate to viruses, anti-viral drugs, immune responses to HIV infection, and other biomedical topics. Dr. Mitchell has worked for and with many professional societies that have included the American Society of Investigative Pathology, the International Society for Antiviral Research, the American Society of Clinical Oncology, the American Society of Biochemistry and Molecular Biology and the American Society of Microbiology. Dr. Mitchell is a member of the American Medical Association. He has served on numerous government review committees, among them the National Institutes of Health, AIDS and Related Research Review Group. Dr. Mitchell previously served as one of our Directors from 1987 to 1989.

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

IRAJ E. KIANI, Ph.D. was appointed to the Board of Directors on May 1, 2002. Dr. Kiani served in various government positions in Iran prior to the Iranian Islamic Revolution. In the early 1980’s, Dr. Kiani moved to England, where he established and managed several trading companies over a period of approximately 20 years. Dr. Kiani is a planning and logistic specialist who is now applying his knowledge and experience to various immunology related activities. He also has experience working with an immunotherapy clinic in California. Dr. Kiani graduated from the University of Ferdosi in Iran.

IRAJ E. KIANI, Ph.D. - Director Qualifications:

•	Leadership Experience – public office in Iran;
•	Industry Experience – Broad international business network and contacts within the field of immunology;
•	Scientific, Legal or Regulatory Experience – experience in field and business of immunotherapy and clinical trial experience; and
•	Finance Experience – over 40 years of international business experience.

DAVID R. STRAYER, M.D. has acted as our Medical Director since 1986. On February, 19, 2016, Dr. Strayer was appointed as Chief Scientific Officer upon Dr. Carter’s termination. He has served as Professor of Medicine at the Medical College of Pennsylvania and Hahnemann University. Dr. Strayer is Board Certified in Medical Oncology and Internal Medicine with research interests in the fields of cancer and immune system disorders. He has served as principal investigator in studies funded by the Leukemia Society of America, the American Cancer Society, and the National Institutes of Health. Dr. Strayer attended the School of Medicine at the University of California at Los Angeles where he received his M.D. in 1972.

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

ADAM PASCALE was promoted to Chief Financial Officer on February 22, 2016. He will continue to be the Company’s Chief Accounting Officer. Mr. Pascale has been employed with Company for 18 years, with more than two decades of public accounting experience and prior public company experience. He earned a Bachelor of Arts degree in Accounting and Finance from Rutgers University. Mr. Pascale served for several years as a CPA prior to joining Hemispherx, and is a member of both the American and the Pennsylvania Institutes of Certified Public Accountants. Thomas K. Equels, President of the Company, resigned as Chief Financial Officer to make way for Mr. Pascale.

WILLIAM A. CARTER, M.D., is our former Chief Executive Officer, Chief Scientific Officer and Chairman of our Board of Directors. On February 17, 2016, the Board of Directors, by majority vote, terminated the employment of Dr. Carter and as a result, is no longer a director.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers and Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended December 31, 2015, all of our Officers and Directors had complied with all applicable Section 16(a) filing requirements on a timely basis with regard to transactions occurring in 2015.

Audit Committee and Audit Committee Expert

The Audit Committee of our Board of Directors consists of Peter Rodino III, Committee Chairman, William Mitchell, M.D. and Iraj E. Kiani, Ph.D. Mr. Rodino, Dr. Mitchell, and Dr. Kiani are all determined by the Board of Directors to be Independent Directors as required under Section 803(2) of the NYSE: MKT Company Guide and Rule 10A-3 under the Exchange Act. The Board has determined that Mr. Rodino qualifies as an “audit committee financial expert” as that term is defined by Section 803B(2) of the NYSE: MKT Company Guide and the rules and regulations of the SEC.

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

This Committee formally met nine times in 2015 with all committee members in attendance. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.

The Audit Committee engaged the services of a consultant in 2015 who meets the SEC criteria of a Financial Expert to enhance the current structure and expertise of the Committee. After an extensive search, the Audit Committee selected Stewart L. Appelrouth, a Florida and North Carolina licensed Certified Public Accountant to directly support the efforts of the Audit Committee on an as-needed basis. Mr. Appelrouth is a Certified Valuation Analyst, Accredited in Business Valuation and a Diplomate of the American Board of Forensic Accounting. Mr. Appelrouth has a Masters’ Degree in Finance from Florida International University and an undergraduate degree in Business Administration from Florida State University. He is one of the founding partners of Appelrouth Farah & Co., which serves Southern Florida as a full service accounting and international business advisory firm specializing in auditing, domestic and international taxation, litigation support, forensic accounting, fraud examination and business valuation. The Firm is affiliated with MGI, a worldwide association of independent auditing and accounting firms. The Audit Committee is currently reviewing other candidates to facilitate the current structure and expertise of the Committee in 2016.

Disclosure Controls Committee

In August 2011, our Board formed the Disclosure Controls Committee (“DCC”). The DCC reports to the Audit Committee and is responsible for procedures and guidelines on managing disclosure information.

The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations. Wayne Springate one of our Senior Vice Presidents, is the DCC’s Investor Relations Coordinator and Chairperson. The other members of the DCC are Thomas K. Equels, our General Counsel, William Mitchell, one of our Independent Directors, and Adam Pascale, our Chief Financial and Accounting Officer. Ann Marie Coverly, Director of HR and Administration, serves the DCC as Deputy Investor Relations Coordinator. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.

Executive Committee

In February 2016, our Board formed the Executive Committee. The Executive Committee reports to the Board and its purpose is to aid the Board in handling matters which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board. Mr. Equels, our Chief Executive Officer is the chairman of the Committee, along with two of our independent directors, Mr. Rodino and Dr. Mitchell. The full text of the Executive Committee Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.

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

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow. Please note that Dr. Carter’s employment was terminated on February 17, 2016 and also is no longer a director. For the purposes of discussion and analysis Dr. Carter was included in the narratives, tables and related disclosures that follow:

•	Dr. William A. Carter, former Chief Executive Officer (“CEO”), President and Chief Scientific Officer (“CSO”);
•	Thomas K. Equels, Chief Executive Officer, President, and General Counsel; and
•	Dr. David Strayer, Chief Scientific Officer (“CSO”) and Medical Director.

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

Governance of Compensation Committee

The Compensation Committee consists of the following two directors, each of whom is “independent” under applicable NYSE MKT rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Exchange Act, and an “Outside Director” as defined under the U.S. Treasury regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”): Dr. William Mitchell, M.D. (Chair) and Peter W. Rodino. The Compensation Committee makes recommendations concerning salaries and compensation for senior management and other highly paid professionals or consultants to Hemispherx. The full text of the Compensation Committee’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.

This Committee formally met five times in 2015 and all committee members were in attendance for the meetings with the exception of one meeting. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

Results of Stockholder Advisory Vote on Executive Compensation

At the September 16, 2015 Annual Meeting of Stockholders, the Stockholders did not approve the annual, non-binding advisory vote on Executive Compensation.

Our Compensation Committee reviews its executive compensation policies annually and takes into account the results of prior say-on-pay advisory votes. After reviewing the results of the 2011 say-on-pay advisory vote, the Committee had:

•	Developed Company-wide goals and objectives with the intent to increase Stockholder value, enhance the “pay for performance” concept, attempted to address the needs of patients and enhance financial factors such as raising capital, reestablishing revenue streams, cost containment and/or improving the results of operations;
•	Attempted to reinforce a Pay for Performance environment for the Executive Team with emphasis of sharing the economic goals of the Stockholders;
•	Reviewed the Executive Team’s Company-wide goals and individual’s specific goals in relation to each job performance for each given year. In its review of each member of the Executive Team, the Committee utilized a weighted-average rating process regarding the goals and responsibilities specific to each individual as well as their contribution in meeting Company’s overall goals;
•	Reviewed peer group financial data of comparable publicly-traded companies for 2011 and 2010 with emphasis on a comparison of executive compensation as a factor to various Balance Sheet ratios to determine reasonableness to the respective companies;
•	Considered the change in the market value of the Company’s stock during the year in relation to Management’s efforts and ability to impact the results;
•	Mandated that the standard terms of future employee options issued by the Company require that such options not vest sooner than one year from the date of issuance and that, to the extent that any such options have not vested on the date of an Executive’s termination, the options will expire;

•	Issued new options to employees at the rate of 110% of the Company’s NYSE MKT stock market trading value at the time of award; and
•	Adopted a policy to facilitate compliance with Dodd-Frank’s Claw-Back Compensation Recoupment provisions.

The Committee reviewed the results of the 2015 say-on-pay advisory vote and its executive compensation policies. In January 2016, in an effort to better incentivize top management and align top management’s compensation with their performance on behalf of the Company, the Committee created the 2016 Senior Executive Deferred Cash Performance Award Plan. The two participants were Dr. William A. Carter, the Company’s former Chairman of the Board, former Chief Executive Officer and Chief Scientific Officer, and Thomas K. Equels, the Company’s current Chief Executive Officer, President, Executive Vice Chairman of the Board, Secretary, and General Counsel. See Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources; The Executive Plan” in PART II.

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

Use of Compensation Data

Our compensation plans are developed by utilizing publicly available compensation data for national and regional companies in the biopharmaceutical industry as well as web sites that specialize in compensation and/or employment data. We believe that the practices of this group of companies and/or data obtained from employment industry organizations, provide us with appropriate compensation benchmarks necessary to review the compensation recommendations by the CEO, CFO and/or Human Resources Department. In 2015, 2014 and 2013, the Committee did not engage the services of an independent compensation consultant, but alternatively utilized web-based organizations and data bases such as Salary.com, to help them analyze compensation data and compare our programs with the practices of similar national and/or regional companies represented in the biopharmaceutical industry. In February 2016, the Board of Directors, based upon the recommendation of the Compensation Committee approved the engagement of an independent compensation consultant to ensure compensation arrangements are in line with industry standards. The Compensation Committee recommended the consultant based upon candidates suggested to it by its independent counsel.

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

Executive compensation consists of the following elements:

Base Salary

Base salaries for our Executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that Executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. For those NEO with employment agreements, base salary is determined and set forth in the agreement and the Compensation Committee reviews the base salary prior to renewal of such agreement. Base salaries for the other NEO are normally reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. While this review process would normally occur in the fourth quarter of each year, in recent years this review has occurred when NEO’s employment agreements required restatement, amendment or replacement. However, after analysis of overall Company compensation, the Committee authorized a non-discriminatory and universally applied cost of living increase to the base salaries of all full-time employees of record effective December 31, 2015, 2014 and 2013 at the rates of 0.0%, 1.5% and 0.0%, respectively. Additional changes to our NEO’s base salaries could be undertaken in a future determination by the Compensation Committee at its discretion. During 2015 and 2014, none of the employment contracts of NEOs were created, amended or restated. Dr. Strayer does not currently have an employment agreement with the Company.

On December 23, 2015, pursuant to a resolution of the Compensation Committee of our Board, we notified Dr. William A. Carter, our chairman of the board, chief executive officer and chief scientific officer, that we were not renewing his Amended and Restated Engagement Agreement dated June 11, 2010 (the “Agreement”). As a result, the Agreement terminated on December 31, 2015 per its terms. We have agreed to continue to pay Dr. Carter a base fee at the rate of $331,750 per year, payable monthly, for services that he renders to us as a consultant. We have the right to terminate these payments on 30 days’ written notice. Pursuant to the Agreement, Dr. Carter provided consulting services related to patent development. Dr. Carter’s employment agreement remains unchanged. Subsequent to December 31, 2015, Dr. Carter’s employment was terminated on February 17, 2016 and also is no longer a director.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all NEO and certain senior, non-officer Executives. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary. As provided in their respective employment agreement, during the year ended December 31, 2015, the following NEO were eligible for an annual performance bonus based on their salaries, the amount of which, if any, is determined by the Board of Directors in its sole discretion based on the recommendation of the Compensation Committee:

•	Dr. William Carter, former Chairman & CEO (bonus opportunity up to 25%);
•	Thomas Equels, General Counsel, Litigation Counsel, Secretary and Executive Vice Chairman of the Board (bonus opportunity up to 25%).

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

 The Compensation Committee in light of pre-established individual, along with position appropriate Company-wide goals (A. through T. as disclosed above) and objectives, undertook a weighted-average evaluation of the performance of each key executive in order to determine respective annual incentive opportunities considering base salary and fees, short and long-term incentive opportunity and any special/supplemental benefits or payments. Based upon all the foregoing and the recommendation of the Compensation Committee, the Board approved the following 2014 Performance Bonuses be granted to the following NEO at the rate of 25% of their respective 2014 year-end base compensation:

•	William Carter (former Chairman, CEO, President, Chief Scientific Officer as of February 17, 2016) for $250,691;
•	Thomas Equels (Executive Vice Chairman, current Chief Executive Officer, President, Secretary & General Counsel) for $134,203;
•	David Strayer (Chief Scientific Officer & Medical Director) for $67,369;

There were no Performance Bonuses granted and/or paid to the NEO's for the year ended 2015 & 2013.

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

For the year ended 2013 and 2015, no bonuses related to this program were granted to employees. In 2014, bonuses related to this program were granted to employees amounting to approximately $58,000.

Executive Performance Incentive Bonus

As an element of their employment contracts, William Executive Plan (former Chairman, CEO, President, Chief Scientific Officer as of February 17, 2016) and Thomas Equels (Executive Vice Chairman, current Chief Executive Officer, Secretary and General Counsel) are eligible for performance incentive bonus based on a percent, 2.5% and 5.0% respectively, of the Gross Proceeds paid to the Company as a result of sales of Alferon N Injection®, Alferon® LDO, Ampligen® or other Company products, or from any joint ventures or corporate partnering arrangements. For bonus purposes, Gross Proceeds is defined as cash amounts paid to the Company by the other parties to the joint venture or corporate partnering arrangement, but shall not include any amounts paid to the Company as reimbursement of expenses incurred; and any amounts paid to the Company in consideration for the Company's assets (i.e., plant, property, equipment, investments, etc.), equity or other securities. After the termination of this Agreement, for any reason, Dr. Carter and Mr. Equels shall be entitled to receive the incentive bonus based upon Gross Proceeds received by the Company during the three-year period commencing on the termination of their Agreement with respect to any joint ventures or corporate partnering arrangements entered into by the Company during the term of the Agreement. Furthermore, Dr. Carter and Mr. Equels shall be entitled to a 5% bonus related to any sale of the Company, or any sale of a substantial portion of Company assets not in the ordinary course of its business. The aggregate incentive bonus hereunder as set forth above shall be capped not to exceed $5,000,000 annually.

 During 2012, the Compensation Committee and Board of Directors sought out and received an opinion of independent legal counsel regarding the elements of the Executive Performance Incentive Bonus created by the current employment contracts of William Carter and Thomas Equels in relation to the shares of Company stock sold through the Maxim ATM. It was the opinion of independent counsel that Section 3(c)(ii) of Dr. Carter and Mr. Equels respective agreements could reasonably be interpreted to require the Company to pay them a 5% bonus on the net proceeds resulting from the sale of securities of the Maxim ATM Offering as either (a) constitutes any sale of the Company, or (b) is a sale of substantial portion of Company assets not in the ordinary course of its business. On November 26, 2012, all of the members of the Compensation Committee authorized the payment of bonus for the Company stock sold through the Maxim ATM based on the contractual obligation and opinion of independent counsel. For the years ended 2015, 2014 and 2013, compensation was granted or paid related to the Executive Performance Incentive Program, as set forth in Section 3(c)(ii) of their respective Employment Agreements, for approximately $262,000, $641,000, and $12,000 to each Dr. Carter and Mr. Equels.

On November 23, 2015, Dr. Carter and Mr. Equels waived their rights under their respective employment agreements to any future payment of any incentive bonus related to the sale of the Company’s stock or other securities by, or on behalf of, the Company pursuant to the Maxim Equity Distribution Agreement or any similar or successor ATM equity distribution agreement including the Chardan Agreement. Dr. Carter and Mr. Equels voluntarily provided these waivers in an effort to preserve cash and to help the Company to ensure its short term commercialization goals.

Long-Term Bonus Incentive Programs

The Compensation Committee believes that team oriented performance by our NEO, non-officer Executive officers and all employees, consistent with our short and long-term goals, can be achieved through the use of goal or result oriented bonus programs. For the year ending 2015, the Employee Bonus Pool Program continued to exist to provide our employees, including our NEO and certain senior, non-officer Executives, with incentives to help align their financial interests with that of Hemispherx and its stockholders. For the year ending 2015, no compensation was granted or paid in relation to Long-Term Bonus Programs.

Base Pay Supplement and Employee Bonus Pool Programs

All Participants in the Employee Plan and Executive Plan created in January 2016 will be awarded an amount (the “Approval Award”) equal to 30% of the pre-tax amount of their base annual salary as then in effect upon FDA Approval of Ampligen (the “Approval”). The Approval Award will be paid within three months following the Approval. In addition, all Participants in either plan will be awarded an amount (the “Pre-Approval Award”) equal to 30% of the pre-tax amount of their annual salary as then in effect upon the successful pre-approval inspection by the FDA of the Alferon facility (the “Pre-Approval”). The Pre-Approval Award will be paid within three months following the Pre-Approval. A Participant will not qualify for the Approval or Pre-Approval Award if the Participant’s employment is terminated prior to such Approval or Pre-Approval due to (i) termination by the Company for Cause or (ii) voluntary termination by the Participant. See Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources; Base Pay Supplement” in PART II.

An element of the prior 2009’s Employee Wage or Hours Reduction Program was the establishment of a Bonus Pool (the “Pool”) in the case of FDA Approval (“Approval”) of Ampligen®. This bonus is to award to each employee of record at January 1, 2009 a pretax sum of 30% in wages, calculated on their base salary per annum compensation at the time of the Approval, and awarded within three months of Approval. Participants who terminate their employment prior to the Approval will not qualify for this bonus. For the year ended 2015, no compensation was granted or paid related to the Employee Bonus Pool Program.

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

The following Options were issued to NEO in their role as employees during 2015:

•	On June 6, 2015, we granted options to William A. Carter, Chairman, Chief Executive Officer and Chief Scientific Officer, consistent with his employment agreement, to purchase 500,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year; and

•	On June 6, 2015, we granted options to Thomas K. Equels, Executive Vice Chairman, Secretary and General Counsel, consistent with his employment agreement 300,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year;

The following Options were issued to NEO in their role as employees during 2014:

•	On June 6, 2014, we granted options to William A. Carter, Chairman, Chief Executive Officer and Chief Scientific Officer, consistent with his employment agreement, to purchase 500,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year;

•	On June 6, 2014, we granted options to Thomas K. Equels, Executive Vice Chairman, Secretary and General Counsel, consistent with his employment agreement 300,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year; and

•	On June 6, 2014, we granted options to Wayne Springate, SVP Operations, consistent with his employment agreement 50,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year;

The following Options were issued to NEO in their role as employees during 2013:

•	On June 6, 2013, we granted options to William A. Carter, Chairman, Chief Executive Officer and Chief Scientific Officer, consistent with his employment agreement, to purchase 500,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year; and

•	On June 6, 2013, we granted options to Thomas K. Equels, Executive Vice Chairman, Secretary and General Counsel, consistent with his employment agreement 300,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year;

The Equity Incentive Plan of 2009 authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. In September 2015, the Company's shareholders approved the following amendments to the 2009 Plan: (1) increased the number of shares authorized to be issued under the Equity Incentive Plan from 15,000,000 to 22,000,000; (2) required a gradual vesting period of options issued under the Equity Incentive Plan over a three year period; (3) revised the definition of “change in control” to make it less “liberal” by amending the provision that a change in control occurs upon stockholder approval of a merger, consolidation or sale or disposition by the Company of all or substantially all of its assets (a “Business Combination”) to state that such a change in control occurs upon the consummation of the Business Combination; and (4) clarified that the definition of change in control has a double trigger – For a Participant to get the benefit resulting from a change in control, such Participant must have been terminated other than for cause within a two year period. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date.

After reviewing the terms of our 2009 Equity Incentive Plan, the Company had issued to Dr. Carter, in excess of the number of securities permitted under the Plan. The Plan permits a maximum of 3,000,000 shares covered by the Plan to be issued pursuant to Plan Awards to any one Plan Participant. While this limitation was imposed to comply with the requirements for the exception for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code, none of the Awards granted to Dr. Carter was Section 162(m) qualified performance-based compensation. To rectify this issue, on December 8, 2015, Dr. Carter graciously returned to the Company a sufficient number of securities issued under the Plan to bring it back into compliance with the terms of the Plan. The Company has agreed in the future to consider some form of non-stock compensation to Dr. Carter for his return of these securities.

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

Dr. William Carter, former Chief Executive Officer and Chief Scientific Officer:

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

Severance

In determining whether to approve and setting the terms of severance arrangements, the Compensation Committee recognizes that Executives, especially highly ranked Executives, often face challenges securing new employment following termination. Upon termination of employment, the following NEO currently are entitled to receive severance payments under their employment and/or engagement agreements:

•	William A. Carter, former Chairman of the Board, Chief Executive Officer, President and Chief Scientific Officer; and
•	Thomas K. Equels, Executive Vice Chairman of the Board, current Chief Executive Officer, President, Secretary and General Counsel.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors oversees our compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with Management the Executive Compensation Discussion and Analysis set forth in this Form 10-K for the fiscal year ended December 31, 2015.

In reliance on the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Hemispherx’ Proxy Statement to be filed in connection with Hemispherx’ 2016 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE

Dr. William M. Mitchell, Committee Chairman

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee of the Board of Directors, consisting of Dr. William M. Mitchell, the Committee Chair, and Peter W. Rodino are all independent directors. There are no interlocking relationships.

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2015, 2014 and 2013 of our Chief Executive Officer, Chief Financial Officer, and Chief Medical Officer constituting the Company’s Named Executive Officers, based on the year ended 2015 for each fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees (3)	Bonus		Stock Awards	Option Awards (3) (9)		Non-Equity Incentive Plan Compensation	Change in Pension Valued and NQDC Earnings ($)	All Other Compensation		Total (3)
William A. Carter, former	2015	$1,185,225	$262,092	(4)	$—	$75,864	(1)(8)	$—	—	$173,498	(10)	$1,696,679
CEO, President & CSO (1) (3)	2014	$1,185,225	$891,479	(4)(7)	—	$135,030	(1)(5)	—	—	$153,141	(10)	$2,364,875
	2013	$1,167,711	$12,444	(4)	—	$125,699	(1)	—	—	$147,662	(10)	$1,453,516

Thomas K. Equels	2015	$719,273	$262,092	(4)	—	$45,518	(2)	—	—	$94,971	(11)	$1,121,854
CEO, President, General	2014	$719,273	$774,990	(4)(7)	—	$69,199	(2)	—	—	$104,987	(11)	$1,668,449
Counsel (2) (3)	2013	$708,644	$12,444	(4)	—	$86,826	(2)	—	—	$95,250	(11)	$903,164

David Strayer	2015	$269,475	$—		—	$—		—	—	$44,865	(12)	$314,340
CSO & Medical Director	2014	$269,475	$67,369	(7)	—	$746	(6)	—	—	$29,744	(12)	$367,334
	2013	$265,493	$—		—	$—		—	—	$25,602	(12)	$291,095

Notes:

(1)	Dr. Carter renewed his Employment Agreements on June 11, 2010, which was amended on July 15, 2010, then amended and restated on December 6, 2011, that granted him the annual Option to purchase 500,000 shares of Hemispherx common stock as an element of his Employment Agreement. Subsequent to December 31, 2015, Dr. Carter’s employment was terminated on February 17, 2016 and also is no longer a director.
(2)	Mr. Equels transitioned from the role of external to internal General Counsel and Litigation Counsel effective June 1, 2010 with an Employment Agreement of June 11, 2010, which was amended on July 15, 2010, then amended and restated December 6, 2011, that granted him the annual Option to purchase 300,000 shares of Hemispherx common stock as an element of his Employment Agreement. Subsequent to December 31, 2015, Mr. Equels was appointed Chief Executive Officer on February 25, 2016
(3)	For Named Executive Officers, who are also Directors that receive compensation for their services as a Director, the Salary/Fees and Option Awards columns include compensation that was received by them for their role as a member of the Board of Directors. As is required by Regulation S-K, Item 402(c), compensation for services as a Director have been reported within the “Summary Compensation Table” (above) for fiscal years of 2015, 2014 and 2013 as well as reported separately in the “Compensation of Directors” section (see below) for calendar year 2015.
(4)	On November 26, 2012, the Compensation Committee authorized the payment of a bonus of 5% on the net dollar proceeds resulting from the sale of Company stock sold through the Maxim ATM to Dr. Carter and Mr. Equels based on the contractual obligation and opinion of independent legal counsel, as set forth in Section 3(c)(ii) of their respective Employment Agreements. Amounts include for 2013, 2014 and 2015, compensation was granted or paid to each Dr. Carter and Mr. Equels, respectively, pursuant to this bonus. On November 23, 2015, they waived their rights to any future payments of any incentive bonuses related to the sale of the Company’s stock pursuant to any ATM equity distribution agreement.

(5)	On December 8, 2014, the Compensation Committee granted 10 year term replacement options to purchase 320,000 shares of our common stock at an exercise price of $2.60 per share that vest over a 12 month period to Dr. Carter. These options were forfeited on December 9, 2015. See (8) below.
(6)	On December 8, 2014, the Compensation Committee granted 10 year term replacement options to purchase 10,000 shares of our common stock at an exercise price of $1.90 per share that vest over a 12 month period to Dr. Strayer.
(7)	On July 3, 2014, our Compensation Committee of the Board of Directors awarded bonuses to certain NEO and senior, non-officer Executives in recognition for their achievement towards our Company-wide and individual goals in 2014.
(8)	After reviewing the terms of our 2009 Equity Incentive Plan, the Company had issued to Dr. Carter, in excess of the number of securities permitted under the Plan. The Plan permits a maximum of 3,000,000 shares covered by the Plan to be issued pursuant to Plan Awards to any one Plan Participant. To rectify this issue, on December 8, 2015, Dr. Carter graciously returned to the Company a sufficient number of securities issued under the Plan to bring it back into compliance with the terms of the Plan.
(9)	The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R). See Note 2(j) Stock-Based Compensation in the financial statements.

(10)	Dr. Carter’s All Other Compensation Consists of:

	2015	2014	2013
Life and Disability Insurance	$114,627	$93,295	$84,709
Healthcare Insurance	13,271	14,246	17,653
Company Car Expenses / Car Allowance	30,000	30,000	30,000
Outside Office Expenses	—	—	—
401(k) Matching Funds	15,600	15,600	15,300
	$173,498	$153,141	$147,662

In February 2016, it was discovered that Dr. Carter had been using Company personnel for personal, non-business related, matters.  The value of these services are not included above as they have not been totally quantified. However, the Company does not believe that the value is material.  As Dr. Carter was terminated, this issue should not arise in the future.

(11)	Mr. Equels’ All Other Compensation consists of:

	2015	2014	2013
Life and Disability Insurance	$31,429	$35,280	$19,420
Healthcare Insurance	29,942	36,107	42,530
Car Expenses / Allowance	18,000	18,000	18,000
Outside Office Expenses	—	—	—
401(k) Matching Funds	15,600	15,600	15,300
	$94,971	$104,987	$95,250

(12)	Dr. Strayer’s All Other Compensation consists of:

	2015	2014	2013
Life and Disability Insurance	$—	$—	$—
Healthcare Insurance	29,265	14,144	10,302
401(k) Matching Funds	15,600	15,600	15,300
	$44,865	$29,744	$25,602

Grants of Plan Based Awards

Name	Grant Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities of Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)		Maximum ($)
William A. Carter,
Former CEO	6/6/2015	—	200,553	250,691	—	75,617	(3)			500,000	$0.25	$115,331

Thomas K. Equels,
Current CEO	6/6/2015	—	107,362	134,203	—	45,370	(3)	—	—	300,000	$0.25	$69,199

David Strayer,
CSO & Medical Director		—	53,895	67,369	—	—		—	—	—	$—	$—

Notes:

(1)	For 2015, the Compensation Committee continued its practice of not establishing or estimating possible future payouts to the NEO under a Cash Bonus Plan. All Bonuses are at the discretion of the Compensation Committee. Utilizing existing Employment Agreements as a benchmark and the respective employees’ Base Salary at January 1, 2015, the “Target” was estimated at 20% of the Base Salary and “Maximum” was estimated at 25% of Base Salary. There were no Non-Equity Incentive Plan Awards granted and/or paid to the NEO's for the year ending 2015.
(2)	Consists of stock options granted during 2015 under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the NYSE MKT closing market price of our common stock on the date of grant. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).
(3)	Consists of stock options contractually required per the NEO’s respective Employment Agreement to be granted during 2015 under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the NYSE MKT closing market price of our common stock on the date of grant. For the purpose of this schedule, a NYSE MKT closing price at December 31, 2015 of $0.08 was assumed with an estimated exercise price of $0.25. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
William	1,450,000	—	—	2.20	9/17/2018	—	—	—	—
Carter, former	1,000,000	—	—	2.00	9/9/2017	—	—	—	—
Chief	190,000	—	—	4.00	2/18/2018	—	—	—	—
Executive	1,400,000	—	—	3.50	9/30/2017	—	—	—	—
Officer	500,000	—	—	0.66	6/11/2020	—	—	—	—
	500,000	—	—	0.41	7/15/2021	—	—	—	—
	500,000	—	—	0.31	6/11/2022	—	—	—	—
	500,000	—	—	0.31	6/6/2023	—	—	—	—
	500,000	—	—	0.36	6/6/2024	—	—	—	—
	—	500,000	—	0.25	6/6/2025	—	—	—	—

Thomas	300,000	—	—	0.66	6/11/2020	—	—	—	—
Equels,	300,000	—	—	0.41	6/24/2021	—	—	—	—
President and Chief	100,000	—	—	0.29	6/6/2022	—	—	—	—
Executive Officer	300,000	—	—	0.31	6/11/2022	—	—	—	—
	300,000	—	—	0.31	6/6/2023	—	—	—	—
	150,000	—	—	0.25	8/2/2023	—	—	—	—
	300,000	—	—	0.36	6/6/2024	—	—	—	—
	—	300,000	—	0.25	6/6/2025	—	—	—	—

David	50,000	—	—	2.00	9/9/2017	—	—	—	—
Stayer,	50,000	—	—	4.00	2/18/2018	—	—	—	—
CSO & Medical	10,000	—	—	4.03	4/13/2022	—	—	—	—
Director	20,000	—	—	2.37	1/23/2017	—	—	—	—
	10,000	—	—	1.90	12/8/2024	—	—	—	—
	15,000	—	—	2.20	11/20/2016	—	—	—	—
	25,000	—	—	1.30	12/6/2017	—	—	—	—

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William A. Carter,
Former Chief Executive Officer	—	—	—	—

Thomas K. Equels,
CEO, President and General Counsel	—	—	—	—

David Strayer,
CSO and Medical Director	—	—	—	—

Payments on Disability

At December 31, 2015, we had employment agreements with Dr. Carter and Mr. Equels which entitled them Base Salary and applicable benefits otherwise due and payable through the last day of the month in which disability occurs and for an additional twelve-month period. Each current NEO has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. For the period June 2010 through 2015 pursuant to their respective employment agreements and payable by us, Dr. Carter is entitled to receive total disability coverage of $500,000 and Mr. Equels is entitled to receive total disability coverage of $400,000.

Payments on Death

At December 31, 2015, we had employment agreements with Dr. Carter and Mr. Equels which entitled them Base Salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and for an additional twelve-month period. Each NEO has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. For the period June 2010 and through 2015 pursuant to their respective employment agreements and payable by us, Dr. Carter is entitled to receive total death benefit coverage of $6,000,000 and Mr. Equels is entitled to receive total death benefit coverage of $3,000,000.

Estimated Payments Following Severance — Named Executive Officers

At December 31, 2015, we had employment agreements with Dr. Carter and Mr. Equels which entitled them to severance benefits on certain types of employment terminations not related to a change in control. Dr. Strayer is not covered by an employment agreement and therefore would only receive severance as determined by the Compensation Committee in its discretion.

The dollar amounts below assume that the termination occurred on January 1, 2016. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits ($)	Additional Life Insurance ($)	Total ($)
William A. Carter, former	Involuntary (no cause)(2)	613,387	6,737	—	—	620,124
Chief Executive Officer	Termination (for cause)	—	—	—	—	—
	Death or disability	613,387	6,737	—	—	620,124
	Termination by employee or retirement	613,387	6,737	—	—	620,124

Thomas K. Equels, current	Involuntary (no cause)	554,811	6,737	—	—	561,548
CEO, President, General Counsel	Termination (for cause)	—	—	—	—	—
	Death or disability	554,811	6,737	—	—	561,548
	Termination by employee or retirement	554,811	6,737	—	—	561,548

David Strayer	Involuntary (no cause)	—	—	—	—	—
CSO & Medical Director	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Notes:

(1)	Consists of stock options contractually required per the employee’s respective Employment Agreement to be granted during each calendar year of the term under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the closing market price of our common stock on the date of grant. For the purpose of this schedule, a NYSE MKT closing price at December 31, 2015 of $0.08 was utilized with an estimated exercise price of $0.09. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).
(2)	Cash severance calculated based on actual termination date of Dr. Carter on February 17, 2016 through the end of Dr. Carter’s employment agreement which expires on December 31, 2016.

Payments On Termination in Connection with a Change in Control Named Executive Officers

At December 31, 2015, we had employment agreements with Dr. Carter and Mr. Equels which entitled them to severance benefits on certain types of employment terminations related to a change in control thereby the term of their respective agreements would automatically be extended for three additional years. Dr. Strayer is not covered by an employment agreement and therefore would only receive severance from a change in control as determined by the Compensation Committee in its discretion. Any specific benefits for these two NEO would be determined by the Compensation Committee in its discretion.

The dollar amounts in the chart below assume that change in control termination occurred on January 1, 2016, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2015

The following table shows potential payments to the NEO if their employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2015. The amounts assume a January 1, 2016 termination date regarding base pay and use of the opening price of $0.08 on the NYSE MKT for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (5) ($)		Welfare Benefits Continuation ($)	Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
William A. Carter	2,804,056	(1)	—	—	—	87,580	(4)	—	—	—	2,891,636
Thomas K. Equels	2,219,244	(1)	—	—	—	55,243	(4)	—	—	—	2,274,487
David Strayer	—		—	—	—	—		—	—	—	—

Notes:

(1)	This amount represents the base salary and benefits for remaining term of the NEO’s employment agreement plus a three-year extension in the term upon the occurrence of a termination from a change in control. The existing employment agreements with Dr. Carter and Mr. Equels have a term through December 31, 2016. Subsequent to December 31, 2015, Dr. Carter’s employment was terminated on February 17, 2016 and also is no longer a director; therefore, no payment would be due upon a change of control.
(2)	This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awarded on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.
(3)	This amount is the intrinsic value [fair market value on January 1, 2016 ($0.08 per share) minus the per share exercise price of 110%] of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(4)	This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three-year extension in the occurrence of termination from a change in control. The calculation was based on a NYSE MKT closing price for December 31, 2014 of $0.08 with an estimated exercise price of $0.09 (110% prior NYSE MKT closing value). The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).
(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

Definition of “Change in Control” for each agreement, a “Change in Control” is defined generally as any such event that requires a report to the SEC, but includes any of the following:

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

Change in Control

As an element of their employment agreements, Dr. Carter and Mr. Equels are entitled to benefits upon a Change in Control or Constructive Termination that include that any unvested Options immediately vest and the term of their respective employment agreements automatically extend for an additional three years. In the event of a Change in Control, the Company is responsible for the base salary or benefits for remaining term of the NEO’s employment agreement plus an automatic three-year extension in the term of the agreement. The existing employment agreements with Dr. Carter and Mr. Equels have a term through December 31, 2016.

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

Commencing as of January 1, 2013, a 2.1% cost of living increase was granted to Board member Directors' fee compensation, increasing 2012's annual retainer from $176,068 to $179,766 for 2013. Commencing as of January 1, 2014, a 1.5% cost of living increase was granted to Board member Directors' fee compensation, increasing 2014's annual retainer from $176,766 to $182,462 for 2014. There was no cost of living increase granted in 2015. Directors' fees will continue to be paid quarterly in cash at the end of each calendar quarter.

All Directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock. We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors. To the extent that share compensation would exceed 1,000,000 shares in the aggregate for the ten-year period commencing January 1, 2003, as previously approved by Resolution of the Board of September 9, 2003, shares for share compensation were issued under the our 2007 and 2009 Equity Incentive Plans.

Director Compensation – 2015

Name and Title of Director	Fees Earned or Paid in Cash ($)		Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation As Director ($)	Total ($)
W. Carter, former Chairman	182,462	(2)	—	—	—	—	—	182,462
T. Equels, Executive Vice Chairman & Secretary	182,462	(2)	—	—	—	—	—	182,462
W. Mitchell, Chairman of the Board (1)	182,462		—	—	—	—	—	182,462
Peter W. Rodino, Director (1)	182,462		—	—				182,462
I. Kiani, Director (1)	182,462		—	—	—	—	—	182,462

Notes:

(1)	Independent Director of the Company.
(2)	Only includes compensation received in the role as member of the Board of Directors and does not include compensation received in the capacity of a Named Executive Officer. As is required by Regulation S-K, Item 402(c), compensation as a Director has also been reported within the “Summary Compensation Table” regarding Named Executive Officer Compensation during fiscal years of 2015, 2014 and 2013 (see above).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 21, 2016, the number and percentage of outstanding shares of common stock beneficially owned by:

•	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding common stock;
•	Each of our Directors and the Named Executives Officers; and
•	All of our officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned		% Of Shares Beneficially Owned
William A. Carter, M.D.	8,266,600	(1)(2)	3.25%

Thomas K. Equels	4,025,744	(3)	1.61%

Peter W. Rodino III 17400 Sterling Lake Drive Fort Myers, FL 33967	150,000	(4)	*

William M. Mitchell, M.D. Vanderbilt University Department of Pathology Medical Center North 21st and Garland Nashville, TN 37232	716,025	(5)(6)	*

Iraj E. Kiani, Ph.D. Orange County Immune Institute 18800 Delaware Street Huntingdon Beach, CA 92648	880,886	(7)	*

Wayne S. Springate 783 Jersey Ave. New Brunswick, NJ 08901	390,333	(8)	*

David R. Strayer, M.D.	467,681	(9)	*

All directors and executive officers as a group (7 persons)	14,897,269		5.77%

* Ownership of less than 1%

(1)	Dr. Carter was our Chairman, Chief Executive Officer and Chief Scientific Officer. On February 17, 2016, the Board of Directors of the Company, by majority vote, terminated the employment of Dr. Carter, our Chairman of the Board, Chief Executive Officer and Chief Scientific Officer. As a result, Dr. Carter also is no longer a director. He beneficially owns 1,225,585 shares of common stock and beneficially owns 7,040,000 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date
	2004	9/10/2007	$2.00	1,000,000	9/9/2017
	2004	10/1/2007	$3.50	1,400,000	9/30/2017
	2004	2/18/2008	$4.00	190,000	2/18/2018
	2007	9/17/2008	$2.20	1,450,000	9/17/2018
	2009	6/11/2010	$0.66	500,000	6/11/2020
	2009	7/15/2011	$0.41	500,000	7/15/2021
	2009	6/11/2012	$0.31	500,000	6/11/2022
	2009	6/6/2013	$0.31	500,000	6/6/2023
	2009	6/6/2014	$0.36	500,000	6/6/2024
	2009	6/6/2015	$0.25	500,000	6/6/2025
Total Options				7,040,000

(2)	Katalin Kovari, M.D, is the spouse of Dr. Carter and accordingly all shares owned by each are deemed to be beneficially owned by the other. Dr. Kovari owns 1,015 shares of common stock.
(3)	Mr. Equels is Executive Vice Chairman of our Board of Directors, Chief Executive Officer, President, Secretary and General Counsel who beneficially owns 1,484,548 shares of common stock and beneficially owns 2,050,000 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date
	2009	6/11/2010	$0.66	300,000	6/11/2020
	2009	6/24/2011	$0.41	300,000	6/24/2021
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	6/11/2012	$0.31	300,000	6/11/2022
	2009	6/6/2013	$0.31	300,000	6/6/2023
	2009	8/2/2013	$0.25	150,000	8/2/2023
	2009	6/6/2014	$0.36	300,000	6/6/2024
	2009	6/6/2015	$0.25	300,000	6/6/2025
Total Options				2,050,000

Warrants	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date
Total Warrants	2009	2/1/2009	$0.51	491,196	2/1/2019

(4)	Mr. Rodino is a member of our Board of Directors who beneficially owns 150,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date
	2009	8/2/2013	$0.25	150,000	8/2/2023
Total Options				150,000

(5)	Dr. Mitchell is our Chairman of the Board who owns 104,364 shares of common stock and beneficially owns 412,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date
	2004	9/10/2007	$2.00	100,000	9/9/2017
	2004	9/17/2008	$6.00	12,000	9/17/2018
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	8/2/2013	$0.25	150,000	8/2/2023
	2009	9/9/2014	$2.60	50,000	9/9/2024
Total Options				412,000

(6)	Dr. Mitchell beneficially owns 199,661 shares of common stock of which 99,824 shares are held by Shirley Mitchell (Spouse), 49,174 shares are held by the Aesclepius Irrevocable Trust (Shirley Mitchell Trustee), and 50,663 shares are held by the Aesclepius Irrevocable Trust II (William Mitchell Trustee).
(7)	Dr. Kiani is a member of our Board of Directors who owns 630,886 shares of common stock and beneficially owns 250,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date
	2009	6/5/2012	$0.29	100,000	6/6/2022
	2009	8/2/2013	$0.25	150,000	8/2/2023
Total Options				250,000

(8)	Mr. Springate is our Senior Vice President of Operations and owns 103,521 shares of common stock and beneficially owns 286,812 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date
	2004	11/20/2006	$2.20	5,000	11/20/2016
	2004	5/1/2007	$1.78	20,000	5/1/2017
	2004	12/6/2007	$1.30	20,000	12/6/2017
	2009	5/31/2011	$0.55	90,000	5/31/2021
	2009	6/5/2012	$0.29	50,000	6/5/2022
	2009	5/9/2013	$0.24	50,000	5/9/2023
	2009	6/6/2014	$0.36	50,000	6/6/2024
	2009	12/8/2014	$1.90	1,812	12/8/2024
Total Options				286,812

(9)	Dr. Strayer is our Chief Scientific Officer and Medical Director that has ownership of 287,681 shares of common stock and beneficially owns 180,000 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Issued	Number Of Shares	Expiration Date
	2004	11/20/2006	$2.20	15,000	11/20/2016
	2004	1/23/2007	$2.37	20,000	1/23/2017
	2004	9/10/2007	$2.00	50,000	9/9/2017
	2004	12/6/2007	$1.30	25,000	12/6/2017
	2004	2/18/2008	$4.00	50,000	2/18/2018
	2009	4/13/2012	$4.03	10,000	4/13/2022
	2009	12/8/2014	$1.90	10,000	12/8/2024
Total Options				180,000

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

For his Board fees, Dr. William A. Carter, Hemispherx’ former Chief Executive Officer, received approximately $182,000, $182,000 and $180,000 for 2015, 2014 and 2013, respectively, classified as general and administrative expense. Dr. Carter also received consulting fees of approximately $332,000, $415,000 and $327,000 for 2015, 2014 and 2013, respectively, classified as research and development expense. For the years ended 2015, 2014 and 2013, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $262,000, $641,000, and $12,000 to Dr. Carter. Dr. Carter's compensation related to this program was classified entirely as research and development.

In 2012, William Kramer was hired as a Clinical Research Associate. Mr. Kramer is the Son-In-Law of Dr. William A. Carter, and was paid approximately $0, $68,000 and $70,000 in 2015, 2014 and 2013, respectively. Additionally, on an as-needed basis, the Company utilized the services of Kramer Environmental Management, Inc. to develop standard operating procedures, compliance assessments, testing and obtain permits related to environmental issues.

Katalin Kovari, M.D. was paid approximately $26,000, $27,000 and $26,000 in 2015, 2014 and 2013, respectively for her part-time services to the Company as Assistant Medical Director. Dr. Kovari is the spouse of William A. Carter, CEO.

Since 2011, Peter Kovari was utilized as a part-time independent contractor for Hemispherx Biopharma Europe to undertake projects as a Clinical Programmer. Mr. Kovari is the nephew of Dr. Katalin Kovari and was paid approximately $11,000, $18,000 and $22,000 in 2015, 2014 and 2013, respectively.

Thomas Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008 and joined the Company as General Counsel effective June 1, 2010. Mr. Equels had provided external legal services for several years through May 31, 2010 and Equels Law Firm continues to support the Company. In 2015, 2014 and 2013, the Company paid Equels Law Firm approximately $42,000, $303,000 and $181,000, respectively, for services rendered. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert, it was deemed that the hourly rates charged by Equels Law to the Company were reasonable when compared to the fee structure of a possible arms-length transaction from comparable firms in practice in the same market and of the similar size. The hourly rate fees from Equels Law Firm remained the same for 2013, 2014 and 2015. For his Board fees, Mr. Equels received approximately $182,000, $182,000 and $180,000 for 2015, 2014 and 2013, respectively. In December 2012, with the approval of the Audit Committee, the Company began renting an office at Equels Law Firm for $3,000 per month for dedication to and utilization by Hemispherx personnel, other than Mr. Equels. For 2015, 2014 and 2013, the Company paid Equels Law Firm $0, $0 and $36,000, respectfully, for office rent based on a proration of the Firm’s current leasing fee less the cost for common area.

For the years ended 2015, 2014 and 2013, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $262,000, $641,000, and $12,000 to Mr. Equels. Mr. Equels' compensation related to this program was classified entirely as general and administrative expense.

ITEM 14. Principal Accountant Fees and Services.

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by RSM US LLP (“RSM”) for 2015 and 2014 were $327,000 and $275,500 respectively. The following table shows the aggregate fees for professional services rendered during the year ended December 31, 2015 and 2014.

	Amount ($)
	2015	2014
Description of Fees:
Audit Fees	$269,000	$256,000
Audit-Related Fees	58,000	13,000
Tax Fees	—	—
All Other Fees	—	—
Total	$327,000	$275,500

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

The Audit Committee has determined that RSM’s rendering of these audit-related services and all other fees were compatible with maintaining auditor’s independence. The Board of Directors considered RSM to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in 2014 and 2013.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules - See index to financial statements on page F-1 of this Annual Report. All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(i)	Exhibits - See exhibit index below. Except as disclosed in the footnotes, the following exhibits were filed with the Securities and Exchange Commission as exhibits to our Form S-1 Registration Statement (No. 33-93314) or amendments thereto and are hereby incorporated by reference:

Exhibit No.	Description

1.1	July 23, 2012 Equity Distribution Agreement with Maxim Group LLC (1)
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended, along with Certificates of Designations. (2)
3.2	Amended and Restated By-laws of Registrant. (27)
4.1	Specimen certificate representing our Common Stock.
4.2	Amended and Restated Rights Agreement, dated as of November 2, 2012, between the Company and Continental Stock Transfer & Trust Company. The Amended and Restated Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock. (3)
4.4	Form of Indenture filed with Form S-3 Universal Shelf Registration Statement. (4)
4.5	Form of Series I common stock purchase warrant pursuant to May 10, 2009 Securities Purchase Agreement. (5)
4.6	Form of Series II common stock purchase warrant pursuant to May 10, 2009 Securities Purchase Agreement. (5)
4.7	Form of common stock purchase warrant pursuant to May 18, 2009 Securities Purchase Agreement. (6)
10.1	Form of Confidentiality, Invention and Non-Compete Agreement.
10.2	Form of Clinical Research Agreement.
10.3	Employee Wage or Hours Reduction Program. (7)
10.4	Form of Securities Purchase Agreement entered into on May 10, 2009. (1)
10.5	Form of Securities Purchase Agreement entered into on May 18, 2009. (5)
10.6	Amended and Restated Employment Agreement with Robert Dickey IV, dated September 1, 2010. (8)
10.7	Supply Agreement with Hollister-Stier Laboratories LLC dated December 5, 2005. (9)
10.8	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC dated February 25, 2010. (10)
10.9	Amended and Restated Employment Agreement of Dr. William A. Carter dated June 11, 2010 (11)
10.10	Vendor Agreement with Bio Ridge Pharma, LLC dated August 11, 2011. (14) (Confidential Treatment granted with respect to portions of the Agreement).
10.11	Vendor Agreement with Armada Healthcare, LLC dated August 11, 2011. (14) (Confidential Treatment granted with respect to portions of the Agreement).
10.12	Amended and restated employment agreement with Wayne Springate dated May 1, 2011. (13)
10.13	Amended and restated employment agreement with Ralph Christopher Cavalli dated September 15, 2011. (15)
10.14	Amended and restated employment agreement with William A. Carter dated December 6, 2011. (16)
10.15	Amended and restated employment agreement with Thomas K. Equels dated December 6, 2011. (16)
10.16	Amended and restated employment agreement with Charles T. Bernhardt dated December 6, 2011. (16)
10.17	Second Amended and Restated Advisor’s Agreement with The Sage Group dated December 14, 2011. (17)
10.18	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC executed September 9, 2011. (17) (Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended).
10.19	Vendor Agreement extension with Bio Ridge Pharma, LLC dated August 14, 2012. (18)

10.20	Vendor Agreement extension with Armada Healthcare, LLC dated August 14, 2012. (18)
10.21	Advisor’s Agreement with The Sage Group dated June 15, 2013. (20)
10.22	Vendor Agreement extension with Armada Healthcare, LLC dated July 19, 2013. (21)
10.23	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 19, 2013. (21)
10.24	Vendor Agreement extension with Bio Ridge Pharma, LLC and Armada Healthcare, LLC dated August 8, 2014.(22)
10.25	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated March 9, 2015. (22) (Confidential Treatment granted with respect to portions of the Agreement)
10.26	August 4, 2015 Amendment to Equity Distribution Agreement between the registrant and Maxim Group LLC. (24)
10.27	Vendor Agreement extension with Armada Healthcare, LLC dated July 29, 2015. (26)
10.28	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 29, 2013. (26)
10.29	Early Access Agreement with Impatients N.V. dated August 3, 2015. (26) (Confidential Treatment granted with respect to portions of the Agreement)
10.30	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated August 6, 2015. (26) (Confidential Treatment granted with respect to portions of the Agreement)
10.31	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015. (27) (Confidential Treatment granted with respect to portions of the Agreement)
10.32	Letter agreement between Dr. Carter and the Company dated September 28, 2015 extending the period for notice of non-renewal to December 1, 2015 within the June 11, 2010 Amended and Restated Engagement Agreement entered into between the Company and Dr. Carter. (27)
10.33	November 23, 2015 William A. Carter Employment Agreement Waiver. (28)
10.34	November 23, 2015 Thomas K. Equels Employment Agreement Waiver. (28)
10.35	Equity Distribution Agreement, dated December 15, 2015 with Chardan Capital Markets, LLC. (29)
10.36	December 23, 2015 letter to Dr. Carter related to non-renewal of his consulting agreement and continued consulting services. (30)
10.37	2016 Senior Executive Deferred Cash Performance Award Plan. (31)
10.38	2016 Voluntary Incentive Stock Award Plan. (31)
10.39	Amended and Restated 2016 Senior Executive Deferred Cash Performance Award Plan. (32)
21	Subsidiaries of the Registrant. *
23.1	RSM US LLP consent. *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer. *
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer. *
101	The following materials from Hemispherx’ Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

(1)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed July 23, 2012 and is hereby incorporated by reference.

(2)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed June 24, 2011 and is hereby incorporated by reference.

(3)	Filed with the Securities and Exchange Commission on November 2, 2012 as an exhibit to the Company’s Registration Statement on Form 8-A12G/A (No. 0-27072) and is hereby incorporated by reference.

(4)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form S-3 Registration Statement (No. 333-182216) on June 19, 2012 and is hereby incorporated by reference.

(5)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended March 31, 2009 and is hereby incorporated by reference.

(6)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) dated May 18, 2009 and is hereby incorporated by reference.

(7)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 1-13441) for the year ended December 31, 2008 and is hereby incorporated by reference.

(8)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended June 30, 2010 and is hereby incorporated by reference.

(9)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 1-13441) for the year ended December 31, 2005 and is hereby incorporated by reference.

(10)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 1-13441) for the year ended December 31, 2009 and is hereby incorporated by reference.

(11)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) dated June 15, 2010 and is hereby incorporated by reference.

(12)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) dated May 28, 2010 and is hereby incorporated by reference.

(13)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended March 31, 2011 and is hereby incorporated by reference.

(14)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended September 30, 2011 and is hereby incorporated by reference.

(15)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed September 23, 2011 and is hereby incorporated by reference.

(16)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed December 12, 2011 and is hereby incorporated by reference.

(17)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 1-13441) for the year ended December 31, 2011 and is hereby incorporated by reference.

(18)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed August 15, 2012 and is hereby incorporated by reference.

(19)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended September 30, 2015 and is hereby incorporated by reference.

(20)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended June 30, 2013 and is hereby incorporated by reference.

(21)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 1-13441) for the year ended December 31, 2013 and is hereby incorporated by reference.

(22)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 1-13441) for the year ended December 31, 2014 and is hereby incorporated by reference.

(23)	Intentionally left blank.

(24)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed June 23, 2015 and is hereby incorporated by reference.

(25)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed August 4, 2015 and is hereby incorporated by reference.

(26)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended June 30, 2015 and is hereby incorporated by reference.

(27)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended September 30, 2015 and is hereby incorporated by reference.

(28)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed November 23, 2015 and is hereby incorporated by reference.

(29)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed December 15, 2015 and is hereby incorporated by reference.

(30)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed January 14, 2016 and is hereby incorporated by reference.

(31)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed February 4, 2016 and is hereby incorporated by reference.

(32)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed March 1, 2016 and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By:	/s/ Thomas K. Equels
Thomas K. Equels
Chief Executive Officer

March 29, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ Thomas K. Equels	Executive Vice Chairman of the Board, Chief Executive	March 29, 2016
Thomas K. Equels	Officer, Director, Secretary and General Counsel

/s/ Peter W. Rodino	Director	March 29, 2016
Peter W. Rodino

/s/ William Mitchell	Chairman of the Board and Director	March 29, 2016
William Mitchell, M.D., Ph.D.

/s/ Iraj E. Kiani	Director	March 29, 2016
Iraj E. Kiani, Ph.D.

/s/ Adam Pascale	Chief Financial Officer	March 29, 2016
Adam Pascale

HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hemispherx Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemispherx Biopharma, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Blue Bell, Pennsylvania
March 29, 2016

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(in thousands, except for share and per share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,115	$2,156
Marketable securities- unrestricted	6,795	13,952
Work in process inventory	1,326	0
Prepaid expenses and other current assets	335	399
Total current assets	10,571	16,507
Property and equipment, net	11,237	4,601
Patent and trademark rights, net	862	861
Construction in progress	0	7,337
Other assets	134	134
Total assets	$22,804	$29,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,213	$2,081
Accrued expenses	1,219	2,333
Current portion of capital lease	1	22
Total current liabilities	2,433	4,436
Commitments and contingencies (Notes 9,11,12,14 and 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 247,559,487 and 204,004,818, respectively	247	204
Additional paid-in capital	313,220	302,729
Unrealized loss	(97)	(160)
Accumulated deficit	(292,999)	(277,769)
Total stockholders’ equity	20,371	25,004
Total liabilities and stockholders’ equity	$22,804	$29,440

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Years ended December 31,
	2015	2014	2013
Revenues:
Clinical treatment programs	$133	$197	$150
Total Revenues	133	197	150
Costs and Expenses:
Production costs	1,598	1,251	1,234
Research and development	8,038	8,988	8,360
General and administrative	7,147	9,057	7,723
Total Costs and Expenses	16,783	19,296	17,317
Operating loss	(16,650)	(19,099)	(17,167)
Interest and other income	364	665	791
Impairment loss on investments	(315)	(145)	(800)
Interest expense	(3)	(11)	(16)
Gain from sale of income tax operating losses	1,374	1,126	686
Redeemable warrants valuation adjustment	-	14	281
Net loss	(15,230)	(17,450)	(16,225)
Other Comprehensive Income (Loss)
Unrealized loss on securities	(252)	(191)	(871)
Reclassification adjustments for impairment losses on investments included in net loss	315	145	800
Net comprehensive loss	$(15,167)	$(17,496)	$(16,296)
Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.10)
Weighted average shares outstanding basic and diluted	236,151,781	188,291,976	167,325,584

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(in thousands except share data)

	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity
Balance January 1, 2013	166,490,190	$166	$288,671	$(43)	$(244,094)	$44,700
Shares issued for:
Settlement of accounts payable	1,196,769	1	268	—	—	269
Shares sold at the market	973,411	1	248	—	—	249
Equity-based compensation	—	—	376	—	—	376
Net comprehensive loss	—	—	—	(71)	(16,225)	(16,296)
Balance December 31, 2013	168,660,370	168	289,563	(114)	(260,319)	29,298
Shares issued for:
Settlement of accounts payable	229,031	—	59	—	—	59
Shares sold at the market	35,115,417	36	12,781	—	—	12,817
Equity-based compensation	—	—	326	—	—	326
Net comprehensive loss	—	—	—	(46)	(17,450)	(17,496)
Balance December 31, 2014	204,004,818	204	302,729	(160)	(277,769)	25,004
Shares issued for:
Settlement of accounts payable	2,558,779	2	670	—	—	672
Shares sold at the market	40,995,890	41	9,640	—	—	9,681
Equity-based compensation	—	—	181	—	—	181
Net comprehensive loss	—	—		63	(15,230)	(15,167)
Balance December 31, 2015	247,559,487	$247	$313,220	$(97)	$(292,999)	$20,371

See accompanying notes to consolidated financial statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(15,230)	$(17,450)	$(16,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	941	665	671
Amortization and abandonment of patent and trademark rights	249	477	196
Redeemable warrants valuation adjustment	—	(14)	(281)
Equity-based compensation	181	326	376
Other-than-temporary impairment of marketable securities	315	145	800
Unrealized gain on securities	63	(46)	(71)
Inventory reserve	—	—	453
Changes in assets and liabilities:
Inventories	(1,326)	—	—
Prepaid expenses and other assets	64	(41)	(36)
Accounts payable	(196)	869	(617)
Accrued expenses	(1,114)	1,105	(2,167)
Net cash used in operating activities	(16,053)	(13,964)	(16,901)
Cash flows from investing activities:
Purchases of property, equipment and construction in progress	(240)	(504)	(898)
Additions to patent and trademark rights	(250)	(258)	(242)
Office rental deposit	—	—	(71)
Deposits on capital leases refunded	—	2	—
Sales and maturities of short-term and long-term marketable securities	6,842	3,294	23,550
Purchase of short-term and long-term marketable securities	—	—	—
Net cash provided by investing activities	$6,352	$2,534	$22,339

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock, net of issuance costs	$9,681	$12,817	$249
Payments on capital leases	(21)	(34)	(45)
Payments on Margin Account Loan	—	—	(7,051)
Net cash provided by (used in) financing activities	9,660	12,783	(6,847)
Net (decrease) increase in cash and cash equivalents	(41)	1,353	(1,409)
Cash and cash equivalents at beginning of year	2,156	803	2,212
Cash and cash equivalents at end of year	$2,115	$2,156	$803
Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$672	$59	$269
Unrealized gain (loss) on marketable securities	$63	$(46)	$(71)
Supplemental disclosure of cash flow information:
Capitalized construction interest	$—	$—	$143
Cash paid for interest expense	$3	$11	$16

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business

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

(2)	Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash and money market accounts and total $2,115,000 and $2,156,000 at December 31, 2015 and 2014, respectively.

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

(c) Property and Equipment

	(in thousands) December 31,
	2015	2014
Land, buildings and improvements	$11,603	$4,209
Furniture, fixtures, and equipment	5,490	5,307
Leasehold improvements	85	85
Total property and equipment	17,178	9,601
Less: accumulated depreciation and amortization	(5,941)	(5,000)
Property and equipment, net	$11,237	$4,601

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

Construction in progress consists of funds used for the construction and installation of property and equipment within the Company’s New Brunswick, NJ facility. As of December 31, 2015, construction in progress was $0 as compared to $7,337,000 at December 31, 2014. The Company capitalized $0 of interest charges in 2015 and 2014, respectively, related to the construction in progress.

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

(i) Recent Accounting Standards and Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Upon the Company realizing operating revenues from the sale of commercialized product, the Company’s adoption of this guidance may have an impact on the Company’s financial statement presentation or disclosures.

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

In 2015, the FASB issued Accounting Standards Updates (“ASU”) 2015-01 through 2015-17. These updates did not have a significant impact on the financial statements.

In January 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company believes that the adoption of the guidance may have an impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. ASU2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not adopted ASU 2016-02 and believes such adoption will not have a material impact on its consolidated financial statements.

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

(k) Accounts Receivable

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process. The Company does not require collateral on its receivables. The Company did not have any receivables as of December 31, 2015 and 2014.

(l) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants related to 15,794,444, 17,486,946 and 27,968,158 shares, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2015, 2014 and 2013, respectively, since their effect is antidilutive.

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

(3)	Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	2015	2014
Inventory work-in-process, January 1	$—	$—
Production	1,443	—
Spoilage	(117)	—
Inventory work-in-process, December 31	$1,326	$—

Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA. The Company is continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data.

(4)	Marketable Securities

Marketable securities consist of Mutual Funds. For the twelve months ended December 31, 2015 and 2014, it was determined that some of the Marketable Securities had other than temporary impairments of approximately $315,000 and $145,000, respectively. At December 31, 2015 and 2014, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see Note 17: Fair Value).

Securities classified as available for sale consisted of:

December 31, 2015

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$6,892	$—	$(97)	$6,795	$6,795	$—
Totals	$6,892	$—	$(97)	$6,795	$6,795	$—

December 31, 2014

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$14,112	$—	$(160)	$13,952	$13,952	$—
Totals	$14,112	$—	$(160)	$13,952	$13,952	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

December 31, 2015

(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$2,834	$(159)	$2,041	$(21)	$4,875	$(180)
Totals	2	$2,834	$(159)	$2,041	$(21)	$4,875	$(180)

December 31, 2014

(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)
Totals	2	$5,928	$(106)	$8,024	$(54)	$13,952	$(160)

(5)	Patents, Trademark Rights and Other Intangibles (FASB ASC 350-30 General Intangibles Other than Goodwill)

During the years ended December 31, 2015, 2014 and 2013, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges of $215,000, $446,000 and $176,000, respectively, which are included in research and development. Amortization expense was $34,000, $31,000 and $20,000 in 2015, 2014 and 2013, respectively. The total cost of the patents was $1,005,000 as of December 31, 2015 and 2014, respectively. The accumulated amortization as of December 31, 2015 and 2014 is $143,000 and $144,000, respectively. For the year ended December 31, 2015 and 2014, additions to patents costs were $250,000 and $258,000, respectively.

Amortization of patents and trademarks for each of the next five years is as follows: 2016 - $34,000; 2017 - $34,000; 2018 - $34,000; 2019 - $34,000 and 2020 - $34,000. No amortization expense is recognized related to patents that are pending.

(6)	Accrued Expenses

Accrued expenses at December 31, 2015 and 2014 consists of the following:

	(in thousands) December 31,
	2015	2014
Compensation	$229	$1,806
Professional fees	619	404
Clinical Trial expenses	143	-
Other Expenses	228	123
	$1,219	$2,333

(7)	Stockholders' Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. There were no Preferred Shares issued and outstanding at December 31, 2015 and 2014.

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

On September 16, 2015, the Company's stockholders removed the limitations and restrictions on 67,000,000 shares. The Company's stockholders approved up to an additional 60,000,000 shares for use in capital raising transactions and 7,000,000 shares for use in the Equity Plan of 2009.

As of December 31, 2015 and 2014, 247,559,487 and 204,004,818 shares were outstanding, respectively.

(c) Equity Financings

On July 23, 2012, The Company entered into a EDA with Maxim (the "EDA”) pursuant to which the Company may sell up to $75,000,000 worth of its shares of common stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. Up until August 4, 2015, the shares were being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. Since August 4, 2015, the shares are being sold pursuant to the Company's Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on August 4, 2015 (the “2015 Universal Shelf”).

On August 4, 2015, the Company and Maxim Group LLC amended their July 23, 2012 EDA solely for the purpose of adding the registrant’s new registration statement on Form S-3 (File No 333-205228) to the definition of “registration statement” as the old registration statement expired.

On August 5, 2015, the Company filed an updated Prospectus Supplement to reflect that sales under the EDA are now being conducted pursuant to the 2015 Universal Shelf. In addition, on September 16, 2015, the Company's stockholders approved up to an additional 60,000,000 of the remaining Restricted Shares for use in capital raising transactions

For the period ended December 14, 2015, we sold an aggregate of 40,995,890 shares that resulted in net cash proceeds of approximately $9,681,000 after commissions paid to Maxim for approximately $299,000. On December 15, 2015, the Company filed a Prospectus Supplement reducing all offerings pursuant to its existing equity distribution agreement with Maxim Group LLC to $0.

On December 15, 2015, Hemispherx Biopharma, Inc. (the “Company”) entered into an Equity Distribution Agreement with Chardan Capital Markets, LLC (the “Agreement”) to create an at-the-market equity program under which it may sell shares of its common stock (the “Shares”) from time to time through Chardan Capital Markets, LLC, as sales agent (“Chardan”). Under the Agreement, Chardan will be entitled to a commission at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the Agreement.

Sales of the Shares, if any, under the Agreement may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Chardan. The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Agreement or terminate the Agreement.

The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-205228). On December 16, 2015, the Company filed a Prospectus Supplement relating to the Chardan offering with the Securities and Exchange Commission. In 2015, no shares were sold under the Chardan Agreement.

The Company’s plans to allocate the net proceeds from the offering towards research and development, operations and general and administrative purposes related to the commercialization of Ampligen® and Alferon® related products, including, but not limited to, the following: (1) Costs to maintain the Alferon N Injection® manufacturing facility and to prepare for the FDA pre-approval inspections of the Ampligen® facility, (2) Manufacture of commercial product, (3) Potential new preclinical and/or clinical studies in order to gain commercial approval for Ampligen® and broader approvals for Alferon® and Alferon LDO®, (4) Working capital to build and maintain sufficient inventory by procuring raw materials, supplies and other items for the New Brunswick manufacturing facility, as well as to remunerate outside contractors for necessary services, such as, final filling and finishing operations in order to meet any anticipated demand from normal operations as well as through the possible pursuit of other disease areas and/or geographic regions that may present themselves, (5) Pursuit of potential partnering opportunities for Ampligen®, (6) Potential establishment of sales and marketing capabilities, as well as consideration towards the expansion of our manufacturing capacity, and (7) working capital for general and administrative expenses.

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

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.32%-1.72%	1.66%-1.72%	0.14%-1.40%
Expected dividend yield	0	0	0
Expected life	2.5-5 years	5 years	1-5 years
Expected volatility	83.840%-85.220%	84.497%-92.631%	89.727%-118.22%
Weighted average grant date fair value for options and equity warrants issued	$0.15 per option/warrant for 825,000 options/equity warrants	$0.18 per option for 1,314,284 options	$0.14 per option/warrant for 4,120,000 options/equity warrants

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

The 1990 Stock Option Plan provided for the grant of options to purchase up to 460,798 shares of the Company's Common Stock to employees, Directors, and Officers of the Company and to consultants, advisors, and other persons whose contributions are important to the success of the Company. The recipients of options granted under the 1990 Stock Option Plan, the number of shares to be converted by each option, and the exercise price, vesting terms, if any, duration and other terms of each option shall be determined by the Company's Board of Directors or, if delegated by the Board, its Compensation Committee. no option is exercisable more than 10 years and one month from the date as of which an option agreement is executed. These shares become vested through various periods not to exceed four years from the date of grant. The option price represents the fair market value of each underlying share of Common Stock at the date of grant, based upon the public trading price. This plan is no longer in effect and no further options will be issued from this plan.

Information regarding the options approved by the Board of Directors under the 1990 Stock Option Plan is summarized below:

	2013			2014			2015
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	200,000	2.75	$2.75	—	—	$—	—	—	$—
Granted	—	—	—	—	—	—	—	—	—
Forfeited	(200,000)	2.75	2.75	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	—	$—	$—	—	$—	$—	—	$—	$—
Exercisable, end of year	—	$—	$—	—	$—	$—	—	$—	$—
Weighted average remaining contractual life (years)	0 years			0 years			0 years
Available for future grants	—			—			—

The Equity Plan is administered by the Board of Directors. The Equity Plan provides for awards to be made to such Officers, other key employees, non-employee directors, consultants and advisors of the Company and its subsidiaries as the Board may select.

Information regarding the options approved by the Board of Directors under Equity Plan of 2004 is summarized below:

	2013			2014			2015
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	6,630,934	1.30-6.00	$2.66	6,480,934	1.30-6.00	$2.68	5,864,626	1.30-6.00	$2.69
Granted	—	—	—	—	—	—	—	—	—
Forfeited	(150,000)	2.00	$2.00	(616,308)	1.90-3.44	$2.58	(1,205,912)	$1.63-2.87	$1.95
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	6,480,934	1.30-6.00	$2.68	5,864,626	1.30-6.00	$2.69	4,658,714	1.30-6.00	$2.88
Exercisable, end of year	6,480,934	1.30-6.00	$2.68	5,864,626	1.30-6.00	$2.69	4,658,714	1.30-6.00	$2.88
Weighted average remaining contractual life (years)	2-5 years			1-4 years			1-3 years
Available for future grants	170,019			—			—

Information regarding the options approved by the Board of Directors under Equity Plan of 2007 is summarized below:

	2013			2014			2015
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17
Granted	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17
Exercisable, end of year	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17	1,550,000	0.72-3.05	2.17
Weighted average remaining contractual life (years)	5-7 years			4-6 years			3-5 years
Available for future grants	3,004			3,004			3,004

Information regarding the options approved by the Board of Directors under Equity Plan of 2009 is summarized below:

	2013			2014			2015
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	4,688,978	0.21-4.03	0.61	6,708,978	0.21-4.03	0.61	7,673,262	0.21-4.03	0.55
Granted	2,020,000	0.22-2.00	0.40	1,314,284	0.33-2.60	0.40	800,000	0.25	0.25
Forfeited	—	—	—	(350,000)	0.31-2.81	1.45	(653,728)	0.25-4.03	1.74
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	6,708,978	0.21-4.03	0.55	7,673,262	0.21-4.03	0.55	7,819,534	0.21-4.03	0.46
Exercisable, end of year	5,713,145	0.21-4.03	0.55	6,929,335	0.21-4.03	0.55	7,486,201	0.21-4.03	0.46
Weighted average remaining contractual life (years)	6-10 years			5-10 years			4-10 years
Available for future grants	3,090,478			1,487,543			8,341,271

Stock option activity during the years ended December 31, 2013, 2014 and 2015 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2012	9,441,480	$1.90	5.35	—
Granted	1,170,000	0.36		—
Forfeited	—	—	—	—
Outstanding December 31, 2013	10,611,480	$1.73	4.92	—
Granted	1,264,284	0.97	—	—
Forfeited	(587,876)	1.78	—	—
Outstanding December 31, 2014	11,287,888	$1.64	4.61	—
Granted	800,000	0.25	—	—
Forfeited	(1,362,640)	1.31	—	—
Outstanding December 31, 2015	10,725,248	$1.58	4.02	—
Vested and expected to vest at December 31, 2015	10,391,915	$1.54	3.73	—
Exercisable at December 31, 2015	10,391,915	$1.54	3.73	—

The weighted-average grant-date fair value of employee options granted during the year 2015 was $121,000 for 800,000 options at $0.15 per option, during the year 2014 was $230,000 for 1,264,284 options at $0.18 per option, and the year 2013 was $222,000 for 1,170,000 options at $0.19 per option.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2012	516,373	$0.45	9.43	—
Granted	595,000	0.24	—	—
Vested	(586,373)	0.38	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2013	525,000	$0.29	8.38	—
Granted	1,264,284	0.97	—	—
Vested	(1,078,690)	0.38	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2014	710,594	$1.38	8.76	—
Granted	800,000	0.25	—	—
Vested	(1,177,261)	0.92	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2015	333,333	$0.29	7.82	—

The weighted-average grant-date fair value of employee unvested stock options granted during the year 2015 was $51,000 for 333,333 options at $0.15 per option, during the year 2014 was $230,000 for 1,264,284 options at $0.18 per option, and during the year 2013 was $100,000 for 595,000options at $0.24 per option.

Stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2012	3,428,432	$1.73	4.71	—
Granted	850,000	0.56	—	—
Exercised	—	—	—	—
Forfeited	(150,000)	2.00	—	—
Outstanding December 31, 2013	4,128,432	$1.48	5.01	—
Granted	50,000	2.60	—	—
Exercised	—	—	—	—
Forfeited	(378,432)	2.78	—	—
Outstanding December 31, 2014	3,800,000	$1.36	4.75	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(497,000)	1.86	—	—
Outstanding December 31, 2015	3,303,000	$1.29	4.31	—
Vested and expected to vest at December 31, 2015	3,303,000	$1.29	4.31	—
Exercisable at December 31, 2015	3,303,000	$1.29	4.31	—

The weighted-average grant-date fair value of non-employee options granted during the year 2015 was zero, as no options were granted to non-employees in 2015, during the year 2014 was $5,000 for 50,000 options at $0.10 per option, and during the year 2013 was $131,000 for 850,000 options at $0.15 per option.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2012	210,422	$0.40	9.68	—
Granted	470,833	0.25	—	—
Vested	(210,422)	0.40	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2013	470,833	$0.25	9.61	—
Granted	50,000	2.60	—	—
Vested	(487,500)	0.33	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2014	33,333	$2.60	9.08	—
Granted	—	—	—	—
Vested	(33,333)	2.60	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2015	—	$—	—	—

Stock-based compensation expense was approximately $181,000, $326,000 and $376,000 for the year ended December 31, 2015, 2014, and 2013, respectively resulting in an increase in general and administrative expenses with no effect on earnings per share

As of December 31, 2015 and 2014, there was $199,000 and $259,000, respectively, of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans. Stock-based compensation related to options granted under the Equity Incentive Plans will be recorded over the vesting period which is typically one year or upon reaching agreed upon company and/or individual performance milestones being met which is indefinite.

(ii) Stock Warrants

Stock warrants are issued as needed by the Board of Directors and have no formal plan.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the warrants was estimated based on historical option holder’s behavior and represents the period of time that options are expected to be outstanding. There were 25,000 warrants granted during 2015 at $0.09 per Warrant.

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	2013			2014			2015
	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price
Outstanding, beginning of year	11,128,246	0.51-2.00	$1.44	13,228,246	0.25-2.00	$1.26	2,399,058	0.25-2.00	$0.56
Granted	2,100,000	0.25-0.50	$0.33	—	—	$—	25,000	0.09	$0.09
Forfeited	—	—	—	(10,829,188)	0.29-1.65	1.41	(657,862)	0.51-1.55	0.77
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	13,228,246	0.25 –2.00	$1.26	2,399,058	0.25-2.00	$0.56	1,766,196	0.09-2.00	$0.48
Exercisable	11,328,246	0.50-2.00	$1.42	2,399,058	0.25-2.00	$0.56	1,766,196	0.09-2.00	$ 0. 48
Weighted average remaining contractual life	1.5 years			4.8 years			4.4 years
Years exercisable	2014-2023			2014-2023			2017-2023

Stock warrants are issued at the discretion of the Board. In 2015, there were no warrants issued. Certain of the stock warrants outstanding are subject to adjustments for stock splits and dividends. No warrants were exercised during 2013, 2014 or 2015.

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

On November 2, 2012, the Company executed an Amended and Restated Rights Agreement amending and restating the November 19, 2002 Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (as amended, the “Amended Rights Agreement”). The Amended Rights Agreement extends the term of the Rights Plan to November 18, 2017 and amends certain other provisions, as described in the Company’s Amended Registration Statement on Form 8-A/A, filed on November 2, 2012 (the “Amended Form 8-A”). The Amended Rights Plan entitles holders to buy one-hundredth unit of preferred stock for $30.00 and may be redeemed prior to November 19, 2017, the expiration date, at $0.001 per Right under certain circumstances. The Rights generally are not transferable apart from the common stock and will not be exercisable unless and until a person or group acquires or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of our common stock. However, for Dr. Carter, our Chief Executive Officer, who already beneficially owns approximately 3.50% of our common stock, the Rights Plan’s threshold will be 20%, instead of 15%.

(8)	Segment and Related Information

The Company operates in one segment, which performs research and development activities related to Ampligen® and other drugs under development, and sales and marketing of Alferon®. The Company’s revenues for the three-year period ended December 31, 2015, were earned in the United States.

The Company employs an insignificant amount of net property and equipment in its foreign operations.

(9)	Research, Consulting and Supply Agreements

Since October 2005, the Company has engaged the Sage Group, Inc. (“Sage”), a health care, technology oriented, strategy and transaction advisory firm, to assist the Company in obtaining a strategic alliance in Japan for the use of Ampligen® in treating Chronic Fatigue Syndrome (“CFS”). On December 14, 2011, the Company agreed to a Second Amended Adviser’s Agreement for twenty-four months with Sage, effective June 15, 2011, that amends and supersedes all other agreements and arrangements between the parties. Further, this Agreement may be terminated by the Company for cause after the Company delivers written notice to Adviser of a failure to perform and such failure is not cured within fifteen (15) days. Sage will assist the Company to identify, qualify, negotiate and close one or more licensing, partnering, alliance or similar transactions pertaining to the Company’s products and technology including, but not limited to, any and all uses of Ampligen®, Alferon® and related intellectual property as well as acquisition of companies in whole or in part and the sale or the merger of Company (“Transactions”). In consideration for services performed or attributed to Sage resulting in Transactions, Sage is entitled to a monthly “Adviser’s Fee” of $20,000, a one-time distribution of 200,000 Options that vest proportionately over 18 months with an exercise price of 110% of the closing price of the Company Stock on the NYSE MKT on the closing price of the day preceding the execution date of the agreement plus preapproved expenses along with the potential for a “Success Fee” of five percent (5)% of all consideration that is capped at $5,000,000 per annum for Transactions introduced to the Company by Sage. A Transaction can occur during the Term of the agreement or 18 months thereafter. The Company incurred approximately $399,000, $278,000 and $337,000 in fees and expenses to Sage for the years ended December 31, 2015, 2014 and 2013, respectively, pursuant to this and earlier agreements. The agreement expired and continued on a month to month basis until terminated on February 25, 2016.

On October 2, 2011, the Company finalized their Fourth Amendment to a Supply Agreement, effective through March 11, 2014, with Jubilant Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. This Supply Agreement expired March 11, 2014. The Company is working towards an amendment to the existing Supply Agreement, which may contain additional fees as part of entering into the extension. In October 2014, we entered into a purchase commitment with Hollister-Stier for approximately $700,000 for the manufacture of clinical batches of Ampligen® and no fees were incurred for the years ended 2014 and 2015, respectively, pursuant to this agreement.

To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® Drug Product, the Company requires a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, the Company agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon N Injection®. In November 2014, the Company entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. The Company has paid approximately $210,000 to Althea with regard to this open purchase commitment as of December 31, 2015 and has recorded this amount within work-in-process inventory.

On September 6, 2011, The Company executed an amended agreement with Armada Healthcare, LLC (“Armada”) to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. The Company previously extended this agreement for the previous three years also under the same terms and conditions. The Company incurred no fees for the years ended December 31, 2015, 2014 and 2013, pursuant to original and amended agreements.

On September 6, 2011, the Company executed a new agreement with specialty distributor, BioRidge Pharma, LLC (”BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. The Company previously extended this agreement for the previous three years also under the same terms and conditions. The Company incurred approximately fees of $2,000, $21,000 and $21,000 for the years ended December 31, 2015, 2014 and 2013, respectively, pursuant to the agreement.

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

On August 3, 2015, the Company executed a multi-year agreement with Impatients, N.V. ("Impatients"), a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe, Turkey and Canada (the “Territory”) related to Chronic Fatigue Syndrome. MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, will perform EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx will support these efforts and will supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. The parties will establish a Joint Steering Committee composed of representatives of both parties to oversee the EAP. On October 16, 2015, the Company amended the agreement with Impatients to include Alferon N® as part of the EAP as well as the inclusion of Brazil, Columbia and Chile within the definition of Territory which may provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails. The Company may have the ability to sell work-in-process inventory comprising of approximately 1,200 vials of clinical grade natural interferon Alpha-n3. We are currently working to potentially sell this inventory of clinical grade natural interferon Alpha-n3 through our Early Access Program ("EAP") in South America and Europe. In addition, the Company is reviewing the possibility of also selling the remaining work-in-process inventory through the EAP; however, this inventory has yet to go through the fill and finish process.  The Company continues to test the stability characteristics of its products; the results of which are used to determine appropriate storage conditions and expiration dates.  These tests are conducted routinely to extend the life of the product so long as the test results are positive.  Negative results would result in discarding the product.

On August 6, 2015, the Company executed an agreement with Emerge to seek approval of Alferon N Injection® in Australia and New Zealand and to commence distribution of Alferon® in both countries on a named-patient basis, for treating genital warts and other infections and diseases to which patients in Australia and New Zealand have become refractory to recombinant interferon. The Company and Emerge will collaborate on seeking regulatory approval from Australia’s TGA and New Zealand’s Medsafe. Under a five-year exclusive license to sell, market, and distribute Alferon N Injection® in Australia and New Zealand, Emerge will implement regulatory-compliant programs to educate physicians about Alferon®. The Company will support these efforts and will supply Alferon® at a predetermined transfer price. The Company has the right to buy out of the agreement at a price equal to three times Alferon® sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three.

The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 2015, 2014 and 2013, the Company incurred approximately $1,668,000, $1,286,000 and $1,769,000, respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. A 6% Company matching contribution was established, effective as of January 1, 2010. For 2015, 2014 and 2013, the Company contributions towards the 401(k) Plan were $167,000, $170,000 and $171,000 respectively.

(11)	Royalties, License and Employment Agreements

The Company had contractual agreements with Named Executive Officers ("Officers") in 2015, 2014 and 2013. The aggregate annual base compensation for these Officers under their respective contractual agreements for 2015, 2014 and 2013 was $2,259,000, $2,249,000 and $2,788,000 respectively. The 2013 officers’ compensation includes $238,000 of severance salary to the former CFO due to his resignation effective December 27, 2013. In addition, certain of these Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. In 2015, 2014 and 2013, Officers’ bonuses of $0, $386,000 and $0 respectively were granted. Additionally, in November 2012, the Company’s Compensation Committee authorized bonuses per Section 3(c)(ii) of their respective Employment Agreements to Dr. Carter and Mr. Equels based on the contractual obligation and opinion of independent legal counsel of approximately $262,000, $641,000, and $12,000 in 2015, 2014 and 2013, respectively, to each Dr. Carter and Mr. Equels.

On November 23, 2015, Dr. Carter and Mr. Equels waived their rights under their respective employment agreements to any future payment of any incentive bonus related to the sale of the Company’s stock or other securities by, or on behalf of, the Company pursuant to the Maxim Equity Distribution Agreement or any similar or successor ATM equity distribution agreement. Dr. Carter and Mr. Equels voluntarily provided these waivers in an effort to preserve cash and to help the Company to ensure its short term commercialization goals.

On December 23, 2015, pursuant to a resolution of the Compensation Committee of our Board, we notified Dr. William A. Carter, our chairman of the board, chief executive officer and chief scientific officer, that we were not renewing his Amended and Restated Engagement Agreement dated June 11, 2010 (the “Agreement”). As a result, the Agreement terminated on December 31, 2015 per its terms. We have agreed to continue to pay Dr. Carter a base fee at the rate of $332,000 per year, payable monthly, for services that he renders to us as a consultant. We have the right to terminate these payments on 30 days’ written notice. Pursuant to the Agreement, Dr. Carter provided consulting services related to patent development. Dr. Carter’s employment agreement remains unchanged.

In 2015, equity was granted as a form of compensation to these Officers:

•	Chief Executive Officer was granted 500,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year; and

•	General Counsel was granted 300,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year.

In 2014, equity was granted as a form of compensation to these Officers:

•	Chief Executive Officer was granted 500,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year and 320,000 ten year options to purchase common stock at $2.60 which vest in entirety in one year; and

•	General Counsel was granted 300,000 ten year options to purchase common stock at $0.36 per share which vest in entirety in one year, and;

In 2013, equity was granted as a form of compensation to these Officers:

•	Chief Executive Officer was granted 500,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year; and

•	Chief Executive Officer was granted 150,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year; and

•	General Counsel was granted 300,000 ten year options to purchase common stock at $0.31 per share which vest in entirety in one year, and;

•	General Counsel was granted 150,000 ten year options to purchase common stock at $0.25 per share which vest in entirety in one year.

After reviewing the terms of our 2009 Equity Incentive Plan, the Company had issued to Dr. Carter in excess of the number of securities permitted under the Plan. The Plan permits a maximum of 3,000,000 shares covered by the Plan to be issued pursuant to Plan Awards to any one Plan Participant. While this limitation was imposed to comply with the requirements for the exception for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code, none of the Awards granted to Dr. Carter were Section 162(m) qualified performance-based compensation. To rectify this issue, on December 8, 2015, Dr. Carter graciously returned to the Company a sufficient number of securities issued under the Plan to bring it back into compliance with the terms of the Plan. The Company has agreed in the future to consider some form of non-stock compensation to Dr. Carter for his return of these securities.

The Company recorded stock compensation expense of $121,000, $223,000 and $219,000, respectively, during the years ended December 31, 2015, 2014 and 2013 respectively with regard to these issuances.

(12)	Leases

The Company has a non-cancelable escalating operating lease as amended, for the space in which its principal office is located. The term of the lease for the Philadelphia, Pennsylvania offices is currently through July 1, 2018. Approximate future minimum payments under these operating lease obligations are as follows:

For The Years Ending
December 31,	(In Thousands)
2016	157
2017	161
2018	68
Thereafter	—
$386

Rent expense charged to operations for the years ended December 31, 2015, 2014 and 2013 amounted to approximately $166,000, $163,000 and $183,000 respectively.

(13) Income Taxes (FASB ASC 740 Income Taxes)

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

As of December 31, 2014, the Company has approximately $151,000,000 of federal net operating loss carryforwards (expiring in the years 2018 through 2034) available to offset future federal taxable income. The Company also has approximately $36,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2033) and approximately $28,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2033 and 2034) available to offset future state taxable income. In January 2015, the Company effectively sold $14,300,000 of its New Jersey state net operating loss carryforward for the year 2013 for approximately $1,374,000.

As of December 31, 2015, the Company has approximately $166,000,000 of federal net operating loss carryforwards (expiring in the years 2018 through 2035) available to offset future federal taxable income. The Company also has approximately $36,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2018 through 2033) and approximately $29,000,000 of New Jersey state net operating loss carryforwards (expiring in the years 2034 and 2035) available to offset future state taxable income. In January 2016, the Company effectively sold $16,000,000 of its New Jersey state net operating loss carryforward for the year 2014 for approximately $1,320,000, and also sold New Jersey research and development credits for $241,000.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2015 and 2014.

The components of the net deferred tax asset of December 31, 2015 and 2014 consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2015	2014
Net operating losses	$56,300	$51,350
Amortization & depreciation	88	60
Research and development costs	691	923
Stock compensation	62	111
Total	57,141	52,444
Less: Valuation allowance	(57,141)	(52,444)
Balance	—	—

(14)	Contingencies

(a)	Stephanie A. Frater v. Hemispherx Biopharma, Inc., William A. Carter, David Strayer and Wayne Pambianchi, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:12-cv-07152-WY.
(b)	Mark Zicherman v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Iraj E. Kiani, William M. Mitchell, Richard C. Piani, David Strayer and Charles T. Bernhardt, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:13-cv-00243-WY.
(c)	Michael Desclos v. Hemispherx Biopharma, Inc., William A. Carter, Charles T. Bernhardt, Thomas K. Equels, David R. Strayer, Richard C. Piani, William M. Mitchell, and Iraj E. Kiani, First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, March 2013 Term, No. 110.
(d)	Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., William A. Carter, Charles T. Bernhardt, Thomas K. Equels, David R. Strayer, Richard C. Piani, William M. Mitchell, and Iraj E. Kiani, First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, April 2013 Term, No. 3458.
(e)	Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Richard C. Piani, William M. Mitchell, Iraj E. Kiani and Robert E Peterson, Chancery Court of the State of Delaware, June 18, 2013, Case No. 8657.
(f)	Charles T. Bernhardt III v. Hemispherx Biopharma, Inc., Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino; Court of Common Pleas of Philadelphia County, Philadelphia, PA; Case: February Term, 2014 No. 000784.
(g)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 9-549-GMS.
(h)	William A. Carter v. Hemispherx Biopharma, Inc., U.S. District Court for the Southern District of Florida February 19, 2016 Case No. 1:16-cv-20597.

(a) On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendants' motion to dismiss the Amended Complaint, and on February 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for completion of all fact discovery. On February 25, 2014, defendants filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. After conducting significant fact discovery, the parties reached an agreement in principle to settle all claims on December 31, 2014. However, the settlement is subject to the Court's issuance of an order finally approving the terms of the parties' settlement agreement in all material respects. On March 11, 2015, the parties filed a joint motion with the Court seeking an order, inter alia, granting preliminary approval of their settlement agreement, preliminarily certifying a class for settlement purposes, and setting a date for a final settlement hearing. On April 8, 2015, the Court granted the parties’ joint motion, and entered an Order preliminarily approving the parties’ settlement, preliminarily certifying a class for settlement purposes, directing issuance of notice, and scheduling the final approval hearing for July 22, 2015. On July 22, 2015, the Court held the final approval hearing to determine whether the parties’ settlement is fair, reasonable, adequate and should be approved, and on the same date entered an Order granting final approval of the parties’ settlement. No Company funds were used to pay the settlement, which was paid from the Company’s insurance coverage. The settlement did not contain any admission of fault or wrongdoing by Hemispherx or any of the individual defendants. No appeal was filed.

(b) On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File. On April 11, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On January 28, 2015, on request of the parties, the Court entered an Order continuing the temporary stay, subject to the requirement that the parties submit an updated joint status report within ten days of the court’s entry of an order granting or denying the securities class action parties’ motion for preliminary approval of their settlement agreement. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. After it is finalized and executed, the parties’ settlement agreement will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects.

(c) On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. After it is finalized and executed, the parties’ settlement agreement will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects.

(d) On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement to settle all claims. After it is finalized and executed, the parties’ settlement agreement will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects.

(e) On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. Following briefing and oral argument on the motion to dismiss, the Court denied the SLC’s motion on August 18, 2015, but did dismiss the claims against former officer Robert E. Peterson. On October 13, 2015, Plaintiffs filed a Verified Amended Derivative and Class Action Complaint, asserting additional claims for breach of fiduciary duty against Board member Peter W. Rodino, declaratory judgment with respect to certain bonuses paid to officers of the Company, and a class action claim for breach of fiduciary duty against the current Board in connection with the solicitation of votes in advance of the Company’s 2015 annual meeting. The Amended Complaint also removed all of the dismissed claims against Mr. Peterson. The Company and all individual defendants except former Board member Richard C. Piani answered the Amended Compliant on November 19, 2015. The Court entered a scheduling order on December 2, 2015, and the Company anticipates discovery will continue through the second quarter of 2016. On January 5, 2016, the parties agreed to suspend all litigation for 60 days and to attempt to resolve the action through mediation. The parties engaged in a mediation on February 10, 2016, and although no resolution was reached within the 60 days, the parties continue to negotiate with the hope of reaching a settlement.

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

(f) On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company currently owes Bernhardt certain wages, fringe benefits and severance payments by reason of his resignation from employment as Chief Financial Officer of the Company. The claims against the Company as set forth in the Second Amended Complaint include breach of contract, violation of the Pennsylvania Wage Protection Collection Law (“WPCL”) and anticipatory breach of the employment agreement. The suit also asserts claims against Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino, in their capacity as corporate officers and/or directors of the Company, for violation of the WPCL and for anticipatory breach of the employment agreement. In addition to compensatory damages of $275,824.09 on all counts, Bernhardt’s claim also includes a demand for attorneys’ fees and liquidated damages under the WPCL. The Company and individual defendants have filed an Answer, New Matter and Counterclaims. On February 11, 2015 the Company and individual defendants filed First Amended Answer, New Matter and Counterclaims which assert claims for Injurious Falsehood/Corporate Disparagement, Defamation, Replevin, Conversion, Common Law Trademark Infringement, Demand for Permanent Injunction Based on Conversion, and Demand for Permanent Injunction based on Common Law Trademark Infringement. On March 17, 2015, Bernhardt responded to the Company’s claim. In October 2015, all parties to the suit agreed to a full and final settlement of the action. Negotiations of the terms of the settlement agreement have been concluded, and said agreement is currently in circulation for execution by all parties as a prerequisite to the formal dismissal of the court action. Under the terms of said agreement, the Parties have agreed to a full and amicable resolution of all claims.

(g) Cato Capital, LLC ("Cato") brought suit against the Company on July 31, 2009, in the United States District Court for the District of Delaware (the "Court"), alleging that under a November 2008 agreement between Cato and Hemispherx, Hemispherx owes Cato a placement fee arising from subsequent Hemispherx financing and investment transactions. Hemispherx disputed these allegations, asserting that Cato failed to comply with the provisions of its own contract. The Amended Complaint sought damages in the amount of $9,830,000.00 plus attorneys' fees and punitive damages. Pursuant to an indemnification responsibility, Hemispherx has also retained this firm to undertake the defense of the Sage Group.

The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On September 29, 2014, the Court found in favor of Hemispherx and Sage on all counts, and dismissed Cato’s claims in their entirety. On January 13, 2015, the Court granted the Company’s motion for attorney’s fees and costs and awarded the Company $770,852.76.

On October 24, 2014, Cato filed a notice of appeal of the Court’s September 29, 2014 decision in the United States Court of Appeals for the Third Circuit (the “Third Circuit”). On March 3, 2015, Cato filed its Brief in the Third Circuit. The Company’s Brief in Response was filed on April 6, 2015, with a Reply Brief by Cato filed on April 19, 2015. The Court of Appeals conducted Oral Argument on July 16, 2015. On August 21, 2015 the Court of Appeals affirmed the judgment of the District Court. On September 9, 2015 Cato sought reconsideration of the decision through re-argument or re-hearing by the en banc Court of Appeals. On September 17, 2015 the Court of Appeals denied Cato’s requests. On October 1, 2015 Hemispherx filed for additional costs and fees to be added to its existing judgment. The Court has not yet ruled on that request. The mandate has been returned to the District Court for additional proceedings arising from Hemispherx’ judgment. Hemispherx is pursuing collection of the amount of $770,852.76 together with additional attorney fees and costs which may be awarded by the Court.

(h) On February 19, 2016, a complaint was filed against the Company by William A. Carter in the United States District Court for the Southern District of Florida. The Complaint seeks damages against the Company for the alleged wrongful termination of the Plaintiff, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, pursuant to an Engagement Agreement and an Employment Agreement, breach of each such agreement, and for unpaid wages and unlawful retaliation.  The Complaint was served on February 26, 2016. The Response is due on March 17, 2016.  A scheduling order was entered by the Court on February 25, 2016, setting the deadline for the submission of a Joint Scheduling Report and a Joint Proposed Scheduling Order within twenty (20) days of the appearance of the Defendant. No other orders have been entered by the Court. The Company believes that the claims asserted in the Complaint are without merit, and intends to vigorously defending these actions.

Summation.

In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified in Contingency (b), (c), (d), (e), (f) and (h). There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the year ended December 31, 2015 and the year ended December 31, 2014. Also, with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

(15)	Certain Relationships and Related Transactions

The Company has employment agreements with certain of their Executive Officers and has granted such officers and directors options and warrants to purchase their common stock. Please see details of these Employment Agreements in Note 11 - Royalties, License and Employment Agreements.

For his Board fees, Dr. William A. Carter, Hemispherx’ Chief Executive Officer, received approximately $182,000, $182,000 and $180,000 for 2015, 2014 and 2013, respectively, classified as general and administrative expense. Dr. Carter also received consulting fees of approximately $332,000, $415,000 and $327,000 for 2015, 2014 and 2013, respectively, classified as research and development expense. For the years ended 2015, 2014 and 2013, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $262,000, $641,000, and $12,000 to Dr. Carter. Dr. Carter's compensation related to this program was classified entirely as research and development.

In 2012, William Kramer was hired as a Clinical Research Associate. Mr. Kramer is the Son-In-Law of Dr. William A. Carter, and was paid approximately $0, $68,000 and $70,000 in 2015, 2014 and 2013, respectively. Additionally, on an as-needed basis and included within the amounts above, the Company utilized the services of Kramer Environmental Management, Inc. to develop standard operating procedures, compliance assessments, testing and obtain permits related to environmental issues.

Katalin Kovari, M.D. was paid approximately $26,000, $27,000 and $26,000 in 2015, 2014 and 2013, respectively for her part-time services to the Company as Assistant Medical Director. Dr. Kovari is the spouse of William A. Carter, CEO.

Since 2011, Peter Kovari was utilized as a part-time independent contractor for Hemispherx Biopharma Europe to undertake projects as a Clinical Programmer. Mr. Kovari is the nephew of Dr. Katalin Kovari and was paid approximately $11,000, $18,000 and $22,000 in 2015, 2014 and 2013, respectively.

Thomas Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008 and joined the Company as General Counsel effective June 1, 2010. Mr. Equels had provided external legal services for several years through May 31, 2010 and Equels Law Firm continues to support the Company. In 2015, 2014 and 2013, the Company paid Equels Law Firm approximately $42,000, $303,000 and $181,000, respectively, for services rendered. Upon analysis in the Fall of 2011 by the Audit Committee’s Financial Expert, it was deemed that the hourly rates charged by Equels Law to the Company were reasonable when compared to the fee structure of a possible arms-length transaction from comparable firms in practice in the same market and of the similar size. The hourly rate fees from Equels Law Firm remained the same for 2013, 2014 and 2015. For his Board fees, Mr. Equels received approximately $182,000, $182,000 and $180,000 for 2015, 2014 and 2013, respectively. In December 2012, with the approval of the Audit Committee, the Company began renting an office at Equels Law Firm for $3,000 per month for dedication to and utilization by Hemispherx personnel, other than Mr. Equels. For 2015, 2014 and 2013, the Company paid Equels Law Firm $0, $0 and $36,000, respectfully, for office rent based on a proration of the Firm’s current leasing fee less the cost for common area.

For the years ended 2015, 2014 and 2013, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $262,000, $641,000, and $12,000 to Mr. Equels. Mr. Equels' compensation related to this program was classified entirely as general and administrative expense.

(16)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There was no credit based sales for 2015, 2014 or 2013.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
•	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2015, 2014 and 2013, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$6,795	$6,795	$—	$—
Liabilities:
Total	$6,795	$6,795	$—	$—

	(in thousands) As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$13,952	$13,952	$—	$—
Liabilities:
Total	$13,952	$13,952	$—	$—

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

	2015	2014	2013
Balance at January 1	$—	$14	$295
Fair value adjustments	—	(14)	(281)
Balance at December 31	$—	$—	$14

(18)	Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued.

In January 2016, there was a sale of the 2014 New Jersey state net operating loss for approximately $1,561,000 as disclosed in Note 13 Income Taxes (FASB ASC 740 Income Taxes)

A flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. The Company’s newly upgraded Alferon® facility in New Brunswick, NJ., will be constrained in its ability to manufacture product in the near future due to a flood in the upstream processing cleanroom that contains the bioreactor. Fortunately, the emergency systems that were/are in place did work, alerting its personnel and the local Fire Department that the pressure in the sprinkler system had dropped. Once the Fire Department deemed the facility safe to enter, the Company immediately alerted its insurance company and contracted a Damage Mitigation company to minimize the loss. The Company is currently working with equipment manufacturers, construction trades and vendors to assess the damage and curtail the amount of downtime to continue work need to complete the FDA Pre-Approval-Inspection. The Company will provide further updates on the situation and timelines to produce commercial Alferon®, once the damaged has been mitigated and the cleanroom has been re-validated to manufacture Alferon®. The Company will focus on the Early Access Program and clinical sales during this hiatus, as, it believes, the damage should not impede such sales.

On February 17, 2016, the Board of Directors of the Company, by majority vote, terminated the employment of Dr. Carter, our Chairman of the Board, Chief Executive Officer and Chief Scientific Officer. As a result, Dr. Carter also is no longer a director. Dr. Mitchell was named Chairman of the Board. In recent months, the Company has been reexamining its fundamental priorities in terms of direction, corporate culture and its ability to fund operations.

On February 19, 2016, the Board of Directors of the Company also made several changes to its executive management team in light of the termination of Dr. Carter, to provide effective and competent leadership that will properly position the Company to achieve its commercial goals and increase stockholder value. In this regard, Adam Pascale has been named Chief Financial Officer in addition to his current responsibilities as Chief Accounting Officer. Mr. Pascale has been employed with Company for 18 years, with more than two decades of public accounting experience and prior public company experience. He earned a Bachelor of Arts degree in Accounting and Finance from Rutgers University. Mr. Pascale served for several years as a CPA prior to joining the Company, and is a member of both the American and the Pennsylvania Institutes of Certified Public Accountants. Mr. Equels, President of the Company, resigned as Chief Financial Officer to make way for Mr. Pascale.

On February 19, 2016, a complaint was filed against the Company by William A. Carter in the United States District Court for the Southern District of Florida. The Complaint seeks damages against the Company for the alleged wrongful termination of the Plaintiff, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, pursuant to an Engagement Agreement and an Employment Agreement, breach of each such agreement, and for unpaid wages and unlawful retaliation.  The Complaint was served on February 26, 2016. The Response is due on March 17, 2016.  A scheduling order was entered by the Court on February 25, 2016, setting the deadline for the submission of a Joint Scheduling Report and a Joint Proposed Scheduling Order within twenty (20) days of the appearance of the Defendant. No other orders have been entered by the Court.

On February 25, 2016, the Board of Directors of the Company appointed Thomas K. Equels, the current President of the Company, as the Company’s Chief Executive Officer. In that capacity, he is the principal executive officer of the Company.

