Form 10-Q
period 2016-03-31
HEMISPHERX BIOPHARMA INC
filed 2016-05-16
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

247,918,529 shares of common stock were outstanding as of May 6, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,013	$2,115
Marketable securities	6,836	6,795
Inventory-work in process	1,326	1,326
Prepaid expenses and other current assets	363	335
Total current assets	9,538	10,571

Property and equipment, net	10,937	11,237
Patent and trademark rights, net	893	862
Other assets	132	134
Total assets	$21,500	$22,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,395	$1,213
Accrued expenses	1,697	1,219
Current portion of capital lease	—	1
Total current liabilities	3,092	2,433

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 247,571,887 and 247,559,487, respectively	247	247
Additional paid-in capital	313,274	313,220
Accumulated other comprehensive income (loss)	50	(97)
Accumulated deficit	(295,163)	(292,999)

Total stockholders’ equity	18,408	20,371
Total liabilities and stockholders’ equity	$21,500	$22,804

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Clinical treatment programs	$39	$36

Total revenues	39	36

Costs and expenses:
Production costs	268	372
Research and development	1,002	2,674
General and administrative	2,448	1,913

Total costs and expenses	3,718	4,959

Operating loss	(3,679)	(4,923)

Interest expense	—	(2)
Interest and other income	61	106
Loss on sales of short term marketable securities	(107)	—
Gain from sale of income tax net operating losses and research credits	1,561	1,374

Net loss	(2,164)	(3,445)

Other comprehensive income:
Reclassification adjustments for loss on sales of short term marketable securities included in net loss	107	—
Unrealized gain on marketable securities	40	111
Net comprehensive loss	$(2,017)	$(3,334)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	247,563,940	213,634,004

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2016

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	247,559,487	$247	$313,220	$(97)	$(292,999)	$20,371
Equity-based compensation	—	—	52	—	—	52
Shares sold at the market	12,400	—	2	—	—	2
Net comprehensive loss	—	—	—	147	(2,164)	(2,017)

Balance at March 31, 2016	247,571,887	$247	$313,274	$50	$(295,163)	$18,408

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(in thousands)

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(2,164)	$(3,445)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	300	180
Amortization and abandonment of patent and trademark rights	30	71
Equity-based compensation	52	58
Realized loss on sale of marketable securities	107	—

Change in assets and liabilities:
Inventories	—	(480)
Prepaid expenses and other current assets	(28)	(33)
Accounts payable	182	236
Accrued expenses	478	(844)
Net cash used in operating activities	(1,043)	(4,257)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	—	(47)
Lease deposit refund	2	—
Additions to patent and trademark rights	(62)	(145)
Net cash used in investing activities	(60)	(192)

Cash flows from financing activities:
Payments on capital leases	(1)	(7)
Proceeds from sale of stock, net of issuance costs	2	5,242
Net cash provided by financing activities	1	5,235

Net increase(decrease) in cash and cash equivalents	(1,102)	786

Cash and cash equivalents at beginning of period	2,115	2,156

Cash and cash equivalents at end of period	$1,013	$2,942

Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable securities	$147	$111
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$2

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries (“Company”). The Company has three domestic subsidiaries: BioPro Corp., BioAegean Corp. and Core Biotech Corp., all of which are incorporated in Delaware and are dormant. The Company also has a foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., which was established in Belgium in 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 15,504,404 and 17,320,280 shares for the three months ended March 31, 2016 and 2015, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options or equity warrants granted in the three months ended March 31, 2016 and 2015.

Stock option for employees' activity during the three months ended March 31, 2016 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	10,725,248	$1.58	4.02	$—
Granted	—	—	—	—
Forfeited	(676,650)	1.00	—	—
Outstanding March 31, 2016	10,048,598	$1.62	3.96	$—
Vested and expected to vest March 31, 2016	10,048,598	$1.62	3.96	$—
Exercisable March 31, 2016	9,915,265	$1.39	3.83	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	333,333	$0.29	7.82	$—
Granted	—	—	—	—
Vested	(200,000)	0.25		—
Forfeited	—	—	—	—
Outstanding March 31, 2016	133,333	$0.35	5.05	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	3,303,000	$1.29	4.31	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(250,000)	3.86	—	—
Outstanding March 31, 2016	3,053,000	$1.08	4.39	$—
Vested and expected to vest March 31, 2016	3,053,000	$1.08	4.39	$—
Exercisable March 31, 2016	3,053,000	$1.08	4.39	$—

Unvested stock option activity for non-employees during the year:

There were no unvested stock options for non-employees in the three-month period ended March 31, 2016.

The impact on the Company’s results of operations of recording equity-based compensation for the three months ended March 31, 2016 and 2015 was to increase costs and expenses by approximately $52,000 and $58,000, respectively, which had no impact on earnings per share.

As of March 31, 2016 and 2015, respectively, there was $168,000 and $200,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

On January 26, 2016, the Board, based on the recommendation of its Compensation Committee, established two programs - the 2016 Senior Executive Deferred Cash Performance Award Plan for Dr. William A. Carter and Thomas K. Equels, the Company’s two primary executive officers, and the 2016 Voluntary Incentive Stock Award Plan for Company employees and Board members other than Dr. Carter and Mr. Equels. Both Plans include a Base Pay Supplement provision.

The Company maintains a record of the number of shares of stock represented by each Incentive Right issued out of the 2016 Voluntary Incentive Stock Award Plan. During the three months ended March 31, 2016, The Company granted rights to 636,610 incentive shares associated with the Plan and recorded $21,000 in equity-based compensation utilizing the Black-Scholes-Merton option pricing valuation model.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	March 31,	December 31,
	2016	2015
Inventory work-in-process, January 1	$1,326	$—
Production(1)	—	1,443
Spoilage	—	(117)
Inventory work-in-process, end of period	$1,326	$1,326

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

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the three months ended March 31, 2016 and 2015, it was determined that none of the marketable securities had other-than-temporary impairments. At March 31, 2016 and December 31, 2015, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

March 31, 2016

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$6,786	$50	$—	$6,836	$6,836	$—

Totals	$6,786	$50	$—	$6,836	$6,836	$—

December 31, 2015

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$6,892	$—	$(97)	$6,795	$6,795	$—

Totals	$6,892	$—	$(97)	$6,795	$6,795	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

March 31, 2016

As of March 31, 2016 there were no investments in a loss position.

December 31, 2015

(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$2,834	$(159)	$2,041	$(21)	$4,875	$(180)

Totals	2	$2,834	$(159)	$2,041	$(21)	$4,875	$(180)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2016	December 31, 2015
Compensation, including severance	$902	$229
Professional fees	427	619
Clinical trial expenses	142	143
Other expenses	226	228
	$1,697	$1,219

Note 7: Property and Equipment

	(in thousands)
	March 31, 2016	December 31, 2015
Land, buildings and improvements	$11,603	$11,603
Furniture, fixtures, and equipment	5,470	5,490
Leasehold improvements	-	85
Total property and equipment	17,073	17,178
Less: accumulated depreciation and amortization	(6,136)	(5,941)
Property and equipment, net	$10,937	$11,237

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

Note 8: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. In September 2015, the Company's shareholders approved the following amendments to the 2009 Plan: (1) increased the number of shares authorized to be issued under the Equity Incentive Plan from 15,000,000 to 22,000,000; (2) required a gradual vesting period of options issued under the Equity Incentive Plan over a three year period; (3) revised the definition of “change in control” to make it less “liberal” by amending the provision that a change in control occurs upon stockholder approval of a merger, consolidation or sale or disposition by the Company of all or substantially all of its assets (a “Business Combination”) to state that such a change in control occurs upon the consummation of the Business Combination; and (4) clarified that the definition of change in control has a double trigger. For a Participant to get the benefit resulting from a change in control, such Participant must have been terminated other than for cause within a two year period. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the three months ended March 31, 2016, there were no options granted by the Company.

On December 15, 2015, the Company entered into an Equity Distribution Agreement with Chardan Capital Markets, LLC (the “Chardan Agreement”) to create an at-the-market equity program under which it may sell shares of its common stock (the “Shares”) from time to time through Chardan Capital Markets, LLC, as sales agent (“Chardan”). Under the Chardan Agreement, Chardan will be entitled to a commission at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the Chardan Agreement.

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

The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-205228). On December 16, 2015, the Company filed a Prospectus Supplement relating to the Chardan offering with the Securities and Exchange Commission. In 2015, no shares were sold under the Chardan Agreement. For the period ended March 31, 2016, the Company sold an aggregate of 12,400 shares that resulted in net cash proceeds of approximately $2,000 after commissions paid to Chardan for approximately $66.

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

In January 2016, the (“FASB”) has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. The Company believes that the adoption of the guidance may have an impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. “ASU2016-02” requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not adopted ASU 2016-02 and believes such adoption will not have a material impact on its consolidated financial statements.

In 2016, the FASB also issued Accounting Standards Updates (“ASU”) 2016-03 through 2016-10. These updates did not have a significant impact on the financial statements.

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

Note 12: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event constituted a matter that required adjustment to the financial statements for the three months ended March 31, 2016.

On April 20, 2016, we executed a consulting agreement with Huron Consulting Group, a global consultancy with decades of experience in the life sciences market, to advance the Company’s strategic plan to capitalize on business opportunities in the United States and in target countries around the world.

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

We completed the construction of the $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon and Alferon API internationally are projected to begin as soon as the necessary regulatory approvals are obtained. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues through engaging in multiple agreements with suppliers of leukocytes as well as entering into a licensing agreement with a foreign multinational chemicals and biotechnology company that has been in business for over a century for the sourcing of the primary reagent allowing us to manufacture Alferon®. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. We are currently working with equipment manufacturers, construction trades and vendors to assess the damage and curtail the amount of downtime to continue work needed to complete the FDA Pre-Approval-Inspection. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. In addition, due to the repair issues mentioned above and the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels. Please see “Risks Associated with Our Business” in Part II. Item 1A. Risk Factors below - There are no long-term agreements with suppliers of required materials and services for Ampligen® and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen®.

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

We plan to seek stockholder approval of a reverse stock split at the Annual Stockholders’ Meeting which we anticipate holding on August 17, 2016. We cannot assure that the reverse stock split will be approved by stockholders that, if approved, it and other of our actions will demonstrate compliance.

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

We have been reexamining our fundamental priorities in terms of direction, corporate culture and our ability to fund operations. As a result, there have been significant changes at the Company in the past few months. As noted above, we have made several changes to the Company’s executive management team to provide effective and competent leadership that, management believes, will properly position the Company to achieve its commercial goals and increase stockholder value. Recent actions include aggressively pursuing international sales of clinical grade materials and implementing a strong financial austerity plan. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drug and our approved drug Alferon®. Management’s primary objectives are to create stockholder value and deliver much needed therapies to patients.

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

On February 19, 2016, our Board of Directors also made several changes to our executive management team in light of the termination of Dr. Carter, to provide effective and competent leadership that will properly position us to achieve our commercial goals and increase stockholder value. In this regard, Adam Pascale was named Chief Financial Officer in addition to his current responsibilities as Chief Accounting Officer. Mr. Pascale has been employed us for 18 years, with more than two decades of public accounting experience and prior public company experience. He earned a Bachelor of Arts degree in Accounting and Finance from Rutgers University. Mr. Pascale served for several years as a CPA prior to joining the Company, and is a member of both the American and the Pennsylvania Institutes of Certified Public Accountants. Mr. Equels, our Chief Executive Officer (“CEO”) and President, resigned as Chief Financial Officer to make way for Mr. Pascale.

On February 25, 2016, our Board appointed Thomas K. Equels, our current President, as our CEO. In that capacity, he is the principal executive officer of the Company.

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

On April 20, 2016, the Company executed a consulting agreement with Huron Consulting Group, a global consultancy with decades of experience in the life sciences market, to advance the company’s strategic plan to capitalize on business opportunities in the United States and in target countries around the world.

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

In May 1997, the FDA authorized an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. As of March 31, 2016, there were 29 patients participating in this open label treatment protocol taking treatment. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies. In 1997, we calculated the cost per dose (400mg) of Ampligen® to be $150 per dose consistent with the regulatory guidelines; however, we recently engaged an independent certified public accountant to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial in 2015.  The independent analysis disclosed a cost per 400mg dose of Ampligen® of $400, $200 per vial. We have requested authorization from the FDA to implement the new cost.  Existing patients utilizing Ampligen® may be qualified for a “Patient Assistance Program” for the CFS open label study to help mitigate the increase in cost.

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

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is being nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. Twenty-five subjects have been enrolled; twelve in Stage 1 and thirteen subjects in Stage 2.  The study is currently on hold pending the safety data on these 25 subjects being reviewed by the Data Monitoring Committee and authorization from the FDA is received to proceed with enrollment. As of March 31, 2016, there are no active subjects in the study.

In December 2013, we announced that we are supporting the University of Pittsburgh’s National Institutes of Health funded study (grant 1PO1CA132714) currently underway as part of the University’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of professor of surgery Pawel Kalinski, M.D., Ph.D. and involves the Chemokine Modulatory regimen developed by Dr. Kalinski’s group, has successfully completed the lowest tier of dose escalation in patients with resectable colorectal cancer under the clinical leadership of Dr. Amer Zureikat, an assistant professor of surgery. To date, 15 patients have been treated in this study. In addition, the University has initiated enrollment in an additional cancer study of peritoneal surface malignancies which includes Ampligen® as an adjuvant. To date, 41 patients have been treated. The University has initiated enrollment into another cancer study of recurrent ovarian cancer patients which includes Ampligen® as a component of the treatment regimen. To date, 2 patients have been treated.

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

On March 3, 2016, we entered into a Sales, Marketing, Distribution and Supply Agreement (the “Scien Agreement”) with Scientific Products Pharmaceutical Co. LTD, a Saudi Arabia based pharmaceutical company (“Scien”). Pursuant to the Scien Agreement, we granted Scien an exclusive license to sell, market and distribute human leukocyte derived Interferon alfa-n3 (the “Product”) for refractory/recurrent genital warts, recombinant interferon refractory patients and patients with other infectious diseases, e.g., Middle East Respiratory Syndrome (“MERS”), influenza, West Nile Virus and cancer (the “Field”) within the Gulf Cooperation Council states (the “Territory”) for Direct Access/EAP and Regulatory Agency-Approved purposes. A condition precedent to the granting of the license is the successful completion of a clinical study to be performed by the Saudi Ministry of Health on at least five persons in Saudi Arabia treating early onset patients infected with MERS. Scien will purchase the Product to be used in this study. Pursuant to the Scien Agreement, Scien will, among other things, prepare a business plan to make aware and educate physicians and patients about the Product both prior to and following approval of the Product, assist us to gain regulatory approval of Product in the Field in the Territory and, if needed, assist in recruiting clinical trial sites and principal investigators in the Field in the Territory.

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

We completed the construction of our $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon and Alferon API internationally are projected to begin as soon as necessary regulatory approval is obtained. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues through engaging in multiple agreements with suppliers of leukocytes as well as entering into a licensing agreement with a foreign multinational chemicals and biotechnology company that has been in business for over a century for the sourcing of the primary reagent allowing us to manufacture Alferon®. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. We are currently working with equipment manufacturers, construction trades and vendors to assess the damage and curtail the amount of downtime to continue work needed to complete the FDA Pre-Approval-Inspection. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. In addition, due to the repair issues mentioned above and the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon N Injection®. In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. The Company has paid approximately $210,000 to Althea with regard to this open purchase commitment as of March 31, 2016 and has recorded this amount within work-in-process inventory.

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

On September 6, 2011, we executed a new agreement with specialty distributor, BioRidge Pharma, LLC (“BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. We previously extended this agreement for the previous three years also under the same terms and conditions.

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

On August 3, 2015, we executed a multi-year agreement with Impatients, N.V. ("Impatients"), a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe, Turkey and Canada (the “Territory”) related to Chronic Fatigue Syndrome. Pursuant to the agreement, MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, would perform EAP activities. These activities would be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx would support these efforts and would supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we would pay myTomorrows a royalty on products sold. The parties would establish a Joint Steering Committee composes of representative of both parties to oversee the EAP. On October 16, 2015, we amended the agreement with Impatients to include Alferon N® as part of the EAP as well as the inclusion of Brazil, Columbia and Chile within the definition of Territory which may provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails. We currently have inventory available for sale comprising of approximately 1,200 vials of clinical grade natural interferon Alpha-n3. The aforementioned agreement was terminated on April 20th, 2016, to rectify certain aspects of the original agreement. We are currently in negotiations to reinstate the EAP agreement that will cover an EAP to treat Chronic Fatigue Syndrome patients in the territories of the European Union and Turkey. No assurance can be given that we will come to agreement.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the three months ended March 31 2016, the Company did not make any contributions towards the 401(k) Plan.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 versus three months ended March 31, 2015

Net Loss

Our net loss was approximately $2,164,000 and $3,445,000 for the three months ended March 31, 2016 and 2015, respectively, representing a decrease in loss of approximately $1,281,000 or 37% when compared to the same period in 2015. This decrease in loss for these three months was primarily due to the following:

1)	a decrease in research and development expense of $1,672,000 or 63%;

2)	a decrease in production costs of approximately $104,000 or 28%;

3)	an increase in the gain from sale of income tax net operating losses of $187,000 or 14%; offset by

4)	an increase in general and administrative expense of $535,000 or 28%;

5)	a loss on sale of short term marketable securities of approximately $107,000; and

6)	a decrease in interest and other income of approximately $45,000 or 42%.

Net loss per share was $(0.01) and $(0.02) for the three months ended March 31, 2016 and 2015, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2016 was 247,563,940 as compared to 213,634,004 as of March 31, 2015.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $39,000 and $36,000 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $268,000 and $372,000, respectively, for the three months ended March 31, 2016 and 2015. This decrease of approximately $104,000 or 28% was primarily due to: 1) a decrease in stability testing and pre-production costs related to the flood that occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system, and 2) insurance claim proceeds of approximately $31,000 received during the current quarter towards damages caused by the flood.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2016 were approximately $1,002,000 as compared to $2,674,000 for the same period a year ago, reflecting a decrease of approximately $1,672,000 or 63%. The primary reason for the decrease in research and development costs was due to: 1) a decrease in polymer production and general R&D of approximately $396,000 associated with Ampligen®, 2) a decrease in executive salaries and wages of approximately $605,000, and 3) a decrease of approximately $1,020,000 in stability testing and pre-production costs related to the initiation of manufacturing of Alferon N Injection®. These decreases were mainly the result of implementing a strong financial austerity plan whereby we conducted an analysis of our research and development programs and our staffing levels within our New Jersey manufacturing facility as well as the flood caused by the malfunctioning water supply pipe for the sprinkler system mentioned above. These reductions in cost were offset by an increase in Ampligen® stability and compliance testing of approximately $321,000 during the period.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2016 and 2015, were approximately $2,448,000 and $1,913,000, respectively, reflecting an increase of approximately $535,000 or 28%. The increase in G&A expenses in 2016 was mainly due to a one-time charge for executive compensation severance pay due to the termination of an executive officer offset by lower legal fees associated with various legal proceedings as compared to the prior period of approximately $236,000 (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Interest and Other Income

Interest and other income for the three months ended March 31, 2016 and 2015 were approximately $61,000 and $106,000, respectively, representing a decrease of approximately $45,000 or 42%. The primary cause for the decrease in investment income during the current quarter was primarily due to lower balances available to invest in the current period as compared to the prior period.

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $107,000 and $0, respectively, for the three months ended March 31, 2016 and 2015. Our securities sold during the current period resulted in realized losses. There were no such sales that incurred losses in 2015 for the same period.

Sale of New Jersey Tax Net Operating Loss

In January 2016, the Company effectively sold $16,000,000 of its approximately $29,000,000 of New Jersey state net operating loss carryforwards (for the year 2014) for approximately $1,320,000 and sold research credits for $241,000. In January 2015, the Company effectively sold $14,291,000 of its approximately $28,000,000 of New Jersey state net operating loss carryforwards (for the year 2013) for approximately $1,374,000, representing an increase in cash gain of $187,000 or 14% (see “Note 11: Funds Received from Sale of Income Tax Net Operating Losses”) for the three months ended March 31, 2016 as compared to the same period in 2015.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2016 was approximately $1,003,000 compared to approximately $4,257,000 for the same period in 2015, a decrease of $3,254,000 or 76%. The primary reason for this decrease in cash used in operations in 2016 was due to lower operating expenses whereby we conducted an analysis of our research and development programs as well as our staffing levels within our New Jersey manufacturing facility which resulted in a decrease in cash flow used in operations in 2016. In addition, the Company paid the 2014 executive incentive bonuses in January 2015 for approximately $1,232,000 reflected in accrued expenses and also paid for work in process inventory of $480,000 in 2015.

Cash used in investing activities for the three months ended March 31, 2016 was approximately $100,000 compared to approximately $192,000 for the same period in 2015, a decrease of $92,000 or 48%. The primary reason for the decrease can be attributable to lower additions to patent rights during the current quarter of $84,000.

Cash provided by financing activities for the three months ended March 31, 2016 was approximately $1,000 compared to approximately $5,235,000 for the same period in 2015, a decrease of $5,234,000. The primary reason for the decrease can be attributable to the Company receiving net proceeds of $5,242,000 from the sale of 21,732,904 shares sold pursuant to the ATM during the three months ended March 31, 2015 (see below and "Note 8: Stockholders' Equity”).

As of March 31, 2016, we had approximately $7,849,000 in cash, cash equivalents and marketable securities inclusive of approximately $6,836,000 in Marketable Securities, representing a decrease of approximately $1,061,000 from December 31, 2015. In an effort to conserve cash, we conducted an analysis of our research and development programs as well as our staffing levels within our New Jersey manufacturing facility. Our analysis disclosed an ability to gain efficiencies and eliminate redundancies within our staffing which will result in a decrease in cash flow used in operations in 2016 and beyond. If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. In this regard, due to the repair issues mentioned above within our NJ facility and the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. However, there is no assurance that such financing will be available.

On March 15, 2016, we received written notice from the NYSE MKT LLC that we were not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE MKT Company Guide because the Company’s common stock has been selling for a low price per share for a substantial period of time. The NYSE MKT has determined that the continued listing of our common stock is predicated on the Company affecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time. We have until September 15, 2016 to demonstrate compliance.

We plan to seek stockholder approval of a reverse stock split at the Annual Stockholders’ Meeting which we anticipate holding on August 17, 2016. We cannot assure that the reverse stock split will be approved by stockholders that, if approved, it and other of our actions will demonstrate compliance.

We have been reexamining our fundamental priorities in terms of direction, corporate culture and our ability to fund operations. As a result, there have been significant changes at the Company in the past few months. The CEO of the Company was terminated and the Board of Directors has made several changes to the Company’s executive management team to provide effective and competent leadership that, management believes, will properly position the Company to achieve its commercial goals and increase stockholder value. Recent actions include aggressively pursuing international sales of clinical grade materials and implementing a strong financial austerity plan. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of its experimental drug and its approved drug Alferon®. A co-development partner may help in the acceleration of the commercialization of many of our potential experimental drugs as they have access to additional resources and capital; however, there can be no assurance that such co-development partnerships will be on acceptable terms, or that such partnerships, will be acceptable from a profitability standpoint. Management’s primary objectives are to create stockholder value and deliver much needed therapies to patients. There is no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE MKT, subject to the Company’s compliance with other listing standards. See “Part II; Item 1A-Risk Factors; The trading price of our common stock has decreased significantly over the past year and, as a result, the NYSE MKT has informed us that we are not in compliance with the standards for continued listing on the NYSE MKT. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected”.

On March 3, 2016, we entered into a Sales, Marketing, Distribution and Supply Agreement (the “Scien Agreement”) with Scientific Products Pharmaceutical Co. LTD, a Saudi Arabia based pharmaceutical company (“Scien”). Pursuant to the Scien Agreement, we granted Scien an exclusive license to sell, market and distribute human leukocyte derived Interferon alfa-n3 (the “Product”) for refractory/recurrent genital warts, recombinant interferon refractory patients and patients with other infectious diseases, e.g., Middle East Respiratory Syndrome (“MERS”), influenza, West Nile Virus and cancer (the “Field”) within the Gulf Cooperation Council states (the “Territory”) for Direct Access/EAP and Regulatory Agency-Approved purposes. A condition precedent to the granting of the license is the successful completion of a clinical study to be performed by the Saudi Ministry of Health on at least five persons in Saudi Arabia treating early onset patients infected with MERS. Scien will purchase the Product to be used in this study. Pursuant to the Scien Agreement, Scien will, among other things, prepare a business plan to make aware and educate physicians and patients about the Product both prior to and following approval of the Product, assist us to gain regulatory approval of Product in the Field in the Territory and, if needed, assist in recruiting clinical trial sites and principal investigators in the Field in the Territory.

In 2015, Mr. Equels waived his right under his employment agreement to any future payment of any incentive bonus related to the sale of the Company’s stock or other securities by, or on behalf of, the Company pursuant to the Maxim Equity Distribution Agreement or any similar or successor ATM equity distribution agreement. Mr. Equels voluntarily provided this waiver in an effort to preserve cash and to help the Company to ensure its short term commercialization goals.

On January 26, 2016, the Board, based on the recommendation of its Compensation Committee, established two programs - the 2016 Senior Executive Deferred Cash Performance Award Plan for Dr. William A. Carter and Thomas K. Equels, the Company’s two primary executive officers, and the 2016 Voluntary Incentive Stock Award Plan for Company employees and Board members other than Dr. Carter and Mr. Equels. Both Plans include a Base Pay Supplement provision.

The Company maintains a record of the number of shares of stock represented by each Incentive Right issued out of the 2016 Voluntary Incentive Stock Award Plan. During the three months ended March 31, 2016, The Company issued 636,610 incentive shares associated with the Plan and recorded $21,000 in equity-based compensation utilizing the Black-Scholes-Merton option pricing valuation model. For a more detailed subscription of these plans, please see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources section within the Company’s 2015 Form 10-K filed with the SEC on March 29, 2016.

Equity Distribution Agreement

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

The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-205228). On December 16, 2015, the Company filed a Prospectus Supplement relating to the Chardan offering with the Securities and Exchange Commission. In 2015, no shares were sold under the Chardan Agreement. For the period ended March 31, 2016, the Company sold an aggregate of 12,400 shares that resulted in net cash proceeds of approximately $2,000 after commissions paid to Chardan for $66. The impact of the fund raising effort through the EDA is reflected in the "Consolidated Statements of Cash Flows" comparing the various financing activities for the three months ended March 31, 2016 and 2015, respectively. Unless and until the market price of our common stock increases significantly our ability to raise substantial funds from the sale of shares under the Chardan offering or other sales of our equity is hindered (see Part II; Item 1A. Risk Factors - “The trading price of our common stock has decreased significantly over the past year. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected”).

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $7,849,000 in cash, cash equivalents and marketable securities at March 31, 2016 as compared to $8,910,000 at December 31, 2015.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2016, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2016, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(b) On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File. On April 11, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On January 28, 2015, on request of the parties, the Court entered an Order continuing the temporary stay, subject to the requirement that the parties submit an updated joint status report within ten days of the court’s entry of an order granting or denying the securities class action parties’ motion for preliminary approval of their settlement agreement. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. On April 27, 2016, the parties executed a Stipulation and Agreement of Settlement, which will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects.

(c) On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. On April 27, 2016, the parties executed a Stipulation and Agreement of Settlement, which will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects.

(d) On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement to settle all claims. On April 27, 2016, the parties executed a Stipulation and Agreement of Settlement, which will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects.

(e) On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. Following briefing and oral argument on the motion to dismiss, the Court denied the SLC’s motion on August 18, 2015, but did dismiss the claims against former officer Robert E. Peterson. On October 13, 2015, Plaintiffs filed a Verified Amended Derivative and Class Action Complaint, asserting additional claims for breach of fiduciary duty against Board member Peter W. Rodino, declaratory judgment with respect to certain bonuses paid to officers of the Company, and a class action claim for breach of fiduciary duty against the current Board in connection with the solicitation of votes in advance of the Company’s 2015 annual meeting. The Amended Complaint also removed all of the dismissed claims against Mr. Peterson. The Company and all individual defendants except former Board member Richard C. Piani answered the Amended Compliant on November 19, 2015. The Court entered a scheduling order on December 2, 2015, and the Company anticipates discovery will continue through the second quarter of 2016. On January 5, 2016, the parties agreed to suspend all litigation for 60 days and to attempt to resolve the action through mediation. The parties engaged in a mediation on February 10, 2016, and recently reached an agreement to settle all claims. After it is finalized and executed, the parties’ settlement agreement will be subject to the Court’s issuance of an order finally approving the terms of the parties’ agreement in all material respects.

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

(f) On February 7, 2014, Charles T. Bernhardt III (“Bernhardt”) filed a Complaint in the Philadelphia Court of Common Pleas asserting that under an employment agreement dated December 6, 2011, the Company owed Bernhardt certain wages, fringe benefits and severance payments by reason of his resignation from employment as Chief Financial Officer of the Company. In October 2015, all parties to the suit agreed to a full and final settlement of the action. The settlement agreement has been fully executed by all parties and the Court action has been dismissed as settled. The Parties have agreed to a full and amicable resolution of all claims.

(g) Cato Capital, LLC ("Cato") brought suit against the Company on July 31, 2009, in the United States District Court for the District of Delaware (the "Court"), alleging that under a November 2008 agreement between Cato and Hemispherx, Hemispherx owed Cato a placement fee arising from subsequent Hemispherx financing and investment transactions. Hemispherx disputed these allegations, asserting that Cato failed to comply with the provisions of its own contract. The Amended Complaint sought damages in the amount of $9,830,000.00 plus attorneys' fees and punitive damages. Pursuant to an indemnification responsibility, Hemispherx has also retained this firm to undertake the defense of the Sage Group.

The Parties had a Non-Jury trial on March 4, 5 and 6, 2013 before the United States District Court for the District of Delaware. On September 29, 2014, the Court found in favor of Hemispherx and Sage on all counts, and dismissed Cato’s claims in their entirety. On January 13, 2015, the Court granted the Company’s motion for attorney’s fees and costs and awarded the Company $770,852.76.

On October 24, 2014, Cato filed a notice of appeal of the Court’s September 29, 2014 decision in the United States Court of Appeals for the Third Circuit (the “Third Circuit”). On March 3, 2015, Cato filed its Brief in the Third Circuit. The Company’s Brief in Response was filed on April 6, 2015, with a Reply Brief by Cato filed on April 19, 2015. The Court of Appeals conducted Oral Argument on July 16, 2015. On August 21, 2015 the Court of Appeals affirmed the judgment of the District Court. On September 9, 2015 Cato sought reconsideration of the decision through re-argument or re-hearing by the en banc Court of Appeals. On September 17, 2015 the Court of Appeals denied Cato’s requests. On October 1, 2015 Hemispherx filed for additional costs and fees to be added to its existing judgment. On February 10, 2016 the Court increased Hemispherx’ judgment by an additional $48,725.75 to reflect the costs of defending the Cato appeal. On February 11, 2016 the Court of Appeals returned the mandate to the District Court. The Company is pursuing collection of its judgment in the amount of $829,578.51

(h) On February 19, 2016, a complaint was filed against the Company by William A. Carter in the United States District Court for the Southern District of Florida. The Complaint seeks damages against the Company for the alleged wrongful termination of the Plaintiff, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, pursuant to an Engagement Agreement and an Employment Agreement, breach of each such agreement, and for unpaid wages and unlawful retaliation.  The Complaint was served on February 26, 2016. The Response was due on March 17, 2016.  A scheduling order was entered by the Court on February 25, 2016, setting the deadline for the submission of a Joint Scheduling Report and a Joint Proposed Scheduling Order within twenty (20) days of the appearance of the Defendant. No other orders have been entered by the Court. The Company believes that the claims asserted in the Complaint are without merit, and intends to vigorously defend these actions. The Parties have resolved all outstanding issues and have executed a comprehensive Settlement Agreement. The Court has dismissed the filed litigation in accordance with the parties’ agreed resolution.

Summation.

In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified in Contingency (b), (c), (d), (e), (f) and (h). There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the three months ended March 31, 2016 and 2015. Also, with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of March 31, 2016, our accumulated deficit was approximately $295,163,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2016, we had approximately $7,849,000 in cash, cash equivalents and marketable securities (inclusive of approximately $6,836,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen® along with the manufacturing, marketing and distribution of our products, including Alferon N Injection®. Due to the repair issues mentioned above within our NJ facility and the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. We may also need additional capital to eventually commercialize and sell Ampligen® or Alferon® LDO and/or recommence and increase sales of Alferon N Injection® or our other products. We anticipate considering multiple options in an attempt to secure funding, including but not limited to such methods as the sales of additional equity, licensing agreements, partnering with other organizations, debt financing or other sources of capital. We may also review the possibility of selling the remaining work-in-process inventory through the EAP; however, this inventory has yet to go through the fill and finish process.

In December 2015, Hemispherx entered into an Equity Distribution Agreement with Chardan Capital Markets, LLC (the “Chardan Agreement”) to create an at-the-market equity program under which it may sell shares of its common stock from time to time through Chardan Capital Markets, LLC, as sales agent (“Chardan”). On December 15, 2015, prior to the filing the Prospectus Supplement for sales under the Chardan Agreement, the Company filed a Prospectus Supplement reducing all offerings pursuant to its existing equity distribution agreement with Maxim Group LLC to $0. Please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Liquidity and Capital Resources” and the Risk Factor “The trading price of our common stock has decreased significantly over the past year. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected” below.

As recently announced in the Company’s November 23, 2015 Current Report on Form 8-K, Dr. William A. Carter, the Company’s then Chairman of the Board, Chief Executive Officer and Chief Scientific Officer, and Thomas K. Equels, the Company’s current CEO, President, Executive Vice Chairman of the Board, Secretary and General Counsel, waived their rights under their respective employment agreements to any future payment of any incentive bonus related to the sale of the Company’s stock under any ATM equity distribution agreements. Dr. Carter and Mr. Equels voluntarily provided these waivers in an effort to preserve cash and to help the Company to ensure its short term commercialization goals.

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

We need to preserve and acquire enforceable patents covering the use of Ampligen® for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen® for such disease. We obtained all rights to Alferon N Injection®, and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our experimental drug, Ampligen®. We also have been issued patents on the use of Ampligen® in combination with certain other drugs for the treatment of chronic Hepatitis B virus, chronic Hepatitis C virus, and a patent which affords protection on the use of Ampligen® in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen® as a sole treatment for any of the cancers which we have sought to target. For more information on Patents, please see 2015 Form 10-K, PART I, Item I – “Business; Patents”.

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

There are no long-term agreements with suppliers of required materials and services for Ampligen® and there are a limited number of raw material/reagent suppliers for Ampligen® and Alferon®. If we are unable to obtain the required raw materials/Reagents and/or services, we may not be able to manufacture Ampligen® and Alferon®.

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

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen® and Alferon®. At present, we do not have any agreements with third parties for the supply of any of these materials or we are relying on a limited source of reagent suppliers necessary for the manufacture of Alferon®. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. In addition, during the final stage of the manufacturing process for Alferon®, we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues through engaging in multiple agreements with suppliers of leukocytes as well as entering into a licensing agreement with a foreign multinational chemicals and biotechnology company that has been in business for over a century for the sourcing of the primary reagent allowing us to manufacture Alferon®. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. We are currently working with equipment manufacturers, construction trades and vendors to assess the damage and curtail the amount of downtime to continue work needed to complete the FDA Pre-Approval-Inspection. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

If we are unable to obtain or manufacture the required materials/reagents, and/or procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Ampligen®. The costs and availability of products and materials we need for the production of Ampligen® are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen® manufacturing, please see Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Manufacturing” above.

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

Alferon N Injection®. Our competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Alferon N Injection® currently competes with Merck's injectable recombinant alpha interferon product (INTRON® A) for the treatment of genital warts. In addition, other pharmaceutical firms offer self-administered topical cream, for the treatment of external genital and perianal warts such as Graceway Pharmaceuticals (Aldara®), Watson Pharma (Condylox®) and MediGene (Veregen®). Alferon N Injection® also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of Alferon N Injection®. If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. There can be no assurance that, if we are able to obtain regulatory approval of Alferon N Injection® for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than Alferon N Injection®. Currently, our wholesale price on a per unit basis of Alferon N Injection® is higher than that of the competitive recombinant alpha and beta interferon products. Please see risk factor “We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents" above for additional information.

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

Our success is dependent on the continued efforts of our staff, especially certain doctors and researchers. The loss of the services of personnel key to our operations could have a material adverse effect on our operations and chances for success. The loss of key personnel or the failure to recruit additional personnel as needed could have a materially adverse effect on our ability to achieve our objectives. Mr. Equels is a key employee with reference to operational and financial management.

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

Our common stock is listed for quotation on the NYSE MKT. For the three months ended March 31, 2016, the trading price of our common stock has ranged from $0.20 to $0.07 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Please also see risk factor “The trading price of our common stock has decreased significantly over the past year and, as a result, the NYSE MKT has informed us that we are not in compliance with the standards for continued listing on the NYSE MKT. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected” below.

In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against companies in our industry. In this regard, please see risk factor “Four Shareholder Derivative Actions Have Been Filed Against Us and We May Be Subject to Civil Liabilities" above.

Our stock price may be adversely affected if a significant amount of shares is sold in the public market.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered 77,849,014 of securities for public sale pursuant to a universal shelf registration statement and we have been selling shares under this shelf registration statement and the EDA with Maxim. Effective December 15, 2015, we halted all future offers and sales of our Common Stock under the EDA with Maxim and reduced the amount of potential future offers and sales under the EDA to $0.00. Between July 23, 2012, the date of the EDA, and December 15, 2015, we sold an aggregate of 106,581,461 shares of Common Stock pursuant to the EDA for aggregate gross proceeds of $47,453,220. On December 15, 2015, we filed a prospectus supplement to the issuance and sale of up to $7,941,000 of our common stock from time to time through our sales agent, Chardan Capital Markets, LLC. Please see Part I, Item II - Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” above for more information.

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

On March 15, 2016, we received written notice from the NYSE MKT LLC (the “NYSE MKT”) that we are not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE MKT Company Guide because our common stock has been selling for a low price per share for a substantial period of time. The NYSE MKT has determined that the continued listing of our common stock is predicated on the Company affecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time. We have until September 15, 2016 to demonstrate compliance.

We plan to seek stockholder approval of a reverse stock split at the Annual Stockholders’ Meeting which we anticipate holding on August 17, 2016. We cannot assure that the reverse stock split will be approved by stockholders that, if approved, it and other of our actions will demonstrate compliance with the NYS MKT. If our common stock is delisted from trading on the NYSE MKT the market for our common stock most likely will be adversely affected.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the three months ended March 31, 2016.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a)	Exhibits

10.1	Sales, Marketing, Distribution and Supply Agreement dated March 3, 2016 with Scientific Products Pharmaceutical Co. LTD (1)

10.2	Licensing agreement with a manufacturing supplier (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Changes in Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Adam Pascale
Adam Pascale
Chief Financial Officer

Date: May 16, 2016

-50-