Form 10-Q
period 2016-06-30
HEMISPHERX BIOPHARMA INC
filed 2016-08-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

248,932,220 shares of common stock were outstanding as of August 1, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1:	Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,538	$2,115
Escrow account for litigation settlement	1,750	-
Marketable securities	4,974	6,795
Inventory-work in process	1,326	1,326
Assets held for sale	764	-
Prepaid expenses and other current assets	378	335
Total current assets	10,730	10,571

Property and equipment, net	10,057	11,237
Patent and trademark rights, net	899	862
Other assets	232	134
Total assets	$21,918	$22,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,391	$1,213
Accrued expenses	3,038	1,219
Current portion of capital lease	-	1
Total current liabilities	4,429	2,433

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 248,829,720 and 247,559,487, respectively	249	247
Additional paid-in capital	313,619	313,220
Accumulated other comprehensive income (loss)	87	(97)
Accumulated deficit	(296,466)	(292,999)

Total stockholders’ equity	17,489	20,371
Total liabilities and stockholders’ equity	$21,918	$22,804

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Clinical treatment programs	$15	$47	$54	$83

Total revenues	15	47	54	83

Costs and expenses:
Production costs	290	507	558	879
Research and development	900	2,439	1,902	5,113
General and administrative	1,639	2,002	4,087	3,915

Total costs and expenses	2,829	4,948	6,547	9,907

Operating loss	(2,814)	(4,901)	(6,493)	(9,824)

Interest expense	—	—	—	(2)
Interest and other income/expense	55	56	116	162
Insurance proceeds from legal settlement, net	1,436	—	1,436	—
Gain (Loss) on sales of short term marketable securities	20	—	(87)	—
Gain from sale of income tax net operating losses	—	—	1,561	1,374

Net loss	(1,303)	(4,845)	(3,467)	(8,290)

Other comprehensive income (loss):
Reclassification adjustments for loss on sales of short term marketable securities included in net loss	—	—	87	—
Unrealized gain (loss) on marketable securities	38	(137)	97	(26)
Net comprehensive loss	$(1,265)	$(4,982)	$(3,283)	$(8,316)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding, basic and diluted	248,008,113	236,149,999	247,786,026	224,954,200

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the Six Months Ended June 30, 2016

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	247,559,487	$247	$313,220	$(97)	$(292,999)	$20,371
Equity-based compensation	—	—	238	—	—	238
Shares sold at the market	1,270,233	2	161	—	—	163
Net comprehensive loss	—	—	—	184	(3,467)	(3,283)

Balance at June 30, 2016	248,829,720	$249	$313,619	$87	$(296,466)	$17,489

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(in thousands)

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(3,467)	$(8,290)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	576	458
Amortization and abandonment of patent and trademark rights	70	79
Equity-based compensation	238	111
Realized loss on sale of marketable securities	87
Change in assets and liabilities:
Escrow account for litigation settlement	(1,750)	—
Inventories	—	(1,009)
Prepaid expenses and other current assets	(43)	61
Accounts payable	178	189
Accrued expenses	1,819	(836)
Net cash used in operating activities	(2,292)	(9,237)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(160)	(240)
Additions to patent, trademark and licensing rights	(207)	(169)
Deposits on capital leases refunded	2	—
Sales and maturities of short-term and long-term marketable securities	1,918	54
Net cash provided by (used in) investing activities	1,553	(355)

Cash flows from financing activities:
Payments on capital leases	(1)	(15)
Proceeds from sale of stock, net of issuance costs	163	9,293
Net cash provided by financing activities	162	9,278

Net decrease in cash and cash equivalents	(577)	(314)

Cash and cash equivalents at beginning of period	2,115	2,156

Cash and cash equivalents at end of period	$1,538	$1,842

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable	$—	$672
Unrealized (loss) gain on marketable securities	$184	$(26)
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$(2)
Insurance proceeds from legal settlement	$3,536	$-

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 18,814,995 and 17,228,280 shares for the six months ended June 30, 2016 and 2015, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 2,225,000 and 800,000 options or equity warrants granted in the six months ended June 30, 2016 and 2015, respectively.

Stock option for employees' activity during the six months ended June 30, 2016 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	10,725,248	$1.58	4.02	$—
Granted	2,225,000	.13	—	—
Forfeited	(851,650)	.85	—	—
Outstanding June 30, 2016	12,098,598	$1.37	4.84	$—
Vested and expected to vest June 30, 2016	12,098,598	$1.37	4.84	$—
Exercisable June 30, 2016	9,898,598	$1.39	3.56	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	333,333	$0.29	7.82	$—
Granted	2,225,000	.13	—	—
Vested	(358,333)	.24		—
Forfeited	—	—	—	—
Outstanding June 30, 2016	2,200,000	$.14	9.74	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	3,303,000	$1.29	4.31	$—
Granted	550,000	.13	—	—
Exercised	—	—	—	—
Forfeited	(380,000)	3.73	—	—
Outstanding June 30, 2016	3,473,000	$.84	5.21	$—
Vested and expected to vest June 30, 2016	3,473,000	$.84	5.21	$—
Exercisable June 30, 2016	2,923,000	$.97	4.31	$—

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	—	$—	—	$—
Granted	550,000	.13	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding June 30, 2016	550,000	$.13	10.00	$—

The impact on the Company’s results of operations of recording equity-based compensation for the six months ended June 30, 2016 and 2015 was to increase costs and expenses by approximately $238,000 and $111,000, respectively, which had no impact on earnings per share.

As of June 30, 2016 and 2015, respectively, there was $380,000 and $269,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

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

The Company maintains a record of the number of shares of stock represented by each Incentive Right issued out of the 2016 Voluntary Incentive Stock Award Plan. During the six months ended June 30, 2016, The Company granted rights to 1,477,201 incentive shares and recorded $192,000 in equity-based compensation under this Plan.

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

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the six months ended June 30, 2016 and 2015, it was determined that none of the marketable securities had other-than-temporary impairments. At June 30, 2016 and December 31, 2015, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

June 30, 2016

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$4,887	$87	$—	$4,974	$4,974	$—

Totals	$4,887	$87	$—	$4,974	$4,974	$—

December 31, 2015

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$6,892	$—	$(97)	$6,795	$6,795	$—

Totals	$6,892	$—	$(97)	$6,795	$6,795	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

June 30, 2016

As of June 30, 2016 there were no investments in a loss position.

December 31, 2015

(in thousands)

		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$2,834	$(159)	$2,041	$(21)	$4,875	$(180)

Totals	2	$2,834	$(159)	$2,041	$(21)	$4,875	$(180)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2016	December 31, 2015
Compensation, including severance	$558	$229
Professional fees	2,085	619
Clinical trial expenses	107	143
Other expenses	288	228
	$3,038	$1,219

Note 7: Property and Equipment

	(in thousands)
	June 30, 2016	December 31, 2015
Land, buildings and improvements	$10,530	$11,603
Furniture, fixtures, and equipment	5,630	5,490
Leasehold improvements	—	85
Total property and equipment	16,160	17,178
Less: accumulated depreciation and amortization	(6,103)	(5,941)
Property and equipment, net	$10,057	$11,237

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

Note 8: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 15,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. In September 2015, the Company's shareholders approved the following amendments to the 2009 Plan: (1) increased the number of shares authorized to be issued under the Equity Incentive Plan from 15,000,000 to 22,000,000; (2) required a gradual vesting period of options issued under the Equity Incentive Plan over a three year period; (3) revised the definition of “change in control” to make it less “liberal” by amending the provision that a change in control occurs upon stockholder approval of a merger, consolidation or sale or disposition by the Company of all or substantially all of its assets (a “Business Combination”) to state that such a change in control occurs upon the consummation of the Business Combination; and (4) clarified that the definition of change in control has a double trigger. For a Participant to get the benefit resulting from a change in control, such Participant must have been terminated other than for cause within a two year period. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the six months ended June 30, 2016 and 2015, there were 2,775,000 and 800,000 options granted by the Company, respectively.

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

The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-205228). On December 16, 2015, the Company filed a Prospectus Supplement relating to the Chardan offering with the Securities and Exchange Commission. In 2015, no shares were sold under the Chardan Agreement. For the period ended June 30, 2016, the Company sold an aggregate of 1,270,233 shares that resulted in net cash proceeds of approximately $163,000 after commissions paid to Chardan for approximately $5,000.

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

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has restricted $1,750,000 of these funds in an escrow account which is designated for litigation expenses pursuant to the terms of a litigation settlement agreement.

Note 10: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Upon the Company realizing operating revenues from the sale of commercialized product, the Company’s adoption of this guidance may have an impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company will continue to evaluate and monitor at each annual or interim reporting period whether there are conditions or events that exist pertaining to this guidance.

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

In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. “ASU 2016-02” requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not adopted ASU 2016-02 and believes such adoption may have an impact on the Company’s financial statement presentation or disclosures.

In 2016, the FASB also issued Accounting Standards Updates (“ASU”) 2016-03 through 2016-13. These updates did not have a significant impact on the financial statements.

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

Note 12: Assets held for sale

The assets held for sale consists of the net book value of an underutilized building located adjacent to the site of the Company’s New Jersey manufacturing facility. As part of the Company’s objectives to achieve its commercial goals and increase stockholder value, the Company has initiated the sale of underutilized assets. As a result, the Company is in the process of selling this building at its current market value and has reclassified it as held for sale at its net book value of $764,000.

Note 13: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event constituted a matter that required adjustment to the financial statements for the six months ended June 30, 2016.

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

We completed the construction of the $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon and Alferon API internationally are projected to begin as soon as the necessary regulatory approvals are obtained. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues through engaging in multiple agreements with suppliers of leukocytes as well as entering into a licensing agreement with a foreign multinational chemicals and biotechnology company that has been in business for over a century for the sourcing of the primary reagent allowing us to manufacture Alferon®. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions of our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. Our facility insurer has been proactive in addressing and covering the loss. While repairs have required preapproval by our insurer, activity has moved forward quickly. The repairs noted below required special action because of the need to keep this critical manufacturing room within International Organization for Standardization (ISO) classifications and the need to certify that all the equipment that was exposed, or submerged, is in proper condition and operating effectively following the corrective actions. All HEPA filters affected by the flood were tested by an outside contractor and have passed all required tests. The flooring that was damaged has been repaired using a special epoxy that is used in cleanrooms. A large portion of the walls in the ISO classified area were damaged. We had a damage mitigation company come in to stop any moisture from seeping further into the ISO classified areas. Subsequently, all damaged walls and ceilings have been replaced with cleanroom grade materials and need no further work. Six pumps that were affected by the flood were sent back to the manufacturer for inspection and repair. Repairs that were required have been completed on the pumps and they were reinstalled in the Alferon manufacturing facility after the floor repair work was completed. All pumps will need to be qualified for use in the manufacturing process prior to the validation process for a Pre-Approval Inspection. All air ducts supplying the Alferon manufacturing area needed to be cleaned and insulation replaced along with ceiling tiles. The duct insulation and ceiling tile replacement will be performed after the duct cleaning work is completed. All smaller pieces of machinery and equipment that could not be salvaged have been replaced. The final repair step required to be performed will be HVAC air balancing and qualification.

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

On February 25, 2016, our Board appointed Thomas K. Equels, our current President, as our CEO. In that capacity, he is the principal executive officer of the Company. On June 16, 2016, Iraj Kiani resigned as a member of the Board of Directors of the Company.

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

We own and operate a 43,000 sq. ft. FDA approved facility in New Brunswick, NJ to produce Alferon® and Ampligen®, and completed the construction of our $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. As part of our objectives to achieve our commercial goals and increase stockholder value, we are in the process of selling an underutilized building adjacent to our New Jersey manufacturing facility site. We do not believe that the sale of this building will have an impact on the production of our products. We also are exploring the possibility of selling the primary facility if we can obtain a long term lease back of the facility on acceptable terms. Please see “Manufacturing” section below.

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

In May 1997, the FDA authorized an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. As of June 30, 2016, there were 27 patients participating in this open label treatment protocol taking treatment. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies. In 1997, we calculated the cost per dose (400mg) of Ampligen® to be $150 per dose consistent with the regulatory guidelines; however, we recently engaged an independent certified public accountant to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial in 2015.  The independent analysis disclosed a cost per 400 mg dose of Ampligen® of $400, $200 per vial. We have requested authorization from the FDA to implement the new cost.

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

Hemispherx currently has an FDA authorized protocol to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal influenza of more than 200 subjects. Our Phase II study has continued to be delayed as we had redirected many of our resources to complete the upgrades in the New Brunswick facility.

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. Twenty-five subjects have been enrolled; twelve in Stage 1 and thirteen subjects in Stage 2.  The study is currently on hold pending the safety data on these 25 subjects being reviewed by the Data Monitoring Committee and authorization from the FDA is received to proceed with enrollment. As of June 30, 2016, there are no active subjects in the study.

In December 2013, we announced that we are supporting the University of Pittsburgh’s National Institutes of Health funded study (grant 1PO1CA132714) currently underway as part of the University’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of professor of surgery Pawel Kalinski, M.D., Ph.D. and involves the Chemokine Modulatory regimen developed by Dr. Kalinski’s group, has successfully completed the dose escalation in patients with resectable colorectal cancer under the clinical leadership of Dr. Amer Zureikat, an assistant professor of surgery. To date, 15 patients have been treated in this study. In addition, the University has initiated enrollment in an additional cancer study of peritoneal surface malignancies which includes Ampligen® as an immune enhancer. To date, 43 patients have been treated. The University has initiated enrollment into another cancer study of recurrent ovarian cancer patients which includes Ampligen® as a component of the treatment regimen. To date, 3 patients have been treated. The University has received Institutional Review Board approval for another cancer study of subjects with chemo-refractory metastatic colorectal cancer which also includes Ampligen® as an immune enhancer. Enrollment into this study has not yet been initiated.

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

On March 3, 2016, we entered into a Sales, Marketing, Distribution and Supply Agreement (the “Scien Agreement”) with Scientific Products Pharmaceutical Co. LTD, a Saudi Arabia based pharmaceutical company (“Scien”). Pursuant to the Scien Agreement, we granted Scien an exclusive license to sell, market and distribute human leukocyte derived Interferon alfa-n3 (the “Product”) for refractory/recurrent genital warts, recombinant interferon refractory patients and patients with other infectious diseases, e.g., Middle East Respiratory Syndrome (“MERS”), influenza, West Nile Virus and cancer (the “Field”) within the Gulf Cooperation Council states (the “Territory”) for Direct Access/EAP and Regulatory Agency-Approved purposes. A condition precedent to the granting of the license is the successful completion of a clinical study to be performed by the Saudi Ministry of Health on at least five persons in Saudi Arabia treating early onset patients infected with MERS. Scien will purchase the Product to be used in this study. Pursuant to the Scien Agreement, Scien will, among other things, prepare a business plan to make aware and educate physicians and patients about the Product both prior to and following approval of the Product, assist us to gain regulatory approval of Product in the Field in the Territory and, if needed, assist in recruiting clinical trial sites and principal investigators in the Field in the Territory. We have recently been informed by the Saudi Ministry of Health that they will not pursue treating patients infected with MERS with human leukocyte derived Interferon and are now looking to explore other options to conduct a clinical study to treat MERS before seeking regulatory approval.

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

Our overall objectives include plans to continue seeking approval for commercialization of Ampligen® in the United States and abroad as well as to widen existing commercial therapeutic indications of Alferon N Injection® presently approved in the United States and Argentina. In addition, we have formed collaborations with multiple research laboratories around the world to examine Ampligen®, an experimental therapeutic, for the treatment of Ebola Virus Disease (EVD) among others. Our ability to commercialize our products, widen commercial therapeutic indications of Alferon N Injection® and/or capitalize on our collaborations with research laboratories to examine our products as potential preventatives for, and treatments of, MERS, among others, are subject to a number of significant risks and uncertainties including, but not limited to our ability to enter into more definitive agreements with some of the research laboratories and others that we are collaborating with, to fund and conduct additional testing and studies, whether or not such testing is successful or requires additional testing and meets the requirements of the FDA and comparable foreign regulatory agencies. We do not know when, if ever, our products will be generally available for commercial sale for any indication.

Manufacturing

On October 2, 2011, the Company finalized their Fourth Amendment to a Supply Agreement, effective through March 11, 2014, with Jubilant Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. This Supply Agreement expired March 11, 2014. The Company is working towards an amendment to the existing Supply Agreement, which may contain additional fees as part of entering into the extension. In October 2014, we entered into a purchase commitment with Hollister-Stier for approximately $700,000 for the manufacture of clinical batches of Ampligen®. The Company is in discusssion with Hollister-Stier about this purchase commitment.

On July 27, 2016, the Company reached an agreement with Avrio Biopharmaceuticals ("Avrio"), Irvine California, to serve as an additional contract manufacturer of Hemispherx's experimental drug, Ampligen®. Avrio, an FDA inspected facility, has the capabilities for the compounding and fill/finish of sterile clinical and commercial grade Ampligen® to satisfy the Company's ongoing domestic clinical studies as well as the recently initiated Early Access Program (EAP) in Europe and Turkey. We believe that Avrio will be able to meet our immediate requirements until we are able to amend our agreement with Hollister-Stier and, regardless, will be a good source of manufactured product. The Company has initiated the transfer of the key raw materials and has made an initial payment of $246,000 to Avrio for the manufacture of Ampligen®. Please see “Risks Associated with Our Business” in Part II. Item 1A. Risk Factors below - There are no long-term agreements with suppliers of required materials and services for Ampligen® and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen®.

We completed the construction of the $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon and Alferon API internationally are projected to begin as soon as the necessary regulatory approvals are obtained. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues through engaging in multiple agreements with suppliers of leukocytes as well as entering into a licensing agreement with a foreign multinational chemicals and biotechnology company that has been in business for over a century for the sourcing of the primary reagent allowing us to manufacture Alferon®. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions of our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. Our facility insurer has been proactive in addressing and covering the loss. While repairs have required preapproval by our insurer, activity has moved forward quickly. The repairs noted below required special action because of the need to keep this critical manufacturing room within International Organization for Standardization (ISO) classifications and the need to certify that all the equipment that was exposed, or submerged, is in proper condition and operating effectively following the corrective actions. All HEPA filters affected by the flood were tested by an outside contractor and have passed all required tests. The flooring that was damaged has been repaired using a special epoxy that is used in cleanrooms. A large portion of the walls in the ISO classified area were damaged. We had a damage mitigation company come in to stop any moisture from seeping further into the ISO classified areas. Subsequently, all damaged walls and ceilings have been replaced with cleanroom grade materials and need no further work. Six pumps that were affected by the flood were sent back to the manufacturer for inspection and repair. Repairs that were required have been completed on the pumps and they were reinstalled in the Alferon manufacturing facility after the floor repair work was completed. All pumps will need to be qualified for use in the manufacturing process prior to the validation process for a Pre-Approval Inspection. All air ducts supplying the Alferon manufacturing area needed to be cleaned and insulation replaced along with ceiling tiles. The duct insulation and ceiling tile replacement will be performed after the duct cleaning work is completed. All smaller pieces of machinery and equipment that could not be salvaged have been replaced. The final repair step required to be performed will be HVAC air balancing and qualification.

We also are exploring the possibility of selling the facility if we can obtain a long term lease back of the facility on acceptable terms.

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

To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon N Injection®. In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. The Company has paid approximately $210,000 to Althea with regard to this open purchase commitment as of June 30, 2016 and has recorded this amount within work-in-process inventory.

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

In January 2010, we engaged an Argentinean regulatory and business design entity to explore the possibility of initiating clinical trials of Alferon N Injection®, Ampligen® and Alferon® LDO during the influenza season in Argentina. On June 14, 2010, we executed a five year exclusive Sales, Marketing, Distribution and Supply Agreement for Argentina with GP Pharm Latinoamerica (“GP Pharm”), an affiliate company of Spanish GP Pharm SA. Under this Agreement, GP Pharm will be responsible for gaining regulatory approval in Argentina for Ampligen® to treat CFS in Argentina and for commercializing Ampligen® for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection® in Argentina and other Latin America countries. Under these agreements, we will manufacture and supply Ampligen® and Alferon N Injection® to GP Pharm. On November 15, 2010, we amended our June 15, 2010 agreement with GP Pharm to include Mexico in the Territory under the Sales, Marketing, Distribution and Supply Agreement. Under this Agreement, GP Pharm Mexico will be responsible for seeking regulatory approval in Mexico for Ampligen®, an experimental therapeutic, to treat CFS in Mexico and, if approval is obtained, for commercializing Ampligen® for this indication in Mexico. On May 24, 2016, we entered into a five year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharma whereby all material provisions within the Agreement remained consistent with the original agreement.

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

On August 3, 2015, we executed a multi-year agreement with Impatients, N.V. ("Impatients"), a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe, Turkey and Canada (the “Territory”) related to Chronic Fatigue Syndrome. Pursuant to the agreement, MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, would perform EAP activities. These activities would be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx would support these efforts and supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we would pay myTomorrows a royalty on products sold. The parties would establish a Joint Steering Committee composes of representative of both parties to oversee the EAP. On October 16, 2015, we amended the agreement with Impatients to include Alferon N® as part of the EAP as well as the inclusion of Brazil, Columbia and Chile within the definition of Territory which may provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails. We currently have inventory available for sale comprising of approximately 1,200 vials of clinical grade natural interferon Alpha-n3. The aforementioned agreement was terminated on April 20th, 2016, to rectify certain aspects of the original agreement. On May 24, 2016, we entered into an amended and restated agreement with Impatients to reinstate the EAP agreement that covers an EAP to treat Chronic Fatigue Syndrome patients in the territories of the European Union and Turkey. International sales through this agreement are anticipated in 2016.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the six months ended June 30, 2016, the Company did not make any contributions towards the 401(k) Plan.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2016 versus three months ended June 30, 2015

Net Loss

Our net loss was approximately $1,303,000 and $4,845,000 for the three months ended June 30, 2016 and 2015, respectively, representing a decrease in loss of approximately $3,542,000 or 73% when compared to the same period in 2015. This decrease in loss for these three months was primarily due to the following:

1)	a decrease in research and development expense of $1,539,000 or 63%;

2)	a decrease in production costs of approximately $217,000 or 43%; and

3)	an insurance settlement, net of litigation expenses of $2,100,000 recorded as other income of $1,436,000; offset by

Net loss per share was $(0.01) and $(0.02) for the three months ended June 30, 2016 and 2015, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2016 was 248,008,113 as compared to 236,149,999 as of June 30, 2015.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $15,000 and $47,000 for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, we had no Alferon N Injection® finished good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $290,000 and $507,000, respectively, for the three months ended June 30, 2016 and 2015. This decrease of approximately $217,000 or 43% was primarily due to: 1) a decrease of approximately $163,000 in stability testing and pre-production costs related to the flood that occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system, and 2) insurance claim proceeds of approximately $31,000 received during the current quarter towards damages caused by the flood.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2016 were approximately $900,000 as compared to $2,439,000 for the same period a year ago, reflecting a decrease of approximately $1,539,000 or 63%. The primary reason for the decrease in research and development costs was due to: 1) a decrease in general R&D of approximately $55,000 associated with Ampligen®, 2) a decrease in executive salaries and wages of approximately $605,000, and 3) a decrease of approximately $872,000 in general R&D expenses including Alferon N Injection® compliance testing and clinical work. These decreases were mainly the result of implementing a strong financial austerity plan whereby we conducted an analysis of our research and development programs and our staffing levels within our New Jersey manufacturing facility as well as the flood caused by the malfunctioning water supply pipe for the sprinkler system mentioned above.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2016 and 2015, were approximately $1,639,000 and $2,002,000, respectively, reflecting a decrease of approximately $363,000 or 18%. The decrease in G&A expenses in 2016 was mainly due to lower executive salaries and wages and director fees of approximately $299,000 in the current quarter resulting from a reduction in staffing levels and lower professional fees of approximately $115,000.

Interest and Other Income

Interest and other income for the three months ended June 30, 2016 and 2015 were approximately $75,000 and $56,000, respectively, representing an increase of approximately $19,000 or 34%. The primary cause for the increase in investment income during the current quarter was primarily due to realized gains of approximately $20,000 during the current period as compared to the prior period.

Insurance settlement net of litigation expenses

The Company recorded a net insurance settlement of $1,436,000 during the three months ended June 30, 2016 which resulted from the legal settlements of various class action lawsuits during the current period. Insurance proceeds received of $3,536,000 were offset by litigation settlement expenses of $2,100,000. There were no such expenses in the prior period (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Six months ended June 30, 2016 versus six months ended June 30, 2015

Net Loss

Our net loss was approximately $3,467,000 and $8,290,000 for the six months ended June 30, 2016 and 2015, respectively, representing a decrease in loss of approximately $4,823,000 or 58% when compared to the same period in 2015. This decrease in loss for these six months was primarily due to the following:

1)	a decrease in research and development expense of $3,211,000 or 63%;

2)	a decrease in production costs of approximately $321,000 or 37%;

3)	an insurance settlement net of litigation expenses recorded as other income of $1,436,000;

4)	an increase in the gain from sale of income tax net operating losses of $187,000 or 14%; offset by

5)	an increase in general and administrative expense of $172,000 or 4%;

6)	a net loss on sale of short term marketable securities of approximately $87,000; and

7)	a decrease in interest and other income of approximately $46,000 or 28%.

Net loss per share was $(0.01) and $(0.04) for the six months ended June 30, 2016 and 2015, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2016 was 247,786,026 as compared to 224,954,200 as of June 30, 2015.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $54,000 and $83,000 for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $558,000 and $879,000, respectively, for the six months ended June 30, 2016 and 2015. This decrease of approximately $321,000 or 37% was primarily due to a decrease in stability testing and pre-production costs related to the flood that occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2016 were approximately $1,902,000 as compared to $5,113,000 for the same period a year ago, reflecting a decrease of approximately $3,211,000 or 63%. The primary reason for the decrease in research and development costs was due to: 1) a decrease in general R&D of approximately $1,319,000 associated with Ampligen®, and 2) a decrease of approximately $1,892,000 in general R&D expenses related to Alferon N Injection® compliance testing and clinical work. These decreases were mainly the result of implementing a strong financial austerity plan whereby we conducted an analysis of our research and development programs and our staffing levels within our New Jersey manufacturing facility as well as the flood caused by the malfunctioning water supply pipe for the sprinkler system mentioned above.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2016 and 2015, were approximately $4,087,000 and $3,915,000, respectively, reflecting an increase of approximately $172,000 or 4%. The increase in G&A expenses in 2016 was mainly due to: 1) a one-time charge for executive compensation severance pay due to the termination of an executive officer of $850,000, and 2) higher legal fees in the current period of $305,000 associated with various legal settlements (see "Part II - Other Information; Item 1: Legal Proceedings" for details). These increases were offset by lower executive salaries and wages and director fees of approximately $723,000 in the current period and lower professional fees of approximately $172,000.

Interest and Other Income

Interest and other income for the six months ended June 30, 2016 and 2015 were approximately $116,000 and $162,000, respectively, representing a decrease of approximately $46,000 or 16%. The primary cause for the decrease in investment income during the current period was primarily due to lower balances available to invest in the current period as compared to the prior period.

Insurance settlement net of litigation expenses

The Company recorded a net insurance settlement of $1,436,000 during the six months ended June 30, 2016 which resulted from the legal settlements of various class action lawsuits during the current period. Insurance proceeds received of $3,536,000 were offset by litigation settlement expenses of $2,100,000. There were no such expenses in the prior period (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $87,000 and $0, respectively, for the six months ended June 30, 2016 and 2015. Our securities sold during the current period resulted in net realized losses. There were no such sales that incurred losses in 2015 for the same period.

Sale of New Jersey Tax Net Operating Loss

In January 2016, the Company effectively sold $16,000,000 of its approximately $29,000,000 of New Jersey state net operating loss carryforwards (for the year 2014) for approximately $1,320,000 and sold research credits for $241,000. In January 2015, the Company effectively sold $14,291,000 of its approximately $28,000,000 of New Jersey state net operating loss carryforwards (for the year 2013) for approximately $1,374,000, representing an increase in cash gain of $187,000 or 14% (see “Note 11: Funds Received from Sale of Income Tax Net Operating Losses”) for the six months ended June 30, 2016 as compared to the same period in 2015.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2016 was approximately $2,292,000 compared to approximately $9,237,000 for the same period in 2015, a decrease of $6,945,000 or 75%. The primary reason for this decrease in cash used in operations in 2016 was due to lower operating expenses whereby we conducted an analysis of our research and development programs as well as our staffing levels within our New Jersey manufacturing facility which resulted in a decrease in cash flow used in operations in 2016. In addition, the Company received proceeds from an insurance settlement of $3,536,000 which resulted from the legal settlements of various class action lawsuits during the current period. Also, the Company paid the 2014 executive incentive bonuses in January 2015 for approximately $1,232,000 reflected in accrued expenses and also paid for work in process inventory of $1,090,000 in 2015. Lastly, the Company has restricted $1,750,000 in an escrow account which is designated for litigation settlement.

Cash provided by investing activities for the six months ended June 30, 2016 was approximately $1,553,000 compared to approximately $355,000 in cash used in investing activities for the same period in 2015, an increase of $1,908,000. The primary reason for the increase can be attributable to sales and maturities of marketable securities during the current period of $1,918,000.

Cash provided by financing activities for the six months ended June 30, 2016 was approximately $162,000 compared to approximately $9,278,000 for the same period in 2015, a decrease of $9,117,000. The primary reason for the decrease can be attributable to the Company receiving net proceeds of $9,293,000 from the sale of 38,919,883 shares sold pursuant to the ATM during the six months ended June 30, 2015 (see "Note 8: Stockholders' Equity”).

As of June 30, 2016, we had approximately $6,512,000 in cash, cash equivalents and marketable securities, inclusive of approximately $4,974,000 in Marketable Securities, representing a decrease of approximately $648,000 from December 31, 2015. The Company has restricted $1,750,000 in an escrow account which is designated for litigation settlement. In an effort to conserve cash, we conducted an analysis of our research and development programs as well as our staffing levels within our New Jersey manufacturing facility. Our analysis disclosed an ability to gain efficiencies and eliminate redundancies within our staffing which will result in a decrease in cash flow used in operations in 2016 and beyond. If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. In this regard, due to the repair issues mentioned above within our NJ facility and the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. However, there is no assurance that such financing will be available.

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

On August 3, 2015, we executed a multi-year agreement with Impatients, N.V. ("Impatients"), a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe, Turkey and Canada (the “Territory”) related to Chronic Fatigue Syndrome. Pursuant to the agreement, MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, would perform EAP activities. These activities would be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx would support these efforts and supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we would pay myTomorrows a royalty on products sold. The parties would establish a Joint Steering Committee composes of representative of both parties to oversee the EAP. On October 16, 2015, we amended the agreement with Impatients to include Alferon N® as part of the EAP as well as the inclusion of Brazil, Columbia and Chile within the definition of Territory which may provide access to our natural alpha interferon for patients that have become intolerant to treatment with recombinant interferon or where such treatment fails. We currently have inventory available for sale comprising of approximately 1,200 vials of clinical grade natural interferon Alpha-n3. The aforementioned agreement was terminated on April 20th, 2016, to rectify certain aspects of the original agreement. On May 24, 2016, we entered into an amended and restated agreement with Impatients to reinstate the EAP agreement that covers an EAP to treat Chronic Fatigue Syndrome patients in the territories of the European Union and Turkey. International sales through this agreement are anticipated in 2016.

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

The Company maintains a record of the number of shares of stock represented by each Incentive Right issued out of the 2016 Voluntary Incentive Stock Award Plan. During the six months ended June 30, 2016, The Company issued 1,477,201 incentive shares associated with the Plan and recorded $192,000 in equity-based compensation. For a more detailed subscription of these plans, please see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources section within the Company’s 2015 Form 10-K filed with the SEC on March 29, 2016.

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

The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-205228). On December 16, 2015, the Company filed a Prospectus Supplement relating to the Chardan offering with the Securities and Exchange Commission. In 2015, no shares were sold under the Chardan Agreement. For the period ended June 30, 2016, the Company sold an aggregate of 1,270,233 shares that resulted in net cash proceeds of approximately $163,000 after commissions paid to Chardan for $5,000. The impact of the fund raising effort through the EDA is reflected in the "Consolidated Statements of Cash Flows" comparing the various financing activities for the six months ended June 30, 2016 and 2015, respectively. Unless and until the market price of our common stock increases significantly our ability to raise substantial funds from the sale of shares under the Chardan offering or other sales of our equity is hindered (see Part II; Item 1A. Risk Factors - “The trading price of our common stock has decreased significantly over the past year. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected”).

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

We had approximately $6,512,000 in cash, cash equivalents and marketable securities, inclusive of approximately $4,974,000 in Marketable Securities, representing a decrease of approximately $2,398,000 from December 31, 2015. The Company has restricted $1,750,000 in an escrow account which is designated for litigation settlement.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the controls and procedures were effective as of June 30, 2016, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2016, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

(a)	Stephanie A. Frater v. Hemispherx Biopharma, Inc., William A. Carter, David Strayer and Wayne Pambianchi, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:12-cv-07152-WY.
(b)	Mark Zicherman v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Iraj E. Kiani, William M. Mitchell, Richard C. Piani, David Strayer and Charles T. Bernhardt, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:13-cv-00243-WY.
(c)	Michael Desclos v. Hemispherx Biopharma, Inc., William A. Carter, Charles T. Bernhardt, Thomas K. Equels, David R. Strayer, Richard C. Piani, William M. Mitchell, and Iraj E. Kiani, First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, March 2013 Term, No. 110.
(d)	Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., William A. Carter, Charles T. Bernhardt, Thomas K. Equels, David R. Strayer, Richard C. Piani, William M. Mitchell, and Iraj E. Kiani, First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, April 2013 Term, No. 3458.
(e)	Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Richard C. Piani, William M. Mitchell, Iraj E. Kiani and Robert E Peterson, Chancery Court of the State of Delaware, June 18, 2013, Case No. 8657.
(f)	Charles T. Bernhardt III v. Hemispherx Biopharma, Inc., Dr. William A. Carter, Thomas K. Equels, Esquire, Dr. Iraj Eqhbal Kiani, Dr. William M. Mitchell and Peter W. Rodino; Court of Common Pleas of Philadelphia County, Philadelphia, PA; Case: February Term, 2014 No. 000784.
(g)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 9-549-GMS.
(h)	William A. Carter v. Hemispherx Biopharma, Inc., U.S. District Court for the Southern District of Florida February 19, 2016 Case No. 1:16-cv-20597.

(a)	On December 21, 2012, a putative Federal Securities Class Action Complaint was filed against the Company and three of its Officers in the United States District Court for the Eastern District of Pennsylvania. This action, Stephanie A. Frater v. Hemispherx Biopharma, Inc., et al., was purportedly brought on behalf of a putative class of Hemispherx investors who purchased the Company's publicly traded securities between March 14, 2012 and December 17, 2012. The Complaint generally asserted that Defendants made material misrepresentations and omissions regarding the status of the Company's New Drug Application for Ampligen®, which had been filed with the United States Food and Drug Administration, in alleged violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. On March 14, 2013, the Court appointed Hemispherx Investor Group as Lead Plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (“PSLRA”), 15 U.S.C. § 78u-4. Pursuant to the Court's March 29, 2013 scheduling order, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) on May 20, 2013, and in its Amended Complaint, dropped Thomas K. Equels and Charles T. Bernhardt as Defendants and added David R. Strayer, M.D. and Wayne Pambianchi as Defendants. The Amended Complaint alleges an expanded Class Period of March 14, 2012 to December 20, 2012, which period encompasses statements made in the Company's 2011 Form 10-K filed on March 14, 2012, and at the FDA Advisory Committee Meeting on December 20, 2012. On July 19, 2013, Defendants filed a motion to dismiss the Amended Complaint. Lead Plaintiff filed its brief in opposition to Defendants' motion to dismiss is September 17, 2013, and Defendants filed their reply brief on October 17, 2013. On January 24, 2014, the court entered an order denying defendants' motion to dismiss the Amended Complaint, and on February 20, 2014, entered a scheduling order imposing, inter alia, a March 31, 2015 deadline for completion of all fact discovery. On February 25, 2014, defendants filed an answer and affirmative defenses to the Amended Compliant. Also on February 25, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. After conducting significant fact discovery, the parties reached an agreement in principle to settle all claims on December 31, 2014. However, the settlement is subject to the Court's issuance of an order finally approving the terms of the parties' settlement agreement in all material respects. On March 11, 2015, the parties filed a joint motion with the Court seeking an order, inter alia, granting preliminary approval of their settlement agreement, preliminarily certifying a class for settlement purposes, and setting a date for a final settlement hearing. On April 8, 2015, the Court granted the parties’ joint motion, and entered an Order preliminarily approving the parties’ settlement, preliminarily certifying a class for settlement purposes, directing issuance of notice, and scheduling the final approval hearing for July 22, 2015. On July 22, 2015, the Court held the final approval hearing to determine whether the parties’ settlement is fair, reasonable, adequate and should be approved, and on the same date entered an Order granting final approval of the parties’ settlement. No Company funds were used to pay the settlement, which was paid from the Company’s insurance coverage. The settlement did not contain any admission of fault or wrongdoing by Hemispherx or any of the individual defendants. No appeal was filed.

(b)	On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File. On April 11, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On January 28, 2015, on request of the parties, the Court entered an Order continuing the temporary stay, subject to the requirement that the parties submit an updated joint status report within ten days of the court’s entry of an order granting or denying the securities class action parties’ motion for preliminary approval of their settlement agreement. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. On April 27, 2016, the parties executed a Stipulation and Agreement of Settlement (“Settlement”) which, if finally approved by the Court, will resolve all claims asserted in this action (“Zicherman”) and the two related consolidated state-court actions referenced below, Michael Desclos v. Hemispherx Biopharma, Inc. et al., and Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al. On May 27, 2016, the Court entered an order preliminarily approving the parties’ Settlement of all three actions and scheduling the final approval hearing for September 27, 2016.

(c)	On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. On April 27, 2016, the parties executed a Stipulation and Agreement of Settlement (“Settlement”) which, if finally approved by the Court, will resolve all claims asserted in this action (“Desclos”) and the two related actions, Zicherman, referenced above, and the state court action referenced below, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al. On May 27, 2016, the Court in Zicherman entered an order preliminarily approving the parties’ Settlement of all three actions and scheduling the final approval hearing for September 27, 2016.

(d)	On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement to settle all claims. On April 27, 2016, the parties executed a Stipulation and Agreement of Settlement (“Settlement”) which, if finally approved by the Court, will resolve all claims asserted in this action and the two related actions, Zicherman and Desclos, referenced above. On May 27, 2016, the Court in Zicherman entered an order preliminarily approving the parties’ Settlement of all three actions and scheduling the final approval hearing for September 27, 2016.

(e)	On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. Following briefing and oral argument on the motion to dismiss, the Court denied the SLC’s motion on August 18, 2015, but did dismiss the claims against former officer Robert E. Peterson. On October 13, 2015, Plaintiffs filed a Verified Amended Derivative and Class Action Complaint (the “Amended Complaint”), asserting additional claims for breach of fiduciary duty against Board member Peter W. Rodino, declaratory judgment with respect to certain bonuses paid to officers of the Company, and a class action claim for breach of fiduciary duty against the current Board in connection with the solicitation of votes in advance of the Company’s 2015 annual meeting. The Amended Complaint also removed all of the dismissed claims against Mr. Peterson. The Company and all individual defendants except former Board member Richard C. Piani answered the Amended Compliant on November 19, 2015. The Court entered a scheduling order on December 2, 2015, and the Company anticipates discovery will continue through the second quarter of 2016. On January 5, 2016, the parties agreed to suspend all litigation for 60 days and to attempt to resolve the action through mediation. The parties engaged in a mediation on February 10, 2016, and reached an agreement in principle to settle all claims on April 27, 2016, and memorialized that agreement in a Stipulation and Agreement of Settlement (the “Settlement Stipulation”) which was filed with the Court on June 8, 2016. However, the settlement is subject to the Court's issuance of an order finally approving the terms of the parties’ settlement agreement in all material respects. On June 8, 2016, concurrent with the filing of the Settlement Stipulation, the parties filed a joint proposed scheduling order, which the Court entered the same day (the “Scheduling Order”). The Scheduling Order preliminarily certified the class for settlement purposes, directed the Company to issue notice (in the form approved by the Court) to Company stockholders and members of the putative class, and scheduled a settlement approval hearing (the “Settlement Approval Hearing”) to occur on September 9, 2016. At the Settlement Approval Hearing, the Court will determine whether the parties’ settlement is fair, reasonable, adequate and should be approved, and if the Court so determines, will enter an Order granting final approval of the parties’ settlement.

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

On October 24, 2014, Cato filed a notice of appeal of the Court’s September 29, 2014 decision in the United States Court of Appeals for the Third Circuit (the “Third Circuit”). On March 3, 2015, Cato filed its Brief in the Third Circuit. The Company’s Brief in Response was filed on April 6, 2015, with a Reply Brief by Cato filed on April 19, 2015. The Court of Appeals conducted Oral Argument on July 16, 2015. On August 21, 2015 the Court of Appeals affirmed the judgment of the District Court. On September 9, 2015 Cato sought reconsideration of the decision through re-argument or re-hearing by the en banc Court of Appeals. On September 17, 2015 the Court of Appeals denied Cato’s requests. On October 1, 2015 Hemispherx filed for additional costs and fees to be added to its existing judgment. On February 10, 2016 the Court increased Hemispherx’ judgment by an additional $48,725.75 to reflect the costs of defending the Cato appeal. On February 11, 2016 the Court of Appeals returned the mandate to the District Court. The Company is pursuing collection of its judgment in the amount of $829,578.51.

(h)	On February 19, 2016, a complaint was filed against the Company by William A. Carter in the United States District Court for the Southern District of Florida. The Complaint seeks damages against the Company for the alleged wrongful termination of the Plaintiff, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, pursuant to an Engagement Agreement and an Employment Agreement, breach of each such agreement, and for unpaid wages and unlawful retaliation. The Complaint was served on February 26, 2016. The Response was due on March 17, 2016. A scheduling order was entered by the Court on February 25, 2016, setting the deadline for the submission of a Joint Scheduling Report and a Joint Proposed Scheduling Order within twenty (20) days of the appearance of the Defendant. No other orders have been entered by the Court. The Company believes that the claims asserted in the Complaint are without merit, and intends to vigorously defend these actions. The Parties have resolved all outstanding issues and have executed a comprehensive Settlement Agreement. The Court has dismissed the filed litigation in accordance with the parties' agreed resolution.

Summation.

In reference to Contingencies identified above, there can be no assurance that an adverse result in these proceedings would not have a potentially material adverse effect on our business, results of operations, and financial condition. The Company believes it has meritorious defenses and is vigorously defending against the claims identified in Contingency (b), (c), (d), (e), (f) and (h). There is currently no projection as to the likely outcome of the cases and the Company has not recorded any gain or loss contingencies as a result of the above matters for the six months ended June 30, 2016 and 2015. Also, with regards to Contingency (a), (b), (c), (d) and (e), the Company maintains a Directors and Officers Insurance Policy that provides coverage for claims and retention of legal counsel.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2016, our accumulated deficit was approximately $296,466,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2016, we had approximately $6,512,000 in cash, cash equivalents and marketable securities (inclusive of approximately $4,974,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

We need to preserve and acquire enforceable patents covering the use of Ampligen® for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen® for such disease. We obtained all rights to Alferon N Injection®, and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our experimental drug, Ampligen®. We also have been issued a patent which affords protection on the use of Ampligen® in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen® as a sole treatment for any of the cancers which we have sought to target. For more information on Patents, please see 2015 Form 10-K, PART I, Item I – “Business; Patents”.

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

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen® and Alferon®. At present, we do not have any agreements with third parties for the supply of any of these materials or we are relying on a limited source of reagent suppliers necessary for the manufacture of Alferon®. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. In July 2016, we reached an agreement with Avrio Biopharmaceuticals ("Avrio") to serve as an additional contract manufacturer of Ampligen® for use with clinical studies as well as the recently initiated Early Access Program (EAP) in Europe and Turkey. We believe that we have sufficient quantities of Ampligen® to meet our limited near term projected needs until we start receiving product from Avrio. Should there be an unanticipated delay in receiving new product from Avrio or should we experience an unexpected demand for Ampligen® in our clinical studies or pursuant to the EAP, our ability to supply Ampligen® most likely will be adversely affected. Although the Company has engaged Avrio, we will continue to work towards an amended agreement with Hollister-Stier. In addition, during the final stage of the manufacturing process for Alferon®, we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues through engaging in multiple agreements with suppliers of leukocytes as well as entering into a licensing agreement with a foreign multinational chemicals and biotechnology company that has been in business for over a century for the sourcing of the primary reagent allowing us to manufacture Alferon®. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. Our facility insurer has been proactive in addressing and covering the loss. While repairs have required preapproval by our insurer, activity has moved forward quickly. The repairs noted below required special action because of the need to keep this critical manufacturing room within International Organization for Standardization (ISO) classifications and the need to certify that all the equipment that was exposed, or submerged, is in proper condition and operating effectively following the corrective actions. All HEPA filters affected by the flood were tested by an outside contractor and have passed all required tests. The flooring that was damaged has been repaired using a special epoxy that is used in cleanrooms. A large portion of the walls in the ISO classified area were damaged. We had a damage mitigation company come in to stop any moisture from seeping further into the ISO classified areas. Subsequently, all damaged walls and ceilings have been replaced with cleanroom grade materials and need no further work. Six pumps that were affected by the flood were sent back to the manufacturer for inspection and repair. Repairs that were required have been completed on the pumps and they were reinstalled in the Alferon manufacturing facility after the floor repair work was completed. All pumps will need to be qualified for use in the manufacturing process prior to the validation process for a Pre-Approval Inspection. All air ducts supplying the Alferon manufacturing area needed to be cleaned and insulation replaced along with ceiling tiles. The duct insulation and ceiling tile replacement will be performed after the duct cleaning work is completed. All smaller pieces of machinery and equipment that could not be salvaged have been replaced. The final repair step required to be performed will be HVAC air balancing and qualification.

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

Pursuant our Supply Agreement with Hollister-Stier, they will formulate, fill, finish and package Ampligen® from the key raw materials that we would supply. We are unable to provide any assurances that the FDA will approve the inventory manufactured by us or produced by Hollister-Stier. If this finish goods inventory is not granted approval by the FDA, our operations may be materially adversely affected. This Supply Agreement expired on March 11, 2014. The Company is working towards an amendment to the existing Supply Agreement which may contain additional fees as part of entering into the extension. In October 2014, we entered into a purchase commitment with a contract manufacturer (Hollister Stier) for approximately $700,000 for the manufacture of clinical batches of Ampligen®. We are in discussion with Hollister-Stier about this purchase commitment.  In July 2016, we reached an agreement with Avrio to serve as an additional contract manufacturer of Ampligen® for use with clinical studies as well as the recently initiated Early Access Program (EAP) in Europe and Turkey.  Avrio should be able to meet our immediate requirements.   We believe that we have sufficient quantities of  Ampligen® to meet our limited near term projected needs until we start receiving product from Avrio.  Should there be an unanticipated delay in receiving new product from Avrio or should we experience an unexpected demand for Ampligen® in our clinical studies or pursuant to the EAP, our ability to supply Ampligen® most likely will be adversely affected.

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

Our common stock is listed for quotation on the NYSE MKT. For the six months ended June 30, 2016, the trading price of our common stock has ranged from $0.20 to $0.07 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Please also see risk factor “The trading price of our common stock has decreased significantly over the past year and, as a result, the NYSE MKT has informed us that we are not in compliance with the standards for continued listing on the NYSE MKT. If we are unable to raise the trading price, the market for our common stock most likely will be adversely affected” below.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales nor repurchase any of our securities during the six months ended June 30, 2016.

ITEM 3:	Defaults upon Senior Securities

None.

ITEM 4:	Mine Safety Disclosures

Not Applicable.

ITEM 5:	Other Information

None.

ITEM 6:	Exhibits

(a)	Exhibits

10.1	July 20, 2016 Agreement between Avrio Biopharmaceuticals (“Avrio”) and the Company. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended June 30, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Changes in Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Adam Pascale
Adam Pascale
Chief Financial Officer

Date: August 15, 2016

-54-