Form 10-Q/A
period 2016-03-31
HEMISPHERX BIOPHARMA INC
filed 2016-08-29
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 that was filed with the Securities and Exchange Commission, or SEC, on May 16, 2016 (the "Original Filing"). We are filing this Amendment No. 1 solely for the purpose of attaching as Exhibits 10.1 and 10.2 amended redacted copies of the Sales, Marketing, Distribution and Supply Agreement dated March 3, 2016 with Scientific Products Pharmaceutical Co. LTD and the Licensing agreement dated April 13, 2016 with Lonza Sales AG.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements of Hemispherx Biopharma, Inc. are contained in this Amendment No. 1, we are not including certifications pursuant to 18 U.S.C. 1350.

No other changes, other than described above, are made to the Original Filing other than to update the cover page and Exhibit Index of the Original Filing. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

Part II – OTHER INFORMATION

ITEM 6: Exhibits

(a)	Exhibits

10.1	Sales, Marketing, Distribution and Supply Agreement dated March 3, 2016 with Scientific Products Pharmaceutical Co. LTD (1)

10.2	Licensing Agreement dated April 13, 2016 with Lonza Sales AG. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Changes in Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Adam Pascale
Adam Pascale
Chief Financial Officer

Date: August 29, 2016

-4-