Form 10-Q
period 2016-09-30
HEMISPHERX BIOPHARMA INC
filed 2016-11-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

24,105,569 shares of common stock were outstanding as of November 1, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,473	$2,115
Marketable securities	3,536	6,795
Inventory-work in process	-	1,326
Assets held for sale	764	-
Prepaid expenses and other current assets	559	335
Total current assets	9,332	10,571

Property and equipment, net	9,779	11,237
Patent and trademark rights, net	919	862
Other assets	1,546	134
Total assets	$21,576	$22,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,011	$1,213
Accrued expenses	1,420	1,219
Current portion of capital lease	-	1
Total current liabilities	2,431	2,433

Redeemable warrants	2,514	-

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 24,105,569 and 20,629,957, respectively	24	21
Additional paid-in capital	315,864	313,446
Accumulated other comprehensive income (loss)	71	(97)
Accumulated deficit	(299,328)	(292,999)

Total stockholders’ equity	16,631	20,371
Total liabilities and stockholders’ equity	$21,576	$22,804

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Clinical treatment programs	$22	$23	$76	$106

Total revenues	22	23	76	106

Costs and expenses:
Production costs	272	353	830	1,232
Research and development	1,342	1,968	3,244	7,081
General and administrative	1,634	1,685	5,721	5,600

Total costs and expenses	3,248	4,006	9,795	13,913

Operating loss	(3,226)	(3,983)	(9,719)	(13,807)

Interest expense	-	(1)	-	(3)
Interest and other income/(expense)	40	181	156	343
Insurance proceeds from legal settlement, net	190	-	1,626	-
Gain (Loss) on sales of short term marketable securities	31	-	(56)	-
Gain from sale of income tax net operating losses	-	-	1,561	1,374
Redeemable warrants valuation adjustment	103	-	103	-

Net loss	(2,862)	(3,803)	(6,329)	(12,093)

Other comprehensive income (loss):
Reclassification adjustments for (gain) loss on sales of short term marketable securities included in net loss	(31)	-	56	-
Unrealized gain (loss) on marketable securities	15	(215)	112	(241)
Net comprehensive loss	$(2,878)	$(4,018)	$(6,161)	$(12,334)

Basic and diluted loss per share	$(0.13)	$(0.18)	$(0.30)	$(0.62)

Weighted average shares outstanding, basic and diluted	21,832,940	20,564,538	21,046,418	19,358,962

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2016

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	20,629,957	$21	$313,446	$(97)	$(292,999)	$20,371
Equity-based compensation	17,498	-	344	-	-	344
Shares sold at the market	114,394	-	174	-	-	174
Common stock issuance	3,333,334	3	4,517	-	-	4,520
Other issuances	10,386	-	-	-	-	-
Redeemable warrants	-	-	(2,617)	-	-	(2,617)
Net comprehensive loss	-	-	-	168	(6,329)	(6,161)

Balance at September 30, 2016	24,105,569	$24	$315,864	$71	$(299,328)	$16,631

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(in thousands)

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(6,329)	$(12,093)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	854	663
Amortization and abandonment of patent and trademark rights	125	166
Equity-based compensation	344	148
Realized loss on sale of marketable securities	56	-
Redeemable warrants valuation adjustment	(103)	-
Change in assets and liabilities:
Inventories	-	(1,326)
Prepaid expenses and other current assets	(224)	121
Accounts payable	(202)	97
Accrued expenses	201	(515)
Net cash used in operating activities	(5,278)	(12,739)

Cash flows from investing activities:
Purchase of property, equipment and construction in progress	(160)	(226)
Additions to patent, trademark and licensing rights	(282)	(188)
Deposits on capital leases refunded	14	-
Sales and maturities of short-term and long-term marketable securities	3,371	2,497
Net cash provided by investing activities	2,943	2,083

Cash flows from financing activities:
Payments on capital leases	(1)	(19)
Proceeds from sale of stock, net of issuance costs	4,694	9,680
Net cash provided by financing activities	4,693	9,661

Net increase (decrease) in cash and cash equivalents	2,358	(995)

Cash and cash equivalents at beginning of period	2,115	2,156

Cash and cash equivalents at end of period	$4,473	$1,161

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable	$-	$672
Unrealized gain (loss) on marketable securities	$112	$(241)
Fair Value of redeemable warrants	$2,617	$-
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$-	$(3)
Insurance proceeds from legal settlement	$1,626	$ __- _

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

On August 17, 2016, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split at a ratio in the range of 1-for-8 to 1-for-12. The Company’s Board of Directors approved the implementation of the reverse stock split at a ratio 1-for-12. All per share numbers for prior periods have been revised to give retroactive effect to this reverse stock split.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 4,129,215 and 1,423,190 shares for the nine months ended September 30, 2016 and 2015, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 247,917 and 66,666 options granted to employees and non-employees in the nine months ended September 30, 2016 and 2015, respectively.

Stock option for employees' activity during the nine months ended September 30, 2016 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	893,771	$18.96	4.02	$—
Granted	185,417	1.58	—	—
Forfeited	(227,259)	5.75	—	—
Outstanding September 30, 2016	851,929	$18.70	4.05	$—
Vested and expected to vest September 30, 2016	851,929	$18.70	4.05	$—
Exercisable September 30, 2016	714,950	$18.60	2.87	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	27,777	$3.48	7.82	$—
Granted	185,417	1.58	—	—
Vested	(76,215)	2.10		—
Forfeited	—	—	—	—
Outstanding September 30, 2016	136,979	$1.67	9.35	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	275,250	$15.48	4.31	$—
Granted	62,500	1.63	—	—
Exercised	—	—	—	—
Forfeited	(31,667)	44.79	—	—
Outstanding September 30, 2016	306,083	$9.59	5.21	$—
Vested and expected to vest September 30, 2016	306,083	$9.59	5.21	$—
Exercisable September 30, 2016	257,819	$11.11	4.34	$—

Unvested stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2016	—	$—	—	$—
Granted	62,500	1.63	—	—
Vested	(14,236)	1.63	—	—
Forfeited	—	—	—	—
Outstanding September 30, 2016	48,264	$1.63	9.82	$—

The impact on the Company’s results of operations of recording equity-based compensation for the nine months ended September 30, 2016 and 2015 was to increase costs and expenses by approximately $125,000 and $148,000, respectively, which increased loss per share by $0.01.

As of September 30, 2016 and 2015, respectively, there was $332,000 and $231,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

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

The Company maintains a record of the number of shares of stock represented by each Incentive Right issued out of the 2016 Voluntary Incentive Stock Award Plan. During the nine months ended September 30, 2016, the Company granted rights to 140,936 split adjusted incentive shares and recorded $219,000 in equity-based compensation under this Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	September 30,	December 31,
	2016	2015
Inventory work-in-process, January 1	$1,326	$—
Production	—	1,443
Transfer to other assets	(1,326)	—
Spoilage	—	(117)
Inventory work-in-process, end of period	$—	$1,326

Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA. The Company is continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Due to the Company extending the timeline of Alferon® production to an excess of one year, the Company reclassified Alferon® work-process-inventory to other assets within the Company’s balance sheet as of September 30, 2016.

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the nine months ended September 30, 2016 and 2015, it was determined that none of the marketable securities had other-than-temporary impairments. At September 30, 2016 and December 31, 2015, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

September 30, 2016 (in thousands)
Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$3,465	$71	$—	$3,536	$3,536	$—

Totals	$3,465	$71	$—	$3,536	$3,536	$—

December 31, 2015 (in thousands)
Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$6,892	$—	$(97)	$6,795	$6,795	$—

Totals	$6,892	$—	$(97)	$6,795	$6,795	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

September 30, 2016

As of September 30, 2016 there were no investments in a loss position.

December 31, 2015 (in thousands)
		Less Than 12 Months		12 Months or Greater		Totals
Securities	Total number in loss position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	2	$2,834	$(159)	$2,041	$(21)	$4,875	$(180)

Totals	2	$2,834	$(159)	$2,041	$(21)	$4,875	$(180)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2016	December 31, 2015
Compensation, including severance	$524	$229
Professional fees	513	619
Clinical trial expenses	109	143
Other expenses	274	228
	$1,420	$1,219

Note 7: Property and Equipment

	(in thousands)
	September 30, 2016	December 31, 2015
Land, buildings and improvements	$10,530	$11,603
Furniture, fixtures, and equipment	5,630	5,490
Leasehold improvements	—	85
Total property and equipment	16,160	17,178
Less: accumulated depreciation and amortization	(6,381)	(5,941)
Property and equipment, net	$9,779	$11,237

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

Note 8: Stockholders’ Equity

The Equity Incentive Plan of 2009, effective June 24, 2009, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 1,250,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. In September 2015, the Company's shareholders approved the following amendments to the 2009 Plan: (1) increased the number of shares authorized to be issued under the Equity Incentive Plan from 1,250,000 to 1,833,333; (2) required a gradual vesting period of options issued under the Equity Incentive Plan over a three year period; (3) revised the definition of “change in control” to make it less “liberal” by amending the provision that a change in control occurs upon stockholder approval of a merger, consolidation or sale or disposition by the Company of all or substantially all of its assets (a “Business Combination”) to state that such a change in control occurs upon the consummation of the Business Combination; and (4) clarified that the definition of change in control has a double trigger. For a Participant to get the benefit resulting from a change in control, such Participant must have been terminated other than for cause within a two year period. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the nine months ended September 30, 2016 and 2015, there were 247,917 and 66,666 options granted by the Company, respectively.

On December 15, 2015, the Company entered into an Equity Distribution Agreement with Chardan Capital Markets, LLC (the “Chardan Agreement”) to create an at-the-market equity program under which it may sell shares of its common stock (the “Shares”) from time to time through Chardan Capital Markets, LLC, as sales agent (“Chardan”). Under the Chardan Agreement, Chardan will be entitled to a commission at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the Chardan Agreement. Effective August 26, 2016, the Company halted all future offers and sales of its common stock under the Chardan Agreement and reduced the amount of potential future offers and sales under the Chardan Agreement to $0.00. Between December 15, 2015, the date of the Chardan Agreement, and August 26, 2016, we sold an aggregate of 114,394 shares of common stock pursuant to the Chardan Agreement for aggregate net proceeds of approximately $174,000.

On September 6, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale by the Company of 3,333,334 shares (the “Common Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.50 per share and sold warrants to purchase 2,500,000 shares of Common Stock (the “Warrants”) for aggregate net proceeds of $4,520,000.  Subject to certain ownership limitations, the Warrants will be initially exercisable six-month after issuance at an exercise price equal to $2.00 per share of Common Stock, subject to adjustments as provided under the terms of the Warrants. The Warrants are exercisable for five years from the initial exercise date.

The Company received net proceeds from the foregoing transaction (the “Offering”) of approximately $4,520,000 after deducting certain fees due to the placement agent and the Company’s transaction expenses. The net proceeds received by the Company from the Offering will be used for preparation for technology transfer opportunities, expenses related to Ampligen® manufacturing, working capital and general corporate purposes.

The Common Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2015 and subsequently declared effective on August 4, 2015 (File No. 333-205228) (the “Registration Statement”), and the base prospectus dated as of August 4, 2015 contained therein. The Company filed a prospectus supplement with the SEC on September 1, 2016 in connection with the sale of the Common Shares.

Pursuant to an engagement agreement dated July 26, 2016, the Company engaged Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (“Wainwright”), to act as its exclusive placement agent in connection with the Offering. Pursuant to the engagement agreement, the Company paid Wainwright an aggregate fee equal to 7% of the gross proceeds received by the Company from the sale of the securities in the Offering and granted to Wainwright or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions (the “Wainwright Warrants”) amounting to 166,667 warrants. The Wainwright Warrants have substantially the same terms as the Warrants, except that the Wainwright Warrants will expire on September 1, 2021 and have an exercise price equal to $1.875 per share of Common Stock. The Wainwright Warrants and the shares issuable upon exercise of the Wainwright Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws. The Company also paid Wainwright a non-accountable expense allowance of $70,000 plus a management fee equal to 1.0% of the gross proceeds raised in the Offering.

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

In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not adopted ASU 2016-02 and believes such adoption may have an impact on the Company’s financial statement presentation or disclosures.

In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The new guidance is intended to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company believes that the adoption of the guidance may not have a material impact on the Company’s financial statement presentation or disclosures.

In 2016, the FASB also issued Accounting Standards Updates (“ASU”) 2016-03 through 2016-17. These updates did not have a significant impact on the financial statements

Note 11: Funds Received from Sale of Income Tax Net Operating Losses

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

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction. The fair value of the redeemable warrants related to the Company’s August 2016 Common Stock and Warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put's liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the August 2016 warrants:

	September 30,	September 6,
	2016	2016
Underlying price per share	$1.26	$1.39
Exercise price per share	$1.88 - $2.00	$1.88 - $2.00
Risk-free interest rate	1.21%	1.21%
Expected holding period	4.90	5.00
Expected volatility	90%	90%
Expected dividend yield	-	-

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

(v)       Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for at least approximately 18 months;
b.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;
d.	Available capital for a potential buyer in a cash transaction continues to be limited;
e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development;
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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above warrants was approximately $2,514,000 at September 30, 2016 and $2,617,000 at September 6, 2016, the date of issuance.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
•	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2016, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,536	$3,536	$-	$-
Liabilities:
Redeemable warrants	2,514	-	-	2,514

	(in thousands) As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$6,795	$6,795	$-	$-
Liabilities:
Redeemable warrants	-	-	-	-

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows:

(in thousands)
2016
Balance at December 31, 2015	$-
Issuance of warrants	2,617
Fair value adjustments	(103)
Balance at September 30	$2,514

Note 13: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event, other than what is noted below, constituted a matter that required adjustment to the financial statements for the nine months ended September 30, 2016.

On November 8, 2016, the Company received a letter of intent for its underutilized building located adjacent to the site of the Company’s New Jersey manufacturing facility. The letter of intent includes a 45 day due diligence period including, but not limited to, a building inspection and environmental review. Closing is anticipated 60 days from the date of the contract execution.

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

On August 18, 2016, we received approval of our New Drug Application (“NDA”) from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”) for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”). The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe that rintatolimod is the first drug to receive approval for this indication anywhere in the world.

We believe that this approval provides a platform for potential commercial sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. We and GP Pharm are now working to expand the approval of rintatolimod to additional countries with a focus on Latin America. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program is launched in Europe. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch (including possible requirements for approval of final manufacturing), and there are no assurances as to whether or when such multiple subsequent steps will be successfully performed to result in an overall successful commercialization and product launch.

In October 2016, we completed our technology transfer of the Ampligen® manufacturing processes to Nitto Denko Avecia Inc. (“Avecia”), formerly, Avrio Biopharmaceuticals (“Avrio”). The transfer consists of providing Avecia with all information that is relevant to the manufacturing process of Ampligen® and associated assays. This includes performing a test engineering run to identify any potential issues before moving forward with the first Good Manufacturing Practice (“cGMP”) lot and confirming that the information exchange was successful. This will enable Avecia to begin manufacturing current cGMP lots of Ampligen®. The first cGMP lot is expected to be compounded, filled and finished in November and released in December, 2016, for use in the Company’s Early Access Program (“EAP”) in Europe and Turkey.

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

On March 15, 2016, we received written notice from the NYSE MKT LLC that we were not in compliance with its continued listing standards because our common stock had been selling for a low price per share for a substantial period of time. The NYSE MKT determined that the continued listing of our common stock was predicated on our effecting a reverse stock split of our common stock. Our stockholders approved a reverse stock split, our Board effected a 12-to-1 reverse stock split effective August 26, 2016 and our reverse split shares started trading on August 29, 2016. On September 15, 2016, we received written notice from the NYSE MKT LLC that we were back in compliance with the continued listing standards set forth in Section 1003(f)(v) of the NYSE MKT Company Guide referenced in the Exchange’s letter dated March 15, 2016. The Company will be subject to NYSE Regulation’s normal continued listing monitoring. However, in accordance with Section 1009(h) of the Company Guide, if the Company is again determined to be below any of the continued listing standards within 12 months of the date of this letter, NYSE MKT will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s financial recovery from the first incident. NYSE Regulation will then take appropriate action, which depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the Company Guide or immediately initiate delisting procedures.

On September 6, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the sale by us of 3,333,334 shares of our common stock at a purchase price of $1.50 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 2,500,000 shares of common stock for aggregate gross proceeds of $5,000,000.

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

We have been reexamining our fundamental priorities in terms of direction, corporate culture and our ability to fund operations. As a result, there have been significant changes at the Company in the past few months. As noted below, we have made several changes to the Company’s executive management team to provide effective and competent leadership that, management believes, will properly position the Company to achieve its commercial goals and increase stockholder value. Recent actions include aggressively pursuing international sales of clinical grade materials and implementing a strong financial austerity plan. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drug, Ampligen®, and our approved drug Alferon®. Management’s primary objectives are to create stockholder value and deliver much needed therapies to patients.

On September 16, 2015, our Board of Directors appointed Mr. Peter Rodino as Lead Director. In addition, Mr. Rodino and William Mitchell, M.D., Ph.D. were each appointed to the Compensation Committee and Corporate Governance and Nominating Committee. Mr. Rodino, Dr. Mitchell and Iraj E. Kiani were each appointed to the Audit Committee.

On February 17, 2016, our Board, by majority vote, terminated the employment of Dr. Carter, our Chairman of the Board, Chief Executive Officer and Chief Scientific Officer. As a result, Dr. Carter also is no longer a director. Dr. Mitchell, one of our independent directors, was appointed Chairman of the Board.

On February 19, 2016, our Board also made several changes to our executive management team in light of the termination of Dr. Carter, to provide effective and competent leadership that will properly position us to achieve our commercial goals and increase stockholder value. In this regard, Adam Pascale was named Chief Financial Officer in addition to his current responsibilities as Chief Accounting Officer. Mr. Pascale has been employed us for 18 years, with more than two decades of public accounting experience and prior public company experience. He earned a Bachelor of Arts degree in Accounting and Finance from Rutgers University. Mr. Pascale served for several years as a CPA prior to joining the Company, and is a member of both the American and the Pennsylvania Institutes of Certified Public Accountants. Mr. Equels, our Chief Executive Officer (“CEO”) and President, resigned as Chief Financial Officer to make way for Mr. Pascale.

On February 25, 2016, our Board appointed Thomas K. Equels, our current President, as our CEO. In that capacity, he is our principal executive officer. On June 16, 2016, Iraj Kiani resigned as a member of our Board. On September 30, 2016, Mr. Rodino resigned as a member of our Board to permit him to serve us in a new capacity. In this regard, effective October 1, 2016, we retained Mr. Rodino as our Executive Director for Governmental Relations, and as our General Counsel. In that capacity, Mr. Rodino will handle all government affairs and litigation matters on a going forward basis.

On April 20, 2016, we executed a consulting agreement with Huron Consulting Group, a global consultancy with decades of experience in the life sciences market, to advance our strategic plan to capitalize on business opportunities in the United States and in target countries around the world.

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

Ampligen®

Ampligen® is approved for commercial sale in Argentina and is an experimental drug currently undergoing clinical development for the treatment of CFS in the United States of America. As noted above and discussed below, the FDA in its CRL declined to approve our NDA for the treatment of CFS with Ampligen®. Over its developmental history, Ampligen® has received various designations, including Orphan Drug Product Designation (FDA), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Ampligen® represents the first drug in the class of large (macromolecular) RNA (nucleic acid) molecules to apply for NDA review. Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen® may have broad-spectrum anti-viral and anti-cancer properties.

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

Until we undertake the end-of-review conference(s), or otherwise reach an agreement with the FDA regarding the design of a confirmatory study, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. Industry norms suggest that it will require three to six months to initiate the study, one to two years to accrue and test patients, three to six months to close-out the study and file the necessary documents with the FDA. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the design, the final design of an acceptable Phase III clinical study, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations. We anticipate that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. Please see "Part I; Item 1A, Risk Factors: "We may require additional financing which may not be available."

In May 1997, the FDA authorized an open-label treatment protocol, (“AMP 511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP 511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. As of September 30, 2016, there were 27 patients participating in this open label treatment protocol taking treatment. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies. In 1997, we calculated the cost per dose (400mg) of Ampligen® to be $150 per dose consistent with the regulatory guidelines; however, we recently engaged an independent certified public accountant to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial in 2015.  The independent analysis disclosed a cost per 400 mg dose of Ampligen® of $400, $200 per vial. In October 2016, the FDA granted our request to implement the new cost.

On July 12, 2012, we filed a new drug application for Ampligen® with the ANMAT (Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica), the agency responsible for the national regulation of drugs, foods and medical technology in Argentina, under the ANMAT’s Orphan Drug regulations. We believe that the approval of Ampligen® as an Orphan Drug may allow reimbursement by the Health Services Authority (SSS), the central health authority in Argentina for patients seeking treatment for CFS. On August 18, 2016, we received approval of our New Drug Application (“NDA”) from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”). The product will be marketed by GP Pharm, our commercial partner in Latin America.

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

Other Diseases

In July 2011, we received FDA authorization to proceed with the initiation of a new clinical trial of intranasal Ampligen® to be used in conjunction with commercially approved seasonal influenza vaccine. On April 16, 2012, a clinical trial was initiated in which Ampligen® is nasally administered in conjunction with FluMist® to healthy human volunteers at the University of Alabama at Birmingham under the auspices of Dr. Paul Goepfert, Associate Professor of Medicine in the Division of Infectious Diseases and Director of the Alabama Vaccine Research Clinic. This study is a first use of Ampligen® with a seasonal vaccine in humans to assess the safety of Ampligen® when nasally delivered as a vaccine adjuvant. Another objective of this study is to determine the extent to which Ampligen® mobilizes potential protections against pandemic influenza by utilization of a seasonal flu vaccine. The study will evaluate the potential immunologic enhancement of Ampligen® by comparing immune parameters in the group receiving Ampligen® plus FluMist® with another group receiving FluMist® plus placebo. Twenty-five subjects have been enrolled; twelve in Stage 1 and thirteen subjects in Stage 2.  The study is currently on hold pending the safety data on these 25 subjects being reviewed by the Data Monitoring Committee and authorization from the FDA is received to proceed with enrollment. As of September 30, 2016, there are no active subjects in the study.

In December 2013, we announced that we are supporting the University of Pittsburgh’s National Institutes of Health funded study (grant 1PO1CA132714) currently underway as part of the University’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of professor of surgery Pawel Kalinski, M.D., Ph.D. and involves the Chemokine Modulatory regimen developed by Dr. Kalinski’s group, has successfully completed the dose escalation in patients with resectable colorectal cancer under the clinical leadership of Dr. Amer Zureikat, an assistant professor of surgery. To date, 15 patients have been treated in this study. In addition, the University has initiated enrollment in an additional cancer study of peritoneal surface malignancies which includes Ampligen® as an immune enhancer. To date, 43 patients have been treated. The University has initiated enrollment into another cancer study of recurrent ovarian cancer patients which includes Ampligen® as a component of the treatment regimen. To date, 5 patients have been treated. The University has received Institutional Review Board approval for another cancer study of subjects with chemo-refractory metastatic colorectal cancer which also includes Ampligen® as an immune enhancer. Enrollment into this study has not yet been initiated.

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

Manufacturing

On October 2, 2011, the Company finalized their Fourth Amendment to a Supply Agreement, effective through March 11, 2014, with Jubilant Hollister-Stier Laboratories LLC of Spokane, Washington (“Hollister-Stier”), pursuant to which Hollister-Stier would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. This Supply Agreement expired March 11, 2014. The Company is working towards an amendment to the existing Supply Agreement, which may contain additional fees as part of entering into the extension. In October 2014, we entered into a purchase commitment with Hollister-Stier for approximately $700,000 for the manufacture of clinical batches of Ampligen®. The Company is in discussion with Hollister-Stier about this purchase commitment.

On July 27, 2016, the Company reached an agreement with Avecia to serve as an additional contract manufacturer of Hemispherx's experimental drug, Ampligen®. Avecia, an FDA inspected facility, has the capabilities for the compounding and fill/finish of sterile clinical and commercial grade Ampligen® to satisfy the Company's ongoing domestic clinical studies as well as the recently initiated Early Access Program (EAP) in Europe and Turkey. We believe that Avecia will be able to meet our immediate requirements until we are able to amend our agreement with Hollister-Stier and, regardless, will be a good source of manufactured product. The Company initiated the transfer of the key raw materials and has made payments of $270,000 to Avecia for the manufacture of Ampligen®. In October 2016, the Company completed its technology transfer of the Ampligen® manufacturing processes to Avecia. The transfer consists of providing Avecia with all information that is relevant to the manufacturing process of Ampligen® and associated assays. This includes performing a test engineering run to identify any potential issues before moving forward with the first cGMP lot and confirming that the information exchange was successful. This will enable Avecia to begin manufacturing current Good Manufacturing Practice (“cGMP”) lots of Ampligen®. The first cGMP lot is expected to be compounded, filled and finished in November and released in December, 2016, for use in the Company’s Early Access Program (“EAP”) in Europe and Turkey. Please see “Risks Associated with Our Business” in Part II. Item 1A. Risk Factors below - There are no long-term agreements with suppliers of required materials and services for Ampligen® and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen.

We completed the construction of the $8 million facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity and more cost effective manufacturing process for the production of Alferon N Injection®. Commercial sales of Alferon and Alferon API internationally are projected to begin as soon as the necessary regulatory approvals are obtained. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We are continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. We had anticipated that it would take approximately until at least the 2nd half of 2015 before we would have Alferon® approved for commercial sales; however, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues through engaging in multiple agreements with suppliers of leukocytes as well as entering into a licensing agreement with a foreign multinational chemicals and biotechnology company that has been in business for over a century for the sourcing of the primary reagent allowing us to manufacture Alferon®. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions of our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. Our facility insurer has been proactive in addressing and covering the loss. While repairs have required preapproval by our insurer, activity moved forward quickly. The repairs noted below required special action because of the need to keep this critical manufacturing room within International Organization for Standardization (ISO) classifications and the need to certify that all the equipment that was exposed, or submerged, is in proper condition and operating effectively following the corrective actions. All HEPA filters affected by the flood were tested by an outside contractor and have passed all required tests. The flooring that was damaged has been repaired using a special epoxy that is used in cleanrooms. A large portion of the walls in the ISO classified area were damaged. We had a damage mitigation company come in to stop any moisture from seeping further into the ISO classified areas. Subsequently, all damaged walls and ceilings have been replaced with cleanroom grade materials and need no further work. Six pumps that were affected by the flood were sent back to the manufacturer for inspection and repair. Repairs that were required have been completed on the pumps and they were reinstalled in the Alferon manufacturing facility after the floor repair work was completed. All pumps will need to be qualified for use in the manufacturing process prior to the validation process for a Pre-Approval Inspection. All air ducts supplying the Alferon manufacturing area were cleaned and insulation replaced along with ceiling tiles. All smaller pieces of machinery and equipment that could not be salvaged have been replaced. We also completed the HVAC air balancing and qualification. At this time, we believe that all repairs to the manufacturing facility have been completed.

We also are exploring the possibility of selling the facility if we can obtain a long term lease back on the facility on acceptable terms.

Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. Due to the Company extending the timeline of Alferon® production to an excess of one year, we reclassified Alferon® work-process-inventory to other assets within our balance sheet as of September 30, 2016. In addition, due to the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® Drug Product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon N Injection®. In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. The Company has paid approximately $210,000 to Althea with regard to this open purchase commitment as of September 30, 2016 and has recorded this amount within work-in-process inventory.

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

On September 6, 2011, we executed an amended agreement with Asembia, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. We previously extended this agreement for the previous three years also under the same terms and conditions.

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

On May 24, 2016, we entered into an amended and restated multi-year agreement with Impatients, N.V. ("Impatients"), a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to Chronic Fatigue Syndrome. Pursuant to the agreement, MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, would perform EAP activities. These activities would be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx would support these efforts and supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we would pay myTomorrows a royalty on products sold. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the nine months ended September 30, 2016, the Company did not make any contributions towards the 401(k) Plan.

New Accounting Pronouncements

See Part I - Financial Information; Item 1; Financial Statements; “Note 10: Recent Accounting Pronouncements”.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2016 versus three months ended September 30, 2015

Net Loss

Our net loss was approximately $2,862,000 and $3,803,000 for the three months ended September 30, 2016 and 2015, respectively, representing a decrease in loss of approximately $941,000 or 25% when compared to the same period in 2015. This decrease in loss for these three months was primarily due to the following:

1)	a decrease in research and development expense of approximately $626,000 or 32%;

2)	a decrease in production costs of approximately $81,000 or 23%;

3)	a gain on the valuation adjustment on the redeemable warrants of approximately $103,000; and

4)	an insurance settlement on legal expenses recorded as other income of approximately $190,000, offset by

5)	a decrease in interest and other income of approximately $141,000 or 78%.

Net loss per share was $(0.13) and $(0.18) for the three months ended September 30, 2016 and 2015, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2016 was 21,832,940 as compared to 20,564,538 as of September 30, 2015.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $22,000 and $23,000 for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, we had no Alferon N Injection® finished good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $272,000 and $353,000, respectively, for the three months ended September 30, 2016 and 2015. This decrease of approximately $81,000 or 23% was primarily due to a decline in ongoing stability testing on Alferon® work-in-process inventory.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2016 were approximately $1,342,000 as compared to $1,968,000 for the same period a year ago, reflecting a decrease of approximately $626,000 or 32%. The primary reason for the decrease in research and development costs was due to a decrease in general R&D expenses of approximately $708,000 including Alferon N Injection® compliance testing and clinical work and a decrease in executive salaries and wages of approximately $372,000. This was offset by a general net increase in R&D expenses of approximately $336,000 associated with Ampligen. These decreases in general R&D expenses were mainly the result of implementing a strong financial austerity plan whereby we conducted an analysis of our research and development programs and our staffing levels within our New Jersey manufacturing facility.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2016 and 2015, were approximately $1,634,000 and $1,685,000, respectively, reflecting a decrease of approximately $51,000 or 3%. The decrease in G&A expenses in 2016 was mainly due to lower professional and legal fees of approximately $50,000 during the current quarter.

Insurance settlement net of litigation expenses

The Company recorded a net insurance settlement of $190,000 during the three months ended September 30, 2016 which resulted from the legal settlements of various class action lawsuits during the current period. There were no such occurrences in the prior period.

Interest and Other Income

Interest and other income for the three months ended September 30, 2016 and 2015 were approximately $40,000 and $181,000, respectively, representing a decrease of approximately $141,000 or 78%. The primary cause for the decrease in investment income during the current period was primarily due to lower balances available to invest in the current period as compared to the prior period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants resulted in a non-cash gain to the redeemable warrants liability for the three months ended September 30, 2016 amounting to a gain of approximately $103,000 (see Part I - Financial Information; Item 1; Financial Statements; “Note 13: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Nine months ended September 30, 2016 versus nine months ended September 30, 2015

Net Loss

Our net loss was approximately $6,329,000 and $12,093,000 for the nine months ended September 30, 2016 and 2015, respectively, representing a decrease in loss of approximately $5,764,000 or 48% when compared to the same period in 2015. This decrease in loss for these nine months was primarily due to the following:

1)	a decrease in research and development expense of $3,837,000 or 54%;

2)	a decrease in production costs of approximately $402,000 or 33%;

3)	an insurance settlement net of litigation expenses recorded as other income of $1,626,000;

4)	an increase in the gain from sale of income tax net operating losses of $187,000 or 14%; and

5)	a gain on the valuation adjustment on the redeemable warrants of approximately $103,000; offset by

6)	a decrease in interest and other income of approximately $187,000 or 55%.

Net loss per share was $(0.30) and $(0.62) for the nine months ended September 30, 2016 and 2015, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2016 was 21,046,418 as compared to 19,358,962 as of September 30, 2015.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $76,000 and $106,000 for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $830,000 and 1,232,000, respectively, for the nine months ended September 30, 2016 and 2015. This decrease of approximately $402,000 or 33% was primarily due to a decline in ongoing stability testing on Alferon® work-in-process inventory.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the nine months ended September 30, 2016 were approximately $3,244,000 as compared to $7,081,000 for the same period a year ago, reflecting a decrease of approximately $3,837,000 or 54%. The primary reason for the decrease in research and development costs was due to a decrease in general R&D expenses of approximately $2,400,000 including Alferon N Injection® compliance testing and clinical work and a decrease in executive salaries and wages of approximately $1,362,000. This was offset by a general net increase in R&D expenses of approximately $231,000 associated with Ampligen®. These decreases in general R&D expenses were mainly the result of implementing a strong financial austerity plan whereby we conducted an analysis of our research and development programs and our staffing levels within our New Jersey manufacturing facility.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2016 and 2015, were approximately $5,721,000 and $5,600,000, respectively, reflecting an increase of approximately $121,000 or 2%. The increase in G&A expenses in 2016 was mainly due to higher salaries and wages and severance related costs of approximately $107,000.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2016 and 2015 were approximately $156,000 and $343,000, respectively, representing a decrease of approximately $187,000 or 55%. The primary cause for the decrease in investment income during the current period was primarily due to lower balances available to invest in the current period as compared to the prior period.

Insurance settlement net of litigation expenses

The Company recorded a net insurance settlement of $1,626,000 during the nine months ended September 30, 2016 which resulted from the legal settlements of various class action lawsuits during the current period. Insurance proceeds received of $3,726,000 were offset by litigation settlement expenses of $2,100,000. There were no such expenses in the prior period (see "Part II - Other Information; Item 1: Legal Proceedings" for details).

Loss on Sale of Marketable Securities

Loss on sale of marketable securities was $56,000 and $0, respectively, for the nine months ended September 30, 2016 and 2015. Our securities sold during the current period resulted in net realized losses. There were no such sales that incurred losses in 2015 for the same period.

Sale of New Jersey Tax Net Operating Loss

In January 2016, the Company effectively sold $16,000,000 of its approximately $29,000,000 of New Jersey state net operating loss carryforwards (for the year 2014) for approximately $1,320,000 and sold research credits for $241,000. In January 2015, the Company effectively sold $14,291,000 of its approximately $28,000,000 of New Jersey state net operating loss carryforwards (for the year 2013) for approximately $1,374,000, representing an increase in cash gain of $187,000 or 14% (see Part I - Financial Information; Item 1; Financial Statements; “Note 11: Funds Received from Sale of Income Tax Net Operating Losses”) for the nine months ended September 30, 2016 as compared to the same period in 2015.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the nine months ended September 30, 2016 amounting to a gain of approximately $103,000 (see Part I - Financial Information; Item 1; Financial Statements; “Note 13: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2016 was approximately $5,278,000 compared to approximately $12,739,000 for the same period in 2015, a decrease of $7,461,000 or 59%. The primary reason for this decrease in cash used in operations in 2016 was due to lower operating expenses whereby we conducted an analysis of our research and development programs as well as our staffing levels within our New Jersey manufacturing facility which resulted in a decrease in cash flow used in operations in 2016. In addition, the Company received net proceeds from an insurance settlement of $1,626,000 which resulted from the legal settlements of various class action lawsuits during the current period. Also, the Company paid the 2014 executive incentive bonuses in January 2015 for approximately $1,232,000 reflected in accrued expenses and also paid for work in process inventory of $1,326,000 in 2015.

Cash provided by investing activities for the nine months ended September 30, 2016 was approximately $2,943,000 compared to approximately $2,083,000 in cash provided by investing activities for the same period in 2015, an increase of $860,000. The primary reason for the increase can be attributable to additional sales and maturities of marketable securities during the current period of $3,371,000 as compared to $2,497,000 in the prior period.

Cash provided by financing activities for the nine months ended September 30, 2016 was approximately $4,693,000 compared to approximately $9,661,000 for the same period in 2015, a decrease of $4,968,000. Cash provided by financing activities for the nine months ended September 30, 2016 primarily represented net proceeds received from the sale of common stock pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the sale by us of 3,333,334 shares of our common stock at a purchase price of $1.50 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 2,500,000 shares of common stock for aggregate net proceeds of $4,520,000. Cash provided by financing activities for the nine months ended September 30, 2015 primarily represented the Company receiving net proceeds of $9,680,000 from the sale of 3,416,141 shares sold pursuant to the ATM during the nine months ended September 30, 2015 (see Part I - Financial Information; Item 1; Financial Statements; "Note 8: Stockholders' Equity”).

As of September 30, 2016, we had approximately $8,009,000 in cash, cash equivalents and marketable securities, inclusive of approximately $3,536,000 in Marketable Securities, representing a decrease of approximately $901,000 from December 31, 2015. In an effort to conserve cash, we conducted an analysis of our research and development programs as well as our staffing levels within our New Jersey manufacturing facility. Our analysis disclosed an ability to gain efficiencies and eliminate redundancies within our staffing which will result in a decrease in cash flow used in operations in 2016 and beyond. If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. In this regard, due to the repair issues mentioned above within our NJ facility and the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. However, there is no assurance that such financing will be available.

On May 24, 2016, we entered into an amended and restated multi-year agreement with Impatients, N.V. ("Impatients"), a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to Chronic Fatigue Syndrome. Pursuant to the agreement, MyTomorrows, as Hemispherx’ exclusive service provider and distributor in the Territory, would perform EAP activities. These activities would be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. Hemispherx would support these efforts and supply Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we would pay myTomorrows a royalty on products sold. The parties would establish a Joint Steering Committee composes of representative of both parties to oversee the EAP.

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

The Company maintains a record of the number of shares of stock represented by each Incentive Right issued out of the 2016 Voluntary Incentive Stock Award Plan. During the nine months ended September 30, 2016, the Company issued 140,936 incentive shares associated with the Plan and recorded $219,000 in equity-based compensation. For a more detailed subscription of these plans, please see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources section within the Company’s 2015 Form 10-K filed with the SEC on March 29, 2016.

On December 15, 2015, we entered into an Equity Distribution Agreement with Chardan Capital Markets, LLC (the “Chardan Agreement”) to create an at-the-market equity program under which we may sell shares of our common stock from time to time through Chardan Capital Markets, LLC, as sales agent (“Chardan”). Under the Chardan Agreement, Chardan will be entitled to a commission at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the Chardan Agreement. Sales of the Shares, if any, under the Chardan Agreement may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Chardan. The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Chardan Agreement or terminate the Chardan Agreement. Effective August 26, 2016, the Company halted all future offers and sales of its common stock under the Chardan Agreement and reduced the amount of potential future offers and sales under the Chardan Agreement to $0.00. Between December 15, 2015, the date of the Chardan Agreement, and August 26, 2016, we sold an aggregate of 114,394 shares of common stock pursuant to the Chardan Agreement for aggregate net proceeds of approximately $174,000.

On September 6, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the sale by us of 3,333,334 shares of our Common Stock at a purchase price of $1.50 per share. Concurrently with the sale of the Common Stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 2,500,000 shares of common stock for aggregate gross proceeds of $5,000,000. The net proceeds from the transactions were approximately $4,520,000 after deducting certain fees due to the transaction expenses of the placement agent and the Company. The net proceeds received by the Company from the transactions will be used for preparation for technology transfer opportunities, expenses related to Ampligen® manufacturing, working capital and general corporate purposes. See Part I - Financial Information; Item 1; Financial Statements; “Note 8: Stockholders’ Equity”.

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We had approximately $8,009,000 in cash, cash equivalents and marketable securities, inclusive of approximately $3,536,000 in Marketable Securities as of September 30, 2016, representing a decrease of approximately $901,000 from December 31, 2015.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4:   Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the controls and procedures were effective as of September 30, 2016, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2016, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1:   Legal Proceedings

(a)	Mark Zicherman v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Iraj E. Kiani, William M. Mitchell, Richard C. Piani, David Strayer and Charles T. Bernhardt, U.S. District Court for Eastern District of Pennsylvania, Case No. 2:13-cv-00243-WY.
(b)	Michael Desclos v. Hemispherx Biopharma, Inc., William A. Carter, Charles T. Bernhardt, Thomas K. Equels, David R. Strayer, Richard C. Piani, William M. Mitchell, and Iraj E. Kiani, First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, March 2013 Term, No. 110.
(c)	Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., William A. Carter, Charles T. Bernhardt, Thomas K. Equels, David R. Strayer, Richard C. Piani, William M. Mitchell, and Iraj E. Kiani, First Judicial District of Pennsylvania, Court of Common Pleas of Philadelphia, April 2013 Term, No. 3458.
(d)	Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., William A. Carter, Thomas K. Equels, Richard C. Piani, William M. Mitchell, Iraj E. Kiani and Robert E Peterson, Chancery Court of the State of Delaware, June 18, 2013, Case No. 8657.
(e)	Cato Capital, LLC v. Hemispherx Biopharma, Inc., U.S. District Court for the District of Delaware, Case No. 9-549-GMS.

(a)	On January 15, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the United States District Court for the Eastern District of Pennsylvania. Purporting to assert claims on behalf of the Company, the Complaint in this action, Mark Zicherman v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On February 22, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On July 3, 2013, Plaintiff filed an Amended Complaint, adding David R. Strayer, M.D., as a Defendant. On July 18, 2013, the Court entered an order staying the case as against Dr. Strayer pending the outcome of the motion to dismiss the securities class action. On January 24, 2014, the Court denied the defendants' motion to dismiss the securities class action. On March 26, 2014, the Court entered an order to continue the temporary stay, and on March 27, 2014, the Court entered an order placing the action in the Civil Suspense File. On April 11, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On January 28, 2015, on request of the parties, the Court entered an Order continuing the temporary stay, subject to the requirement that the parties submit an updated joint status report within ten days of the court’s entry of an order granting or denying the securities class action parties’ motion for preliminary approval of their settlement agreement. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. On April 27, 2016, the parties executed a Stipulation and Agreement of Settlement (“Settlement”). On May 27, 2016, the Court entered an order preliminarily approving the parties’ Settlement. On September 29, 2016, the Court held a final approval hearing to determine whether the parties’ Settlement is fair, reasonable, adequate and in the best interests of Hemispherx. On October 4, 2016, the Court entered an Order granting final approval of the parties’ settlement and awarding the plaintiffs’ counsel $660,000 in attorneys’ fees. The Settlement resolves all claims asserted in this action (“Zicherman”) and the two related consolidated state-court actions referenced below, Michael Desclos v. Hemispherx Biopharma, Inc. et al., and Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al. The Settlement does not constitute any admission of fault or wrongdoing by Hemispherx or any of the individual defendants. No Company funds were used to pay attorneys’ fees award, which was funded by Hemispherx’s insurance companies.

(b)	On March 4, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On April 10, 2013, the Court entered an order temporarily staying this case pending the outcome of the securities class action defendants' motion to dismiss that action. On January 24, 2013, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the court entered an order consolidating this action with the shareholder derivative action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., described below. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement in principle to settle all claims. On April 27, 2016, the parties executed a Stipulation and Agreement of Settlement (“Settlement”). On May 27, 2016, the Court in Zicherman entered an order preliminarily approving the parties’ Settlement. On September 29, 2016, the Court held a final approval hearing to determine whether the parties’ settlement is fair, reasonable, adequate and in the best interests of Hemispherx. On October 4, 2016, the Court entered an Order granting final approval of the parties’ settlement and awarding the plaintiffs’ counsel $660,000 in attorneys’ fees. The Settlement, which resolves all claims asserted in this action (“Desclos”) and the two related actions, Zicherman, referenced above, and the state court action referenced below, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., does not constitute any admission of fault or wrongdoing by Hemispherx or any of the individual defendants. No Company funds were used to pay attorneys’ fees award, which was funded by Hemispherx’s insurance companies.

(c)	On April 23, 2013, a Shareholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the First Judicial District of Pennsylvania of the Court of Common Pleas of Philadelphia. Purporting to assert claims on behalf of the Company, the Complaint in this action, Richard J. Sussman and Douglas T. Lowe v. Hemispherx Biopharma, Inc., et al., alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, arising from the alleged federal securities violations asserted in the securities class action. On May 10, 2013, the Court entered an order staying this case pending the outcome of the ruling on the Federal Securities Class Action Defendants' motion to dismiss. On January 24, 2014, the court in the federal securities class action denied the defendants' motion to dismiss. On January 29, 2014, the Court entered an order consolidating this action with the shareholder derivative action, Michael Desclos v. Hemispherx Biopharma, Inc., et al., described above. On March 26, 2014, the Court entered an order to continue the temporary stay. On June 9, 2014, the Court entered a Stipulated Protective Order, which will govern all confidential documents produced in discovery. On or about January 13, 2016, the parties agreed to attempt to resolve the action through mediation. On February 11, 2016, the parties engaged in a mediation and, at that mediation, reached an agreement to settle all claims. On April 27, 2016, the parties executed a Stipulation and Agreement of Settlement (“Settlement”). On May 27, 2016, the Court in Zicherman entered an order preliminarily approving the parties’ Settlement. On September 29, 2016, the Court held a final approval hearing to determine whether the parties’ settlement is fair, reasonable, adequate and in the best interests of Hemispherx. On October 4, 2016, the Court entered an Order granting final approval of the parties’ settlement and awarding the plaintiffs’ counsel $660,000 in attorneys’ fees. The Settlement, which resolves all claims asserted in this action and the two related actions, Zicherman and Desclos, referenced above, does not constitute any admission of fault or wrongdoing by Hemispherx or any of the individual defendants. No Company funds were used to pay attorneys’ fees award, which was funded by Hemispherx’s insurance companies.

(d)	On June 18, 2013, a Stockholder Derivative Complaint was filed against the Company, as nominal defendant, and certain of its current and former Officers and Directors in the Court of Chancery of the State of Delaware. The Complaint in this action, Rena A. Kastis and James E. Conroy v. Hemispherx Biopharma, Inc., et al., alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment. The Company's Board of Directors appointed a Special Litigation Committee (“SLC”) to review the allegations set forth in the Complaint. On September 10, 2013, the Court entered a Stipulation and Order staying all proceedings in this action pending the SLC’s review and recommendation concerning the allegations contained in the Complaint. On December 20, 2013, the SLC issued its Report, in which it concluded that dismissing the Complaint would be in the best interests of Hemispherx and its stockholders. On January 20, 2014, the SLC moved to dismiss the Complaint. Following briefing and oral argument on the motion to dismiss, the Court denied the SLC’s motion on August 18, 2015, but did dismiss the claims against former officer Robert E. Peterson. On October 13, 2015, Plaintiffs filed a Verified Amended Derivative and Class Action Complaint (the “Amended Complaint”), asserting additional claims for breach of fiduciary duty against Board member Peter W. Rodino, declaratory judgment with respect to certain bonuses paid to officers of the Company, and a class action claim for breach of fiduciary duty against the current Board in connection with the solicitation of votes in advance of the Company’s 2015 annual meeting. The Amended Complaint also removed all of the dismissed claims against Mr. Peterson. The Company and all individual defendants except former Board member Richard C. Piani answered the Amended Compliant on November 19, 2015. The Court entered a scheduling order on December 2, 2015, but on January 5, 2016, the parties agreed to suspend all litigation for 60 days and to attempt to resolve the action through mediation. The parties engaged in a mediation on February 10, 2016, and reached an agreement in principle to settle all claims on April 27, 2016. That agreement was memorialized in a Stipulation and Agreement of Settlement (the “Settlement Stipulation”) which was filed with the Court on June 8, 2016. The settlement was subject to the Court's finally approving the terms of the parties’ settlement agreement in all material respects. On June 8, 2016, concurrent with the filing of the Settlement Stipulation, the parties filed a joint proposed scheduling order, which the Court entered the same day (the “Scheduling Order”). The Scheduling Order preliminarily certified the class for settlement purposes, directed the Company to issue notice (in the form approved by the Court) to Company stockholders and members of the putative class, and scheduled a settlement approval hearing (the “Settlement Approval Hearing”) to occur on September 9, 2016. At a final settlement hearing on September 19, 2016, the Court of Chancery of the State of Delaware approved a settlement of the derivative and class action case captioned Kastis, et al. v. Carter, et al and awarded the plaintiffs’ counsel $1.25 million in attorneys’ fees. No Company funds were used to pay the settlement or attorneys’ fees award; the settlement was funded by Hemispherx’s insurance companies which paid to Hemispherx $3.5 million in settlement of several policy disputes, in part related to this claim, that were in policy mediation. The final settlement does not constitute any admission of fault or wrongdoing by Hemispherx or any of the individual defendants.

(e)	Cato Capital, LLC ("Cato") brought suit against the Company on July 31, 2009, in the United States District Court for the District of Delaware (the "Court"), alleging that under a November 2008 agreement between Cato and Hemispherx, Hemispherx owed Cato a placement fee arising from subsequent Hemispherx financing and investment transactions. Hemispherx disputed these allegations, asserting that Cato failed to comply with the provisions of its own contract. The Amended Complaint sought damages in the amount of $9,830,000.00 plus attorneys' fees and punitive damages. Pursuant to an indemnification responsibility, Hemispherx has also retained this firm to undertake the defense of the Sage Group.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of September 30, 2016, our accumulated deficit was approximately $299,328,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of September 30, 2016, we had approximately $8,009,000 in cash, cash equivalents and marketable securities (inclusive of approximately $3,536,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Until we undertake the end-of-review conference(s) with the FDA or otherwise reach an agreement with the FDA regarding the design of a confirmatory study, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study's design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen® clinical study for resubmission to the FDA. It can be reasonably anticipated that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA's acceptance of the design, the final design of an acceptable Phase III clinical study design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations.

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

While our facility is FDA approved under the BLA by the FDA for Alferon®, this status will need to be reaffirmed upon the completion of the facility's upgrades for Alferon®. We cannot provide any guarantee that the facility will necessarily pass a FDA pre-approval inspection for Ampligen® or Alferon® manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex. Please see the Risk Factor “There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA upon completion of the manufacturing enhancements or return to commercial, large-scale production.” below for more information.

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

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen® and Alferon®. At present, we do not have any agreements with third parties for the supply of any of these materials or we are relying on a limited source of reagent suppliers necessary for the manufacture of Alferon®. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. In September 2011 and similar to our prior agreements, Hollister-Stier has agreed to undertake the manufacturing sets to formulate, fill, finish and package Ampligen® from the key polymers that we would supply. Hollister-Stier would have the right of first refusal to manufacture certain Ampligen® related products. In July 2016, we reached an agreement with Avecia to serve as an additional contract manufacturer of Ampligen® for use with clinical studies as well as the recently initiated Early Access Program (EAP) in Europe and Turkey. We believe that we have sufficient quantities of Ampligen® to meet our limited near term projected needs until we start receiving product from Avecia. Should there be an unanticipated delay in receiving new product from Avecia or should we experience an unexpected demand for Ampligen® in our clinical studies or pursuant to the EAP, our ability to supply Ampligen® most likely will be adversely affected. Although the Company has engaged Avecia, we will continue to work towards an amended agreement with Hollister-Stier.

In addition, during the final stage of the manufacturing process we encountered issues regarding a change in both the contract supplier of leukocytes and the long term supply availability related to a reagent used in the formulation of Alferon®. We have substantially resolved these issues through engaging in multiple agreements with suppliers of leukocytes as well as entering into a licensing agreement with a foreign multinational chemicals and biotechnology company that has been in business for over a century for the sourcing of the primary reagent allowing us to manufacture Alferon®. However, due to the interruption of the required flow of leukocytes, production ceased, causing parts to malfunction in the upstream process when the system was restarted for testing. We were working diligently to make the necessary repairs to be able to restart the validation process; however, in the process of obtaining time estimates for the repairs we experienced a flood within portions of our manufacturing facility. As a result, we will be constrained in our ability to manufacture product in the near future due to this flood in the upstream processing cleanroom that contains the bioreactor. The flood occurred on the afternoon of January 5, 2016, caused by a malfunctioning water supply pipe for the sprinkler system covering a large amount of the cleanroom in stagnant water and silt from the sprinkler system. Our facility insurer has been proactive in addressing and covering the loss. While repairs have required preapproval by our insurer, activity moved forward quickly. The repairs noted below required special action because of the need to keep this critical manufacturing room within International Organization for Standardization (ISO) classifications and the need to certify that all the equipment that was exposed, or submerged, is in proper condition and operating effectively following the corrective actions. All HEPA filters affected by the flood were tested by an outside contractor and have passed all required tests. The flooring that was damaged has been repaired using a special epoxy that is used in cleanrooms. A large portion of the walls in the ISO classified area were damaged. We had a damage mitigation company come in to stop any moisture from seeping further into the ISO classified areas. Subsequently, all damaged walls and ceilings have been replaced with cleanroom grade materials and need no further work. Six pumps that were affected by the flood were sent back to the manufacturer for inspection and repair. Repairs that were required have been completed on the pumps and they were reinstalled in the Alferon manufacturing facility after the floor repair work was completed. All pumps will need to be qualified for use in the manufacturing process prior to the validation process for a Pre-Approval Inspection. All air ducts supplying the Alferon manufacturing area were cleaned and insulation replaced along with ceiling tiles. All smaller pieces of machinery and equipment that could not be salvaged have been replaced. We also completed the HVAC air balancing and qualification. At this time, we believe that all repairs to the manufacturing facility have been completed.

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

Pursuant our Supply Agreement with Hollister-Stier, they will formulate, fill, finish and package Ampligen® from the key raw materials that we would supply. We are unable to provide any assurances that the FDA will approve the inventory manufactured by us or produced by Hollister-Stier. If this finish goods inventory is not granted approval by the FDA, our operations may be materially adversely affected. This Supply Agreement expired on March 11, 2014. The Company is working towards an amendment to the existing Supply Agreement which may contain additional fees as part of entering into the extension. In October 2014, we entered into a purchase commitment with a contract manufacturer (Hollister Stier) for approximately $700,000 for the manufacture of clinical batches of Ampligen®. We are in discussion with Hollister-Stier about this purchase commitment. In July 2016, we reached an agreement with Avecia to serve as an additional contract manufacturer of Ampligen® for use with clinical studies as well as the recently initiated Early Access Program (EAP) in Europe and Turkey. Avecia should be able to meet our immediate requirements. We believe that we have sufficient quantities of Ampligen® to meet our limited near term projected needs until we start receiving product from Avecia. Should there be an unanticipated delay in receiving new product from Avecia or should we experience an unexpected demand for Ampligen® in our clinical studies or pursuant to the EAP, our ability to supply Ampligen® most likely will be adversely affected.

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

Our ability to manufacture at our manufacturing facility was also hampered and delayed by the damage resulting from the flood in January 2016. See Part 1, Item II: “Management's Discussion and Analysis of Financial Condition and Results of Operations Business; “Marketing”.

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

Our common stock is listed for quotation on the NYSE MKT. For the nine months ended September 30, 2016, the trading price of our common stock has ranged from $2.64 to $0.84 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Our stock price may be adversely affected if a significant amount of shares is sold in the public market.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered securities for public sale pursuant to a universal shelf registration statement and we had been selling shares under this shelf registration statement and the EDA with Maxim. Effective December 15, 2015, we halted all future offers and sales of our Common Stock under the EDA with Maxim and reduced the amount of potential future offers and sales under the EDA to $0.00. Between July 23, 2012, the date of the EDA, and December 15, 2015, we sold an aggregate of 8,881,788 shares of Common Stock pursuant to the EDA for aggregate gross proceeds of $47,453,220. On December 15, 2015, we filed a prospectus supplement related to the issuance and sale of up to $7,941,000 of our common stock from time to time through our sales agent, Chardan Capital Markets, LLC. Effective August 26, 2016, the Company halted all future offers and sales of its common stock under the Chardan Agreement and reduced the amount of potential future offers and sales under the Chardan Agreement to $0.00. Between December 15, 2015, the date of the Chardan Agreement, and August 26, 2016, we sold an aggregate of 114,394 shares of common stock pursuant to the Chardan Agreement for aggregate gross proceeds of approximately $180,000. On September 6, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors for the sale by us of 3,333,334 shares of our common stock at a purchase price of $1.50 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 2,500,000 shares of common stock for aggregate net proceeds of $4,520,000. We also issued placement agent warrants for the purchase of an aggregate of 166,667 shares of our common stock. Please see Part I, Item II - Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” above for more information.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of substantial amounts of our common stock in the public market, including additional sale of securities pursuant to the EDA with Chardan or otherwise under the universal shelf registration statement or upon exercise of outstanding options and warrants, could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Aside from the sale of the Warrants to purchase 2,500,000 shares of our Common Stock and the Placement Agent Warrants to purchase an aggregate of 166,667 shares of our Common Stock in the transactions pursuant to the September 6, 2016, Securities Purchase Agreement with certain investors, we did not have any unregistered sales nor repurchase any of our securities during the nine months ended September 30, 2016. Please see Part I, Item II - Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” above for more information.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a)      Exhibits

1.1	Engagement Letter, dated as of August 26, 2016 by and between Hemispherx Biopharma, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC. (1)

4.1	Form of Investor Common Stock Purchase Warrant issued on September 6, 2016. (1)

10.1	Form of Securities Purchase Agreement dated August 30, 2016 with the Company and certain investors. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended September 30, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Changes in Stockholders' Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 1-13441) filed September 1, 2016 and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Adam Pascale
Adam Pascale
Chief Financial Officer

Date: November 14, 2016

-55-