Form 10-Q/A
period 2011-09-30
HEMISPHERX BIOPHARMA INC
filed 2017-01-13
CIK 946644

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Hemispherx Biopharma, Inc. for the period ended September 30, 2011 filed on November 9, 2011 (the “Form 10-Q”) for the sole purpose of refiling Exhibit 10.1 & 10.2 (certain portions of which were previously omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission (the “SEC”)) and in connection therewith, to amend Part II, Item 6 of the Form 10-Q and the Exhibit Index to the Form 10-Q. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 6 of Part II of the Form 10-Q also has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements of Hemispherx Biopharma, Inc. are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

No other changes, other than described above, are made to the Form 10-Q other than to update the cover page of the Form 10-Q to reflect that it is an amendment to the Form 10-Q. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-Q, nor does it modify or update in any way the disclosures contained in the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings made with the SEC subsequent to the filing of the Form 10-Q.

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

Date: January 13, 2017