Form 10-Q
period 2017-03-31
HEMISPHERX BIOPHARMA INC
filed 2017-05-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

Commission File Number: 1-13441

HEMISPHERX BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0845822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1617 JFK Boulevard, Suite 500, Philadelphia, PA 19103

(Address of principal executive offices) (Zip Code)

(215) 988-0080

(Registrant’s telephone number, including area code)

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

26,461,072 shares of common stock were outstanding as of May 1, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 31,2017	December 31,2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$776	$2,408
Marketable securities	2,973	3,460
Accounts receivable	41	—
Assets held for sale	764	764
Prepaid expenses and other current assets	636	309
Total current assets	5,190	6,941

Property and equipment, net	9,257	9,514
Patent and trademark rights, net	870	872
Other assets	1,546	1,546
Total assets	$16,863	$18,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927	$887
Accrued expenses	1,709	1,548
Total current liabilities	2,636	2,435

Redeemable warrants	1,279	940

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	-	-
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 26,186,998 and 24,202,921, respectively	26	24
Additional paid-in capital	316,238	315,980
Accumulated other comprehensive income (loss)	6	(5)
Accumulated deficit	(303,322)	(300,501)
Total stockholders’ equity	12,948	15,498
Total liabilities and stockholders’ equity	$16,863	$18,873

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Clinical treatment programs - US	$23	$39
Clinical treatment programs - Europe	61	-
Total revenues	84	39

Costs and expenses:
Production costs	270	268
Research and development	1,391	1,002
General and administrative	1,664	2,448

Total costs and expenses	3,325	3,718

Operating loss	(3,241)	(3,679)

Interest and other income	26	61
Redeemable warrants valuation adjustment	393	-
Gain (loss) on sales of short term marketable securities	1	(107)
Gain from sale of income tax net operating losses and research credits	-	1,561

Net loss	(2,821)	(2,164)

Other comprehensive income:
Reclassification adjustments for loss on sales of short term marketable securities included in net loss	(1)	107
Unrealized gain on marketable securities	12	40
Net comprehensive loss	$(2,810)	$(2,017)

Basic and diluted loss per share	$(0.11)	$(0.10)

Weighted average shares outstanding, basic and diluted	25,341,068	20,630,328

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2017

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2016	24,202,921	$24	$315,980	$(5)	$(300,501)	$15,498
Equity-based compensation	40,105	—	52	—	—	52
Redeemable warrants	—	—	(734)	—	—	(734)
Common stock issuance, net of costs	1,818,185	2	873	—	—	875
Stock issued for accounts payable	125787	—	67	—	—	67
Net comprehensive income (loss)	—	—	—	11	(2,821)	(2,810)

Balance at March 31, 2017	26,186,998	$26	$316,238	$6	$(303,322)	$12,948

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(in thousands)

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(2,821)	$(2,164)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	261	300
Redeemable warrants valuation adjustment	(393)	—
Amortization and abandonment of patent and trademark rights	13	30
Equity-based compensation	52	52
Realized loss on sale of marketable securities	(1)	107

Change in assets and liabilities:
Accounts receivable	(41)	—
Prepaid expenses and other current assets	(327)	(28)
Accounts payable	103	182
Accrued expenses	161	478
Net cash used in operating activities	(2,993)	(1,043)

Cash flows from investing activities:
Sale of marketable securities	500	—
Purchase of property, equipment and construction in progress	(3)	—
Lease deposit refund	—	2
Additions to patent and trademark rights	(11)	(62)
Net cash provided by (used in) investing activities	486	(60)

Cash flows from financing activities:
Payments on capital leases	—	(1)
Proceeds from sale of stock, net of issuance costs	875	2
Net cash provided by financing activities	875	1

Net decrease in cash and cash equivalents	(1,632)	(1,102)
Cash and cash equivalents at beginning of period	2,408	2,115
Cash and cash equivalents at end of period	$776	$1,013

Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable securities	$12	$147
Stock issued for accounts payable	$67	$—
Fair value of redeemable warrants granted	$734	$—

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries (“Company”). The Company has two domestic subsidiaries: BioPro Corp. and BioAegean Corp., both of which are incorporated in Delaware and are dormant. The Company also has a foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., which was established in Belgium in 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has incurred numerous years of substantial operating losses as it pursued its clinical and pre-clinical development activities and appropriate regulatory approval processes before any such products can be sold and marketed. As of March 31, 2017, our accumulated deficit was approximately $303,000,000. The Company has not yet generated significant revenues from our products and may incur substantial losses in the future. The Company evaluated these conditions and events that may raise substantial doubt about the Company’s ability to continue as a going concern; however, the Company believes that it has alleviated the substantial doubt by implementing certain actions. The Company reexamined its fundamental priorities in terms of direction, corporate culture and its ability to fund operations. As a result, there were significant changes at the Company including the Company restructuring its executive management team, initiating the pursuit of international sales of clinical grade materials, and implementing a cost saving program which assisted the Company in gained efficiencies and eliminated redundancies within its workforce. In addition, the Company is in the process of selling an underutilized building adjacent to its New Jersey manufacturing facility site. Also, the Company is committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our approved drug Alferon N. Lastly, the Company plans to access the public equity markets to raise further capital.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 10,881,033 and 15,504,000 shares for the three months ended March 31, 2017 and 2016, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options or equity warrants granted in the three months ended March 31, 2017 and 2016.

Stock option for employees’ activity during the three months ended March 31, 2017 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2017	836,256	$16.82	4.47	$—
Granted	—	—	—	—
Forfeited	(5,048)	25.47	—	—
Outstanding March 31, 2017	831,208	$16.77	4.24	$—
Vested and expected to vest March 31, 2017	831,208	$16.77	4.24	$—
Exercisable March 31, 2017	786,936	$16.54	3.24	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2017	90,625	$1.72	9.33	$—
Granted	—	—	—	—
Vested	(46,354)	1.58	—	—
Forfeited	—	—	—	—
Outstanding March 31, 2017	44,271	$1.87	8.91	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2017	271,500	$10.41	4.66	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(5,590)	15.08	—	—
Outstanding March 31, 2017	265,910	$10.31	4.41	$—
Vested and expected to vest March 31, 2017	265,910	$10.31	4.41	$—
Exercisable March 31, 2017	254,104	$10.69	4.11	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2017	26,389	$1.65	8.61	$—
Granted	—	—	—	—
Vested	(11,771)	1.64	—	—
Forfeited	(2,812)	1.68	—	—
Outstanding March 31, 2017	11,806	$1.65	9.41	$—

The impact on the Company’s results of operations of recording equity-based compensation for the three months ended March 31, 2017 and 2016 was to increase costs and expenses by approximately $52,000 and $52,000, respectively, which had no impact on earnings per share.

As of March 31, 2017 and 2016, respectively, there was $135,000 and $168,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

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

The Company maintains a record of the number of shares of stock represented by each Incentive Right issued out of the 2016 Voluntary Incentive Stock Award Plan. During the three months ended March 31, 2016, the Company granted rights to 53,051 incentive shares associated with the Plan and recorded $21,000 in equity-based compensation. There were no incentive shares issued during the quarter ended March 31, 2017.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	March 31, 2017	December 31, 2016
Inventory work-in-process, January 1	$—	$1,326
Production	—	—
Transfer to other assets	—	(1,326)
Spoilage	—	—
Inventory work-in-process, end of period	$—	$—

Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA. The Company is continuing the validation of Alferon® production and production of new Alferon® API inventory commenced in February 2015. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Due to the Company extending the timeline of Alferon® production to an excess of one year, the Company reclassified Alferon® Work-In-Process inventory to other assets within the Company’s balance sheet.

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the three months ended March 31, 2017 and 2016, it was determined that none of the marketable securities had other-than-temporary impairments. At March 31, 2017 and December 31, 2016, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

March 31, 2017

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$2,967	$6	$—	$2,973	$2,973	$—
Totals	$2,967	$6	$—	$2,973	$2,973	$—

December 31, 2016

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$3,465	$—	$(5)	$3,460	$3,460	$—
Totals	$3,465	$—	$(5)	$3,460	$3,460	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

There were no investments in a loss position as of March 31, 2017.

December 31, 2016

(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$1,853	$(13)	$—	$—	$1,853	$(13)
Totals	1	$1,853	$(13)	$—	$—	$1,853	$(13)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2017	December 31, 2016
Compensation	$277	$297
Professional fees	528	604
Clinical trial expenses	393	158
Other expenses	511	489
	$1,709	$1,548

Note 7: Property and Equipment

	(in thousands)
	March 31, 2017	December 31, 2016
Land, buildings and improvements	$10,530	$10,530
Furniture, fixtures, and equipment	5,625	5,630
Total property and equipment	16,155	16,160
Less: accumulated depreciation and amortization	(6,898)	(6,646)
Property and equipment, net	$9,257	$9,514

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

Note 8: Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. There were no Preferred Shares issued and outstanding as of March 31, 2017 and December 31, 2016.

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

On September 16, 2015, the Company’s stockholders removed the limitations and restrictions on 67,000,000 shares. The Company’s stockholders approved up to an additional 60,000,000 shares for use in capital raising transactions and 7,000,000 shares for use in the Equity Plan of 2009. On August 29, 2016, the Company effected a 12 to 1 reverse stock split of the outstanding shares, in order to become compliant with the NYSE regulations. This did not affect the number of authorized shares.

On July 23, 2012, the Company entered into an equity distribution agreement (the “Maxim EDA”) with Maxim Group LLC (“Maxim”) pursuant to which the Company could sell up to $75,000,000 worth of its shares of common stock from time to time through Maxim, as sales agent. Under the Maxim EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the Maxim EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the Maxim EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Maxim EDA or terminate the Maxim EDA. Up until August 4, 2015, the shares were being sold pursuant to the Company’s Universal Shelf Registration Statement on Form S-3, declared effective by the SEC on July 2, 2012. After August 4, 2015, the shares were sold pursuant to the Company’s Universal Shelf Registration Statement on Form S-3, declared effective by the SEC on August 4, 2015 (the “2015 Universal Shelf”). On August 4, 2015, the Company and Maxim Group LLC amended their July 23, 2012 EDA solely for the purpose of adding the registrant’s new registration statement on Form S-3 (File No 333-205228) to the definition of “registration statement” as the old registration statement expired. On December 15, 2015, the Company filed a Prospectus Supplement reducing all offerings pursuant to its existing equity distribution agreement with Maxim Group LLC to $0. No shares of common stock were sold through the Maxim EDA during the first quarter of 2017 or 2016.

On December 15, 2015, the Company entered into an Equity Distribution Agreement with Chardan Capital Markets, LLC (the “Chardan Agreement”) to create an at-the-market equity program under which it may sell shares of its common stock (the “Shares”) from time to time through Chardan Capital Markets, LLC, as sales agent (“Chardan”). Under the Chardan Agreement, Chardan will be entitled to a commission at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the Chardan Agreement. Sales of the Shares, if any, under the Chardan Agreement may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE MKT, at market prices or as otherwise agreed with Chardan. The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Chardan Agreement or terminate the Chardan Agreement. The Shares would be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-205228). Effective August 26, 2016 the Company halted all future offers and sales of common stock under the Chardan Agreement reducing all offerings pursuant to its existing equity distribution agreement with Chardan to $0. No shares of common stock were sold through the Chardan Agreement during the first quarter of 2017 or 2016.

On February 1, 2017, the Company entered into Securities Purchase Agreements (each, a “February Purchase Agreement”) with certain investors for the sale by us of 1,818,185 shares of its common stock at a purchase price of $0.55 per share. Concurrently with the sale of the common stock, pursuant to the February Purchase Agreement, the Company also sold unregistered warrants to purchase 1,363,639 shares of common stock for aggregate net proceeds of approximately $875,000. The warrants have an exercise price of $0.75 per share, are exercisable six months after issuance, and will expire five years from the initial exercise date. Pursuant to an engagement agreement, the Company paid its placement agent an aggregate fee equal to 7% of the gross proceeds received by the Company from the sale of the securities in the offering and granted to its placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 90,910 unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the placement agent warrants will expire on February 1, 2022 and have an exercise price equal to $0.6875 per share of common stock.

On September 6, 2016, the Company entered into Securities Purchase Agreements with certain investors for the sale by the Company of 3,333,334 shares of its common stock at a purchase price of $1.50 per share and sold warrants to purchase 2,500,000 shares of Common Stock for aggregate net proceeds of $4,520,000. Subject to certain ownership limitations, the warrants are initially exercisable six-month after issuance at an exercise price equal to $2.00 per share of Common Stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The Company received net proceeds from the foregoing transaction of approximately $4,520,000 after deducting certain fees due to the placement agent and the Company’s transaction expenses. The net proceeds received by the Company from tis offering will be used for preparation for technology transfer opportunities, expenses related to Ampligen® manufacturing, working capital and general corporate purposes. Pursuant to an engagement agreement, the Company paid its placement agent an aggregate fee equal to 7% of the gross proceeds received by the Company from the sale of the securities in the offering and granted to its placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 166,667 unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the placement agent warrants will expire September 1, 2021 and have an exercise price equal to $1.875 per share of common stock.

The common stock issued in the above two offerings were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on June 25, 2015 and subsequently declared effective on August 4, 2015 (File No. 333-205228) and the base prospectus dated as of August 4, 2015 contained therein. The Company filed a prospectus supplements related to these two offerings with the SEC on February 3, 2017 and September 1, 2016, respectively, in connection with the sale of the common stock.

The Equity Incentive Plan of 2009, effective June 24, 2009, as amended and giving effect to the 12 to 1 reverse stock split, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 22,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the three months ended March 31, 2017, there were no options granted by the Company.

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

In 2017, the FASB also issued Accounting Standards Updates (“ASU”) 2017-01 through 2017-08 These updates did not have a significant impact on the financial statements.

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

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Warrants”) related to the Company’s August 2016 and February 2017 common stock and warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	March 31, 2017	December 31, 2016
Underlying price per share	$0.55	$0.69
Exercise price per share	$1.88 - $2.00	$1.88 - $2.00
Risk-free interest rate	1.81%-1.86%	1.86%
Expected holding period	4.40	4.70
Expected volatility	85%	85%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the January 2017 Warrants:

	March 31, 2017	February 1, 2017
Underlying price per share	$0.55	$0.64
Exercise price per share	$0.69-$0.75	$0.69-$0.75
Risk-free interest rate	1.90%	1.86%-1.93%
Expected holding period	4.80-4.90	5.00
Expected volatility	85%	80%-85%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.

(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.

(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.

(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $-0- and this assumption will be continued in future calculations unless the Company changes its dividend policy.

(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for at least approximately 18 months;

b.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;

c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;

d.	Available capital for a potential buyer in a cash transaction continues to be limited;

e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development;

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $1,279,000 at March 31, 2017 and 940,000 at December 31, 2016.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.

●	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March, 2017, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,973	$2,973	$-	$-
Liabilities:
Redeemable warrants	$1,279	-	-	$1,279

	(in thousands) As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$3,460	$3,460	$-	$-
Liabilities:
Redeemable warrants	940	-	-	940

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Balance at December 31, 2016	$940
Issuance of warrants	732
Fair value adjustments	(393)
Balance at March 31, 2017	$1,279

Note 13: Subsequent Events

The Board of Directors approved up to $500,000 for all directors, officers and employees to buy company shares from the company at the market price. Subsequent to March 31, 2017, the Company issued 328,020 shares of its common stock at prices between $0.50 and $0.69 per share directly to executives and employees, for $185,000 in a series of private transactions pursuant to stock purchase agreements.

In May 2017, the Company entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by the property and assets located at 783 Jersey Ave., New Brunswick, New Jersey. Subject to the lender's approval, the Company will be able to request up to $1,800,000 of the line in monthly advances during the loan term of 24 months. The Company will be able to request future advances in excess of $2,000,000 at the lender's discretion and be payable in full upon maturity. The Company will pay interest on this note at a fixed rate of 12% per annum for the first 18 months and change to a rate equal to 800 basis points above the prime rate of interest during the remainder of the term; however, the interest rate will not be less than 12% for the entire term. The note will be interest only and payable monthly through the maturity. The Company is permitted to prepay the line without penalty commencing after six months.

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event, other than the above, constituted a matter that required adjustment to the financial statements for the three months ended March 31, 2017.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 18, 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”) for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe ME/CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe that this approval provides a platform for potential commercial sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. We and GP Pharm are now working to expand the approval of rintatolimod to additional countries with a focus on Latin America. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program as discussed below and underway in Europe. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch (including possible requirements for approval of final manufacturing) and we most likely will need additional funds to manufacture product at a sufficient level for a commercial launch. There are no assurances as to whether or when such multiple subsequent steps will be successfully performed to result in an overall successful commercialization and product launch. Approval of rintatolimod for ME/CFS in the Argentine Republic does not in any way suggest that the Ampligen® NDA in the United States will obtain commercial approval.

On May 24, 2016, we entered into an amended and restated agreement with Impatients, N.V. (“myTomorrows”), a Netherlands based company for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen® in the Territory.

Our overall objectives include plans to continue seeking approval for commercialization of Ampligen® in the United States and abroad as well as seeking to broaden commercial therapeutic indications of Alferon N Injection® presently approved in the United States and Argentina. We continue to pursue senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms. Our ability to commercialize our products, widen commercial therapeutic indications of Alferon N Injection® and/or capitalize on our collaborations with research laboratories to examine our products as potential preventatives for, and treatments of, MERS and Ebola Virus Disease (EVD), among others, are subject to a number of significant risks and uncertainties including, but not limited to our ability to enter into more definitive agreements with some of the research laboratories and others that we are collaborating with, to fund and conduct additional testing and studies, whether or not such testing is successful or requires additional testing and meets the requirements of the FDA and comparable foreign regulatory agencies. We do not know when, if ever, our products will be generally available for commercial sale for any indication.

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

We own and operate a 30,000 sq. ft. facility in New Brunswick, NJ with the objective of producing Alferon® and Ampligen® upon FDA approval. As part of our objectives to achieve our commercial goals and increase stockholder value, we are in the process of selling an underutilized building adjacent to our New Jersey manufacturing facility site. We do not believe that the sale of this building will have an impact on the production of our products. In May 2017, we entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by our property and assets located at 783 Jersey Ave., New Brunswick, New Jersey. Subject to the lender’s approval, we will be able to request up to $1,800,000 of the line in monthly advances during the loan term of 24 months. We will be able to request future advances in excess of $2,000,000 at the lender’s discretion and be payable in full upon maturity. We will pay interest on this note at a fixed rate of 12% per annum for the first 18 months and change to a rate equal to 800 basis points above the prime rate of interest during the remainder of the term; however, the interest rate will not be less than 12% for the entire term. The note will be interest only and payable monthly through the maturity. We are permitted to prepay the line without penalty commencing after six months. The mortgage requires permission from the lender to amend our charter or by-laws; however, such permission cannot be unreasonably withheld. Please see “Manufacturing” section below.

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

On February 1, 2013, we received a CRL from the FDA declining to approve our NDA for Ampligen® for CFS. In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. The additional clinical study should address, among other things, Ampligen®’s efficacy in treating CFS patients, be of sufficient size and duration to assess the safety of Ampligen® and be sufficient to determine appropriate dosing. The FDA set forth the reasons for this action and provided recommendations to address certain outstanding issues. The FDA stated that the submitted data does not provide substantial evidence of efficacy of Ampligen® for the treatment of CFS and that the data does not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data. In addition to the safety and effectiveness issues recommended to be addressed in at least one additional clinical trial, the CRL states that Hemispherx should conduct complete rodent carcinogenicity studies in two species prior to approval and also conduct additional animal toxicology studies providing more comprehensive evaluation of Ampligen® fragments and degradation products. The CRL also requests evaluation of variation between lots of Ampligen® tested in the development process and recommends tighter control of the Ampligen® manufacturing process.

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

In May 1997, the FDA authorized an open-label treatment protocol, (“AMP-511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. . We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies. In 2015, we engaged an independent certified public accountant to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial. In October 2016, the FDA granted our request to implement the new cost which was initiated during the quarter ended March 31, 2017. As of May 1, 2017, there are 18 patients participating in this open-label treatment protocol.

On July 12, 2012, we filed a new drug application for Ampligen® with the ANMAT (Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica), the agency responsible for the national regulation of drugs, foods and medical technology in Argentina, under the ANMAT’s Orphan Drug regulations. We believe that the approval of Ampligen® as an Orphan Drug may allow reimbursement by the Health Services Authority (SSS), the central health authority in Argentina for patients seeking treatment for CFS. On August 18, 2016, we received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of ME/CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch (including possible requirements for approval of final manufacturing) and we most likely will need additional funds to manufacture product at a sufficient level for a commercial launch.

On January 11, 2017, we announced that the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to ME/CFS patients has been extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. A competent authority in the Netherlands has recently approved 50 patients for treatment in the EAP for pancreatic cancer including a funding mechanism to remunerate us for the use of Ampligen® in the program.

On May 12, 2017 we entered into a material transfer agreement with Sanofi Vaccine Technologies, France.

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

Hemispherx currently has an FDA authorized protocol to conduct a Phase II, double-blind, adaptive-design, randomized, placebo-controlled, dose-ranging study of Alferon® LDO for the prophylaxis and treatment of seasonal influenza of more than 200 subjects. Our Phase II study has continued to be delayed as additional work regarding this study would require additional funding if and when it became available.

Other Diseases

In December 2013, we announced that we were supporting the University of Pittsburgh’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of Professor of Surgery Pawel Kalinski, M.D., Ph.D., involved the Chemokine Modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of this year, Dr. Kalinski relocated to Roswell Park Cancer Institute (RPCI) in Buffalo, NY. Dr. Kalinski is currently working to establish a cancer program at RPCI which will continue to require a supply of Ampligen. The cancer protocols utilizing Ampligen at the University of Pittsburgh have been closed except for the ovarian study for which Dr. Edwards is the investigator. This study of recurrent ovarian cancer patients which includes Ampligen® as a component of the treatment regimen has enrolled 8 patients to date.

In July 2015, we submitted an application for orphan drug designation to the European Medicines Agency (EMA) for Alferon® N to treat MERS and on January 6, 2016, the EMA forwarded to us both its Public Summary of Opinion and its record designation approving the Orphan Medicinal Products Designation for Alferon® N Injection, also known as interferon alfa-n3, as a potential treatment of MERS. In addition, we concluded our series of collaborations designed to determine the potential effectiveness of Alferon® N and Ampligen® as potential preventative and/or therapeutic treatments for Ebola related disorders. Although we believe that the threat of both MERS and Ebola globally may reemerge in the future, it appears that the spread of these disorders has somewhat diminished. As a result, we have elected to focus our research and development efforts on other areas at this time.

On January 11, 2017, we announced that the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to ME/CFS patients has been extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. A competent authority in the Netherlands has recently approved 50 patients for treatment in the EAP for pancreatic cancer including a funding mechanism to remunerate us for the use of Ampligen® in the program.

Laboratory experiments do not necessarily indicate clinical benefit. Some of the research both past and present has been, and may in the future be, sponsored in part by contracts or grants from us to various independent research entities.

Manufacturing

We had a Supply Agreement with Jubilant Hollister-Stier LLC of Spokane, Washington (“Jubilant”), pursuant to which Jubilant would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. This Supply Agreement expired March 11, 2014. In October 2014, we entered into a purchase commitment with Jubilant for approximately $700,000 for the manufacture of batches of Ampligen®. On January 3, 2017, we entered into a purchase order to replace the previous purchase commitment with Jubilant pursuant to which Jubilant will manufacture batchs of Ampligen® for us. Pursuant to the new order, Jubilant will perform tooling and validation activities as well as final fill and finish services.

On July 27, 2016, we reached an agreement with Avrio Biopharmaceuticals, now Nitto Denko Avecia Inc. (“Avecia”) to serve as an additional contract manufacturer of Hemispherx’s experimental drug, Ampligen®. . Please see “Risks Associated with Our Business” in Part I, Item 1A. Risk Factors within our 2016 Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

Commercial sales of Alferon® and Alferon® API internationally are projected to begin as soon as the necessary regulatory approvals are obtained. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While the facility is approved by the FDA under the BLA for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. Due to the Company extending the timeline of Alferon® production to an excess of one year, we reclassified Alferon® work-process-inventory to other assets within our balance sheet as of March 31, 2017. In addition, due to the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

In May 2017, we entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by our assets and property located at 783 Jersey Ave., New Brunswick, New Jersey. Subject to the lender’s approval, we will be able to request up to $1,800,000 of the line in monthly advances during the loan term of 24 months. We will be able to request future advances in excess of $2,000,000 at the lender’s discretion and be payable in full upon maturity. We will pay interest on this note at a fixed rate of 12% per annum for the first 18 months and change to a rate equal to 800 basis points above the prime rate of interest during the remainder of the term; however, the interest rate will not be less than 12% for the entire term. The note will be interest only and payable monthly through the maturity. We are permitted to prepay the line without penalty commencing after six months.

To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® drug product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Ajinomoto Althea, Inc., formerly Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon® N Injection®. In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. We have paid approximately $210,000 to Althea with regard to this open purchase commitment as of March 31, 2017 and has recorded this amount within Work-In-Process inventory.

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

In January 2010, we engaged an Argentinean regulatory and business design entity to explore the possibility of initiating clinical trials of Alferon N Injection®, Ampligen® and Alferon® LDO during the influenza season in Argentina. On June 14, 2010, we executed a five year exclusive Sales, Marketing, Distribution and Supply Agreement for Argentina with GP Pharm Latinoamerica (“GP Pharm”), an affiliate company of Spanish GP Pharm SA. Under this Agreement, GP Pharm is responsible for gaining regulatory approval in Argentina for Ampligen® to treat CFS in Argentina and for commercializing Ampligen® for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection® in Argentina and other Latin America countries. Under these agreements, we will manufacture and supply Ampligen® and Alferon N Injection® to GP Pharm. On November 15, 2010, we amended our June 14, 2010 agreement with GP Pharm to include Mexico in the Territory under the Sales, Marketing, Distribution and Supply Agreement. Under this Agreement, GP Pharm Mexico will be responsible for seeking regulatory approval in Mexico for Ampligen®, an experimental therapeutic, to treat CFS in Mexico and, if approval is obtained, for commercializing Ampligen® for this indication in Mexico. On May 24, 2016, we entered into a five year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharma whereby all material provisions within the Agreement remained consistent with the original agreement.

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

On May 24, 2016, we entered into an amended and restated five year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and supplying Ampligen® to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen® sold in the Territory where Marketing Authorization was obtained, and the maximum royalty would be a percentage of Net Sales. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. The Company believes that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between 8 and 15 years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen® in the Territory. In 2017, the Company commenced sales of recently manufactured Ampligen® in international programs.

On January 11, 2017, we announced that the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to ME/CFS patients has been extended to pancreatic cancer patients beginning in the Netherlands. MyTomorrows, doing business as MyTomorrows, is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. A competent authority in the Netherlands has recently approved 50 patients for treatment in the EAP for pancreatic cancer including a funding mechanism to remunerate us for the use of Ampligen® in the program.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the three months ended March 31 2017, the Company did not make any contributions towards the 401(k) Plan.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 versus three months ended March 31, 2016

Net Loss

Our net loss was approximately $2,821,000 and $2,164,000 for the three months ended March 31, 2017 and 2016, respectively, representing an increase in loss of approximately $657,000 or 30% when compared to the same period in 2016. This increase in loss for these three months was primarily due to the following:

1)	a decrease in the gain from sale of income tax net operating losses of $1,561,000;

2)	an increase in research and development expense of $389,000 or 39%; offset by,

3)	a decrease in general and administrative expense of $784,000 or 32%; and

4)	a decrease in the loss on sale of short term marketable securities of approximately $108,000.

Net loss per share was $(0.11) and $(0.10) for the three months ended March 31, 2017 and 2016, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2017 was 25,341,068 as compared to 20,630,328 as of March 31, 2016.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $84,000 and $39,000 for the three months ended March 31, 2017 and 2016, respectively. The primary reason for the increase in revenues of $45,000 between periods was primarily due to our EAP through our agreement with MyTomorrows designed to enable access of Ampligen® to pancreatic cancer patients in the Netherlands. For the three months ended March 31, 2017 and 2016, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $270,000 and $268,000, respectively, for the three months ended March 31, 2017 and 2016, representing an increase of $2,000 in production costs in the current period. These costs primarily represent stability testing and pre-production expenses related to Alferon®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2017 were approximately $1,391,000 as compared to $1,002,000 for the same period a year ago, reflecting an increase of approximately $389,000 or 39%. The primary reason for the increase in research and development costs was due to an increase in Ampligen® stability and compliance testing of approximately $133,000 for use in the EAP to treat pancreatic cancer patients in the Netherlands as well as an increase in AMP 511 costs of approximately $455,000 associated with Ampligen® clinical study work. This was offset by a decrease in executive salaries and wages of approximately $155,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2017 and 2016, were approximately $1,664,000 and $2,448,000, respectively, reflecting a decrease of approximately $784,000 or 32%. The decrease in G&A expenses during the current period was mainly due to a one-time charge in 2016 resulting from a severance payment to an executive upon termination.

Interest and Other Income

Interest and other income for the three months ended March 31, 2017 and 2016 were approximately $26,000 and $61,000, respectively, representing a decrease of approximately $35,000 or 57%. The primary cause for the decrease in investment income during the current quarter was primarily due to lower balances available to invest in the current period as compared to the prior period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended March 31, 2017 amounting to a gain of approximately $393,000 (see Part I; Item 1; Financial Statements; “Note 12: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain (Loss) on Sale of Marketable Securities

Gain (loss) on sale of market securities disclosed a gain of $1,000 for the three months ended March 31, 2017 as compared to a loss on the sale of marketable securities of approximately $107,000 for the three months ended March 31, 2016.

Sale of New Jersey Tax Net Operating Loss

In January 2016, the Company effectively sold $16,000,000 of its approximately $29,000,000 of New Jersey state net operating loss carryforwards (for the year 2014) for approximately $1,320,000 and sold research credits for $241,000.

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $3,749,000 in cash, cash equivalents and marketable securities inclusive of approximately $2,973,000 in Marketable Securities, representing a decrease of approximately $2,119,000 from December 31, 2016. Cash used in operating activities for the three months ended March 31, 2017 was approximately $2,993,000 compared to approximately $1,043,000 for the same period in 2016, an increase of $1,950,000 or 187%. The primary reason for this increase in cash used in operations in 2017 was due to the receipt of $1,561,000 in funds in 2016 due to the sale of our New Jersey state net operating loss carryforwards. There was no such receipt of funds in 2017. In addition, prepaid expenses and other current assets increased by approximately $327,000 as compared to the prior period as a result of a deposit paid to our contract manufacturer of approximately $320,000 in 2017.

Cash provided by investing activities for the three months ended March 31, 2017 was approximately $486,000 compared to cash used in investing activities of approximately $60,000 for the same period in 2016, representing an increase of $546,000. The primary reason for the increase can be attributable to the sale of marketable securities of approximately $500,000 during the current period.

Cash provided by financing activities for the three months ended March 31, 2017 was approximately $875,000 compared to approximately $1,000 for the same period in 2016, an increase of $874,000. The primary reason for the increase can be attributable to the Company receiving net proceeds of $875,000 from the sale by us of 1,818,185 shares of our common stock at a purchase price of $0.55 per share pursuant to a Securities Purchase Agreements (each, a “Purchase Agreement”) with certain investors entered into in February 2017 (see below and “Note 8: Stockholders’ Equity”).

If we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. In this regard, due to the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. However, there is no assurance that such financing will be available.

We have reexamined our fundamental priorities in terms of direction, corporate culture and our ability to fund operations and have made significant changes at the Company this past year. The CEO of the Company was terminated and the Board of Directors made several changes to the Company’s executive management team to provide effective and competent leadership that, management believes, will properly position the Company to achieve its commercial goals and increase stockholder value. Recent actions include aggressively pursuing international sales of clinical grade materials and implementing a strong financial austerity plan. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of its experimental drug and its approved drug Alferon®. A co-development partner may help in the acceleration of the commercialization of many of our potential experimental drugs as they have access to additional resources and capital; however, there can be no assurance that such co-development partnerships will be on acceptable terms, or that such partnerships, will be acceptable from a profitability standpoint. Management’s primary objectives are to create stockholder value and deliver much needed therapies to patients.

On February 1, 2017, we entered into Securities Purchase Agreements (each, a “Purchase Agreement”) with certain investors for the sale by us of 1,818,185 shares of our common stock at a purchase price of $0.55 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 1,363,639 shares of common stock for aggregate net proceeds of approximately $875,000. We also issued placement agent warrants for the purchase of an aggregate of 90,909 shares of our common stock.

In May 2017, we entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by our assets and property located at 783 Jersey Ave.,New Brunswick, New Jersey. Subject to the lender’s approval, we will be able to request up to $1,800,000 of the line in monthly advances during the loan term of 24 months. We will be able to request future advances in excess of $2,000,000 at the lender’s discretion and be payable in full upon maturity. We will pay interest on this note at a fixed rate of 12% per annum for the first 18 months and change to a rate equal to 800 basis points above the prime rate of interest during the remainder of the term; however, the interest rate will not be less than 12% for the entire term. The note will be interest only and payable monthly through the maturity. We are permitted to prepay the line without penalty commencing after six months.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $3,749,000 in cash, cash equivalents and marketable securities at March 31, 2017 as compared to $5,868,000 at December 31, 2016.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chairman of the Board (serving as the principal executive officer) and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2017, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2017, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

None

ITEM 1A: Risk Factors

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are:

Risks Associated with Our Business:

We may continue to incur substantial losses and our future profitability is uncertain.

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of March 31, 2017, our accumulated deficit was approximately $303,322,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2017, we had approximately $3,749,000 in cash, cash equivalents and marketable securities (inclusive of approximately $2,973,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® or Alferon® LDO and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

We did raise approximately $875,000 in February 2017 from the sale of our securities. However, if we are unable to obtain additional funding, through an Equity Distribution Agreement (“EDA”) or other sales of securities and/or otherwise, our ability to develop our products, commercially produce inventory or continue our operations may be materially adversely affected.

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

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

•	announcements of the results of clinical trials by us or our competitors;

•	announcements of availability or projections of our products for commercial sale;

•	announcements of legal actions against us and/or settlements or verdicts adverse to us;

•	adverse reactions to products;

•	governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency comments regarding the safety or effectiveness of our products, or the adequacy of the procedures, facilities or controls employed in the manufacture of our products;

•	changes in U.S. or foreign regulatory policy during the period of product development;

•	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;

•	conditions and trends in the pharmaceutical and other industries;

•	new accounting standards;

•	overall investment market fluctuation;

•	restatement of prior financial results;

•	notice of NYSE MKT non-compliance with requirements; and

•	occurrence of any of the risks described in these “Risk Factors”.

Our common stock is listed for quotation on the NYSE MKT. For the three months ended March 31, 2017, the trading price of our common stock has ranged from $0.93 to $0.39 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Our stock price may be adversely affected if a significant amount of shares is sold in the public market.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered securities for public sale pursuant to a universal shelf registration statement and we had been selling shares under this shelf registration statement and the EDA with Maxim. Effective December 15, 2015, we halted all future offers and sales of our Common Stock under the EDA with Maxim and reduced the amount of potential future offers and sales under the EDA to $0.00. Between July 23, 2012, the date of the EDA, and December 15, 2015, we sold an aggregate of 8,881,788 shares of Common Stock pursuant to the EDA for aggregate gross proceeds of $47,453,220. On December 15, 2015, we filed a prospectus supplement related to the issuance and sale of up to $7,941,000 of our common stock from time to time through our sales agent, Chardan Capital Markets, LLC. Effective August 26, 2016, we halted all future offers and sales of its common stock under the Chardan Agreement and reduced the amount of potential future offers and sales under the Chardan Agreement to $0.00. Between December 15, 2015, the date of the Chardan Agreement, and August 26, 2016, we sold an aggregate of 114,394 shares of common stock pursuant to the Chardan Agreement for aggregate net proceeds of approximately $74,000. On September 6, 2016, we entered into Securities Purchase Agreements with certain investors for the sale by us of 3,333,334 shares of our common stock at a purchase price of $1.50 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 2,500,000 shares of common stock for aggregate net proceeds of $4,520,000. We also issued placement agent warrants for the purchase of an aggregate of 166,667 shares of our common stock. On February 1, 2017, we entered into Securities Purchase Agreements with certain investors for the sale by us of 1,818,185 shares of our common stock at a purchase price of $0.55 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 1,363,639 shares of common stock for aggregate net proceeds of approximately $875,000. We also issued placement agent warrants for the purchase of an aggregate of 90,909 shares of our common stock. Please see Part I, Item II - Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” above for more information.

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

Please also see Part I, Item IA – “Risk Factors” for more information concerning risks associated with our business and risks associated with an investment in our common stock contained within our 2016 Form 10-K filed with the SEC on March 31, 2017.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2017, we entered into Securities Purchase Agreements (each, a “February Purchase Agreement”) with certain investors for the sale by us of 1,818,185 shares of our common stock at a purchase price of $0.55 per share. Concurrently with the sale of the common stock, pursuant to the February Purchase Agreement, we also sold unregistered warrants to purchase 1,363,639 shares of common stock for aggregate gross proceeds of approximately $1,000,000. The warrants have an exercise price of $0.75 per share, are exercisable six months after issuance, and will expire five years from the initial exercise date. Pursuant to an engagement agreement, we paid our placement agent an aggregate fee equal to 7% of the gross proceeds received by us from the sale of the securities in the offering and granted to our placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 90,910 unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the placement agent warrants will expire on February 1, 2022 and have an exercise price equal to $0.6875 per share of common stock.

On April 10, 2017, we issued 200,000 shares of our common stock at $0.50 per share directly to Thomas Equels, our CEO, for $100,000 in a private transaction pursuant to a stock purchase agreement.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a) Exhibits

10.1	Mortgage and Security Agreement with SW Partners LLC dated May 12, 2017.

10.2	Promissory Note with SW Partners LLC dated May 12, 2017.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended March 31,
2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets; (ii)
Condensed Consolidated Statements of Comprehensive Loss; (iii) Changes in Stockholders’ Equity;
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

Date: May 15, 2017