Form 10-Q
period 2017-06-30
HEMISPHERX BIOPHARMA INC
filed 2017-08-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

29,169,300 shares of common stock were outstanding as of August 1, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30,2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,222	$2,408
Marketable securities	1,989	3,460
Accounts receivable	98	-
Assets held for sale	764	764
Prepaid expenses and other current assets	607	309
Total current assets	4,680	6,941

Property and equipment, net	9,022	9,514
Patent and trademark rights, net	860	872
Other assets	1,546	1,546
Total assets	$16,108	$18,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$972	$887
Accrued expenses	1,771	1,548
Total current liabilities	2,743	2,435

Long- term debt
Note payable	517	-

Redeemable warrants	2,516	940

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 28,957,668 and 24,202,921, respectively	29	24
Additional paid-in capital	316,307	315,980
Accumulated other comprehensive income (loss)	18	(5)
Accumulated deficit	(306,022)	(300,501)
Total stockholders’ equity	10,332	15,498
Total liabilities and stockholders’ equity	$16,108	$18,873

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Clinical treatment programs - US	$74	$15	$97	$54
Clinical treatment programs - Europe	139	—	200	—

Total revenues	213	15	297	54

Costs and expenses:
Production costs	218	290	488	558
Research and development	1,106	900	2,497	1,902
General and administrative	1,619	1,639	3,283	4,087

Total costs and expenses	2,943	2,829	6,268	6,547

Operating loss	(2,730)	(2,814)	(5,971)	(6,493)

Interest expense and other finance costs	(19)	—	(19)	—
Interest and other income/expense	21	55	47	116
Redeemable warrants valuation adjustment	529	—	923	-
Insurance proceeds from legal settlement, net	—	1,436	—	1,436
Gain (Loss) on sales of short term marketable securities	6	20	6	(87)
Gain from sale of income tax net operating losses and research credits	—	—	—	1,561

Net loss	(2,193)	(1,303)	(5,014)	(3,467)

Other comprehensive income (loss):
Reclassification adjustments for loss on sales of short term marketable securities included in net loss	(6)	—	(6)	87
Unrealized gain on marketable securities	18	38	29	97
Net comprehensive loss	$(2,181)	$(1,265)	$(4,917)	$(3,283)

Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.19)	$(0.16)

Weighted average shares outstanding, basic and diluted	27,306,321	20,667,343	26,329,123	20,648,836

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2017

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2016	24,202,921	$24	$315,980	$(5)	$(300,501)	$15,498
Equity-based compensation	38,681	—	101	—	—	101
Redeemable warrants	—	—	(1,990)	—	—	(1,990)
Deemed dividends	—	—	—	—	(507)	(507)
Common stock issuance, net of costs	4,516,205	5	2,110	—	—	2,115
Stock issued for accounts payable	199,861	—	106	—	—	106
Net comprehensive income (loss)	—	—	—	23	(5,014)	(4,991)

Balance at June 30, 2017	28,957,668	$29	$316,307	$18	$(306,022)	$10,332

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(in thousands)

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(5,014)	$(3,467)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	504	576
Redeemable warrants valuation adjustment	(923)	—
Amortization and abandonment of patent and trademark rights	17	70
Equity-based compensation	101	238
Realized gain(loss) on sale of marketable securities	(6)	87

Change in assets and liabilities:
Escrow account for litigation settlement	—	(1,750)
Accounts receivable	(98)	—
Prepaid expenses and other current assets	(298)	(43)
Accounts payable	85	178
Accrued expenses	331	1,819
Net cash used in operating activities	5,301	(2,292)

Cash flows from investing activities:
Sale of marketable securities	1,500	1,918
Purchase of property, equipment and construction in progress	(3)	(160)
Lease deposit refund	—	2
Additions to patent and trademark rights	(14)	(207)
Net cash provided by investing activities	1,483	1,553

Cash flows from financing activities:
Payments on capital leases	—	(1)
Debt issuance costs	(89)	—
Proceeds from note payable	606	—
Proceeds from sale of stock, net of issuance costs	2,115	163
Net cash provided by financing activities	2,632	162

Net decrease in cash and cash equivalents	(1,186)	(577)
Cash and cash equivalents at beginning of period	2,408	2,115
Cash and cash equivalents at end of period	$1,222	$1,538

Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable securities	$29	$184
Insurance proceeds from legal settlement	—	$3,536
Stock issued for accrued expenses	$106	$—
Fair value of redeemable warrants granted	$1,990	$—

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

The Company has incurred numerous years of substantial operating losses as it pursued its clinical and pre-clinical development activities and appropriate regulatory approval processes before any such products can be sold and marketed. As of June 30, 2017, our accumulated deficit was $304,581,000. The Company has not yet generated significant revenues from our products and may incur substantial losses in the future. The Company evaluated these conditions and events that may raise substantial doubt about the Company’s ability to continue as a going concern; however, the Company believes that it has alleviated the substantial doubt by implementing certain actions. The Company reexamined its fundamental priorities in terms of direction, corporate culture and its ability to fund operations. As a result, there were significant changes at the Company including the Company restructuring its executive management team, initiating the pursuit of international sales of clinical grade materials, and implementing a cost saving program which assisted the Company in gained efficiencies and eliminated redundancies within its workforce. In addition, the Company is in the process of selling an underutilized building adjacent to its New Jersey manufacturing facility site. Also, the Company is committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our approved drug Alferon N. Lastly, the Company plans to access the public equity markets to raise further capital.

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 7,622,024 and 3,310,591 for the three months ended June 30, 2017 and 2016 , respectively; and 18,503,057 and 18,814,995 shares for the six months ended June 30, 2017 and 2016, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 669,619 and 185,417 options and equity warrants granted in the six months ended June 30, 2017 and 2016, respectively.

Stock option for employees’ activity during the six months ended June 30, 2017 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2017	836,256	$16.82	4.47	$—
Granted	369,929	0.55	—	—
Forfeited	(6,715)	24.45	—	—
Outstanding June 30, 2017	1,199,470	$11.76	5.85	$—
Vested and expected to vest June 30, 2017	1,199,470	$11.76	5.85	$—
Exercisable June 30, 2017	857,288	$15.24	3.53	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2017	90,625	$1.72	9.33	$—
Granted	369,929	0.55	—	—
Vested	(118,373)	1.45	—	—
Forfeited	—	—	—	—
Outstanding June 30, 2017	342,181	$0.55	9.89	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2017	271,500	$10.41	4.66	$—
Granted	149,740	0.57	—	—
Exercised	—	—	—	—
Forfeited	(5,590)	15.08	—	—
Outstanding June 30, 2017	415,650	$6.80	6.26	$—
Vested and expected to vest June 30, 2017	415,650	$6.80	6.26	$—
Exercisable June 30, 2017	269,161	$10.17	4.17	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2017	26,389	$1.65	8.61	$—
Granted	149,740	0.57	—	—
Vested	(26,862)	1.46	—	—
Forfeited	(2,778)	1.56	—	—
Outstanding June 30, 2017	146,489	$0.58	9.81	$—

The impact on the Company’s results of operations of recording equity-based compensation for the six months ended June 30, 2017 and 2016 was to increase costs and expenses by approximately $101,000 and $238,000, respectively, which decreased earnings per share by $0.01 for both June 30, 2017 and 2016, .

As of June 30, 2017 and 2016, respectively, there was $405,000 and $380,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

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

The Company maintains a record of the number of shares of stock represented by each Incentive Right issued out of the 2016 Voluntary Incentive Stock Award Plan. During the six months ended June 30, 2016, the Company granted rights of 123,100 incentive shares associated with the Plan and recorded $192,000 in equity-based compensation. There were no incentive shares issued during the six months ended June 30, 2017.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or market method of accounting for inventory.

Inventories consist of the following:	(in thousands)
	June 30,2017	December 31,2016

Inventory work-in-process, January 1	$—	$1,326
Production	—	—
Transfer to other assets	—	(1,326)
Spoilage	—	—
Inventory work-in-process, end of period	$—	$—

Commercial sales of Alferon® will not resume until new batches of commercial filled and finished product are produced and released by the FDA. The Company will continue the validation of Alferon® production and production of new Alferon® API inventory when funding becomes available. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Due to the Company extending the timeline of Alferon® production to an excess of one year, the Company reclassified Alferon® Work-In-Process inventory to other assets within the Company’s balance sheet.

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the six months ended June 30, 2017 and 2016, it was determined that none of the marketable securities had other-than-temporary impairments. At June 30, 2017 and December 31, 2016, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

June 30, 2017

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$1,971	$18	$—	$1,989	$1,989	$—
Totals	$1,971	$18	$—	$1,989	$1,989	$—

December 31, 2016

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$3,465	$—	$(5)	$3,460	$3,460	$—
Totals	$3,465	$—	$(5)	$3,460	$3,460	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

There were no investments in a loss position as of June 30, 2017.

December 31, 2016

(in thousands)

	Total	Less Than 12 Months		12 Months or Greater		Totals
Securities	Number In Loss Position	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Total Fair Value	Total Unrealized Losses
Mutual Funds	1	$1,853	$(13)	$-	$-	$1,853	$(13)
Totals	1	$1,853	$(13)	$-	$-	$1,853	$(13)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2017	December 31, 2016
Compensation	$197	$297
Professional fees	525	604
Clinical trial expenses	463	158
Other expenses	586	489
	$1,771	$1,548

Note 7: Property and Equipment

	(in thousands)
	June 30, 2017	December 31, 2016
Land, buildings and improvements	$10,547	$10,530
Furniture, fixtures, and equipment	5,625	5,630
Total property and equipment	16,172	16,160
Less: accumulated depreciation and amortization	(7,150)	(6,646)
Property and equipment, net	$9,022	$9,514

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

Note 8: Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. There were no Preferred Shares issued and outstanding as of June 30, 2017 and December 31, 2016.

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

On September 6, 2016, the Company entered into Securities Purchase Agreements with certain investors for the sale by the Company of 3,333,334 shares of its common stock at a purchase price of $1.50 per share and sold warrants to purchase 2,500,000 shares of Common Stock for aggregate net proceeds of $4,520,000 after deducting certain fees due to the placement agent and the Company’s transaction expenses. Subject to certain ownership limitations, the warrants are initially exercisable six-month after issuance at an exercise price equal to $2.00 per share of Common Stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. On June 1, 2017, the exercise price of these warrants was changed to $0.50. As a result the warrant holders exercised these options and purchased 2,370,000 shares of company common stock. The Company realized net proceeds of $1,055,000 from this exercise. In conjunction with the foregoing, the Company issued 2,370,000 series A warrants with an exercise price of $0.60 per share, an initial exercise date of December 1, 2017 and expiring March 6, 2022 and 7,584,000 series B warrants with exercise price of $0.60, an initial exercise date December 1, 2017 per share and expiring March 1, 2018. The Company received net proceeds from the foregoing transaction of approximately $1,055,000, after deducting certain fees due to the placement agent and the Company’s transaction expenses. The net proceeds received by the Company from these offerings will be used for preparation for technology transfer opportunities, expenses related to Ampligen® manufacturing, working capital and general corporate purposes. Pursuant to an engagement agreement, the Company paid its placement agent an aggregate fee equal to 7% and 10.5%, respectively, of the gross proceeds received by the Company from the sale of the securities in the offerings and granted to its placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 166,667 and 107,759, respectively, unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the 166,667 placement agent warrants will expire September 1, 2021 and have an exercise price equal to $1.875 per share of common stock and the 107,759 placement agent warrants will expire June 1, 2022 and have an exercise price of $0.625.

On February 1, 2017, the Company entered into Securities Purchase Agreements (each, a “February Purchase Agreement”) with certain investors for the sale by us of 1,818,185 shares of its common stock at a purchase price of $0.55 per share. Concurrently with the sale of the common stock, pursuant to the February Purchase Agreement, the Company also sold unregistered warrants to purchase 1,363,639 shares of common stock for aggregate net proceeds of approximately $875,000. The warrants have an exercise price of $0.75 per share, are exercisable six months after issuance, and will expire five years from the initial exercise date. Pursuant to an engagement agreement, the Company paid its placement agent an aggregate fee equal to 7% of the gross proceeds received by the Company from the sale of the securities in the offering and granted to its placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 90,910 unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the placement agent warrants will expire on February 1, 2022 and have an exercise price equal to $0.6875 per share of common stock

The common stock issued in the above referenced September 6, 2016 and February 1, 2017 offerings were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC on June 25, 2015 and subsequently declared effective on August 4, 2015 (Registration No. 333-205228) and the base prospectus dated as of August 4, 2015 contained therein. The Company filed a prospectus supplements related to these offerings with the SEC on September 1, 2016 and February 3, 2017, respectively, in connection with the sale of the common stock. The common stock issued pursuant to the above June 1, 2017 exercise of warrants were issued pursuant to an effective registration statement on Form S-1, which was initially filed with the SEC on May 4, 2017 as subsequently amended and declared effective on May 23, 2017 (Registration No. 333-217671) and the prospectus supplement filed with the SEC on May 23, 2017.

The Equity Incentive Plan of 2009, effective June 24, 2009, as amended and giving effect to the 12 to 1 reverse stock split, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 22,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the six months ended June 30, 2017, there were 669,619 options granted by the Company.

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

In 2017, the FASB also issued Accounting Standards Updates (“ASU”) 2017-01 through 2017-11. These updates did not have a significant impact on the financial statements.

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

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Warrants”) related to the Company’s August 2016,February 2017 and June 2017 common stock and warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	June 30,2017	December 31,2016
Underlying price per share	$0.50	$0.69-$1.26
Exercise price per sharethe following assumptions to estimate the fair value of the August 2016	$0.50-$1.88	$1.88 - $2.00
Risk-free interest rate	1.75%	1.86%
Expected holding period	4.2	4.70
Expected volatility	75%	85%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the January 2017 Warrants:

	June 30,2017	February 1,2017
Underlying price per share	$0.50	$0.64
Exercise price per share	$0.69-$0.75	$0.69-$0.75
Risk-free interest rate	1.82%	1.86%-1.93%
Expected holding period	4.6	5.00
Expected volatility	80%	80%-85%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	June 30,2017	June 1,2017
Underlying price per share	$0.50	$0.53
Exercise price per share	$0.60-$0.63	$0.60-$0.63
Risk-free interest rate	1.17%-1.88%	1.11%-1.76%
Expected holding period	.7-4.9	.7-5
Expected volatility	80%-85%	80%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.

(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.

(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.

(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $-0- and this assumption will be continued in future calculations unless the Company changes its dividend policy.

(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamentals Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sale;

b.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;

c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;

d.	Available capital for a potential buyer in a cash transaction continues to be limited;

e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development;

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $2,516,000 at June 30, 2017 and 940,000 at December 31, 2016.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March, 2017, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,989	$1,989	$-	$-
Liabilities:
Redeemable warrants	$2,516	-	-	$2,516

	(in thousands) As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$3,460	$3,460	$-	$-
Liabilities:
Redeemable warrants	$940	-	-	$940

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Balance at December 31, 2016	$940
Issuance of warrants	1,990
Modification of warrants	509
Fair value adjustments	923
Balance at June 30, 2017	$2,516

Note 13: Note Payable

In May 2017, the Company entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by the property and assets located at 783 Jersey Ave., New Brunswick, New Jersey. Subject to the lender’s approval, the Company will be able to request up to $1,800,000 of the line in monthly advances during the loan term of 24 months. The Company will be able to request future advances in excess of $2,000,000 at the lender’s discretion and be payable in full upon maturity. The Company will pay interest on this note at a fixed rate of 12% per annum for the first 18 months and change to a rate equal to 800 basis points above the prime rate of interest during the remainder of the term; however, the interest rate will not be less than 12% for the entire term. The note will be interest only and payable monthly through the maturity. The Company is permitted to prepay the line without penalty commencing after six months. The balance on the note at June 30, 2017 is $517,000 ($606,000 less unamortized deferred finance costs of $89,000) .

Note 14: Subsequent Events

The Company evaluated subsequent events through the date of this filing and determined that no subsequent event constituted a matter that required adjustment to the financial statements for the six months ended June 30, 2017.

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

On June 28, 2017, we signed an amendment to the EAP with myTomorrows. This amendment is for MyTomorrows to provide support services to Hemispherx with respect to the execution of the 511-Program (“511-Services”). The 511-Services shall be rendered for a period of 6 months to be renewed with additional 6 month periods with written mutual consent, or until termination of the 511-Program. The 511-Services shall be rendered free of charge.

Our overall objectives include plans to continue seeking approval for commercialization of Ampligen® in the United States and abroad as well as seeking to broaden commercial therapeutic indications of Alferon N Injection® presently approved in the United States and Argentina. We continue to pursue senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms. Our ability to commercialize our products, widen commercial therapeutic indications of Alferon N Injection® and/or capitalize on our collaborations with research laboratories to examine our products are subject to a number of significant risks and uncertainties including, but not limited to our ability to enter into more definitive agreements with some of the research laboratories and others that we are collaborating with, to fund and conduct additional testing and studies, whether or not such testing is successful or requires additional testing and meets the requirements of the FDA and comparable foreign regulatory agencies. We do not know when, if ever, our products will be generally available for commercial sale for any indication.

We outsource certain components of our manufacturing, quality control, marketing and distribution while maintaining control over the entire process through our quality assurance and regulatory groups. We cannot provide any guarantee that the facility or our contract manufacturer will necessarily pass an FDA pre-approval inspection for Alferon® manufacture.

The production of new Alferon® API inventory will not commence until the validation phase is complete. While the facility is approved by FDA under the Biological License Application (“BLA”) for Alferon®, this status will need to be reaffirmed by a successful Pre-Approval Inspection by the FDA prior to commercial sale of newly produced inventory product. If and when the Company obtains a reaffirmation of FDA BLA status and has begun production of new Alferon® API, it will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

OUR PRODUCTS

Our primary pharmaceutical product platform consists of our experimental compound, Ampligen®, and our FDA approved natural interferon product, Alferon N Injection. We are no longer pursuing development of liquid natural interferon for oral administration, Alferon LDO (Low Dose Oral).

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

In May 1997, the FDA authorized an open-label treatment protocol, (“AMP-511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. . We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies. In 2015, we engaged an independent certified public accountant to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial. In October 2016, the FDA granted our request to implement the new cost which was initiated during the quarter ended March 31, 2017. As of August 1, 2017, there are 18 patients participating in this open-label treatment protocol.

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

On June 28, 2017, we signed an amendment to the EAP with myTomorrows. This amendment is for MyTomorrows to provide support services to Hemispherx with respect to the execution of the 511-Program (“511-Services”). The 511-Services shall be rendered for a period of 6 months to be renewed with additional 6 month periods with written mutual consent, or until termination of the 511-Program. The 511-Services shall be rendered free of charge.

On April 18, 2017 we entered into a material transfer agreement with Sanofi Vaccine Technologies, France.

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

On July 10, 2017, we announced that 12 pancreatic patients are currently undergoing treatment with single-agent Ampligen immuno-oncology therapy in an EAP managed by Amsterdam-based myTomorrows, an international leader in providing physician access to experimental medicines. Eight of the 12 patients entered the EAP with metastatic disease (late stage) and have been on drug for 12 weeks or longer. The four other patients entered the program in the last several weeks with earlier stage disease. The program is being conducted at Erasmus Medical Center in Rotterdam under the supervision of lead clinician C.H.J. (Casper) van Eijck, MD, a noted Dutch oncologist specializing in pancreatic cancer.

On July 11, 2017, we entered into a Material Transfer Agreement with Roswell Park Cancer Institute (RPCI) in Buffalo, NY to continue the cancer studies with Dr. Pawel Kalinski and his associates.

Laboratory experiments do not necessarily indicate clinical benefit. Some of the research both past and present has been, and may in the future be, sponsored in part by contracts or grants from us to various independent research entities.

Manufacturing

We had a Supply Agreement with Jubilant Hollister-Stier LLC of Spokane, Washington (“Jubilant”), pursuant to which Jubilant would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. This Supply Agreement expired March 11, 2014. In October 2014, we entered into a purchase commitment with Jubilant for approximately $700,000 for the manufacture of batches of Ampligen®. On January 3, 2017, we entered into a purchase order to replace the previous purchase commitment with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for us. Pursuant to the new order, Jubilant will perform tooling and validation activities as well as final fill and finish services. The first lot is expected to be manufactured in the first quarter of 2018, once all validation activities are complete.

On July 27, 2016, we reached an agreement with Avrio Biopharmaceuticals, now Nitto Denko Avecia Inc. (“Avecia”) to serve as an additional contract manufacturer of Hemispherx's experimental drug, Ampligen®. Please see “Item 1: Legal Proceedings” in Part II and “Risks Associated with Our Business” in Part I, Item 1A. Risk Factors within our 2016 Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

Commercial sales of Alferon® and Alferon® API internationally are projected to begin as soon as the necessary\ regulatory approvals are obtained. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While the facility is approved by the FDA under the BLA for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. Due to the Company extending the timeline of Alferon® production to an excess of one year, we reclassified Alferon® work-process-inventory to other assets within our balance sheet as of June 30, 2017. In addition, due to the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

In May 2017, we entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by our assets and property located at 783 Jersey Ave., New Brunswick, New Jersey. See Note 13- Note payable above for a more complete description of the terms of the note payable.

To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® drug product, we require a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, we agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Ajinomoto Althea, Inc., formerly Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon® N Injection®. In November 2014, we entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. We have paid approximately $210,000 to Althea with regard to this open purchase commitment as of June 30, 2017 and has recorded this amount within Work-In-Process inventory.

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

In January 2010, we engaged an Argentinean regulatory and business design entity to explore the possibility of initiating clinical trials of Alferon N Injection® and Ampligen® during the influenza season in Argentina. On June 14, 2010, we executed a five year exclusive Sales, Marketing, Distribution and Supply Agreement for Argentina with GP Pharm Latinoamerica (“GP Pharm”), an affiliate company of Spanish GP Pharm SA. Under this Agreement, GP Pharm is responsible for gaining regulatory approval in Argentina for Ampligen® to treat CFS in Argentina and for commercializing Ampligen® for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection® in Argentina and other Latin America countries. Under these agreements, we will manufacture and supply Ampligen® and Alferon N Injection® to GP Pharm. On November 15, 2010, we amended our June 14, 2010 agreement with GP Pharm to include Mexico in the Territory under the Sales, Marketing, Distribution and Supply Agreement. Under this Agreement, GP Pharm Mexico will be responsible for seeking regulatory approval in Mexico for Ampligen®, an experimental therapeutic, to treat CFS in Mexico and, if approval is obtained, for commercializing Ampligen® for this indication in Mexico. On May 24, 2016, we entered into a five year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharma whereby all material provisions within the Agreement remained consistent with the original agreement.

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

On September 6, 2011, we executed an amended agreement with Asembia, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. On August 4, 2017, we extended this agreement through August 14, 2019 subject to the same terms and conditions.

On September 6, 2011, we executed a new agreement with specialty distributor, BioRidge Pharma, LLC (“BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. On August 4, 2017, we extended this agreement through August 14, 2019 subject to the same terms and conditions.

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

On June 28, 2017, we signed an amendment to the EAP with myTomorrows. This amendment is for MyTomorrows to provide support services to Hemispherx with respect to the execution of the 511-Program (“511-Services”). The 511-Services shall be rendered for a period of 6 months to be renewed with additional 6 month periods with written mutual consent, or until termination of the 511-Program. The 511-Services shall be rendered free of charge.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the six months ended June 30, 2017, the Company did not make any contributions towards the 401(k) Plan.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2017 versus three months ended June 30, 2016

Net Loss

Our net loss was approximately $2,193,000 and $1,303,000 for the three months ended June 30, 2017 and 2016, respectively, representing a increase in loss of approximately $890,000 or 68% when compared to the same period in 2016. This increase in loss for these three months was primarily due to the following:

1)	an increase from the redeemable warrant valuation adjustment of $529,000 and

2)	an increase in Ampligen sales of approximately $198,000; offset by

3)	an increase in research and development expense of $206,000 or 23%; and

4)	a decrease in net insurance proceeds of $1,436,000 received in 2016 but none in 2017,

Net loss per share was $(0.08) and $(0.06) for the three months ended June 30, 2017 and 2016, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2017 was 27,306,321 as compared to 20,667,259 as of June 30, 2016.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $213,000 and $15,000 for the three months ended June 30, 2017 and 2016, respectively. The reason for the increase in revenues of $198,000, an increase of 1,320% ,between periods was primarily due to our EAP through our agreement with MyTomorrows designed to enable access of Ampligen® to pancreatic cancer patients in the Netherlands. For the three months ended June 30, 2017 and 2016, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $218,000 and $290,000, respectively, for the three months ended June 30, 2017 and 2016, representing a decrease of $72,000 in production costs in the current period. These costs primarily represent stability testing and pre-production expenses related to Alferon®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2017 were approximately $1,106,000 as compared to $900,000 for the same period a year ago, reflecting an increase of approximately $206,000 or 23%. The primary reason for the increase in research and development costs was due to an increase in Ampligen® stability and compliance testing of approximately $157,000 for use in the EAP to treat pancreatic cancer patients in the Netherlands as well as an increase in AMP 511 costs of approximately $84,000 associated with Ampligen® clinical study work. This was offset by a decrease in Alferon related activity of approximately $35,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2017 and 2016, were approximately $1,619,000 and $1,639,000, respectively, reflecting a decrease of approximately $20,000 or 1%. The G&A expenses were essentially flat during the three months ended June 30, 2017 compared to June 30, 2016, reflecting normal operational fluctuations.

Interest and Other Income

Interest and other income for the three months ended June 30, 2017 and 2016 were approximately $21,000 and $55,000, respectively, representing a decrease of approximately $34,000 or 62%. The primary cause for the decrease in investment income during the current quarter was primarily due to lower balances available to invest in the current period as compared to the prior period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended June 30, 2017 amounting to a gain of approximately $529,000 (see Part I; Item 1; Financial Statements; “Note 12: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain (Loss) on Sale of Marketable Securities

There was a gain (loss) on sale of marketable securities of $6,000 for the three months ended June 30, 2017 as compared to a gain of approximately $20,000 for the three months ended June 30, 2016.

Six months ended June 30, 2017 versus six months ended June 30, 2016

Net Loss

Our net loss was approximately $5,014,000 and $3,467,000 for the six months ended June 30, 2017 and 2016, respectively, representing an increase in loss of approximately $1,547,000 or 45% when compared to the same period in 2016. This increase in loss for these six months was primarily due to the following:

1)	a decrease in the gain from sale of income tax net operating losses of $1,561,000;

2)	a decrease in net insurance proceeds of $1,436,00 received in 2016 but none in 2017;

3)	an increase in research and development expense of $595,000 or 31%; offset by,

4)	a decrease in general and administrative expense of $804,000 or 20%;

5)	an increase in Ampligen sales of approximately $243,000; and

6)	an increase from the redeemable warrant valuation of $923,000.

Net loss per share was $(0.19) and $(0.16) for the six months ended June 30, 2017 and 2016, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2017 was 26,329,123 as compared to 20,648,836 as of June 30, 2016.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $297,000 and $54,000 for the six months ended June 30, 2017 and 2016, respectively. The increase in revenues of $243,000, an increase of 450%, between periods was primarily due to our EAP through our agreement with MyTomorrows designed to enable access of Ampligen® to pancreatic cancer patients in the Netherlands. For the six months ended June 30, 2017 and 2016, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $488,000 and $558,000, respectively, for the six months ended June 30, 2017 and 2016, representing a decrease of $70,000 in production costs in the current period. These costs primarily represent stability testing and pre-production expenses related to Alferon®.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2017 were approximately $2,497,000 as compared to $1,902,000 for the same period a year ago, reflecting an increase of approximately $595,000 or 31%. The primary reason for the increase in research and development costs was an increase in Ampligen® stability and compliance testing of approximately $152,000 for use in the EAP to treat pancreatic cancer patients in the Netherlands as well as an increase in AMP 511 costs of approximately $539,000 associated with Ampligen® clinical study work. This was offset by a decrease in in Alferon related activity of approximately $96,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2017 and 2016, were approximately $3,283,000 and $4,087,000, respectively, reflecting a decrease of approximately $804,000 or 20%. The decrease in G&A expenses during the current period was mainly due to a one-time charge in 2016 resulting from a severance payment to a former executive upon termination.

Interest and Other Income

Interest and other income for the six months ended June 30, 2017 and 2016 were approximately $47,000 and $116,000, respectively, representing a decrease of approximately $69,000 or 59%. The decrease in investment income during the current quarter was primarily due to lower balances available to invest in the current period as compared to the prior period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the six months ended June 30, 2017 amounting to a gain of approximately $923,000 (see Part I; Item 1; Financial Statements; “Note 12: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain (Loss) on Sale of Marketable Securities

There was a gain (loss) on sale of market securities disclosed a gain of $6,000 for the six months ended June 30, 2017 as compared to a loss of approximately ($87,000) for the six months ended June 30, 2016.

Sale of New Jersey Tax Net Operating Loss

In January 2016, the Company effectively sold $16,000,000 of its approximately $29,000,000 of New Jersey state net operating loss carryforwards (for the year 2014) for approximately $1,320,000 and sold research credits for $241,000. There was no sale of New Jersey state net operating loss in the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had approximately $3,211,000 in cash, cash equivalents and marketable securities inclusive of approximately $1,989,000 in Marketable Securities, representing a decrease of approximately $2,657,000 from December 31, 2016. Cash used in operating activities for the six months ended June 30, 2017 was approximately $5,301,000 compared to approximately $2,292,000 for the same period in 2016, an increase of $3,009,000 or 131%. The primary reasons for this increase in cash used in operations in 2017 was the receipt of $1,561,000 in funds in 2016 from the sale of our New Jersey state net operating loss carryforwards; and $1,436,000 of insurance proceeds for the litigation settlements. There were no such receipt of funds in 2017. In addition, prepaid expenses and other current assets increased by approximately $298,000 as compared to the prior period as a result of a deposit paid to our contract manufacturer of approximately $320,000 in 2017.

Cash provided by investing activities for the six months ended June 30, 2017 was approximately $1,483,000 compared to cash used in investing activities of approximately $1,553,000 for the same period in 2016, representing a decrease of $70,000. The primary reason for the decrease was the sale of marketable securities of approximately $1,500,000 during the current period compared to $1,918,000 the six months ended June 30, 2016.

Cash provided by financing activities for the six months ended June 30, 2017 was approximately $2,632,000 compared to approximately $162,000 for the same period in 2016, an increase of $2,470,000. The primary reason for the increase can be attributable to the Company receiving net proceeds of $2,115,000 from the sale by us of 4,516,205 shares of our common stock at an average purchase price of $0.47 per share pursuant to a Securities Purchase Agreements (each, a “Purchase Agreement”) with certain investors entered into in February 2017 and June 2017(see below and “Note 8: Stockholders’ Equity”). The Company also received $606,000 from the note payable, net of $89,000 debt issuance costs (see “Note 13: Note payable”).

If we are unable to commercialize and sell Ampligen® and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. In this regard, due to the high cost estimates to bring the facility back online, we most likely will need additional funds to reach our goals to finance the revalidation process in our facility and to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection and to commercialize our products. However, there is no assurance that such financing will be available.

In an effort to conserve cash, effective with the semi-monthly period ended April 30, 2017, all of the members of the Company’s Board of Directors agreed to accept 100% of their directors’ fees in the form of options to purchase Company Common Stock until it was no longer necessary.

In addition, commencing with the semi-monthly period ended June 15, 2017, certain officers of the Company, and certain other employees of the Company, agreed to accept 20% of their salary in options to purchase Company Common Stock until it was no longer necessary.

We have reexamined our fundamental priorities in terms of direction, corporate culture and our ability to fund operations and have made significant changes at the Company this past year. The former CEO of the Company was terminated and the Board of Directors made several changes to the Company’s executive management team to provide effective and competent leadership that, management believes, will properly position the Company to achieve its commercial goals and increase stockholder value. Recent actions include aggressively pursuing international sales of clinical grade materials and implementing a strong financial austerity plan. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of its experimental drug and its approved drug Alferon®. A co-development partner may help in the acceleration of the commercialization of many of our potential experimental drugs as they have access to additional resources and capital; however, there can be no assurance that such co-development partnerships will be on acceptable terms, or that such partnerships, will be acceptable from a profitability standpoint. Management’s primary objectives are to create stockholder value and deliver much needed therapies to patients.

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

In May 2017, we entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by our assets and property located at 783 Jersey Ave., New Brunswick, New Jersey. Subject to the lender’s approval, we will be able to request up to $1,800,000 of the line in monthly advances during the loan term of 24 months. We will be able to request future advances in excess of $2,000,000 at the lender’s discretion and be payable in full upon maturity. We will pay interest on this note at a fixed rate of 12% per annum for the first 18 months and change to a rate equal to 800 basis points above the prime rate of interest during the remainder of the term; however, the interest rate will not be less than 12% for the entire term. The note will be interest only and payable monthly through the maturity. We are permitted to prepay the line without penalty commencing after six months. The balance on this note is $606,000 as of June 30, 2017.

On June 1, 2017, the exercise price of the September 2016 warrants was changed to $0.50. As a result the warrant holders exercised these warrants and purchased 2,370,000 shares of company common stock. The Company realized net proceeds of $1,055,000 from this exercise. In conjunction with the foregoing the Company issued 2,370,000 series A warrants with an exercise price of $0.60 per share, an initial exercise date of December 1, 2017 and expiring March 6, 2022 and 7,584,000 series B warrants with exercise price of $0.60, an initial exercise date December 1, 2017 per share and expiring March 1, 2018.

In addition, on July 10, 2017, the warrant holders exercised the remaining 130,000 warrants and purchased 130,000 shares of common stock. The Company realized net proceeds of $65,000 from this exercise. In conjunction with the foregoing the Company issued 130,000 series A warrants with an exercise price of $0.60 per share and an initial exercise date of January 10, 2018 an expiring March 6, 2022 and 416,000 series B warrants with an exercise price of $0.60 and an initial exercise date January 10, 2018 on the three month anniversary of the of the initial exercise date.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $3,211,000 in cash, cash equivalents and marketable securities at June 30, 2017 as compared to $5,868,000 at December 31, 2016.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 3017. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control —Integrated Framework, (COSO). Based on this assessment, Management has concluded that it did not maintain effective internal controls over the completeness and accuracy of the recording of the exercise of certain redeemable warrants as of June 30, 2017. Specifically, controls over the recording of the exercise of these warrants were insufficient to ensure that the exercised warrants were properly evaluated at period end. This control deficiency could result in a misstatement of the Company’s retained earnings, additional paid in capital and net income that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.ÐÐ

To prevent this issue from re-occurring, management has implemented a new control and all transactions of this nature will be referred to a third party consultant with the appropriate expertise in order that these types of transactions are properly recorded.ÐÐ

However, not-withstanding the material weakness noted, management has concluded that the consolidated financial statements included in this 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

On May 4, 2017 Hemispherx filed a complaint in the Philadelphia County Court of Common Pleas Civil Trial Division against Nitto Avecia Pharma Services, Inc (“NAPS”), the successor to Avrio Biopharmaceuticals, LLC (“Avrio”), primarily for breach of contract. Pursuant to the agreement, Avrio was to provide fill and finish services of Ampligen®. Hemispherx is seeking damages in excess of $650,000 due to Avrio’s gross negligence and omissions during the fill and finish process which led to a significant loss of product. On June 29, 2017, NAPS filed an answer denying liability and counter claiming breach of contract by Hemispherx. The litigation is in the early stages and there can be no guarantee that Hemispherx will be successful.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of June 30, 2017, our accumulated deficit was approximately $306,022,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2017, we had approximately $3,211,000 in cash, cash equivalents and marketable securities (inclusive of approximately $1,989,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen® along with the manufacturing, marketing and distribution of our products, including Alferon N Injection®. Due to the repair issues mentioned above within our NJ facility and the high cost estimates to bring the facility back online, we will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. We will also need additional capital to eventually commercialize and sell Ampligen® and/or recommence and increase sales of Alferon N Injection® or our other products. We anticipate considering multiple options in an attempt to secure funding, including but not limited to such methods as the sales of additional equity, licensing agreements, partnering with other organizations, debt financing or other sources of capital.

We did raise approximately $875,000 in February 2017 from the sale of our securities.

On June 1, 2017, the exercise price of September 6, 2016 warrants was changed to $0.50. As a result the warrant holders exercised these options and purchased 2,370,000 shares of company common stock. The Company realized net proceeds of $1,055,000 from this exercise.

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

Our common stock is listed for quotation on the NYSE MKT. For the six months ended June 30, 2017, the trading price of our common stock has ranged from $0.39 to $0.93 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Our stock price may be adversely affected if a significant amount of shares is sold in the public market.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered securities for public sale pursuant to a universal shelf registration statement and we had been selling shares under this shelf registration statement and the EDA with Maxim. Effective December 15, 2015, we halted all future offers and sales of our Common Stock under the EDA with Maxim and reduced the amount of potential future offers and sales under the EDA to $0.00. Between July 23, 2012, the date of the EDA, and December 15, 2015, we sold an aggregate of 8,881,788 shares of Common Stock pursuant to the EDA for aggregate gross proceeds of $47,453,220. On December 15, 2015, we filed a prospectus supplement related to the issuance and sale of up to $7,941,000 of our common stock from time to time through our sales agent, Chardan Capital Markets, LLC. Effective August 26, 2016, we halted all future offers and sales of its common stock under the Chardan Agreement and reduced the amount of potential future offers and sales under the Chardan Agreement to $0.00. Between December 15, 2015, the date of the Chardan Agreement, and August 26, 2016, we sold an aggregate of 114,394 shares of common stock pursuant to the Chardan Agreement for aggregate net proceeds of approximately $74,000. On September 6, 2016, we entered into Securities Purchase Agreements with certain investors for the sale by us of 3,333,334 shares of our common stock at a purchase price of $1.50 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 2,500,000 shares of common stock for aggregate net proceeds of $4,520,000. Commencing on June 1, 2017, the exercise price of these warrants was changed to $0.50. As a result the warrant holders exercised these options and purchased 2,500,000 shares of company common stock. The Company realized net proceeds of $1,120,000 from this exercise. In conjunction with the foregoing, the Company also issued 2,500,000 series A warrants with an exercise price of $0.60 per share, an initial exercise date of December 1, 2017 and expiring March 6, 2022 and 8,000,000 series B warrants with exercise price of $0.60, an initial exercise date December 1, 2017 per share and expiring March 1, 2018. We also issued placement agent warrants for the purchase of an aggregate of 166,667 and 107,759, respectively, shares of our common stock. On February 1, 2017, we entered into Securities Purchase Agreements with certain investors for the sale by us of 1,818,185 shares of our common stock at a purchase price of $0.55 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 1,363,639 shares of common stock for aggregate net proceeds of approximately $875,000. We also issued placement agent warrants for the purchase of an aggregate of 90,909 shares of our common stock. Please see Part I, Item II - Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” above for more information.

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

The Board of Directors approved up to $500,000 for all directors, officers and employees to buy company shares from the company at the market price. During April and May 2017 the Company issued 328,020 shares of its common stock at prices between $0.50 and $0.69 per share directly to executives and employees, for $185,000 in a series of private transactions pursuant to stock purchase agreements.

On June 1, 2017, the exercise price of the September 2016 warrants was changed to $0.50. As a result the warrant holders exercised these options and purchased 2,370,000 shares of company common stock. The Company realized net proceeds of $1,055,000 from this exercise. In conjunction with the foregoing, the Company also issued 2,370,000 series A warrants with an exercise price of $0.60 per share, an initial exercise date of December 1, 2017 and expiring March 6, 2022 and 7,584,000 series B warrants with exercise price of $0.60, an initial exercise date December 1, 2017 per share and expiring March 1, 2018.

In addition, on July 10, 2017, the warrant holders exercised the remaining 130,000 warrants and purchased 130,000 shares of common stock. The Company realized net proceeds of $65,000 from this exercise. In conjunction with the foregoing the Company issued 130,000 series A warrants with an exercise price of $0.60 per share and an initial exercise date of January 10, 2018 an expiring March 6, 2022 and 416,000 series B warrants with an exercise price of $0.60 and an initial exercise date Jnuary 10, 2018 on the three month anniversary of the of the initial exercise date.

Effective with the semi-monthly period ended April 30, 2017, all of the members of the Company’s Board of Directors agreed to accept 100% of their directors’ fees in the form of options to purchase Company Common Stock until it was no longer necessary. In this regard, options to purchase 149,690 shares of Company common stock were issued. In addition, commencing with the semi-monthly period ended June 15, 2017, certain officers of the Company, and certain other employees of the Company, agreed to accept 20% of their salary in options to purchase Company Common Stock until it was no longer necessary. In this regard, options to purchase 69,929 shares of Company common stock were issued.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

101	The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended June 30, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Adam Pascale
Adam Pascale
Chief Financial Officer

Date: August 14, 2017