Form 10-K
period 2017-12-31
HEMISPHERX BIOPHARMA INC
filed 2018-03-30
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-27072

HEMISPHERX BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0845822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

860 N. Orange Avenue, Suite B, Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of Common Stock held by non-affiliates at June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was $14,478,834.

The number of shares of the registrant’s Common Stock outstanding as of March 26, 2018 was 37,715,230.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Form 10-K”), including statements under “Item 1-Business,” “Item 1A-Risk Factors” and “Item 3-Legal Proceedings” in PART I and “Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations” in PART II, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements reflect our views as of the date that they are made with respect to future events and are based on assumptions. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other important factors in greater detail under the “Risk Factor” sections in this Form 10-K. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. New factors emerge from time to time, and it is not possible for us to predict which will arise. We cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All statements other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to adequately fund our projects as we will need additional funding to proceed with our objectives, the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to find senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the U.S. Food and Drug Administration (the “FDA”) for our Ampligen® New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment, sometimes referred to as myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”), stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen® NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen® NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our NDA for Ampligen® to treat ME/CFS, as noted above, there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx' expectations and could adversely affect the chances for approval of the Ampligen® NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale in the United States.

We also have disclosed that, in August 2016, we received approval of our NDA from AdministracionNacional de Medicamentos, Alimentos y TecnologiaMedica (“ANMAT”) for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe ME/CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch (including possible requirements for approval of final manufacturing) and we most likely will need additional funds to manufacture product at a sufficient level for a commercial launch. There are no assurances as to whether or when such multiple subsequent steps will be successfully performed to result in an overall successful commercialization and product launch. Approval of rintatolimod for ME/CFS in the Argentine Republic does not in any way suggest that the Ampligen® NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

We also have disclosed that, in May 2016, we entered into a five year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. In January 2017, we announced that the EAP has been extended to pancreatic cancer patients beginning in the Netherlands. In June 2017, we signed an amendment to provide support services to Hemispherx with respect to the execution of the 511-Program (“511-Services”) and that the 511-Services shall be rendered free of charge. In February 2018, we signed an amendment to extend the territory to cover Canada to treat pancreatic cancer patients, pending government approval. In March 2018, we signed an amendment to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen® for the treatment of ME/CFS. No assurance can be given that we can sufficiently supply product should we experience an unexpected demand for Ampligen® in our clinical studies, the commercial launch in Argentina or pursuant to the EAP.

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

We believe, and are investigating, Ampligen®’s potential role in enhancing the activity of influenza vaccines. While certain studies involving rodents, non-human primates (monkeys) and healthy human subjects indicate that Ampligen® may enhance the activity of influenza vaccines by conferring increased cross-reactivity or cross-protection, further studies will be required and no assurance can be given that Ampligen® will assist in the development of a universal vaccine for influenza or other viruses.

We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. Business

GENERAL

Hemispherx Biopharma, Inc. and its subsidiaries (collectively, “Hemispherx”, “Company”, “we” or “us”) are a specialty pharmaceutical company headquartered in Orlando, Florida and engaged in the development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

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

We operate a 30,000 sq. ft. facility in New Brunswick, NJ with the objective of producing Alferon® and Ampligen® upon FDA approval. As part of our objectives to achieve our commercial goals and increase stockholder value, we recently sold our main facility while obtaining a long term lease with a buy-back option on the facility. In addition, we sold an underutilized, unencumbered, and wholly owned building adjacent to our manufacturing facility site noted above. We do not believe that the sale of these buildings will have an impact on the production of our products. Please see “Part 2. Properties” below.

In February 2013, we received a Complete Response Letter (“CRL”) from the FDA for the NDA for Ampligen® for Chronic Fatigue Syndrome ("CFS") without further confirmatory clinical trials. Please see the discussion in "Our Products - Ampligen®" below for more detail.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon® N.

With keeping to our austerity plan to reserve capital we have relocated our principal executive office from a large expensive corporate space in center city Philadelphia to 860 N. Orange Avenue, Suite B, Orlando, FL 32801.

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

In February 2013, we received a Complete Response Letter (“CRL”) from the FDA for Ampligen® for CFS. In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. We are actively engaged with the FDA, and have had several meetings in order to reach an agreement on the path forward. Until we reach an agreement with the FDA regarding the design of a study, we are unable to reasonably estimate the nature or costs necessary to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies.

The FDA authorized an open-label treatment protocol, (“AMP-511”), allowing patient access to Ampligen® for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies. In 2015, we engaged an independent certified public accountant to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial. In October 2016, the FDA granted our request to implement the new cost which was initiated during the quarter ended March 31, 2017.As of December 31, 2017, there are 17 patients participating in this open-label treatment protocol.

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

In May 2016, we entered into a five year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to CFS. Subsequently we have made amendments to the original agreement in January 2017, June 2017, February 2018 and March 2018. Pursuant to the original agreement and the amendments myTomorrow’s will manage all Early Access Programs and Special Access Programme’s in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. myTomorrows will also provide support services to Hemispherx with respect to the execution of the 511- cost recovery Program to treat ME/CFS patients in the USA.

In August, 2017 we announced that we have commenced full data analysis of an intranasal human safety study of Ampligen® plus FluMist® known as AMP-600. The study was previously closed, but the initiation of full data analysis awaited the FDA’s evaluation of preliminary reports of blinded study findings. That evaluation was completed per formal notification from the FDA in August, 2017. Intranasal Ampligen was generally well-tolerated in the study.

Alferon N Injection®

Alferon N Injection® is the registered trademark for our injectable formulation of natural alpha interferon, which was approved by the FDA for the treatment of certain categories of genital warts. Alferon® is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). The U.S. Centers for Disease Control and Prevention (“CDC”) estimates that “approximately twenty million Americans are currently infected with HPV with another six million becoming newly infected each year. HPV is so common that at least 50% of sexually active men and women get it at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.

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

	(dollars in thousands) Year Ended December 31, 2017
	Ampligen® NDA	Alferon N Injection®	Other	Total
Costs and Expenses
Production costs	$—	$1,183	$—	$1,183
Research and development	3,629	469	—	4,098
General and administrative	4,815	1,757	—	6,572

Total	$8,444	$3,409	$—	$11,853

	(dollars in thousands) Year Ended December 31, 2016
	Ampligen® NDA	Alferon N Injection®	Other	Total
Costs and Expenses
Production costs	$—	$1,108	$—	$1,108
Research and development	4,368	739	—	5,107
General and administrative	5,628	2,053	—	7,681

Total	$9,996	$3,900	$—	$13,896

	(dollars in thousands) Year Ended December 31, 2015
	Ampligen® NDA	Alferon N Injection®	Other	Total
Costs and Expenses
Production costs	$—	$1,598	$—	$1,598
Research and development	3,452	4,586	—	8,038
General and administrative	2,560	4,587	—	7,147

Total	$6,012	$10,771	$—	$16,783

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

As of December 31, 2017, we had 50 patents worldwide with 7 additional pending patent applications comprising our intellectual property. Please see “Note 5: Patents, Trademark Rights and Other Intangibles (FASB ASC 350 General Intangibles Other than Goodwill)” under Notes to Consolidated Financial Statements for more information on these patents.

We continually review our patents’ rights to determine whether they have continuing value. Such review includes an analysis of the patent’s ultimate revenue and profitability potential. In addition, Management’s review addresses whether each patent continues to fit into our strategic business plans for Ampligen® and Alferon N Injection®. One U.S. patent relating to our Alferon® product expired on April 2, 2013 (#5,503,828) and another on October 14, 2014 (#5,676,942) (see discussion below on patent #5,503,828 and #5,676,942).

In 2016, we received a new Ampligen® composition of matter patent in the US (9,315,538 B2). In 2015, we were granted a new composition of matter patent (#2340307) by the European Patent Office and we received twenty-eight new patents in various EU countries. In 2014, we were granted a new composition of matter patent in the United States (#8,722,874) covering Ampligen® formulations.

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

With respect to Ampligen®, the main U.S. CFS treatment patent (#6,130,206) expired October 10, 2017 (we believe that the expiration of this patent will have minimal impact on us; see detail on U.S. 8,722,874 below). Our main patents covering HIV treatment (#4,820,696, #5,063,209, and #5,091,374) expired on April 11, 2006, November 5, 2008, and February 25, 2009, respectively. Our U.S. Ampligen® Trademark (#73/617,687) has been renewed through December 6, 2018. New therapeutic use patent applications are pending. On May 13, 2014, the United States Patent Office issued patent U.S. 8,722,874 titled “Double-Stranded Ribonucleic Acids with Rugged Physiochemical Structure and Highly Specific Biologic Activity” to inventors Carter, et al. and assignee Hemispherx. The patent claims a novel form of rugged dsRNA. Rugged dsRNA are nucleic acids with a unique composition and physical characteristic identified with high specificity of binding to Toll-Like Receptor 3 (TLR3), thereby conveying an important range of therapeutic opportunities. The newly discovered form of dsRNA has increased bioactivity and binding affinity to the TLR 3 receptor because of its reduced tendency to form branched dsRNA which can inhibit receptor binding. Pharmaceutical formulations containing the newly discovered nucleic acid as active ingredients and methods of treatment with those formulations are also described in the issued patent. Hemispherx believes that the issuance of U.S. Patent 8,722,874 will help ensure that Hemispherx retains patent protection for novel formulations of Ampligen® products until at least 2029.

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

In May 2011, a new United States Patent 7,943,147 was granted for the use of Ampligen® as a vaccine adjuvant for use with seasonal influenza vaccine to induce an enhanced immune response against H5N1 avian influenza.

RESEARCH AND DEVELOPMENT (“R&D”)

Our general focus during the past three fiscal years has been on the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based disorders.

The following table summarizes our research and development costs for the years 2017, 2016 and 2015 by project (in thousands):

	2017	2016	2015
Ampligen® New Drug Application for the treatment of CFS	$3,629	$4,368	$3,452
Alferon N Injection®	469	739	4,586
Other projects	—	—	—
Total research and development	$4,098	$5,107	$8,038

Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “Our Products”, we cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. As of December 31, 2017, we had approximately $2,107,000 in Cash, Cash Equivalents and Marketable Securities, (inclusive of approximately $695,000 in Marketable Securities). Please see ITEM 1A. Risk Factors; “We will require additional financing which may not be available” below.

In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. We are actively engaged with the FDA, and have had several meetings in order to reach an agreement on the path forward. . At this point in time, we cannot predict how long it would take to run an additional trial and submit the data to the FDA for approval of the drug product. We anticipate that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. Please see “We most likely will require additional financing which may not be available.” in Item 1A. Risk Factors below.

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

In June 2012, U.S. Senators Robert P. Casey, Richard Blumenthal and Kay R. Hagan sent a letter to Health and Human Services Secretary Kathleen Sebelius requesting the FDA hold a stakeholders meeting on CFS. Senators Casey and Hagan were serving at the time on the Committee on Health, Education, Labor& Pensions, which has Congressional oversight responsibility for FDA. The letter stated, “CFS/ME” represents a significant unmet medical need, one that confers on patients a lifetime of illness. A stakeholder meeting would be of great benefit, as it would offer an opportunity to examine existing treatment protocols known to FDA, address how risk/benefit determinations should be made in relation to CFS/ME treatments and identify a path forward for regulatory science in this area.”

In April 2013, the FDA, in a series of meetings called Patient Focused Drug Development meetings selected CFS to be the first disease. The two-day meeting with key stakeholders resulted in a report called The Voice of the Patient, published in September of 2013. In March 2014, FDA published the first ever Guidance for Industry Chronic Fatigue Syndrome/Myalgic Encephalomyelitis: Developing Drug Products for Treatment.

In February 2015, the Institute of Medicine (IOM) published a report, Beyond Myalgic Encephalomyelitis/Chronic Fatigue Syndrome; Redefining an Illness. The committee was charged by HHS with evaluating the current criteria for the diagnosis of ME/CFS and recommend clinical diagnostic criteria that would address the needs of health care providers, patients, and their caregivers. The primary message of the committee is “ME/CFS is a serious, chronic, complex, systemic disease that can profoundly affect the lives of patients.” The IOM since published a Report Guide for Clinicians. In October 2015, NIH Director Francis S. Collins, M.D., Ph.D. announced that NIH is strengthening its efforts to advance research on ME/CFS. In an interview with ME Action, December 2015, Collins described the range of possibilities – “everything from basic science to clinical trials for promising approaches, including Ampligen® and Rituximab”. In 2017 the Norwegian rituximab Phase 3 study in ME/CFS was reported to have failed with no positive treatment effect seen, leaving no other product at the Phase III level other than Ampligen in the regulatory pipeline to treat ME/CFS patients.

Other Diseases

In December 2013, we announced that we were supporting the University of Pittsburgh’s Chemokine Modulation Research initiative which includes Ampligen® as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen® (rintatolimod) to the University. The study, under the leadership of Professor of Surgery Pawel Kalinski, M.D., Ph.D., involved the Chemokine Modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to Roswell Park Cancer Institute (RPCI) in Buffalo, NY. Dr. Kalinski is currently working to establish a cancer program at RPCI which will continue to require a supply of Ampligen®. The cancer protocols utilizing Ampligen® at the University of Pittsburgh have been closed except for the ovarian study for which Dr. Edwards is the investigator. This study of recurrent ovarian cancer patients which includes Ampligen® as a component of the treatment regimen has enrolled 10 patients to date.

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

In January 2017, we announced that the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to ME/CFS patients has been extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. In February 2018, the agreement with myTomorrows was extended to cover Canada to treat pancreatic cancer patients, pending government approval.

As of December 31, 2017, 34 pancreatic patients have received treatment with single-agent Ampligen® immuno-oncology therapy in an EAP managed by Amsterdam-based myTomorrows, an international leader in providing physician access to experimental medicines.

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

MANUFACTURING

In January 2017, we entered into a purchase order to replace the previous purchase commitment with Jubilant Hollister-Stier LLC (“Jubilant”) pursuant to which Jubilant will manufacture batches of Ampligen® for us.  Pursuant to the order, Jubilant will perform tooling and validation activities as well as final fill and finish services. The first lot is expected to be manufactured and released for sale and clinical use in the second quarter of 2018, once all validation activities and release testing are complete.

In July 2016, we reached an agreement with Avrio Biopharmaceuticals, now Nitto Avecia Pharma, Inc. (“Avecia”) to serve as an additional contract manufacturer of our experimental drug, Ampligen®. In May 2017, we filed a complaint against Nitto Avecia Pharma Services, Inc. (“NAPS”), the successor to Avrio Biopharmaceuticals, LLC (“Avrio”), primarily for breach of contract. Please see “Item 3: Legal Proceedings” in Part I and Item 1A. Risk Factors “There are no long-term agreements with suppliers of required materials and services for Ampligen® and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen®”.

Commercial sales of Alferon® and Alferon® API internationally are projected to begin as soon as the necessary regulatory approvals are obtained. However, commercial sales of Alferon® in the USA will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While the facility is approved by the FDA under the BLA for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. We estimate we will need approximately $10,000,000 to commence the manufacturing process. Due to the Company extending the timeline of Alferon® production to an excess of one year, we reclassified Alferon® work-process-inventory to other assets within our balance sheet as of December 31, 2017. In addition, due to the high cost estimates to bring the facility back online, we will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon® inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection® product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

Licensing/Collaborations/Joint Ventures

To maximize the availability of Ampligen® to patients on a worldwide basis, we have embarked on a strategy to license the product and/or to collaborate and/or create a joint venture with companies that have the demonstrated capabilities and commitment to successfully gain approval and commercialize Ampligen® in their respective territories of the world. Ideal partners would have the following characteristics: well established global and regional experience and coverage, robust commercial infrastructure, strong track record of successful development and registration of in-licensed products, as well as a therapeutic area fit (ME/CFS, immuno-oncology, etc.).

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

In May 2016, we entered into a five year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm is responsible for gaining regulatory approval in Argentina for Ampligen® to treat CFS in Argentina and for commercializing Ampligen® for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection® in Argentina and other Latin America countries.

In January 2017, the ANMAT granted a five year extension to a previous approval to sale and distribute Alferon N Injection® (under the brand name “Naturaferon”) in Argentina. This extends the approval until 2022. In February 2013, we received the ANMAT approval for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon, with Naturaferon® in Argentina.

In August 2017, we extended our agreement with Asembia, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection® throughout the United States.

In August 2017, we extended our agreement with specialty distributor, BioRidgePharma, LLC (“BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales.

In May 2016, we entered into an amended and restated five year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and supplying Ampligen® to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen® sold in the Territory where Marketing Authorization was obtained, and the maximum royalty would be a percentage of Net Sales. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. The Company believes that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between five and fifteen years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen® in the Territory. In 2017, the Company commenced sales of recently manufactured Ampligen® in international programs.

In January 2017, we announced that the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to ME/CFS patients has been extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program.

In June 2017, we signed an amendment to the EAP with myTomorrows. This amendment is for myTomorrows to provide support services to Hemispherx with respect to the execution of the 511-Program (“511-Services”). The 511-Services shall be rendered for a period of six months to be renewed with additional 6 month periods with written mutual consent, or until termination of the 511-Program. The 511-Services shall be rendered free of charge.

In February 2018, we signed an amendment to the EAP with myTomorrows. This amendment extended the territory to cover Canada to treat pancreatic cancer patients, pending government approval.

In March 2018, we signed an amendment to the EAP with myTomorrows, pursuant to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen® for the treatment of ME/CFS.

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

See “Item 1A-Risk Factors- Our products may be subject to substantial competition”.

GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of Alferon® products and our ongoing research and product development activities. Ampligen® and other products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, new drug products for humans are subject to rigorous pre-clinical and clinical testing as a condition for clearance by the FDA and by similar authorities in foreign countries. The lengthy process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has and will continue to require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by us and our ability to receive product or royalty revenue. We have received Orphan Drug designation for certain therapeutic indications, which we believe might under certain conditions help to accelerate the process of drug development and commercialization. Alferon N Injection® is only approved for use in intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection® for other applications requires regulatory approval.

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

HUMAN RESOURCES

As of March 26, 2018, we had personnel consisting of 25 full-time employees and 2 part-time employees. Eighteen (18) of the combined personnel are engaged in our research, development, clinical, and manufacturing effort with 9 performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.

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

Our products, including Ampligen®, are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch (“HPB”) of Canada, the Agency for the European Medicines Agency (“EMA”) in Europe and the AdministracionNacional de Medicamentos, Alimentos y TecnologiaMedica (“ANMAT”) in Argentina. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen® or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen® will ultimately be demonstrated to be safe and efficacious. While Ampligen® is authorized for use in clinical trials in the U.S., we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. In addition, although Ampligen® has been authorized by the FDA for treatment use under certain conditions, including provision for cost recovery, there can be no assurance that such authorization will continue in effect.

While we received approval of our Argentinian NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe ME/CFS, ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we would be able to commence commercial sales in Argentina.

On February 1, 2013, we received a CRL from the FDA for our Ampligen® NDA for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. For more detailed information about the current status of our Ampligen® NDA please see Part 1, Item I: “Business; Our Products; Ampligen®” above.

The FDA’s regulatory review and approval process is extensive, lengthy, expensive and inherently uncertain. To receive approval for a product candidate, we must, among other things, demonstrate to the FDA’s satisfaction with substantial evidence from well-controlled pre-clinical and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Before we can sell Ampligen® for any use, or promote Alferon® for any use other than as Alferon N Injection® for treatment of refractory or recurring genital warts, we will need to file the appropriate NDA with the FDA in the U.S. and the appropriate regulatory agency outside of the U.S. where we intend to market and sell such products. At present the only NDA we have filed with the FDA is the NDA for the use of Ampligen® to treat CFS. As discussed in the prior paragraph, the FDA issued a CRL for this NDA and indicated that we needed to conduct additional work. Therefore, ultimate FDA approval, if any, may be delayed by several years and may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict if or when we might receive regulatory approval for the use of Ampligen® to treat CFS or for the use of any other products. Even if regulatory approval from the FDA is received for the use of Ampligen® to treat CFS or eventually, for the use of any other product, any approvals that we obtain could contain significant limitations in the form of narrow indications, patient populations, warnings, precautions or contra-indications or other conditions of use, or the requirement that we implement a risk evaluation and mitigation strategy. In such an event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen®, approved. As of December 31, 2017, our accumulated deficit was approximately $308,760,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2017, we had approximately $2,107,000 in cash, cash equivalents and marketable securities (inclusive of approximately $695,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen® and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. We are actively engaged with the FDA, and have had several meetings in order to reach an agreement on the path forward. At this point in time, we cannot predict how long it would take to run an additional trial and submit the data to the FDA for approval of the drug product. We anticipate that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding.

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

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen® and Alferon®. At present, we do not have any agreements with third parties for the supply of any of these materials or we are relying on a limited source of reagent suppliers necessary for the manufacture of Alferon®. We have established relevant manufacturing operations within our New Brunswick, New Jersey facility for the production of Ampligen® polymers from raw materials in order to obtain a more consistent manufacturing basis in the quantities necessary for clinical testing. We had a Supply Agreement with Jubilant Hollister-Stier LLC of Spokane, Washington (“Jubilant”), pursuant to which Jubilant would formulate and package Ampligen® from the key raw materials that we would supply. This Supply Agreement expired March 11, 2014. On January 3, 2017, we entered into a purchase order with Jubilant pursuant to which Jubilant will manufacture a commercial batch of Ampligen® for us. Pursuant to the new order, Jubilant will perform tooling and validation activities as well as final fill and finish services. In July 2016, we reached an agreement with Avecia to serve as an additional contract manufacturer of Ampligen® for use with clinical studies as well as the recently initiated Early Access Program (EAP) in Europe and Turkey. Should there be an unanticipated delay in receiving new product from Jubilant and/or Avecia at that time, or should we experience an unexpected demand for Ampligen® in our clinical studies or pursuant to the EAP, our ability to supply Ampligen® most likely will be adversely affected.

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

We had a Supply Agreement with Jubilant Hollister-Stier LLC of Spokane, Washington (“Jubilant”), pursuant to which Jubilant would formulate and package Ampligen® from the key raw materials that Hemispherx would supply to them. This Supply Agreement expired March 11, 2014. We are working towards an amendment to the existing Supply Agreement which may contain additional fees as part of entering into the extension. In January 2017, we entered into a purchase order to replace the previous purchase commitment with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for us. Pursuant to the new order, Jubilant will perform tooling and validation activities as well as final fill and finish services. The first lot is expected to be manufactured in the second quarter of 2018, once all validation activities are complete.

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

There is no assurance that our manufacturing facility will again be granted a BLA certification by the FDA or return to commercial, large-scale production. In addition, our inability to timely fix the issues caused by the 2016 flood in our manufacturing facility could hinder our ability to sustain sales of our products, if and when such sales commence.

We completed the construction of our facility enhancement project in 2015 which, upon FDA approval, should provide for a higher capacity, more cost effective manufacturing process for the production of Alferon N Injection®. The production of new Alferon® API inventory commenced in February 2015. While the facility is approved by FDA under the BLA for Alferon®, this status will need to be reaffirmed upon the completion of the facility’s enhancements prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status, we will need FDA approval to release the final product confirming the quality and stability to allow commercial sales to resume. For more information, please see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations Business; Our Products; Manufacturing” above for more information. There can be no assurance the BLA status will be recertified by the FDA upon the completion of the enhancement process or that the manufacturing facility will return to commercial, large-scale production for Alferon®. Additionally, there can be no assurance that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards.

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

Ampligen®. Competitors may be developing technologies that are, or in the future may be, the basis for competitive products. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than we do in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, HPB and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for commercial sale with respect to treating CFS in the United States. The dominant competitors with drugs to treat disease indications which we plan to address include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen® on the immune system, we cannot assure that we will be able to compete.

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

The FDA in its February 1, 2013 CRL, provided recommendations to address certain outstanding issues before they could approve Ampligen for Commercial Sales. The Agency stated that the submitted data do not provide substantial evidence of efficacy of Ampligen® for the treatment of CFS and that the data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data.

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

We maintain a limited amount of Products Liability and Clinical Trial insurance coverage world-wide for Ampligen® and Alferon® due to the minimal amount of historical loss claims regarding these products in the marketplace. Any claims against our products, Ampligen® and Alferon N Injection®, could have a materially adverse effect on our business and financial condition.

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

Our business involves the controlled use of hazardous materials, carcinogenic chemicals, flammable solvents and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply in all material respects with the standards prescribed by applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident or the failure to comply with applicable regulations, we could be held liable for any damages that result. However, we have obtained insurance coverage to mitigate any potential significant loss in this area.

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

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets. In addition to general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

●	announcements of the results of clinical trials by us or our competitors;
●	announcements of availability or projections of our products for commercial sale;
●	announcements of legal actions against us and/or settlements or verdicts adverse to us;
●	adverse reactions to products;
●	governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency comments regarding the safety or effectiveness of our products, or the adequacy of the procedures, facilities or controls employed in the manufacture of our products;
●	changes in U.S. or foreign regulatory policy during the period of product development;
●	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
●	conditions and trends in the pharmaceutical and other industries;
●	new accounting standards;
●	overall investment market fluctuation;
●	restatement of prior financial results;
●	notice of NYSE American non-compliance with requirements; and
●	occurrence of any of the risks described in these “Risk Factors”.

Our common stock is listed for quotation on the NYSE American. For the year ended December 31, 2017, the trading price of our common stock has ranged from $0.30to $0.93per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Our stock price may be adversely affected if a significant amount of shares is sold in the public market.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered securities for public sale pursuant to a universal shelf registration statement and we had been selling shares under this shelf registration statement. Since December 5, 2017, we have sold an aggregate of 2,003,563 shares under our under our equity distribution agreements with Maxim Group LLC. In September 2016, we sold 3,333,334 shares of our common stock and issued warrants to purchase 2,500,000 shares of common stock. The warrants were exercised in June and July 2017. In February we sold 1,818,185 shares of our common stock and issued warrants. In February 2017, these warrants were exchanged for warrants to purchase an aggregate of 5,300,000 shares of common stock at an exercise price of $0.45 per share, most exercisable commencing December 1, 2017. We have registered the shares issuable upon exercise of these warrants for public sale and, should the market price of our common stock exceed the exercise price of these warrants, some or all of these warrants may be exercised. There were 2,800,000 warrants with an expiration date of March 1, 2018 and an exercise price on $0.45. These warrants were exercised in January and February 2018. We realized proceeds of $1,260,000 from these exercises.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of substantial amounts of our common stock in the public market, including additional sale of securities pursuant to our equity distribution agreements with Maxim Group LLC or otherwise under the universal shelf registration statement or upon exercise of outstanding options and warrants, could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities. Please see Item 7-Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” in PART II.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our Management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. On November 19, 2002, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002 (the “Record Date”). On November 2, 2012, at the direction of the Board of Directors of the Company amended and restated the Rights Agreement between the Company and its Rights Agent. On November 14, 2017, at the direction of the Board, the Company again amended and restated the Rights Agreement between the Company and, American Stock Transfer & Trust Company, LLC, its current Rights Agent (as amended and restated, the “Rights Agreement”). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a Purchase Price of $21.00 per Unit, subject to adjustment.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We have relocated our principal executive office to 860 N. Orange Avenue, Suite B, Orlando, FL 32801 and our accounting and human resource office to 600 Main Street, Suite 2, Riverton, NJ 08077. We currently lease our principal executive office for $2,227 per month and our accounting and human resource office for about $1,100 per month.

In May 2017, we entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by our assets and property located at 783 Jersey Ave., New Brunswick, New Jersey. As of March 16, 2018, this note was paid off in full. See Note 14 - Note Payable below for a more complete description of the terms of the note payable.

On March 16, 2018, we sold our property located at 783 Jersey Lane, New Brunswick, NJ. This property houses our development and production facilities. The purchase price was $4,080,000 and purchaser received 3,225,806 warrants to purchase common stock. We believe that the sale and lease-back of this building will not have a material impact on our business operations. Simultaneously with the closing of the sale, the purchaser leased the facility back to us. The lease runs for 10 years, with two five year extensions. The initial annual base rent is $408,000 and will continue for the first and second year. In the third and fourth it will escalate at the rate of 2.5% per year. For all subsequent years it will escalate at the rate of 3% per year. We also will be responsible for additional rent consisting of taxes and certain insurance expenses of the purchaser. The lease contains a repurchase option pursuant to which we can repurchase the facility within the initial 10 year lease period. The purchase price would be based on a multiple of the sale price of $4,080,000. The multiple would be 1.05 plus .0025N where N represents the number of months between lease commencement and closing of repurchase.

In February 2018, the Company sold the unencumbered, unutilized, and wholly owned property located at 5 Jules Lane, New Brunswick, New Jersey to Acellories, NJ LLC, a New Jersey limited liability company, pursuant to a sale agreement dated September, 11, 2017. The sale price was $1,050,000.

ITEM 3. Legal Proceedings.

In May 2017, Hemispherx filed a complaint in the Philadelphia County Court of Common Pleas Civil Trial Division against Nitto Avecia Pharma Services, Inc. (“NAPS”), the successor to Avrio Biopharmaceuticals, LLC (“Avrio”), primarily for breach of contract. Pursuant to the applicable agreement, Avrio was to provide fill and finish services of Ampligen®. Hemispherx sought damages due to Avrio’s failures and omissions during the fill and finish process which led to a loss of product. In June 2017, NAPS filed an answer denying liability and counter claiming breach of contract by Hemispherx. In March of 2018, the parties agreed to fully resolve their dispute by agreement for a satisfactory payment to Hemispherx and additional consideration. Final documentation of the settlement is in process and will fully resolve the parties’ claims and disputes.

In December 2017, Hemispherx commenced suit against Biolife Plasma Services, LP., formerly d/b/a Pennsylvania Plasma, a Shire Company (Biolife), asserting breach by Biolife of a contract with Hemispherx pursuant to which Biolife was obligated to supply Hemispherx with leukocytes.  In addition to lost profits from the breach, the Complaint also seeks damages arising from the breach of the implied covenant of good faith and fair dealing.  By agreement, the defendant has not yet formally responded to the suit.  Due to the early stage of the litigation no estimate can be made of the likelihood, amount, or timing of any recovery.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since October 1997 our common stock has been listed and traded on the NYSE American under the symbol HEB. The following table sets forth the high and low list prices for our Common Stock for the last two fiscal years as reported by the NYSE American. Such prices reflect inter-dealer prices, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions. The following prices give retroactive effect to the 12-to-1 reverse stock split effected on August 26, 2016.

	High	Low
COMMON STOCK
Time Period:
January 1, 2017 through March 31, 2017	$0.39	$0.93
April 1, 2017 through June 30, 2017	$0.45	$0.84
July 1, 2017 through September 30, 2017	$0.30	$0.74
October 1, 2017 through December 31, 2017	$0.30	$0.43

January 1, 2016 through March 31, 2016	$2.40	$0.78
April 1, 2016 through June 30, 2016	$1.92	$1.24
July 1, 2016 through September 30, 2016	$2.64	$1.24
October 1, 2016 through December 31, 2016	$1.26	$0.65

As of March 26, 2018, there were approximately 180 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

On March 26, 2018, the last sale price for our common stock on the NYSE American was $0.44 per share.

We have not paid any cash dividends on our Common Stock in recent years. It is management’s intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of our business.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of Outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	2,038,795	$4.08	533,170

Equity compensation plans not approved by security holders:	7,334,490	$0.63	-

Total	9,373,285	$1.38	533,170

ITEM 6. Selected Financial Data (in thousands except for share and per share data).

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2017 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

Year Ended December 31	2013	2014	2015	2016	2017
Statement of Operations Data:
Revenues and license fee income	$150	$197	$133	$92	$437
Total costs and expense(1)	17,317	19,296	16,783	13,896	11,853
Interest expense and financing costs	16	11	3	-	139
Redeemable warrants valuation adjustment	(281)	(14)	-	1,677	2,417
Net loss	(16,225)	(17,450)	(15,230)	(7,502)	(8,259)
Net loss applicable to common stockholders	(16,225)	(17,450)	(15,230)	(7,502)	(8,259)
Basic and diluted net loss per share	$(1.20)	$(1.08)	$(0.77)	$(0.34)	$(0.29)
Shares used in computing basic and diluted net loss per share	13,943,799	15,690,998	19,679,315	21,818,206	28,676,076
Balance Sheet Data:
Working capital	$16,020	$12,071	$8,138	$4,506	$798
Total assets	31,867	29,440	22,804	18,873	14,207
Debt, net of discount	—	—	—	—	1,835
Stockholders’ equity	29,298	25,004	20,371	15,498	8,703
Cash Flow Data:
Cash used in operating activities	(16,901)	(13,964)	(16,053)	(7,380)	(7,941)
Capital expenditures	$(898)	$(504)	$(240)	$(160)	$(20)

(1)	General and Administrative expenses include stock compensation expense of $376, $326, $181, $410 and $571 for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is related to our financial condition and results of operations for the three years ended December 31, 2017. This information should be read in conjunction with ITEM 6 – “Selected Financial Data” and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K.

Statement of Forward-Looking Information

Certain statements in the section are “forward-looking statements”. You should read the information in “Cautionary Statement Regarding Forward-Looking Statements” set forth before Part I of this report above for more information about our presentation of information.

Fair Value

We have issued warrants (the “Warrants”) in August 2016, February 2017, June 2017 and August 2017 that are single compound derivatives containing both an embedded right to obtain stock upon exercise (a “Call”) and a series of embedded rights to settle the Warrants for cash upon the occurrence of certain events (each, a “Put”). Generally, the Put provisions allow the Warrant Holders liquidity protection; the right to receive cash in certain situations where the Holders would not have a means of readily selling the shares issuable upon exercise of the Warrants (e.g., where there would no longer be a significant public market for our common stock). However, because the contractual formula used to determine the cash settlement value of the embedded Put requires use of certain assumptions, the cash settlement value of the embedded Put can differ from the fair value of the unexercised embedded Call option at the time the embedded Put option is exercised.

We recompute the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If we were to alter our assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

RESULTS OF OPERATIONS

Year ended December 31, 2017 versus year ended December 31, 2016

Our net loss was approximately $8,259,000 and $7,502,000 for the years ended December 31, 2017 and 2016, respectively, representing an increase in loss of approximately $757,000 or 10% when compared to the same period in 2016. This increase in loss for the year ended December 31, 2017 was primarily due to the following:

1)	a decrease in the gain from sale of income tax net operating losses of $2,079,000;
2)	a decrease in net insurance proceeds of $1,626,000 received in 2016 but none in 2017;
3)	an increase in interest and finance costs of $139,000 from the May 2017 note payable; offset by,
4)	a decrease in research and development expense of $1,009,000 or 20%;
5)	a decrease in general and administrative expense of $1,109,000 or 14%;
6)	an increase in Ampligen® sales of approximately $345,000; and
7)	an increase from the redeemable warrant valuation of $740,000.

Net loss per share was $(0.29) and $(0.34) for the years ended December 31, 2017 and 2016, respectively. The weighted average number of shares of our common stock outstanding as of December 31, 2017 was 28,676,076 as compared to 21,818,206 as of December 31, 2016.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $437,000 and $92,000 for the years ended December 31, 2017 and 2016, respectively. The increase in revenues of $345,000, an increase of 375%, between periods was primarily due to our EAP through our agreement with myTomorrows designed to enable access of Ampligen® to pancreatic cancer patients in the Netherlands. For the years ended December 31, 2017 and 2016, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $1,183,000 and $1,108,000, respectively, for the years ended December 31, 2017 and 2016, representing an increase of $75,000 in production costs in the current period. These costs primarily represent stability testing and pre-production expenses related to Alferon®.

In addition, we recorded a charge in the current period of $211,000 related to amounts paid to Althea for costs to fill and finish Alferon® and had recorded these amounts within Work-In-Process inventory. We no longer believe that the benefits from these payments will be realized and have written off the amount in the current period.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the year ended December 31, 2017 were approximately $4,098,000 as compared to $5,107,000 for the same period a year ago, reflecting a decrease of approximately $1,009,000 or 20%. The primary reason for the decrease in research and development costs was an overall decrease in Ampligen® and Alferon® costs as a result of cost cutting programs.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the years ended December 31, 2017 and 2016, were approximately $6,572,000 and $7,681,000, respectively, reflecting a decrease of approximately $1,109,000 or 14%. The decrease in G&A expenses during the current period was mainly due to a one-time charge of $850,000 in 2016 resulting from a severance payment to a former executive upon termination.

Interest and Other Income

Interest and other income for the years ended December 31, 2017 and 2016 was approximately $88,000 and $129,000, respectively, representing a decrease of approximately $41,000 or 32%. The primary cause for the decrease in investment income during the current period was primarily due to lower balances available to invest in the current period as compared to the prior period.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the year ended December 31, 2017 amounting to a higher gain of approximately $740,000 (see Part I; Item 1; Financial Statements; “Note 17: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Insurance Proceeds from Legal Settlement

During the year ended December 31, 2016 insurance proceeds, net of costs, of approximately $1,626,000 were received from the settlement of litigations. There were no insurance proceeds received in the year ended December 31, 2017.

Sale of New Jersey Tax Net Operating Loss

In January 2016, the Company effectively sold $16,000,000 of its approximately $29,000,000 of New Jersey state net operating loss carryforwards (for the year 2014) for approximately $1,320,000 and sold research credits for $241,000. Also, in December 2016, the Company effectively sold $14,000,000 of its New Jersey state net operating loss carryforwards (for the year 2015) for approximately $1,120,000 and sold research credits for $189,000. In December 2017, the Company effectively sold $8,000,000 New Jersey state net operating loss for approximately $622,000 and sold research credits for $169,000.

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

Production Costs

Production costs were approximately $1,108,000 and 1,598,000, respectively, for the years ended December 31, 2016 and 2015. This decrease of approximately $490,000 or 31% was primarily due to a decline in ongoing stability testing on Alferon® Work-In-Process inventory.

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

Sale of New Jersey Tax Net Operating Loss

In January 2016, the Company effectively sold $16,000,000 of its approximately $29,000,000 of New Jersey state net operating loss carryforwards (for the year 2014) for approximately $1,320,000 and sold research credits for $241,000. Also, in December 2016, the Company effectively sold $14,000,000 of its New Jersey state net operating loss carryforwards (for the year 2015) for approximately $1,120,000 and sold research credits for $189,000. In January 2015, the Company effectively sold $14,291,000 of its approximately $28,000,000 of New Jersey state net operating loss carryforwards (for the year 2013) for approximately $1,374,000, representing an increase in cash gain of $1,496,000 or 109% (see Part II; Item 8; Financial Statements and Supplementary Data; “Note 13: Income Tax”) for the year ended December 31, 2016 as compared to the same period in 2015.

Redeemable Warrants

The quarterly fiscal revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the year ended December 31, 2016 and 2015 amounting to a gain of approximately $1,677,000 and $0, respectively, (see Part II; Item 8; Financial Statements and Supplementary Data; “Note 17: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Liquidity and Capital Resources

Under new leadership and direction, we have set and met extensive financial goals. In February 2018, we sold an under-utilized warehouse at Jules lane for $1,050,000. In March 2018, we sold our manufacturing facility for $4,080,000 while simultaneously entering into a favorable long term lease with an option to repurchase the facility. In February and March, 2018, we realized $1,260,000 through the exercising of outstanding warrants. In December 2017, we reactivated the EDA and, through strategic management, have raised $853,000 and, most recently, on March 24, 2018, we sold common stock netting us an additional $475,000. In short, we have raised in excess of $5,000,000 allowing us to move forward free of debt.

Cash used in operating activities for the year ended December 31, 2017 was approximately $7,941,000 compared to approximately $7,380,000 for the same period in 2016, an increase of $561,000 or 8%. The primary reasons for this increase in cash used in operations in 2017 was the receipt of $2,870,000 in funds in 2016 from the sale of our New Jersey state net operating loss carryforwards and $1,626,000 of insurance proceeds for litigation settlements. In 2017 we received only $791,000 from the sale of our New Jersey net operating loss carryforwards.

Cash provided by investing activities for the year ended December 31, 2017 was approximately $2,730,000 compared to cash provided by investing activities of approximately $2,916,000 for the same period in 2016, representing a decrease of $186,000. The primary reason for the decrease was the sale of marketable securities of approximately $2,799,000 during the current period compared to $3,370,000 the year ended December 31, 2016.

Cash provided by financing activities for the year ended December 31, 2017 was approximately $4,215,000 compared to approximately $4,757,000 for the same period in 2016, a decrease of $542,000. The primary reason for this decrease was that we received net proceeds of $2,417,000 from the sale of shares of our common stock and $1,900,000 from a note payable, net of $102,000 debt issuance costs in the current period compared to $4,744,000 from the sale of shares in the corresponding period in 2016.

As of December 31, 2017, we had approximately $2,107,000 in cash, cash equivalents and marketable securities, inclusive of approximately $695,000 in Marketable Securities, representing a decrease of approximately $3,761,000 from December 31, 2016.

If we are unable to commercialize and sell Ampligen® and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. In this regard, due to the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility and to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection and to commercialize our products. However, there is no assurance that such financing will be available.

In an effort to conserve cash, effective with the semi-monthly period ended April 30, 2017, all of the members of the Company’s Board of Directors agreed to accept 100% of their directors’ fees in the form of options to purchase Company Common Stock. This program was terminated as of August 31, 2017. As of September 1, 2017, the directors agreed to defer 100% of their fees until cash is available. On February 13, 2018, 226,023 options were issued to each of the two independent directors with an exercise price of $0.37 for a period of 10 years with a vesting period of 3 years.

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

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon®.

We reactivated our Equity Distribution Agreement with Maxim Group LLC (the “EDA”) under our universal shelf registration statement in December 2017. Since December 5, 2017, we have sold an aggregate of 2,003,563 shares under the EDA for proceeds of $853,000 net of $26,000 in commissions. Pursuant to our prospectus supplement dated February 7, 2018, we are currently able to sell up to 6,549,157 of our common stock (inclusive of the above shares sold to date) under the EDA. The actual number of shares that we can sell and the proceeds to be received therefrom are dependent upon the market price of our common stock.

In February 2017, we entered into Securities Purchase Agreements (each, a “Purchase Agreement”) with certain investors for the sale by us of 1,818,185 shares of our common stock at a purchase price of $0.55 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 1,363,639 shares of common stock for aggregate net proceeds of approximately $875,000. We also issued placement agent warrants for the purchase of an aggregate of 90,910 shares of our common stock.

In May 2017, we entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by our assets and property located at 783 Jersey Ave., New Brunswick, New Jersey. We paid interest on this note at a fixed rate of 12% per annum. We were permitted to prepay the line without penalty commencing after six months. The balance on this note was $1,835,000 as of December 31, 2017, however, it was paid off on March 16, 2018 in conjunction with the sale of 783 Jersey Ave.

On March 16, 2018, we sold our property located at 783 Jersey Ave, New Brunswick, NJ for $4,080,000 and the purchasers received 3,225,806 warrants to purchase common stock. Simultaneously therewith, we leased the facility back. See “Part 2. Properties.”

In February 2018, the Company sold the unencumbered, unutilized, and wholly owned property located at 5 Jules Lane, New Brunswick, New Jersey to Acellories, NJ LLC, a New Jersey limited liability company, pursuant to a sale agreement dated September, 11, 2017. The sale price was $1,050,000.

In June 2017, pursuant to an offer (the “Exchange Transaction”) to the holders of warrants issued to investors in September 2016 (the “2016 Warrants”), the exercise price of the 2016 warrants was changed to $0.50. As a result the warrant holders exercised 2016 Warrants and purchased 2,370,000 shares of Company common stock. The Company realized net proceeds of $1,055,000 from this exercise. As part of the Exchange Transaction, the Company issued 2,370,000 series A warrants with an exercise price of $0.60 per share, an initial exercise date of December 1, 2017 and expiring March 6, 2022, and 7,584,000 series B warrants with an exercise price of $0.60, an initial exercise date of December 1, 2017 per share and expiring March 1, 2018. These warrants were exercised in January and February 2018 for proceeds of $1,260,000. In addition, in July 2017, the warrant holders exercised the remaining 130,000 2016 Warrants and purchased 130,000 shares of common stock. The Company realized net proceeds of $65,000 from this exercise. In conjunction with the foregoing the Company issued 130,000 series A warrants with an exercise price of $0.60 per share and an initial exercise date of January 10, 2018 and expiring March 6, 2022, and 416,000 series B warrants with an exercise price of $0.60 and an initial exercise date of January 10, 2018.

In August 2017, the Holders of the series A warrants and series B warrants exchanged all of their series A warrants and series B warrants for new warrants (respectively, the “Series A Exchange Warrants” and the “Series B Exchange Warrants” and, collectively, the “Exchange Warrants”) identical to the series A warrants and series B warrants except as follows: the exercise price of both Exchange Warrants is $0.45 per share, subject to adjustment therein, and the number of Series B Exchange Warrants issued was proportionately reduced so that all Exchange Warrants in the Exchange Transaction do not exceed 19.9% of the number of the Company’s issued and outstanding shares of Common Stock as of May 31, 2017, the date of the Exchange Transaction offer letters. The issuance of the Exchange Warrants by the Company and the shares of Common Stock issuable upon exercise of the Exchange Warrants is exempt from registration pursuant to Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). There were 2,800,000 warrants with an expiration date of March 1, 2018 and an exercise price on $0.45. These warrants were exercised in January and February 2018. The Company realized proceeds of $1,260,000 from these exercises.

There can be no assurances that, if needed, we will be able to raise adequate funds from these or other sources or enter into licensing, partnering or other arrangements to advance our business goals. Our inability to raise such funds or enter into such arrangements, if needed, could have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash. Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, acquisitions of intellectual property or assets, enhancements to the manufacturing process, competitive and technological advances, the regulatory processes including the commercializing of Ampligen® products or new utilization of Alferon® products. See Part II, Item 1A. Risk Factors; “We will require additional financing which may not be available”.

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

	(dollars in thousands) Obligations Expiring by Period
Contractual Cash Obligations	Total	2018	2019	2020	2021	2022-2028

Operating Leases- see Note 18 subsequent event sale lease back of building	$4,505	$306	$408	$416	$426	$2,949

Total	$4,505	$306	$408	$416	$426	$2,949

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

Revenue

The Company has elected to apply the Full Retrospective Application to implement the new revenue recognition standard ASC 606. The Company, based on the nature of its Ampligen sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy GAAP and that difficulties will not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard will have little or no impact to the Company’s opening balance of retained earnings.

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

We use the lower of first-in, first-out (“FIFO”) cost and net realizable value method of accounting for inventory.

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

Our method of recording the related value attempts to be consistent with the standards as defined by the Financial Accounting Standards Board utilizing the concept of “Fair Value” from ASC 820-10-55-1 that states that any fair value measurement requires that the reporting entity, to determine the valuation technique(s) appropriate for the measurement, consider the availability of data with which to develop inputs that represent the assumptions that market participants would use in pricing the asset or liability and the level in the fair value hierarchy within which the inputs fall.

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

Concentration of credit risk, with respect to receivables, is limited through our credit evaluation process. We do not require collateral on our receivables. Our receivables historically consisted principally of amounts due from wholesale drug companies. At December 31, 2016, there were no receivables.

All sales for years ended December 31, 2017 and 2016 were prepaid by the customer related to the Ampligen® cost recovery treatment program.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We had approximately $2,107,000 in cash, cash equivalents and Marketable Securities at December 31, 2017. To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts or three to twelve month financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 8. Financial Statements and Supplementary Data.

The consolidated balance sheets as of December 31, 2017 and 2016, and our consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, together with the report of RSM US LLP, our independent registered public accountants, is included at the end of this report. Reference is made to the “Index to Financial Statements and Financial Statement Schedule” on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A. Controls and Procedures.

Effectiveness of Control Procedures

As of December 31, 2017, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2017 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). Based on this assessment, Management has not identified any material weaknesses as of December 31, 2017. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers and Corporate Governance.

The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
Thomas K. Equels, Esq.	65	Chief Executive Officer, President and Director
Peter W. Rodino III	66	Executive Director Gov’t Relations, General Counsel, & Secretary
William M. Mitchell, M.D., Ph.D.	83	Chairman of the Board and Director
Stewart L. Appelrouth	64	Director
Adam Pascale	70	Chief Financial Officer
David R. Strayer, M.D.	72	Chief Scientific Officer and Medical Director
Wayne S. Springate	46	Senior Vice President of Operations

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

THOMAS K. EQUELS, Esq. - Director Qualifications:

●	Leadership Experience – Owner and former President, Managing Director of Equels Law Firm;
●	Industry Experience –legal counsel to Hemispherx; and
●	Scientific, Legal or Regulatory Experience - Law degree with over 25 years as a practicing attorney specializing in litigation.

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

Mr. Appelrouth graduated from Florida State University in 1975 and received his Master’s Degree in Finance from Florida International University in 1980. The Board has determined Mr. Appelrouth to be an Independent Director as required under Section 803(2) of the NYSE: American Company Guide and Rule 10A-3 under the Exchange Act.

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

ADAM PASCALE was promoted to Chief Financial Officer on February 22, 2016. He is also the Company’s Chief Accounting Officer. Mr. Pascale has been employed with the Company for 23 years, with more than two decades of public accounting experience and prior public company experience. He earned a Bachelor of Arts degree in Accounting and Finance from Rutgers University. Mr. Pascale served for several years as a CPA prior to joining Hemispherx, and is a member of both the American and the Pennsylvania Institutes of Certified Public Accountants.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our Officers and Directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we found that, during the fiscal year ended December 31, 2017, all of our Officers and Directors had complied with all applicable Section 16(a) filing requirements on a timely basis with regard to transactions occurring in 2017

Audit Committee and Audit Committee Expert

The Audit Committee of our Board of Directors consists of William Mitchell, M.D. and Stewart L. Appelrouth. Dr. Mitchell and Mr. Appelrouth are determined by the Board of Directors to be Independent Directors as required under Section 803(2) of the NYSE: American Company Guide and Rule 10A-3 under the Exchange Act. The Board has determined that Mr. Appelrouth qualifies as an “audit committee financial expert” as that term is defined by Section 803B(2) of the NYSE: American Company Guide and the rules and regulations of the SEC.

We believe Dr. Mitchell and Mr. Appelrouth to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this Committee. The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements and internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance; (ii) prepare the reports or statements as may be required by NYSE American or the securities laws; (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls; (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and (v) review disclosures by our independent registered public accounting firm concerning relationships with us and the performance of our independent accountants.

This Audit Committee formally met 7 times in 2017 with all committee members in attendance. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.

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

Scientific Advisory Board

In August 2016, the Company formed the Scientific Advisory Board (the “SAB”). The SAB was established to leverage its member’s scientific and pharmaceutical expertise and advice to advance our drug development programs by providing guidance on steering us forward and capitalizing on business opportunities as well as interactions with the FDA. It is responsible for: (i) reviewing all submissions made by us to the FDA and other regulators to ensure that the submissions fully, accurately, and timely describe the status of any clinical trials, tests, or other studies or analyses of drug safety and efficacy undertaken by us, and any agreements, protocols, or guidance provided by relevant regulatory agencies; and (ii) monitoring and supervising our relationship with the FDA. The SAB shall have free and open access to our scientific and executive personnel, including the Chief Scientific Officer and the members of our Board of Directors. The SAB is comprised of William Mitchell, M.D., Chairman, and Ronald Brus, M.D., W. Neal Burnette, M.D., and Christopher Nicodemus, M.D., all of whom are members. The SAB reports to the independent directors of the Company and closely interacts with the Disclosure Controls Committee. The Scientific Advisory Board met two times in 2017.

Disclosure Controls Committee

In August 2011, our Board formed the Disclosure Controls Committee (“DCC”). The DCC reports to the Audit Committee and is responsible for procedures and guidelines on managing disclosure information.

The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations. Wayne Springate, Senior Vice President of Operations is the DCC’s Investor Relations Coordinator and Chairperson. The other members of the DCC are Peter Rodino, our General Counsel, William Mitchell, one of our Independent Directors, Dr. David Strayer, our Chief Scientific Officer, Adam Pascale, our Chief Financial and Accounting Officer, and Ann Marie Coverly, Director of HR and Administration serving as the Deputy Investor Relations Coordinator. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”. The DCC actively met on numerous occasions in 2017.

Executive Committee

In February 2016, our Board formed the Executive Committee. The Executive Committee reports to the Board and its purpose is to aid the Board in handling matters which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board. Mr. Equels, our Chief Executive Officer is the chairman of the Committee, along with two of our independent directors, Mr. Appelrouth and Dr. Mitchell. The full text of the Executive Committee Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”. The Committee did not meet in 2017.

Code of Ethics

Our Board of Directors adopted a revision to the 2003 Code of Ethics and business conduct for officers, directors, employees, agents and consultants on October 15, 2009. The principal amendments included broadening the Code’s application to our agents and consultants, adoption of a regulatory compliance policy and adoption of a policy for protection and use of Company computer technology for business purposes only. On an annual basis, this Code is reviewed and signed by each Officer, Director, employee and strategic consultant with none of the amendments constituting a waiver of provision of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, or persons performing similar functions.

You may obtain a copy of this Code by visiting our web site at www.hemispherx.net (Investor Relations / Corporate Governance) or by written request to our office at 600 East Main Street, Riverton, NJ.

ITEM 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow. For the purposes of discussion and analysis, the following NEOs are included in the narratives, tables and related disclosures that follow:

●	Thomas K. Equels, Chief Executive Officer (“CEO”) and President;
●	Adam Pascale, Chief Financial Officer (“CFO”); and
●	Peter Rodino, General Counsel and Company Secretary (“CS”)

Overview of Our Business Environment

Hemispherx is a specialty pharmaceutical company headquartered in Orlando, Florida and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based chronic disorders. We were first formed in 1966 and in the early 1970s were doing contract research for the National Institutes of Health. Since that time, we have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

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

Governance of Compensation Committee

The Compensation Committee consists of the following two directors, each of whom is “independent” under applicable NYSE American rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Exchange Act, and an “Outside Director” as defined under the U.S. Treasury regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”): Dr. William Mitchell, M.D. (Chair) and Stewart L. Appelrouth. The Compensation Committee makes recommendations concerning salaries and compensation for senior management and other highly paid professionals or consultants to Hemispherx. The full text of the Compensation Committee’s Charter, as approved by the Board, is available on our website: www.hemispherx.net in the “Investor Relations” tab under “Corporate Governance”.

This Committee formally met two times in 2017 and all committee members were in attendance for the meetings with the exception of one meeting. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

Results of Stockholder Advisory Vote on Executive Compensation

At the September 13, 2017 Annual Meeting of Stockholders, the Stockholders approved the annual, non-binding advisory vote on Executive Compensation.

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

The following table summarizes the roles of each of the key participants in the executive compensation decision-making process:

Compensation Committee	●	Fulfills the Board of Directors’ responsibilities relating to compensation of Hemispherx’ NEO, other non-officer Executives and non-Executives.

	●	Oversees implementation and administration of Hemispherx’ compensation and employee benefits programs, including incentive compensation and equity compensation plans.

	●	Reviews and approves Hemispherx’ goals and objectives and, in light of these, evaluates each NEO’s performance and sets their annual base salary, annual incentive opportunity, long-term incentive opportunity and any special/supplemental benefits or payments.

	●	Reviews and approves compensation for all other non-officer Executives of Hemispherx including annual base salary, annual incentive opportunity, long-term incentive opportunity and any special/supplemental benefits or payments.

	●	In consultation with the CEO and CFO, reviews the talent development process within Hemispherx to ensure it is effectively managed and sufficient to undertake successful succession planning.

	●	Reviews and approves employment agreements, severance arrangements, issuances of equity compensation and change in control agreements.

Chairman and CEO	●	Presents to the Compensation Committee the overall performance evaluation of, and compensation recommendations for, each of the NEO and other non-officer Executives.

Chief Financial Officer and	●	Reports directly or indirectly to the Chief Executive Officer.
Director of Human Resources
	●	Assists the Compensation Committee with the data for competitive pay and benchmarking purposes.

	●	Reviews relevant market data and advises the Compensation Committee on interpretation of information, including cost of living statistics, within the framework of Hemispherx.

	●	Informs the Compensation Committee of regulatory developments and how these may affect Hemispherx’ compensation program.

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

Use of Compensation Data

Our compensation plans are developed by utilizing publicly available compensation data for national and regional companies in the biopharmaceutical industry as well as web sites that specialize in compensation and/or employment data. We believe that the practices of this group of companies and/or data obtained from employment industry organizations, provide us with appropriate compensation benchmarks necessary to review the compensation recommendations by the CEO, CFO and/or Human Resources Department. Prior to 2016, the Committee did not engage the services of an independent compensation consultant, but alternatively utilized web-based organizations and databases such as Salary.com, to help them analyze compensation data and compare our programs with the practices of similar national and/or regional companies represented in the biopharmaceutical industry. In 2016, the Board of Directors, based upon the recommendation of the Compensation Committee, engaged Steven Hall Partners, an independent compensation consultant, to review and improve executive compensation arrangements and ensure they are in line with industry standards. The Compensation Committee recommended the consultant based upon candidates suggested to it by its independent counsel and will review performance of the independent consultant at least annually.

Elements of Executive Compensation

The Compensation Committee has adopted a mix among the compensation elements in order to further our compensation goals. The elements include:

●	Base salary (impacted by cost of living adjustments);
●	Variable compensation consisting of a cash bonus based upon individual and overall Company performance;
●	Performance incentive bonus based on the accomplishment of Company sales milestones or activity;
●	Long-term bonus incentive programs consisting of the Employee Bonus Pool Program;
●	Stock option grants with exercise prices set in excess of fair market value at the time of grant and not vesting sooner than one year from the date of issuance; and
●	Adoption of a policy to facilitate compliance with Dodd-Frank’s Claw-Back Compensation Recoupment provisions.

Executive compensation consists of the following elements:

Base Salary

Base salaries for our Executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that Executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. For those NEO with employment agreements, base salary is determined and set forth in the agreement and the Compensation Committee reviews the base salary prior to renewal of such agreement. Base salaries for the other NEO are normally reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. While this review process would normally occur in the fourth quarter of each year, in recent years this review has occurred when NEO’s employment agreements required restatement, amendment or replacement. The Company compensation Committee did not authorized a non-discriminatory and universally applied cost of living increase to the base salaries of all full-time employees in the years December 31, 2017, 2016 and 2015. Additional changes to our NEO’s base salaries could be undertaken in a future determination by the Compensation Committee at its discretion. During 2017 and 2016, none of the employment contracts of NEOs were created, amended or restated. Mr. Equels employment agreement automatically extended for an additional three-year period upon his original agreement expiring as of December 31, 2016. We are currently in negotiations with Mr. Equels on a new employment agreement. We are utilizing an independent compensation consultant for assistance in negotiating the terms and conditions of this agreement. Mr. Rodino does not currently have an employment agreement with the Company.

Senior Executive and Director Compensation Deferral Plan and Employee Pay Reduction Plan

After reviewing our financial condition and anticipated needs to pursue our goals, our Board determined that we needed to find additional funding sources and reduce on-going expenses. To this end, on August 22, 2017, at the recommendation of the Compensation Committee, the Board authorized the Executive Compensation Deferral Plan, the Employee Pay Reduction Plan and the Directors’ Compensation Deferral Plan. Employees, executives and directors agreed to the Plans.

Pursuant to the Executive Compensation Deferral Plan, the following executives agreed to a 40% deferral of pay commencing for the first pay period in September 2017 and continuing until discontinued by the Board: Thomas Equels, Peter Rodino, Adam Pascale, Wayne Springate and Carol Smith. The deferred pay will be paid to these executive when determined by the Board. On February 13, 2018, the board issued to these executives common stock purchase options with an exercise price of $0.37 per shares, the closing price of the Common Stock on the NYSE American on August 25, 2017, for their agreement to defer compensation. The number of options was calculated by dividing the deferred salary amount by $0.37.

Pursuant to the Employee Pay Reduction Plan, employees agreed to receive their salaries 50% in cash and 50% in the form of common stock during each semi-monthly payroll period commencing with the first pay period of September 2017 and continuing until discontinued by the Board.

Pursuant to the Directors’ Compensation Deferral Plan, the Directors agreed to a 100% deferral of their Directors’ fees commencing for the first compensation pay period in September 2017 and continuing until discontinued by the Board. The deferred fees will be paid to the Directors when determined by the Board. The Board members received common stock purchase options with an exercise price of $0.37 per shares, the closing price of the Common Stock on the NYSE American on August 25, 2017, for their agreement to defer compensation. The number of options was calculated by dividing the deferred directors’ fee amount by $0.37.

Senior Executive Deferred Cash Performance Award Plan & Voluntary Incentive Stock Award Plan

The Executive Plan

The Executive Plan was established in January 2016 to both conserve cash and create appropriate incentives for senior executives to be rewarded based upon the performance of the Company. The two participants were Dr. William A. Carter, the Company’s former Chairman of the Board, Chief Executive Officer and Chief Scientific Officer, and Thomas K. Equels, the Company’s current Chief Executive Officer, President and Executive Vice Chairman of the Board. However, Dr. Carter’s participation in the Plan ended in February 2016 upon his termination of employment. The Executive Plan provided for a change to the amount to be withheld from salary and director’s fees (collectively, “Compensation”) of Mr. Equels for the 3-month period commencing February 1, 2016 for the semi-monthly payroll period ended February 15, 2016 (the “Initial Period”) and thereafter. For the payroll periods ended on February 15 and 29, 2016, 50% of Mr. Equels’ Compensation was withheld. For the remainder of the Initial Period, 100% of Mr. Equels’ Compensation was withheld. Following the Initial Period and during any period the Executive Plan is in effect, the percentage withheld from Mr. Equels’ Compensation was at least 50% thereof, provided that any amounts in excess of 50% would be as agreed upon by the Committee and Mr. Equels. Notwithstanding the foregoing, the amount of Compensation to be withheld during any periods commencing on and after March 1, 2016 did not include the amount necessary, on an after-tax basis, to fund applicable FICA, FUTA and other governmental welfare benefit taxes (both federal and state) and any health or other insured benefits for which Mr. Equels contributes to the cost.

The Executive Plan was in effect for three months beginning with the commencement of the Employee Plan described below and was extended for additional periods of three months thereafter subject to termination by the Company with the approval of the Board. Mr. Equels participated during each three-month period the Executive Plan was in effect (each such period, an “Executive Plan Period”). By participating in the Executive Plan, Mr. Equels authorized the Company to withhold 50% of the sum of his salary, consulting and director’s fees on each semi-monthly payroll date (each, a “Withholding Date”) occurring during the applicable Executive Plan Period. The Company established and maintained a record of the dollar amount withheld on each Withholding Date (each, a “Withheld Dollar Amount”) and the closing price of a share of the Company’s common stock (the “Stock”) on the NYSE American on the last trading day preceding the Withholding Date (each, a “Base Stock Price”).

On the 9-month anniversary of each Withholding Date (each, a “Payment Date”), if the Payment Condition, as defined below, in respect of the Withheld Dollar Amount on such Withholding Date is satisfied, the Company would pay Mr. Equels an amount in cash (the “Performance Cash Payment”) equal to (a) the product of the applicable Withheld Dollar Amount multiplied by a fraction, the numerator of which was the closing price of the Stock on the NYSE American for the last trading date preceding the Payment Date (a “Payment Stock Price”), and the denominator of which was the applicable Base Stock Price, less (b) the minimum withholding taxes due in respect of such payment. The Payment Condition was that the closing price of the Stock for at least five (5) successive trading days during the period beginning on the applicable Withholding Date and ending on the applicable Payment Date must have been at least $0.20 per share. If the Payment Condition was not fully satisfied with respect to a Withheld Dollar Amount then the Performance Cash Payment would be zero and Mr. Equels would lose the entire amount withheld. In 2016, Mr. Equels earned $131,000 in accordance with the Executive Plan, as the price of our stock was above $0.20 for 5 successive trading days.

The Executive Plan was administered and interpreted by the Compensation Committee. The Compensation Committee had the authority to make appropriate adjustments to the Base Stock Price and the Payment Stock Price to reflect stock splits and stock combinations.

The Employee Plan

Pursuant to the Employee Plan, all full-time employees and directors, other than Mr. Equels participated in the plan. The Employee Plan was in effect for three months commencing on February 1, 2016 and was extended for additional periods of three months thereafter subject to termination by the Company with the approval of the Board. Eligible employees and directors could elect to participate during any three-month period the Employee Plan was in effect (each, an “Employee Plan Period”) subject to election prior to the commencement of any such period Employees and Directors who elect to participate in the Employee Plan (the “Participants”) could elect to cease their participation at the end of any Employee Plan Period.

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

On the anniversary date on which the Participant was paid in accordance with his or her election (the “Payment Date”), the Company determined, for tax withholding and basis purposes, the value of each Participant’s Amount for which payment was made. The value on the Payment Date was based on the closing price of a share of Stock on the NYSE American for the trading day preceding the Payment Date. On any date Stock was issued, the number of shares needed for sale to cover the related withholding taxes was determined by the Company and communicated to the Participant. Unless the Participant elects prior to the commencement of the applicable Employee Plan Period to pay the withholding tax dollar amount directly to the Company on or before the Payment Date, the Company will withhold the required minimum withholding tax from any amounts due the Participant on such Payment Date by either, in its discretion, (a) reducing the number of shares of Stock to be issued to the Participant by the number of shares of Stock having a value equal to the applicable withholding taxes or (b) causing to be sold on the open market that number of shares of Stock issued to the Participant which is necessary to fund the payment of the withholding tax.

The Employee Plan was administered and interpreted by the Compensation Committee and all full-time employees opted to participate in the Employee Plan.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all NEO and certain senior, non-officer Executives. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary. As provided in their respective employment agreements, during the year ended December 31, 2017, the following NEOs were eligible for an annual performance bonus based on their salaries, the amount of which, if any, is determined by the Board of Directors in its sole discretion based on the recommendation of the Compensation Committee:

●	Thomas Equels, CEO & President (bonus opportunity up to 25%);
●	Adam Pascale, Chief Financial Officer (bonus opportunity up to 25%).

The Compensation Committee utilizes annual incentive bonuses to compensate NEO and certain senior, non-officer executives (the “Executive Team”) for attainment or success towards overall corporate financial and/or operational goals along with achieving individual annual performance objectives. These objectives will vary depending on the individual Executive, but generally relate to strategic factors such as establishment and/or maintenance of key strategic relationships, development of our products, identification, research and/or development of additional products, enhancing financial factors such as raising capital, cost containment and/or improving the results of operations. The Compensation Committee, in light of established individual and Company-wide goals and objectives, evaluated the performance of each NEO, key executive and overall staff in order to determine each respective annual incentive opportunity including an analysis by the Compensation Committee that provides the following information.

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

The Compensation Committee also undertook the initial steps to review and reestablish goals and objectives for the Executive Team regarding bonuses. On an overall basis, all bonus eligible member of the Executive Team would share the following Company-wide goals:

A.	Regulatory approval and sales of Ampligen® for the treatment of Chronic Fatigue Syndrome in any country or regional jurisdiction;
B.	Significant regulatory advancement for the approval of Ampligen® for any non-CFS indication in any country jurisdiction. These indications include cancer vaccines, vaccines for infectious indications including bioterror/biowarfare, burns or other inducers of traumatic immunodeficiency;
C.	Regulatory approval and sales of Alferon® for the treatment of any non-CFS indication in any country jurisdiction;
D.	Any merger, acquisition, or partnership that quantitatively improves the value of the company;
E.	Any governmental grant and/or contact, singly or in the aggregate for R & D or commercial product;
F.	Continued productive interaction with the FDA concerning issues necessary for approval of Ampligen® for CFS;
G.	Continued progress towards non-USA approval of Ampligen® for Chronic Fatigue Syndrome;
H.	An overall strategic plan for Ampligen® and Alferon® to be submitted to the Board;
I.	Strategic plans for the marketing and partners for Ampligen® to be submitted to the Board;
J.	Continued development of enhancement of vaccines requiring Ampligen®;
K.	Success in the protection of Company Intellectual Property;
L.	Progress in the return to commercialization of Alferon N Injection®;
M.	Continued development of Ampligen® and Alferon N Injection® for treatment of influenza;
N.	Maintaining the overall financial strength of the Company and operations consistent with the budget;
O.	Implementation of research & development partnerships;
P.	Implementation of Ampligen® clinical trials in cancer with commercial partner(s);
Q.	Implementation of Ampligen® clinical trials in cancer with academic partner(s);
R.	Increase in clinical trials of Alferon N Injection® and additional indications; and,
S.	Acquisition of complimentary pharmaceutical technologies and/or drugs/vaccines.

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

There were no Performance Bonuses granted and/or paid to the NEO’s for the years ended 2017, 2016 and 2015.

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

For the years ended 2017, 2016 and 2015, no bonuses related to this program were granted to employees.

Executive Performance Incentive Bonus

As an element of his employment contract, Thomas Equels (Executive Vice Chairman, Chief Executive Officer and President) is eligible for a performance incentive bonus based on a percent, 5.0% of the Gross Proceeds paid to the Company as a result of sales of Alferon N Injection®, Ampligen® or other Company products, or from any joint ventures or corporate partnering arrangements. For bonus purposes, Gross Proceeds is defined as cash amounts paid to the Company by the other parties to the joint venture or corporate partnering arrangement, but shall not include any amounts paid to the Company as reimbursement of expenses incurred; and any amounts paid to the Company in consideration for the Company’s assets (i.e., plant, property, equipment, investments, etc.), equity or other securities. After the termination of this Agreement, for any reason, Mr. Equels shall be entitled to receive the incentive bonus based upon Gross Proceeds received by the Company during the three-year period commencing on the termination of their Agreement with respect to any joint ventures or corporate partnering arrangements entered into by the Company during the term of the Agreement. Furthermore, Mr. Equels shall be entitled to a 5% bonus related to any sale of the Company, or any sale of a substantial portion of Company assets not in the ordinary course of its business. The aggregate incentive bonus hereunder as set forth above shall be capped not to exceed $5,000,000 annually.

On November 23, 2015, Mr. Equels waived his rights under his respective employment agreement to any future payment of any incentive bonus related to the sale of the Company’s stock or other securities by, or on behalf of, the Company pursuant to the Maxim Equity Distribution Agreement or any similar or successor ATM equity distribution agreement including the Chardan Agreement. For the years ended 2017, 2016 and 2015, compensation was granted or paid related to the Executive Performance Incentive Program, as set forth in Section 3(c)(ii) of his respective Employment Agreement, for approximately $0, $0, and $262,000 to Mr. Equels. In addition, Mr. Equels received in 2016 and 2017, as set forth in Section 3(c)(ii) of his Employment Agreement, $39,000 and $22,000, respectively, for 5% of the Ampligen® cost recovery sales.

Long-Term Bonus Incentive Programs

The Compensation Committee believes that team oriented performance by our NEO, non-officer Executive officers and all employees, consistent with our short and long-term goals, can be achieved through the use of goal or result oriented bonus programs. For the year ending 2016, the Employee Bonus Pool Program continued to exist to provide our employees, including our NEO and certain senior, non-officer Executives, with incentives to help align their financial interests with that of Hemispherx and its stockholders. For the year ending 2017, no compensation was granted or paid in relation to Long-Term Bonus Programs.

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

An element of the prior 2009’s Employee Wage or Hours Reduction Program was the establishment of a Bonus Pool (the “Pool”) in the case of FDA Approval (“Approval”) of Ampligen®. This bonus is to award to each employee of record at January 1, 2009 a pretax sum of 30% in wages, calculated on their base salary per annum compensation at the time of the Approval, and awarded within three months of Approval. Participants who terminate their employment prior to the Approval will not qualify for this bonus. For the year ended 2017, no compensation was granted or paid related to the Employee Bonus Pool Program.

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

The following Options were issued to NEO in their role as employees during 2017:

●	During 2017, we granted to Thomas K. Equels, Chief Executive Officer, consistent with his employment agreement 300,000 ten year options to purchase common stock with an exercise price of $0.56 per share which vest in one year and 113,135 ten year options with exercise prices of $0.36 to $0.49 which vest in three years for a 20% reduction in salary; and

●	During 2017, we granted 37,712 ten year options to purchase common stock with exercise prices of $0.36 to $0.49 per share which vest in three years to Adam Pascale, Chief Financial Officer for a 20% reduction in salary; and

●	During 2017, we granted 52,796 ten year options to purchase common stock with exercise prices of $0.36 to $0.49 per share which vest in three years to Peter Rodino, General Counsel and Company Secretary for a 20% reduction in salary.

The following Options were issued to NEO in their role as employees during 2016:

●	On June 8, 2016, we granted options to Thomas K. Equels, Chief Executive Officer, consistent with his employment agreement 25,000 ten year options to purchase common stock at $1.68 per share which vest in entirety in one year; and

●	On June 21, 2016, we granted 12,500 ten year options to purchase common stock at $1.56 per share which vest in entirety in one year options to Dr. Strayer, Chief Scientific Officer and Chief Medical Officer; and

●	On June 21, 2016, we granted 12,500 ten year options to purchase common stock at $1.56 per share which vest in entirety in one year options to Adam Pascale, Chief Financial Officer;

The following Options were issued to NEO in their role as employees during 2015:

●	On June 6, 2015, we granted options to Thomas K. Equels, Chief Executive Officer, consistent with his employment agreement 25,000 ten year options to purchase common stock at $3.00 per share which vest in entirety in one year.

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

The Compensation Committee believes that these benefits are consistent with those offered by other companies, specifically those provided by our peers. Occasionally, certain Executives separately negotiate other benefits in addition to the benefits described above. The following additional benefits were provided to an NEO as an element of his respective employment:

Thomas Equels, CEO:

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

The Compensation Committee believes that severance agreements provided to these individuals are generally in line with severance packages offered to executive officers of companies of similar size. Alternately, Peter Rodino and Adam Pascale are currently not covered under an existing severance agreement. Any severance benefits payable to them under similar circumstances would be determined by the Compensation Committee in its discretion. See “Estimated Payments Following Severance — Named Executive Officers”.

Conclusion

Our compensation policies are designed to retain and motivate our Executive Officers, other non-officer Executives and non-Executives and to ultimately reward them for outstanding individual and corporate performance.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors oversees our compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with Management the Executive Compensation Discussion and Analysis set forth in this Form 10-K for the fiscal year ended December 31, 2017.

In reliance on the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Hemispherx’ Proxy Statement to be filed in connection with Hemispherx’ 2018 Annual Meeting of Stockholders.

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

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2017, 2016 and 2015 of our Chief Executive Officer, Chief Financial Officer, and Peter Rodino, General Counsel and Company Secretary constituting the Company’s Named Executive Officers, based on the year ended 2017 for each fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees (2)(3)	Bonus		Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Change in Pension Valued and NQDC Earnings ($)	All Other Compensation		Total (3)

Thomas K. Equels	2017	$712,500	$22,067	(3)		$174,052	(1)	—	—	$78,604	(4)	$987,223
CEO & President (2) (3)	2016	$503,081	$170,261	(3)	—	$27,297	(1)	—	—	$84,521	(4)	$785,160
	2015	$719,273	$262,092	(3)	—	$45,518	(1)	—	—	$94,971	(4)	$1,121,854

Adam Pascale	2017	$234,500	$—		$—	$12,501		—	—	$48,379	(6)	$295,380
CFO	2016	$190,767	$—		$—	$12,590		—	—	$32,037	(6)	$235,394
	2015	$154,000	$—		$—	$—		—	—	$38,264	(6)	$192,264

Peter Rodino	2017	$332,500	$—		—	$17,500		—	—	$48,656	(5)	$398,656
General	2016	$208,500	$—		—	$12,590		—	—	$—	(5)	$221,090
Counsel and Secretary	2015	$182,462	$—		—	$—		—	—	$—	(5)	$182,462

Notes:

(1)	Mr. Equels transitioned from the role of external to internal General Counsel and Litigation Counsel effective June 1, 2010 with an Employment Agreement of June 11, 2010, which was amended on July 15, 2010, then amended and restated December 6, 2011, that granted him the annual Option to purchase 300,000 shares of Hemispherx common stock as an element of his Employment Agreement.

All option awards were valued using the Black-Scholes method.

(2)	For Named Executive Officers, who are also Directors that receive compensation for their services as a Director, the Salary/Fees and Option Awards columns include compensation that was received by them for their role as a member of the Board of Directors. As is required by Regulation S-K, Item 402(c), compensation for services as a Director have been reported within the “Summary Compensation Table” (above) for fiscal years of 2017, 2016 and 2015 as well as reported separately in the “Compensation of Directors” section (see below) for calendar year 2017.

(3)	On November 26, 2012, the Compensation Committee authorized the payment of a bonus of 5% on the net dollar proceeds resulting from the sale of Company stock sold through the Maxim ATM to Mr. Equels based on the contractual obligation and opinion of independent legal counsel, as set forth in Section 3(c)(ii) of his Employment Agreement. Amounts include for 2014, 2015 and 2016, compensation was granted or paid to Mr. Equels, pursuant to this bonus. On November 23, 2015, he waived his rights to any future payments of any incentive bonuses related to the sale of the Company’s stock pursuant to any ATM equity distribution agreement. In December 2016, the Compensation Committee authorized a bonus of $39,419 for 5% of Ampligen® sales for the last 5 years, as stated in Thomas Equels’ employment contract and the payment of $130,842, as stated in the 2016 Senior Executive Deferred Cash Performance Award Plan for achieving the Company stock price of $0.20 for 5 successive trading days. In 2017, a bonus of 5% of Ampligen® sales for 2017 was granted as stated in Thomas Equels’ employment contract.

For 2017, salaries for Messrs. Equels, Pascale and Rodino include 40% deferred salaries of $100,000, $33,333 and $46,667, respectively, starting from September 1, 2017.

(4)	Mr. Equels’ All Other Compensation consists of:

	2017	2016	2015
Life and Disability Insurance	$26,837	$36,640	$31,429
Healthcare Insurance	33,767	29,881	29,942
Car Expenses / Allowance	18,000	18,000	18,000
401(k) Matching Funds	—	—	15,600
	$78,604	$84,521	$94,971

(5)	Mr. Rodino’s All Other Compensation consists of:

	2017	2016		2015
Life and Disability Insurance	$2,504	$		$—
Healthcare Insurance	31,752			—
Car Expenses / Allowance	14,400		—	—
401(k) Matching Funds	—		—	—
	$48,656	$		$—

(6)	Mr. Pascale’s All Other Compensation consists of:

	2017	2016	2015
Life and Disability Insurance	$2,212	$3,373	$3,353
Healthcare Insurance	31,767	28,664	25,671
Car Expenses / Allowance	14,400	—	—
401(k) Matching Funds	-	-	9,240
	$48,379	$32,037	$38,264

Grants of Plan Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities of Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date (2)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)		Maximum ($)	Units (#)	Options (#)(2)	Awards ($/Sh)	Awards ($)
Thomas Equels,
CEO & President	6/6/2017	—	142,500	178,125	—	136,551	(3)			113,135	$0.36-0.49 .49	$37,500

Adam Pascale,
CFO		—	46,900	58,625	—	—		—	—	37,714	$0.36-0.49	$12,500

Peter Rodino,		—	66,500	83,125	—	—		—	—	52,796	$0.36-0.49	$17,500
General Counsel and Secretary

Notes:

(1)	For 2017, the Compensation Committee continued its practice of not establishing or estimating possible future payouts to the NEO under a Cash Bonus Plan. All Bonuses are at the discretion of the Compensation Committee. Utilizing existing Employment Agreements as a benchmark and the respective employees’ Base Salary at January 1, 2017, the “Target” was estimated at 20% of the Base Salary and “Maximum” was estimated at 25% of Base Salary.

(2)	Consists of stock options granted during 2017 under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to the NYSE American closing market price of our common stock on the date of grant. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

(3)	Consists of stock options contractually required per the NEO’s respective Employment Agreement to be granted during 2017 under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the NYSE American closing market price of our common stock on the date of grant. For the purpose of this schedule, a NYSE American closing price at December 31, 2017 of $0.35 was assumed with an estimated exercise price of $0.56 for Mr. Equels. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (#)
Thomas	25,000	—	—	7.92	6/11/2020	—	—	—	—
Equels,	25,000	—	—	4.92	6/24/2021	—	—	—	—
President and Chief	8,333	—	—	3.48	6/6/2022	—	—	—	—
Executive Officer	25,000	—	—	3.72	6/11/2022	—	—	—	—
	25,000	—	—	3.72	6/6/2023	—	—	—	—
	12,500	—	—	3.00	8/2/2023	—	—	—	—
	25,000	—	—	4.32	6/6/2024	—	—	—	—
	25,000	—	—	3.00	6/8/2025	—	—	—	—
	25,000	—	—	1.68	6/8/2026	—	—	—	—
	—	300,000	—	0.56	6/8/2027	—	—	—	—
	—	14,212	—	0.49	6/15/2027
	—	14,214	—	0.49	6/30/2027
	—	18,124	—	0.48	7/15/2027
	—	20,786	—	0.42	7/31/2027
	—	21,336	—	0.41	8/15/2027
	—	24,463	—	0.36	8/31/2027
	—	371,622	—	0.37	2/13/2028

Adam	417	—	—	48.00	9/17/18	—	—	—	—
Pascale,	500	—	—	48.36	4/13/2022	—	—	—	—
Chief Financial	4,167	—	—	3.96	7/8/2024	—	—	—	—
Officer	12,500	—	—	1.56	6/21/2026	—	—	—	—
	—	4,736	—	0.49	6/15/2027	—	—	—	—
	—	7,738	—	0.49	6/30/2027
	—	6,042	—	0.48	7/15/2027
	—	6,929	—	0.42	7/31/2027
	—	7,112	—	0.41	8/15/2027
	—	8,155	—	0.36	8/31/2027
	—	123,874	—	0.37	2/13/2028

Peter	12,500	—	—	3.00	8/2/2023	—	—	—	—
Rodino,	12,500	—	—	1.56	6/21/2026	—	—	—	—
General Counsel and Secretary	6,632	6,632	—	0.49	6/15/2027	—	—	—	—
	—	6,633	—	0.49	6/30/2027	—	—	—	—
	—	8,458	—	0.48	7/15/2027	—	—	—	—
	—	9,700	—	0.42	7/31/2027	—	—	—	—
	—	9,957	—	0.41	8/15/2027	—	—	—	—
	—	11,416	—	0.36	8/31/2027	—	—	—	—
	—	173,423	—	0.37	2/13/2028	—	—	—	—

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas K. Equels,	—	—	—	—
CEO & President

Adam Pascale,	—	—	—	—
CFO

Peter Rodino,	—	—	—	—
General Counsel and Secretary

Payments on Disability

At December 31, 2017, we had an employment agreement with Mr. Equels which entitled him Base Salary and applicable benefits otherwise due and payable through the last day of the month in which disability occurs and for an additional twelve-month period. Each current NEO, including Mr. Pascale and Mr. Rodino, has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. For the period June 2010 through 2017 pursuant to his respective employment agreement and payable by us, Mr. Equels is entitled to receive total disability coverage of $400,000.

Payments on Death

At December 31, 2017, we had an employment agreement with Mr. Equels which entitled him Base Salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and for an additional twelve-month period. Each NEO, including Mr. Pascale and Mr. Rodino, has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. For the period June 2010 and through 2017 pursuant to his respective employment agreements and payable by us, Mr. Equels is entitled to receive total death benefit coverage of $3,000,000.

Estimated Payments Following Severance — Named Executive Officers

At December 31, 2017, we had an employment agreement with Mr. Equels which entitled him to severance benefits on certain types of employment terminations not related to a change in control. Mr. Rodino and Mr. Pascale are not covered by an employment severance agreement and therefore would only receive severance as determined by the Compensation Committee in its discretion.

The dollar amounts below assume that the termination occurred on January 1, 2018. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits ($)	Additional Life Insurance ($)	Total ($)
Thomas K. Equels,	Involuntary (no cause)	$768,000	$136,551	—	—	$904,551
CEO & President	Termination (for cause)	—	—	—	—	—
	Death or disability	$768,000	$136,551	—	—	$904,551
	Termination by employee or retirement	$768,000	$136,551	—	—	$904,551

Adam Pascale	Involuntary (no cause)	—	—	—	—	—
CFO	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Peter Rodino	Involuntary (no cause)	—	—	—	—	—
General Counsel and Secretary	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Notes:

(1)	Consists of stock options contractually required per the employee’s respective Employment Agreement to be granted during each calendar year of the term under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to 110% of the closing market price of our common stock on the date of grant. For the purpose of this schedule, a NYSE American closing price at December 31, 2017 of $0.35 was utilized with an estimated exercise price of $0.56. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).

Payments on Termination in Connection with a Change in Control Named Executive Officers

At December 31, 2017, we had an employment agreement with Mr. Equels which entitled him to severance benefits on certain types of employment terminations related to a change in control thereby the term of his respective agreement would automatically be extended for three additional years. Mr. Rodino and Mr. Pascale are not covered by employment severance agreement and therefore would only receive severance from a change in control as determined by the Compensation Committee in its discretion. Any specific benefits for these two NEO would be determined by the Compensation Committee in its discretion.

The dollar amounts in the chart below assume that change in control termination occurred on January 1, 2018, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from Hemispherx based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2017

The following table shows potential payments to the NEO if employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2017. The amounts assume a January 1, 2018 termination date regarding base pay and use of the opening price of $___ on the NYSE American for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (5) ($)		Welfare Benefits Continuation ($)	Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
Thomas K. Equels	1,536,000	(1)	—	—	—	$273,102	(4)	—	—	—	$1,809,102
Adam Pascale	—		—	—	—	—		—	—	—	—
Peter Rodino	—		—	—	—	—		—	—	—	—

Notes:

(1)	This amount represents the base salary and benefits for remaining term of the NEO’s employment agreement plus a three-year extension in the term upon the occurrence of a termination from a change in control. The employment agreement with Mr. Equels had a term through December 31, 2016; however, this was automatically extended for an additional three-year period through December 31, 2019.
(2)	This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awarded on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.
(3)	This amount is the intrinsic value [fair market value on January 1, 2018 ($0.35 per share) minus the per share exercise price of 110%] of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.
(4)	This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three-year extension in the occurrence of termination from a change in control. The calculation was based on a NYSE American closing price for December 31, 2017 of $0.35 with an estimated exercise price of $0.56 (110% prior NYSE American closing value). The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718 (formerly SFAS 123R).
(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

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

There was no cost of living increase granted in 2015, 2016 or 2017. Directors’ fees are currently being deferred and will continue to be deferred until cash is available.

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

Director Compensation – 2017

Name and Title of Director	Fees Earned or Paid in Cash ($)		Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation As Director ($)	Total ($)
T. Equels, Executive Vice Chairman	-	(2)	-	-	-	-	-	-
W. Mitchell, Chairman of the Board (1)	$114,039		-	$68,424	-	-	-	$182,463
Stewart L. Appelrouth, Director (1)	$114,039		-	$68,424	-	-	-	$182,463

Notes:

(1)	Independent Director of the Company. Beginning September 1, 2017, the independent directors are deferring payment of 100% of their directors fees until cash is available.
(2)	Only includes compensation received in the role as member of the Board of Directors and does not include compensation received in the capacity of a Named Executive Officer. As is required by Regulation S-K, Item 402(c), compensation as a Director has also been reported within the “Summary Compensation Table” regarding Named Executive Officer Compensation during fiscal years of 2017, 2016 and 2015 (see above). Mr. Equels stopped receiving Board fees in March 2016.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 26, 2018, the number and percentage of outstanding shares of common stock beneficially owned by:

●	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding common stock;
●	Each of our Directors and the Named Executives Officers; and
●	All of our officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned		% Of Shares Beneficially Owned
Thomas K. Equels	1,514,443	(1)	4.09%

Peter W. Rodino III 17400 Sterling Lake Drive Fort Myers, FL 33967	267,092	(2)	*

William M. Mitchell, M.D. Vanderbilt University Department of Pathology Medical Center North 21st and Garland Nashville, TN 37232	476,059	(3)	*

Stewart L. Appelrouth 999 Ponce de Leon., Suite 625 Coral Cables, FL33134	419,640	(7)	*

Wayne S. Springate 783 Jersey Ave. New Brunswick, NJ 08901	213,928	(4)	*

David R. Strayer, M.D.	66,387	(5)	*

Adam Pascale	207,809	(6)	*

All directors and executive officers as a group (6 persons)	3,165,358		8.54%

* Ownership of less than 1%

(1)	Mr. Equels is Executive Vice Chairman of our Board of Directors, Chief Executive Officer and President who owns 492,920 shares of common stock and beneficially owns 1,021,523 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2009	6/11/2010	$7.92	25,000	6/11/2020
	2009	6/24/2011	$4.92	25,000	6/24/2021
	2009	6/5/2012	$3.48	8,333	6/6/2022
	2009	6/11/2012	$3.72	25,000	6/11/2022
	2009	6/6/2013	$3.72	25,000	6/6/2023
	2009	8/2/2013	$3.00	12,500	8/2/2023
	2009	6/6/2014	$4.32	25,000	6/6/2024
	2009	6/6/2015	$3.00	25,000	6/6/2025
	2009	6/8/2016	$1.68	25,000	6/6/2026
	2009	6/8/2017	$0.56	300,000	6/8/2027
	2009	6/15/2017	$0.49	14,212	6/15/2027
	2009	6/30/2017	$0.48	14,214	6/30/2027
	2009	7/15/2017	$0.49	18,124	7/15/2027
	2009	7/31/2017	$0.42	20,786	7/31/2027
	2009	8/15/2017	$0.41	21,336	8/15/2027
	2009	8/31/2017	$0.36	24,463	8/31/2027
	2009	2/13/2018	$0.37	371,622	2/13/2028
Total Options				980,590

Warrants	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date
Total Warrants	2009	2/1/2009	$6.12	40,933	2/1/2019

(2)	Mr. Rodino is our General Counsel, Exec. Dir. of Governmental Relations and Secretary who owns 15,873 shares of common stock and beneficially owns 251,219 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2009	8/2/2013	$3.00	12,500	8/2/2023
	2009	6/21/2016	$1.56	12,500	6/21/2026
	2009	6/15/2017	$0.49	6,632	6/15/2027
	2009	6/30/2027	$0.49	6,633	6/30/2027
	2009	7/15/2027	$0.48	8,458	7/15/2027
	2009	7/31/2027	$0.42	9,700	7/31/2027
	2009	8/15/2027	$0.41	9,957	8/15/2027
	2009	8/31/2027	$0.36	11,416	8/31/2027
	2009	2/13/2018	$0.37	173,423	2/13/2028
Total Options				251,219

(3)	Dr. Mitchell is our Chairman of the Board who owns 8,697 shares of common stock and beneficially owns 450,723 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2004	9/17/2008	$72.00	1,000	9/17/2018
	2009	6/5/2012	$3.48	8,333	6/6/2022
	2009	8/2/2013	$3.00	12,500	8/2/2023
	2009	9/9/2014	$31.20	4,167	9/9/2024
	2009	9/9/2014	$1.56	12,500	9/9/2024
	2009	4/30/2017	$0.67	12,644	4/30/2027
	2009	5/15/2017	$0.64	13,234	5/15/2027
	2009	5/31/2017	$0.59	14,361	5/31/2027
	2009	6/15/2017	$0.49	17,297	6/15/2027
	2009	6/30/2017	$0.49	17,290	6/30/2027
	2009	7/15/2017	$0.48	22,047	7/15/2027
	2009	7/31/2017	$0.42	25,284	7/31/2027
	2009	8/15/2017	$0.41	25,953	8/15/2027
	2009	8/31/2017	$0.36	29,757	8/31/2027
	2009	2/13/2018	$0.37	226,023	2/13/2028
Total Options				442,390

Dr. Mitchell beneficially owns 16,639 shares of common stock of which 8,318 shares are held by Shirley Mitchell (Spouse), 4,098 shares are held by the Aesclepius Irrevocable Trust (Shirley Mitchell Trustee), and 4,223 shares are held by the Aesclepius Irrevocable Trust II (William Mitchell Trustee).

(4)	Mr. Springate is our Senior Vice President of Operations and owns 32,514 shares of common stock and beneficially owns 181,414 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2009	5/31/2011	$6.60	7,500	5/31/2021
	2009	6/5/2012	$3.48	4,167	6/5/2022
	2009	5/9/2013	$2.88	4,167	5/9/2023
	2009	6/6/2014	$4.32	4,167	6/6/2024
	2009	12/8/2014	$22.80	151	12/8/2024
	2009	6/21/2016	$1.56	12,500	6/21/2026
	2009	6/15/2017	$0.49	4,264	6/15/2027
	2009	6/30/2017	$0.49	4,264	6/30/2027
	2009	7/15/2017	$0.48	5,438	7/15/2027
	2009	7/31/2017	$0.42	6,236	7/31/2027
	2009	8/15/2027	$0.41	6,401	8/15/2027
	2009	8/31/2017	$0.36	7,339	8/31/2027
	2009	2/13/2018	$0.37	111,486	2/13/2028
Total Options				178,080

(5)	Dr. Strayer is our Chief Scientific Officer and Chief Medical Director who has ownership of 41,804 shares of common stock and beneficially owns 24,583 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Issued	Number Of Shares	Expiration Date

	2004	2/18/2008	$48.00	4,167	2/18/2018
	2009	4/13/2012	$48.36	833	4/13/2022
	2009	12/8/2014	$22.80	833	12/8/2024
	2009	6/21/2016	$1.56	12,500	12/8/2024
Total Options				18,333

(6)	Mr. Pascale is our Chief Financial Officer who has ownership of 27,389 shares of common stock and beneficially owns 180,420 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Issued	Number Of Shares	Expiration Date

	2004	9/17/2008	$48.00	417	9/17/2018
	2009	4/13/2012	$48.36	500	4/13/2022
	2009	7/8/2014	$3.96	4,167	7/8/2024
	2009	6/21/2016	$1.56	12,500	6/21/2026
	2009	6/15/2017	$0.49	4,736	6/15/2027
	2009	6/30/2027	$0.49	4,738	6/30/2027
	2009	7/15/2027	$0.48	6,042	7/15/2027
	2009	7/31/2017	$0.42	6,929	7/31/2027
	2009	8/15/2017	$0.41	7,112	8/15/2027
	2009	8/31/2027	$0.36	8,155	8/31/2027
	2009	2/13/2018	$0.37	123,874	2/13/2028
Total Options				179,170

(7)	Mr. Appelrouth is a Director who owns 15,750 shares,and beneficially owns 403,890 shares issuable upon exercise of.

Options	Plan	Date Issued	Exercise Price	Number Of Shares	Expiration Date

	2009	4/30/2017	$0.67	12,644	4/30/2027
	2009	5/15/2017	$0.67	13,234	5/15/2027
	2009	5/31/2017	$0.67	14,361	5/31/2027
	2009	6/15/2017	$0.49	17,297	6/15/2027
	2009	6/30/2017	$0.49	17,290	6/30/2027
	2009	7/15/2017	$0.48	22,047	7/15/2027
	2009	7/31/2017	$0.42	25,284	7/31/2027
	2009	8/15/2027	$0.41	25,953	8/15/2027
	2009	8/31/2017	$0.36	29,757	8/31/2027
	2009	2/13/2018	$0.37	226,023	2/13/2028
Total Options				403,890

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

Thomas Equels was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008 and joined the Company as General Counsel effective June 1, 2010. Mr. Equels had provided external legal services for several years through May 31, 2010 and Equels Law Firm ceased providing external legal services in 2016. In 2015, the Company paid Equels Law Firm approximately $42,000 for services rendered. Upon analysis in 2011 by the Audit Committee’s Financial Expert, it was deemed that the hourly rates charged by Equels Law to the Company were reasonable when compared to the fee structure of a possible arms-length transaction from comparable firms in practice in the same market and of the similar size. The hourly rate fees from Equels Law Firm remained the same in 2015. For his Board fees, Mr. Equels received approximately $0, $20,000 and $182,000, respectively, for 2017, 2016 and 2015.

For the years ended 2017, 2016 and 2015, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $0, $0, and $262,000 to Mr. Equels. Mr. Equels’ compensation related to this program was classified entirely as general and administrative expense.

ITEM 14. Principal Accountant Fees and Services.

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by RSM US LLP (“RSM”) for 2017 and 2016 were $331,000 and $279,500 respectively. The following table shows the aggregate fees for professional services rendered during the year ended December 31, 2017 and 2016.

	Amount ($)
	2016	2015
Description of Fees:
Audit Fees	$278,000	$272,000
Audit-Related Fees	53,000	7,500
Tax Fees	—	—
All Other Fees	—	—
Total	$331,000	$279,500

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

The Audit Committee has determined that RSM’s rendering of these audit-related services and all other fees were compatible with maintaining auditor’s independence. The Board of Directors considered RSM to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in 2017 and 2016.

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

Exhibits - See exhibit index below.

(i) Exhibit No.	Description

1.1	July 23, 2012 Equity Distribution Agreement with Maxim Group LLC (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended, along with Certificates of Designations. (2)

3.2	Amendment to Certificate of Incorporation. (3)

3.3	Amendment to Certificate of Incorporation. (4)

3.4	Amended and Restated By-Laws of Registrant. (35)

4.1	Specimen certificate representing our Common Stock. (2)

4.2	Amended and Restated Rights Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company LLC. The Amended and Restated Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock. (5)

4.3	Form of Indenture filed with Form S-3 Universal Shelf Registration Statement. (6)

4.4	Form of Warrant pursuant to August 30, 2016 Securities Purchase Agreement. (38)

4.5	Form of Warrant pursuant to February 1, 2017 Securities Purchase Agreement. (40)
Form of Series A Warrant-June 2017. (43)
Form of Series B Warrant-June 2017. (43)

4.6	Form of New Series A Warrant-August 2017. (42)

4.7	Form of New Series B Warrant-August 2017. (42)

4.8	Form of Warrant issued to Purchaser of facility.*

10.1	Form of Confidentiality, Invention and Non-Compete Agreement. (2)

10.2	Form of Clinical Research Agreement. (2)

10.3	Employee Wage or Hours Reduction Program. (7)

10.4	Left blank.

10.5	Left blank.

10.6	Left blank.

10.7	Supply Agreement with Hollister-Stier Laboratories LLC dated December 5, 2005. (9)

10.8	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC dated February 25, 2010. (10)

10.9	Amended and Restated Employment Agreement of Dr. William A. Carter dated June 11, 2010 (11)

10.10	Vendor Agreement with Bio Ridge Pharma, LLC dated August 11, 2011. (33).

10.11	Vendor Agreement with Armada Healthcare, LLC dated August 11, 2011. (33).

10.12	Amended and restated employment agreement with Wayne Springate dated May 1, 2011. (13)

10.13	Left blank.

10.14	Amended and restated employment agreement with William A. Carter dated December 6, 2011. (16)

10.15	Amended and restated employment agreement with Thomas K. Equels dated December 6, 2011. (16)

10.16	Left blank.

10.17	Left blank.

10.18	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC executed September 9, 2011. (17)

10.19	Vendor Agreement extension with Bio Ridge Pharma, LLC dated August 14, 2012. (18)

10.20	Vendor Agreement extension with Armada Healthcare, LLC dated August 14, 2012. (18)

10.21	Advisor’s Agreement with The Sage Group dated June 15, 2013. (20)

10.22	Vendor Agreement extension with Armada Healthcare, LLC dated July 19, 2013. (21)

10.23	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 19, 2013. (21)

10.24	Vendor Agreement extension with Bio Ridge Pharma, LLC and Armada Healthcare, LLC dated August 8, 2014.(22)

10.25	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated March 9, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (22)

10.26	August 4, 2015 Amendment to Equity Distribution Agreement between the registrant and Maxim Group LLC. (24)

10.27	Vendor Agreement extension with Armada Healthcare, LLC dated July 29, 2015. (26)

10.28	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 29, 2013. (26)

10.29	Early Access Agreement with Impatients N.V. dated August 3, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (27)

10.30	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated August 6, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (26)

10.31	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (27)

10.32	Letter agreement between Dr. Carter and the Company dated September 28, 2015 extending the period for notice of non-renewal to December 1, 2015 within the June 11, 2010 Amended and Restated Engagement Agreement entered into between the Company and Dr. Carter. (27)

10.33	November 23, 2015 William A. Carter Employment Agreement Waiver. (28)

10.34	November 23, 2015 Thomas K. Equels Employment Agreement Waiver. (28)

10.35	Equity Distribution Agreement, dated December 15, 2015 with Chardan Capital Markets, LLC. (29)

10.36	December 23, 2015 letter to Dr. Carter related to non-renewal of his consulting agreement and continued consulting services. (30)

10.37	2016 Senior Executive Deferred Cash Performance Award Plan. (31)

10.38	2016 Voluntary Incentive Stock Award Plan. (31)

10.39	Amended and Restated 2016 Senior Executive Deferred Cash Performance Award Plan. (32)

10.40	Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with Scientific Products Pharmaceutical Co. LTD dated March 3, 2016 (Confidential Treatment granted with respect to portions of the Agreement). (34)

10.41	Agreement between Avrio Biopharmaceuticals (“Avrio”) and the Company dated July 20, 2016 (Confidential Treatment granted with respect to portions of the Agreement). (36)

10.42	Licensing Agreement dated April 13, 2016 with Lonza Sales AG (Confidential Treatment granted with respect to portions of the Agreement). (37)

10.43	Form of Securities Purchase Agreement entered into on August 30, 2016. (38)

10.44	Amended and Restated Early Access Agreement with Impatients N.V. dated May 20, 2016. (Confidential Treatment granted with respect to portions of the Agreement) (39)

10.45	December 13, 2016 Amendment No. 1 to Amended and Restated Early Access Agreement with Impatients N.V.*

10.46	June 28, 2017 Amendment No. 2 to Amended and Restated Early Access Agreement with Impatients N.V.*

10.47	February 14, 2018 Amendment No. 3 to Amended and Restated Early Access Agreement with Impatients N.V.*

10.48	March 26, 2018 Amendment No. 4 to Amended and Restated Early Access Agreement with Impatients N.V.*

10.49	Form of Securities Purchase Agreement entered into on February 1, 2017. (40)

10.50	August 2017 Form of Employee Pay Reduction Plan. (41)

10.51	August 2017 Form of Executive Compensation Deferral Plan. (41)

10.52	August 2017 Form of Directors’ Compensation Deferral Plan. (41)

10.53	Form of August 2017 Agreement between the Company and the Warrantholders. (42)

10.54	Form of June 2017 Agreement between the Company and the Warrantholders. (43)

10.55	Mortgage and Security Agreement with SW Partners LLC dated May 12, 2017. (44)

10.56	Promissory Note with SW Partners LLC dated May 12, 2017. (44)

10.57	September 11, 2017 Purchase and Sale Agreement- 5 Jules Lane.*

10.58	January 8, 2018 Purchase and Sale Agreement- 783 Jersey Lane*

10.59	Lease Agreement for 783 Jersey Lane. *

21	Subsidiaries of the Registrant. *

23.1	RSM US LLP consent. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101	The following materials from Hemispherx’ Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

(1)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed July 23, 2012 and is hereby incorporated by reference.

(2)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1(No. 33-93314) filed November 2, 1995 and is hereby incorporated by reference.

(3)	Filed with the Securities and Exchange Commission as an Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 16, 2011 and is hereby incorporated by reference.

(4)	Filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2016 and is hereby incorporated by reference.

(5)	Filed with the Securities and Exchange Commission on November 14, 2017 as an exhibit to the Company’s Registration Statement on Form 8-A12B (No. 0-27072) and is hereby incorporated by reference.

(6)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form S-3 Registration Statement (No. 333-205228) on June 25, 2015 and is hereby incorporated by reference.

(7)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2008 and is hereby incorporated by reference.

(8)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2010 and is hereby incorporated by reference.

(9)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2005 and is hereby incorporated by reference.

(10)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 000-27072) for the year ended December 31, 2009 and is hereby incorporated by reference.

(11)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) dated June 15, 2010 and is hereby incorporated by reference.

(12)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) dated May 28, 2010 and is hereby incorporated by reference.

(13)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2011 and is hereby incorporated by reference.

(14)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2011 and is hereby incorporated by reference.

(15)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed September 23, 2011 and is hereby incorporated by reference.

(16)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed December 12, 2011 and is hereby incorporated by reference.

(17)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 000-27072) for the year ended December 31, 2011 and is hereby incorporated by reference.

(18)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed August 15, 2012 and is hereby incorporated by reference.

(19)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2015 and is hereby incorporated by reference.

(20)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2013 and is hereby incorporated by reference.

(21)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2013 and is hereby incorporated by reference.

(22)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2014 and is hereby incorporated by reference.

(23)	Intentionally left blank.

(24)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed June 23, 2015 and is hereby incorporated by reference.

(25)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed August 4, 2015 and is hereby incorporated by reference.

(26)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2015 and is hereby incorporated by reference.

(27)	Filed with the Securities and Exchange Commission as an exhibit to the Company's quarterly report on Form 10-Q (No. 1-13441) for the period ended September 30, 2015 and is hereby incorporated by reference.

(28)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed November 23, 2015 and is hereby incorporated by reference.

(29)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed December 15, 2015 and is hereby incorporated by reference.

(30)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed January 14, 2016 and is hereby incorporated by reference.

(31)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed February 4, 2016 and is hereby incorporated by reference.

(32)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed March 1, 2016 and is hereby incorporated by reference.

(33)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s amended quarterly report on Form 10-Q/A (No. 000-27072) for the period ended September 30, 2011 and is hereby incorporated by reference.

(34)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 and is hereby incorporated by reference.

(35)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed June 10, 2016 and is hereby incorporated by reference.

(36)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2016 and is hereby incorporated by reference.

(37)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q/A for the period ended March 31, 2016 and is hereby incorporated by reference.

(38)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed September 1, 2016 and is hereby incorporated by reference.

(39)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K/A filed May 8, 2017 and is hereby incorporated by reference.

(40)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed February 3, 2017 and is hereby incorporated by reference.

(41)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 29, 2017 and is hereby incorporated by reference.

(42)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 23, 2017 and is hereby incorporated by reference.

(43)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed June 1, 2017 and is hereby incorporated by reference.

(44)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2017 and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERx BIOPHARMA, INC.

By:	/s/ Thomas K. Equels
Thomas K. Equels
Chief Executive Officer

March 29, 2018

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ Thomas K. Equels	Chief Executive Officer & President,	March 29, 2018
Thomas K. Equels	Director

/s/ William Mitchell	Chairman of the Board	March 29, 2018
William Mitchell, M.D., Ph.D.	and Director

/s/ Stewart L. Appelrouth	Director	March 29, 2018
Stewart L. Appelrouth

/s/ Adam Pascale	Chief Financial Officer	March 29, 2018
Adam Pascale

HEMISPHERx BIOPHARMA, INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hemispherx Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hemispherx Biopharma, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Blue Bell, Pennsylvania
March 30, 2018

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(in thousands, except for share and per share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,412	$2,408
Marketable securities- unrestricted	695	3,460
Accounts receivable	24	—
Assets held for sale	764	764
Prepaid expenses and other current assets	610	309
Total current assets	3,505	6,941
Property and equipment, net	8,586	9,514
Patent and trademark rights, net	858	872
Other assets	1,258	1,546
Total assets	$14,207	$18,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$741	$887
Accrued expenses	1,966	1,548
Total current liabilities	2,707	2,435

Long-term liabilities:
Note payable	1,835	—

Redeemable warrants	962	940

Commitments and contingencies (Notes 9,11,12,14 and 15)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 32,884,786 and 24,202,921, respectively	33	24
Additional paid-in capital	317,419	315,980
Other comprehensive income (loss)	11	(5)
Accumulated deficit	(308,760)	(300,501)
Total stockholders’ equity	8,703	15,498
Total liabilities and stockholders’ equity	$14,207	$18,873

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Years ended December 31,
	2017	2016	2015
Revenues:
Clinical treatment programs - US	$102	$92	$133
Clinical treatment programs - Europe	335	-	-
Total Revenues	437	92	133
Costs and Expenses:
Production costs	1,183	1,108	1,598
Research and development	4,098	5,107	8,038
General and administrative	6,572	7,681	7,147
Total Costs and Expenses	11,853	13,896	16,783
Operating loss	(11,416)	(13,804)	(16,650)
Interest and other income	88	129	364
Impairment loss on investments	-	-	(315)
Interest expense and finance costs	(139)	-	(3)
Litigation settlement net insurance proceeds	-	1,626	-
Gain from sale of income tax operating losses	791	2,870	1,374
Redeemable warrants valuation adjustment	2,417	1,677	-
Net loss	(8,259)	(7,502)	(15,230)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on securities	33	35	(252)
Reclassification adjustments for realized gain (loss) on sales of short-term marketable securities and for impairment losses on investments included in net loss	(17)	57	315

Net comprehensive loss	$(8,243)	$(7,410)	$(15,167)
Basic and diluted loss per share	$(0.29)	$(0.34)	$(0.77)
Weighted average shares outstanding basic and diluted	28,676,076	21,818,206	19,679,315

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2014	17,000,402	$17	$302,916	$(160)	$(277,769)	$25,004
Shares issued for:
Settlement of accounts payable	213,232	—	672	—	—	672
Shares sold at the market	3,416,323	4	9,677	—	—	9,681
Equity-based compensation	—	—	181	—	—	181
Net comprehensive loss	—	—		63	(15,230)	(15,167)
Balance December 31, 2015	20,629,957	21	313,446	(97)	(292,999)	20,371
Shares issued for:
Shares sold at the market	114,394	—	174	—	—	174
Common stock issuance	3,333,334	3	4,517	—	—	4,520
Other issuance	78,879	—	50	—	—	50
Equity-based compensation	46,357	—	410	—	—	410
Redeemable warrants	—	—	(2,617)	—	—	(2,617)
Net comprehensive loss	—	—	—	92	(7,502)	(7,410)
Balance December 31, 2016	24,202,921	24	315,980	(5)	(300,501)	15,498
Shares issued for:
Shares sold at the market	678,275	1	236	—	—	237
Common stock issuance	4,646,205	5	2,175	—	—	2,180
Other issuance	2,241,979	2	896	—	—	898
Equity-based compensation	1,115,406	1	570	—	—	571
Redeemable warrants	—	—	(2,050)	—	—	(2,050)
Deemed dividends			(388)			(388)
Net comprehensive loss	—	—	—	16	(8,259)	(8,243)
Balance December 31, 2017	32,884,786	$33	$317,419	$11	$(308,760)	$8,703

See accompanying notes to consolidated financial statements

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(8,259)	$(7,502)	$(15,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	948	1,119	941
Amortization of debt issue costs	37	—	—
Amortization and abandonment of patent and trademark rights	63	184	249
Redeemable warrants valuation adjustment	(2,417)	(1,677)	—
Equity-based compensation	571	410	181
Other-than-temporary impairment of marketable securities	—	—	315
Realized gain (loss) on securities	(17)	57	63
Changes in assets and liabilities:
Inventories	—	—	(1,326)
Prepaid expenses and other assets	(13)	26	64
Accounts receivable	(24)	—	—
Accounts payable	566	(326)	(196)
Accrued expenses	604	329	(1,114)
Net cash used in operating activities	(7,941)	(7,380)	(16,053)
Cash flows from investing activities:
Purchases of property, equipment and construction in progress	(20)	(160)	(240)
Additions to patent and trademark rights	(49)	(294)	(250)
Sales and maturities of short-term and long-term marketable securities	2,799	3,370	6,842
Net cash provided by investing activities	2,730	$2,916	$6,352
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	2,417	4,744	9,681
Debt issuance costs	(102)	—	—
Proceeds from note payable	1,900	—	—
Deposits on capital leases refunded	—	14	—
Payments on capital leases	—	(1)	(21)
Net cash provided by financing activities	4,215	4,757	9,660
Net (decrease) increase in cash and cash equivalents	(996)	293	(41)
Cash and cash equivalents at beginning of year	2,408	2,115	2,156
Cash and cash equivalents at end of year	$1,412	$2,408	$2,115

Supplemental disclosures of non-cash investing and financing cash flow information:
Issuance of common stock for accounts payable and accrued expenses	$898	$—	$672
Unrealized gain on marketable securities	$16	$92	$63
Fair value of redeemable warrants granted	$2,050	$2,454	—
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$101	$—	$3

See accompanying notes to consolidated financial statements.

HEMISPHERx BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

Hemispherx Biopharma, Inc. (“Company”) is a specialty pharmaceutical company headquartered in Orlando, Florida and engaged in the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based disorders. The Company was first formed in 1966 and in the early 1970s was doing contract research for the National Institutes of Health. Since that time, the Company has established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

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

The Company has incurred numerous years of substantial operating losses as it pursued its clinical and pre-clinical development activities and appropriate regulatory approval processes before any such products can be sold and marketed. As of December 31, 2017, our accumulated deficit was approximately $308,760,000. The Company has not yet generated significant revenues from our products and may incur substantial losses in the future. The Company evaluated these conditions and events that may raise substantial doubt about the Company’s ability to continue as a going concern; however, the Company believes that it has alleviated the substantial doubt by implementing certain actions. The Company reexamined its fundamental priorities in terms of direction, corporate culture and its ability to fund operations. As a result, there were significant changes at the Company including the Company restructuring its executive management team, initiating the pursuit of international sales of clinical grade materials, and implementing a cost saving program which assisted the Company in gained efficiencies and eliminated redundancies within its workforce.

On March 16, 2018, the Company sold its property located at 783 Jersey Lane, New Brunswick, NJ. This property houses its development and production facilities. The purchase price was $4,080,000 and purchaser received 3,225,806 warrants to purchase common stock. Simultaneously with the closing of the sale, the purchaser leased the facility back to the Company. The lease runs for 10 years, with two five year extensions. The initial annual base rent is $408,000 and will continue for the first and second year. In the third and fourth it will escalate at the rate of 2.5% per year. For all subsequent years it will escalate at the rate of 3% per year. The Company also will be responsible for additional rent consisting of taxes and certain insurance expenses of the purchaser. The lease contains a repurchase option pursuant to which the Company can repurchase the facility within the initial 10 year lease period. The purchase price would $4,080,000 times a multiple. The multiple would be 1.05 plus .0025N where N represents the number of months between lease commencement and closing of repurchase.

In February 2018, the Company sold the building located adjacent to its manufacturing facility located at 5 Jules Lane, New Brunswick, New Jersey to an unaffiliated party. The purchase price was $1,050,000 and the Company netted $963,254 in cash.

Also, the Company is committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our approved drug Alferon N. Lastly, the Company plans to access the public equity markets to raise further capital.

The consolidated financial statements include the financial statements of Hemispherx Biopharma, Inc. and its wholly-owned subsidiaries. The Company has two domestic subsidiaries, both of which are incorporated in Delaware and are dormant. The Company’s foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., was established in Belgium in 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash and money market accounts and total $1,412,000 and $2,408,000 at December 31, 2017 and 2016, respectively.

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

(c) Property and Equipment

	(in thousands) December 31,
	2017	2016
Land, buildings and improvements	$10,547	$10,530
Furniture, fixtures, and equipment	5,625	5,630
Total property and equipment	16,172	16,160
Less: accumulated depreciation and amortization	(7,586)	(6,646)
Property and equipment, net	$8,586	$9,514

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years. The Company also reclassified an underutilized building as an asset held for resale totaling $764,000 adjacent to its New Jersey manufacturing facility site. That building was sold in February 2018. The purchase price was $1,050,000 and the Company received $963,254.

On March 16, 2018, the Company sold its property located at 783 Jersey Lane, New Brunswick, NJ. This property houses its development and production facilities. The purchase price was $4,080,000 and purchaser received 3,225,806 warrants to purchase common stock. Simultaneously with the closing of the sale, the purchaser leased the facility back to the Company. The lease runs for 10 years, with two five year extensions. See note 18 Subsequent Events.

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

(e) Revenue

The Company has elected to apply the Full Retrospective Application to implement the new revenue recognition standard ASC 606. The Company, based on the nature of its Ampligen sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy GAAP and that difficulties will not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard will have little or no impact to the Company’s opening balance of retained earnings.

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

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10 Uncertainty in Income Taxes. There has been no material change to the Company’s tax position as they have not paid any corporate income taxes due to operating losses. All tax benefits will likely not be recognized due to the substantial net operating loss carryforwards which will most likely not be realized prior to expiration. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time. The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The Company determined that there was little or no material impact on its consolidated financial statements resulting from the 2017 Tax Act.

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

(i) Recent Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As of December 31, 2017, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. The Company applied the Full Retrospective Application to implement the new revenue recognition standard ASC 606. The Company, based on the nature of its Ampligen sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy GAAP and that difficulties will not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard had little or no impact to the Company’s opening balance of retained earnings.

In January 2016, the (“FASB”) has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. The Company believes that the adoption of the guidance will have nomaterial impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. ASU 2016-02 allows a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the effects the adoption of this guidance will have on the consolidated financial statements.

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

In 2017, the FASB also issued Accounting Standards Updates (“ASU”) 2017-01 through 2017-15 and 2018-01 to 2018-04. These updates did not have a significant impact on the financial statements.

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

(k) Accounts Receivable

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process. The Company does not require collateral on its receivables. The Company’s receivables were $24,000 and $0 as of December 31, 2017 and 2016, respectively.

(l) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of 9,373,286, 4,032,851 and 1,316,204 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2017, 2016 and 2015, respectively, since their effect is antidilutive due to the net loss of the Company.

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

(3) Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or net realizable value method of accounting for inventory.

Inventories consist of the following:

	(in thousands)
	2017	2016
Inventory Work-In-Process, January 1	$—	$1,326
Production	—	—
Transfer to other assets	—	(1,326)
Spoilage	—	—
Inventory Work-In-Process, December 31	$—	$—

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

Due to the Company extending the timeline of Alferon® production to an excess of one year, the Company reclassified Alferon® Work-In-Process inventory to other assets within the Company’s balance sheet. The Alferon® Work-In-Process inventory included an initial payment for fill and finish of $211,000. The Company believes that the benefits from this initial payment will no longer be realized and elected to expense it in the current period.

(4) Marketable Securities

Marketable securities consist of mutual funds. For the twelve months ended December 31, 2017 and 2016, it was determined that none of the marketable securities had other-than-temporary impairments. At December 31, 2017 and 2016, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see Note 17: Fair Value).

Securities classified as available for sale consisted of:

December 31, 2017

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$684	$11	$—	$695	$695	$—
Totals	$684	$11	$—	$695	$695	$—

December 31, 2016

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$3,465	$—	$(5)	$3,460	$3,460	$—
Totals	$3,465	$—	$(5)	$3,460	$3,460	$—

Unrealized losses on investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

December 31, 2017

There we no investments with continuous unrealized losses for less than 12 months and 12 months or greater at December 31, 2017.

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

(5) Patents, Trademark Rights and Other Intangibles (FASB ASC 350-30 General Intangibles Other than Goodwill)

During the years ended December 31, 2017, 2016 and 2015, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges of $7,000, $134,000 and $215,000, respectively, which are included in research and development. Amortization expense was $56,000, $50,000 and $34,000 in 2017, 2016 and 2015, respectively. The total cost of the patents was $1,107,000 and $1,065,000 as of December 31, 2017 and 2016, respectively. The accumulated amortization as of December 31, 2017 and 2016 is $249,000 and $193,000, respectively. For the year ended December 31, 2017 and 2016, additions to patents costs and licensing fees were $49,000 and $294,000, respectively.

Amortization of patents and trademarks for each of the next five years is as follows: 2018 - $56,000; 2019 - $56,000; 2020 - $56,000; 2021 - $56,000 and 2022 - $56,000. No amortization expense is recognized related to patents that are pending.

(6) Accrued Expenses

Accrued expenses at December 31, 2017 and 2016 consist of the following:

	(in thousands) December 31,
	2017	2016
Compensation	$569	$297
Professional fees	506	604
Clinical Trial expenses	310	158
Other Expenses	581	489
	$1,966	$1,548

(7) Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. There were no Preferred Shares issued and outstanding at December 31, 2017 and 2016.

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

In September 2016, the Company entered into Securities Purchase Agreements with certain investors for the sale by the Company of 3,333,334 shares of its common stock at a purchase price of $1.50 per share and sold warrants to purchase 2,500,000 shares of Common Stock for aggregate net proceeds of $4,520,000 after deducting certain fees due to the placement agent and the Company’s transaction expenses. The net proceeds received by the Company from the Offering will be used for preparation for technology transfer opportunities, expenses related to Ampligen® manufacturing, working capital and general corporate purposes. Subject to certain ownership limitations, the warrants were initially exercisable six-months after issuance at an exercise price equal to $2.00 per share of Common Stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date.

In June 2017, pursuant to an offer to the holders of the foregoing warrants (the “Exchange Transaction”), the exercise price of the foregoing warrants was changed to $0.50. As a result the warrant holders exercised these warrant and purchased 2,370,000 shares of company common stock. As part of the Exchange Transaction, the Company issued 2,370,000 series A warrants with an exercise price of $0.60 per share, an initial exercise date of December 1, 2017 and expiring March 6, 2022 and 7,584,000 series B warrants with an exercise price of $0.60, an initial exercise date December 1, 2017 per share and expiring March 1, 2018, which were exercised as described below. The Company received net proceeds from the foregoing transaction of approximately $1,055,000, after deducting certain fees due to the placement agent and the Company’s transaction expenses. In July 2017, the warrant holders exercised the remaining 130,000 warrants issued in September 2016 and purchased 130,000 shares of common stock. The Company realized additional net proceeds of $65,000 from this exercise. In conjunction with the foregoing the Company issued an additional 130,000 series A warrants and 416,000 series B warrants (with an exercise price of $0.60 and an initial exercise date of January 10, 2018.The net proceeds received by the Company from these offerings will be used for preparation for technology transfer opportunities, expenses related to Ampligen® manufacturing, working capital and general corporate purposes.

The 2,800,000 warrants with an expiration date of March 1, 2018 and an exercise price on $0.45 were exercised in January and February 2018. The Company realized proceeds of $1,260,000 from these exercises.

Pursuant to an engagement agreement, the Company paid its placement agent an aggregate fee equal to 7% and 10.5%, respectively, of the gross proceeds received by the Company from the sale of the securities in the offerings and granted to its placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 166,667 and 107,759, respectively, unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the 166,667 placement agent warrants issued in September 2017 will expire September 1, 2021 and have an exercise price equal to $1.875 per share of common stock and the 107,759 placement agent warrants issued in June 2017 will expire June 1, 2022 and have an exercise price of $0.625.

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

As of December 31, 2017 and 2016, there were 32,884,786 and 24,202,921 shares outstanding, respectively.

(c) Equity Financings

On July 23, 2012, the Company entered into an equity distribution agreement with Maxim (the “EDA”) pursuant to which we may sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of Shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of Shares sold under the EDA. Sales of the Shares, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NYSE American, at market prices or as otherwise agreed with Maxim. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the EDA or terminate the EDA. Up until August 4, 2015, the shares were being sold pursuant to the Company’s Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on July 2, 2012. Since August 4, 2015, the shares are being sold pursuant to the Company’s Universal Shelf Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on August 4, 2015 (the “2015 Universal Shelf”).

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

On November 27, 2017, the Company reactivated the EDA. During December 2017, it sold an aggregate of 2,003,563 shares under the EDA for proceeds of $853,000 net of $26,000 in commissions. Pursuant to a prospectus supplement dated February 7, 2018, the Company currently is able to sell up to 6,549,157 of its common stock (inclusive of shares already sold under the prospectus supplement) under the EDA. The actual number of shares that the Company can sell and the proceeds to be received there from are dependent upon the market price of its common stock.

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

The Equity Incentive Plan of 2007, effective June 20, 2007, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 750,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2007. Unless sooner terminated, the Equity Incentive Plan of 2007 will continue in effect for a period of 10 years from its effective date. The plan terminated on June 20, 2017.

The Equity Incentive Plan of 2009, effective June 24, 2009, as amended, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 22,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date.

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

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.72%-1.89%	0.71%-1.23%	1.32%-1.72%
Expected dividend yield	0	0	0
Expected life	1.25-5 years	2.5-5 years	2.5-5 years
Expected volatility	91.60%-144.15%	85.18%-94.81%	83.840%-85.220%
Weighted average grant date fair value for options and equity warrants issued	$0.35 per option/warrant for 1,340,517 options/equity warrants	$0.99 per option/warrant for 281,250 options/equity warrants	$1.80 per option for 68,750 options

The exercise price of all stock options and equity warrants granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant.

Information regarding the options approved by the Board of Directors under Equity Plan of 2004 is summarized below. The plan terminated on May 1, 2014:

	2015			2016			2017
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	488,718	15.60-72.00	$32.28	388,225	15.60-72.00	$34.56	283,527	15.60-72.00	$33.20
Granted	—	—	—	—	—	—	—	—	—
Forfeited	(100,493)	19.56-34.44	$23.40	(104,698)	25.32-46.32	$38.08	(251,194)	15.60-28.44	$32.06
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	388,225	15.60-72.00	$34.56	283,527	15.60-72.00	$33.20	32,333	15.84-72.00	$42.00
Exercisable, end of year	388,225	15.60-72.00	$34.56	283,527	15.60-72.00	$33.20	32,333	15.84-72.00	$42.00
Weighted average remaining contractual life (years)	1-3 years			1-2 years			Less than 1 year
Available for future grants	—			—			—

Information regarding the options approved by the Board of Directors under Equity Plan of 2007 is summarized below. The plan terminated June 20, 2017:

	2015			2016			2017
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	129,167	8.64-36.60	26.04	129,167	8.64-36.60	26.04	129,167	8.64-36.60	26.04
Granted	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	129,167	8.64-36.60	26.04	129,167	8.64-36.60	26.04	129,167	8.64-36.60	26.04
Exercisable, end of year	129,167	8.64-36.60	26.04	129,167	8.64-36.60	26.04	129,167	8.64-36.60	26.04
Weighted average remaining contractual life (years)	3-5 years			2-4 years			1-3 years
Available for future grants	250			250			—

Information regarding the options approved by the Board of Directors under Equity Plan of 2009 is summarized below:

	2015			2016			2017
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	639,438	2.52-48.36	6.60	651,628	2.52-48.36	5.52	695,061	1.56-48.36	4.70
Granted	66,667	3.00	3.00	247,916	1.56-48.36	1.59	1,190,567	0.33-0.67	0.29
Forfeited	(54,477)	3.00-48.36	20.88	(204,483)	1.56-22.80	3.53	(8,333)	1.56	1.56
Exercised	—	—	—	—	—	—	—	—	—
Outstanding, end of year	651,628	2.52-48.36	5.52	695,061	1.56-48.36	4.70	1,877,295	0.33-48.36	1.92
Exercisable, end of year	623,850	2.52-48.36	5.52	578,047	1.56-48.36	5.32	1,046,487	0.33-48.36	0.42
Weighted average remaining contractual life (years)	4-10 years			3-10 years			2-10 years
Available for future grants	8,341,272			6,395,040			4,139,454

Stock option activity during the years ended December 31, 2015, 2016 and 2017 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2014	940,657	$19.68	4.61	—
Granted	66,667	3.00	—	—
Forfeited	(113,553)	15.72	—	—
Outstanding December 31, 2015	893,771	$18.96	4.02	—
Granted	185,417	1.58	—	—
Forfeited	(242,932)	13.06	—	—
Outstanding December 31, 2016	836,256	$16.82	4.47	—
Granted	584,794	0.50	—	—
Forfeited	(217,132)	33.35	—	—
Outstanding December 31, 2017	1,203,918	$5.91	6.89	—
Vested and expected to vest at December 31, 2017	1,203,918	$5.91	6.89	—
Exercisable at December 31, 2017	837,770	$7.27	5.26	—

The weighted-average grant-date fair value of employee options granted during the year 2017 was $230,000 for 584,794 options at $0.39 per option, during the year 2016 was $189,000 for 185,417 options at $1.02 per option, and during the year 2015 was $121,000 for 66,667 options at $1.80 per option.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2014	59,216	$16.56	8.76	—
Granted	66,667	3.00	—	—
Vested	(98,106)	11.04	—	—
Forfeited	—	—	—	—
Unvested December 31, 2015	27,777	$3.48	7.82	—
Granted	185,417	1.58	—	—
Vested	(122,569)	1.72	—	—
Forfeited	—	—	—	—
Unvested December 31, 2016	90,625	$1.72	9.33	—
Granted	584,794	0.50	—	—
Vested	(309,271)	0.88	—	—
Forfeited	—	—	—	—
Unvested December 31, 2017	366,148	$0.48	9.62	—

The weighted-average grant-date fair value of employee unvested stock options granted during the year 2017 was $230,000 for 584,794 options at $0.39 per option, during the year 2016 was $92,000 for 185,417 options at $0.50 per option, and during the year 2015 was $51,000 for 66,667 options at $0.76 per option.

Stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2014	316,667	$16.32	4.75	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(41,417)	22.32	—	—
Outstanding December 31, 2015	275,250	$15.48	4.31	—
Granted	62,500	1.64	—	—
Exercised	—	—	—	—
Forfeited	(66,250)	23.22	—	—
Outstanding December 31, 2016	271,500	$10.41	4.66	—
Granted	605,772	0.42	—	—
Exercised	—	—	—	—
Forfeited	(42,396)	19.47	—	—
Outstanding December 31, 2017	834,876	$2.70	6.69	—
Vested and expected to vest at December 31, 2017	834,876	$2.70	6.69	—
Exercisable at December 31, 2017	370,217	$5.62	5.11	—

The weighted-average grant-date fair value of non-employee options granted during the year 2017 was $182,000 for 605,772 options at $0.30 per option, during the year 2016 was $63,000 for 62,500 options at $1.01 per option, and during the year 2015 was zero, as no options were granted to non-employees in 2015.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2014	2,778	$31.20	9.08	—
Granted	—	—	—	—
Vested	(2,778)	31.20	—	—
Forfeited	—	—	—	—
Unvested December 31, 2015	—	$—	—	—
Granted	62,500	1.62	—	—
Vested	(23,611)	1.63	—	—
Forfeited	(12,500)	1.56	—	—
Unvested December 31, 2016	26,389	$1.65	8.61	—
Granted	606,772	—	—	—
Vested	(163,335)	0.57	—	—
Forfeited	(4,861)	7.58	—	—
Unvested December 31, 2017	464,965	$0.36	7.84	—

Stock-based compensation expense was approximately $ 571,000, $410,000 and $181,000 for the years ended December 31, 2017, 2016, and 2015 resulting in an increase in general and administrative expenses and loss per share of $0.02, $0.02 and $0.01, respectively.

As of December 31, 2017 and 2016, there was $435,000 and $266,000, respectively, of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans. Stock-based compensation related to options granted under the Equity Incentive Plans will be recorded over the vesting period which is typically one year or upon reaching agreed upon company and/or individual performance milestones being met which is indefinite.

(ii) Stock Warrants

Stock warrants are issued as needed by the Board of Directors and have no formal plan.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the warrants was estimated based on historical option holder’s behavior and represents the period of time that options are expected to be outstanding. There were 2,700,000 warrants granted during 2016 at $1.56 to $2.00 per warrant, and 17,512,308 granted in 2017 at $0.45 to $0.75 per warrant.

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	2015			2016			2017
	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price
Outstanding, beginning of year	199,922	3.00-24.00	$6.72	147,183	1.08-24.00	$5.73	2,830,516	1.08-24.00	$2.16
Granted	2,083	1.08	$1.08	2,700,000	1.56-2.00	$1.99	17,512,308	0.45-0.75	$0.57
Forfeited	(54,822)	6.12-18.60	9.24	(16,667)	6.00	6.00	(10,508,334)	0.60-24.00	0.61
Exercised	—	—	—	—	—	—	(2,500,000)	0.50	0.50
Outstanding, end of year	147,183	3.00 –24.00	$5.76	2,830,516	1.08-24.00	$2.16	7,334,490	0.45-10.68	$0.63
Exercisable	147,183	3.00-24.00	$5.76	2,830,516	1.08-24.00	$2.16	7,334,490	0.45-10.68	$0.63
Weighted average remaining contractual life	4.4 years			4.6 years			2.7 years
Years exercisable	2017-2023			2017-2023			2017-2023

Stock warrants are issued at the discretion of the Board. In 2017, there were 17,512,308 warrants issued at a weighted average exercise price of $0.57 per share. In 2016, there were 2,666,667 warrants issued in conjunction with the August 2016 offering at an average exercise price of $1.99 per share. In 2015, there were no warrants issued. In 2016, 33,333 warrants were issued at an average exercise price of $1.74 per share. Certain of the stock warrants outstanding are subject to adjustments for stock splits and dividends. 2,500,000 warrants were exercised in 2017. No warrants were exercised during 2015 and 2016.

(e) Rights Offering

On November 19, 2002, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002 (the “Record Date”). On November 2, 2012, at the direction of the Board of Directors of the Company amended and restated the Rights Agreement between the Company and its Rights Agent. On November 14, 2017, at the direction of the Board, the Company again amended and restated the Rights Agreement between the Company and, American Stock Transfer & Trust Company, LLC, its current Rights Agent (as amended and restated, the “Rights Agreement”). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a Purchase Price of $21.00 per Unit, subject to adjustment.

(8) Segment and Related Information

The Company operates in one segment, which performs research and development activities related to Ampligen® and other drugs under development, and sales and marketing of Alferon®. The Company’s revenues for the three-year period ended December 31, 2017, were earned in the United States.

(9) Research, Consulting and Supply Agreements

The Company had a Supply Agreement with Jubilant Hollister-Stier LLC of Spokane, Washington (“Jubilant”), pursuant to which Jubilant would formulate and package Ampligen® from the key raw materials that the Company would supply to them. This supply agreement expired March 11, 2014. In January 2017, we entered into a purchase order to replace the previous purchase commitment with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for the Company.  Pursuant to the new order, Jubilant will perform tooling and validation activities as well as final fill and finish services. We paid Jubilant $320,000 in 2017 and $482,000 in 2018 for a total of $802,000 to date for these services.

In May 2017, Hemispherx filed a complaint in the Philadelphia County Court of Common Pleas Civil Trial Division against Nitto Avecia Pharma Services, Inc. (“NAPS”), the successor to Avrio Biopharmaceuticals, LLC (“Avrio”), primarily for breach of contract. Pursuant to the applicable agreement, Avrio was to provide fill and finish services of Ampligen®. Hemispherx sought damages due to Avrio’s failures and omissions during the fill and finish process which led to a loss of product. In June 2017, NAPS filed an answer denying liability and counter claiming breach of contract by Hemispherx. In March of 2018, the parties agreed to fully resolve their dispute by agreement for a satisfactory payment to Hemispherx and additional consideration. Final documentation of the settlement is in process and will fully resolve the parties’ claims and disputes.

To formulate, fill, finish and package (“fill and finish”) Alferon N Injection® drug product, the Company requires a FDA approved third party Contract Manufacturing Organization (“CMO”). In January 2012, the Company agreed to a Technology, Transfer, Validation and Commercial Supply Agreement with Ajinomoto Althea, Inc., formerly Althea Technologies, Inc. (“Althea”) of San Diego, CA, regarding the fill and finish process for Alferon® N Injection®. In November 2014, the Company entered into a purchase commitment with Althea for approximately $622,000 for the production of validation batches of Alferon® N Injection for emergency use and/or commercial sale. The Company paid approximately $211,000 to Althea with regard to this open purchase commitment as of December 31, 2017 and had recorded this amount within Work-In-Process inventory.The Company believes that the benefits from this initial $211,000 payment will no longer be realized and have expensed it in the current period.

On September 6, 2011, the Company executed an amended agreement with Asembia, formerly Armada Healthcare, LLC to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. In August 2017, the Company extended this agreement through August 14, 2019 subject to the same terms and conditions. The Company incurred no fees for the years ended December 31, 2017, 2016 and 2015, pursuant to original and amended agreements.

On September 6, 2011, the Company executed a new agreement with specialty distributor, BioRidgePharma, LLC (“BioRidge”) to warehouse, ship, and distribute Alferon N Injection® on an exclusive basis in support of U.S. sales. On July 31, 2015, it was mutually agreed upon to extend this agreement through August 14, 2017 subject to the same terms and conditions. In August 2017, the Company extended this agreement through August 14, 2019 subject to the same terms and conditions. The Company incurred approximately fees of $0, $0 and $2,000 for the years ended December 31, 2017, 2016 and 2015, respectively, pursuant to the agreement.

On August 6, 2015, the Company executed an agreement with Emerge Health Pty Ltd. (“Emerge”) to seek approval of Alferon N Injection® in Australia and New Zealand and to commence distribution of Alferon® in both countries on a named-patient basis, for treating genital warts and other infections and diseases to which patients in Australia and New Zealand have become refractory to recombinant interferon. The Company and Emerge will collaborate on seeking regulatory approval from Australia’s TGA and New Zealand’s Medsafe. Under a five-year exclusive license to sell, market, and distribute Alferon N Injection® in Australia and New Zealand, Emerge will implement regulatory-compliant programs to educate physicians about Alferon®. The Company will support these efforts and will supply Alferon® at a predetermined transfer price. The Company has the right to buy out of the agreement at a price equal to three times Alferon® sales for the preceding 12 months if exercised within the first two years or two times such sales if exercised after year three. The Sales, Marketing, Distribution, and Supply Agreement with Emerge was terminated in the 2nd quarter of 2017 because the Company would be unable to manufacture Alferon without additional funding.

On May 24, 2016, the Company entered into an amended and restated five year agreement (the “Impatients Agreement”) with Impatients, N.V. (“Impatients”), a Netherlands based company doing business as myTomorrows, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to Chronic Fatigue Syndrome (“CFS”). Pursuant to the agreement, Impatients, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and supplying Ampligen® to Impatients at a predetermined transfer price. In the event that the Company receives Marketing Authorization in any country in the Territory, the Company will pay Impatients a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen® sold in the Territory where Marketing Authorization was obtained, and the maximum royalty would be a percentage of Net Sales. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. The Company believes that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between 8 and 15 years from the first commercial sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen® in the Territory. In 2017, the Company commenced sales of recently manufactured Ampligen® in international programs. No royalties were paid in 2017.

In January 2017, we announced that the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to CFS patients has been extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. In June 2017, we signed an amendment to the EAP with myTomorrows. This amendment is for myTomorrows to provide support services to the Company with respect to the execution of the 511-Program (“511-Services”). The 511-Services shall be rendered for a period of 6 months to be renewed with additional 6 month periods with written mutual consent, or until termination of the 511-Program. The 511-Services shall be rendered free of charge.

The Company has entered into agreements for consulting services, which are performed at medical research institutions and by medical and clinical research individuals. The Company's obligation to fund these agreements can be terminated after the initial funding period, which generally ranges from one to three years or on an as-needed monthly basis. During the years ending December 31, 2017, 2016 and 2015, the Company incurred approximately $40,000, $285,000 and $1,668,000, respectively, of consulting service fees under these agreements. These costs are charged to research and development expense as incurred.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. A 6% Company matching contribution was established, effective as of January 1, 2010 through December 31, 2015. As of January 1, 2016, the matching has been terminated. For 2017, 2016 and 2015, the Company contributions towards the 401(k) Plan were $0, $0 and $167,000 respectively.

(11) Royalties, License and Employment Agreements

The Company had contractual agreements with Named Executive Officers (“Officers”) in 2017, 2016 and 2015. The aggregate annual base compensation for these Officers under their respective contractual agreements for 2017, 2016 and 2015 was $1,164,000, $983,000 and $2,259,000 respectively. In addition, certain of these Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. In 2017, 2016 and 2015, no Officers’ bonuses were granted.

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

In 2017, equity was granted as a form of compensation to these Officers:

●	Chief Executive Officer was granted 413,135 ten year options to purchase common stock at $0.36 to $0.56 per share which vest in entirety in one year; and

●	Chief Financial Officer was granted 37,712 ten year options to purchase common stock at $0.36 to $0.49 per share which vest in entirety in one year.

●	Chief Scientific Officer was granted no options to purchase common stock.

In 2016, equity was granted as a form of compensation to these Officers:

●	Chief Executive Officer was granted 25,000 ten year options to purchase common stock at $1.68 per share which vest in entirety in one year; and

●	Chief Financial Officer was granted 12,500 ten year options to purchase common stock at $1.56 per share which vest in entirety in one year.

●	Chief Scientific Officer was granted 12,500 ten year options to purchase common stock at $1.56 per share which vest in entirety in one year.

In 2015, equity was granted as a form of compensation to these Officers:

●	Chief Executive Officer was granted 25,000 ten year options to purchase common stock at $3.00 per share which vest in entirety in one year.

The Company recorded stock compensation expense of approximately $86,000, $52,000 and $121,000, respectively, during the years ended December 31, 2017, 2016 and 2015 respectively with regard to these issuances.

(12) Leases

The Company has no long term leases. The term of the lease for the Riverton, NJ office is currently through December 2018

Rent expense charged to operations for the years ended December 31, 2017, 2016 and 2015 amounted to approximately $253,000, $178,000 and $166,000 respectively.

(13) Income Taxes (FASB ASC 740 Income Taxes)

The Company applies the provisions of FASB ASC 740-10 Uncertainty in Income Taxes. As a result of the implementation, there has been no material change to the Company’s tax position as they have not paid any corporate income taxes due to operating losses. All tax benefits will likely not be recognized due to the substantial net operating loss carryforwards which will most likely not be realized prior to expiration. The 2017 Tax Act, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (GILTI). These changes are effective beginning in 2018.

As of December 31, 2017, the Company has approximately $181,000,000 of federal net operating loss carryforwards (expiring in the years 2019 through 2037) available to offset future federal taxable income. The Company also has approximately $36,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2019 through 2033) and approximately $10,000,000 of New Jersey state net operating loss carryforwards (expiring in 2037) available to offset future state taxable income. In December 2017 the Company effectively sold $8,000,000 of its New Jersey state net operating loss carryforward for the year 2016 for approximately $622,000, and also sold New Jersey research and development credits for $169,000. In January 2016, the Company effectively sold $16,000,000 of its New Jersey state net operating loss carryforward for the year 2014 for approximately $1,320,000, and also sold New Jersey research and development credits for $241,000. In December 2016, the Company effectively sold $14,000,000 of its New Jersey state net operating loss carryforward for the year 2015 for approximately $1,120,000, and also sold New Jersey research and development credits for $189,000.

The utilization of certain state net operating loss carryforwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company’s prior and current equity transactions, the Company’s net operating loss carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period. The 2017 Tax Act eliminates the three year carryback of net operating losses and allows only the carryforward of losses.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2017 and 2016.

The components of the net deferred tax assets and liabilities as of December 31, 2017 and 2016 consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2017	2016
Net operating losses	$38,005	$59,200
Amortization & depreciation	138	132
Accrued expenses	51	—
Stock compensation	120	139
Total deferred tax assets	38,314	59,471

Deferred tax liabilities:
Research and development costs	(189)	(375)
Deferred tax assets, net	38,125	59,096
Less: Valuation allowance	(38,125)	(59,096)
Deferred tax assets, net	—	—

(14) Notes Payable

In May 2017, the Company entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by the property and assets located at 783 Jersey Ave., New Brunswick, New Jersey. The Company borrowed $1,900,000 of the line in monthly advances including accrued interest as of December 31, 2017. The Company will be able to request future advances in excess of $2,000,000 at the lender’s discretion and be payable in full upon maturity. The Company pays interest on this note at a fixed rate of 12% per annum for the first 18 months and change to a rate equal to 800 basis points above the prime rate of interest during the remainder of the term; however, the interest rate will not be less than 12% for the entire term. The note will be interest only and payable monthly through the maturity. The Company is permitted to prepay the line without penalty commencing after six months. The balance on the note at December 31, 2017 is $1,835,000($1,900,000 less unamortized deferred finance costs of $65,000). The note was paid off on March 16, 2018. See Note 18 - Subsequent Events.

(15) Certain Relationships and Related Transactions

The Company has employment agreements with certain of their Executive Officers and has granted such officers and directors options and warrants to purchase their common stock. Please see details of these Employment Agreements in Note 11 - Royalties, License and Employment Agreements.

Thomas Equels our CEO, was elected to the Board of Directors at the Annual Stockholders Meeting on November 17, 2008 and joined the Company as General Counsel effective June 1, 2010. Mr. Equels had provided external legal services for several years through May 31, 2010 and Equels Law Firm continued to support the Company through 2015. In 2017, 2016 and 2015, the Company paid Equels Law Firm approximately $0, $0 and $42,000, respectively, for services rendered. Upon analysis in the fall of 2011 by the Audit Committee’s Financial Expert, it was deemed that the hourly rates charged by Equels Law to the Company were reasonable when compared to the fee structure of a possible arms-length transaction from comparable firms in practice in the same market and of the similar size. The hourly rate fees from Equels Law Firm remained the same for 2015. There were no legal fees paid in 2016 and 2017 to Equels Law Firm. For his Board fees, Mr. Equels received $0, $20,000 and $182,000 for 2017, 2016 and 2015, respectively. Mr. Equels stopped receiving Board fees in March 2016.

For the years ended 2017, 2016 and 2015, compensation was granted or paid related to the Executive Performance Incentive Program related to the ATM, as set forth in Section 3(c)(ii) of his Employment Agreement, for approximately $0, $0, and $262,000 to Mr. Equels. Mr. Equels’ compensation related to this program was classified entirely as general and administrative expense. Mr. Equels has agreed not to receive any compensation in relation to current or future ATM sales.

In 2016 Mr. Equels also earned, as set forth in Section 3(c)(ii) of his Employment Agreement, $39,000 for 5% of the Ampligen® cost recovery sales for the last 5 years, and $131,000 in accordance with item 5 of the 2016 Senior Executive Deferred Cash Performance Award Plan, as the price of our stock has been above $.20 for 5 successive trading days. In 2017, as set forth in Section 3(c)(ii) of his Employment Agreement, Mr. Equels earned $22,000 for 5% of the 2017 Ampligen® cost recovery sales.

(16) Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There was no credit based sales for 2017, 2016 or 2015.

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

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	December 31, 2017	December 31, 2016
Underlying price per share	$0.35	$0.69-$1.26
Exercise price per share	$1.88	$1.88 - $2.00
Risk-free interest rate	2.05%	1.86%
Expected holding period	3.70	4.70
Expected volatility	65%	85%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	December 31, 2017	February 1, 2017
Underlying price per share	$0.35	$0.64
Exercise price per share	$0.69-$0.75	$0.69-$0.75
Risk-free interest rate	2.10%	1.86%-1.93%
Expected holding period	4.1	5.00
Expected volatility	65%	80%-85%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	December 31, 2017	June 1, 2017
Underlying price per share	$0.35	$0.53
Exercise price per share	$0.63	$0.60-$0.63
Risk-free interest rate	2.14%	1.11%-1.76%
Expected holding period	4.4	.7-5
Expected volatility	65%	80%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	December 31, 2017	August 23, 2017
Underlying price per share	$0.35	$0.37
Exercise price per share	$0.45	$0.45
Risk-free interest rate	1.33%-2.11%	1.11%-1.69%
Expected holding period	0.2-4.2	0.5-4.5
Expected volatility	65%	70%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.

(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.

(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.

(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $-0- and this assumption will be continued in future calculations unless the Company changes its dividend policy.

(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales;

b.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;

c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;

d.	Available capital for a potential buyer in a cash transaction continues to be limited;

e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development;

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $962,000 and $940,000 at December 31, 2017 and 2016, respectively.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 2017, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$695	$695	$—	$—
Liabilities:
Redeemable warrants	$962	—	—	$962

	(in thousands) As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$3,460	$3,460	$—	$—
Liabilities:
Redeemable warrants	$940	—	—	$940

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Balance at December 31, 2016	$940
Issuance of warrants	2,050
Modification of warrants	389
Fair value adjustments	(2,417)
Balance at September 30, 2017	$962

(18) Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued.

There were 2,800,000 warrants with an expiration date of March 1, 2018 and an exercise price on $0.45. These warrants were exercised in January and February 2018. The Company realized proceeds of $1,260,000 from these exercises.

On November 27, 2017, the Company reactivated the EDA. Since December 5, 2017, it sold an aggregate of 2,003,563 shares under the EDA for proceeds of $853,000, net of $26,000 in commissions. Pursuant to a prospectus supplement dated February 7, 2018, the Company currently is able to sell up to 6,549,157 of its common stock (inclusive of shares already sold under the prospectus supplement) under the EDA. The actual number of shares that the Company can sell and the proceeds to be received there from are dependent upon the market price of its common stock.

In February 2018, we signed an amendment to the EAP with myTomorrows. This amendment extended the territory to cover Canada to treat pancreatic cancer patients, pending government approval.

In February 2018, the Company sold the unencumbered, unutilized, and wholly owned property located at 5 Jules Lane, New Brunswick, New Jersey to Acellories, NJ LLC, a New Jersey limited liability company, pursuant to a sale agreement dated September, 11, 2017. The sale price was $1,050,000.

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years at $408,000 per year for two years through March 31, 2020. The lease payments will increase 2.5% per year for the next three years through March 31, 2023 and the lease payments will increase 3% for the remaining five years through March 31, 2028. The sale of the property includes an option to repurchase the property at fair value which does not permanently transfer all the risks and rewards of ownership to the buyer. The option to repurchase the property also would be at a higher price than the sales price and is considered likely based upon the Company’s plans going forward. Because the sale of the property includes the option to repurchase the property and includes the above attributes, the transaction has been accounted for as a financing whereby the Company will debit cash for the amount of cash received and credit financing obligation. The Company will continue to report the property as an asset and the property will continue to be depreciated. The fair value repurchase option would be accounted for similar to a share appreciation mortgage. Accordingly, the guidance in ASC 470-30 related to participating mortgage loans would be applied to the liability. If the option expires unused, the sale is recognized at that time. The gain on the sale is the excess of the liability (current fair value of the property) over its carrying amount. If the option is exercised, the cash payment by the seller-lessee is to pay off the financing obligation. As part of the sale of this building, warrants were provide to the buyer for the purchase of up to 3,225,806 shares of Company common stock for a period of five years at an exercise price of $0.3875 per share, 125% of the closing price of the common stock on the NYSE American on the date of execution of the letter of intent for the purchase. The warrants cannot be exercised to the extent that any exercise would result in the purchaser owning in excess of 4.99% of our issued and outstanding shares of common stock.

Also as part of the sale of the building the Note Payable detailed above in Note 14 was paid off. The payoff amount was $1,956,803, which included all accrued interest and fees.

On March 24, 2018, the Company sold 1,250,000 shares of common stock. The Company realized net proceeds of $475,000 from this stock offering.

On March 26, 2018, we received an order from myTomorrows for 2,100 vials of Ampligen® to be used in the Early Access Program.

In March 2018, we signed an amendment to the EAP with myTomorrows, pursuant to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen® for the treatment of ME/CFS.

