Form 10-Q
period 2018-03-31
HEMISPHERX BIOPHARMA INC
filed 2018-05-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

46,202,997 shares of common stock were outstanding as of May 1, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,957	$1,412
Marketable securities	682	695
Accounts receivable	29	24
Assets held for sale	-	764
Prepaid expenses and other current assets	995	610
Total current assets	5,663	3,505

Property and equipment, net	8,370	8,586
Patent and trademark rights, net	858	858
Other assets	1,369	1,258
Total assets	$16,260	$14,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$850	$741
Accrued expenses	1,578	1,966
Current portion of financing obligation	222	-
Total current liabilities	2,650	2,707

Long-term liabilities:
Note Payable	-	1,835
Financing obligation arising from sale leaseback transaction (Note 13)	2,439	-

Redeemable warrants	971	962

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 39,219,368 and 32,884,786, respectively	39	33
Additional paid-in capital	321,635	317,419
Accumulated other comprehensive income (loss)	(1)	11
Accumulated deficit	(311,473)	(308,760)
Total stockholders’ equity	10,200	8,703
Total liabilities and stockholders’ equity	$16,260	$14,207

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Clinical treatment programs – United States	$13	$23
Clinical treatment programs - Europe	43	61
Total revenues	56	84

Costs and expenses:
Production costs	208	270
Research and development	855	1,391
General and administrative	1,563	1,664

Total costs and expenses	2,626	3,325

Operating loss	(2,570)	(3,241)

Interest and other income	4	26
Interest expense and finance costs	(139)	-
Redeemable warrants valuation adjustment	(231)	393
Gain on sale of building	223	-
Gain on sale of short term marketable securities	-	1
Net loss	(2,713)	(2,821)

Other comprehensive income:
Reclassification adjustments for loss on sales of short term marketable securities included in net loss	-	(1)
Unrealized loss on marketable securities	(12)	12
Net comprehensive loss	$(2,725)	$(2,810)

Basic and diluted loss per share	$(0.07)	$(0.11)

Weighted average shares outstanding, basic and diluted	36,269,388	25,341,068

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2018

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	32,884,786	$33	$317,419	$11	$(308,760)	$8,703
Equity-based compensation	438,385	—	286	—	—	286
Warrants issued for building sale leaseback	—	—	1,149	—	—	1,149
Redeemable warrants	—	—	221	—	—	221
Common stock issuance, net of costs	5,375,288	5	2,321	—	—	2,326
Common stock issued to settle accounts payable	520,909	1	239	—	—	240
Net comprehensive (loss)	—	—	—	(12)	(2,713)	(2,725)

Balance at March 31, 2018	39,219,368	$39	$321,635	$(1)	$(311,473)	$10,200

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(in thousands)

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(2,713)	$(2,821)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	216	261
Redeemable warrants valuation adjustment	231	(393)
Amortization and abandonment of patent and trademark rights	15	13
Equity-based compensation	286	52
Gain on sale of building	(223)	-
Amortization of Finance costs and debt settlement expenses	140	-
Change in assets and liabilities:
Accounts receivable	(6)	(41)
Prepaid expenses and other current assets	(385)	(328)
Accounts payable	245	103
Accrued expenses	(348)	161
Net cash used in operating activities	(2,542)	(2,993)

Cash flows from investing activities:
Sale of marketable securities	-	500
Purchase of property, equipment and construction in progress	-	(3)
Proceeds from sale of underutilized building	1,050	-
Additions to patent and trademark rights	(14)	(11)
Net cash provided by investing activities	1,036	486

Cash flows from financing activities:
Proceeds from lease financing obligation	4,080	—
Settlement costs of lease financing obligation	(268)
Payment of financing obligation	(19)	—
Payoff of mortgage note payable	(1,957)	—
Security deposit paid	(111)	—
Proceeds from sale of stock, net of issuance costs	2,326	875
Net cash provided by financing activities	4,051	875

Net increase (decrease) in cash and cash equivalents	2,545	(1,632)
Cash and cash equivalents at beginning of period	1,412	2,408
Cash and cash equivalents at end of period	$3,957	$776

Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain (loss) on marketable securities	$(12)	$12
Stock issued to settle accounts payable	$240	$67
Fair value of redeemable warrants granted	$-	$734

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

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

Our flagship products include Alferon N Injection® and the experimental therapeutic Ampligen®. Alferon N Injection is approved for a category of Sexually Transmitted Disease (“STD”) infection, and Ampligen represents an experimental Ribonucleic Acid (“RNA”) being developed for globally important viral diseases and disorders of the immune system. Hemispherx’ platform technology includes components for the potential treatment of various severely debilitating and life-threatening diseases.

The Company has incurred numerous years of substantial operating losses as it pursued its clinical and pre-clinical development activities and appropriate regulatory approval processes before any such products can be sold and marketed. As of March 31, 2018, our accumulated deficit was approximately $311,473,000. The Company has not yet generated significant revenues from our products and may incur substantial losses in the future. The Company evaluated these conditions and events that may raise substantial doubt about the Company’s ability to continue as a going concern; however, the Company believes that it has alleviated the substantial doubt by implementing certain actions. The Company reexamined its fundamental priorities in terms of direction, corporate culture and its ability to fund operations. As a result, there were significant changes at the Company including the Company restructuring its executive management team, initiating the pursuit of international sales of clinical grade materials, and implementing a cost saving program which assisted the Company in gained efficiencies and eliminated redundancies within its workforce.

Also, the Company is committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drug, Ampligen, and our approved drug, Alferon N Injection. Lastly, the Company plans to access the public equity markets to raise further capital.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 11,105,515 and 10,881,033 shares for the three months ended March 31, 2018 and 2017, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 1,336,505 options granted in the three months ended March 31, 2018 and none in the three months ended March 31, 2017.

Stock option for employees’ activity during the three months ended March 31, 2018 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2018	1,203,918	$5.91	6.89	$—
Granted	884,459	0.37	—	—
Forfeited	(15,833)	12.00	—	—
Outstanding March 31, 2018	2,072,544	$3.50	8.11	$—
Vested and expected to vest March 31, 2018	2,072,544	$3.50	8.11	$—
Exercisable March 31, 2018	919,807	$6.46	5.62	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2018	366,148	$0.48	9.62	$—
Granted	884,459	0.37	—	—
Vested	(97,870)	0.43	—	—
Forfeited	—	—	—	—
Unvested March 31, 2018	1,152,737	$0.40	9.79	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2018	834,876	$2.70	6.69	$—
Granted	452,046	0.37	—	—
Exercised	—	—	—	—
Forfeited	(14,250)	32.77	—	—
Outstanding March 31, 2018	1,272,672	$1.54	7.77	$—
Vested and expected to vest March 31, 2018	1,272,672	$1.54	7.77	$—
Exercisable March 31, 2018	444,119	$3.71	6.03	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2018	464,659	$0.36	7.84	$—
Granted	452,046	0.37	—	—
Vested	(88,152)	0.40	—	—
Forfeited	-	-	—	—
Unvested March 31, 2018	828,553	$0.36	8.64	$—

Stock-based compensation expense was approximately $286,000 and $52,000 for the three months ended March 31, 2018 and 2017 resulting in an increase in general and administrative expenses and loss per share of $0.01 and $0.00, respectively.

As of March 31, 2018 and 2017, respectively, there was $755,000 and $135,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or net realizable value method of accounting for inventory.

Commercial sales of Alferon will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While the facility is approved by the FDA under the Biological License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Due to the Company extending the timeline of Alferon production to an excess of one year, the Company reclassified Alferon Work-In-Process inventory of $1,115,000 to other assets within the Company’s balance sheet.

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the three months ended March 31, 2018 and 2017, it was determined that none of the marketable securities had other-than-temporary impairments. At March 31, 2018 and December 31, 2017, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

March 31, 2018

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$683	$-	$(1)	$682	$682	$—
Totals	$683	$-	$(1)	$682	$682	$—

December 31, 2017

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$684	$11	$—	$695	$695	$—
Totals	$684	$11	$—	$695	$695	$—

Unrealized losses on investments

As of March 31, 2018 there was one investment of $682,000 in a loss position of $(1,000) for less than 12 months.

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2018	December 31, 2017
Compensation	$871	$569
Professional fees	91	506
Clinical trial expenses	84	310
Other expenses	532	581
	$1,578	$1,966

Note 7: Property and Equipment

	(in thousands)
	March 31, 2018	December 31, 2017
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,084	5,625
Total property and equipment	15,631	16,172
Less: accumulated depreciation and amortization	(7,261)	(7,586)
Property and equipment, net	$8,370	$8,586

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years. The lease payments are initially $408,000 per year for two years through March 31, 2020 and will escalate in subsequent years. (See Note 13 – Financing Obligation Arising from Sale Leaseback Transaction for more details on the sale leaseback of the property and equipment).

In February 2018, the Company sold the building located adjacent to its manufacturing facility located at 5 Jules Lane, New Brunswick, New Jersey to an unaffiliated party. The purchase price was $1,050,000 and the Company netted $963,000 in cash.

Note 8: Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. There were no Preferred Shares issued and outstanding as of March 31, 2018 and December 31, 2017.

(b) Common Stock

The Company’s stockholders approved an amendment to the Company’s corporate Charter at the Annual Shareholder Meeting held in Philadelphia, PA in 2011. This amendment increased the Company’s authorized shares from 200,000,000 to 350,000,000 with specific limitations and restrictions on the usage of 75,000,000 of the 150,000,000 newly authorized shares.

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

In September 2016, the Company entered into Securities Purchase Agreements with certain investors for the sale by the Company of 3,333,334 shares of its common stock at a purchase price of $1.50 per share and sold warrants to purchase 2,500,000 shares of Common Stock for aggregate net proceeds of $4,520,000 after deducting certain fees due to the placement agent and the Company’s transaction expenses. The net proceeds received by the Company from the Security Purchase Agreement provided funds for preparation for technology transfer opportunities, expenses related to Ampligen manufacturing, working capital and general corporate purposes. Subject to certain ownership limitations, the warrants were initially exercisable six-months after issuance at an exercise price equal to $2.00 per share of Common Stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date.

In June 2017, pursuant to an offer to the holders of the foregoing warrants (the “Exchange Transaction”), the exercise price of the foregoing warrants was changed to $0.50. As a result, the warrant holders exercised these warrants and purchased 2,370,000 shares of company common stock. As part of the Exchange Transaction, the Company issued 2,370,000 series A warrants with an exercise price of $0.60 per share, an initial exercise date of December 1, 2017 and expiring March 6, 2022 and 7,584,000 series B warrants with an exercise price of $0.60, an initial exercise date December 1, 2017 per share and expiring March 1, 2018, which were exercised as described below. The Company received net proceeds from the foregoing transaction of approximately $1,055,000, after deducting certain fees due to the placement agent and the Company’s transaction expenses. In July 2017, the warrant holders exercised the remaining 130,000 warrants issued in September 2016 and purchased 130,000 shares of common stock. The Company realized additional net proceeds of $65,000 from this exercise. In conjunction with the foregoing the Company issued an additional 130,000 series A warrants and 416,000 series B warrants with an exercise price of $0.60 and an initial exercise date of January 10, 2018. The net proceeds received by the Company from these offerings provided funds for preparation for technology transfer opportunities, expenses related to Ampligen manufacturing, working capital and general corporate purposes.

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

In February 2017, the Company entered into Securities Purchase Agreements (each, a “February Purchase Agreement”) with certain investors for the sale by us of 1,818,185 shares of its common stock at a purchase price of $0.55 per share. Concurrently with the sale of the common stock, pursuant to the February Purchase Agreement, the Company also sold unregistered warrants to purchase 1,363,639 shares of common stock for aggregate net proceeds of approximately $875,000. The warrants have an exercise price of $0.75 per share, are exercisable six months after issuance, and will expire five years from the initial exercise date. Pursuant to an engagement agreement, the Company paid its placement agent an aggregate fee equal to 7% of the gross proceeds received by the Company from the sale of the securities in the offering and granted to its placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 90,910 unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the placement agent warrants will expire on February 1, 2,022 and have an exercise price equal to $0.6875 per share of common stock.

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

On July 23, 2012, the Company entered into an equity distribution agreement with Maxim (the “EDA”) pursuant to which it could sell up to $75,000,000 worth of our shares of common stock from time to time through Maxim, as sales agent. Under the EDA, Maxim is entitled to a fixed commission rate of 4.0% of the gross sales price of shares sold under the EDA, up to aggregate gross proceeds of $10,000,000, and thereafter, at a fixed commission rate of 3.0% of the gross sales price of shares sold under the EDA. The Company has no obligation to sell any of the shares and may at any time suspend offers under the EDA or terminate the EDA. Sales under the EDA were suspended on April 20, 2018 for a period of 60 days.

On November 27, 2017, the Company reactivated the EDA. During the three months ended March 31, 2018, the Company sold an aggregate of 1,325,288 shares under the EDA for proceeds of $609,000 net of $18,000 in commissions. Pursuant to a prospectus supplement dated February 7, 2018, the Company was able to sell up to 6,549,157 of its common stock (inclusive of shares already sold under the prospectus supplement) under the EDA. The actual number of shares that the Company can sell and the proceeds to be received there from are dependent upon the market price of its common stock.

On March 24, 2018, the Company sold 1,250,000 shares of common stock. The Company realized net proceeds of $475,000 from this stock offering.

As of March 31, 2018 and December 31, 2016, there were 39,219,368 and 32,884,786 shares outstanding, respectively.

The Equity Incentive Plan of 2009, effective June 24, 2009, as amended, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 22,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the three months ended March 31, 2018, there were 1,336,505 options granted by the Company.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As of March 31, 2018, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. The Company applied the Full Retrospective Application to implement the new revenue recognition standard ASC 606. The Company, based on the nature of its Ampligen sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy GAAP and that difficulties will not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard had little or no impact to the Company’s opening balance of retained earnings.

In January 2016, the (“FASB”) has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. The Company believes that the adoption of the guidance will have no material impact on the Company’s financial statement presentation or disclosures.

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

In 2018, the FASB also issued Accounting Standards Updates (“ASU”) 2018-01 through 2018-05. These updates did not have a significant impact on the financial statements.

Note 11: Note Payable

In May 2017, the Company entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by the property and assets located at 783 Jersey Avenue, New Brunswick, New Jersey. The Company borrowed $1,900,000 of the line in monthly advances including accrued interest as of December 31, 2017. The Company was able to request future advances in excess of $2,000,000 at the lender’s discretion and be payable in full upon maturity. The Company paid interest on this note at a fixed rate of 12% per annum for the first 18 months and change to a rate equal to 800 basis points above the prime rate of interest during the remainder of the term; however, the interest rate was not to be less than 12% for the entire term. The note was interest only and payable monthly through the maturity. The Company was permitted to prepay the line without penalty commencing after six months. The balance on the note at December 31, 2017 was $1,835,000 ($1,900,000 less unamortized deferred finance costs of $65,000). The note was paid off on March 16, 2018 in conjunction with the sale leaseback of the Company’s above property and assets at an amount of $1,956,803, which included all accrued interest and fees (See also Note 7 – Property and Equipment).

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

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	March 31, 2018	December 31, 2017
Underlying price per share	$0.40	$0.35
Exercise price per share	$1.88	$1.88
Risk-free interest rate	2.43%	2.05%
Expected holding period	3.40	3.70
Expected volatility	70%	65%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	March 31, 2018	December 31, 2017
Underlying price per share	$0.40	$0.35
Exercise price per share	$0.69-0.75	$0.69-$0.75
Risk-free interest rate	2.46%	2.10%
Expected holding period	3.8-3.9	4.10
Expected volatility	70%	65%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	March 31, 2018	December 31, 2017
Underlying price per share	$0.40	$0.35
Exercise price per share	$0.63	$0.63
Risk-free interest rate	2.49%	2.14%
Expected holding period	4.2	4.4
Expected volatility	70%	65%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	March 31, 2018	December 31, 2017

Underlying price per share	$0.40	$0.35
Exercise price per share	$0.45	$0.45
Risk-free interest rate	2.47%	1.33%-2.11%
Expected holding period	3.9	0.2-4.2
Expected volatility	70%	65%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $-0- and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;
d.	Available capital for a potential buyer in a cash transaction continues to be limited;
e.	The nature of a life sciences company is heavily dependent on future funding and high costs, including Research & Development;
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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $971,000 at March 31, 2018 and $962,000 at December 31, 2017.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2018, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

		(in thousands) As of March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$682	$682	$-	$-
Liabilities:
Redeemable warrants	$971	-	-	$971

	(in thousands) As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$695	$695	$-	$-
Liabilities:
Redeemable warrants	$962	-	-	$962

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Balance at December 31, 2017	$962
Warrants exercised and cancelled	(222)
Fair value adjustments	231
Balance at March 31, 2018	$971

Note 13: Financing Obligation Arising from Sale Leaseback Transaction

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years at $408,000 per year for two years through March 31, 2020. The lease payments will increase 2.5% per year for the next three years through March 31, 2023 and the lease payments will increase 3% for the remaining five years through March 31, 2028. The sale of the property includes an option to repurchase the property at fair value which does not permanently transfer all the risks and rewards of ownership to the buyer. The option to repurchase the property also would be at a higher price than the sales price and is considered likely based upon the Company’s plans going forward. Because the sale of the property includes the option to repurchase the property and includes the above attributes, the transaction was accounted for as a financing transaction whereby the Company debited cash for the amount of cash received and credit financing obligation. The Company will continue to report the property as an asset and the property will continue to be depreciated. The fair value repurchase option is accounted for similar to a share appreciation mortgage. Accordingly, the guidance in ASC 470-30 related to participating mortgage loans would be applied to the liability. If the option expires unused, the sale is recognized at that time. The gain on the sale would be the excess of the liability (current fair value of the property) over its carrying amount. If the option is exercised, the cash payment by the seller-lessee is to pay off the financing obligation. As part of the sale of this building, warrants were provided to the buyer for the purchase of up to 3,225,806 shares of Company common stock for a period of five years at an exercise price of $0.3875 per share, 125% of the closing price of the common stock on the NYSE American on the date of execution of the letter of intent for the purchase. The warrants cannot be exercised to the extent that any exercise would result in the purchaser owning in excess of 4.99% of our issued and outstanding shares of common stock.

The Property and equipment in Note 7 above are the property and equipment involved in this transaction. Depreciation on the building will continue until a sale has been recognized.

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of March 31, 2018, are as follows:

During the year ending March 31:

(in thousands)
2018	$374
2019	408
2020	419
2021	429
2022	439
Thereafter	2,402
Total of payments	4,471
Less deferred settlement costs	(265)
Less discount on debt instrument	(1,139)
Less imputed interest	(406)
Total Balance	2,661
Less Current portion	222
Long term portion	$2,439

Interest expense relating to this financing agreement was $16,000 for the three months ended March 31, 2018.

Note 14: Subsequent Events

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event, other than the above, constituted a matter that required adjustment to the financial statements for the three months ended March 31, 2018.

On April 20, 2018 the Company entered into Securities Purchase Agreements for the sale by the Company of an aggregate of 6,600,000 shares at a purchase price of $0.39 per share. Concurrently with the sale of the shares, the Company also sold 6,600,000 warrants, 50% of which are Class A Warrants and 50% of which are Class B Warrants. The Company realized $2,343,820 from this sale.

In May 2017, Hemispherx filed a complaint in the Philadelphia County Court of Common Pleas Civil Trial Division against Nitto Avecia Pharma Services, Inc. (“NAPS”), the successor to Avrio Biopharmaceuticals, LLC (“Avrio”), primarily for breach of contract. In March of 2018, the parties agreed to fully resolve their dispute by agreement for a satisfactory payment of $200,000 to Hemispherx and the return of its manufacturing equipment. Final documentation of the settlement was executed on April 23, 2018 by the parties and has fully resolved the parties' claims and disputes.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to adequately fund our projects as we will need additional funding to proceed with our objectives, the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to find senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response from the U.S. Food and Drug Administration (the “FDA”) declining to approve our Ampligen New Drug Application (“NDA”) for Chronic Fatigue Syndrome Treatment, sometimes referred to as myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”), stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. With regard to our NDA for Ampligen to treat ME/CFS, as noted above, there are additional steps which the FDA has advised Hemispherx to take in our seeking approval. The final results of these and other ongoing activities, and of the FDA review, could vary materially from Hemispherx’ expectations and could adversely affect the chances for approval of the Ampligen NDA. Any failure to satisfy the FDA’s requirements could significantly delay, or preclude outright, approval of our drugs for commercial sale in the United States.

We also have disclosed that, in August 2016, we received approval of our NDA from AdministracionNacional de Medicamentos, Alimentos y TecnologiaMedica (“ANMAT”) for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program (“EAP”) as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch (including possible requirements for approval of final manufacturing) and we most likely will need additional funds to manufacture product at a sufficient level for a commercial launch. There are no assurances as to whether or when such multiple subsequent steps will be successfully performed to result in an overall successful commercialization and product launch. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

We also have disclosed that, in May 2016, we entered into a five year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. In January 2017, we announced that the EAP has been extended to pancreatic cancer patients beginning in the Netherlands. In June 2017, we signed an amendment to provide support services to Hemispherx with respect to the execution of the 511-Program (“511-Services”) and that the 511-Services shall be rendered free of charge. In February 2018, we signed an amendment to extend the territory to cover Canada to treat pancreatic cancer patients, pending government approval. In March 2018, we signed an amendment to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen for the treatment of ME/CFS. No assurance can be given that we can sufficiently supply product should we experience an unexpected demand for Ampligen in our clinical studies, the commercial launch in Argentina or pursuant to the EAPs.  No assurance can be given that Ampligen® will prove effective in the treatment of pancreatic cancer.

Our overall objectives include plans to continue seeking approval for commercialization of Ampligen in the United States and abroad as well as seeking to broaden commercial therapeutic indications for Alferon N Injection presently approved in the United States and Argentina. We continue to pursue senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms. Our ability to commercialize our products, widen commercial therapeutic indications of Alferon N Injection and/or capitalize on our collaborations with research laboratories to examine our products are subject to a number of significant risks and uncertainties including, but not limited to our ability to enter into more definitive agreements with some of the research laboratories and others that we are collaborating with, to fund and conduct additional testing and studies, whether or not such testing is successful or requires additional testing and meets the requirements of the FDA and comparable foreign regulatory agencies. We do not know when, if ever, our products will be generally available for commercial sale for any indication.

We outsource certain components of our manufacturing, quality control, marketing and distribution while maintaining control over the entire process through our quality assurance and regulatory groups. We cannot provide any guarantee that the facility or our contract manufacturer will necessarily pass an FDA pre-approval inspection for Alferon manufacture.

The production of new Alferon API inventory will not commence until the validation phase is complete. While the facility is approved by FDA under the Biological License Application ("BLA”) for Alferon, this status will need to be reaffirmed by a successful Pre-Approval Inspection by the FDA prior to commercial sale of newly produced inventory product. If and when the Company obtains a reaffirmation of FDA BLA status and has begun production of new Alferon API, it will need FDA approval as to the quality and stability of the final product to allow commercial sales to resume. We will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels. In addition, we are currently readying the New Brunswick facility to start manufacturing polymers used for the production of Ampligen to satisfy our future needs, supplementing the polymers we have on hand. While we anticipate that we will be able to commence manufacturing polymers at the New Brunswick facility, we may need additional funding to continue manufacturing. There cannot be any guarantee that we will obtain adequate funds to sustain manufacturing at the New Brunswick facility or that the facility will be able to manufacture sufficient lots for the commercial launch of Ampligen.

We believe, and are investigating, Ampligen’s potential role in enhancing the activity of influenza vaccines. While certain studies involving rodents, non-human primates (monkeys) and healthy human subjects indicate that Ampligen may enhance the activity of influenza vaccines by conferring increased cross-reactivity or cross-protection, further studies will be required and no assurance can be given that Ampligen will assist in the development of a universal vaccine for influenza or other viruses.

We do not undertake and specifically decline any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

General

Hemispherx Biopharma, Inc. and its subsidiaries (collectively, “Hemispherx”, “Company”, “we” or “us”) are a specialty pharmaceutical company headquartered in Orlando, Florida. and engaged in the development of new drug therapies based on natural immune system enhancing technologies for the treatment of viral and immune based disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

Our flagship products include Alferon N Injection and the experimental therapeutic Ampligen. Alferon N Injection is approved for a category of STD infection, and Ampligen represents an experimental RNA being developed for globally important viral diseases and disorders of the immune system. Hemispherx’ platform technology includes components for potential treatment of various severely debilitating and life-threatening diseases.

We operate a 30,000 sq. ft. facility in New Brunswick, N.J. with the objective of producing Alferon and Ampligen upon FDA approval.

On February 1, 2013, we received a Complete Response Letter (“CRL”) from the FDA for our Ampligen NDA for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. Please see the discussion in “Our Products - Ampligen®” below for more detail.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drug, Ampligen, and our FDA approved drug, Alferon N Injection.

Our principal executive office is located at 860 N. Orange Avenue, Suite B, Orlando, FL 32801.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of our experimental compound, Ampligen, and our FDA approved natural interferon product, Alferon N Injection.

Ampligen®

Ampligen is approved for sale in Argentina and is an experimental drug currently undergoing clinical development for the treatment of CFS in the United States of America. Over its developmental history, Ampligen has received various designations, including Orphan Drug Product Designation (FDA), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Ampligen represents the first drug in the class of large (macromolecular) RNA (nucleic acid) molecules to apply for NDA review. Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum anti-viral and anti-cancer properties.

We believe that nucleic acid compounds represent a potential new class of pharmaceutical products as they are designed to act at the molecular level for treatment of human diseases. There are two forms of nucleic acids, DNA and RNA. DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which compromise the body’s immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically-configured RNA. Our double-stranded RNA drug product, trademarked Ampligen, is an experimental, unapproved drug in the United States, that is administered intravenously. Ampligen has been assigned the generic name rintatolimod by the United States Adopted Names Council (USANC) and has the chemical designation poly(I):poly(C12U).

Clinical trials of Ampligen already conducted by us include studies of the potential treatment of CFS, Hepatitis B, HIV and cancer patients with renal cell carcinoma and malignant melanoma. All of these potential uses will require additional clinical trials to generate the safety and effectiveness data necessary to support regulatory approval.

In February 2013, we received a CRL from the FDA for Ampligen for CFS. In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. We are actively engaged with the FDA and have had several meetings in order to reach an agreement on the path forward. Until we reach an agreement with the FDA regarding the design of a study, we are unable to reasonably estimate the nature or costs necessary to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies.

The FDA authorized an open-label treatment protocol, (“AMP-511”), allowing patient access to Ampligen for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies. In 2015, we engaged an independent certified public accountant to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial. In October 2016, the FDA granted our request to implement the new cost which was initiated during the quarter ended March 31, 2017. As of December 31, 2017, there are 17 patients participating in this open-label treatment protocol.

In August 2016, we received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of ME/CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch.

In May 2016, we entered into a five year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to CFS. Pursuant to the agreement as amended myTomorrow’s also will manage all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. In addition, myTomorrows will provide support services to Hemispherx with respect to the execution of the 511- cost recovery Program to treat ME/CFS patients in the USA.

In April 2018, we completed data analysis of an intranasal human safety study of Ampligen plus FluMist known as AMP-600. The study was previously closed after the US Centers for Disease Control and Prevention (“CDC”) recommended against the use of FluMist®. Intranasal Ampligen in combination with FluMist® was generally well-tolerated in the study.

Alferon N Injection®

Alferon N Injection is the registered trademark for our injectable formulation of natural alpha interferon, which was approved by the FDA for the treatment of certain categories of genital warts. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). The CDC estimates that “approximately twenty million Americans are currently infected with HPV with another six million becoming newly infected each year. HPV is so common that at least 50% of sexually active men and women get it at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.

Interferons are a group of proteins produced and secreted by cells to combat diseases. Researchers have identified four major classes of human interferon: alpha, beta, gamma and omega. Alferon N Injection contains a multi-species form of alpha interferon. The world-wide market for injectable alpha interferon-based products has experienced rapid growth and various alpha interferon injectable products are approved for many major medical uses worldwide. Alpha interferons are manufactured commercially in three ways: by genetic engineering, by cell culture, and from human white blood cells. All three of these types of alpha interferon are or were approved for commercial sale in the U.S. Our natural alpha interferon is produced from human white blood cells.

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

Alferon N Injection [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multi-species alpha interferon product. There are essentially no neutralizing antibodies observed against Alferon N Injection to date and the product has a relatively low side-effect profile. The recombinant DNA derived alpha interferon formulations have been reported to have decreased effectiveness after one year of treatment, probably due to neutralizing antibody formation.

See “Manufacturing” and “Marketing/Distribution” sections below for more details on the manufacture and marketing/distribution of Alferon N Injection.

Other Diseases

In December 2013, we announced that we were supporting the University of Pittsburgh’s Chemokine Modulation Research initiative which includes Ampligen as an adjuvant. As part of this collaboration, Hemispherx has supplied clinical grade Ampligen (rintatolimod) to the University. The study, under the leadership of Professor of Surgery Pawel Kalinski, M.D., Ph.D., involved the Chemokine Modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to Roswell Park Cancer Institute (RPCI) in Buffalo, NY. Dr. Kalinski is currently working to establish a cancer program at RPCI which will continue to require a supply of Ampligen. The cancer protocols utilizing Ampligen at the University of Pittsburgh have been closed except for the ovarian study for which Dr. Edwards is the investigator. This study of recurrent ovarian cancer patients which includes Ampligen as a component of the treatment regimen has enrolled 10 patients to date.

In July 2015, we submitted an application for orphan drug designation to the European Medicines Agency (EMA) for Alferon N to treat Middle East Respiratory Syndrome (“MERS”) and in January 2016, the EMA forwarded to us both its Public Summary of Opinion and its record designation approving the Orphan Medicinal Products Designation for Alferon N Injection, also known as interferon alfa-n3, as a potential treatment of MERS. In addition, we concluded our series of collaborations designed to determine the potential effectiveness of Alferon N and Ampligen as potential preventative and/or therapeutic treatments for Ebola related disorders. Although we believe that the threat of both MERS and Ebola globally may reemerge in the future, it appears that the spread of these disorders has somewhat diminished. As a result, we have elected to focus our research and development efforts on other areas at this time.

In January 2017, we announced that the EAP through our agreement with myTomorrows designed to enable access of Ampligen to ME/CFS patients had been extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. In February 2018, the agreement with myTomorrows was extended to cover Canada to treat pancreatic cancer patients, pending government approval.

In July 2017, we entered into a Material Transfer Agreement with Roswell Park Cancer Institute (RPCI) in Buffalo, NY to continue the cancer studies with Dr. Pawel Kalinski and his associates.

As of March 31, 2018, 36 pancreatic patients have received treatment with single-agent Ampligen immuno-oncology therapy in an EAP managed by Amsterdam-based myTomorrows, an international leader in providing physician access to experimental medicines.

Laboratory experiments do not necessarily indicate clinical benefit. Some of the research both past and present has been, and may in the future be, sponsored in part by contracts or grants from us to various independent research entities.

Manufacturing

In January 2017, we entered into a purchase order to replace the previous purchase commitment with Jubilant Hollister-Stier LLC (“Jubilant”) pursuant to which Jubilant will manufacture batches of Ampligen for us. Pursuant to the order, Jubilant will perform tooling and validation activities as well as final fill and finish services. The first lot was manufactured in April, with an anticipated release in May for sale and clinical use. The second lot is planned to be filled and filled and finished in May with a release date of July 2018.

In July 2016, we reached an agreement with Avrio Biopharmaceuticals, now Nitto Avecia Pharma, Inc. (“Avecia”) to serve as an additional contract manufacturer of our experimental drug, Ampligen. In May 2017, we filed a complaint against Nitto Avecia Pharma Services, Inc. (“NAPS”), the successor to Avrio Biopharmaceuticals, LLC (“Avrio”), primarily for breach of contract. In March of 2018, the parties agreed to fully resolve their dispute by agreement for a satisfactory payment of $200,000 to Hemispherx and the return of its manufacturing equipment. Final documentation of the settlement was executed on April 23, 2018 by the parties and has fully resolved the parties' claims and disputes. Please see “Item 1: Legal Proceedings” in Part II.

Commercial sales of Alferon in the US will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While the facility is approved by the FDA under the BLA for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. We estimate we will need approximately $10,000,000 to commence the manufacturing process. Due to the Company extending the timeline of Alferon production to an excess of one year, we reclassified Alferon work-process-inventory of $1,115,000 to other assets within our balance sheet as of March 31, 2018. In addition, due to the high cost estimates to bring the facility back online, we will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

Marketing/Distribution

If we are unable to achieve licensing, collaboration and/or joint ventures, our marketing strategy for Ampligen will be to be part of the differing health care systems around the world along with the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. We expect that, subject to receipt of FDA, ANMAT and/or other regulatory approval, Ampligen may be utilized in four medical arenas: physicians’ offices, clinics, hospitals, and the home treatment setting. In preparation for the FDA’s consideration of our Ampligen NDA, we undertook early stage development of pre-launch and launch driven marketing plans focusing on audience development, medical support and payer reimbursement initiatives which could facilitate product acceptance and utilization at the time of regulatory approval, if obtained. Similarly, we continued to consider distribution scenarios for the Specialty Pharmacy/Infusion channel which could provide market access, offer 3PL (third party logistics) capabilities and provide the requisite risk management control mechanisms. It is our intent to utilize third party service providers to execute elements of both the marketing/sales and distribution plans. As a possible option, we considered a plan to utilize a small group of Managed Market account managers to introduce the product to payor, employer and government account audiences. We believe that this approach could establish a market presence and facilitate the generation of revenue without incurring the substantial costs associated with a traditional sales force. Furthermore, Management believes that any approach considered should enable us to retain multiple options for future marketing strategies.

In May 2016, we entered into a five year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries.

In January 2017, the ANMAT granted a five-year extension to a previous approval to sale and distribute Alferon N Injection (under the brand name “Naturaferon”) in Argentina. This extends the approval until 2022. In February 2013, we received the ANMAT approval for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon, with Naturaferon® in Argentina.

In August 2017, we extended our agreement with Asembia, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection throughout the United States.

In August 2017, we extended our agreement with specialty distributor, BioRidgePharma, LLC (“BioRidge”) to warehouse, ship, and distribute Alferon N Injection on an exclusive basis in support of U.S. sales.

In May 2016, we entered into an amended and restated five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and supplying Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen sold in the Territory where Marketing Authorization was obtained, and the maximum royalty would be a percentage of Net Sales. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. The Company believes that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between five and fifteen years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen in the Territory. In 2017, the Company commenced sales of recently manufactured Ampligen in international programs.

In January 2017, we announced that the EAP through our agreement with myTomorrows designed to enable access of Ampligen to ME/CFS patients has been extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program.

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

In March 2018, we signed an amendment to the EAP with myTomorrows, pursuant to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen for the treatment of ME/CFS.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the three months ended March 31 2018, the Company did not make any contributions towards the 401(k) Plan.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 versus three months ended March 31, 2017

Net Loss

Our net loss was approximately $2,713,000 and $2,821,000 for the three months ended March 31, 2018 and 2017, respectively, representing a decrease in loss of approximately $108,000 or 4% when compared to the same period in 2016. This decrease in loss for these three months was primarily due to the following:

1)	a decrease in research and development expense of $536,000 or 39%;

2)	a decrease in general and administrative expense of $101,000 or 6%; and

3)	a gain from the sale of the underutilized building in New Brunswick of $223,000; offset by

4)	an increase in interest and finance costs of $139,000; and

5)	the quarterly revaluation of certain redeemable warrants resulted in a non-cash loss of $(231,000) in the 3/31/18 quarter compared to a gain of $393,000 in the 3/31/17 quarter.

Net loss per share was $(0.07) and $(0.11) for the three months ended March 31, 2018 and 2017, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2018 was 36,269,388 as compared to 25,341,068 as of March 31, 2017.

Revenues

Revenues from our Ampligen Cost Recovery Program were $56,000 and $84,000 for the three months ended March 31, 2018 and 2017, respectively.

The primary reason for the decrease in revenues of $28,000 between periods was due to the unavailability of Ampligen for our EAP through our agreement with MyTomorrows designed to enable access of Ampligen to pancreatic cancer patients in the Netherlands. Ampligen is currently being manufactured.

For the three months ended March 31, 2018 and 2017, we had no Alferon N Injection Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP-511”), that allows patient access to Ampligen for treatment in an open-label safety study.

Production Costs

Production costs were approximately $208,000 and $270,000, respectively, for the three months ended March 31, 2018 and 2017, representing a decrease of $62,000 in production costs in the current period. These costs primarily represent stability testing and pre-production expenses related to Alferon. The reduction in costs was primarily due to an overall reduction in costs.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2018 were approximately $855,000 as compared to $1,391,000 for the same period a year ago, reflecting a decrease of approximately $536,000 or 39%. The primary reason for the decrease in research and development costs was due to a reduction of U.S. clinical costs of $394,000 as a result of amounts due to clinical investigators and renegotiated terms with the investigators. There was also a reduction of Ampligen stability costs of $98,000 along with a general reduction of clinical costs.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2018 and 2017, were approximately $1,563,000 and $1,664,000, respectively, reflecting a decrease of approximately $101,000 or 6%. The reduction in G&A expenses during the current period was mainly due to a reduction in rent due to moving the Philadelphia PA. office and various other administrative reductions.

Interest and Other Income

Interest and other income for the three months ended March 31, 2018 and 2017 were approximately $4,000 and $26,000, respectively, representing a reduction of approximately $22,000 or 85%. The primary cause for the decrease in investment income during the current quarter was primarily due to lower balances available to invest in the current period as compared to the prior period.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended March 31, 2018 amounted to a loss of approximately $231,000, compared to a gain of $393,000 for March 31, 2017 (see Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $4,639,000 in cash, cash equivalents and marketable securities inclusive of approximately $682,000 in Marketable Securities, representing an increase of approximately $2,532,000 from December 31, 2017. Cash used in operating activities for the three months ended March 31, 2018 was approximately $2,542,000 compared to approximately $2,993,000 for the same period in 2017, a decrease of $451,000 or 15%. The primary reason for this decrease was the overall reductions in operating expenses.

Cash used in investing activities for the three months ended March 31, 2018 was approximately $1,036,000 compared to cash provided by investing activities of approximately $486,000 for the same period in 2017, representing an increase of $550,000. The primary reason for the increase during the current period is the receipt of $963,000 from the sale of the underutilized second building in New Brunswick, New Jersey.

Cash provided by financing activities for the three months ended March 31, 2018 was approximately $4,051,000 compared to approximately $875,000 for the same period in 2017, an increase of $3,176,000. The primary reasons for the increase in the three months ended March 31, 2018 can be attributable to our receipt of net proceeds of approximately $2,326,000 from the sale common stock pursuant to our EDA with Maxim Group, the exercise of warrants and the sale of shares through a stock offering (see “Note 8: Stockholders’ Equity”). Also we received $1,678,000 from the sale leaseback of the main building located in New Brunswick, New Jersey.

If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. In this regard, due to the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility and to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection and to commercialize our products. However, there is no assurance that such financing will be available.

As of September 1, 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 226,023 options were issued to each of the two independent directors in February 2018 with an exercise price of $0.37 for a period of 10 years with a vesting period of 3 years. As of September 1, 2017, certain officers agreed to defer 40% of their salaries until cash is available and all employees agreed to be paid 50% of their salaries in the form of unrestricted common stock of the Company. In April 2018, the Board of Directors approved a payment of 50% of the deferred Board fees and the deferred officer salaries. However, 100% of the current Board fees and 40% of the current officer salaries continue to deferred.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon.

We reactivated our Equity Distribution Agreement with Maximunder our universal shelf registration statement in December 2017. Since December 5, 2017, we have sold an aggregate of 2,003,563 shares under the EDA for proceeds of $827,410 net of $25,590 in commissions. The actual number of shares that we can sell Pursuant to the EDA and the proceeds to be received therefrom are dependent upon the market price of our common stock.

In January and February 2018, we realized net proceeds of approximately $1,260,000 form the exercise of 2,800,000 warrants with an exercise price on $0.45.

On March 16, 2018, we sold our property located at 783 Jersey Ave, New Brunswick, NJ for $4,080,000 and the purchasers received 3,225,806 warrants to purchase common stock. Simultaneously therewith, we leased the facility back.

On March 24, 2018, we sold 1,250,000 shares of common stock for net proceeds of approximately $475,000 from this stock offering.

In February 2018, we sold our unencumbered, unutilized, and wholly owned property located at 5 Jules Lane, New Brunswick, New Jersey to Acellories, NJ LLC, a New Jersey limited liability company, pursuant to a sale agreement dated September, 11, 2017. The sale price was $1,050,000.

There can be no assurances that, if needed, we will be able to raise adequate funds from these or other sources or enter into licensing, partnering or other arrangements to advance our business goals. Our inability to raise such funds or enter into such arrangements, if needed, could have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash. Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our research and development programs, clinical trials, acquisitions of intellectual property or assets, enhancements to the manufacturing process, competitive and technological advances, the regulatory processes including the commercializing of Ampligen products or new utilization of Alferon products.

The proceeds from our financings have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development along with our efforts regarding the Ampligen manufacturing, Ampligen NDA and preparedness for the FDA pre-approval inspections of the New Brunswick manufacturing facility. There can be no assurances that, if needed, we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $4,639,000 in cash, cash equivalents and marketable securities at March 31, 2018 as compared to $2,107,000 at December 31, 2017.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of March 31, 2018, to ensure that material information was accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2018, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

In May 2017, Hemispherx filed a complaint in the Philadelphia County Court of Common Pleas Civil Trial Division against Nitto Avecia Pharma Services, Inc. (“NAPS”), the successor to Avrio Biopharmaceuticals, LLC (“Avrio”), primarily for breach of contract. In March of 2018, the parties agreed to fully resolve their dispute by agreement for a satisfactory payment of $200,000 to Hemispherx and the return of its manufacturing equipment. Final documentation of the settlement was executed on April 23, 2018 by the parties and has fully resolved the parties’ claims and disputes.

In December 2017, Hemispherx commenced suit against Biolife Plasma Services, LP. formerly d/b/a Pennsylvania Plasma, a Shire Company (Biolife) asserting breach by Biolife of a contract which Hemispherx pursuant to which Biolife was obligated to supply Hemispherx with leukocytes. In addition to lost profits from the breach, the Complaint also seeks damages arising from the breach of the implied covenant of good faith and fair dealing. By agreement, the defendant has not yet formally responded to the suit. Due to the early stage of the litigation no estimate can be made of the likelihood, amount, or timing of any recovery.

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

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen, approved. As of March 31, 2018, our accumulated deficit was approximately $311,473,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2018, we had approximately $4,639,000 in cash, cash equivalents and marketable securities (inclusive of approximately $682,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted.

In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Until we undertake the end-of-review conference(s) with the FDA or otherwise reach an agreement with the FDA regarding the design of a confirmatory study, we are unable to reasonably estimate the nature, costs, necessary efforts to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. Utilizing the industry norms for undertaking a Phase III clinical study, we estimate upon acceptance of the study’s design that it would take approximately 18 months to three years to complete a new well-controlled Ampligen clinical study for resubmission to the FDA. It can be reasonably anticipated that the time and cost to undertake clinical trial(s), studies and data analysis are beyond our current financial resources without gaining access to additional funding. The actual duration to complete the clinical study may be different based on the length of time it takes to design the study and obtain FDA’s acceptance of the design, the final design of an acceptable Phase III clinical study design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations.

Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen along with the manufacturing, marketing and distribution of our products, including Alferon N Injection. Due to the repair issues mentioned above within our NJ facility and the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. We may also need additional capital to eventually commercialize and sell Ampligen and/or recommence and increase sales of Alferon N Injection or our other products. We anticipate considering multiple options in an attempt to secure funding, including but not limited to such methods as the sales of additional equity, licensing agreements, partnering with other organizations, debt financing or other sources of capital.

We reactivated our EDA in December 2017. In addition, in 2018, we sold our property located at 783 Jersey Ave, New Brunswick, NJ for $4,080,000, simultaneously leasing the facility back, and sold the unencumbered, unutilized, and wholly owned property located at 5 Jules Lane, New Brunswick, NJ for $1,050,000. However, if we are unable to obtain additional funding or other sales of securities and/or otherwise, our ability to develop our products, commercially produce inventory or continue our operations may be materially adversely affected.

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

Our common stock is listed for quotation on the NYSE MKT. For the three months ended March 31, 2018, the trading price of our common stock has ranged from $0.65 to $0.34 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered securities for public sale pursuant to a universal shelf registration statement and we had been selling shares under this shelf registration statement. Since December 5, 2017, we have sold an aggregate of 2,003,563 shares under our EDA with Maxim Group. In April 2018, we sold 6,600,000 shares at a purchase price of $0.39 per share and issued 6,600,000 warrants with an exercise price of $0.39. In February 2017, we sold 1,818,185 shares of our common stock and issued warrants. These warrants were subsequently exchanged for warrants to purchase an aggregate of 5,300,000 shares of common stock at an exercise price of $0.45 per share, most exercisable commencing December 1, 2017. In September 2016, we sold 3,333,334 shares of our common stock and issued warrants to purchase 2,500,000 shares of common stock. The warrants were exercised in June and July 2017. We have registered and/or will register the shares issuable upon exercise of all of the above mentioned warrants for public sale and, should the market price of our common stock exceed the exercise price of these warrants, some or all of these warrants may be exercised.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of substantial amounts of our common stock in the public market, including additional sale of securities pursuant to our EDA with Maxim Group or otherwise under the universal shelf registration statement or upon exercise of outstanding options and warrants, could cause the market price for our common stock to decrease. Furthermore, a decline in the price of our common stock would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities. Please see Item 2-Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” in PART I.

Please also see Part I, Item IA – “Risk Factors” for more information concerning risks associated with our business and risks associated with an investment in our common stock contained within our 2017 Form 10-K filed with the SEC on March 29, 2018.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

In April 2018, the Company sold 6,600,000 warrants, 50% of which are Class A Warrants and 50% of which are Class B Warrants. The Company realized $2,343,820 from this sale.

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

Date: May 15, 2018