Form 10-Q
period 2018-06-30
HEMISPHERX BIOPHARMA INC
filed 2018-08-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

Commission File Number: 1-13441

HEMISPHERX BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0845822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2117 SW Highway 484, Ocala FL 34473

(Address of principal executive offices) (Zip Code)

(407) 839-0095

(Registrant’s telephone number, including area code)

860 N. Orange Avenue, Suite B, Orlando, FL 32801

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

[  ] Yes [X] No

47,246,809 shares of common stock were outstanding as of August 7, 2018.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,568	$1,412
Marketable securities	674	695
Accounts receivable	35	24
Assets held for sale	-	764
Prepaid expenses and other current assets	1,008	610
Total current assets	5,285	3,505

Property and equipment, net	8,142	8,586
Patent and trademark rights, net	886	858
Other assets	1,372	1,258
Total assets	$15,685	$14,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$689	$741
Accrued expenses	1,193	1,966
Current portion of financing obligation	195	-
Total current liabilities	2,077	2,707

Long-term liabilities:
Note Payable	-	1,835
Financing obligation arising from sale leaseback transaction (Note 13)	2,417	-

Redeemable warrants	2,095	962

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000; issued and outstanding; none	—	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 46,817,965 and 32,884,786, respectively	47	33
Additional paid-in capital	322,946	317,419
Accumulated other comprehensive (loss) income	(9)	11
Accumulated deficit	(313,888)	(308,760)
Total stockholders’ equity	9,096	8,703
Total liabilities and stockholders’ equity	$15,685	$14,207

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Clinical treatment programs –United States	$11	$74	$24	$97
Clinical treatment programs - Europe	22	139	65	200

Total revenues	33	213	89	297

Costs and expenses:
Production costs	186	218	394	488
Research and development	1,341	1,106	2,196	2,497
General and administrative	1,733	1,619	3,296	3,283

Total costs and expenses	3,260	2,943	5,886	6,268

Operating loss	(3,227)	(2,730)	(5,797)	(5,971)

Interest and other income	51	21	55	47
Interest expense and other finance costs	(55)	(19)	(194)	(19)
Settlement with vendor	474	—	474	—
Redeemable warrants valuation adjustment	362	529	131	923
Gain on sale of building	—	—	223	—
Gain on sale of short term marketable securities	(20)	6	(20)	6

Net loss	(2,415)	(2,193)	(5,128)	(5,014)

Other comprehensive income (loss):
Reclassification adjustments for loss on sales of short term marketable securities included in net loss	—	(6)	—	(6)
Unrealized loss on marketable securities	(33)	18	(20)	29
Net comprehensive loss	$(2,448)	$(2,181)	$(5,148)	$(4,991)

Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.13)	$(0.19)

Weighted average shares outstanding, basic and diluted	44,673,538	27,306,321	40,494,679	26,329,123

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2018

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	32,884,786	$33	$317,419	$11	$(308,760)	$8,703
Equity-based compensation	1,040,157	1	611	—	—	612
Warrants issued for building sale leaseback	—	—	1,149	—	—	1,149
Redeemable warrants	—	—	221	—	—	221
Common stock issuance, net of costs	12,247,113	12	3,267	—	—	3,279
Common stock issued to settle accounts payable	645,909	1	279	—	—	280
Net comprehensive loss	—	—	—	(20)	(5,128)	(5,148)

Balance at June 30, 2018	46,817,965	$47	$322,946	$(9)	$(313,888)	$9,096

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(in thousands)

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(5,128)	$(5,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	444	504
Redeemable warrants valuation adjustment	(131)	(923)
Amortization of patent and trademark rights	30	17
Equity-based compensation	612	101
Realized gain (loss) on sale of marketable securities	-	(6)
Gain on sale of building	(223)	-
Amortization of finance costs and debt settlement expenses	168	-
Change in assets and liabilities:
Accounts receivable	(11)	(98)
Prepaid expenses and other current assets	(398)	(298)
Accounts payable	126	85
Accrued expenses	(734)	331
Net cash used in operating activities	(5,245)	(5,301)

Cash flows from investing activities:
Sale of marketable securities	-	1,500
Purchase of property, equipment and construction in progress	-	(3)
Proceeds from sale of building	1,050	-
Purchase of patent and trademark rights	(57)	(14)
Net cash provided by investing activities	993	1,483

Cash flows from financing activities:
Proceeds from lease financing obligation	4,080	—
Settlement costs of lease financing obligation	(268)	—
Payment of financing obligation payment	(97)	—
Debt issuance costs	—	(89)
Proceeds from note payable	—	606
Payoff of mortgage note payable	(1,957)	—
Security deposits paid	(114)	—
Proceeds from sale of stock, net of issuance costs	4,764	2,115
Net cash provided by financing activities	6,408	2,632

Net increase (decrease) in cash and cash equivalents	2,156	(1,186)
Cash and cash equivalents at beginning of period	1,412	2,408
Cash and cash equivalents at end of period	$3,568	$1,222

Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain (loss) on marketable securities	$(20)	$29
Stock issued to settle accounts payable	$280	$106

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

Hemispherx Biopharma, Inc. and its subsidiaries (collectively, “Hemispherx”, “Company”, “we” or “us”) are an immuno-pharma Research and Development (“R&D”) and emerging commercial growth company focused on unmet medical needs in immunology, especially immuno-oncology. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

Our flagship products include Ampligen®, an experimental therapeutic, and Alferon N Injection®. Ampligen represents an experimental Ribonucleic Acid (“RNA”) being developed for globally important viral diseases and disorders of the immune system. Hemispherx’ platform technology includes components for the potential treatment of various severely debilitating and life-threatening diseases. Alferon N Injection is approved for a category of Sexually Transmitted Disease (“STD”) infection.

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”) for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America.

Hemispherx is also committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our drug, Ampligen, and our approved drug, Alferon N Injection. Lastly, the Company plans to access the public equity markets to raise further capital.

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 20,403,268 and 18,503,057 shares for the six months ended June 30, 2018 and 2017, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 2,933,627 and 669,619 options granted in the six months ended June 30, 2018 and June 30, 2017, respectively.

Stock option for employees’ activity during the six months ended June 30, 2018 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2018	1,203,918	$5.91	6.89	$—
Granted	2,933,627	0.35	—	—
Forfeited	(120,000)	5.28
Expired	(15,833)	12.00	—	—
Outstanding June 30, 2018	4,001,712	$1.83	9.08	$—
Vested and expected to vest June 30, 2018	4,001,712	$1.83	9.08	$—
Exercisable June 30, 2018	1,043,054	$5.18	6.58	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2018	366,149	$0.48	9.62	$—
Granted	2,933,627	0.35	—	—
Vested	(341,118)	0.40	—	—
Unvested June 30, 2018	2,958,658	$0.36	9.69	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2018	834,876	$2.70	6.69	$—
Granted	1,156,152	0.34	—	—
Forfeited	(93,854)	6.26	—	—
Expired	(14,250)	32.77	—	—
Outstanding June 30, 2018	1,882,924	$0.85	8.61	$—
Vested and expected to vest June 30, 2018	1,882,924	$0.85	8.61	$—
Exercisable June 30, 2018	456,529	$2.71	6.25	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2018	464,659	$0.36	7.84	$—
Granted	1,156,152	0.34	—	—
Vested	(194,416)	0.39	—	—
Unvested June 30, 2018	1,426,395	$0.34	9.20	$—

Stock-based compensation expense was approximately $612,000 and $101,000 for the six months ended June 30, 2018 and 2017 resulting in an increase in general and administrative expenses and loss per share of $0.01 and $0.00, respectively.

As of June 30, 2018, and 2017, respectively, there was $1,278,000 and $405,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or net realizable value method of accounting for inventory.

Commercial sales of Alferon in the US will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While the facility is approved by the FDA under the BLA for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. We estimate we will need approximately $10,000,000 to commence the manufacturing process. Due to the Company extending the timeline of Alferon production to an excess of one year, we reclassified Alferon work-in-process inventory of $1,115,000 to other assets within our balance sheet as of June 30, 2018 and due to the high cost estimates to bring the facility back online. The above estimated cost includes additional funds needed for the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

The Alferon work in process is currently compliant with our internal protocols, is stored in a controlled state, and we regularly monitor the stability of the product. All of these factors contribute to the potential sale of the Alferon work in process, after validation lots have been produced and including a successful pre-approval inspection.

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the six months ended June 30, 2018 and 2017, it was determined that none of the marketable securities had other-than-temporary impairments. On June 30, 2018 and December 31, 2017, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

June 30, 2018

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$683	$-	$(9)	$674	$674	$—
Totals	$683	$-	$(9)	$674	$674	$—

December 31, 2017

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Long Term Investments
Mutual Funds	$684	$11	$—	$695	$695	$—
Totals	$684	$11	$—	$695	$695	$—

Unrealized losses on investments

As of June 30, 2018, there was one investment of $674,000 in a loss position of $(9,000) for less than 12 months.

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2018	December 31, 2017
Compensation	$522	$569
Professional fees	425	506
Clinical trial expenses	33	310
Other expenses	213	581
	$1,193	$1,966

Note 7: Property and Equipment

	(in thousands)
	June 30, 2018	December 31, 2017
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	4,994	5,625
Total property and equipment	15,541	16,172
Less: accumulated depreciation and amortization	(7,399)	(7,586)
Property and equipment, net	$8,142	$8,586

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

Note 8: Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. There were no Preferred Shares issued and outstanding as of June 30, 2018 and December 31, 2017. Of our authorized preferred stock, 250,000 shares have been designated as Series A Junior Participating Preferred Stock.

(b) Common Stock

The Company is authorized to issue 350,000,000 shares of $0.001 par value common stock with specific limitations and restrictions on the usage of 75,000,000. In September 2015, the Company’s stockholders removed the limitations and restrictions on 67,000,000 shares. The Company’s stockholders approved up to an additional 60,000,000 shares for use in capital raising transactions and 7,000,000 shares for use in the Equity Plan of 2009. In August 2016, the Company effected a 12 to 1 reverse stock split of the outstanding shares, in order to become compliant with the NYSE regulations. This did not affect the number of authorized shares.

On September 6, 2016, we entered into a Securities Purchase Agreement (the “September Purchase Agreement”) with certain investors for the sale by us of 3,333,334 shares of our Common Stock registered under our S-3 shelf registration statement on at a purchase price of $1.50 per share. Concurrently with the sale of the common stock, pursuant to the September Purchase Agreement, we also sold unregistered warrants to purchase 2,500,000 shares of common stock for aggregate gross proceeds of $5,000,000. Subject to certain ownership limitations, the warrants are initially exercisable six-month after issuance at an exercise price equal to $2.00 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. Pursuant to an engagement agreement, we paid our placement agent an aggregate fee equal to 7% of the gross proceeds received by us from the sale of the securities in the offering and granted to our placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 166,667 unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the placement agent warrants will expire on September 1, 2021 and have an exercise price equal to $1.875 per share of common stock.

On February 1, 2017, we entered into Securities Purchase Agreements (each, a “February Purchase Agreement”) with certain investors for the sale by us of 1,818,185 shares of our common stock at a purchase price of $0.55 per share. Concurrently with the sale of the common stock, pursuant to the February Purchase Agreement, we also sold unregistered warrants to purchase 1,363,639 shares of common stock for aggregate gross proceeds of approximately $1,000,000. The warrants have an exercise price of $0.75 per share, are exercisable six months after issuance, and will expire five years from the initial exercise date. Pursuant to an engagement agreement, we paid our placement agent an aggregate fee equal to 7% of the gross proceeds received by us from the sale of the securities in the offering and granted to our placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 90,910 unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the placement agent warrants will expire on February 1, 2022 and have an exercise price equal to $0.6875 per share of common stock. The Company subsequently registered the shares issuable upon exercise of the warrants on form S-1.

The common stock issued in the above referenced September 6, 2016 and February 1, 2017 offerings were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the SEC in June 2015 and subsequently declared effective on August 4, 2015 (Registration No. 333-205228) and the base prospectus dated as of August 4, 2015 contained therein. The Company filed a prospectus supplements related to these offerings with the SEC on September 1, 2016 and February 3, 2017, respectively, in connection with the sale of the common stock. The common stock issued pursuant to the above June 1, 2017 exercise of warrants were issued pursuant to an effective registration statement on Form S-1, which was initially filed with the SEC in May 2017 as subsequently amended and declared effective on May 23, 2017 (Registration No. 333-217671) and the prospectus supplement filed with the SEC on May 23, 2017

The Board of Directors approved up to $500,000 for all directors, officers and employees to buy company shares from the company at the market price. As of June 30, 2018, the Company issued 460,020 shares of its common stock at prices between $0.32 and $0.69 per share directly to executives and employees, for $227,240 in a series of private transactions pursuant to stock purchase agreements.

On June 1, 2017, the exercise price of Warrants issued in September 2016 was changed to $0.50. As a result, the warrant holders exercised these options and purchased 2,370,000 shares of Company common stock. The Company realized net proceeds of $1,055,000 from this exercise. In conjunction with the foregoing, the Company also issued 2,370,000 series A warrants with an exercise price of $0.60 per share, an initial exercise date of December 1, 2017 and expiring March 6, 2022 (the “Series A Warrants”) and 7,584,000 series B warrants with exercise price of $0.60, an initial exercise date December 1, 2017 per share and expiring March 1, 2018 (the “Series B Warrants” and, along with the Series A Warrants, the “Warrants”). The foregoing transactions are hereinafter referred to as the “Exchange Transaction”.

In addition, on July 10, 2017, the warrant holders exercised the remaining 130,000 warrants issued in September 2016 and purchased 130,000 shares of common stock. The Company realized net proceeds of $65,000 from this exercise. In conjunction with the foregoing the Company issued 130,000 Series A Warrants and 416,000 Series B Warrants (with an exercise price of $0.60 and an initial exercise date January 10, 2018 on the three-month anniversary of the of the initial exercise date).

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

On August 23, 2017, the Holders of the Series A Warrants and Series B Warrants exchanged all of their Warrants for new warrants (respectively, the “Series A Exchange Warrants” and the “Series B Exchange Warrants” and, collectively, the “Exchange Warrants”) identical to the Warrants except as follows: The exercise price of both Exchange Warrants is $0.45 per share, subject to adjustment therein, and the number of Series B Exchange Warrants issued was proportionately reduced so that all Exchange Warrants in the Exchange Transaction do not exceed 19.9% of the number of the Company’s issued and outstanding shares of Common Stock as of May 31, 2017, the date of the Exchange Transaction offer letters. The issuance of the Exchange Warrants by the Company and the shares of Common Stock issuable upon exercise of the Exchange Warrants is exempt from registration pursuant to Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

On November 27, 2017, the Company reactivated the EDA. During the Six months ended June 30, 2018, the Company sold an aggregate of 1,465,113 shares under the EDA for proceeds of $663,000 net of $20,000 in commissions. Pursuant to a prospectus supplement dated February 7, 2018, the Company was able to sell up to 6,549,157 of its common stock (inclusive of shares already sold under the prospectus supplement) under the EDA. The actual number of shares, that the Company can sell, and the proceeds to be received there from are dependent upon the market price of its common stock.

Effective with the semi-monthly period ended April 30, 2017, all of the members of the Company’s Board of Directors agreed to accept 100% of their directors’ fees in the form of options to purchase Company Common Stock. This program was terminated as of August 31, 2017. In this regard, options to purchase 206,082 shares of Company common stock were issued with exercise prices ranging from $0.36 to $0.67, a holding period of 10 years and vesting over three years. In addition, commencing with the semi-monthly period ended June 15, 2017, certain officers of the Company and certain other employees of the Company, agreed to accept 20% of their salary in options to purchase Company Common Stock. This program was also terminated as of August 31, 2017. In this regard, options to purchase 214,866 shares of Company common stock were issued with exercise prices ranging from $0.36 to $0.67, a holding period of 10 years and vesting over three years.

As part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 226,023 options were issued to each of the two independent directors in February 2018 with an exercise price of $0.37 for a period of 10 years with a vesting period of 3 years, and 152,053 options were issued to each of the two independent directors in May 2018 with an exercise price of $0.30 for a period of 10 years with a vesting period of 3 years. This program was suspended as of July 15, 2018 and all remaining deferred fees were paid in July 2018.

Also as part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, certain officers agreed to defer 40% of their salaries until cash is available. In consideration of this deferral, 884,459 options were issued to these officers in February 2018 with an exercise price of $0.37 for a period of 10 years with a vesting period of 3 years, and 599,168 options were issued to these officers in May 2018 with an exercise price of $0.30 for a period of 10 years with a vesting period of 3 years. This program was suspended as of July 15, 2018 and all remaining deferred salaries were paid on July 2018.

Also as part of the cash conservation program adopted on August 28, 2017, all employees agreed to be paid 50% of their salaries in the form of unrestricted common stock of the Company. Starting with the month of September 2017, the salaries of all the employees of the Company were paid 50% in the form of unrestricted common stock of the Company. The total number of shares issued as of June 15, 2018 to the employees under this program was 2,010,534 shares at stock prices ranging from $0.31 to $0.55 per share. This program was suspended by the Board of Directors on June 30, 2018.

On March 24, 2018, the Company sold 1,250,000 shares of common stock. The Company realized net proceeds of $475,000 from this stock offering.

On April 20, 2018, Hemispherx, Biopharma, Inc. (the “Company”) entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”) for the sale by the Company of an aggregate of 6,600,000 shares (the “Common Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.39 per share. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreements the Company also sold 6,600,000 warrants, 50% of which are Class A Warrants and 50% of which are Class B Warrants (collectively, the “Warrants”). The Company will receive gross proceeds from the sale of the Warrants solely to the extent such Warrants are exercised for cash. Both classes of Warrants will not be exercisable until six months after issuance and will have an exercise price of $0.39 per share, subject to adjustments as provided under the terms of the Warrants. The Class A Warrants and Class B Warrants will expire, respectively, two and five years after the date on which they are first exercisable. The closing of the sales of these securities under the Purchase Agreements took place on April 24, 2018.

The Company received net proceeds from the transactions of $2,343,820 after deducting certain fees due to the placement agent and the Company’s transaction expenses. The net proceeds received by the Company from the transactions will be used for the production of Ampligen, to improve operations, and for working capital and general corporate purposes.

As of June 30, 2018, and December 31, 2017, there were 46,817,965 and 32,884,786 shares outstanding, respectively.

The Equity Incentive Plan of 2009, effective June 24, 2009, as amended, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 22,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the Equity Incentive Plan of 2009. Unless sooner terminated, the Equity Incentive Plan of 2009 will continue in effect for a period of 10 years from its effective date. For the six months ended June 30, 2018, there were 2,933,627 options granted by the Company.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principal-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As of June 30, 2018, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. The Company applied the Full Retrospective Application to implement the new revenue recognition standard ASC 606. The Company, based on the nature of its Ampligen sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy GAAP and that difficulties will not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard had little or no impact to the Company’s opening balance of retained earnings.

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

In 2018, the FASB also issued Accounting Standards Updates (“ASU”) 2018-01 through 2018-11. These updates did not have a significant impact on the financial statements.

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

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction, namely (1) a merger or consolidation with another person; (2) sale of substantially all of its assets; (3) holders of common stock sell 50% or more of outstanding shares; (4) the Company effects an exchange of all its securities for other securities, cash or property, and (5) the Company effects a stock purchase agreement or business combination for more than 50% of outstanding shares. The fair value of the redeemable warrants (“Warrants”) related to the Company’s August 2016, February 2017, June 2017, August 2017 and April 2018 common stock and warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	June 30,	December 31,
	2018	2017
Underlying price per share	$0.32	$0.35
Exercise price per share	$1.88	$1.88
Risk-free interest rate	2.64%	2.05%
Expected holding period	3.18	3.70
Expected volatility	70%	65%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	June 30,	December 31,
	2018	2017
Underlying price per share	$0.32	$0.35
Exercise price per share	$0.69-0.75	$0.69-$0.75
Risk-free interest rate	2.69%	2.10%
Expected holding period	4.09-4.10	4.10
Expected volatility	70%	65%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	June 30,	December 31,
	2018	2017
Underlying price per share	$0.32	$0.35
Exercise price per share	$0.63	$0.63
Risk-free interest rate	2.68%	2.14%
Expected holding period	3.92	4.4
Expected volatility	70%	65%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	June 30,	December 31,
	2018	2017
Underlying price per share	$0.32	$0.35
Exercise price per share	$0.45	$0.45
Risk-free interest rate	2.66%	1.33%-2.11%
Expected holding period	3.68	0.2-4.2
Expected volatility	70%	65%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	June 30,	April 24,
	2018	2018
Underlying price per share	$0.32	$0.34
Exercise price per share	$0.39	$0.39
Risk-free interest rate	2.56%-2.74%	2.56%-2.86%
Expected holding period	2.32-5.32	2.5-5.5
Expected volatility	70%	70%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The company flagship product is approved in Argentina for Severely Debilitated CFS patients
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and market conditions continue to include a global market recession, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
g.	The Company has minimal revenues streams which are insufficient to meet the funding needs for the cost of operations or construction at their manufacturing facility; and
h.	The Company’s Rights Agreement and Executive Agreements make it less attractive to a potential buyer.

With the above factors utilized in analysis of the likelihood of the Put’s potential Liability, the Company estimated the range of probabilities related to a Put right being triggered as:

Range of Probability	Probability
Low	0.5%
Medium	1.0%
High	5.0%

The Monte Carlo Simulation has incorporated a 5.0% probability of a Fundamental Transaction to date for the life of the securities.

(vi)	Expected Timing of Announcement of a Fundamental Transaction. As the Company has no specific expectation of a Fundamental Transaction, for reasons stated above, the Company used a discrete uniform probability distribution over the Expected Holding Period to model the potential announcement of a Fundamental Transaction occurring during the Expected Holding Period.
(vii)	Expected 100 Day Volatility at Announcement of a Fundamental Transaction. An estimate of future volatility is necessary as there is no mechanism for directly measuring future stock price movements. Daily observations of the Company’s historical stock values for the 100 days immediately prior to the Warrants’ grant dates, with a floor of 100%, were utilized as a proxy for the future volatility.
(viii)	Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction. The Company utilized a risk-free interest rate corresponding to the forward U.S. Treasury rate for the period equal to the time between the date forecast for the public announcement of a Fundamental Transaction and the Warrant expiration date for each simulation.
(ix)	Expected Time Between Announcement and Consummation of a Fundamental Transaction. The expected time between the announcement and the consummation of a Fundamental Transaction is based on the Company’s experience with the due diligence process performed by acquirers, and is estimated to be six months. The Monte Carlo Simulation approach incorporates this additional period to reflect the delay Warrant Holders would experience in receiving the proceeds of the Put.

While the assumptions remain consistent from period to period (e.g., using historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $2,095,000 at June 30, 2018 and $962,000 at December 31, 2017.

The Company applies FASB ASC 820 that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The guidance does not impose any new requirements around which assets and liabilities are to be measured at fair value, and instead applies to asset and liability balances required or permitted to be measured at fair value under existing accounting pronouncements. The Company measures its warrant liability for those warrants with a cash settlement feature at fair value.

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2018, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$674	$674	$-	$-
Liabilities:
Redeemable warrants	$2,095	-	-	$2,095

	(in thousands) As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$695	$695	$-	$-
Liabilities:
Redeemable warrants	$962	-	-	$962

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Balance at December 31, 2017	$962
Warrants exercised and cancelled	(222)
Warrants issued	1,486
Fair value adjustments	(131)
Balance at June 30, 2018	$2,095

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

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of June 30, 2018, are as follows:

During the year ending June 30:

(in thousands)
2018	$272
2019	408
2020	419
2021	429
2022	439
Thereafter	2,402
Total of payments	4,369
Less deferred settlement costs	(259)
Less discount on debt instrument	(1,111)
Less imputed interest	(387)
Total Balance	2,612
Less Current portion	195
Long term portion	$2,417

Interest expense relating to this financing agreement was $25,000 for the six months ended June 30, 2018.

Note 14: Subsequent Events

In July 2018, the Company issued 376,615 shares of its common stock at prices between $0.29 and $0.31 per share directly to executives and employees, for $ $116,060 in a further series of private transactions pursuant to stock purchase agreements.

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event, other than the above, constituted a matter that required adjustment to the financial statements for the three months ended June 30, 2018.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to adequately fund our projects as we will need additional funding to proceed with our objectives, the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to find senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to our New Brunswick, New Jersey facility. We have disclosed that in February 2013, we received a Complete Response Letter (“CRL”) from the Food and Drug Administration (“FDA”) for our Ampligen New Drug Application (“NDA”) for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. Please see the discussion in “Our Products - Ampligen®” below for more detail. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved.

We also have disclosed that, in August 2016, we received approval of our NDA from AdministracionNacional de Medicamentos, Alimentos y TecnologiaMedica (“ANMAT”) for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program (“EAP”) as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

We also have disclosed that, in May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. In January 2017, we announced that the EAP has been extended to pancreatic cancer patients beginning in the Netherlands. In February 2018, we signed an amendment to extend the territory to cover Canada to treat pancreatic cancer patients, pending government approval. In March 2018, we signed an amendment to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen for the treatment of ME/CFS. No assurance can be given that we can sufficiently supply product should we experience an unexpected demand for Ampligen in our clinical studies, the commercial launch in Argentina or pursuant to the EAPs. No assurance can be given that Ampligen will prove effective in the treatment of pancreatic cancer.

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

The production of new Alferon Active Pharmaceutical Ingredient (“API”) inventory will begin once the validation phase is complete. While the facility has already been approved by the FDA under the Biological License Application (“BLA”) for Alferon, this status will need to be reaffirmed by a successful Pre-Approval Inspection by the FDA prior to commercial sale of newly produced inventory product. If and when the Company obtains a reaffirmation of FDA BLA status and has begun production of new Alferon API, it will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels. In addition, we are currently readying the New Brunswick facility to start manufacturing polymers used for the production of Ampligen to satisfy our future needs, supplementing the polymers we have on hand. While we anticipate that we will be able to commence manufacturing polymers at the New Brunswick facility, we may need additional funding to continue manufacturing. There cannot be any guarantee that we will obtain adequate funds to sustain manufacturing at the New Brunswick facility or that the facility will be able to manufacture sufficient lots for the commercial launch of Ampligen.

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

Overview

General

Hemispherx Biopharma, Inc. and its subsidiaries (collectively, “Hemispherx”, “Company”, “we” or “us”) are an immuno-pharma R&D and emerging commercial growth company focused on unmet medical needs in immunology, especially immuno-oncology. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of natural interferon and nucleic acids to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain chronic diseases.

Our flagship products include Ampligen®, an experimental therapeutic, and Alferon N Injection®. Ampligen represents an experimental Ribonucleic Acid (“RNA”) being developed for globally important viral diseases and disorders of the immune system. Hemispherx’ platform technology includes components for the potential treatment of various severely debilitating and life-threatening diseases. Alferon N Injection is approved for a category of Sexually Transmitted Disease (“STD”) infection.

We operate a 30,000 sq. ft. facility in New Brunswick, N.J. with the objective of producing Ampligen and Alferon.

On February 1, 2013, we received a Complete Response Letter (“CRL”) from the FDA for our Ampligen NDA for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. Please see the discussion in “Our Products - Ampligen®” below for more detail.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our Argentinean approved drug, Ampligen, and our FDA approved drug, Alferon N Injection.

Our principal executive office is located at 2117 SW Highway 484, Ocala FL 34473.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of our experimental compound, Ampligen, and our FDA approved natural interferon product, Alferon N Injection.

Ampligen®

Ampligen is approved for sale in Argentina and is an experimental drug currently undergoing clinical development for the treatment of certain cancers and CFS in the United States of America. Over its developmental history, Ampligen has received various designations, including Orphan Drug Product Designation (FDA and European Medicines Agency (“EMA”), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Ampligen represents the first drug in the class of large (macromolecular) RNA (nucleic acid) molecules to apply for NDA review. Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum anti-viral and anti-cancer properties.

We believe that nucleic acid compounds represent a potential new class of pharmaceutical products as they are designed to act at the molecular level for treatment of human diseases. There are two forms of nucleic acids, deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which compromise the body’s immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically-configured RNA. Our double-stranded RNA drug product, trademarked Ampligen, is an experimental, unapproved drug in the United States, that is administered intravenously. Ampligen has been assigned the generic name rintatolimod by the United States Adopted Names Council (USANC) and has the chemical designation poly(I):poly(C12U).

Clinical trials of Ampligen already conducted by us include studies of the potential treatment of cancer patients with renal cell carcinoma and malignant melanoma, CFS, Hepatitis B and HIV. All of these potential uses will require additional clinical trials to generate the safety and effectiveness data necessary to support regulatory approval.

In February 2013, we received a CRL from the FDA for Ampligen for CFS. In its CRL, the FDA communicated that Hemispherx should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. We are actively engaged with the FDA and have had several meetings in order to reach an agreement on the path forward. Until we reach an agreement with the FDA regarding the design of a study, we are unable to reasonably estimate the nature or costs necessary to obtain FDA clearance or anticipated completion dates of any additional clinical study or studies. The FDA authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen for treatment in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies. In 2015, we engaged an independent certified public accountant to recalculate the cost per dose consistent with the current guidelines, utilizing the costs to produce a vial. In October 2016, the FDA granted our request to implement the new cost which was initiated during the quarter ended March 31, 2017. As of June 30, 2018, there are 17 patients participating in this open-label expanded access treatment protocol.

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

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to CFS. Pursuant to the agreement, as amended, myTomorrow’s also will manage all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. In addition, myTomorrows will provide support services to Hemispherx with respect to the execution of the AMP-511expanded access treatment protocol to treat ME/CFS patients in the USA.

In April 2018, we completed data analysis of an intranasal human safety study of Ampligen plus FluMist known as AMP-600. The study was previously closed after the US Centers for Disease Control and Prevention (“CDC”) recommended against the use of FluMist®. Intranasal Ampligen in combination with FluMist® was generally well-tolerated in the study.

On June 1, 2018 Ampligen was cited as outperforming two other TLR3 agonists, poly IC and natural double stranded RNA, in creating an enhanced tumor microenvironment for checkpoint blockage therapy in the journal of Cancer Research (http://cancerres.aacrjournals.org/content/early/2018/05/31/0008-5472.CAN-17-3985). In a head-to-head study in explant culture models, Ampligen activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park Comprehensive Cancer Center, as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (SPORE). Based upon these findings Hemispherx and Roswell Park Comprehensive Cancer Center (Roswell Park) expanded their existing scientific collaboration to advance the clinical development of Ampligen - an investigational immune-enhancing TLR3 agonist - which has shown promise in preclinical studies when combined with checkpoint inhibitors (CPIs). The parties executed a Memorandum of Understanding (“MOU”) designed to further assess the clinical potential of Ampligen in treating certain cancers. This phase I/II study will evaluate the potential of Ampligen to enhance the immune mediated effects of CPIs in patients with advanced solid tumors and validate prior research that demonstrated synergy with this combination in preclinical models.

On June 15, 2018 we announced the completed production of a commercial-size batch of more than 8,500 vials of Ampligen® and, following its “Fill & Finish” at the Contract Manufacturing Organization, this lot has passed all required testing for regulatory release for human use. Approximately 2,100 of these vials will be shipped to myTomorrows pursuant to a standing stock order for its EAPs. We will receive payment for these vials as it is dispensed in the EAP. We anticipate that the remaining vials, and additional planned batches, may be used for our projected initial needs for clinical trials of Ampligen in the United States, including the FDA-approved open-label expanded access treatment protocol in ME/CFS, and clinical trials involving various cancers with Ampligen as a stand-alone therapy as well as in combination with checkpoint blockade technology. This lot may also be used for certain testing and validation required for the commercial launch of Ampligen in Argentina.

We most recently reported that we successfully filled and finished a second commercial-size batch production run of roughly 8,000 vials of Ampligen. This is the second such successful commercial sized production run in the last two months. This second commercial sized lot is currently undergoing regulatory testing for human use, a roughly two-month process.

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

In November 2014, we submitted an application for orphan drug designation to the European Medicines Agency (“EMA”) for Rintatolimod (Ampligen) to treat Ebola virus disease (“Ebola”) and in March 2015, the EMA forwarded to us both its Public Summary of Opinion and its record designation approving the Orphan Medicinal Products Designation for Rintatolimod as a potential treatment of Ebola virus disease. In July 2015, we submitted an application for orphan drug designation to the EMA for Alferon N to treat Middle East Respiratory Syndrome (“MERS”) and in January 2016, the EMA forwarded to us both its Public Summary of Opinion and its record designation approving the Orphan Medicinal Products Designation for Alferon N Injection, also known as interferon alfa-n3, as a potential treatment of MERS. In addition, we concluded our series of collaborations designed to determine the potential effectiveness of Alferon N and Ampligen as potential preventative and/or therapeutic treatments for Ebola related disorders. Although we believe that the threat of both MERS and Ebola globally may reemerge in the future, it appears that the spread of these disorders has somewhat diminished. As a result, we have elected to focus our research and development efforts on other areas at this time.

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

In July 2017, we entered into a Material Transfer Agreement with Roswell Park Cancer Institute (RPCI) in Buffalo, N.Y. to continue the colorectal cancer studies (previously conducted at University of Pittsburgh) with Dr. Pawel Kalinski and his associates with the initiation of a phase 2 study which has treated 2 patients as of July 31, 2018.

As of July 31, 2018, 39 pancreatic patients have received treatment with Ampligen immuno-oncology therapy in an EAP managed by Amsterdam-based myTomorrows, an international leader in providing physician access to experimental medicines.

Laboratory experiments do not necessarily indicate clinical benefit. Some of the research both past and present has been, and may in the future be, sponsored in part by contracts or grants from us to various independent research entities.

Manufacturing

In January 2017, we entered into a purchase order commitment with Jubilant Hollister-Stier LLC (“Jubilant”) pursuant to which Jubilant will manufacture batches of Ampligen for us. The first lot was manufactured in April 2018, and released in June 2018 for sale and clinical use. The second lot has been filled and finished in June 2018 with an anticipated release date of September 2018.

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

Commercial sales of Alferon in the US will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While the facility is approved by the FDA under the BLA for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. We estimate we will need approximately $10,000,000 to commence the manufacturing process. Due to the Company extending the timeline of Alferon production to an excess of one year, we reclassified Alferon work-in-process inventory of $1,115,000 to other assets within our balance sheet as of June 30, 2018 and due to the high cost estimates to bring the facility back online. The above estimated cost includes additional funds needed for the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

Marketing/Distribution

If we are unable to achieve licensing, collaboration and/or joint ventures, our marketing strategy for Ampligen will be part of the differing health care systems around the world along with the different marketing and distribution systems that are used to supply pharmaceutical products to those systems. We expect that, subject to receipt of FDA, and/or other regulatory approval, along with the current ANMAT approval, Ampligen may be utilized in four medical arenas: physicians’ offices, clinics, hospitals, and the home treatment setting. In preparation for the FDA’s consideration of our Ampligen NDA, we undertook early stage development of pre-launch and launch driven marketing plans focusing on audience development, medical support and payer reimbursement initiatives which could facilitate product acceptance and utilization at the time of regulatory approval, if obtained. Similarly, we continued to consider distribution scenarios for the Specialty Pharmacy/Infusion channel which could provide market access, offer 3PL (third party logistics) capabilities and provide the requisite risk management control mechanisms. It is our intent to utilize third party service providers to execute elements of both the marketing/sales and distribution plans. As a possible option, we considered a plan to utilize a small group of Managed Market account managers to introduce the product to payor, employer and government account audiences. We believe that this approach could establish a market presence and facilitate the generation of revenue without incurring the substantial costs associated with a traditional sales force. Furthermore, Management believes that any approach considered should enable us to retain multiple options for future marketing strategies.

In May 2016, we entered into a five year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries.

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

In May 2016, we entered into an amended and restated five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and supplying Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen sold in the Territory where Marketing Authorization was obtained, and the maximum royalty would be a percentage of Net Sales. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. The Company believes that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between five and fifteen years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen in the Territory. In 2017, the Company commenced sales of recently manufactured Ampligen in international programs.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the six months ended June 30, 2018, the Company did not make any contributions towards the 401(k) Plan.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2018 versus three months ended June 30, 2017

Net Loss

Our net loss was approximately $2,415,000 and $2,193,000 for the three months ended June 30, 2018 and 2017, respectively, representing an increase in loss of approximately $222,000 or 10% when compared to the same period in 2017. This increase in loss for these three months was primarily due to the following:

1)	an increase in research and development expense of $235,000 or 21%;

2)	an increase in general and administrative expense of $114,000 or 7%;

3)	a reduction of sales of $180,000; offset by

4)	a gain resulting from a settlement of litigation with a vendor of $474,000; and

5)	the quarterly revaluation of certain redeemable warrants resulted in a non-cash gain of $362,000 in the June 30, 2018 quarter compared to a gain of $529,000 in the June 30, 2018 quarter.

Net loss per share was $(0.05) and $(0.08) for the three months ended June 30, 2018 and 2017, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2018 was 44,673,538 as compared to 27,306,321 as of June 30, 2017.

Revenues

Revenues from our Ampligen Cost Recovery Program were $33,000 and $213,000 for the three months ended June 30, 2018 and 2017, respectively.

The primary reason for the decrease in revenues of $180,000 or 85% between periods was due to the unavailability of Ampligen for our EAP through our agreement with MyTomorrows designed to enable access of Ampligen to pancreatic cancer patients in the Netherlands. Ampligen is currently being manufactured.

For the three months ended June 30, 2018 and 2017, we had no Alferon N Injection Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label expanded access treatment protocol, (“AMP-511”), that allows patient access to Ampligen for treatment in an open-label safety study.

Production Costs

Production costs were approximately $186,000 and $218,000, respectively, for the three months ended June 30, 2018 and 2017, representing a decrease of $32,000 or 15% in production costs in the current period. These costs primarily represent stability testing and pre-production expenses related to Alferon. The reduction in costs was primarily due to an overall reduction in costs.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2018 were approximately $1,341,000 as compared to $1,106,000 for the same period a year ago, reflecting an increase of approximately $235,000 or 21%. The primary reasons for the increase in research and development costs was due to an increase $591,000 due to the manufacture and completion of 8,484 Ampligen vials offset by a reduction of U.S. clinical costs of $298,000 as a result of a reduction in amounts due to clinical investigators as a result of renegotiated terms with the investigators. There was also a reduction of Ampligen stability costs of $58,000 along with a general reduction of clinical costs.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2018 and 2017, were approximately $1,733,000 and $1,619,000, respectively, reflecting an increase of approximately $114,000 or 7%. The increase in G&A expenses during the current period was mainly due to an overall increase in expenses offset by a reduction in rent due to moving the Philadelphia PA office.

Interest and Other Income

Interest and other income for the three months ended June 30, 2018 and 2017 were approximately $51,000 and $21,000, respectively, representing an increase of approximately $30,000 or 143%. The primary cause for the increase in investment income during the current quarter was due to higher balances available to invest in the current period as compared to the prior period.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended June 30, 2018 amounted to a loss of approximately $362,000, compared to a gain of $529,000 for June 30, 2017, representing a decrease of $891,000 or 168% (see Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Other Transactions

In the three months ended June 30, 2018 there was a gain of $474,000 resulting from the settlement of litigation with Nitto Avecia Pharma Services, Inc. (“NAPS”).

Six months ended June 30, 2018 versus six months ended June 30, 2017

Net Loss

Our net loss was approximately $5,128,000 and $5,014,000 for the six months ended June 30, 2018 and 2017, respectively, representing an increase in loss of approximately $114,000 or 2% when compared to the same period in 2017. This decrease in loss for these six months was primarily due to the following:

1)	a decrease in revenues of $208,000 or 70%;

2)	an increase in interest and finance costs of $175,000; offset by

3)	the quarterly revaluation of certain redeemable warrants resulted in a non-cash gain of $131,000 in the six months ended June 30, 2018 compared to a gain of $923,000 in the six months ended June 30, 2017;

4)	a decrease in research and development expense of $301,000 or 12%;

5)	a gain resulting from a settlement of litigation with a vendor of $474,000; and

6)	a gain from the sale of the underutilized building in New Brunswick of $223,000.

Net loss per share was $(0.13) and $(0.19) for the six months ended June 30, 2018 and 2017, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2018 was 40,494,679 as compared to 26,329,123 as of June 30, 2017.

Revenues

Revenues from our Ampligen Cost Recovery Program were $89,000 and $297,000 for the six months ended June 30, 2018 and 2017, respectively.

The primary reason for the decrease in revenues of $208,000 or 70% between periods was due to the unavailability of Ampligen for our EAP through our agreement with MyTomorrows designed to enable access of Ampligen to pancreatic cancer patients in the Netherlands. Ampligen is currently being manufactured and 8,484 Ampligen vials were completed in June 2018.

For the six months ended June 30, 2018 and 2017, we had no Alferon N Injection Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label expanded access treatment protocol, (“AMP-511”), that allows patient access to Ampligen for treatment in an open-label safety study.

Production Costs

Production costs were approximately $394,000 and $488,000, respectively, for the six months ended June 30, 2018 and 2017, representing a decrease of $94,000 or 19% in production costs in the current period. These costs primarily represent stability testing and pre-production expenses related to Alferon. The reduction in costs was primarily due to a decrease in power and light of $53,000 and a decrease in Alferon production costs of $41,000.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2018 were approximately $2,196,000 as compared to $2,497,000 for the same period a year ago, reflecting a decrease of approximately $301,000 or 12%. The primary reason for the decrease in research and development costs was due to a reduction of U.S. clinical costs of $692,000 as a result of reduction in amounts due to clinical investigators resulting from renegotiated terms with the investigators, offset by an increase in manufacturing costs of 511,000 due to the completion of 8,484 vials of Ampligen. There was also a reduction of Alferon related environmental costs $120,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30 2018 and 2017, were approximately $3,296,000 and $3,283,000, respectively, reflecting an increase of approximately $13,000 or 0.4%. The increase in G&A expenses during the current period was mainly due to a reduction in rent resulting from moving the Philadelphia, PA office and various other administrative reductions.

Interest and Other Income

Interest and other income for the six months ended June 30, 2018 and 2017 were approximately $55,000 and $47,000, respectively, representing an increase of approximately $8,000 or 17%. The primary cause for the increase in investment income during the current quarter was primarily due to higher balances available to invest in the current period as compared to the prior period.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the six months ended June 30, 2018 amounted to a gain of approximately $131,000, compared to a gain of $923,000 for June 30, 2017, which represents a decrease of $792,000 or 86% (see Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Other Transactions

In the six months ended June 30, 2018 there was a gain of $474,000 resulting from the settlement of litigation with Nitto Avecia Pharma Services, Inc. (“NAPS”).

In the six months ended June 30, 2018 there was also a gain of $223,000 resulting from the sale of the second building in New Brunswick, New Jersey.

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $4,242,000 in cash, cash equivalents and marketable securities inclusive of approximately $674,000 in Marketable Securities, representing an increase of approximately $2,135,000 from December 31, 2017. Cash used in operating activities for the six months ended June 30, 2018 was approximately $5,245,000 compared to approximately $5,301,000 for the same period in 2017, a decrease of $56,000 or 1.1%.The primary reason for this decrease was the overall reductions in operating expenses.

Cash provided in investing activities for the six months ended June 30, 2018 was approximately $993,000 compared to cash provided by investing activities of approximately $1,483,000 for the same period in 2017, representing a decrease of $490,000. The primary reason for the decrease during the current period is the receipt of $963,000 from the sale of the underutilized second building in New Brunswick, New Jersey in 2018 compared to sale of marketable securities of $1,500,000 in 2017.

Cash provided by financing activities for the six months ended June 30, 2018 was approximately $6,408,000 compared to approximately $2,632,000 for the same period in 2017, an increase of $3,776,000. The primary reasons for the increase in the six months ended June 30, 2018 can be attributable to our receipt of net proceeds of approximately $2,649,000 from the sale common stock pursuant to our Equity Distribution Agreement (“EDA”) with Maxim Group, the exercise of warrants and the sale of shares through a stock offering(see “Note 8: Stockholders’ Equity”). Also we received $1,678,000 from the sale leaseback of the main building located in New Brunswick, New Jersey.

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

As of September 1, 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 226,023 options were issued to each of the two independent directors in February 2018 with an exercise price of $0.37 for a period of 10 years with a vesting period of 3 years. As of September 1, 2017, certain officers agreed to defer 40% of their salaries until cash is available and all employees agreed to be paid 50% of their salaries in the form of unrestricted common stock of the Company. In April 2018, the Board of Directors approved a payment of 50% of the deferred Board fees and the deferred officer salaries. As of July 15, 2018, these programs were suspended and all deferred fees and salaries were paid in July 2018.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon.

We reactivated our Equity Distribution Agreement with Maxim under our universal shelf registration statement in December 2017. Since December 5, 2017 through June 30, 2018, we have sold an aggregate of 2,143,388 shares under the EDA for proceeds of $907,053 net of $27,211 in commissions. The actual number of shares that we can sell Pursuant to the EDA and the proceeds to be received therefrom are dependent upon the market price of our common stock.

In January and February 2018, we realized net proceeds of approximately $1,260,000 from the exercise of 2,800,000 warrants with an exercise price on $0.45.

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

We had approximately $4,242,000 in cash, cash equivalents and marketable securities at June 30, 2018 as compared to $2,107,000 at December 31, 2017.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer and the Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of June 30, 2018, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, is appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2018, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

In December 2017, Hemispherx commenced suit against Biolife Plasma Services, LP. formerly d/b/a Pennsylvania Plasma, a Shire Company (Biolife) asserting breach by Biolife of a contract which Hemispherx pursuant to which Biolife was obligated to supply Hemispherx with leukocytes. In addition to lost profits from the breach, the Complaint also seeks damages arising from the breach of the implied covenant of good faith and fair dealing. BioLife, the defendant, has filed its Answer, Affirmative Defenses and a Counterclaim in the amount of $96,676.39 representing the invoices withheld after BioLife indicated that they were not intending to fulfill the balance of the contract. Hemispherx has denied the allegations of the counterclaim. We are currently in the initial stages of discovery and the defendant has since contacted our outside counsel in an effort set up mediation prior to the commencement of discovery as well as other methods for timely and economical resolution of the disputes.

ITEM 1A: Risk Factors

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are.

Risks Associated with Our Business:

We may continue to incur substantial losses and our future profitability is uncertain.

We last reported net profit from 1985 through 1987. Since 1987, with a major emphasis on new drug diagnostic and development, we have incurred substantial operating losses, as we pursued our clinical trial effort to get our experimental drug, Ampligen, approved. As of June 30, 2018, our accumulated deficit was approximately $313,888,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We most likely will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of June 30, 2018, we had approximately $4,242,000 in cash, cash equivalents and marketable securities (inclusive of approximately $674,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted.

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

Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives of obtaining NDA approval of Ampligen along with the manufacturing, marketing and distribution of our products, including Alferon N Injection. As noted in the next risk factor, we will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. We may also need additional capital to eventually commercialize and sell Ampligen and/or recommence and increase sales of Alferon N Injection or our other products. We anticipate considering multiple options in an attempt to secure funding, including but not limited to such methods as the sales of additional equity, licensing agreements, partnering with other organizations, debt financing or other sources of capital.

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

Commercial sales of Alferon N Injection® were halted in March 2008 when our finished goods inventory expired. Such sales in the US will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While the facility is approved by the FDA under the BLA for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. We estimate we will need approximately $10,000,000 to commence the manufacturing process and due to the high cost estimates to bring the facility back online. The above estimated cost includes additional funds needed for the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

Our common stock is listed for quotation on the NYSE American. For the six months ended June 30, 2018, the trading price of our common stock has ranged from $0.65 to $0.28 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Our stock price may be adversely affected if a significant amount of shares are sold in the public market.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we have registered securities for public sale pursuant to a universal shelf registration statement and we had been selling shares under this shelf registration statement. Since December 5, 2017 through June 30, 2018, we have sold an aggregate of 2,143,388 shares under our EDA with Maxim Group. In April 2018, we sold 6,600,000 shares at a purchase price of $0.39 per share and issued 6,600,000 warrants with an exercise price of $0.39. In February 2017, we sold 1,818,185 shares of our common stock and issued warrants. These warrants were subsequently exchanged for warrants to purchase an aggregate of 5,300,000 shares of common stock at an exercise price of $0.45 per share, most exercisable commencing December 1, 2017. In September 2016, we sold 3,333,334 shares of our common stock and issued warrants to purchase 2,500,000 shares of common stock. The warrants were exercised in June and July 2017. We have registered and/or will register the shares issuable upon exercise of all of the above mentioned warrants for public sale and, should the market price of our common stock exceed the exercise price of these warrants, some or all of these warrants may be exercised.

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

101

The following materials from Hemispherx’ Quarterly Report on Form 10-Q for the period ended June 30, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Loss; (iii) Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Adam Pascale
Adam Pascale
Chief Financial Officer

Date: August 14, 2018