Form 10-Q
period 2019-03-31
HEMISPHERX BIOPHARMA INC
filed 2019-05-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HEB	NYSE American

86,621,318 shares of common stock were outstanding as of May 6, 2019.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,394	$299
Marketable securities	2,486	1,526
Funds receivable from sale of New Jersey net operating loss	—	859
Accounts receivable	101	235
Prepaid expenses and other current assets	874	880
Total current assets	5,855	3,799
Property and equipment, net	7,602	7,782
Right of use assets, net	137	—
Patent and trademark rights, net	1,019	912
Other assets	1,352	1,352
Total assets	$15,965	$13,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$768	$680
Accrued expenses	1,082	1,005
Convertible note payable	—	3,408
Current portion of operating lease liabilities	36	—
Current portion of financing obligation	201	199
Total current liabilities	2,087	5,292

Long-term liabilities:
Operating lease obligation	104	—
Convertible note payable	3,682	—
Financing obligation arising from sale leaseback transaction (Note 13)	2,267	2,318
Redeemable warrants	3,895	1,061
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000	—	—
8,000 shares designated as Series B Convertible Preferred Stock, stated value $1,000 per share.	2,519	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 62,900,318 and 48,734,712, respectively	63	49
Additional paid-in capital	323,289	323,701
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(321,941)	(318,573)
Total stockholders’ equity	3,930	5,174
Total liabilities and stockholders’ equity	$15,965	$13,845

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Clinical treatment programs -United States	$—	$13
Clinical treatment programs - Europe	—	43

Total revenues	—	56

Costs and expenses:
Production costs	231	208
Research and development	928	855
General and administrative	1,767	1,563

Total costs and expenses	2,926	2,626

Operating loss	(2,926)	(2,570)

Interest and other income	12	4
Interest expense and other finance costs	(246)	(139)
Debt discount associated with extinguished debt	(250)	—
Fair value of convertible note adjustment	90	—
Redeemable warrants valuation adjustment	(45)	(231)
Gain on sale of building	—	223
Loss on sale of marketable securities	(3)	—

Net loss	(3,368)	(2,713)

Other comprehensive income (loss):
Reclassification adjustments for loss on sales of marketable securities	3	—
Unrealized loss on marketable securities	—	(12)
Net comprehensive loss	$(3,365)	$(2,725)

Basic and diluted loss per share	$(0.07)	$(0.07)

Weighted average shares outstanding, basic and diluted	50,903,398	36,269,388

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(in thousands except share data)

(Unaudited)

	Common Stock Shares	Common Stock $0.001 Par Value	Series B Preferred	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	48,734,712	$49	$—	$323,701	$(3)	$(318,573)	$5,174
Equity-based compensation	—	—	—	175	—	—	175
Redeemable warrants	—	—	—	(2,787)	—	—	(2,787)
Common stock issuance, net of costs	14,165,606	14	—	2,200	—	—	2,214
Series B preferred shares issued, net of costs	—	—	5,312	—	—	—	5,312
Series B preferred shares converted to common shares	—	—	(2,793)	—	—	—	(2,793)
Net comprehensive loss	—	—	—	—	3	(3,368)	(3,365)

Balance at March 31, 2019	62,900,318	$63	$2,519	$323,289	$—	$(321,941)	$3,930

	Common Stock Shares	Common Stock $0.001 Par Value	Series B Preferred	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	32,884,786	$33	$0	$317,419	$11	$(308,760)	$8,703
Equity-based compensation	438,385	—	—		—	—	286
Warrants issued for building sale
leaseback	—	—	—	1,149	—	—	1,149
Redeemable warrants	—	—	—	221	—	—	221
Common stock issuance, net of costs	5,375,288	5	—	2,321	—	—	2,326
Common stock issued to settle accounts payable	520,909	1	—	239	—	—	240
Net comprehensive (loss)	—	—	—	—	(12)	(2,713)	(2,725)

Balance at March 31, 2018	39,219,368	$39	$0	$321,635	$(1)	$(311,473)	$10,200

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(in thousands)

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(3,368)		$(2,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	194		216
Redeemable warrants valuation adjustment	45		231
Fair value of convertible note adjustment	(90)		15
Change in convertible debt – refinancing	20		—
Deferred debt write-off	344
Amortization of patent, trademark rights, and ROU assets	28		—
Equity-based compensation	175		286
Realized loss on sale of marketable securities	3		—
Gain on sale of building	—		(223)
Amortization of finance and debt issuance costs	35		140
Change in assets and liabilities:
Accounts and other receivables	993		(6)
Prepaid expenses and other current assets	7		(385)
Lease liability payments	(8)		—
Accounts payable	87		245
Accrued expenses	78		(348)
Net cash used in operating activities	(1,457)		(2,542)

Cash flows from investing activities:
Sale and maturities of short term marketable securities	(960)		—
Purchase of property and equipment	(14)		—
Proceeds from sale of building	—		1,050
Purchase of patent and trademark rights	(124)		(14)
Net cash (used in) provided by investing activities	(1,098)		1,036

Cash flows from financing activities:
Proceeds from lease financing obligation	—		4,080
Finance and debt issuance costs	—		(268)
Financing obligation payment payments	(84)		(19)
Payoff of mortgage note payable	—		(1,957)
Security deposits paid	—		(111)
Proceeds from sale of stock, net of issuance costs	4,734		2,326
Net cash provided by financing activities	4,650		4,051

Net increase in cash and cash equivalents	2,095		2,545
Cash and cash equivalents at beginning of period	299		1,412
Cash and cash equivalents at end of period	$2,394		$3,957

Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable securities	$—		$(12)
Stock issued to settle accounts payable			240
ROU assets obtained in exchanged for operating lease liabilities	$148	$

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

Hemispherx received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS in 2016. The product will be marketed by GP Pharm, our commercial partner in Latin America. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch.

Hemispherx is committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our drug, Ampligen, and our approved drug, Alferon N Injection. Lastly, the Company plans to access the public equity markets to raise further capital.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of 71,858,564 and 11,105,515 of stock options and warrants are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2019 and 2018, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 1,727,756 and 1,336,505 options granted in the three months ended March 31, 2019 and 2018, respectively.

Stock option for employees’ activity during the three months ended March 31, 2019 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	5,110,589	$0.75	9.01	$—
Granted	1,213,070	0.22	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2019	6,323,659	$0.65	8.99	$—
Vested and expected to vest March 31, 2019	6,323,659	$0.65	8.99	$—
Exercisable March 31, 2019	2,518,172	$0.82	7.48	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2019	3,305,659	$0.32	9.31	$—
Granted	1,213,070	0.22	—	—
Vested	(713,242)	0.28	—	—
Unvested March 31, 2019	3,805,487	$0.30	9.32	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	2,425,692	$0.68	8.55	$—
Granted	514,686	0.22	—	—
Forfeited	—	—	—	—
Expired	(1,666)	8.64	—	—
Outstanding March 31, 2019	2,938,712	$0.59	8.60	$—
Vested and expected to vest March 31, 2019	2,938,712	$0.59	8.60	$—
Exercisable March 31, 2019	1,121,456	$1.25	7.97	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2019	1,551,528	$0.31	8.84	$—
Granted	514,686	0.22		—
Vested	(248,958)	0.31		—
Unvested March 31, 2019	1,817,256	$0.28	8.86	$—

Stock-based compensation expense was approximately $175,000 and $286,000 for the three months ended March 31, 2019 and 2018 resulting in an increase in general and administrative expenses, respectively.

As of March 31, 2019, and 2018, respectively, there was approximately $1,324,000 and $755,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

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

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the three months ended March 31, 2019 and December 31, 2018, it was determined that none of the marketable securities had other-than-temporary impairments. At March 31, 2019 and December 31, 2018, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see Note 12: Fair Value).

Securities classified as available for sale consisted of:

March 31, 2019

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments
Mutual Funds	$2,486	$—	$—	$2,486	$2,486
Totals	$2,486	$—	$—	$2,486	$2,486

December 31, 2018

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments
Mutual Funds	$1,529	$—	$(3)	$1,526	$1,526
Totals	$1,526	$—	$(3)	$1,526	$1,526

Unrealized losses on investments

There were no investments with continuous unrealized losses for less than 12 months and 12 months or greater at March 31, 2019 and December 31, 2018.

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2019	December 31, 2018
Compensation	$642	$613
Professional fees	59	83
Clinical trial expenses	7	7
Other expenses	374	302
	$1,082	$1,005

Note 7: Property and Equipment

	(in thousands)
	March 31, 2019	December 31, 2018
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,059	5,045
Total property and equipment	15,606	15,592
Less: accumulated depreciation	(8,004)	(7,810)
Property and equipment, net	$7,602	$7,782

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

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

Note 8: Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. Of our authorized preferred stock, 250,000 shares have been designated as Series A Junior Participating Preferred Stock and 8,000 shares have been designated as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated value $1,000 per share.

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of March 31, 2019, the Company had 2,519 shares of Series B Convertible Preferred Stock outstanding. Each such Preferred Share is convertible into 5,000 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, Hemispherx distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $0.20) and 5,000 warrants with an assumed exercise price of $0.20. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4.7 million.

(b) Common Stock

The Company is authorized to issue 350,000,000 shares of $0.001 par value common stock with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

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

The Board of Directors approved up to $500,000 for all directors, officers and employees to buy Company shares from the Company at the market price. As of the last issuance dated November 5, 2018, the Company had issued all the authorized shares for this program (980,392 shares) at prices between $0.20 and $0.69 per share directly to executives and employees, for $373,852 in a series of private transactions pursuant to stock purchase agreements.

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

On November 27, 2017, the Company reactivated equity distribution agreement with Maxim Group LLC (the “EDA”) pursuant to which it could sell shares of its common stock from time to time through Maxim, as sales agent. During the year ended December 31, 2018 and the three months ended March 31, 2019, the Company sold, respectively, an aggregate of 2,176,392 and 115,606 shares under the EDA for proceeds of $802,000 and $26,000 , respectively, net of $25,000 and $1,000, respectively, in commissions. Pursuant to a prospectus supplement dated February 7, 2018, the Company was able to sell up to 6,549,157 of its common stock (inclusive of shares already sold under the prospectus supplement) under the EDA. The actual number of shares, that the Company can sell, and the proceeds to be received there from are dependent upon the market price of its common stock.

As part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 226,023 options were issued to each of the two independent directors in February 2018 with an exercise price of $0.37; 152,053 options were issued to each of the two independent directors in May 2018 with an exercise price of $0.30, and 98,098 options were issued in July 2018 with an exercise price of $0.31. All of the foregoing options and the options discussed below are exercisable for a period of 10 years with a vesting period of three years. This program was suspended as of July 15, 2018 and all remaining deferred fees were paid in July 2018. This Program was reactivated as of August 16, 2018 with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the stockholders and the securities issuable thereunder were registered with the SEC. The 2018 Equity Incentive Plan was approved by the stockholders and the securities issuable thereunder were registered with the SEC and, on October 17, 2018, 172,786 options were issued to each of the two independent directors with an exercise price of $0.22 for a period of ten years with a vesting period of one year. On January 28, 2019, an aggregate of 514,686 options were issued to each of the directors with an exercise price of $0.22 for a period of ten years with a vesting period of one year for the deferral of fees and for chairing various committees, respectively.

Also as part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, certain officers agreed to defer 40% of their salaries until cash is available. In consideration of this deferral, 884,459 options were issued to these officers in February 2018 with an exercise price of $0.37; 599,168 options were issued to these officers in May 2018 with an exercise price of $0.30, and 389,249 options were issued to these officers in July 2018 with an exercise price of $0.31. This program was suspended as of July 15, 2018 and all remaining deferred salaries were paid on July 2018. This Program was reactivated as of August 16, 2018 for 50% of their salaries with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the shareholders and the plan registered with the SEC. The 2018 Equity Incentive Plan has been approved by the shareholders and registered with the SEC and on October 17, 2018, 808,712 options were issued to these officers with an exercise price on $0.22 for a period of ten years with a vesting period of one year. On January 28, 2019, 1,213,069 options were issued to each of these officers with an exercise price of $0.22 for a period of ten years with a vesting period of one year.

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

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors issued 1,154,284 options to the officers and directors at the exercise price of $0.22 expiring in 10 years, and on November 14, 2018, the Board of Directors issued 1,000 options to each employee, officer and director at the exercise price of $0.22 expiring in ten years. On January 28, 2019, 1,727,755 options were issued to the officers and directors with an exercise price of $0.22 for a period of ten years with a vesting period of one year.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry-specific revenue recognition guidance under current U.S. Generally Accepted Accounting Standards (“U.S.GAAP”) and replace it with a principal-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As of March 31, 2019, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. The Company applied the Full Retrospective Application to implement the new Accounting Standards Codification (“ASC”) 606. The Company, based on the nature of its Ampligen sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy GAAP and that difficulties will not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard had little or no impact to the Company’s opening balance of retained earnings.

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

In 2019, the FASB also issued Accounting Standards Updates (“ASU”) 2019-01 through 2018-03. These updates did not have a significant impact on the financial statements.

Note 11: Convertible Note Payable

On September 28, 2018, the Company issued a Secured Convertible Promissory Note (the “Convertible Note”) to a Lender with an original principal amount of $3,170,000 that bears interest at a rate of 10% per annum and matures on September 28, 2019, unless earlier paid, redeemed or converted in accordance with its terms.

On March 13, 2019, the Company amended the Purchase Agreement pursuant to which it issued the Convertible Note (the “Amendment”). The Amendment extends the maturity of the Note to September 28, 2020. In addition, the redemption conversion rates were revised to a price to be determined by mutual agreement between the Company and the Holder. In the event that the Company and the Holder are unable to reach a mutually agreeable price, the Company will be required to pay the applicable redemption amount in cash. The maximum amount of the Convertible Note the Lender will be able to redeem in any given calendar month is $300,000.

The Company evaluated the Amendment in accordance with ASC 470, Debt (“ASC 470”) and determined the Amendment is considered an extinguishment of the existing debt and issuance of net debt. As a result, the Company derecognized the liability and recorded a loss on the extinguishment of debt of $272,812 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the amended note was recorded in accordance with ASC 480 at the fair value that the note was issued with changes in fair value recorded through earnings at each reporting period.

Interest expense associated with the amended note was $4,280 for the three months ended March 31, 2019, which included $2,543 associated with the amortization of applicable discounts.

Note 12: Fair Value

The Company is required under U.S. GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction, namely (1) a merger or consolidation with another person; (2) sale of substantially all of its assets; (3) holders of common stock sell 50% or more of outstanding shares; (4) the Company effects an exchange of all its securities for other securities, cash or property, and (5) the Company effects a stock purchase agreement or business combination for more than 50% of outstanding shares. The fair value of the redeemable warrants (“Warrants”) related to the Company’s August 2016, February 2017, June 2017, August 2017, April 2018 and March 2019 common stock warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	March 31, 2019	December 31, 2018
Underlying price per share	$0.16	$0.18
Exercise price per share	$1.88	$1.88
Risk-free interest rate	2.24%	2.47%
Expected holding period	2.42	2.67
Expected volatility	70%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	March 31, 2019	December 31, 2018
Underlying price per share	$0.16	$0.18
Exercise price per share	$0.69-0.75	$0.69-$0.75
Risk-free interest rate	2.21%	2.47%
Expected holding period	3.34-3.35	3.59-3.60
Expected volatility	75%	75%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	March 31, 2019	December 31, 2018
Underlying price per share	$0.16	$0.18
Exercise price per share	$0.63	$0.63
Risk-free interest rate	2.21%	2.47%
Expected holding period	3.17	3.42
Expected volatility	75%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	March 31, 2019	December 31, 2018
Underlying price per share	$0.16	$0.18
Exercise price per share	$0.45	$0.45
Risk-free interest rate	2.21%	2.46%
Expected holding period	2.93	3.18
Expected volatility	70%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	March 31, 2019	December 31, 2018
Underlying price per share	$0.16	$0.18
Exercise price per share	$0.39	$0.39
Risk-free interest rate	2.23%-2.33%	2.51%
Expected holding period	1.57-4.57	1.82-4.82
Expected volatility	65%-70%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	March 31, 2019	March 8, 2019
Underlying price per share	$0.16	$0.15
Exercise price per share	$0.20	$0.20
Risk-free interest rate	2.23%	2.42%
Expected holding period	4.94	5.00
Expected volatility	65%	65%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated CFS patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2019, the Company has classified the warrants with cash settlement features and convertible debt as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,486	$2,486	$-	$-
Liabilities:
Redeemable warrants	$3,895	$-	$-	$3,895
Convertible note payable	$3,682	$-	$-	$3,682

	(in thousands) As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,526	$1,526	$-	$-
Liabilities:
Redeemable warrants	$1,061	$-	$-	$1,061
Convertible note payable	$3,408	$-	$-	$3,408

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:

Balance at December 31, 2018	$1,061
Warrants exercised and cancelled	(1)
Warrants issued	2,790
Fair value adjustments	45
Balance at March 31, 2019	$3,895

Convertible debt:

Balance at December 31, 2018	$3,408
Deferred debt discount written off due to refinancing	344
Pay off of old note payable	(3,722)
Amount of new note payable	3,742
Fair value adjustments	(90)
Balance at March 31, 2019	$3,682

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

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of March 31, 2019 are as follows:

During the year:

(in thousands)
2019	306
2020	417
2021	427
2022	438
2023	450
Thereafter	2,025
Total of payments	4,063
Less deferred issuance costs	(239)
Less discount on debt instrument	(1,025)
Less imputed interest	(331)
Total balance	2,468
Less current portion	201
Long term portion	$2,267

Interest expense relating to this financing agreement was $18,000 for the three months ended March 31, 2019.

Note 14: Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for the Company on January 1, 2019, with early adoption permitted. The Company adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company elected all the new standard’s available transition practical expedients other than the use-of hindsight.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, The Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently elected the practical expedient to not separate lease and non-lease components for leases of office equipment.

On adoption, the Company recognized additional operating liabilities of approximately $148,000 with corresponding ROU assets of the same amount, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

As of March 31, 2019, the balance of the right of use assets was $137,000 and the corresponding lease liability balance was $140,000. Total rent expense was $27,000 for the three months ended March 31, 2019.

Note 15: Subsequent Events

As of March 31, 2019, our stockholders’ equity was below $6 million, the minimum required for continued listing on the NYSE American. However, subsequent to March 31, 2019 and as of the date of filing of the Form 10-Q in which these financials have been included, the Company’s stockholders’ equity is above $6 million as a result of the following: (1) there were a series of debt conversions which partially converted $1,800,000 of the $3,170,000 convertible debt, as amended, in to stockholders’ equity, adding approximately $1,800,000 to shareholders’ equity; (2) on May 2, 2019, the Company entered into an agreement with the holders of 4,550,000 warrants (classified as debt) pursuant to which the warrant exercise price was reduced to $0.15 and all of the warrants were exercised, reducing the liability attributed to the warrants by approximately $404,000, and the Company realized about $682,000 in net proceeds, resulting in an addition to stockholders’ equity of approximately $1,086,000; and (3) on and after May 8, 2019, approximately 14 million of the warrants (also classified as debt) issued in the Company’s rights offering were exercised on a cashless basis for 70% of the number of shares issuable upon such exercise, resulting in approximately $1,500,000 added to stockholders’ equity.

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event, other than the above, constituted a matter that required adjustment to the financial statements for the three months ended March 31, 2019.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section; Item 1 “Legal Proceedings” in Part II; Item 1A. “Risk Factors” in Part II.

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

Currently, four Ampligen clinical trials are underway. Two of the trials have a number of subjects enrolled at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. One is at Roswell Park Comprehensive Cancer Center and the other is at the University of Pittsburgh Medical Center. The other two trials have been approved for enrollment and subjects are being screened for enrollment at Roswell Park Comprehensive Cancer Center and the University of Pittsburgh Medical Center using Ampligen in conjunction with pembrolizumab. No assurance can be given as to the results of these underway trials. Five additional cancer trials in collaboration with University Medical/Cancer Research Centers are in various pre-enrollment stages. Four of these trials are using Ampligen plus checkpoint blockade and one trial is using Ampligen as pre-treatment/neoadjuvant conditioning. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring Universities or Cancer Centers. Even if these additional clinical trials are initiated, we cannot assure that these clinical studies or the four studies underway will be successful or yield any useful data.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained or incorporated herein, whether as a result of any new information, future events, changed circumstances or otherwise.

This Report also refers to estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen® in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA recently approved the increase reimbursement level from $200 to $345 per 200mg vial of Ampligen, due to increased production costs. At this time, we do not plan on passing this adjustment along the patients in this program. As of March 31, 2019, there are 13 patients being treated in this open-label expanded access treatment protocol.

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

Current Ampligen inventory is being used for multiple programs including the product launch in Argentina, for the treatment of ME/CFS, the pancreatic cancer EAP in the Netherlands, ongoing and future clinical studies in oncology, and our ME/CFS EAP in the U.S. and Europe.

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

Recurrent Ovarian Cancer - Phase 1 / 2 study of intraperitoneal chemo-immunotherapy in recurrent ovarian cancer at University of Pittsburgh Medical Center. Dr. R. Edwards, PI. Study underway. An interim report from Dr. Edwards’ team is expected within thirty days and a summary of same will be disclosed upon receipt. See: https://www.clinicaltrials.gov/ct2/show/NCT02432378

Colorectal Cancer - Phase 2a study of Ampligen as component of chemokine modulatory regimen on colorectal cancer metastatic to liver at Roswell Park Comprehensive Cancer Center. Dr. P. Boland, PI. This study is underway. See: https://www.clinicaltrials.gov/ct2/show/NCT03403634

Metastatic Triple Negative Breast Cancer - Open label study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab, at Roswell Park Comprehensive Cancer Center. Dr. M. Opyrchal, PI. This study is underway. See: https://www.clinicaltrials.gov/ct2/show/NCT03599453

Recurrent Ovarian Cancer – This is a Phase 2 investigator-sponsored trial being conducted in advanced recurrent ovarian cancer at the University of Pittsburgh Medical Center that will evaluate Ampligen in combination with pembrolizumab and cisplatin. Patient enrollment has been initiated in this study designed for 45 subjects. Dr. Robert Edwards, world renowned expert in ovarian cancer is the lead investigator. See: https://www.clinicaltrials.gov/ct2/show/NCT03734692

In addition, five Ampligen clinical trials are planned for initiation in 2019, subject to funding:

●	Phase 2 study that will evaluate Ampligen in combination with pembrolizumab in refractory metastatic colorectal carcinoma at Roswell Park Comprehensive Cancer Center. Dr. P. Boland, PI. Study design and budget being developed.

●	Phase 2 study of advanced urothelial (bladder), melanoma and renal cell carcinoma, resistant to checkpoint blockade that will evaluate Ampligen in combination with a checkpoint blockade therapy at Roswell Park Comprehensive Cancer Center. Dr. M. Opyrchal, PI. Protocol design currently being finalized. Hemispherx Biopharma signed a clinical trial agreement with Roswell Park Comprehensive Cancer Center to study Ampligen in combination with checkpoint inhibitors in a phase 2a study in urothelial carcinoma, renal cell carcinoma and melanoma. This Phase 2a study will be led by Mateusz Opyrchal, MD, PhD, Assistant Professor of Medicine and Associate Director of the Early Phase Clinical Trial Program at Roswell Park, in collaboration with Dr. Kalinski.

●	First-line therapy for non-small cell lung cancer with SOC chemotherapy that will evaluate Ampligen in combination with pembrolizumab at University of Nebraska Medical Center. Dr. V. Ernani, PI. Study design and budget being developed.

●	Phase 2 study in advanced pancreatic cancer using checkpoint blockade plus Ampligen at University of Nebraska Medical Center. Dr. K. Klute, PI. Protocol and budget being developed. Based upon success in the initial animal studies, an additional round of more extensive and comprehensive pre-clinical animal pancreatic cancer studies are being conducted at University of Nebraska to reconfirm results, test additional PC tumor types, examine anti-PD-1 in addition to the prior anti-PD-L1 analysis, then fine tune the focus of the proposed future pancreatic cancer clinical trial and reduce the chances of error in clinical trial design. This information will also be used to formulate proposed future combination therapy clinical activity in the Kingdom of the Netherlands.

●	Phase 2 study of neoadjuvant conditioning of prostate cancer tumor microenvironment using Ampligen at Roswell Park Comprehensive Cancer Center. Dr. G. Chatta, PI. This protocol is now authorized by the FDA. See: https://clinicaltrials.gov/ct2/show/NCT03899987.

●	In January 2017, the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to ME/CFS patients had been extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. In February 2018, the agreement with myTomorrows was extended to cover Canada to treat pancreatic cancer patients, pending government approval.

As of March 31, 2019, 42 pancreatic cancer patients have received treatment with Ampligen® immuno-oncology therapy under the EAP program at Erasmus University in the Netherlands.

Supervised by Prof. Casper van Eijck, MD, a world-renowned specialist in this dread malignancy, and Diba Latifi, MD, the team at Erasmus is making progress. As disclosed recently, the Dutch government has approved and extended the therapeutic program for an additional year. Early progress was reported in a published abstract from Erasmus, and a copy of the abstract can be found at https://hemispherx.net/stockholder-meeting/. The abstract was part of a larger original report covering a variety of medical topics, which can be found at https://www.pancreasclub.com/wp-content/uploads/2018/06/Poster-Abstracts.pdf.

As of March 2019, we reported that four out of 24 patients with either locally advanced or metastatic disease have survived for more than one year on the Ampligen protocol without additional therapy. Another four patients had survived for more than one year since the start of the Ampligen protocol with palliative chemotherapy. However, in this group of patients 15 died within seven months since start of Ampligen. Of the five resected patients two died on Ampligen, 24 and 27 months after resection. The other three patients are still alive with a mean survival of 26 months after resection and adjuvant Ampligen treatment.

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

Manufacturing

In January 2017, Hemispherx and Jubilant Hollister-Stier LLC (“Jubilant”) entered into a commitment pursuant to which Jubilant has manufactured commercial size batches of Ampligen®. Two commercial size batches consisting of over 16,000 vials were produced in 2018 for use in our clinical studies and EAP.

Jubilant was approved by the FDA as a manufacturer of Ampligen by the successful completion of a previous preapproval inspection by the agency. The National Administration of Drugs, Food and Medical Devices (A.N.M.A.T) in Argentina has approved Ampligen for commercial distribution for the treatment of Chronic Fatigue Syndrome (CFS). The release testing of the drug, which is needed by A.N.M.A.T., has been initiated in Argentina. We are currently working with the FDA to allow us to export Ampligen to Argentina.

The production of the polymers (Ampligen intermediates) at our New Brunswick facility is required for the production of additional lots of Ampligen. The manufacture of polymer is currently being worked on to provide the intermediates needed for the production of Ampligen. Once polymer is available we will schedule the manufacture of additional lots at Jubilant.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the three months ended March 31, 2019, the Company did not make any contributions towards the 401(k) Plan.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 versus three months ended March 31, 2018

Net Loss

Our net loss was approximately $3,368,000 and $2,713,000 for the three months ended March 31, 2019 and 2018, respectively, representing an increase in loss of approximately $655,000 or 24% when compared to the same period in 2018. This increase in loss for these three months was primarily due to the following:

1)	an increase in general and administrative expense of $204,000 or 13%;

2)	a gain from the sale of the underutilized building in New Brunswick of $223,000 in 2018 which did not occur in 2019; and

3)	a write off of the balance of debt discounts associated with extinguished debt of $250,000.

Net loss per share was $(0.07) and $(0.07) for the three months ended March 31, 2019 and 2018, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2019 was 50,903,398 as compared to 36,269,388 as of March 31, 2018.

Revenues

Revenues from our Ampligen Cost Recovery Program were $0 and $56,000 for the three months ended March 31, 2019 and 2018, respectively. There were no sales in the current quarter, because the clinical sites purchased inventory in 2018 to make sure they have drug supply for the patients currently enrolled in the expanded access program.

Production Costs

Production costs were approximately $231,000 and $208,000, respectively, for the three months ended March 31, 2019 and 2018, representing an increase of $23,000 in production costs in the current period. These costs primarily represent stability testing and pre-production expenses related to Alferon. The increase in costs was primarily due to an overall increase in costs.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2019 were approximately $928,000 as compared to $855,000 for the same period a year ago, reflecting an increase of approximately $73,000 or 8%. Costs increased mainly due to Ampligen stability costs, which increased $51,000, along with general maintenance costs increased $22,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2019 and 2018, were approximately $1,767,000 and $1,563,000, respectively, reflecting an increase of approximately $204,000 or 13%. The increase in G&A expenses during the current period was mainly due to an increase in stock compensation of $84,000, an increase in stock market fees of $20,000 and an increase in salaries of $64,000.

Other Income-Expenses

There was a gain from the sale of the underutilized building in New Brunswick of $223,000 in 2018 which did not occur in 2019.

There was a write off of the balance of debt discounts associated with extinguished debt of $250,000 in 2019 which did not occur in 2018.

Convertible Debt

Interest and finance costs increased $107,000 in the three months ended March 31, 2019 mostly due to costs associated with the convertible debt which was not in effect in the three months ended March 31, 2018.

The convertible debt is valued using the Monte Carlo method and for the three months ended March 31, 2019 there was a gain of $90,000 as a result of the Monte Carlo method, which was not in effect in 2018.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended March 31, 2019 which amounted to a loss of approximately $45,000, compared to a loss of $231,000 for March 31, 2018 (see Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $4,880,000 in cash, cash equivalents and marketable securities inclusive of approximately $2,486,000 in Marketable Securities, representing an increase of approximately $3,055,000 from December 31, 2018. Cash used in operating activities for the three months ended March 31, 2019 was approximately $1,457,000 compared to approximately $2,542,000 for the same period in 2018, a decrease of 1,085,000 or 43%. The primary reason for this decrease was collection of other receivables in 2019.

Cash used in investing activities for the three months ended March 31, 2019 was approximately $1,098,000 compared to cash provided by investing activities of approximately $1,036,000 for the same period in 2018, representing an increase of $2,134,000. The primary reasons for the increase during the current period is the receipt of $963,000 from the sale of the underutilized second building in New Brunswick, New Jersey in 2018 and use of marketable securities of $960,000 for operation, purchase of equipment of $14,000 and payments of patent and trademark fees of $124,000.

Cash provided by financing activities for the three months ended March 31, 2019 was approximately $4,650,000 compared to approximately $4,051,000 for the same period in 2018, an increase of $599,000. The primary reasons for the increase in the three months ended March 31, 2019 can be attributable to our receipt of net proceeds of approximately $4,734,000 from the sale common stock pursuant to our EDA with Maxim Group, the exercise of warrants and the sale of shares through a stock offering as compared to $2,326,000 in 2018 (see “Note 8: Stockholders’ Equity”). Also we received $1,678,000 from the sale leaseback of the main building located in New Brunswick, New Jersey in 2018.

If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing will be required. In this regard, due to the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility and to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection and to commercialize our products. However, there is no assurance that such financing will be available.

As of September 1, 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 226,023 options were issued to each of the two independent directors in February 2018 with an exercise price of $0.37 for a period of 10 years with a vesting period of 3 years. As of September 1, 2017, certain officers agreed to defer 40% of their salaries until cash is available and all employees agreed to be paid 50% of their salaries in the form of unrestricted common stock of the Company. In April 2018, the Board of Directors approved a payment of 50% of the deferred Board fees and the deferred officer salaries. However, 100% of the current Board fees and 40% of the current officer salaries continue to be deferred.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon.

We reactivated our Equity Distribution Agreement with Maxim under our universal shelf registration statement in December 2017. Since December 5, 2017, we have sold an aggregate of 2,970,273 shares under the EDA for proceeds of $1,098,020 net of $32,940 in commissions. The actual number of shares that we can sell Pursuant to the EDA and the proceeds to be received therefrom are dependent upon the market price of our common stock.

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

We had approximately $4,880,000 in cash, cash equivalents and marketable securities at March 31, 2019 as compared to $1,825,000 at December 31, 2018.

To the extent that our cash and cash equivalents exceed our near term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of March 31, 2019, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2019, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Hemispherx commenced an action against Baxter in December of 2017 for Breach of Contract. The amount of damages we are seeking in this matter are yet to be determined. Damages are not covered by insurance. BioLife, the defendant, has filed its Answer, Affirmative Defenses and a Counterclaim in the amount of $96,676.39 representing the Invoices withheld after BioLife indicated that they were not intending to fulfill the balance of the contract. Hemispherx has denied the allegations of the counterclaim. We recently attempted mediation and were, to date, unable to resolve the matter. A discovery schedule has been issued by the Court and we are now in the initial stages of discovery. Although it cannot be determined, we believe there is little chance for an unfavorable outcome in this case.

Hemispherx filed and served a Complaint in Philadelphia Court of Common Pleas against Travelers Property Casualty Company of America at the end of March 2019 seeking compensation for business interruption loss and other damages following a flood loss to its New Brunswick manufacturing facility which occurred in January 2016. The Complaint also seeks bad faith and additional damages. On or about April 17, 2019, Travelers removed the case to the United States District Court for Eastern District of Pennsylvania. On or about May 2, 2019, Travelers filed an Answer with Affirmative Defenses to the Complaint. The Court has scheduled an initial scheduling conference for May 30, 2019. The parties are proceeding with the initial stages of discovery.

ITEM 1A: Risk Factors

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-Q. Among the key factors that have a direct bearing on our results of operations are

Risks Associated with Our Business:

We may continue to incur substantial losses and our future profitability is uncertain.

As of March 31, 2019, our accumulated deficit was approximately $321,941,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

We will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of March 31, 2019, we had approximately $4,880,000 in cash, cash equivalents and marketable securities (inclusive of approximately $2,486,000 in Marketable Securities). However, if we are unable to commercialize and sell Ampligen, recommence material sales of Alferon N Injection and/or continue to obtain funding, our operations, financial position and liquidity most likely will be adversely impacted.

Our current primary focus is research and development of the potential use of Ampligen® as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen® clinical trials — both underway and planned. In addition, we continue to pursue our NDA at the FDA for use of Ampligen for the treatment of CFS. In this regard, we will need to conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. The time and cost to undertake the studies and data analysis are beyond our current financial resources without gaining access to additional funding. The actual duration to complete the studies may be different based on the length of time it takes to design the study and obtain acceptance of the design, availability of suitable participants and clinical sites along with other factors that could impact the implementation of the study, analysis of results or requirements of the FDA and/or other governmental organizations.

Given the challenging economic conditions, we continue to review every aspect of our operations for cost and spending reductions to assure our long-term financial stability while maintaining the resources necessary to achieve our primary objectives discussed above along with the manufacturing, marketing and distribution of our products, including Alferon N Injection. We also will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. We may also need additional capital to eventually commercialize and sell Ampligen and/or recommence and increase sales of Alferon N Injection or our other products. We anticipate considering multiple options in an attempt to secure funding, including but not limited to such methods as the sales of additional equity, licensing agreements, partnering with other organizations, debt financing or other sources of capital.

Risks Associated with an Investment in Our Common Stock:

The trading price of our common stock has decreased significantly and, as a result, the NYSE American has informed us that we are not in compliance with the standards for continued listing on the NYSE American. In addition, while our stockholders’ equity as of the date of this report is above the required amount for continued listing, it was below the amount as of December 31, 2018 and March 31, 2019. If we are unable to raise the trading price or to continue to meet the minimum stockholders’ equity requirements, our common stock could be delisted from the NYSE American and the market for our common stock most likely would be adversely affected.

The price per share of our common stock has closed at or below $0.20 since February 26, 2019 and most recently closed on March 26, 2019 at $0.16, with a 30 day average of $0.19. On March 26, 2016, we received written notice from the NYSE American LLC (the “Exchange”) that we are not in compliance with the continued listing standards set forth in Section 1003(f)(v) of the Exchange’s Company Guide because our common stock has been selling for a low price per share for a substantial period of time. The Exchange has determined that the continued listing of our common stock is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time. We have until September 26, 2019 to demonstrate compliance. To rectify this issue, we are holding a special stockholders meeting on May 29, 2019 seeking approval of a reverse split of our outstanding shares of common stock. In addition, while as of the date of this Report our stockholders’ equity was above $6 million, the minimum stockholders’ equity required for continued listing pursuant to Section 1003(a)(iii) of the Exchange’s Company Guide, it was below $6 million as of December 31, 2019 and March 31, 2019.

If we are unable to sufficiently raise the trading price of our common stock or continue to meet the minimum stockholders’ equity requirement, we risk delisting on the Exchange. Should our stock be so delisted, stockholders’ ability to sell their shares in the open market most likely will be adversely affected even if the shares are then quoted for trading on an interdealer quotation system such as the OTCBB or OTC Markets.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

ITEM 6: Exhibits

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Adam Pascale
Adam Pascale
Chief Financial Officer

Date: May 15, 2019