Form 10-Q
period 2019-06-30
HEMISPHERX BIOPHARMA INC
filed 2019-08-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

Commission File Number: 1-13441

HEMISPHERX BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0845822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2117 SW Highway 484, Ocala FL 34473

(Address of principal executive offices) (Zip Code)

(352) 448-7797

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

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
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

2,306,967 shares of common stock were outstanding as of August 1, 2019.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$959	$299
Marketable securities	1,905	1,526
Funds receivable from sale of New Jersey net operating loss	—	859
Accounts receivable	76	235
Prepaid expenses and other current assets	814	880
Total current assets	3,754	3,799
Property and equipment, net	7,465	7,782
Right of use assets, net	173	—
Patent and trademark rights, net	1,062	912
Other assets	1,354	1,352
Total assets	$13,808	$13,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$672	$680
Accrued expenses	827	1,005
Convertible note payable	—	3,408
Current portion of operating lease liabilities	43	—
Current portion of financing obligation	205	199
Total current liabilities	1,747	5,292

Long-term liabilities:
Operating lease obligation	143	—
Convertible note payable	2,283	—
Financing obligation arising from sale leaseback transaction (Note 13)	2,213	2,318
Redeemable warrants	874	1,061
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000	—	—
8,000 shares designated as Series B Convertible Preferred Stock, stated value $1,000 per share.	1,221	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 2,214,930 and 1,107,607, respectively	2	1
Additional paid-in capital	329,294	323,749
Accumulated other comprehensive loss	1	(3)
Accumulated deficit	(323,970)	(318,573)
Total stockholders’ equity	6,548	5,174
Total liabilities and stockholders’ equity	$13,808	$13,845

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Clinical treatment programs –United States	$4	$11	$4	$24
Clinical treatment programs - Europe	25	22	25	65

Total revenues	29	33	29	89

Costs and expenses:
Production costs	215	186	446	394
Research and development	1,096	1,341	2,024	2,196
General and administrative	1,942	1,733	3,709	3,296

Total costs and expenses	3,253	3,260	6,179	5,886

Operating loss	(3,224)	(3,227)	(6,150)	(5,797)

Interest and other income	16	51	28	55
Interest expense and other finance costs	(99)	(55)	(344)	(194)
Debt discount associated with extinguished debt	—	—	(250)	—
Convertible note valuation adjustment	(74)	—	16	—
Settlement of litigation	260	474	260	474
Redeemable warrants valuation adjustment	1,085	362	1,039	131
Gain on sale of building	—	—	—	223
Gain (loss) on sale of marketable securities	7	(20)	4	(20)

Net loss	(2,029)	(2,415)	(5,397)	(5,128)

Other comprehensive income (loss):
Reclassification adjustments for loss on sales of marketable securities	(6)	—	3	—
Unrealized loss on marketable securities	(1)	(33)	1	(20)
Net comprehensive loss	$(2,036)	$(2,448)	$(5,393)	$(5,148)

Basic and diluted loss per share	$(1.07)	$(2.38)	$(3.53)	$(5.57)

Weighted average shares outstanding, basic and diluted	1,898,703	1,015,308	1,529,848	920,334

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2019 and 2018

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	$—	1,107,607	$1	$323,749	$(3)	$(318,573)	$5,174
Equity-based compensation	—	1,932	—	426	—	—	426
Redeemable warrants	—	—	—	(2,787)	—	—	(2,787)
Deemed dividends	—	—	—	(135)	—	—	(135)
Common stock issuance, net of offering costs	—	428,168	1	6,522	—	—	6,523
Convertible debt	—	204,246	—	1,473	—	—	1,473
Shares issued to pay accounts payable	—	8,091	—	46	—	—	46
Series B preferred shares issued, net of offering costs	$5,312	—	—	—	—	—	5,312
Series B preferred shares converted to common shares	$(4,091)	464,886	—	—	—	—	(4,091)
Net comprehensive loss	—	—	—	—	4	(5,397)	(5,393)

Balance at June 30, 2019	$1,221	$2,214,930	$2	$329,294	$1	$(323,970)	$6,548

	Series B Preferred	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	—	747,382	$1	$317,451	$11	$(308,760)	$8,703
Equity-based compensation	—	23,640	—	612	—	—	612
Warrants issued for building sale
leaseback	—	—	—	1,149	—	—	1,149
Redeemable warrants	—	—	—	221	—	—	221
Common stock issuance, net of offering costs	—	278,343	—	3,279	—	—	3,279
Common stock issued to settle accounts payable	—	14,680	—	280	—	—	280
Net comprehensive (loss)	—	—	—	—	(20)	(5,128)	(5,148)

Balance at June 30, 2018	—	1,064,045	$1	$322,992	$(9)	$(313,888)	$9,096

See accompanying notes to consolidated financial statements.

HEMISPHERX BIOPHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(in thousands)

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(5,397)	$(5,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	380	444
Redeemable warrants valuation adjustment	(1,039)	(131)
Fair value of convertible note adjustment	(16)	—
Change in convertible debt – refinancing	20	—
Extinguishment of convertible note	344	—
Amortization of patent, trademark rights	35	30
Changes in ROU assets	22	—
Equity-based compensation	426	612
Realized loss on sale of marketable securities	4	—
Gain on sale of building	—	(223)
Amortization of finance and debt issuance costs	71	168
Change in assets and liabilities:
Accounts and other receivables	1,018	(11)
Prepaid expenses and other current assets	66	(398)
Lease liability	(28)	—
Accounts payable	38	126
Accrued expenses	(178)	(734)
Net cash used in operating activities	(4,234)	(5,245)

Cash flows from investing activities:
Purchase of short-term marketable securities	(379)	—
Purchase of property and equipment	(63)	—
Proceeds from sale of building	—	1,050
Purchase of patent and trademark rights	(184)	(57)
Net cash (used in) provided by investing activities	(626)	993

Cash flows from financing activities:
Proceeds from lease financing obligation	—	4,080
Finance and debt issuance costs	—	(268)
Financing obligation payments payment	(169)	(97)
Payoff of mortgage note payable	—	(1,957)
Security deposits paid	—	(114)
Proceeds from sale of stock, net of issuance costs	5,689	4,764
Net cash provided by financing activities	5,520	6,408

Net increase in cash and cash equivalents	660	2,156
Cash and cash equivalents at beginning of period	299	1,412
Cash and cash equivalents at end of period	$959	$3,568

Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable securities	$1	$(20)
Stock issued to settle accounts payable	$46	$280
Conversion of note payable in shares	$1,473
Conversion of series B preferred	$5,312
Operating Lease – Right of Use Assets	$185	$—

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

Hemispherx’s flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). A first-in-class drug also known as a new molecular entity, is a drug that contains an active moiety that has not been approved by the FDA or marketed in the US.

Hemispherx received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (CFS) in 2016. The product will be marketed by GP Pharm, our commercial partner in Latin America. Commercialization in Argentina will require GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and FDA’s authorization to ship product from the US to Argentina.

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

On May 29, 2019 the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio in the range of 1-for-20 to 1-for-50. The Company’s Board of Directors approved the implementation of the reverse stock split at a ratio 1-for-44 which took effect on June 10, 2019. All share and per share amounts for prior periods have been revised to give retroactive effect to this reverse stock split.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of 840,380 and 840,380; and 211,313 and 436,711 of stock options and warrants are excluded from the calculation of diluted net loss per share for the three months and six months ended June 30, 2019 and 2018, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 39,267 and 66,673 options granted in the six months ended June 30, 2019 and 2018, respectively.

Stock option for employees’ activity during the six months ended June 30, 2019 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	116,150	$33.00	9.01	$—
Granted	27,570	9.68	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding June 30, 2019	143,720	$28.60	8.74	$—
Vested and expected to vest June 30, 2019	143,720	$28.60	8.74	$—
Exercisable June 30, 2019	75,739	$30.36	7.55	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2019	75,129	$14.08	9.31	$—
Granted	27,570	9.68	—	—
Vested	(34,718)	11.88	—	—
Unvested June 30, 2019	67,981	$13.20	9.06	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	55,129	$29.92	8.55	$—
Granted	11,697	9.68	—	—
Forfeited	—	—	—	—
Expired	(38)	380.16	—	—
Outstanding June 30, 2019	66,788	$25.96	8.60	$—
Vested and expected to vest June 30, 2019	66,788	$25.96	8.60	$—
Exercisable June 30, 2019	32,082	$46.64	8.05	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2019	35,262	$13.64	8.84	$—
Granted	11,697	9.68	—	—
Expired	38	380.16	—	—
Vested	(12,291)	13.64	—	—
Unvested June 30, 2019	34,706	$12.76	8.49	$—

Stock-based compensation expense was approximately $426,000 and $612,000 for the six months ended June 30, 2019 and 2018 resulting in an increase in general and administrative expenses, respectively.

As of June 30, 2019, and 2018, respectively, there was approximately $1,101,000 and $1,278,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or net realizable value method of accounting for inventory.

Commercial sales of Alferon in the U.S. will not resume until new batches of commercial filled and finished product are produced and released by the Food and Drug Administration (“FDA”). While the facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company also will need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. The Company estimates it will need approximately $10,000,000 to commence the manufacturing process. Due to the Company extending the timeline of Alferon production to in excess of one year, the Company reclassified Alferon work in process inventory of $1,095,000 to other assets within our balance sheet as of December 31, 2018 and 2017 and due to the high cost estimates to bring the facility back online. The above estimated cost includes additional funds needed for the revalidation process in the Company’s facility to initiate commercial manufacturing, thereby readying itself for an FDA Pre-Approval Inspection. If the Company is unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, its operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

The Alferon work in process is currently compliant with our internal protocols, is stored in a controlled state, and the Company regularly monitors the stability of the product. All of these factors contribute to the potential sale of the Alferon work in process, after validation lots have been produced and including a successful pre-approval inspection.

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the six months ended June 30, 2019 and December 31, 2018, it was determined that none of the marketable securities had other-than-temporary impairments. At June 30, 2019 and December 31, 2018, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see Note 12: Fair Value).

Securities classified as available for sale consisted of:

June 30, 2019

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments
Mutual Funds	$1,904	$1	$—	$1,905	$1,905
Totals	$1,904	$1	$—	$1,905	$1,905

December 31, 2018

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments
Mutual Funds	$1,529	$—	$(3)	$1,526	$1,526
Totals	$1,529	$—	$(3)	$1,526	$1,526

Unrealized losses on investments

There were no investments with continuous unrealized losses for less than 12 months and 12 months or greater at June 30, 2019 and December 31, 2018.

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2019	December 31, 2018
Compensation	$388	$613
Professional fees	70	83
Clinical trial expenses	7	7
Other expenses	362	302
	$827	$1,005

Note 7: Property and Equipment

	(in thousands)
	June 30, 2019	December 31, 2018
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,108	5,045
Total property and equipment	15,655	15,592
Less: accumulated depreciation	(8,190)	(7,810)
Property and equipment, net	$7,465	$7,782

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of June 30, 2019, the Company had 1,221 shares of Series B Convertible Preferred Stock outstanding. Each such Preferred Share is convertible into 114 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, Hemispherx distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $5.3 million.

(b) Common Stock

The Company is authorized to issue 350,000,000 shares of $0.001 par value common stock with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

In August 2016, the Company effected a 12-to-1 reverse stock split of the outstanding shares, in order to become compliant with the NYSE regulations. This did not affect the number of authorized shares.

In June 2019, the Company effected a 44-to-1 reverse stock split of the outstanding shares, in order to become compliant with the NYSE regulations. This did not affect the number of authorized shares. All references to shares of common stock, options, warrants and preferred stock have been adjusted herein to give effect to this reverse stock split.

On September 6, 2016, we entered into a Securities Purchase Agreement (the “September Purchase Agreement”) with certain investors for the sale by us of 75,758 shares of our common stock registered under our S-3 shelf registration statement on at a purchase price of $66.00 per share. Concurrently with the sale of the common stock, pursuant to the September Purchase Agreement, we also sold unregistered warrants to purchase 56,818 shares of common stock for aggregate gross proceeds of $5,000,000. Subject to certain ownership limitations, the warrants are initially exercisable six-month after issuance at an exercise price equal to $88.00 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. Pursuant to an engagement agreement, we paid our placement agent an aggregate fee equal to 7% of the gross proceeds received by us from the sale of the securities in the offering and granted to our placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 3,788 unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the placement agent warrants will expire on September 1, 2021 and have an exercise price equal to $82.50 per share of common stock.

On February 1, 2017, we entered into Securities Purchase Agreements (each, a “February Purchase Agreement”) with certain investors for the sale by us of 41,322 shares of our common stock at a purchase price of $24.50 per share. Concurrently with the sale of the common stock, pursuant to the February Purchase Agreement, we also sold unregistered warrants to purchase 30,992 shares of common stock for aggregate gross proceeds of approximately $1,000,000. The warrants have an exercise price of $33.00 per share, are exercisable six months after issuance, and will expire five years from the initial exercise date. Pursuant to an engagement agreement, we paid our placement agent an aggregate fee equal to 7% of the gross proceeds received by us from the sale of the securities in the offering and granted to our placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 2,066 unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the placement agent warrants will expire on February 1, 2022 and have an exercise price equal to $30.25 per share of common stock. The Company subsequently registered the shares issuable upon exercise of the warrants on Form S-1.

The Board of Directors approved up to $500,000 for all directors, officers and employees to buy Company shares from the Company at the market price. As of the last issuance dated November 5, 2018, the Company had issued all the authorized shares for this program (23 shares) at prices between $8.80 and $30.36 per share directly to executives and employees, for $373,852 in a series of private transactions pursuant to stock purchase agreements.

On June 1, 2017, the exercise price of Warrants issued in September 2016 was changed to $22.00. As a result, the warrant holders exercised these Warrants and purchased 53,864 shares of Company common stock. The Company realized net proceeds of $1,055,000 from this exercise. In conjunction with the foregoing, the Company also issued 53,864 series A warrants with an exercise price of $26.40 per share, an initial exercise date of December 1, 2017 and expiring March 6, 2022 (the “Series A Warrants”) and 172,364 series B warrants with exercise price of $26.40, an initial exercise date December 1, 2017 per share and expiring March 1, 2018. The foregoing transactions are hereinafter referred to as the “Exchange Transaction”. In addition, on July 10, 2017, the warrant holders exercised the remaining 2,955 warrants issued in September 2016 and purchased 2,955 shares of common stock. The Company realized net proceeds of $65,000 from this exercise. In conjunction with the foregoing the Company issued 2,955 Series A Warrants and 9,455 Series B Warrants (with an exercise price of $26.40 and an initial exercise date January 10, 2018 on the three-month anniversary of the of the initial exercise date).

Pursuant to an engagement agreement, the Company paid its placement agent an aggregate fee equal to 7% and 10.5%, respectively, of the gross proceeds received by the Company from the sale of the securities in the offerings and granted to its placement agent or its designees warrants to purchase up to 5% of the aggregate number of shares sold in the transactions amounting to 3,788 and 2,449, respectively, unregistered warrants. The placement agent warrants have substantially the same terms as the investor warrants, except that the 3,788 placement agent warrants issued in September 2017 will expire September 1, 2021 and have an exercise price equal to $82.50 per share of common stock and the 2,449 placement agent warrants issued in June 2017 will expire June 1, 2022 and have an exercise price of $27.50.

On August 23, 2017, the Holders of the Series A Warrants and Series B Warrants exchanged all of their Warrants for new warrants (respectively, the “Series A Exchange Warrants” and the “Series B Exchange Warrants” and, collectively, the “Exchange Warrants”) identical to the Warrants except as follows: The exercise price of both Exchange Warrants is $19.80 per share, subject to adjustment therein, and the number of Series B Exchange Warrants issued was proportionately reduced to an aggregate of 63,637 warrants so that all Exchange Warrants in the Exchange Transaction do not exceed 19.9% of the number of the Company’s issued and outstanding shares of Common Stock as of May 31, 2017, the date of the Exchange Transaction offer letters. The issuance of the Exchange Warrants by the Company and the shares of Common Stock issuable upon exercise of the Exchange Warrants is exempt from registration pursuant to Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 63,637 warrants with an expiration date of March 1, 2018 and an exercise price on $19.80 were exercised in January and February 2018. The Company realized proceeds of $1,260,000 from these exercises.

On November 27, 2017, the Company reactivated its equity distribution agreement with Maxim Group LLC (the “2012 EDA”) pursuant to which it could sell shares of its common stock from time to time through Maxim, as sales agent. During the year ended December 31, 2018 and the six months ended June 30, 2019, the Company sold, respectively, an aggregate of 49,463 and 2,627 shares under the 2012 EDA for proceeds of $802,000 and $26,000, respectively, net of $25,000 and $1,000, respectively, in commissions. Pursuant to a prospectus supplement dated February 7, 2018, the Company was able to sell up to 148,845 of its common stock (inclusive of shares already sold under the prospectus supplement) under the 2012 EDA. The actual number of shares, that the Company can sell, and the proceeds to be received there from are dependent upon the market price of its common stock.

On May 2, 2019, the Company entered into an agreement with the holders of 103,410 warrants (classified as liability) pursuant to which the warrant exercise price was reduced to $6.60 and all of the warrants were exercised, reducing the liability attributed to the warrants by approximately $404,000, and the Company realized about $682,000 in net proceeds, resulting in an addition to stockholders’ equity of approximately $1,086,000.

As part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 5,137 options were issued to each of the two independent directors in February 2018 with an exercise price of $16.20; 3,456 options were issued to each of the two independent directors in May 2018 with an exercise price of $13.20, and 2,230 options were issued in July 2018 with an exercise price of $13.64. All of the foregoing options and the options discussed below are exercisable for a period of 10 years with a vesting period of three years. This program was suspended as of July 15, 2018 and all remaining deferred fees were paid in July 2018. This Program was reactivated as of August 16, 2018 with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the stockholders and the securities issuable thereunder were registered with the SEC. The 2018 Equity Incentive Plan was approved by the stockholders and the securities issuable thereunder were registered with the SEC and, on October 17, 2018, 3,927 options were issued to each of the two independent directors with an exercise price of $9.68 for a period of ten years with a vesting period of one year. On January 28, 2019, an aggregate of 11,698 options were issued to each of the directors with an exercise price of $9.68 for a period of ten years with a vesting period of one year for the deferral of fees and for chairing various committees, respectively.

Also, as part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, certain officers agreed to defer 40% of their salaries until cash is available. In consideration of this deferral, 20,102 options were issued to these officers in February 2018 with an exercise price of $16.20; 13,618 options were issued to these officers in May 2018 with an exercise price of $13.20, and 8,847 options were issued to these officers in July 2018 with an exercise price of $13.64. This program was suspended as of July 15, 2018 and all remaining deferred salaries were paid on July 2018. This Program was reactivated as of August 16, 2018 for 50% of their salaries with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the shareholders and the plan registered with the SEC. The 2018 Equity Incentive Plan has been approved by the shareholders and registered with the SEC and on October 17, 2018, 18,380 options were issued to these officers with an exercise price on $9.68 for a period of ten years with a vesting period of one year. On January 28, 2019, 27,570 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year.

Also as part of the cash conservation program adopted on August 28, 2017, all employees agreed to be paid 50% of their salaries in the form of unrestricted common stock of the Company. Starting with the month of September 2017, the salaries of all the employees of the Company were paid 50% in the form of unrestricted common stock of the Company. The total number of shares issued as of June 30, 2018 to the employees under this program was 48,111 shares at stock prices ranging from $13.64 to $24.20 per share. This program was suspended by the Board of Directors on June 30, 2018.

On March 24, 2018, the Company sold 28,409 shares of common stock under its S-3 shelf registration. The Company realized net proceeds of $475,000 from this stock offering and paid $25,000 in placement agent fees.

On April 20, 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”) for the sale by the Company of an aggregate of 150,000 shares (the “Common Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $17.16 per share. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreements the Company also sold 150,000 warrants, 50% of which are Class A Warrants and 50% of which are Class B Warrants (collectively, the “Warrants”). The Company received gross proceeds from the sale of the Warrants solely to the extent such Warrants are exercised for cash. Both classes of Warrants will not be exercisable until six months after issuance and will have an exercise price of $17.16 per share, subject to adjustments as provided under the terms of the Warrants. The Class A Warrants and Class B Warrants will expire, respectively, two and five years after the date on which they are first exercisable. The closing of the sales of these securities under the Purchase Agreements took place on April 24, 2018. The Company received net proceeds from the transactions of $2,343,820 after deducting certain fees due to the placement agent and the Company’s transaction expenses.

The 2009 Equity Incentive Plan, effective June 24, 2009, as amended, authorizes the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 500,000 shares of common stock is reserved for potential issuance pursuant to awards under the 2009 Equity Incentive Plan. Unless sooner terminated, the 2009 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. During 2018, there were 106,255 options granted by the Company under this Plan.

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 159,091 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors issued 26,234 options to the officers and directors at the exercise price of $9.68 expiring in 10 years, and on November 14, 2018, the Board of Directors issued 23 options to each employee, officer and director at the exercise price of $9.68 expiring in ten years. On January 28, 2019, 39,268 options were issued to the officers and directors with an exercise price of $9.68 for a period of ten years with a vesting period of one year.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry-specific revenue recognition guidance under current U.S. Generally Accepted Accounting Standards (“U.S.GAAP”) and replace it with a principal-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As of June 30, 2019, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. The Company applied the Full Retrospective Application to implement the new Accounting Standards Codification (“ASC”) 606. The Company, based on the nature of its Ampligen sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy GAAP and that difficulties will not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard had little or no impact to the Company’s opening balance of retained earnings.

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

In 2019, the FASB also issued Accounting Standards Updates (“ASU”) 2019-01 through 2019-07. These updates did not have a significant impact on the financial statements.

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

The Company evaluated the Amendment in accordance with ASC 470, Debt (“ASC 470”) and determined the Amendment is considered an extinguishment of the existing debt and issuance of new debt. As a result, the Company derecognized the liability and recorded a loss on the extinguishment of debt of $272,812 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the amended note was recorded in accordance with ASC 480 at the fair value that the note was issued with changes in fair value recorded through earnings at each reporting period.

There were a series of debt conversions in the period, which partially converted $1,400,000 of the $3,408,000 convertible debt, as amended, into stockholders’ equity, adding approximately $1,400,000 to shareholders’ equity. The number of shares issued in these conversions were 204,246 shares.

Interest expense associated with the amended note was $50,219 for the six months ended June 30, 2019.

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

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	June 30, 2019	December 31, 2018
Underlying price per share	$4.39	$7.92
Exercise price per share	$82.50	$82.76
Risk-free interest rate	1.74%	2.47%
Expected holding period	2.18	2.67
Expected volatility	65%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	June 30, 2019	December 31, 2018
Underlying price per share	$4.39	$7.92
Exercise price per share	$30.25–33.00	$30.36-$33.00
Risk-free interest rate	1.71%	2.47%
Expected holding period	3.09–3.35	3.59-3.60
Expected volatility	70%	75%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	June 30, 2019	December 31, 2018
Underlying price per share	$4.39	$7.92
Exercise price per share	$27.50	$27.72
Risk-free interest rate	1.71%	2.47%
Expected holding period	2.68	3.42
Expected volatility	70%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	June 30, 2019	December 31, 2018
Underlying price per share	$4.39	$7.92
Exercise price per share	19.80	$19.80
Risk-free interest rate	1.72%	2.46%
Expected holding period	2.68	3.18
Expected volatility	70%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	June 30, 2019	December 31, 2018
Underlying price per share	$4.39	$7.92
Exercise price per share	$17.16	$17.16
Risk-free interest rate	1.74%-1.87%	2.51%
Expected holding period	1.32-4.32	1.82-4.82
Expected volatility	60%-70%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	June 30, 2019	March 8, 2019
Underlying price per share	$4.39	$6.60
Exercise price per share	$8.80	$8.80
Risk-free interest rate	1.75%	2.42%
Expected holding period	4.69	5.00
Expected volatility	70%	65%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated Chronic Fatigue Syndrome patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2019, the Company has classified the warrants with cash settlement features and convertible debt as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,905	$1,905	$-	$-
Liabilities:
Redeemable warrants	$874	$-	$-	$874
Convertible note payable	$2,283	$-	$-	$2,283

	(in thousands) As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,526	$1,526	$-	$-
Liabilities:
Redeemable warrants	$1,061	$-	$-	$1,061
Convertible note payable	$3,408	$-	$-	$3,408

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:

Balance at December 31, 2018	$1,061
Warrants exercised and cancelled	(2,071)
Warrants issued	2,788
Deemed Dividend	135
Fair value adjustments	(1,039)
Balance at June 30, 2019	$874

Convertible debt:

Balance at December 31, 2018	$3,408
Deferred debt discount written off due to refinancing	344
Pay off of old note payable	(3,722)
Amount of new note payable	3,742
Fair value of converted shares	(1,473)
Fair value adjustments	(16)
Balance at June 30, 2019	$2,283

Note 13: Financing Obligation Arising from Sale Leaseback Transaction

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years at $408,000 per year for two years through March 31, 2020. The lease payments will increase 2.5% per year for the next three years through March 31, 2023 and the lease payments will increase 3% for the remaining five years through March 31, 2028. The sale of the property includes an option to repurchase the property at fair value which does not permanently transfer all the risks and rewards of ownership to the buyer. The option to repurchase the property also would be at a higher price than the sales price and is considered likely based upon the Company’s plans going forward. Because the sale of the property includes the option to repurchase the property and includes the above attributes, the transaction was accounted for as a financing transaction whereby the Company debited cash for the amount of cash received and credit financing obligation. The Company will continue to report the property as an asset and the property will continue to be depreciated. The fair value repurchase option is accounted for similar to a share appreciation mortgage. Accordingly, the guidance in ASC 470-30 related to participating mortgage loans would be applied to the liability. If the option expires unused, the sale is recognized at that time. The gain on the sale would be the excess of the liability (current fair value of the property) over its carrying amount. If the option is exercised, the cash payment by the seller-lessee is to pay off the financing obligation. As part of the sale of this building, warrants were provided to the buyer for the purchase of up to 73,314 shares of Company common stock for a period of five years at an exercise price of $17.05 per share, 125% of the closing price of the common stock on the NYSE American on the date of execution of the letter of intent for the purchase. The warrants cannot be exercised to the extent that any exercise would result in the purchaser owning in excess of 4.99% of our issued and outstanding shares of common stock.

The Property and Equipment in Note 7 above are the property and equipment involved in this transaction. Depreciation on the building will continue until a sale has been recognized.

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of June 30, 2019 are as follows:

During the year:

(in thousands)
2019	204
2020	417
2021	427
2022	438
2023	450
Thereafter	2,025
Total of payments	3,961
Less deferred issuance costs	(232)
Less discount on debt instrument	(996)
Less imputed interest	(315)
Total balance	2,418
Less current portion	205
Long term portion	$2,213

Interest expense relating to this financing agreement was $35,000 for the six months ended June 30, 2019.

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

As of June 30, 2019, the balance of the right of use assets was $173,000 and the corresponding lease liability balance was $186,000. Total rent expense was $29,000 for the six months ended June 30, 2019.

Note 15: Subsequent Events

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “Distribution Agreement”), with Maxim, pursuant to which the Company may sell from time to time, shares of its common stock, $0.001 par value per share (the “Shares”) through Maxim, as agent (the “Offering”). Prior thereto, the Company and Maxim terminated the prior 2012 Equity Distribution Agreement (pursuant to which the Company had sold $1,098,000 worth of Shares). On July 19, 2019, the Company filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) in connection with the Offering under its existing Registration Statement on Form S-3 (File No 333-226059), which became effective on August 3, 2018, related to the sale of Shares having an aggregate offering price of up to $4,508,244. As of August 9, 2019 the Company sold 125,800 shares under the Distribution Agreement for a total of $289,000 which includes a 3.5% fee to Maxim of $10,000.

On August 5, 2019, the Company entered into a Note Purchase Agreement with Chicago Venture Partners, L.P. (the “Lender”), pursuant to which the Company issued a Secured Promissory Note (the “Note”) to the Lender. The Note has an original principal amount of $2,635,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. The Company received proceeds of $1,900,000 after an original issue discount and payment of Lender’s legal fees.

Pursuant to a Security Agreement between the Company and the Lender, repayment of the Convertible Note is secured by substantially all of the assets of the Company other than its intellectual property.

The Company evaluated subsequent events through the date on which these financial statements were issued and determined that no subsequent event, other than the above, constituted a matter that required adjustment to the financial statements for the three months ended June 30, 2019.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to adequately fund our projects as we will need additional funding to proceed with our objectives, the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to find senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms, our ability to manufacture and sell any products, our ability to enter into arrangements with third party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to our New Brunswick, New Jersey facility. In February 2013, we received a Complete Response Letter from the Food and Drug Administration, or FDA, for our Ampligen New Drug Application, or NDA, for the treatment of Chronic Fatigue Syndrome. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analysis. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved.

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica, or ANMAT, for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. Commercialization in Argentina will require an appropriate reimbursement level, appropriate marketing strategies, and the FDA’s authorization to ship product from the US to Argentina. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

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

Currently, five Ampligen clinical trials are open for enrollment. All five of the trials are at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. Three are at Roswell Park Comprehensive Cancer Center and the other two are at the University of Pittsburgh Medical Center. No assurance can be given as to the results of these underway trials. Six additional cancer trials in collaboration with University Medical/Cancer Research Centers are in various pre-enrollment stages. These six trials are using Ampligen plus checkpoint blockade or chemokine modulation. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring Universities or Cancer Centers. Even if these additional clinical trials are initiated, we cannot assure that these clinical studies or the four studies underway will be successful or yield any useful data.

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

The production of new Alferon Active Pharmaceutical Ingredient, or API, inventory will begin once the validation phase is complete. While the facility has already been approved by the FDA under the Biological License Application, or BLA, for Alferon, this status will need to be reaffirmed by a successful Pre-Approval Inspection by the FDA prior to commercial sale of newly produced inventory product. If and when the Company obtains a reaffirmation of FDA BLA status and has begun production of new Alferon API, it will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels. In addition, we are currently manufacturing polymers in our New Brunswick facility to be used for the production of Ampligen to satisfy our future needs. While we anticipate that we will continue to manufacturing polymers at the New Brunswick facility, we may need additional funding. There cannot be any guarantee that we will obtain adequate funds to sustain manufacturing at the New Brunswick facility or that the facility will be able to manufacture sufficient lots for the commercial launch of Ampligen. We believe, and are investigating, Ampligen’s potential role in enhancing the activity of influenza vaccines. While certain studies involving rodents, non-human primates (monkeys) and healthy human subjects indicate that Ampligen may enhance the activity of influenza vaccines by conferring increased cross-reactivity or cross-protection, further studies will be required and no assurance can be given that Ampligen will assist in the development of a universal vaccine for influenza or other viruses.

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

Hemispherx’s flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). A first-in-class drug also known as a new molecular entity, is a drug that contains an active moiety that has not been approved by the FDA or marketed in the US.

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

Ampligen® is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). Hemispherx is currently sponsoring an expanded access program (EAP) for ME/CFS patients in the U.S. In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen® (trade name rintatolimod) in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen® is the world’s only approved therapeutic for ME/CFS. We continue to pursue our Ampligen New Drug Application, or NDA, for the treatment of CFS with the U.S. Food and Drug Administration, or FDA. Please see “Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”)” below.

Alferon N Injection® is approved for a category of sexually transmitted diseases infection and patients that are intolerant to recombinant interferon in Argentina. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional treatment of refractory (resistant to other treatment) or recurring external Condylomata Acuminata/genital warts (GW) in patients 18 years of age or older. Certain types of human papilloma viruses cause GW. Hemispherx also has approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina. We have developed and, with proper funding, will be seeking FDA Pre-Approval Inspection of a high-volume, high-efficiency, upgraded manufacturing process to allow for the commercial viability of Alferon®.

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

We have received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. Commercialization in Argentina will require, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and FDA’s authorization to ship product from US to Argentina.

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen® in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA recently approved the increase reimbursement level from $200 to $345 per 200mg vial of Ampligen, due to increased production costs. At this time, we do not plan on passing this adjustment along the patients in this program. As of June 30, 2019, there are 13 patients being treated in this open-label expanded access treatment protocol.

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

Current Ampligen inventory is being used for multiple programs including the treatment of ME/CFS, the pancreatic cancer EAP in the Netherlands, ongoing and future clinical studies in oncology, and our ME/CFS EAP in the U.S. and Europe.

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

Currently, five Ampligen® clinical trials are open to enrollment at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors:

Recurrent Ovarian Cancer - Phase 1 / 2 study of intraperitoneal chemo-immunotherapy in recurrent ovarian cancer at University of Pittsburgh Medical Center. Dr. R. Edwards, PI. Study underway. An interim report from Dr. Edwards’ team was received and a summary of same was disclosed. See: https://www.clinicaltrials.gov/ct2/show/NCT02432378

Colorectal Cancer - Phase 2a study of Ampligen as component of chemokine modulatory regimen on colorectal cancer metastatic to liver at Roswell Park Comprehensive Cancer Center. Dr. P. Boland, PI. This study is underway. See: https://www.clinicaltrials.gov/ct2/show/NCT03403634

Metastatic Triple Negative Breast Cancer - Open label study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab, at Roswell Park Comprehensive Cancer Center. Dr. M. Opyrchal, PI. This study is underway. See: https://www.clinicaltrials.gov/ct2/show/NCT03599453

Recurrent Ovarian Cancer – This is a Phase 2 investigator-sponsored trial being conducted in advanced recurrent ovarian cancer at the University of Pittsburgh Medical Center that will evaluate Ampligen in combination with pembrolizumab and cisplatin. Patient enrollment has been initiated in this study designed for 45 subjects. Dr. Robert Edwards, world renowned expert in ovarian cancer is the lead investigator. See: https://www.clinicaltrials.gov/ct2/show/NCT03734692

Prostate Cancer – This phase 2 study of neoadjuvant conditioning of prostate cancer tumor microenvironment using Ampligen is at Roswell Park Comprehensive Cancer Center. Dr. G. Chatta, PI. This protocol is now authorized by the FDA, pending internal tasks before the study can be opened. See: https://clinicaltrials.gov/ct2/show/NCT03899987.

In addition, six Ampligen clinical trials are planned for initiation in 2019 or early 2020, subject to funding:

●

Phase 2 study that will evaluate Ampligen in combination with pembrolizumab in refractory metastatic colorectal carcinoma at Roswell Park Comprehensive Cancer Center. Dr. P. Boland, PI. Roswell Park is reviewing the budget and preparing for institutional submission.

●	First line therapy pilot study at Roswell Park Comprehensive Cancer Center, for non-small cell lung cancer with SOC chemotherapy that will evaluate Ampligen in combination with pembrolizumab. Study design and budget are being developed.

●	Phase 2 study of advanced urothelial (bladder), melanoma and renal cell carcinoma, resistant to checkpoint blockade that will evaluate Ampligen in combination with a checkpoint blockade therapy at Roswell Park Comprehensive Cancer Center. Dr. M. Opyrchal, PI. Hemispherx Biopharma signed a clinical trial agreement with Roswell Park Comprehensive Cancer Center to study Ampligen in combination with checkpoint inhibitors in a phase 2a study in urothelial carcinoma, renal cell carcinoma and melanoma. Hemispherx is awaiting the study protocol, which is under review at Roswell Park.

●	Phase 2 study in advanced pancreatic cancer using checkpoint blockade plus Ampligen at University of Nebraska Medical Center. Dr. K. Klute, PI. Protocol and budget are being developed. Based upon success in the initial animal studies, an additional round of more extensive and comprehensive pre-clinical animal pancreatic cancer studies are being conducted at University of Nebraska to reconfirm results, test additional PC tumor types, examine anti-PD-1 in addition to the prior anti-PD-L1 analysis, then fine tune the focus of the proposed future pancreatic cancer clinical trial and reduce the chances of error in clinical trial design. This information will also be used to formulate proposed future combination therapy clinical activity in the Kingdom of the Netherlands.

●	Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with triple negative breast cancer is awaiting FDA authorization. The objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy. The goal of this approach is to increase survival.

●	A large multi-site brain metastatic breast cancer study testing Ampligen as immunological agent increasing efficacy is awaiting funding.

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

As of June 30, 2019, 42 pancreatic cancer patients have received treatment with Ampligen® immuno-oncology therapy under the EAP program at Erasmus University in the Netherlands.

Supervised by Prof. Casper van Eijck, MD, a world-renowned specialist in this dread malignancy, and Diba Latifi, MD, the team at Erasmus is making progress. As disclosed recently, the Dutch government has approved and extended the therapeutic program for an additional year. Early progress was reported in a published abstract from Erasmus, and a copy of the abstract can be found at https:/hemispherx.net/stockholder-meeting/. The abstract was part of a larger original report covering a variety of medical topics, which can be found at https://www.pancreasclub.com/wp-content/uploads/2018/06/Poster-Abstracts.pdf.

As of June 2019, we reported that four out of 24 patients with either locally advanced or metastatic disease have survived for more than one year on the Ampligen protocol without additional therapy. Another four patients had survived for more than one year since the start of the Ampligen protocol with palliative chemotherapy. However, in this group of patients 15 died within seven months since start of Ampligen. Of the five resected patients two died on Ampligen, 24 and 27 months after resection. The other three patients were still alive with a mean survival of 26 months after resection and adjuvant Ampligen treatment.

All patients reported improvement in quality of life during treatment. We expect within 6-8 months a more comprehensive update from the Erasmus team on the immunological response in relation to survival. Hemispherx hopes to work with Dr. Van Eijck, Dr. Latifi, and Erasmus M.C. to initiate a combination therapy program to extend the results seen thus far in the Netherlands by combining Ampligen with checkpoint blockade therapy.

Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”)

Myalgic Encephalomyelitis/Chronic Fatigue Syndrome, also known as Chronic Fatigue Immune Dysfunction Syndrome (“CFIDS”) and Chronic Fatigue Syndrome is a serious and debilitating chronic illness and a major public health problem. ME/CFS is recognized by both the government and private sector as a significant unmet medical need, including the U.S. National Institutes of Health (“NIH”), FDA and the CDC. The CDC states on its website at https://www.cdc.gov/me-cfs/ that “Myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS) is a serious, long-term illness that affects many body systems. People with ME/CFS are often not able to do their usual activities. At times, ME/CFS may confine them to bed. People with ME/CFS have severe fatigue and sleep problems. ME/CFS may get worse after people with the illness try to do as much as they want or need to do. This symptom is known as post-exertional malaise (PEM). Other symptoms can include problems with thinking and concentrating, pain, and dizziness.”

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

Jubilant was approved by the FDA as a manufacturer of Ampligen by the successful completion of a previous preapproval inspection by the agency. The National Administration of Drugs, Food and Medical Devices (ANMAT) in Argentina has approved Ampligen for commercial distribution for the treatment of Chronic Fatigue Syndrome (CFS). The release testing of the drug, which is needed by ANMAT has been initiated in Argentina. We are currently working with the FDA to allow us to export Ampligen to Argentina.

The production of the polymers (Ampligen intermediates) at our New Brunswick facility is required for the production of additional lots of Ampligen. The manufacture of polymer is currently in production to provide the intermediates needed to produce additional lots of Ampligen at Jubilant in December 2019 and January 2020.

Alferon® is approved by the FDA for commercial sales in the US for the treatment of genital warts. It is also approved by ANMAT in Argentina for commercial sales for the treatment of genital warts and in patients refractory to treatment with recombinant interferons. While the Hemispherx facility in New Brunswick is approved by the FDA under the Biologic License Application (BLA) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection which will not occur until new batches of commercial filled and finished product are produced and released by the FDA. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online until additional funding is obtained.

In an effort to reduce costs, through attrition, we have restructured our manufacturing operations. These reductions allow us to be more efficient and, we believe, will reduce our overall burn rate going forward.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the six months ended June 30, 2019, the Company did not make any contributions towards the 401(k) Plan.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2019 versus three months ended June 30, 2018

Net Loss

Our net loss was approximately $2,029,000 and $2,415,000 for the three months ended June 30, 2019 and 2018, respectively, representing a decrease in loss of approximately $386,000 or 16% when compared to the same period in 2018. This decrease in loss for these three months was primarily due to the following:

●	the quarterly revaluation of certain redeemable warrants resulted in a non-cash gain of $1,085,000 in the June 30, 2019 quarter compared to a gain of $362,000 in the June 30, 2018 quarter; offset by

●	research and development decreased $245,00 mostly due to a general reduction of Ampligen manufacturing cost of $434,000 offset by an increase of $168,000 in clinical research;

●	preliminary settlement proceeds of $260,000 in June 30, 2019, vs vendor settlement of $474,000 in June 30, 2018; and

●	an increase in interest and finance costs of $44,000 and valuation adjustment of $74,000 both related to the convertible note.

Net loss per share was $(1.07) and $(2.38) for the three months ended June 30, 2019 and 2018, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2019 was 1,898,703 as compared to 1,015,308 as of June 30, 2018.

Revenues

Revenues from our Ampligen Cost Recovery Program were $29,000 and $33,000 for the three months ended June 30, 2019 and 2018, respectively. The sales were essentially the same for 2019 as compared to 2018. This was because the clinical sites purchased more inventory in 2018 to make sure they have enough drug supply for the patients currently enrolled in the expanded access and cost recovery programs.

Production Costs

Production costs were approximately $215,000 and $186,000, respectively, for the three months ended June 30, 2019 and 2018, representing an increase of $29,000 in production costs in the current period. These costs primarily represent pre-production expenses related to Ampligen.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2019 were approximately $1,096,000 as compared to $1,341,000 for the same period a year ago, reflecting a decrease of approximately $245,000 or 18%. Costs decreased primarily due to a general reduction of Ampligen manufacturing costs of $434,000 offset by an increase of $168,000 in clinical research costs.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2019 and 2018, were approximately $1,942,000 and $1,733,000, respectively, reflecting an increase of approximately $209,000 or 12%. The increase in G&A expenses during the current period was mainly due to an increase in stock compensation of $128,000, an increase in public relations of $123,000 and an increase in salaries of $72,000, offset by a decrease in legal fees of $143,000.

Other Income-Expenses

Interest and finance costs increased $44,000 in the three months ended June 30, 2019 mostly due to the costs associated with the convertible debt which was not in effect in the three months ended June 30, 2018. The convertible debt is valued using the Monte Carlo method and for the three months ended June 30, 2019 there was loss of $74,000 as a result of the Monte Carlo method, which was not in effect in 2018.

Preliminary settlement proceeds of $260,000 in June 30, 2019, vs vendor settlement of $474,000 in June 30, 2018 caused a reduction of net income of $214,000 when compared to the prior year period.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended June 30, 2019 which amounted to a gain of approximately $1,085,000, compared to a gain of $362,000 for June 30, 2018 (see Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Six months ended June 30, 2019 versus Six months ended June 30, 2018

Net Loss

Our net loss was approximately $5,397,000 and $5,128,000 for the six months ended June 30, 2019 and 2018, respectively, representing an increase in loss of approximately $269,000 or 5% when compared to the same period in 2018. This increase in loss for these six months was primarily due to the following:

●	a gain from the sale of the underutilized building in New Brunswick of $223,000 in 2018 which did not occur in 2019; and

●	an increase in general and administrative expense of $413,000 or 13%; offset by revaluation of certain redeemable warrants resulted in a non-cash gain of $1,039,000 for the six months the June 30, 2019 compared to a gain of $131,000 in the six months June 30, 2018.

Net loss per share was $(3.53) and $(5.57) for the six months ended June 30, 2019 and 2018, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2019 was 1,529,848 as compared to 920,334 as of June 30, 2018.

Revenues

Revenues from our Ampligen Cost Recovery Program were $29,000 and $84,000 for the six months ended June 30, 2019 and 2018, respectively, showing a decrease of $55,000. The sales decreased because the clinical sites purchased more inventory in 2018 to make sure they have enough drug supply for the patients currently enrolled in the expanded access and cost recovery programs.

Production Costs

Production costs were approximately $446,000 and $394,000, respectively, for the six months ended June 30, 2019 and 2018, representing an increase of $52,000 in production costs in the current period. These costs primarily represent pre-production expenses related to Ampligen.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2019 were approximately $2,024,000 as compared to $2,196,000 for the same period a year ago, reflecting a decrease of approximately $172,000 or 8%. R&D costs decreased mainly due to a general reduction of Ampligen manufacturing costs of $434,000 offset by an increase of $168,000 in clinical research costs.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2019 and 2018, were approximately $3,709,000 and $3,216,000, respectively, reflecting an increase of approximately $413,000 or 13%. The increase in G&A expenses during the current period was mainly due to an increase in public relations expense of $120,000, stock compensation of $213,000, an increase in stock market fees of $20,000 and an increase in salaries of $135,000, offset by other normal variations in expenses

Other Income-Expenses

There was a gain from the sale of the underutilized building in New Brunswick of $223,000 in 2018 which did not occur in 2019.

There was a write off of the balance of debt discounts associated with extinguished debt of $250,000 in 2019 which did not occur in 2018.

Preliminary settlement proceeds of $260,000 in June 30, 2019, vs vendor settlement of $474,000 in June 30, 2018 caused a reduction of net income of $214,000 when compared to the prior year period.

Convertible Debt

Interest expense and finance costs increased $150,000 in the six months ended June 30, 2019 mostly due to costs associated with the convertible debt which was not in effect in the six months ended June 30, 2018.

The convertible debt is valued using the Monte Carlo method and for the three months ended June 30, 2019 there was a gain of $16,000 as a result of the Monte Carlo method, which was not in effect in 2018.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the six months ended June 30, 2019 which amounted to a gain of approximately $1,039,000, compared to a gain of $131,000 for March 31, 2018 (see Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Liquidity and Capital Resources

On August 5, 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Chicago Venture Partners, L.P. (the “Lender”), pursuant to which we issued a Secured Promissory Note (the “Note”) to the Lender. The Note has an original principal amount of $2,635,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. We received proceeds of $1,900,000 after an original issue discount and payment of Lender’s legal fees.

Pursuant to a Security Agreement between us and the Lender (the “Security Agreement”), repayment of the Convertible Note is secured by substantially all of our assets other than its intellectual property. We have filed herewith as Exhibits 10.1, 10.2 and 10.3, the Purchase Agreement, Note and Security Agreement, which are incorporated herein by reference, and the foregoing descriptions of the Purchase Agreement, Convertible Note and Security Agreement are qualified in their entirety by reference thereto.

As of June 30, 2019, we had approximately $2,864,000 in cash, cash equivalents and marketable securities inclusive of approximately $1,905,000 in Marketable Securities, representing an increase of approximately $1,039,000 from December 31, 2018. Cash used in operating activities for the six months ended June 30, 2019 was approximately $4,214,000 compared to approximately $5,245,000 for the same period in 2018, a decrease of $1,031,000 or 20%. The primary reason for this decrease was collection of other receivables in 2019.

Cash used in investing activities for the six months ended June 30, 2019 was approximately $626,000 compared to cash provided by investing activities of approximately $993,000 for the same period in 2018, representing an increase of $1,619,000. The primary reasons for the increase during the current period is the receipt of $963,000 from the sale of the underutilized second building in New Brunswick, New Jersey in 2018 and use of marketable securities of $379,000 for operation, purchase of equipment of $63,000 and payments of patent and trademark fees of $185,000.

Cash provided by financing activities for the six months ended June 30, 2019 was approximately $5,550,000 compared to approximately $6,408,000 for the same period in 2018, a decrease of $908,000. The primary reasons for the decrease in the six months ended June 30, 2019 can be attributable to our receipt of net proceeds of approximately $5,689,000 from the sale of common stock pursuant to our 2012 Equity Distribution Agreement with Maxim Group (the “2012 EDA”), the exercise of warrants and the sale of shares through a stock offering as compared to $4,764,000 in 2018 (see "Note 8: Stockholders' Equity”) and receipt of $4,080,000 in gross proceeds less payment of the mortgage of $1,957,000 and expenses of $479,000 with a net $1,678,000 from the sale leaseback of the main building located in New Brunswick, New Jersey in 2018. We terminated the 2012 EDA in July 2019 and entered into a new Equity Distribution Agreement (the “Distribution Agreement”), with Maxim, pursuant to which the Company may sell from time to time, shares of its common stock, $0.001 par value per share (the “Shares”) through Maxim, as agent (the “Offering”). On July 19, 2019, we filed a prospectus supplement with the SEC in connection with the Offering related to the sale of Shares having an aggregate offering price of up to $4,508,244. As of August 9, 2019 the we had sold 125,800 shares under the Distribution Agreement for a total of $289,000 which includes a 3.5% fee to Maxim of $10,000.

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

As of September 1, 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 226,023 options were issued to each of the two independent directors in February 2018 with an exercise price of $0.37 for a period of 10 years with a vesting period of 3 years. As of September 1, 2017, certain officers agreed to defer 40% of their salaries until cash is available and all employees agreed to be paid 50% of their salaries in the form of unrestricted common stock of the Company. In April 2018, the Board of Directors approved a payment of 50% of the deferred Board fees and the deferred officer salaries. On April 1, 2019 50% of the current Board fees were paid in cash and 50% were paid in stock and 25% of the current officer salaries will continue to be deferred.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon.

We reactivated our 2012 EDA with Maxim under our universal shelf registration statement in December 2017. Since December 5, 2017, we have sold an aggregate of 2,970,273 shares under the 2012 EDA for proceeds of $1,098,020 net of $32,940 in commissions. The 2012 EDA was terminated in July 2019, and a new Equity Distribution Agreement was entered into on July 19, 2019. See below.

In January and February 2018, we realized net proceeds of approximately $1,260,000 from the exercise of 63,637 warrants with an exercise price on $19.80.

On March 16, 2018, we sold our property located at 783 Jersey Ave, New Brunswick, NJ for $4,080,000 and the purchasers received 73,314 warrants to purchase common stock. Simultaneously therewith, we leased the facility back.

On March 24, 2018, we sold 28,409 shares of common stock for net proceeds of approximately $475,000 from this stock offering.

In February 2018, we sold our unencumbered, unutilized, and wholly owned property located at 5 Jules Lane, New Brunswick, New Jersey to Acellories, NJ LLC, a New Jersey limited liability company, pursuant to a sale agreement dated September, 11, 2017. The sale price was $1,050,000.

On June 11, 2019, the Board of Directors authorized the purchase, by Company employees and directors, of up to $500,000 worth of Company Common Stock. The purchase price to be the closing price of the Common Stock on the NYSE American on the trading day prior to purchase. The Company filed and additional listing application with NYSE American of up to 93,458 shares to cover the potential sales. In June 2019, certain directors and officers purchased a total of 67,767 shares in accordance with this plan for a total of $274,000 at an average price of $4.04.

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”), with Maxim, pursuant to which the Company may sell from time to time, shares of its common stock, $0.001 par value per share (the “Shares”) through Maxim, as agent (the “Offering”) replacing the prior 2012 EDA. On July 19, 2019, the Company filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) in connection with the Offering (the “Prospectus Supplement”) under its existing Registration Statement on Form S-3 (File No 333-226059), which became effective on August 3, 2018 (the “Registration Statement”), related to the sale of Shares having an aggregate offering price of up to $4,508,244, the maximum number of Shares permitted to be sold under the 2019 EDA and Registration Statement at that time. The actual number of shares that we can sell pursuant to the 2019 EDA and the proceeds to be received therefrom are dependent upon the market price of our common stock.

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

We had approximately $2,864,000 in cash, cash equivalents and marketable securities at June 30, 2019 as compared to $1,825,000 at December 31, 2018.

To the extent that our cash and cash equivalents exceed our near-term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of June 30, 2019, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2019, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Hemispherx filed and served a Complaint in Philadelphia Court of Common Pleas against Travelers Property Casualty Company of America at the end of March 2019 seeking compensation for business interruption loss and other damages following a flood loss to its New Brunswick manufacturing facility which occurred in January 2016. The Complaint also seeks bad faith and additional damages. In April 2019, we received a check from Travelers in the amount of $259,919 as a preliminary payment towards a final settlement amount which has yet to be determined. On or about April 17, 2019, Travelers removed the case to the United States District Court for Eastern District of Pennsylvania. The parties are proceeding with the initial stages of discovery.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019, Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the year ended March 31, 2019 filed with the SEC on May 15, 2019, and the “Risk Factor” section in our Prospectus Supplement dated July 22, 2019 filed pursuant to Rule 424(b)(5) with the SEC on July 22, 2019, which could materially affect our business, financial condition, or future results. The risks described in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

ITEM 6: Exhibits

(a) Exhibits

10.1	Note Purchase Agreement dated August 5, 2019 with Chicago Ventures Partners, L.P. *

10.2	Secured Promissory Note dated August 5, 2019 issued to Chicago Ventures Partners, L.P. *

10.3	Security Agreement dated August 5, 2019 with Chicago Ventures Partners, L.P. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERX BIOPHARMA, INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Adam Pascale
Adam Pascale
Chief Financial Officer

Date: August 14, 2019