Form 10-Q
period 2019-09-30
AIM ImmunoTech Inc.
filed 2019-11-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

Commission File Number: 001-27072

AIM IMMUNOTECH INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0845822
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2117 SW Highway 484, Ocala FL 34473

(Address of principal executive offices) (Zip Code)

(352) 448-7797

(Registrant’s telephone number, including area code)

HEMISPHERX BIOPHARMA, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AIM	NYSE American

8,263,964 shares of common stock were outstanding as of November 12, 2019.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,616	$299
Marketable securities	2,114	1,526
Funds receivable from sale of New Jersey net operating loss	—	859
Accounts receivable	62	235
Prepaid expenses and other current assets	829	880
Total current assets	12,621	3,799
Property and equipment, net	7,292	7,782
Right of use assets, net	162	—
Patent and trademark rights, net	1,061	912
Other assets	1,354	1,352
Total assets	$22,490	$13,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$620	$680
Accrued expenses	1,033	1,005
Convertible note payable	2,287	3,408
Current portion of operating lease liabilities	41	—
Current portion of financing obligation	210	199
Total current liabilities	4,191	5,292

Long-term liabilities:
Operating lease obligation	122	—
Promissory Note	2,093	—
Financing obligation arising from sale leaseback transaction (Note 14)	2,158	2,318
Redeemable warrants	82	1,061
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 8,000 shares designated, 783 shares issues and outstanding.	783	—
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 6,097,293 and 1,107,607, respectively	6	1
Additional paid-in capital	339,972	323,749
Accumulated other comprehensive income (loss)	1	(3)
Accumulated deficit	(326,918)	(318,573)
Total stockholders’ equity	13,844	5,174
Total liabilities and stockholders’ equity	$22,490	$13,845

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Clinical treatment programs –United States	$56	$11	$60	$35
Clinical treatment programs - Europe	5	27	30	92

Total revenues	61	38	90	127

Costs and expenses:
Production costs	230	208	676	602
Research and development	1,190	1,595	3,214	3,791
General and administrative	1,846	1,273	5,555	4,569

Total costs and expenses	3,266	3,076	9,445	8,962

Operating loss	(3,205)	(3,038)	(9,355)	(8,835)

Interest and other income	8	(10)	36	45
Interest expense and other finance costs	(193)	(59)	(537)	(252)
Debt discount associated with extinguished debt	—	—	(250)	—
Convertible note valuation adjustment	(4)	(678)	12	(678)
Settlement of litigation	—	——	260	474
Redeemable warrants valuation adjustment	446	696	1,485	826
Gain on sale of building	—	—	—	223
Gain (loss) on sale of marketable securities	—	11	4	(9)

Net loss	(2,948)	(3,078)	(8,345)	(8,206)

Other comprehensive income (loss):
Reclassification adjustments for loss on sales of marketable securities	—	9	3	9
Unrealized loss on marketable securities	—	(1)	1	(20)
Net comprehensive loss	$(2,948)	$(3,070)	$(8,341)	$(8,217)

Basic and diluted loss per share	$(1.13)	$(2.87)	$(4.41)	$(8.45)

Weighted average shares outstanding, basic and diluted	2,603,854	1,072,371	1,891,782	971,570

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2019 and 2018

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	$—	1,107,607	$1	$323,749	$(3)	$(318,573)	$5,174
Equity-based compensation	—	1,932	—	649	—	—	649
Redeemable warrants	—	—	—	(2,787)	—	—	(2,442)
Deemed dividends	—	—	—	(135)	—	—	(135)

Common stock issuance, net of costs	—	4,243,390	5	16,939	—	—	16,599
Convertible debt	—	204,246	—	1,473	—	—	1,473
Shares issued to pay accounts payable	—	25,459	—	84	—	—	84
Series B preferred shares issued, net of offering costs	5,312	—	—	—	—	—	5,312
Series B preferred shares converted to common shares	(4,529)	514,659	—	—	—	—	(4,529)
Net comprehensive income (loss)	—	—	—	—	4	(8,345)	(8,341)

Balance at September 30, 2019	$783	6,097,293	$6	$339,972	$1	$(326,918)	$13,844

	Series B Preferred	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	—	747,382	$1	$317,419	$11	$(308,760)	$8,703
Equity-based compensation	—	23,640		750	—	—	751
Warrants issued for building sale leaseback	—	—	—	1,149	—	—	1,149
Convertible note originations shares		11,364		84			84
Redeemable warrants	—	—	—	221	—	—	221
Common stock issuance, net of offering costs	—	388,680		3,405	—	—	3,418
Common stock issued to settle accounts payable	—	18,886		329	—	—	330
Net comprehensive (loss)	—	—	—	—	(11)	(8,206)	(8,217)

Balance at September 30, 2018	$—	1,089,952	$1	$323,357	$—	$(316,966)	$6,439

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(in thousands)

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(8,345)	$(8,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	557	658
Redeemable warrants valuation adjustment	(1,485)	(826)
Fair value of convertible note adjustment	(12)	678
Change in convertible debt – refinancing	20	—
Extinguishment of convertible note	345	—
Amortization of patent, trademark rights	53	46
Changes in ROU assets	26	—
Equity-based compensation	649	751
Realized (gain) loss on sale of marketable securities	4	(11)
Gain on sale of building	—	(223)
Amortization of finance and debt issuance costs	303	208
Change in assets and liabilities:
Accounts and other receivables	1,032	(4)
Prepaid expenses and other current assets	49	(230)
Lease liability	(25)	—
Accounts payable	24	277
Accrued expenses	27	(1,339)
Net cash used in operating activities	(6,778)	(8,221)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	675
Purchase of short-term marketable securities	(588)	—
Purchase of property and equipment	(68)	(48)
Proceeds from sale of building	—	1,050
Purchase of patent and trademark rights	(202)	(67)
Net cash (used in) provided by investing activities	(858)	1,610
Cash flows from financing activities:
Proceeds from lease financing obligation	—	4,080
Finance and debt issuance costs	—	(498)
Financing obligation payments	(254)	181)
Proceeds from note payable, net of issuance costs	1,900	3,020
Payoff of mortgage note payable	—	(1,957)
Security deposits paid	—	(114)
Proceeds from sale of stock, net of issuance costs	15,307	4,904
Net cash provided by financing activities	16,953	9,254
Net increase in cash and cash equivalents	9,317	2,643
Cash and cash equivalents at beginning of period	299	1,412
Cash and cash equivalents at end of period	$9,616	$4,055
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable securities	$1	$20
Stock issued to settle accounts payable	$84	$330
Conversion of note payable in shares	$1,474	—
Conversion of series B preferred	$4,529	—
Operating Lease – Right of Use Assets	$188	$—

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “Company”, “we” or “us”) are an immuno-pharma company headquartered in Ocala, Florida and focused on the research and development of therapeutics to treat multiple types of cancers, as well as immune-deficiency disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (interferon alfa-N3). A first-in-class drug also known as a new molecular entity, is a drug that contains an active moiety that has not been approved by the FDA or marketed in the US.

AIM received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (CFS) in 2016. The product will be marketed by GP Pharm, our commercial partner in Latin America. In September 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. Commercialization in Argentina will require GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, and design of marketing strategies.

AIM is committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our drug, Ampligen, and our approved drug, Alferon N Injection. Lastly, the Company plans to access the public equity markets to raise further capital.

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

On May 29, 2019, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio in the range of 1-for-20 to 1-for-50. The Company’s Board of Directors approved the implementation of the reverse stock split at a ratio 1-for-44 which took effect on June 10, 2019. All share and per share amounts for prior periods have been revised to give retroactive effect to this reverse stock split.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 5,893,040 and 10,495for the three months ended September 30, 2019 and 2018, respectively; and 6,733,420 and 474,219 shares for the nine months ended September 30, 2019 and 2018, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 39,267 and 75,520 options granted in the nine months ended September 30, 2019 and 2018, respectively.

Stock option for employees’ activity during the nine months ended September 30, 2019 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	116,150	$33.00	9.01	$—
Granted	27,570	9.68	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding September 30, 2019	143,720	$28.60	8.49	$—
Vested and expected to vest September 30, 2019	143,720	$28.60	8.49	$—
Exercisable September 30, 2019	94,246	$26.84	7.57	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2019	75,129	$14.08	9.31	$—
Granted	27,570	9.68	—	—
Vested	(53,225)	11.88	—	—
Unvested September 30, 2019	49,474	$14.08	9.06	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2019	55,129	$29.92	8.55	$—
Granted	11,697	9.68	—	—
Forfeited	—	—	—	—
Expired	(38)	380.16	—	—
Outstanding September 30, 2019	66,788	$25.96	8.39	$—
Vested and expected to vest September 30, 2019	66,788	$25.96	8.39	$—
Exercisable September 30, 2019	38,716	$40.92	7.82	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2019	35,262	$13.64	8.84	$—
Granted	11,697	9.68	—	—
Expired	38	380.16	—	—
Vested	(18,925)	13.64	—	—
Unvested September 30, 2019	28,072	$12.32	8.26	$—

Stock-based compensation expense was approximately $649,000 and $751,000 for the nine months ended September 30, 2019 and 2018 resulting in an increase in general and administrative expenses, respectively.

As of September 30, 2019, and 2018, respectively, there was approximately $877,000 and $1,145,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or net realizable value method of accounting for inventory.

Commercial sales of Alferon in the U.S. will not resume until new batches of commercial filled and finished product are produced and released by the U.S. Food and Drug Administration (“FDA”). While the facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. The Company estimates it will need approximately $10,000,000 to commence the manufacturing process. Due to the Company extending the timeline of Alferon production to in excess of one year, the Company reclassified Alferon work in process inventory of $1,095,000 to other assets within our balance sheet as of December 31, 2018 and 2017 and due to the high cost estimates to bring the facility back online. The above estimated cost includes additional funds needed for the revalidation process in the Company’s facility to initiate commercial manufacturing, thereby readying itself for an FDA Pre-Approval Inspection. If the Company is unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, its operations most likely will be materially and/or adversely affected. Considering these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

The Alferon work in process is currently compliant with our internal protocols and is stored in a controlled state. All of these factors contribute to the potential sale of the Alferon work in process, after validation lots have been produced and including a successful pre-approval inspection.

Note 5: Marketable Securities

Marketable securities consist of mutual funds. For the nine months ended September 30, 2019 and December 31, 2018, it was determined that none of the marketable securities had other-than-temporary impairments. At September 30, 2019 and December 31, 2018, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see Note 13: Fair Value).

Securities classified as available for sale consisted of:

September 30, 2019
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments
Mutual Funds	$2,113	$1	$—	$2,114	$2,114
Totals	$2,113	$1	$—	$2,114	$2,114

December 31, 2018

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments
Mutual Funds	$1,529	$—	$(3)	$1,526	$1,526
Totals	$1,529	$—	$(3)	$1,526	$1,526

There were no investments with continuous unrealized losses for less than 12 months and 12 months or greater at September 30, 2019 and December 31, 2018.

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2019	December 31, 2018
Compensation	$485	$613
Professional fees	111	83
Clinical trial expenses	7	7
Other expenses	430	302
	$1,033	$1,005

Note 7: Property and Equipment

	(in thousands)
	September 30, 2019	December 31, 2018
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,112	5,045
Total property and equipment	15,659	15,592
Less: accumulated depreciation	(8,367)	(7,810)
Property and equipment, net	$7,292	$7,782

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of September 30, 2019, the Company had 783 shares of Series B Convertible Preferred Stock outstanding. Each such Preferred Share is convertible into 114 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $5.3 million. During the nine months ending September 30, 2019 4,529 shares of Series B Convertible Preferred Stock were converted into common stock.

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

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “Distribution Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of its common stock, $0.001 par value per share (the “Shares”) through Maxim, as agent (the “Offering”). Prior thereto, the Company and Maxim terminated the prior 2012 Equity Distribution Agreement (pursuant to which the Company had sold $1,098,000 worth of Shares). On July 19, 2019, the Company filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) in connection with the Offering under its existing Registration Statement on Form S-3 (File No 333-226059), which became effective on August 3, 2018, related to the sale of Shares having an aggregate offering price of up to $4,508,244. As of September 30, 2019, the Company sold 905,869 shares under the Distribution Agreement for a total of $2,553,079 which includes a 3.5% fee to Maxim of $89,358.

On September 27, 2019, the Company closed an public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019.

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

The 2009 Equity Incentive Plan, effective June 24, 2009, as amended, authorized the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and other stock awards. A maximum of 500,000 shares of common stock was reserved for potential issuance pursuant to awards under the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan terminated on June 24, 2019. During 2018, there were 106,255 options granted by the Company under this Plan

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 159,091 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors issued 26,234 options to the officers and directors at the exercise price of $9.68 expiring in 10 years, and on November 14, 2018, the Board of Directors issued 23 options to each employee, officer and director at the exercise price of $9.68 expiring in ten years. On January 28, 2019, 39,268 options were issued to the officers and directors with an exercise price of $9.68 for a period of ten years with a vesting period of one year.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry-specific revenue recognition guidance under current U.S. Generally Accepted Accounting Standards (“U.S. GAAP”) and replace it with a principal-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As of September 30, 2019, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. The Company applied the Full Retrospective Application to implement the new Accounting Standards Codification (“ASC”) 606. The Company, based on the nature of its Ampligen sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy GAAP and that difficulties did not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard had little or no impact to the Company’s opening balance of retained earnings.

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

There were a series of debt conversions in the period, which partially converted $1,400,000 of the $3,408,000 convertible debt, as amended, into stockholders’ equity, adding approximately $1,500,000 to shareholders’ equity. The number of shares issued in these conversions were 204,246 shares.

Interest expense associated with the amended note was $94,000 for the nine months ended September 30, 2019.

Note 12: Long Term Debt

On August 5, 2019, we issued a Secured Promissory Note (the “Note”) with Chicago Venture Partners, L.P. (the “Lender”), The Note has an original principal amount of $2,635,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. We received proceeds of $1,900,000 after an original issue discount and payment of Lender’s legal fees. Pursuant to a Security Agreement between us and the Lender, repayment of the Convertible Note is secured by substantially all of our assets other than its intellectual property.

Note 13: Fair Value

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

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	September 30, 2019	December 31, 2018
Underlying price per share	$0.76	$7.92
Exercise price per share	$82.50	$82.76
Risk-free interest rate	1.64%	2.47%
Expected holding period	1.92	2.67
Expected volatility	95%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	September 30, 2019	December 31, 2018
Underlying price per share	$0.76	$7.92
Exercise price per share	$30.25–33.00	$30.36-$33.00
Risk-free interest rate	1.57%	2.47%
Expected holding period	2.84 – 2.85	3.59-3.60
Expected volatility	90%	75%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	September 30, 2019	December 31, 2018
Underlying price per share	$0.76	$7.92
Exercise price per share	$27.50	$27.72
Risk-free interest rate	1.58%	2.47%
Expected holding period	2.67	3.42
Expected volatility	95%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	September 30, 2019	December 31, 2018
Underlying price per share	$0.76	$7.92
Exercise price per share	19.80	$19.80
Risk-free interest rate	1.60%	2.46%
Expected holding period	2.43	3.18
Expected volatility	90%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	September 30, 2019	December 31, 2018
Underlying price per share	$0.76	$7.92
Exercise price per share	$17.16	$17.16
Risk-free interest rate	1.55%-1.74%	2.51%
Expected holding period	1.07 – 4.07	1.82-4.82
Expected volatility	90%-115%	70%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	September 30, 2019	March 8, 2019
Underlying price per share	$0.76	$6.60
Exercise price per share	$8.80	$8.80
Risk-free interest rate	1.55%	2.42%
Expected holding period	4.44	5.00
Expected volatility	90%	65%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated Chronic Fatigue Syndrome patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
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

With the above factors utilized in analysis of the likelihood of the Put’s potential Liability, the Company estimated the range of probabilities related to a Put right being triggered as:

Range of Probability	Probability
Low	0.5%
Medium	1.0%
High	5.0%

The Monte Carlo Simulation has incorporated a 5.0% probability of a Fundamental Transaction to date for the life of the securities.

(vi)	Expected Timing of Announcement of a Fundamental Transaction. As the Company has no specific expectation of a Fundamental Transaction, for reasons stated above, the Company used a discrete uniform probability distribution over the Expected Holding Period to model the potential announcement of a Fundamental Transaction occurring during the Expected Holding Period.
(vii)	Expected 100 Day Volatility at Announcement of a Fundamental Transaction. An estimate of future volatility is necessary as there is no mechanism for directly measuring future stock price movements. Daily observations of the Company’s historical stock values for the 100 days immediately prior to the Warrants’ grant dates, with a floor of 100%, were utilized as a proxy for the future volatility.
(viii)	Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction. The Company utilized a risk-free interest rate corresponding to the forward U.S. Treasury rate for the period equal to the time between the date forecast for the public announcement of a Fundamental Transaction and the Warrant expiration date for each simulation.
(ix)	Expected Time Between Announcement and Consummation of a Fundamental Transaction. The expected time between the announcement and the consummation of a Fundamental Transaction is based on the Company’s experience with the due diligence process performed by acquirers and is estimated to be six months. The Monte Carlo Simulation approach incorporates this additional period to reflect the delay Warrant Holders would experience in receiving the proceeds of the Put.

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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2019, the Company has classified the warrants with cash settlement features and convertible debt as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,114	$2,114	$-	$-
Liabilities:
Redeemable warrants	$82	$-	$-	$82
Convertible note payable	$2,287	$-	$-	$2,287

	(in thousands) As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,526	$1,526	$-	$-
Liabilities:
Redeemable warrants	$1,061	$-	$-	$1,061
Convertible note payable	$3,408	$-	$-	$3,408

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2018	$1,061
Warrants exercised and cancelled	(2,416)
Warrants issued	2,787
Deemed Dividend	135
Fair value adjustments	(1,485)
Balance at September 30, 2019	$82

Convertible debt:
Balance at December 31, 2018	$3,408
Deferred debt discount written off due to refinancing	345
Payoff of old note payable	(3,722)
Amount of new note payable	3,742
Fair value of converted shares	(1,474)
Fair value adjustments	(12)
Balance at September 30, 2019	$2,287

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

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of September 30, 2019 are as follows:

During the year:

(in thousands)
2019	102
2020	417
2021	427
2022	438
2023	450
Thereafter	2,024
Total of payments	3,858
Less deferred issuance costs	(225)
Less discount on debt instrument	(967)
Less imputed interest	(298)
Total balance	2,368
Less current portion	210
Long term portion	$2,158

Interest expense relating to this financing agreement was $46,000 for the nine months ended September 30, 2019.

Note 15: Leases

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

As of September 30, 2019, the balance of the right of use assets was $162,000 and the corresponding lease liability balance was $163,000. Total rent expense was $44,000 for the nine months ended September 30, 2019.

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

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica, or ANMAT, for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. In September 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. Commercialization in Argentina will require an appropriate reimbursement level, and appropriate marketing strategies. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

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

Currently, six Ampligen clinical trials are open for enrollment. All six of the trials are at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. Four are at Roswell Park Comprehensive Cancer Center and the other two are at the University of Pittsburgh Medical Center. No assurance can be given as to the results of these underway trials. Five additional cancer trials in collaboration with University Medical/Cancer Research Centers are in various pre-enrollment stages. These five trials are using Ampligen plus checkpoint blockade or chemokine modulation. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur, and they are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring Universities or Cancer Centers. Even if these additional clinical trials are initiated, we cannot assure that these clinical studies or the six studies underway will be successful or yield any useful data.

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

The production of new Alferon Active Pharmaceutical Ingredient, or API, inventory will begin once the validation phase is complete. While the facility has already been approved by the FDA under the Biological License Application, or BLA, for Alferon, this status will need to be reaffirmed by a successful Pre-Approval Inspection by the FDA prior to commercial sale of newly produced inventory product. If and when the Company obtains a reaffirmation of FDA BLA status and has begun production of new Alferon API, it will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. Considering these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels. In addition, we are currently manufacturing polymers in our New Brunswick facility to be used for the production of Ampligen to satisfy our future needs. While we anticipate that we will continue to manufacture polymers at the New Brunswick facility, we may need additional funding. There cannot be any guarantee that we will obtain adequate funds to sustain manufacturing at the New Brunswick facility or that the facility will be able to manufacture sufficient lots for the commercial launch of Ampligen. We believe, and are investigating, Ampligen’s potential role in enhancing the activity of influenza vaccines. While certain studies involving rodents, non-human primates (monkeys) and healthy human subjects indicate that Ampligen may enhance the activity of influenza vaccines by conferring increased cross-reactivity or cross-protection, further studies will be required and no assurance can be given that Ampligen will assist in the development of a universal vaccine for influenza or other viruses.

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

Overview

General

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “Company”, “we” or “us”) are an immuno-pharma company headquartered in Ocala, Florida and focused on the research and development of therapeutics to treat multiple types of cancers, as well as immune-deficiency disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). A first-in-class drug also known as a new molecular entity, is a drug that contains an active moiety that has not been approved by the FDA or marketed in the US.

Ampligen® represents an RNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen® has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen® is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided our focus toward the potential use of Ampligen® as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen® clinical trials — both underway and planned — at major cancer research centers around the country. Ampligen ® has also been used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center.

Ampligen® is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). AIM is currently sponsoring an expanded access program (EAP) for ME/CFS patients in the U.S. In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen® (trade name rintatolimod) in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen® is the world’s only approved therapeutic for ME/CFS. We continue to pursue our Ampligen New Drug Application, or NDA, for the treatment of CFS with the U.S. Food and Drug Administration, or FDA. Please see “Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”)” below.

Alferon N Injection® is approved for a category of sexually transmitted diseases infection and patients that are intolerant to recombinant interferon in Argentina. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional treatment of refractory (resistant to other treatment) or recurring external condylomata acuminata/genital warts (GW) in patients 18 years of age or older. Certain types of human papilloma viruses cause GW. AIM also has approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina. We have developed and, with proper funding, will be seeking FDA Pre-Approval Inspection of a high-volume, high-efficiency, upgraded manufacturing process to allow for the commercial viability of Alferon®.

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

We have received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. In September 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. Commercialization in Argentina will require, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, and design of marketing strategies.

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen® in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA has approved the increase reimbursement level from $200 to $345 per 200mg vial of Ampligen, due to increased production costs. At this time, we do not plan on passing this adjustment along the patients in this program. As of September 30, 2019, there are 13 patients being treated in this open-label expanded access treatment protocol.

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

In June 2018, Ampligen® was cited as outperforming two other TLR3 agonists, poly IC and natural double stranded RNA, in creating an enhanced tumor microenvironment for checkpoint blockage therapy in the journal of Cancer Research (http://cancerres.aacrjournals.org/content/early/2018/05/31/0008-5472.CAN-17-3985). In a head-to-head study in explant culture models, Ampligen® activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen® selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park Comprehensive Cancer Center, as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (SPORE). Based upon these findings AIM and Roswell Park Comprehensive Cancer Center expanded their existing scientific collaboration to advance the clinical development of Ampligen® which has shown promise in preclinical studies when combined with checkpoint inhibitors (CPIs). The parties executed a Memorandum of Understanding (“MOU”) designed to further assess the clinical potential of Ampligen® in treating certain cancers.

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

Cancer

We have been working with the University of Pittsburgh’s chemokine modulation research initiative which includes the use of Ampligen® as a potential adjuvant to modify the tumor microenvironment (TME) with the goal of increasing anti-tumor responses to check point inhibitors (CPI). As part of this collaboration, AIM has supplied Ampligen® (rintatolimod) to the University. The study, under the leadership of Robert P. Edwards, MD, chair of gynecologic services at Magee-Women’s Hospital of the University of Pittsburgh School of Medicine, and Professor of Surgery Pawel Kalinski, M.D., Ph.D., at Roswell Park Comprehensive Cancer Center, Buffalo, N.Y., involved the chemokine modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to Roswell Park Comprehensive Cancer Center (“Roswell”) in Buffalo, NY and has established a cancer program which will continue to require a supply of Ampligen®.

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

Currently, six Ampligen® clinical trials are open to enrollment at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors:

Advanced Recurrent Ovarian Cancer — Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer at University of Pittsburgh Medical Center (UPMC). Phase 1 portion established intraperitoneal safety of Ampligen plus Intron A with positive survival data. Dr. Robert Edwards, world renowned expert in ovarian cancer is the lead investigator. An interim report from Dr. Edwards’ team was received and a summary of same was disclosed. See: https://www.clinicaltrials.gov/ct2/show/NCT02432378

Advanced Recurrent Ovarian Cancer — Follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen at UPMC. Up to 45 patients to be enrolled. Enrollment has commenced and the first patients have begun treatment. See: https://www.clinicaltrials.gov/ct2/show/NCT03734692

Stage 4 Metastatic Triple Negative Breast Cancer — Phase 2 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab at Roswell Park Comprehensive Cancer Center (Roswell). Two of the planned six patients enrolled and treated. Dr. M. Opyrchal, PI. See: https://www.clinicaltrials.gov/ct2/show/NCT03599453

Stage 4 Colorectal Cancer Metastatic to the Liver — Phase 2a study of Ampligen as component of chemokine modulatory regimen on colorectal cancer metastatic to liver at Roswell. Dr. S. Mukherjee, PI. Seven of 12 planned patients enrolled and treated. See: https://www.clinicaltrials.gov/ct2/show/NCT03403634

Early-Stage Prostate Cancer — Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy at Roswell. Dr. G. Chatta, PI. IRB and FDA approval to proceed received; pending internal tasks before the study can be opened. Up to 60 patients to be enrolled. See: https://clinicaltrials.gov/ct2/show/NCT03899987.

Early-Stage Triple Negative Breast Cancer — Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization at Roswell. The objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy. The goal of this approach is to increase survival. Dr. S Gandhi, PI. See: https://www.clinicaltrials.gov/ct2/show/NCT04081389.

In addition, five Ampligen clinical trials are planned for initiation in 2019 or early 2020, subject to funding:

●	Brain-Metastatic Breast Cancer - Phase 2 study to assess the effectiveness of a three-pronged strategy combining distinct immunotherapy approaches, including Ampligen. Roswell and Moffitt Cancer Center have both received “Breakthrough Awards” from the U.S. Department of Defense. Together, these separate but parallel proposed clinical trials are receiving approximately $15 million in DOD funding to study Ampligen.
●	Stage 4 Refractory Metastatic Colorectal Carcinoma - Phase 2 study of Ampligen plus pembrolizumab in Stage 4 refractory metastatic colorectal carcinoma at Roswell. Dr. P. Boland, PI. Up to 25 patients to be enrolled. This is expected to be funded by grants, testing Ampligen and pembrolizumab.
●	Stage 4 Urothelial, Melanoma and Renal Cell Carcinoma - Phase 2 study of Stage 4 urothelial (bladder), melanoma and renal cell carcinoma, resistant to checkpoint blockade, using Ampligen plus checkpoint blockade at Roswell. Protocol design and funding currently being finalized.
●	Non-Small Cell Lung Cancer - First-line therapy for non-small cell lung cancer with Standard Of Care (SOC) chemotherapy plus Ampligen and pembrolizumab at University of Nebraska Medical Center (UNMC). Dr. V. Ernani, PI. Study design and budget being developed. However, we now anticipate an extended delay, as other studies with funding have moved ahead of the Ampligen project. Roswell is exploring a pilot study to establish proof of concept.

●	Advanced Pancreatic Cancer - Phase 2 study in advanced pancreatic cancer using checkpoint blockade plus Ampligen at UNMC. Dr. K. Klute, PI. Protocol and budget being developed. This proposed study will be driven by the data from our Dutch EAP (see below) and UNMC animal experiments showing synergy between Ampligen and checkpoint therapy. In addition, we are seeking to confirm the initial round of successful animal experiments with a second round of experiments at UNMC.

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

The EAP is located at Erasmus University and is being conducted by Professor Casper van Eijck. Eligible patients include adults with metastatic or locally advanced pancreatic carcinoma following FOLFIRINOX (a combination of cancer drugs) and adults post-Whipple procedure. The EAP was initially approved for extremely advanced cases, but is now approved for all pancreatic cancer, regardless of stage. Under the EAP, Immune-Inflammation Index and restaging scans/x-rays were performed every six weeks. The drug is being found to be generally well tolerated, with subjects reporting improved quality of life. Publication of data from the first two years is expected within the first half of 2020

Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”)

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

Manufacturing

In January 2017, AIM and Jubilant Hollister-Stier LLC (“Jubilant”) entered into a commitment pursuant to which Jubilant has manufactured commercial size batches of Ampligen®. Two commercial size batches consisting of over 16,000 vials were produced in 2018 for use in our clinical studies and EAP.

Jubilant was approved by the FDA as a manufacturer of Ampligen by the successful completion of a previous preapproval inspection by the agency. The National Administration of Drugs, Food and Medical Devices (ANMAT) in Argentina has approved Ampligen for commercial distribution for the treatment of Chronic Fatigue Syndrome (CFS). The release testing of the drug, which is needed by ANMAT has been initiated in Argentina. In September 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina.

The production of the polymers (Ampligen intermediates) at our New Brunswick facility is required for the production of additional lots of Ampligen. The manufacture of polymer is currently in production to provide the intermediates needed to produce additional lots of Ampligen at Jubilant in December 2019 and January 2020.

Alferon® is approved by the FDA for commercial sales in the US for the treatment of genital warts. It is also approved by ANMAT in Argentina for commercial sales for the treatment of genital warts and in patients refractory to treatment with recombinant interferons. While the AIM facility in New Brunswick is approved by the FDA under the Biologic License Application (BLA) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection which will not occur until new batches of commercial filled and finished product are produced and released by the FDA. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online until additional funding is obtained.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the nine months ended September 30, 2019, the Company did not make any contributions towards the 401(k) Plan.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2019 versus three months ended September 30, 2018

Net Loss

Our net loss was approximately $2,948,000 and $3,078,000 for the three months ended September 30, 2019 and 2018, respectively, representing a decrease in loss of approximately $130,000 or 4% when compared to the same period in 2018. This decrease in loss for these three months was primarily due to the following:

●	research and development decreased $405,000 mostly due to a general reduction of Ampligen manufacturing cost of $379,000 and a decrease of $19,000 in clinical research; offset by:
●	the quarterly revaluation of certain redeemable warrants resulted in a non-cash gain of $446,000 in the September 30, 2019 quarter compared to a gain of $696,000 in the September 30, 2018 quarter;
●	an increase in general and administrative (G&A) expense of $573,000 or 45%; and
●	an increase in interest and finance costs of $134,000 and valuation adjustment of $4,000 both related to the convertible note and promissory note.

Net loss per share was $(1.12) and $(2.87) for the three months ended September 30, 2019 and 2018, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2019 was 2,603,854 as compared to 1,072,371 as of September 30, 2018.

Revenues

Revenues from our Ampligen Cost Recovery Program were $61,000 and $38,000 for the three months ended September 30, 2019 and 2018, respectively. The sales increased as clinical sites resumed purchase of product after 2018 inventory build.

Production Costs

Production costs were approximately $230,000 and $208,000, respectively, for the three months ended September 30, 2019 and 2018, representing an increase of $22,000 in production costs in the current period. These costs primarily represent production expenses related to Ampligen.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2019 were approximately $1,190,000 as compared to $1,595,000 for the same period a year ago, reflecting a decrease of approximately $405,000 or 25%. Costs decreased primarily due to a general reduction of Ampligen manufacturing costs of $379,000 and a decrease of $19,000 in clinical research costs.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2019 and 2018, were approximately $1,846,000 and $1,273,000, respectively, reflecting an increase of approximately $573,000 or 45%. The increase in G&A expenses during the current period was mainly due to an increase in stock based compensation of $85,000, an increase in public relations of $34,000, an increase in investment banking fees of $100,000, and an increase in legal fees of $379,000, offset by reduction in legal fees of $263,000 from 2018 nonrecurring class action suit.

Other Income-Expenses

Interest and finance costs increased $134,000 in the three months ended September 30, 2019 mostly due to the costs associated with the convertible debt and promissory note which were not in effect in the three months ended September 30, 2018. The convertible debt is valued using the Monte Carlo method and for the three months ended September 30, 2019 there was loss of $4,000 as a result of the Monte Carlo method.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended September 30, 2019 which amounted to a gain of approximately $446,000, compared to a gain of $696,000 for September 30, 2018 (see Note 13: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Nine months ended September 30, 2019 versus Nine months ended September 30, 2018

Net Loss

Our net loss was approximately $8,345,000 and $8,206,000 for the nine months ended September 30, 2019 and 2018, respectively, representing an increase in loss of approximately $139,000 or 2% when compared to the same period in 2018. This increase in loss for these nine months was primarily due to the following:

●	a gain from the sale of the underutilized building in New Brunswick of $223,000 in 2018 which did not occur in 2019; and
●	an increase in general and administrative expense of $986,000 or 22%;
●	an increase in interest and finance cost of $285,000 related to the convertible and promissory note; offset by
●	revaluation of certain redeemable warrants which resulted in a non-cash gain of $1,485,000 for the nine months of September 30, 2019 compared to a non-cash gain of $826,000 for the nine months as of September 30, 2018.

Net loss per share was $(4.41) and $(8.45) for the nine months ended September 30, 2019 and 2018, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2019 was 1,891,782 as compared to 971,570 as of September 30, 2018.

Revenues

Revenues from our Ampligen Cost Recovery Program were $90,000 and $127,000 for the nine months ended September 30, 2019 and 2018, respectively, showing a decrease of $37,000. The sales decreased because the clinical sites purchased more inventory in 2018 to make sure they have enough drug supply for the patients currently enrolled in the expanded access and cost recovery programs.

Production Costs

Production costs were approximately $676,000 and $602,000, respectively, for the nine months ended September 30, 2019 and 2018, representing an increase of $74,000 in production costs in the current period. These costs primarily represent production expenses related to Ampligen.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the nine months ended September 30, 2019 were approximately $3,214,000 as compared to $3,791,000 for the same period a year ago, reflecting a decrease of approximately $577,000 or 15%. R&D costs decreased mainly due to a general reduction of Ampligen contract manufacturing costs of $931,000, Ampligen stability and compliance of $304,000 offset by an increase of $492,000 in polymer production, and an increase of $134,000 in clinical research costs.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2019 and 2018, were approximately $5,555,000 and $4,569,000, respectively, reflecting an increase of approximately $986,000 or 22%. The increase in G&A expenses during the current period was mainly due to an increase in public relations expense of $154,000, stock compensation of $300,000, an increase in stock market fees of $20,000 and an increase in salaries of $147,000, offset by a non-recurring legal fees associated with 2018 class action of $343,000 and other normal variations in expenses.

Other Income-Expenses

There was a gain from the sale of the underutilized building in New Brunswick of $223,000 in 2018 which did not occur in 2019.

There was a write off of the balance of debt discounts associated with extinguished debt of $250,000 in 2019 which did not occur in 2018.

Preliminary settlement proceeds of $260,000 in September 30, 2019, versus vendor settlement proceeds of $474,000 in September 30, 2018 caused a reduction of net income of $214,000 when compared to the prior year period.

Convertible Debt

Interest expense and finance costs increased $285,000 in the nine months ended September 30, 2019 mostly due to costs associated with the convertible debt and promissory note.

The convertible debt is valued using the Monte Carlo method and for the three months ended September 30, 2019 there was a gain of $12,000 as a result of the Monte Carlo method.

The available shares for the conversion feature of the convertible note has been met.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the nine months ended September 30, 2019 which amounted to a gain of approximately $1,485,000, compared to a gain of $826,000 for September 30, 2018 (see Note 13: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Liquidity and Capital Resources

On August 5, 2019, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with Chicago Venture Partners, L.P. (the “Lender”), pursuant to which we issued a Secured Promissory Note (the “Note”) to the Lender. The Note has an original principal amount of $2,635,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. We received proceeds of $1,900,000 after an original issue discount and payment of Lender’s legal fees. Pursuant to a Security Agreement between us and the Lender, repayment of the Convertible Note is secured by substantially all of our assets other than its intellectual property.

As of September 30, 2019, we had approximately $11,730,000 in cash, cash equivalents and marketable securities inclusive of approximately $2,114,000 in Marketable Securities, representing an increase of approximately $9,905,000 from December 31, 2018. Cash used in operating activities for the nine months ended September 30, 2019 was approximately $6,778,000 compared to approximately $8,221,000 for the same period in 2018, a decrease of $1,250,000 or 15%. The primary reason for this decrease was collection of other receivables in 2019.

Cash used in investing activities for the nine months ended September 30, 2019 was approximately $858,000 compared to cash provided by investing activities of approximately $1,610,000 for the same period in 2018, representing a change of $2,468,000. The primary reasons for the change during the current period is the receipt of $1,050,000 from the sale of the underutilized second building in New Brunswick, New Jersey in 2018, sale of marketable securities of $675,000 in 2018 and purchase of marketable securities of $588,000 in 2019 along with a purchase of equipment of $68,000 and payments of patent and trademark fees of $202,000 in 2019.

Cash provided by financing activities for the nine months ended September 30, 2019 was approximately $17,146,000, compared to approximately $9,254,000 for the same period in 2018, an increase of $7,892,000. The primary reasons for the increase can be attributed to our receipt of net proceeds of approximately $15,307,000 from the sale of our securities in a stock offering and in a rights offering, the exercise of warrants and the sale of common stock pursuant to our 2019 Equity Distribution Agreement with Maxim Group (the “2019 EDA”) — as compared to $4,904,000 in such proceeds in 2018 (see “Note 8: Stockholders’ Equity”). The increase for the period can also be attributed to the receipt of $4,080,000 in gross proceeds less payment of the mortgage of $1,957,000, and expenses of $479,000 with a net $1,678,000 from the sale leaseback of the main building located in New Brunswick, New Jersey in 2018.

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

In February 2018, we sold our unencumbered, unutilized, and wholly owned property located at 5 Jules Lane, New Brunswick, New Jersey to Acellories, NJ LLC, a New Jersey limited liability company, pursuant to a sale agreement dated September 11, 2017. The sale price was $1,050,000.

On September 11, 2019, the Board of Directors authorized the purchase, by our employees and directors, of up to $500,000 worth of our Common Stock. The purchase price to be the closing price of the Common Stock on the NYSE American on the trading day prior to purchase. In September 2019, certain directors and officers purchased a total of 67,767 shares in accordance with this plan for a total of $274,000 at an average price of $4.04.

On July 19, 2019, we entered into a new Equity Distribution Agreement (the “2019 EDA”), with Maxim Group LLC, pursuant to which we may sell from time to time, shares of our Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced our prior 2012 Equity Distribution Agreement with Maxim. On July 19, 2019, we filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) in connection with the Offering (the “Prospectus Supplement”) under its existing Registration Statement on Form S-3 (File No 333-226059), which became effective on August 3, 2018 (the “Registration Statement”), related to the sale of Shares having an aggregate offering price of up to $4,508,244, the maximum number of Shares permitted to be sold under the 2019 EDA and Registration Statement at that time. The actual number of shares that we can sell pursuant to the 2019 EDA and the proceeds to be received therefrom are dependent upon the market price of our common stock. As of September 30, 2019, the Company sold 905,869 shares under the Distribution Agreement for a total of $2,553,079 which includes a 3.5% fee to Maxim of $89,358.

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

The proceeds from our financings have been used to fund operations, manufacturing of Ampligen, ongoing clinical trials and general administrative expenses. There can be no assurances that, if needed, we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $11,730,000 in cash, cash equivalents and marketable securities at September 30, 2019 as compared to $1,825,000 at December 31, 2018.

To the extent that our cash and cash equivalents exceed our near-term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of September 30, 2019, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2019, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

AIM commenced an action against Baxter in December of 2017 for Breach of Contract. The amount of damages we are seeking in this matter are yet to be determined. Damages are not covered by insurance. BioLife, the defendant, has filed its Answer, Affirmative Defenses and a Counterclaim in the amount of $96,676.39 representing the Invoices withheld after BioLife indicated that they were not intending to fulfill the balance of the contract. AIM has denied the allegations of the counterclaim. We recently attempted mediation and were, to date, unable to resolve the matter. A discovery schedule has been issued by the Court and we are now in the discovery process. Although it cannot be determined, we believe there is little chance for an unfavorable outcome in this case.

AIM filed and served a Complaint in Philadelphia Court of Common Pleas against Travelers Property Casualty Company of America at the end of March 2019 seeking compensation for business interruption loss and other damages following a flood loss to its New Brunswick manufacturing facility which occurred in January 2016. The Complaint also seeks bad faith and additional damages. In April 2019, we received a check from Travelers in the amount of $259,919 as a preliminary payment towards a final settlement amount which has yet to be determined. On or about April 17, 2019, Travelers removed the case to the United States District Court for Eastern District of Pennsylvania. The parties are proceeding with the discovery process.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019, Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the year ended March 31, 2019 filed with the SEC on May 15, 2019, the “Risk factor section in our Prospectus dated September 25, 2019 filed pursuant to Rule 424(b)(4) with the SEC on September 26, 2019 and the “Risk Factor” section in our Prospectus Supplement dated July 22, 2019 filed pursuant to Rule 424(b)(5) with the SEC on July 22, 2019, which could materially affect our business, financial condition, or future results. The risks described in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

101.INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Schema Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document * **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * **

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

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Ellen M. Lintal
Ellen M. Lintal
Chief Financial Officer

Date: November 14, 2019