Form 10-K
period 2019-12-31
AIM ImmunoTech Inc.
filed 2020-03-30
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code: (352) 448-7797

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was $10,127,585.

The number of shares of the registrant’s Common Stock outstanding as of March 27, 2020 was 27,626,077.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.	Business

GENERAL

We are an immuno-pharma company headquartered in Ocala, Florida and focused on the research and development of therapeutics to treat multiple types of cancers, various viruses and immune-deficiency disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). A first-in-class drug is also known as a new molecular entity that contains an active moiety. Ampligen has not been approved by the FDA or marketed in the US.

Since the outbreak of SARS-CoV-2, we have been actively engaged in determining whether Ampligen could be an effective treatment for this virus. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus. Recently, we announced that the National Institute of Infectious Diseases (NIID) in Japan will begin in vitro testing of Ampligen as a potential treatment for COVID-19, the new coronavirus infectious disease caused by SARS-CoV-2. The experimental program will be conducted at both the NIID and the University of Tokyo. In addition, we have joined with ChinaGoAbroad (CGA) to facilitate the entry of Ampligen into the People’s Republic of China (PRC) for use as a prophylactic/early-onset therapeutic against COVID-19. CGA is a member-based online information platform and offline advisory firm serving to facilitate two-way international transactions relating to the PRC in collaboration with the China Overseas Development Association (CODA), which had up until recently reported to the PRC National Development and Reform Commission (NDRC), which in turn reports to the State Council (China’s cabinet). In addition, AIM is in discussions with GP-Pharm in Argentina to advance Ampligen for potential use against COVID-19 (Ampligen is an approved drug in Argentina for use against myalgic encephalomyelitis/chronic fatigue syndrome). AIM is also in discussions in The Netherlands — where Ampligen was recently used to treat pancreatic cancer patients — to explore expedited pre-clinical and clinical trials of Ampligen.

The active component of Ampligen® is a double stranded RNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen® has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. We have also seen synergistic success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen® is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided our focus toward the potential use of Ampligen® as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen® clinical trials — both underway and planned — at major cancer research centers around the country. Ampligen® was used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center. We currently are awaiting a report on the Netherland’s trials.

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

Alferon N Injection® is approved for a category of sexually transmitted diseases infection. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional treatment of refractory (resistant to other treatment) or recurring external condylomata acuminata/genital warts (GW) in patients 18 years of age or older. Certain types of human papilloma viruses cause GW. AIM also has approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina. We are in the process of developing and, with proper funding, will be seeking FDA Pre-Approval Inspection of a high-volume, high-efficiency, upgraded manufacturing process to allow for the commercial viability of Alferon®.

We operate a 30,000 sq. ft. facility in New Brunswick, NJ with the objective of producing Ampligen® and Alferon®. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of Ampligen® and our FDA-approved drug Alferon® N and continue to seek contract manufactures to facilitate high volume production.

AVAILABLE INFORMATION

We are subject to the information and periodic reporting requirements of the Exchange Act and, in accordance therewith, we file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the website of the SEC www.sec.com. You also may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports on the day of filing with the SEC on our website at http://www.aimimmuno.com under the Investor Relations tab for SEC Filings or by contacting the Investor Relations Department by calling 888-557-6480 or (352) 448-7797 or sending an e-mail message to ir@aimimmuno.com. Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of Ampligen®, a first-in-class drug of large macromolecular double-stranded (ds) RNA (ribonucleic acid) molecules, and our FDA-approved natural alpha-interferon product, Alferon N Injection®.

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

EAP/clinical trials of Ampligen® that have been conducted or that are ongoing include studies of the potential treatment of patients with renal cell carcinoma, malignant melanoma, non-small cell lung, ovarian, breast, colorectal, urothelial, prostate and pancreatic cancer, ME/CFS, Hepatitis B and HIV.

We have received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. On September 19, 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch.

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen® in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA approved the increase reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2020. At this time, we do not plan on passing this adjustment along to the patients in this program. As of December 31, 2019, there are 12 patients enrolled in this open-label expanded access treatment protocol.

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

In June 2018, Ampligen® was cited as outperforming two other TLR3 agonists, poly IC and natural double stranded RNA, in creating an enhanced tumor microenvironment for checkpoint blockage therapy in the journal of Cancer Research (http://cancerres.aacrjournals.org/content/early/2018/05/31/0008-5472.CAN-17-3985). In a head-to-head study in explant culture models, Ampligen® activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen® selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park Comprehensive Cancer Center (“RPCCC”), as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (SPORE). Based upon these findings AIM and RPCCC expanded their existing scientific collaboration to advance the clinical development of Ampligen® which has shown promise in preclinical studies when combined with checkpoint inhibitors (CPIs). The parties executed a Memorandum of Understanding (“MOU”) designed to further assess the clinical potential of Ampligen® in treating certain cancers. This phase I/II study will evaluate the potential of Ampligen® to enhance the immune mediated effects of CPIs in patients with advanced solid tumors including bladder, melanoma and renal cell carcinoma.

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen®, following its “Fill & Finish” at the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs including the product launch in Argentina, for the treatment of ME/CFS, the pancreatic cancer EAP in the Netherlands, ongoing and future clinical studies in oncology, and our ME/CFS EAP in the U.S. and Europe.

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

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

As of December 31, 2019, we had 48 patents worldwide with 11 additional pending patent applications comprising our intellectual property. Please see “Note 5: Patents, Trademark Rights and Other Intangibles (FASB ASC 350 General Intangibles Other than Goodwill)” under Notes to Consolidated Financial Statements for more information on these patents. We continually review our patents’ rights to determine whether they have continuing value.

In February 2020, we filed three provisional patent applications related to Ampligen in our efforts toward joining the global health community in the fight against SARS-CoV-2. These include: 1) Ampligen as a therapy for the Wuhan coronavirus; 2) Ampligen as part of a proposed intranasal universal coronavirus vaccine; and 3) a high-volume manufacturing process for Ampligen.

In 2016, we received a new Ampligen® composition of matter patent in the US (#9,315,538). In 2015, we were granted a new composition of matter patent (#2340307) by the European Patent Office and we received twenty-eight new patents in various EU countries. In 2014, we were granted a new composition of matter patent in the United States (#8722874) covering Ampligen® formulations.

The Ampligen® U.S. CFS treatment patent (#6130206) expired October 10, 2017 (we believe that the expiration of this patent will have minimal impact on us; see details on U.S. #9315538, U.S. #8722874 and the information from the FDA has granted “orphan drug status” to the drug for CFS below). Our U.S. Ampligen® Trademark (#73617687) has been renewed through December 6, 2028. New therapeutic use patent applications are pending. On May 13, 2014, the United States Patent Office issued patent U.S. #8722874 titled “Double-Stranded Ribonucleic Acids with Rugged Physiochemical Structure and Highly Specific Biologic Activity,” with all rights assigned to AIM. The patent claims a novel form of rugged dsRNA. Rugged dsRNA are nucleic acids with a unique composition and physical characteristic identified with high specificity of binding to Toll-Like Receptor 3 (TLR3), thereby conveying an important range of therapeutic opportunities. The newly discovered form of dsRNA has increased bioactivity and binding affinity to the TLR 3 receptor because of its reduced tendency to form branched dsRNA which can inhibit receptor binding. Pharmaceutical formulations containing the newly discovered nucleic acid as active ingredients and methods of treatment with those formulations are also described in the issued patent. AIM believes that the issuance of U.S. Patents #9315538 and #8722874 will help ensure that AIM retains patent protection for novel formulations of Ampligen® products until at least 2029.

In September 2015, the European Patent Office granted the European version of U.S. Patent #9315538, with all rights assigned to AIM.

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

RESEARCH AND DEVELOPMENT (“R&D”)

Our general focus during the past two fiscal years has been on the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of immune-based disorders including cancer and CFS. While we have previously estimated milestone dates when significant progress could be reported, the reality of the growing SARS-CoV-2 pandemic could mean the re-direction of resources away from ongoing clinical trials and toward the research and development of potential cures and vaccines for the coronavirus.

Cancer

We have been working with the University of Pittsburgh’s chemokine modulation research initiative which includes the use of Ampligen® as a potential adjuvant to modify the tumor microenvironment (TME) with the goal of increasing anti-tumor responses to check point inhibitors (CPI). As part of this collaboration, AIM has supplied Ampligen® (rintatolimod) to the University. The study, under the leadership of Robert P. Edwards, MD, chair of gynecologic services at Magee-Women’s Hospital of the University of Pittsburgh School of Medicine, and Professor of Surgery Pawel Kalinski, M.D., Ph.D., at RPCCC, Buffalo, N.Y., involved the chemokine modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to RPCCC in Buffalo, NY and has established a cancer program which will continue to require a supply of Ampligen®.

In October 2018, we signed a clinical trial agreement with RPCCC to evaluate Ampligen® in combination with checkpoint inhibitors (CPIs). The Phase IIa clinical trial will evaluate the immune-mediated effects of cytokine modulation in combination with CPIs in patients with primary resistance to CPI therapy. The protocol will seek to evaluate the combination of Ampligen® and CPIs in patients with advanced urothelial carcinoma, renal cell carcinoma and melanoma. Ampligen® is our investigational immune-enhancing TLR3 agonist that has demonstrated a robust anti-cancer effect in preclinical models when combined with CPIs. This new agreement expands the extensive prior clinical and preclinical work into the clinical checkpoint blockade arena and offers the opportunity to begin evaluation of this combination therapy in patients with a variety of solid tumors where large numbers of patients do not respond or progress following treatment with standard CPI-based therapy.

Currently, six Ampligen® clinical trials are underway at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors:

Advanced Recurrent Ovarian Cancer - Phase 1 / 2 study of intraperitoneal chemo-immunotherapy in recurrent ovarian cancer at University of Pittsburgh Medical Center. Dr. R. Edwards, PI. Phase 1 portion established intraperitoneal safety of Ampligen plus Intron A with positive survival data. Dr. Robert Edwards, world renowned expert in ovarian cancer is the lead investigator. An interim report from Dr. Edwards’ team was received and a summary of same was disclosed. See: https://clinicaltrials.gov/ct2/show/NCT02432378

Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as component of chemokine modulatory regimen on colorectal cancer metastatic to liver at RPCCC. Dr. S. Mukherjee, PI. Patient enrollment has been initiated in this study designed for 12 patients. See: https://clinicaltrials.gov/ct2/show/NCT03403634

Stage 4 Metastatic Triple Negative Breast Cancer – Phase 2 open label study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab, at RPCCC. Dr. M. Opyrchal, PI. Patient enrollment has been initiated in this study designed for 6 patients. See: https://www.clinicaltrials.gov/ct2/show/NCT03599453

Advanced Recurrent Ovarian Cancer – This is a Phase 2 trial being conducted in advanced recurrent ovarian cancer at the University of Pittsburgh Medical Center that will evaluate Ampligen in combination with pembrolizumab. Patient enrollment has been initiated in this study designed for 45 subjects. Dr. Robert Edwards, world renowned expert in ovarian cancer is the lead investigator. See: https://clinicaltrials.gov/ct2/show/NCT03734692

Early-Stage Prostate Cancer — Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy at RPCCC. Dr. G. Chatta, PI. Patient enrollment has been initiated in this study designed for up to 60 patients. See: https://clinicaltrials.gov/ct2/show/NCT03899987.

Early-Stage Triple Negative Breast Cancer — Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization at RPCCC. The objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy. The goal of this approach is to increase survival. This study is recruiting patients designed for up to 24 patients. Dr. S. Gandhi, PI. See: https://www.clinicaltrials.gov/ct2/show/NCT04081389.

In addition, six Ampligen clinical trials are planned for initiation in 2020, subject to funding:

●	Brain-Metastatic Breast Cancer — Phase 2 study to assess the effectiveness of a three-pronged strategy combining distinct immunotherapy approaches, including Ampligen. RPCCC and Moffitt Cancer Center have both received “Breakthrough Awards” from the U.S. Department of Defense. Together, these separate but parallel proposed clinical trials are receiving approximately $15 million in DOD funding to study Ampligen.

●	Stage 4 Refractory Metastatic Colorectal Carcinoma — Phase 2 study that will evaluate Ampligen in combination with pembrolizumab in refractory metastatic colorectal carcinoma at RPCCC. Dr. C. Fountzilas, PI. Up to 25 patients to be enrolled. This is expected to be funded by grants, testing Ampligen and pembrolizumab. See: https://www.clinicaltrials.gov/ct2/results?cond=&term=NCT04119830&cntry=&state=&city=&dist.=

●	Refractory Melanoma — Phase 2 study that will evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at RPCCC. Dr. I. Puzanov, PI. Up to 24 patients to be enrolled. See: https://www.clinicaltrials.gov/ct2/results?cond=&term=NCT04093323&cntry=&state=&city=&dist=.

●	Stage 4 Urothelial, Melanoma and Renal Cell Carcinoma — Phase 2 study of advanced urothelial (bladder), melanoma and renal cell carcinoma, resistant to checkpoint blockade, that will evaluate Ampligen in combination with a checkpoint blockade therapy at RPCCC. Dr. M. Opyrchal, PI. Protocol design and funding currently being finalized.
●
Non-Small Cell Lung Cancer — First-line therapy for non-small cell lung cancer with SOC chemotherapy that will evaluate Ampligen in combination with pembrolizumab at University of Nebraska Medical Center. Dr. V. Ernani, PI. Study design and budget being developed. However, we now anticipate an extended delay, as other studies with funding have moved ahead of the Ampligen project. RPCCC is exploring a pilot study to establish proof of concept.

●	Advanced Pancreatic Cancer — Phase 2 study in advanced pancreatic cancer using checkpoint blockade plus Ampligen at University of Nebraska Medical Center. Dr. K. Klute, PI. Protocol and budget being developed. This proposed study will be driven by the data from our Dutch EAP (see below) and UNMC animal experiments showing synergy between Ampligen and checkpoint therapy. In addition, we are seeking to confirm the initial round of successful animal experiments with a second round of experiments at UNMC.

In January 2017, the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to ME/CFS patients was extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. In February 2018, the agreement with myTomorrows was extended to cover Canada to treat pancreatic cancer patients, pending government approval.

As of December 31, 2019, 42 pancreatic cancer patients have received treatment with Ampligen® immuno-oncology therapy under the EAP program at Erasmus University in the Netherlands.

Supervised by Prof. Casper van Eijck, MD, a world-renowned specialist in this dread malignancy, and Diba Latifi, MD, the team at Erasmus is making progress. Early progress was reported in a published abstract from Erasmus, and a copy of the abstract can be found at http://ir.aimimmuno.com/Events_Presentations. The abstract was part of a larger original report covering a variety of medical topics, which can be found at https://www.pancreasclub.com/wp-content/uploads/2018/06/Poster-Abstracts.pdf.

All patients have completed treatment and we expect within the next few months a comprehensive update from the Erasmus team on the immunological response in relation to survival (while again recognizing the SARS-CoV-2 pandemic could very well re-direct the focus of clinicians and the health care community). AIM hopes to work with Dr. Van Eijck, Dr. Latifi, and Erasmus M.C. to initiate a combination therapy program to extend the results seen thus far in the Netherlands by combining Ampligen with checkpoint blockade therapy.

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

In October 2016, an analysis of a subset of CFS patients from the AMP-516 Phase 3 study was performed and presented at the IACFS/ME annual meeting in Fort Lauderdale, FL. The ITT Population (n=208) was separated into two subsets based primarily on baseline CFS symptom duration (2-8 years (n=75) and <2 years plus >8 years (n=133)). Responder analyses of the ITT Population and both subsets were performed. Responder analyses of rintatolimod vs. placebo patients improving ET duration from baseline by ≥25% shows over twice the   % of patients with clinical enhancement in ET effect in the rintatolimod cohort compared to placebo for the 2-8-year subset vs. the ITT population. This subset may assist in the design of future clinical studies of Ampligen® in the treatment for ME/CFS patients.

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

MANUFACTURING

In January 2017, AIM approved a quote and provided a purchase order commitment with Jubilant Hollister-Stier LLC (“Jubilant”) pursuant to which Jubilant will manufacture commercial size batches of Ampligen®. Additional orders will be placed upon approved quotes and purchase orders provided by AIM to Jubilant. Jubilant was approved by the FDA as a manufacture of Ampligen by the successful completion of a previous preapproval inspection by the agency. The Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) in Argentina has approved Ampligen for commercial distribution for the treatment of Chronic Fatigue Syndrome (CFS). Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina.

Jubilant HollisterStier (Jubilant) is AIM’s authorized CMO for Ampligen for our approval in Argentina. Since the 2017 engagement of Jubilant to manufacture Ampligen, two lots of Ampligen consisting of more than 16,000 units have been manufactured and released in year 2018. The first lot was designated for human use in the US in the cost recovery CFS program and for expanded oncology clinical trials. The second lot has been designated for these programs in addition to commercial distribution in Argentina for the treatment of CFS. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen are undergoing release testing and inspection prior to be used commercially and for clinical trials.

Alferon® is approved by the FDA for commercial sales in the US for the treatment of genital warts. It is also approved by ANMAT in Argentina for commercial sales for the treatment of genital warts and in patients who are refractory to treatment with recombinant interferons. While the AIM facility in New Brunswick is approved by the FDA under the Biologic License Application (BLA) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection which will not occur until new batches of commercial filled and finished product are produced and released by the FDA. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online until additional funding is obtained.

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

HUMAN RESOURCES

As of February 25, 2020, we had personnel consisting of twenty-four (24) full-time employees and two (2) part-time employees. Thirteen (13) of the combined personnel are engaged in our research, development, clinical, and manufacturing effort with thirteen (13) performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.

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

The development of our products requires the commitment of substantial resources to conduct the time consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2019, we had approximately $8,778,000 in cash, cash equivalents and marketable securities (inclusive of approximately $7,308,000 in Marketable Securities). In addition, in the first three months of fiscal 2020, we also have generated approximately $16,711,741,000 net of commissions, from stock sales in our ATM under our equity distribution agreements with Maxim Group LLC (“Maxim”) and from the exercise of outstanding warrants. However, if we are unable to commercialize and sell Ampligen® and/or recommence material sales of Alferon N Injection®, our operations, financial position and liquidity may be adversely impacted.

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

As of December 31, 2019, our accumulated deficit was approximately $328,109,000. As with many biotechnology companies we have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

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

While we received approval of our Argentinian NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe ME/CFS, ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. On September 19, 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. There are a number of additional actions that must occur before we would be able to commence commercial sales in Argentina.

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

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was first reported in China. The coronavirus has since spread to six continents and has been diagnosed in countries in which there are planned or active clinical trial sites studying Ampligen. As COVID-19 continues to spread, we could very well experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	delays in issuing reports, results and publishing papers;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 coronavirus could force the closure of offices and require workers to work from home.

As of the date of this report, due to the importance of our COVID-19 work, our offices are open. The current pandemic could lead to the complete or partial closure of one or more of our offices, or otherwise result in significant disruptions to our business and operations. Such events could materially and adversely impact our operations. In addition, we may institute policies requiring employees to work remotely in certain cases and such policies may remain in place for an indeterminate amount of time or may be made mandatory by relevant government authorities. There can be no assurance that our technological systems or infrastructure is or will be equipped to facilitate effective remote working arrangements for our employees.

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

Ampligen®. We believe that Ampligen® has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life-threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15-20% of patients treated in our various studies. This reaction is occasionally accompanied by a rapid heartbeat, a tightness of the chest, urticaria (swelling of the skin), anxiety, shortness of breath, subjective reports of “feeling hot”, sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by reducing the rate of infusion. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, asthma, low blood pressure, photophobia, rash, visual disturbances, slow or irregular heart rate, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months.

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

Risks Related to our activities associated with Ampligen’s potential effectiveness as a treatment for SARS-CoV-2

It is not possible to predict the future of the SARS-CoV-2 global pandemic or the development of potential treatments. No assurance can be given that Ampligen will aid in or be applied to the treatment of this virus.

Significant additional testing and trials will be required to determine whether Ampligen will be effective in the treatment of SARS-CoV-2 in humans and no assurance can be given that it will be the case. We base our belief that Ampligen may be effective in the treatment of SARS-CoV-2 on the result of studies that we reviewed and referenced. No assurance can be given that future studies will not result in findings that are different from those in the studies that we have relied upon. We are one of many companies trying to develop a treatment for this virus, most of whom have far greater resources than us. If one of these companies develops an effective treatment, development of Ampligen for this virus most likely will be adversely affected.

We have reached out to foreign countries. Operating in foreign countries carries with it many risks.

We have reached out in foreign countries. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential foreign operations will not be adversely affected by these risks.

Risks Associated with Our Intellectual Property

We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

We need to preserve and acquire enforceable patents covering the use of Ampligen® for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen® for such disease. We obtained all rights to Alferon N Injection®, and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases once we have had a successful FDA Pre Approval Inspection. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our experimental drug, Ampligen®. We also have been issued a patent which affords protection on the use of Ampligen® in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen® as a sole treatment for any of the cancers which we have sought to target. For more information on Patents, please see PART I, Item 1 –“Business; Patents”.

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

Risks Associated with Our R&D

Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “Our Products”, we cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. As of December 31, 2019, we had approximately $8,778,000 in Cash, Cash Equivalents and Marketable Securities, (inclusive of approximately $7,308,000 in Marketable Securities). Please see “We will require additional financing which may not be available” above.

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

A number of essential raw materials are used in the production of Ampligen® as well as packaging materials utilized in the fill and finish process. We do not have, but continue to work toward having, long-term agreements for the supply of such materials, when possible. There can be no assurance we can enter into long-term supply agreements covering essential materials on commercially reasonable terms, if at all.

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen® and Alferon®. At present, we do not have any agreements with third parties for the supply of any of these materials or we are relying on a limited source of reagent suppliers necessary for the manufacture of Alferon®. In January 2017, we approved a quote and provided a purchase order with Jubilant Hollister-Stier LLC pursuant to which Jubilant manufactured batches of Ampligen® for us. We anticipate that additional orders will be placed upon approved quotes and purchase orders provided by AIM to Jubilant. If we are unable to place adequate acceptable purchase orders with Jubilant in the future at acceptable prices upon acceptable terms, we will need to find another manufacturer. If we need to find another contract manufacturer to produce Ampligen, it would create a significant delay and expense to get the manufacturer up and running. The costs and availability of products and materials we would need for the production of Ampligen® are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

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

In January 2017, we approved a quote and provided a purchase order with Jubilant Hollister-Stier LLC pursuant to which Jubilant manufactured batches of Ampligen® for us. We anticipate that additional orders will be placed upon approved quotes and purchase orders provided by AIM to Jubilant. If we are unable to place adequate acceptable purchase orders with Jubilant in the future at acceptable prices upon acceptable terms our business would be materially and adversely affected. Please see the prior risk factor.

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

We have received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. On September 19, 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch.

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

Risks Associated with an Investment in Our Common Stock:

The market price of our stock may be adversely affected by market volatility

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets, primarily caused by the COVID-19 coronavirus and the major adverse effects it has had and will continue to have on US and worldwide economies and markets. The market price of our stock has significantly increased in recent days, most likely due to our current activities related to researching Ampligen’s effectiveness in treating SARS-CoV-2. Should our progress slow or results of testing or activities by others negatively impact our efforts, it is just as likely that our stock price will be significantly adversely affected and, in such case, investors could sustain substantial losses. In addition to the foregoing and, general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

●	announcements of the results of clinical trials by us or our competitors;

●	announcements of availability or projections of our products for commercial sale;

●	announcements of legal actions against us and/or settlements or verdicts adverse to us;

●	adverse reactions to products;

●	governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency comments regarding the safety or effectiveness of our products, or the adequacy of the procedures, facilities or controls employed in the manufacture of our products;

●	changes in U.S. or foreign regulatory policy during the period of product development;

●	developments in patent or other proprietary rights, including any third party challenges of our intellectual property rights;

●	announcements of technological innovations by us or our competitors;

●	announcements of new products or new contracts by us or our competitors;

●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

●	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;

●	conditions and trends in the pharmaceutical and other industries;

●	new accounting standards;

●	overall investment market fluctuation;

●	restatement of prior financial results;

●	notice of NYSE American non-compliance with requirements; and

●	occurrence of any of the risks described in these risk factors and the risk factors incorporated by reference herein.

Our common stock is listed for quotation on the NYSE American. For the year ended December 31, 2019, the trading price of our common stock has ranged from $0.38 to $11.60 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we completed a rights offering to our stockholders and certain option and warrant holders in March 2019, pursuant to which we issued Preferred stock convertible into an aggregate of 26,560,000 shares of common stock and warrants exercisable for up to an additional 26,560,000 shares of common stock. In September 2019 we sold 1,740,550 shares of our common stock and warrant exercisable for 16,037,170 shares of common stock. All of these shares of common stock, including shares issuable upon exercise of warrants, have been registered for public sale. In addition, we have registered securities for public sale pursuant to a universal shelf registration statement and we had been selling shares under this shelf registration statement. Since December 5, 2017, we have sold an aggregate of 67,506, shares under our equity distribution agreements with Maxim.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur as a result of our utilization of our shelf registration statement, our equity distribution agreement with Maxim or otherwise could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock. Please see Item 7- “Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” in PART II.

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

With the outbreak of the COVID-19 coronavirus and our prior research into Ampligen’s antiviral activity against Severe Acute Respiratory Syndrome, or SARS, we now are focusing on the potential of Ampligen to serve as a protective prophylaxis and an early-onset therapeutic for the virus. Significant testing and trials will be required to determine whether Ampligen will be effective in the treatment of the COVID-19 coronavirus in humans and no assurance can be given that it will be the case. Our beliefs rely on a number of studies. No assurance can be given that future studies will not result in findings that are different from those reported in the studies we refer to. The pandemic is disrupting world health and world economies and most likely will continue to do so for a long time. While we are able to continue to operate, clearly, like all businesses, we are unable to gauge how bad this pandemic will affect our operations in the future. We are reaching out to numerous foreign governments related to the COVID-19 coronavirus and, if successful, will be working in these countries. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed provisional patent applications related to the COVID-19 coronavirus. However, these filings do not assure that patents will ultimately be granted.

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

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica, or ANMAT, for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

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

Currently, six Ampligen clinical trials are underway with a number of subjects enrolled at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. One is at RPCCC and the other is at the University of Pittsburgh Medical Center. Two additional studies have been approved for enrollment and subjects are being screened for enrollment recruited at RPCCC and the University of Pittsburgh Medical Center using Ampligen in conjunction with pembrolizumab. No assurance can be given as to the results of these underway trials. Four additional cancer trials in collaboration with University Medical/Cancer Research Centers using Ampligen plus checkpoint blockade are in various pre-enrollment stages. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring universities or cancer centers. Even if these additional clinical trials are initiated, as we are not the sponsor, we cannot assure that these clinical studies or the two studies underway will be successful or yield any useful data. In addition, initiation of planned clinical trials may not occur secondary to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, the Company cannot assure that the clinical studies will be successful or yield any useful data or require additional funding.

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

We strived to maximize the outsourcing of certain components of our manufacturing, quality control, marketing and distribution while maintaining control over the entire process through our quality assurance and regulatory groups. We cannot provide any guarantee that the facility or our contract manufacturers will pass an FDA pre-approval inspection for Alferon manufacturing.

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

Our principal executive office is located at 2117 SW Highway 484, Ocala FL 34473 and our finance and human resource office is located at 604 Main Street, Suite 2, Riverton, NJ 08077. We currently lease our principal executive office for $2,100 per month and our accounting and human resource office for about $1,500 per month.

In May 2017, we entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by our assets and property located at 783 Jersey Ave., New Brunswick, New Jersey. As of March 16, 2018, this note was paid off in full. See Note 14 - Note Payable below for a more complete description of the terms of the note payable.

On March 16, 2018, we sold our property located at 783 Jersey Ave., New Brunswick, NJ. This property houses our development and production facilities. The purchase price was $4,080,000 and purchaser received 3,225,806 warrants to purchase common stock. We believe that the sale and lease-back of this building will not have a material impact on our business operations. Simultaneously with the closing of the sale, the purchaser leased the facility back to us. The lease runs for 10 years, with two five-year extensions. The initial annual base rent is $408,000 and will continue for the first and second year. In the third and fourth it will escalate at the rate of 2.5% per year. For all subsequent years it will escalate at the rate of 3% per year. We also will be responsible for additional rent consisting of taxes and certain insurance expenses of the purchaser. The lease contains a repurchase option pursuant to which we can repurchase the facility within the initial 10 year lease period. The purchase price would be based on a multiple of the sale price of $4,080,000. The multiple would be 1.05 plus .0025N where N represents the number of months between lease commencement and closing of repurchase.

In February 2018, the Company sold the unencumbered, unutilized, and wholly owned property located at 5 Jules Lane, New Brunswick, New Jersey to Acellories, NJ LLC, a New Jersey limited liability company, pursuant to a sale agreement dated September 11, 2017. The sale price was $1,050,000.

ITEM 3.	Legal Proceedings.

We commenced an action against BioLife in December of 2017 for Breach of Contract. The amount of damages we are seeking in this matter are yet to be determined. Damages are not covered by insurance. BioLife, the defendant, has filed its Answer, Affirmative Defenses and a Counterclaim in the amount of $96,676 representing the Invoices withheld after BioLife indicated that they were not intending to fulfill the balance of the contract. We have denied the allegations of the counterclaim. We conducted one mediation session to date but were unable to resolve the matter. The parties are currently engaged in discovery leading to an anticipated trial date in or after September 30, 2020, which date may be adjusted further as a consequence of the closing of the Courts in connection with the declared state of emergency caused by the Covid-19 pandemic. Although it cannot be determined, we believe there is little chance for an unfavorable outcome in this matter.

In our only other legal matter in 2019, we resolved all remaining claims with our insurance carrier for Business Interruption losses and Extended Business Interruption losses arising from flood damage which occurred at our New Brunswick facility on January 5, 2016. The outstanding matters under the insurance policies were compromised and settled on terms agreeable to the parties.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed and traded on the NYSE American under the symbol AIM.

Holders of Common Stock

As of March 21, 2019, there were approximately 166 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Dividends

We have not paid any cash dividends on our Common Stock in recent years. It is management’s intention not to declare or pay dividends on our Common Stock, but to retain earnings, if any, for the operation and expansion of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we issued and sold the following unregistered securities:

All share and per share numbers in this have been adjusted to reflect the one-for-44 reverse stock split of our issued and outstanding shares of common stock effected on June 10, 2019.

On June 11, 2019, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of June 28, 2019, the Company has issued 67,767 shares of its common stock at prices between $4.03 and $4.37 for a total of $274,000. This plan expired August 19, 2019.

As part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 5,137 options were issued to each of the two independent directors in February 2018 with an exercise price of $16.28; 3,456 options were issued to each of the two independent directors in May 2018 with an exercise price of $13.20, and 2,230 options were issued in July 2018 with an exercise price of $13.64. All of the foregoing options and the options discussed below are exercisable for a period of 10 years with a vesting period of three years. This program was suspended as of July 15, 2018 and all remaining deferred fees were paid in July 2018.This Program was reactivated as of August 16, 2018 with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the stockholders. The 2018 Equity Incentive Plan was approved by the stockholders on October 17, 2018, and 3,927 options were issued to each of the two independent directors with an exercise price on $9.68 for a period of ten years with a vesting period of one year. On January 28, 2019, an aggregate of 11,698 options were issued to each of the directors with an exercise price of $9.68 for a period of ten years with a vesting period of one year for the deferral of fees and for chairing various committees, respectively. Starting April 1, 2019, 50% of the Directors fees have being paid in Company stock. As of September 23, 2019, each of the two independent Directors has received 20,383 shares.

Also, as part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, certain officers agreed to defer 40% of their salaries until cash is available. In consideration of this deferral, 20,102 options were issued to these officers in February 2018 with an exercise price of $16.20; 13,618 options were issued to these officers in May 2018 with an exercise price of $13.20, and 8,847 options were issued to these officers in July 2018 with an exercise price of $13.64. This program was suspended as of July 15, 2018 and all remaining deferred salaries were paid on July 2018. This Program was reactivated as of August 16, 2018 for 50% of their salaries with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the stockholders. The 2018 Equity Incentive Plan has been approved by the stockholders and on October 17, 2018, 18,380 options were issued to these officers with an exercise price on $9.68 for a period of ten years with a vesting period of one year. On January 28, 2019, 27,570 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year.

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

The offers, sales and issuances of securities described above was deemed to be exempt from registration under the Securities Act in reliance on either Section 4(a)(2) in that the issuance of securities to the accredited investors did not involve a public offering, or Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 6.	Selected Financial Data.

Not Applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is related to our financial condition and results of operations for the two years ended December 31, 2019. This information should be read in conjunction with our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K. Please also see “Special Note Regarding Forward Looking Statements” in ITEM 1A. Risk Factors.

Fair Value

We have issued warrants (the “Warrants”) in August 2016, February 2017, June 2017, August 2017, April 2018, and March 2019 that are single compound derivatives containing both an embedded right to obtain stock upon exercise (a “Call”) and a series of embedded rights to settle the Warrants for cash upon the occurrence of certain events (each, a “Put”). Generally, the Put provisions allow the Warrant Holders liquidity protection; the right to receive cash in certain situations where the Holders would not have a means of readily selling the shares issuable upon exercise of the Warrants (e.g., where there would no longer be a significant public market for our common stock). However, because the contractual formula used to determine the cash settlement value of the embedded Put requires use of certain assumptions, the cash settlement value of the embedded Put can differ from the fair value of the unexercised embedded Call option at the time the embedded Put option is exercised.

We recompute the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If we were to alter our assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

On September 28, 2018, we entered into a $3,170,000 10% Secured Convertible Promissory Note (the “IR Note”) with Iliad Research and Trading, L.P. (“Iliad”), which was issued to Iliad in conjunction with 500,000 shares of Common Stock (the “Origination Shares”). We collected $3,000,000 in cash from Iliad during September 2018 and the remaining $170,000 was retained by Iliad for its legal fees of $20,000 for the issuance of the IR Note and the Original Issue Discount of $150,000. We incurred $210,000 in third-party fees directly attributed to the issuance of this Note.

We determined the IR Note should be recorded at fair value with subsequent changes in fair value recorded in earnings. This conclusion is based on the redemption conversion feature, which allows IR to trigger the redemption of the IR Note for cash or conversion of the IR Note for common shares prior to its maturity date at a price of the lesser of $0.30 per share or the Market Price as defined within the IR Note. The choice of cash redemption or conversion of the IR Note for common shares is at our option. This feature may require that we issue a variable number of common shares to settle the IR Note which was determined to have a predominantly fixed monetary value at inception. In connection with the IR Note, we recorded a loss in the Company’s Consolidated Statements of Operations equal to $582,000 for the year ended December 31, 2018.

On March 13, 2019, we amended the Purchase Agreement pursuant to which we issued the IR Note (the “Amendment”). The Amendment extends the maturity of the IR Note to September 28, 2020. In addition, the redemption conversion rates were revised to a price to be determined by mutual agreement between us and IR. In the event that we and IR are unable to reach a mutually agreeable price, we will be required to pay the applicable redemption amount in cash. The maximum amount of the IR Note the Lender will be able to redeem in any given calendar month is $300,000.

We evaluated the Amendment in accordance with ASC 470, Debt (“ASC 470”) and determined the Amendment is considered an extinguishment of the existing debt and issuance of new debt. As a result, we derecognized the liability and recorded a loss on the extinguishment of debt of $272,812 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the amended note was recorded in accordance with ASC 480 at the fair value that the note was issued with changes in fair value recorded through earnings at each reporting period.

During the second quarter there were a series of debt conversions in the period, which partially converted $1,400,000 of the $3,408,000 convertible debt, as amended, into stockholders’ equity, adding approximately $1,500,000 to stockholders’ equity. The number of shares issued in these conversions were 204,246 shares.

On August 5, 2019, we issued a Secured Promissory Note (the “CV Note”) to Chicago Venture Partners, L.P. (“CV”), The CV Note has an original principal amount of $2,635,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. We received proceeds of $1,900,000 after an original issue discount and payment of CV’s legal fees. Pursuant to a Security Agreement between us and CV, repayment of the CV Note is secured by substantially all of our assets other than our intellectual property. We utilized the net proceeds from the CV Note for the manufacturing of Ampligen, ongoing clinical trials and general administrative and operational expenses associated with our ongoing activities.

On December 5, 2019, we issued a secured Promissory Note (the “AS Note”) to Atlas Sciences L.P. (“AS”). the Note has an original principal amount of $2,175,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with it term. We received proceeds of $1,649,000, after an original issue discount of $516,000 and payment of AS legal fees. Pursuant to a Security Agreement between us and AS, prepayment of the AS Note is secured by substantially all of our assets other than our intellectual property. We utilized the $1,649,000 of the net proceeds from the AS Note to pay off in full our obligation to Iliad, an entity with affiliations to AS, pursuant to the IR Note.

RESULTS OF OPERATIONS

Year ended December 31, 2019 versus year ended December 31, 2018

Our net loss was approximately $9,533,000 and $9,827,000 for the years ended December 31, 2019 and 2018, respectively, representing a decrease in loss of approximately $294,000 or 3% when compared to the same period in 2018. This decrease in loss for the year ended December 31, 2019 was primarily due to the following:

1)	a decrease in revenues of $227,000 or 62%.

2)	an increase in interest and finance costs of $57,000.

3)	the quarterly revaluation of certain redeemable warrants resulted in a non-cash gain of $1,510,000 in the year ended December 31, 2019 compared to a gain of $1,165,000 in the year ended December 31, 2018, an increase of $345,000.

4)	the fair value adjustment for the convertible note resulted in a gain of $90,000 in the year ended December 31, 2019, and a loss of $582,000 in the year ended December 31, 2018.

5)	a decrease in research and development expense of $127,000 or 3%.

6)	an increase in production costs of $9,000.

7)	an increase in general and administrative expenses of $838,000.

8)	a gain resulting from a settlement with as insurance claim of $1,217,000.

Net loss per share was $(2.62) and $(9.77) for the years ended December 31, 2019 and 2018, respectively. The weighted average number of shares of our common stock outstanding as of December 31, 2019 was 10,386,754 as compared to 1,107,607 as of December 31, 2018.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $140,000 and $367,000 for the years ended December 31, 2019 and 2018, respectively. The decrease in revenues of $227,000, a decrease of 62%, between periods was primarily due to the clinical site inventory build in the fourth quarter of 2018.

For the years ended December 31, 2019 and 2018, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $893,000 and $884,000, respectively, for the years ended December 31, 2019 and 2018, representing an increase of $9,000 in production costs in the current period.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the year ended December 31, 2019 were approximately $4,651,000 as compared to $4,778,000 for the same period a year ago, reflecting a decrease of approximately $127,000. The primary reason for the decrease in research and development costs was due to a decrease in Ampligen® contract manufacturing of $946,000 and Ampligen® stability and compliance of $183,000 offset by an increase in polymer production of $853,000 and clinical trials of $199,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the years ended December 31, 2019 and 2018, were approximately $7,039,000 and $6,201,000, respectively, reflecting an increase of approximately $838,000 or 14%. The increase in G&A expenses during the current period was mainly due to increases in professional and legal fees of $431,000, stock compensation of $323,000, public relations of $129,000 and investment bank fees of $120,000.

Interest Expense and Finance Costs

Interest and finance costs for the year ended December 31, 2019 was $427,000 compared to $502,000 in the prior year, a decrease of $75,000 or 15%. The increase is mainly attributed to the redemption of the IR Note in the second quarter of 2019. A note/mortgage payable incurred in May 2017 which was paid off in March 2018 with the resulting write off of the balance of the unamortized mortgage settlement costs in addition to the interest expense on the mortgage; plus the interest settlement costs on the Finance Obligation from the sale leaseback of the main New Brunswick building and finance costs and interest related to the convertible note from September 2018.

Interest and Other Income

Interest and other income for the years ended December 31, 2019 and 2018 was approximately $89,000 and $32,000, respectively, representing an increase of approximately $57,000 or 178%. The primary cause for the increase in investment income during the current period was primarily due to higher balances available to invest in the current period as compared to the prior period.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the year ended December 31, 2019 amounted to a gain of approximately $1,510,000, compared to a gain of $1,165,000 for the year ended December 31, 2018, which represents an increase of $345,000 or 30% (see “Financial Statements: Note 18: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Sale of New Jersey Tax Net Operating Loss

In December 2019, the Company effectively sold $10,000,000 New Jersey state net operating loss for approximately $776,000. In December 2018, the Company effectively sold $8,000,000 New Jersey state net operating loss for approximately $859,000.

Convertible Note Payable

The quarterly revaluation of the convertible note resulted in a non-cash adjustment. For the year ended December 31, 2019 valuation amounted to a gain of $90,000, compared to the 2018 valuation of a non-cash loss of $582,000.

Other Transactions

During the year ended December 31, 2019 there was a gain from the insurance loss claim of $1,217,000. For the year ended December 31, 2018, there was a gain of $474,000 resulting from the settlement of litigation with Nitto Avecia Pharma Services, Inc. (“NAPS”).

There was also a gain of $223,000 resulting from the sale of the second building in New Brunswick, New Jersey in February 2018.

Liquidity and Capital Resources

In 2018, we sold an under-utilized warehouse at 5 Jules Lane for $1,050,000 and we sold our manufacturing facility for $4,080,000 while simultaneously entering into a favorable long-term lease with an option to repurchase the facility. In 2018, we also realized $1,260,000 through the exercising of outstanding warrants.

In March 2019, we completed a rights offering to our stockholders and certain option and warrant holders, pursuant to which we issued Preferred Stock convertible into an aggregate of 26,560,000 shares of common stock and warrants exercisable for up to an additional 26,560,000 shares of common stock. We netted approximately $4.69 million from the sale of securities in the rights offering.

In September 2019, we raised approximately $8,000,000 in a public offering underwritten by A.G.P./Alliance Global Partners, LLC (“AGP”) pursuant to which we issued (i) 1,740,550 shares of our common stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of common stock (the “Prefunded Warrants”), (iii) warrants to purchase up to an aggregate of 8,888,860 shares of common stock (the “Warrants”); and (iv) a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). During 2019, an aggregate of 5,278,310 shares were issued were issued upon exercise of the Prefunded Warrants.

Subsequent to 2019 through the date of this report, an aggregate of 8,746,990 shares were issued upon exercise of the Warrants for gross proceeds of approximately $8,658,000 and an aggregate of 1,870,000 shares were issued upon exercise of the Prefunded Warrants. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were recently exercised and an aggregate of 266,665 shares are being issued upon exercise of this warrant for gross proceeds of approximately $264,000.

We reactivated our 2012 EDA with Maxim under our universal shelf registration statement in December 2017. From December 5, 2017 through July 18, 2019, we sold an aggregate of 114,342 shares under the 2012 EDA for proceeds of $1,841,788 net of $56,963 in commissions. The 2012 EDA was terminated in July 2019, and a new Equity Distribution Agreement was entered into on July 19, 2019.

On July 19, 2019, we entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim, pursuant to which we may sell from time to time, shares of our common stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced our prior 2012 Equity Distribution Agreement with Maxim. On July 19, 2019, we filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) in connection with the Offering (the “Prospectus Supplement”) under its existing Registration Statement on Form S-3 (File No 333-226059), which became effective on August 3, 2018 (the “Registration Statement”), related to the sale of Shares having an aggregate offering price of up to $4,508,244, the maximum number of Shares permitted to be sold under the 2019 EDA and Registration Statement at that time. As of December 31, 2019, the Company sold 905,869 shares under the Distribution Agreement for a total of $2,553,079 which includes a 3.5% fee to Maxim of $89,358.

Cash used in operating activities for the year ended December 31, 2019 was approximately $9,067,000 compared to approximately $10,640,000 for the same period in 2018, a decrease of $1,573,000. The primary reasons for this decrease in cash used in operations in 2019 was related to funds in 2018 from the sale of our New Jersey state net operating loss carryforwards. In 2019, we did not receive the funds from the sale of our New Jersey net operating loss carryforwards. In 2018, we also expended about $1,500,000 toward the manufacturing of additional polymers for Ampligen for future commercial launch in Argentina.

Cash used in investing activities for the year ended December 31, 2019 was approximately $6,147,000 compared to cash provided by investing activities of approximately $92,000 for the same period in 2018, representing a change of $6,239,000. The primary reason for the change was the purchase of marketable securities of approximately $5,782,000 during the current period compared to the sale of marketable securities $831,000, plus proceeds from the sale of the building of $1,050,000, in the year ended December 31, 2018.

Cash provided by financing activities for the year ended December 31, 2019 was approximately $16,385,000 compared to approximately $9,435,000 for the same period in 2018, an increase of $6,950,000. The primary reasons for this increase was that we received net proceeds of $15,303,000 from the sale of shares compared to $5,070,000 from the sale of shares in 2018.

As of December 31, 2019, we had approximately $8,778,000 in cash, cash equivalents and marketable securities, inclusive of approximately $7,308,000 in Marketable Securities, representing an increase of approximately $6,950,000 from December 31, 2018.

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

In an effort to conserve cash, effective with the semi-monthly period ended April 30, 2017, all of the members of the Company’s Board of Directors agreed to accept 100% of their directors’ fees in the form of options to purchase Company common stock. This program was terminated as of August 31, 2017. As of September 1, 2017, the directors agreed to defer 100% of their fees until cash is available. On February 13, 2018, 5,137 options were issued to each of the two independent directors with an exercise price of $16.28 for a period of 10 years with a vesting period of 3 years. In addition, commencing with the semi-monthly period ended June 15, 2017, certain officers of the Company, and certain other employees of the Company, agreed to accept 20% of their salary in options to purchase Company common stock. This program was also terminated as of August 31, 2017. In this regard, options to purchase 4,883 shares of Company common stock were issued with exercise prices ranging from $15.84 to $29.48, a holding period of 10 years and vesting over three years.

As part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 5,137 options were issued to each of the two independent directors in February 2018 with an exercise price of $16.28; 3,456 options were issued to each of the two independent directors in May 2018 with an exercise price of $13.20, and 2,230 options were issued in July 2018 with an exercise price of $13.64. All of the foregoing options and the options discussed below are exercisable for a period of 10 years with a vesting period of three years. This program was suspended as of July 15, 2018 and all remaining deferred fees were paid in July 2018.This Program was reactivated as of August 16, 2018 with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the stockholders. The 2018 Equity Incentive Plan was approved by the stockholders and the securities issuable thereunder were registered with the SEC and, on October 17, 2018, 3,297 options were issued to each of the two independent directors with an exercise price on $9.68 for a period of ten years with a vesting period of one year. On January 28, 2019, 4,712 options were issued to each of the two independent directors with an exercise price of $9.68 for a period of ten years with a vesting period of one year. Also on January 28, 2019, 1,136 options were issued to each of the two independent directors with an exercise price of $9.68 for a period of ten years with a vesting period of one year for chairing the committees in 2018.

Also as part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, certain officers agreed to defer 40% of their salaries until cash is available. In consideration of this deferral, 20,101 options were issued to these officers in February 2018 with an exercise price of $16.28; 13,167 options were issued to these officers in May 2018 with an exercise price of $13.20, and 8,847 options were issued to these officers in July 2018 with an exercise price of $13.64. This program was suspended as of July 15, 2018 and all remaining deferred salaries were paid on July 2018. This Program was reactivated as of August 16, 2018 for 50% of their salaries with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the stockholders and the plan registered with the SEC. The 2018 Equity Incentive Plan has been approved by the stockholders and registered with the SEC and on October 17, 2018, 13,380 options were issued to these officers with an exercise price on $9.68 for a period of ten years with a vesting period of one year. On January 28, 2019, 27,570 options were issued to these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year.

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

On April 20, 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”) for the sale by the Company of an aggregate of 150,000 shares (the “Common Shares”) of the Company’s common stock, at a purchase price of $17.16 per share. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreements the Company also sold 150,000 warrants, 50% of which are Class A Warrants and 50% of which are Class B Warrants (collectively, the “Warrants”). The Company received gross proceeds from the sale of the Warrants solely to the extent such Warrants are exercised for cash. Both classes of Warrants will not be exercisable until six months after issuance and will have an exercise price of $17.16 per share, subject to adjustments as provided under the terms of the Warrants. The Class A Warrants and Class B Warrants will expire, respectively, two and five years after the date on which they are first exercisable. The closing of the sales of these securities under the Purchase Agreements took place on April 24, 2018. The Company received net proceeds from the transactions of $2,343,820 after deducting certain fees due to the placement agent and the Company’s transaction expenses.

On November 27, 2017, we reactivated the EDA. During the year ended December 31, 2018, we sold an aggregate of 49,463 shares under the EDA for proceeds of $827,000 net of $25,000 in commissions. Pursuant to a prospectus supplement dated February 7, 2018, we were able to sell up to 148,844 of our common stock (inclusive of shares already sold under the prospectus supplement) under the EDA. From January 1, 2019 through March 25, 2019 we sold an aggregate of 2,627 shares under the EDA for proceeds of $26,000 net of $1,000 in commissions. The actual number of shares that we can sell and the proceeds to be received therefrom are dependent upon the market price of our common stock.

In February 2017, we entered into Securities Purchase Agreements (each, a “Purchase Agreement”) with certain investors for the sale by us of 41,322 shares of our common stock at a purchase price of $24.20 per share. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold warrants to purchase 30,992 shares of common stock for aggregate net proceeds of approximately $875,000. We also issued placement agent warrants for the purchase of an aggregate of 90,910 shares of our common stock.

During 2019, we raised additional funds through both convertible and non-convertible debt financing. Please see “Convertible Notes Payable” below.

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

Subsequent to the year ended December 31, 2019, we sold 5,359,983 shares under the Distribution Agreement for a total of $16,376,093 which includes a 3.5% fee to Maxim of $555,713. Also subsequent to the year ended December 31, 2019 warrant holders from the September 27, 2019 public offering, exercised 8,746,090 warrants at an exercise price of $0.99, and the Company realized $8,658,000 in net proceeds.

These post year end proceeds have significantly helped our financial condition. However, we most likely will need additional funding in the future and no assurance can be given that we will continue to be able to obtain such financing when needed.

The proceeds from our financing in 2019 have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development along with our efforts regarding the Ampligen® NDA and preparedness for the FDA pre-approval inspections of the New Brunswick manufacturing facility. The proceeds to date from our financing in 2020 are being used to fund the manufacturing of Ampligen, ongoing clinical trials and general administrative and operational expenses associated with our ongoing activities.

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

Revenue

We have elected to apply the Full Retrospective Application to implement the new revenue recognition standard ASC 606. Based on the nature of our Ampligen® sales under our cost recovery programs, we determined that there were no material differences between the new accounting standard and legacy U.S. GAAP and that difficulties will not arise for any “open” contract issues with our customers during the transition period. We also determined that the adoption of this standard will have little or no impact to our opening balance of retained earnings.

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

Redeemable Warrants

We utilize the guidance contained in ASC 480 in the determination of whether to record warrants and options as Equity and/or Liability. If the guidance of ASC 480 is deemed inconclusive, we continue our analysis utilizing ASC 815.

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

Convertible Notes Payable

In September 2018, we entered into a $3,170,000 10% Secured Convertible Promissory Note with Iliad Research and Trading, L.P. (the “Note”). We determined the Note should be recorded at fair value with subsequent changes in fair value recorded in earnings. This conclusion is based on the redemption conversion feature, which allows the Holder to trigger the redemption of the Note for cash or conversion of the Note for common shares prior to its maturity date at a price of the lesser of $0.30 per share or the Market Price as defined within the Note. The choice of cash redemption or conversion of the Note for common shares is at our option. This feature may require that we issue a variable number of common shares to settle the Note which was determined to have a predominantly fixed monetary value at inception. In connection with the Note, we recorded a loss in our Consolidated Statements of Operations equal to $582,000 for the year ended December 31, 2018. For more detail about the Note, please see the disclosure in “Fair Value” above.

On March 13, 2019, we amended the Purchase Agreement pursuant to which we issued the Convertible Note (the “Amendment”). The Amendment extends the maturity of the Note to September 28, 2020. In addition, the redemption conversion rates were revised to a price to be determined by mutual agreement between us and the Holder. In the event that we and the Holder are unable to reach a mutually agreeable price, we will be required to pay the applicable redemption amount in cash. The maximum amount of the Convertible Note the Lender will be able to redeem in any given calendar month is $300,000.

We evaluated the Amendment in accordance with ASC 470, Debt (“ASC 470”) and determined the Amendment is considered an extinguishment of the existing debt and issuance of new debt. As a result, we derecognized the liability and recorded a loss on the extinguishment of debt of $272,812 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the amended note was recorded in accordance with ASC 480 at the fair value that the note was issued with changes in fair value recorded through earnings at each reporting period.

There were a series of debt conversions in the period, which partially converted $1,400,000 of the $3,408,000 convertible debt, as amended, into stockholders’ equity, adding approximately $1,500,000 to stockholders’ equity. The number of shares issued in these conversions were 204,246 shares.

On August 5, 2019, we issued a Secured Promissory Note (the “CV Note”) to Chicago Venture Partners, L.P. (“CV”), The CV Note has an original principal amount of $2,635,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. We received proceeds of $1,900,000 after an original issue discount and payment of CV’s legal fees. Pursuant to a Security Agreement between us and CV, repayment of the CV Note is secured by substantially all of our assets other than our intellectual property. We utilized the net proceeds from the CV Note for the manufacturing of Ampligen, ongoing clinical trials and general administrative and operational expenses associated with our ongoing activities.

On December 5, 2019, we issued a secured Promissory Note (the “AS Note”) to Atlas Sciences L.P. (“AS”). The AS Note has an original principal amount of $2,175,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. We received proceeds of $1,650,000 after an original issue discount and payment of AS’ legal fees. Pursuant to a Security Agreement between us and AS, prepayment of the AS Note is secured by substantially all of our assets other than its intellectual property. We utilized $1,610,000 of the net proceeds from the AS Note to pay off in full our obligation to Iliad pursuant to the IR Note.

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

The consolidated balance sheets as of December 31, 2019 and 2018, and our consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, together with the reports of Morrison, Brown, Argiz & Farra, LLC (MBAF”), our current independent registered public accountants, are included at the end of this report. Reference is made to the “Index to Financial Statements and Financial Statement Schedule” on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On April 2, 2018, we released RSM US LLP (“RSM”) as our independent registered public accounting firm. The decision to rotate the independent registered public accounting firms was approved by the Audit Committee of our Board of Directors (the “Audit Committee”). The Audit Committee determined to transition to another accounting firm for best practices as RSM had been our auditors for 12 years. In this regard, on April 4, 2018, the Audit Committee entered into an agreement with MBAF to serve as our independent registered public accounting firm. We did not consult with MBAF regarding any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-K.

During the fiscal years ended December 31, 2019 and 2018, there were (i) no disagreements between us and MBAF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of MBAF, would have caused MBAF to make reference thereto in their reports on the financial statements for the year ended December 31, 2019, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as follows.

The reports of MBAF for the fiscal years ended December 31, 2019 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

We provided MBAF with a copy of the Current Report on Form 8-K related to the change in accounting firms prior to its filing with the Commission and MBAF furnish us with a letter addressed to the SEC stating that it agreed with the above statements.

ITEM 9A.	Controls and Procedures.

Effectiveness of Control Procedures

As of December 31, 2019, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2019 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework, (COSO). Based on this assessment, Management has not identified any material weaknesses as of December 31, 2019. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

ITEM 9B.	Other Information.

We recently received an inquiry from FINRA concerning trading activity in our common stock on or around the week of March 9th.  We know of no improper trading in our stock during this time and believe that this is a normal inquiry. The inquiry specifically states that it should not be construed as an indication that FINRA has made any determination that any violation of NYSE American LLC Rules or Federal Securities laws have occurred.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance.

The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
Thomas K. Equels, Esq	67	Chief Executive Officer, President, and Director
Peter W. Rodino III	68	Chief Operating Officer, General Counsel & Secretary
William M. Mitchell, M.D., Ph.D.	85	Chairman of the Board and Director
Stewart L. Appelrouth	67	Director
Ellen M. Lintal	60	Chief Financial Officer

Each Director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Each Executive Officer serves at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

We believe our Board Members represent a desirable diversity of backgrounds, skills, education and experiences, and they all share the personal attributes of dedication to be effective directors. In recommending Board candidates, Corporate Governance and Nomination Committee considers a candidate’s: (1) general understanding of elements relevant to the success of a publicly traded company in the current business environment; (2) understanding of our business; and (3) diversity in educational and professional background. The Committee also gives consideration to a candidate’s judgment, competence, dedication and anticipated participation in Board activities along with experience, geographic location and special talents or personal attributes. The following are qualifications, experience and skills for Board members which are important to AIM’ business and its future:

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

THOMAS K. EQUELS, Esq. - Director Qualifications:

●	Leadership Experience – Owner and former President, Managing Director of Equels Law Firm;

●	Industry Experience –legal counsel to AIM; and

●	Scientific, Legal or Regulatory Experience - Law degree with over 25 years as a practicing attorney specializing in litigation.

WILLIAM M. MITCHELL, M.D., Ph.D., has been a Director since July 1998 and Chairman of the Board since February 2016. Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of Medicine and is a board certified physician. Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as House Officer in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 200 papers, reviews and abstracts that relate to viruses, anti-viral drugs, immune responses to HIV infection, and other biomedical topics. Dr. Mitchell has worked for and with many professional societies that have included the American Society of Investigative Pathology, the International Society for Antiviral Research, the American Society of Clinical Oncology, the American Society of Biochemistry and Molecular Biology and the American Society of Microbiology. Dr. Mitchell is a member of the American Medical Association. He has served on numerous government review committees, among them the National Institutes of Health, AIDS and Related Research Review Group. Dr. Mitchell previously served as one of our Directors from 1987 to 1989.

WILLIAM M. MITCHELL, M.D., Ph.D. - Director Qualifications:

●	Leadership Experience – Professor at Vanderbilt University School of Medicine. He is a member of the Board of Directors for Chronix Biomedical and is Chairman of its Medical Advisory Board. Additionally, he has served on multiple governmental review committees of the National Institutes of Health, Centers for Disease Control and Prevention and for the European Union, including key roles as Chairman;

●	Academic and Industry Experience – Well published medical researcher with extensive investigative experience on virus and immunology issues relevant to the scientific business of AIM along with being a Director of an entrepreneurial diagnostic company (Chronix Biomedical) that is involved in next generation DNA sequencing for medical diagnostics; and

●	Scientific, Legal or Regulatory Experience - M.D., Ph.D. and professor at a top ranked school of medicine, and inventor of record on numerous U.S. and international patents who is experienced in regulatory affairs through filings with the FDA.

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

Information about our Executive Officers

In addition to Mr. Equels (discussed above), the following are (or were) our Executive Officers during fiscal 2019:

PETER W. RODINO III has been a Director since July 2013. On September 30, 2016, Mr. Rodino resigned as a member of our Board to permit him to serve us in a new capacity. Effective October 1, 2016, we retained Mr. Rodino as our Executive Director for Governmental Relations, and as our General Counsel and, as of October 16, 2019, Mr. Rodino assumed the role of Chief Operating Officer. Mr. Rodino has been our Secretary since November 2016. Mr. Rodino has broad legal, financial, and executive experience. In addition to being President of Rodino Consulting LLC and managing partner at several law firms during his many years as a practicing attorney, he served as Chairman and CEO of Crossroads Health Plan, the first major Health Maintenance Organization in New Jersey. He also has had experience as an investment executive in the securities industry and acted as trustee in numerous Chapter 11 complex corporate reorganizations. Previously, as founder and president of Rodino Consulting, Mr. Rodino provided business and government relations consulting services to smaller companies with a focus on helping them develop business plans, implement marketing strategies and acquire investment capital. Mr. Rodino holds a B.S. in Business Administration from Georgetown University and a J.D. degree from Seton Hall University.

ELLEN M. LINTAL has been our Chief Financial Officer since September 16, 2019. She is also our Chief Accounting Officer. Mrs. Lintal has been employed by us for two years. She has more than two decades of prior public company and non-profit experience. She earned a Bachelor of Science degree in Accounting from Elmira College. Mrs. Lintal served for several years as a Chief Financial Officer and SVP of Finance & Control for an international non-profit Organization and public accounting experience at Corning Inc, Carlisle Companies and AGY where she led the organizational focus on financial management, strategic planning and mergers and acquisitions. Prior to joining the company Ellen was the CFO for the National Wild Turkey Federation, an international non-profit organization.

ADAM PASCALE was Chief Financial Officer from February 2016 until his retirement in September 2019. He was also our Chief Accounting Officer. Mr. Pascale had been employed with the company for 23 years, with more than two decades of public accounting experience and prior public company experience. He earned a Bachelor of Arts degree in Accounting and Finance from Rutgers University. Mr. Pascale served for several years as a CPA prior to his joining AIM and is a member of both the American and Pennsylvania Institutes of Certified Public Accountants.

Key Employee

DAVID R. STRAYER, M.D. has acted as our Medical Director and Chief Scientific Officer since 1986. He has served as Professor of Medicine at the Medical College of Pennsylvania and Hahnemann University. Dr. Strayer is Board Certified in Medical Oncology and Internal Medicine with research interests in the fields of cancer and immune system disorders. He has served as principal investigator in studies funded by the Leukemia Society of America, the American Cancer Society, and the National Institutes of Health. Dr. Strayer attended the School of Medicine at the University of California at Los Angeles where he received his M.D. in 1972.

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

We believe Dr. Mitchell and Mr. Appelrouth to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this Committee. The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements and management’s assessment of internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance; (ii) prepare the reports or statements as may be required by NYSE American or the securities laws; (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls; (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and (v) review disclosures by our independent registered public accounting firm concerning relationships with us and the performance of our independent accountants.

This Audit Committee formally met four times in 2019 with all committee members in attendance. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”.

Scientific Advisory Board (“SAB”)

The SAB was established to leverage its member’s scientific and pharmaceutical expertise and advice to advance our drug development programs by providing guidance on steering us forward and capitalizing on business opportunities as well as interactions with the FDA. It is responsible for: (i) reviewing all submissions made by us to the FDA and other regulators to ensure that the submissions fully, accurately, and timely describe the status of any clinical trials, tests, or other studies or analyses of drug safety and efficacy undertaken by us, and any agreements, protocols, or guidance provided by relevant regulatory agencies; and (ii) monitoring and supervising our relationship with the FDA. The SAB shall have free and open access to our scientific and executive personnel, including the Chief Scientific Officer and the members of our Board of Directors. The SAB is comprised of William Mitchell, M.D., Chairman, and Ronald Brus, M.D., W. Neal Burnette, M.D., and Christopher Nicodemus, M.D., all of whom are members. The SAB reports to the independent directors of the Company and closely interacts with the Disclosure Controls Committee. The SAB met two times in 2019.

Disclosure Controls Committee (“DCC”)

The DCC reports to the Audit Committee and is responsible for procedures and guidelines on managing disclosure information. The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations. Ellen M. Lintal is the DCC’s Investor Relations Coordinator and Chairperson. The other members of the DCC are Peter Rodino, our General Counsel, William Mitchell, one of our Independent Directors, Dr. David Strayer, Medical Director and Chief Scientific Officer, Julie Mierau, our Controller, and Ann Marie Coverly, Director of HR and Administration serving as the Deputy Investor Relations Coordinator. Adam Pascale, former Chief Financial and Accounting Officer was a member of the committee before his retirement in September 2019. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”. The DCC actively met on numerous occasions in 2019.

Executive Committee

In February 2016, our Board formed the Executive Committee. The Executive Committee reports to the Board and its purpose is to aid the Board in handling matters which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board. Mr. Equels, our Chief Executive Officer is the chairman of the Committee, along with two of our independent directors, Mr. Appelrouth and Dr. Mitchell. The full text of the Executive Committee Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”. The Committee did not meet in 2019.

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

You may obtain a copy of this Code by visiting our web site at www.aimimmuno.com (Investor Relations / Corporate Governance) or by written request to our office at 2117 SW Highway 484, Ocala, FL 34473.

ITEM 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow. For the purposes of discussion and analysis, the following NEOs are included in the narratives, tables and related disclosures that follow:

●	Thomas K. Equels, Chief Executive Officer (“CEO”) and President.

●	Ellen M. Lintal, Chief Financial Officer (“CFO”); and

●	Peter Rodino, Chief Operating Officer (“COO”), General Counsel and Company Secretary (“CS”)

Governance of Compensation Committee

The Compensation Committee consists of the following two directors, each of whom is “independent” under applicable NYSE American rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Exchange Act, and an “Outside Director” as defined under the U.S. Treasury regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”): Dr. William Mitchell, M.D. (Chair) and Stewart L. Appelrouth. The Compensation Committee makes recommendations concerning salaries and compensation for senior management and other highly paid professionals or consultants to AIM. The full text of the Compensation Committee’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”.

This Committee formally met two times in 2019 and all committee members were in attendance for the meetings with the exception of one meeting. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

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

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2019 and 2018 of Thomas Equels, our Chief Executive Officer, Ellen Lintal, our Chief Financial Officer and Adam Pascale, our former Chief Financial Officer, and Peter Rodino, who, during 2018 was our General Counsel and Secretary constituting the Company’s Named Executive Officers, based on the year ended 2019 for each fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees $ (2) (3)	Bonus $	Stock Awards $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Change in Pension Valued and NQDC Earnings $ (4)	All Other Compensation $	Total $ (3)
Thomas K Equels	2019	703,125	7,008	46,875	62,537	—	—	70,702	883,239
CEO & President (2) (3)	2018	751,000	18,350	500	335,731	—	—	65,927	1,171,508

Ellen Lintal	2019	143,750	—	10,417	—	—	—	33,575	187,742
CFO	2018	42,667	—	-	220	—	—	—	42,887

Adam Pascale	2019	197,917	—	-	20,846	—	—	27,864	246,627
Former CFO	2018	251,000	—	500	99,979	—	—	40,973	392,452

Peter Rodino	2019	333,333	—	21,875	29,184	—	—	45,710	430,102
General Counsel & Secretary	2018	351,000	—	500	138,599	—	—	36,684	526,783

Notes:

(1)	All option awards were valued using the Black-Scholes method.

(2)	For Named Executive Officers, who are also Directors that receive compensation for their services as a Director, the Salary/Fees and Option Awards columns include compensation that was received by them for their role as a member of the Board of Directors. As is required by Regulation S-K, Item 402(c), compensation for services as a Director have been reported within the “Summary Compensation Table” (above) for fiscal years of 2019 and 2018 as well as reported separately in the “Compensation of Directors” section (see below) for calendar year 2018.

(3)	As stated in Thomas Equels’ employment contract, he is entitled to 5% of Ampligen® sales. In 2019 and 2018, a bonus of 5% of Ampligen® sales for 2019 and 2018 was accrued.

For 2018, salaries for Messrs. Equels, Pascale and Rodino include 50% deferred salaries of $140,625, $46,875 and $65,625, respectively, starting from August 1, 2018.

During 2019, all prior deferred salaries were paid to Messrs. Equels, Pascale, Lintal and Rodino.

(4)	Mr. Equels’ All Other Compensations consists of:

	2019	2018
Life & Disability Insurance	$32,642	$22,677
Healthcare Insurance	20,060	22,250
Car Expenses/Allowance	18,000	18,000
Total	$70,702	$62,927

(5)	Mr. Rodino’s All Other Compensations consists of:

	2019	2018
Life & Disability Insurance	$4,560	$2,542
Healthcare Insurance	26,750	19,742
Car Expenses/Allowance	14,400	14,400
Total	$45,710	$36,684

(6)	Mr. Pascale’s All Other Compensations consists of:

	2019	2018
Life & Disability Insurance	$2,969	$2,272
Healthcare Insurance	14,695	19,742
Car Expenses/Allowance	10,200	14,400
Total	$27,864	$36,414

(7)	Ms. Lintal’s All Other Compensations consists of:

	2019	2018
Life & Disability Insurance	$3,407	$-
Healthcare Insurance	19,368	-
Car Expenses/Allowance	10,800	-
Total	$33,575	$-

Outstanding Equity Awards at Fiscal Year End	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Thomas K Equels	568	—	—	348.48	6/11/2020	—	—	—	—
President and Chief	568	—	—	216.48	6/24/2021	—	—	—	—
Executive Officer	189	—	—	153.12	6/6/2022	—	—	—	—
	568	—	—	163.68	6/11/2022	—	—	—	—
	568	—	—	163.68	6/6/2023	—	—	—	—
	284	—	—	132.00	8/2/2023	—	—	—	—
	568	—	—	190.08	6/6/2024	—	—	—	—
	568	—	—	132.00	6/8/2025	—	—	—	—
	568	—	—	73.92	6/8/2026	—	—	—	—
	6,818	—	—	24.64	6/8/2027	—	—	—	—
	323	—	—	21.56	6/15/2027	—	—	—	—
	323	—	—	21.56	6/30/2027	—	—	—	—
	—	412	—	21.12	7/15/2027	—	—	—	—
	—	472	—	18.48	7/31/2027	—	—	—	—
	—	485	—	18.04	8/15/2027	—	—	—	—
	—	556	—	15.84	8/31/2027	—	—	—	—
	—	8,446	—	16.28	2/13/2028	—	—	—	—
	—	2,841	—	16.72	4/12/2028	—	—	—	—
	—	6,818	—	13.20	5/16/2028	—	—	—	—
	—	5,682	—	13.20	5/16/2028	—	—	—	—
	—	3,666	—	13.64	7/18/2028	—	—	—	—
	6,457	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	9,685	—	—	9.68	1/28/2029	—	—	—	—

Total	28,078	29,378	—			—	—	—	—

Ellen Lintal	23	—	—	9.68	11/14/2029	—	—	—	—
Chief Financial Officer

Total	23	—	—			—	—	—	—

Adam Pascale	11	—	—	2,127.84	4/13/2022	—	—	—	—
Former Chief Financial	95	—	—	174.24	7/8/2024	—	—	—	—
Officer	14	—	—	1,003.20	12/7/2024	—	—	—	—
	284	—	—	68.64	6/21/2026	—	—	—	—
	—	108	—	21.56	6/15/2027	—	—	—	—
	—	108	—	21.56	6/30/2027	—	—	—	—
	—	137	—	21.12	7/15/2027	—	—	—	—
	—	157	—	18.48	7/31/2027	—	—	—	—
	—	162	—	18.04	8/15/2027	—	—	—	—
	—	185	—	15.84	8/31/2027	—	—	—	—
	—	2,815	—	16.28	2/13/2028	—	—	—	—
	—	1,705	—	16.72	4/12/2028	—	—	—	—
	—	1,894	—	13.20	5/16/2028	—	—	—	—
	—	1,222	—	13.64	7/18/2028	—	—	—	—
	2,152	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	3,228	—	—	9.68	1/28/2029	—	—	—	—

Total	5,807	8,493	—			—	—	—	—

Peter Rodino	151	—	—	11.00	8/2/2023	—	—	—	—
General Counsel and Secretary	151	—	—	5.72	6/21/2026	—	—	—	—
	—	192	—	21.56	6/15/2027	—	—	—	—
	—	220	—	21.56	6/30/2027	—	—	—	—
	—	226	—	21.12	7/15/2027	—	—	—	—
	—	259	—	18.48	7/31/2027	—	—	—	—
	—	3,941	—	18.04	8/15/2027	—	—	—	—
	—	2,273	—	15.84	8/31/2027	—	—	—	—
	—	2,652	—	16.28	2/13/2028	—	—	—	—
	—	1,711	—	16.72	4/12/2028	—	—	—	—
	—	3,409	—	13.20	5/16/2028	—	—	—	—
	—	3,409	—	13.64	7/18/2028	—	—	—	—
	3,013	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	4,520	—	—	9.68	1/28/2029	—	—	—	—

Total	7,858	18,292	—			—	—	—	—

Payments on Disability

At December 31, 2019, we had an employment agreement with Mr. Equels which entitled him Base Salary and applicable benefits otherwise due and payable through the last day of the month in which disability occurs and for an additional twelve-month period. Each current NEO, including Mr. Pascale, Ms. Lintal and Mr. Rodino, has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. For the period June 2010 through 2019 pursuant to his respective employment agreement and payable by us, Mr. Equels is entitled to receive total disability coverage of $400,000.

Payments on Death

At December 31, 2019, we had an employment agreement with Mr. Equels which entitled him Base Salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and for an additional twelve-month period. Each NEO, including Mr. Pascale and Mr. Rodino, has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. For the period June 2010 and through 2018 pursuant to his respective employment agreements and payable by us, Mr. Equels is entitled to receive total death benefit coverage of $3,000,000.

Estimated Payments Following Severance - Named Executive Officers (NEO)

At December 31, 2019, we had an employment agreement with Mr. Equels which entitled him to severance benefits on certain types of employment terminations not related to a change in control. Mr. Rodino and Ms. Lintal are not covered by an employment severance agreement and therefore would only receive severance as determined by the Compensation Committee in its discretion.

The dollar amounts below assume that the termination occurred on January 1, 2020. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from AIM based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits ($)	Additional Life Insurance ($)	Total ($)
Thomas K. Equels,	Involuntary (no cause)	$768,000	$62,320	—	—	$830,320
CEO & President	Termination (for cause)	—	—	—	—	—
	Death or disability	$768,000	$62,320	—	—	$830,320
	Termination by employee or retirement	$768,000	$62,320	—	—	$830,320

Ellen Lintal	Involuntary (no cause)	—	—	—	—	—
CFO	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Peter Rodino	Involuntary (no cause)	—	—	—	—	—
General Counsel and Secretary	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Adam Pascale	Involuntary (no cause)	—	—	—	—	—
Former CFO	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Notes:

(1)	Consists of stock options contractually required per the employee’s respective Employment Agreement to be granted during each calendar year of the term under our 2009 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to the closing market price of our common stock on the date of grant. For the purpose of this schedule, an NYSE American closing price at March 16, 2018 of $0.30 was used with an estimated exercise price of $0.30 for Mr. Equels. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

Payments on Termination in Connection with a Change in Control Named Executive Officers

At December 31, 2019, we had an employment agreement with Mr. Equels which entitled him to severance benefits on certain types of employment terminations related to a change in control thereby the term of his respective agreement would automatically be extended for three additional years. Mr. Rodino and Ms. Lintal are not covered by employment severance agreement and therefore would only receive severance from a change in control as determined by the Compensation Committee in its discretion. Any specific benefits for these two NEO would be determined by the Compensation Committee in its discretion.

The dollar amounts in the chart below assume that change in control termination occurred on January 1, 2020, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from AIM based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control - December 31, 2019

The following table shows potential payments to the NEO if employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2019. The amounts assume a January 1, 2020 termination date regarding base pay and use of the opening price of $0.18 on the NYSE American for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (5) ($)		Welfare Benefits Continuation ($)	Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
Thomas K. Equels	768,000	(1)	—	—	—	$62,320	(4)	—	—	—	$830,320
Ellen Lintal	—		—	—	—	—		—	—	—	—
Peter Rodino	—		—	—	—	—		—	—	—	—
Adam Pascale	—		—	—	—	—		—	—	—	—

Notes:

(1)	This amount represents the base salary and benefits for remaining term of the NEO’s employment agreement plus a three-year extension in the term upon the occurrence of a termination from a change in control. The employment agreement with Mr. Equels had a term through December 31, 2016; however, this was automatically extended for an additional three-year period through December 31, 2022.

(2)	This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awarded on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(3)	This amount is the intrinsic value [fair market value on January 1, 2018 ($0.18 per share) minus the per share exercise price of $0.30 of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(4)	This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three-year extension in the occurrence of termination from a change in control. For the purpose of this schedule, an NYSE American closing price at March 16, 2018 of $0.30 was used with an estimated exercise price of $0.30 for Mr. Equels. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

Definition of “Change in Control” for each agreement, a “Change in Control” is defined generally as any such event that requires a report to the SEC, but includes any of the following:

●	Any person or entity other than AIM, any of our current Directors or Officers or a Trustee or fiduciary holding our securities, becomes the beneficial owner of more than 50% of the combined voting power of our outstanding securities;

●	An acquisition, sale, merger or other transaction that results in a change in ownership of more than 50% of the combined voting power of our stock or the sale/transfer of more than 75% of our assets;

●	A change in the majority of our Board of Directors over a two-year period that is not approved by at least two-thirds of the Directors then in office who were Directors at the beginning of the period; or

●	Execution of an agreement with AIM, which if consummated, would result in any of the above events.

Definition of “Constructive Termination”. A “Constructive Termination” generally includes any of the following actions taken by AIM without the Executive’s written consent following a change in control:

●	Significantly reducing or diminishing the nature or scope of the executive’s authority or duties;

●	Materially reducing the executive’s annual salary or incentive compensation opportunities;

●	Changing the executive’s office location so that he must commute more than 50 miles, as compared to his commute as of the date of the agreement;

●	Failing to provide substantially similar fringe benefits, or substitute benefits that were substantially similar taken as a whole, to the benefits provided as of the date of the agreement; or

●	Failing to obtain a satisfactory agreement from any successor to AIM to assume and agree to perform the obligations under the agreement.

However, no constructive termination occurs if the executive:

●	Fails to give us written notice of his intention to claim constructive termination and the basis for that claim at least 10 days in advance of the effective date of the executive’s resignation; or

●	We cure the circumstances giving rise to the constructive termination before the effective date of the executive’s resignation.

Available Information

Our Internet website is www.aimimmuno.com and you may find our SEC filings in the “Investor Relations” under “SEC Filings”. We provide access to our filings with the SEC, free of charge through www.sec.gov, as soon as reasonably practicable after filing with the SEC. Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

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

Change in Control

As an element of his employment agreement, Mr. Equels is entitled to benefits upon a Change in Control or Constructive Termination that include that any unvested Options immediately vest and the term of his respective employment agreement automatically extend for an additional three years. In the event of a Change in Control, the Company is responsible for the base salary or benefits for remaining term of the NEO’s employment agreement plus an automatic three-year extension in the term of the agreement. The existing employment agreement with Mr. Equels had a term through December 31, 2016; however, this employment agreement automatically extended for an additional three-years through December 31, 2022.

Compensation of Directors

Our Compensation, Audit and Corporate Governance and Nomination Committees, consist of Dr. William M. Mitchell, Compensation and Corporate Governance and Nomination Committee Chair, and Stewart L. Appelrouth, Audit Committee Chair, both of whom are independent Board of Director members.

AIM reimburses Directors for travel expenses incurred in connection with attending board, committee, stockholder and special meetings along with other Company business-related expenses. AIM does not provide retirement benefits or other perquisites to non-employee Directors under any current program.

There was no cost of living increase granted in 2018 or 2019. Directors’ fees were being deferred beginning in August 2018. When cash became available, they were paid their deferred fees in 2019.

All Directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock. We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors. Options shares for stock compensation were issued under the 2009 and 2018 Equity Incentive Plans.

Director Compensation – 2019 & 2018

Name and Title of Director	Year	Fees Earned or Paid in Cash $	Stock Award $	Option Award $	Non-Equity Incentive Plan Compensation $	Change in Pension Value & Nonqualified Deferred Compensation Earnings $	All Other Compensation As Director $	Total $

T. Equels	2019	—	—	—	—	—	—	—
Executive Vice Chairman	2018	—	—	—	—	—	—	—

W. Mitchell	2019	182,462	—	37,766	—	—	—	220,228
Chairman of the Board (1)	2018	114,039	500	193,411	—	—	—	307,950

S. Appelrouth	2019	182,462	—	37,766	—	—	—	220,228
Director (1)	2018	114,039	500	193,411	—	—	—	307,950

Notes:

(1)	Independent Director of the Company. Beginning August 16, 2018, the independent directors are deferring payment of 100% of their director’s fees until cash is available. During 2019 cash became available and the directors were paid their deferred compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 12, 2020, the number and percentage of outstanding shares of Common Stock beneficially owned by:

●	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding Common Stock;

●	Each of our Directors and the Named Executives Officers; and

●	All of our officers and directors as a group.

●	Total number of shares of Common Stock at March 12, 2020 was 25,999,218.

Name and Address of Beneficial Owner	Shares Beneficially Owned		% Of Shares Beneficially Owned
Thomas K. Equels, Executive Vice Chairman, Chief Executive Officer, President*	217,994	(1)	**	%

Peter W. Rodino III, Chief Operating Officer, Executive Director of Governmental Relations, General Counsel, Secretary*	84,441	(2)	**	%

William M. Mitchell, M.D., Chairman of the Board of Directors*	101,894	(3)	**	%

Stewart L. Appelrouth, Director*	111,108	(4)	**	%

Ellen Lintal, Chief Financial Officer*	23,518	(5)	**	%

Adam Pascale, former Chief Financial Officer*	17,644	(6)	**	%

All directors and executive officers as a group (6 persons)	556,599		2.14%

** Less than 1%

(1)	Mr. Equels is Executive Vice Chairman of our Board of Directors, Chief Executive Officer and President. He owns 63,038 shares of Common Stock, 97,500 shares of Common Stock awarded but not yet issued pursuant to the August 2019 Salary Adjustment and Grant of Restricted Stock Award Plan (included in the Shares Beneficially Owned number above) and beneficially owns 57,456 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price - Post Split ($)	Number of Shares - Post Split	Expiration Date

Thomas K.	2009	6/11/2010	$348.48	568	6/11/2020
Equels	2009	6/24/2011	$216.48	568	6/24/2021
	2009	6/5/2012	$153.12	189	6/6/2022
	2009	6/11/2012	$163.68	568	6/11/2022
	2009	6/6/2013	$163.68	568	6/6/2023
	2009	8/2/2013	$132.00	284	8/2/2023
	2009	6/6/2014	$190.08	568	6/6/2024
	2009	6/8/2015	$132.00	568	6/8/2025
	2009	6/8/2016	$73.92	568	6/8/2026
	2009	6/8/2017	$24.64	6,818	6/8/2027
	2009	6/15/2017	$21.56	323	6/15/2027
	2009	6/30/2017	$21.56	323	6/30/2027
	2009	7/15/2017	$21.12	412	7/15/2027
	2009	7/31/2017	$18.48	472	7/31/2027
	2009	8/15/2017	$18.04	485	8/15/2027
	2009	8/31/2017	$15.84	556	8/31/2027
	2009	2/13/2018	$16.28	8,446	2/13/2028
	2009	4/12/2018	$16.72	2,841	4/12/2028
	2009	5/16/2018	$13.20	6,818	5/16/2028
	2009	5/16/2018	$13.20	5,682	5/16/2028
	2009	7/18/2018	$13.64	3,666	7/18/2028
	2018	10/17/2018	$9.68	6,457	10/17/2028
	2018	11/14/2018	$9.68	23	11/14/2028
	2018	1/28/2019	$9.68	9,685	1/28/2029

Total Options				57,456

(2)	Mr. Rodino is our Chief Operating Officer, General Counsel and Secretary. He owns 12,581 shares of Common Stock 45,710 shares of Common Stock awarded but not yet issued pursuant to the August 2019 Salary Adjustment and Grant of Restricted Stock Award Plan (included in the Shares Beneficially Owned number above) and beneficially owns 26,150 shares issuable or issued upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number of Shares	Post-Split Shares	Post-Split Price

	2009	8/2/2013	$0.25	150,000	3,409	$11.00
	2009	6/21/2016	$0.13	150,000	3,409	$5.72
	2009	6/15/2017	$0.49	6,632	151	$21.56
	2009	6/30/2017	$0.49	6,633	151	$21.56
	2009	7/15/2017	$0.48	8,458	192	$21.12
	2009	7/31/2017	$0.42	9,700	220	$18.48
	2009	8/15/2017	$0.41	9,957	226	$18.04
	2009	8/31/2017	$0.36	11,416	259	$15.84
	2009	2/13/2018	$0.37	173,423	3,941	$16.28
	2009	4/12/2018	$0.38	100,000	2,273	$16.72
	2009	5/16/2018	$0.30	116,667	2,652	$13.20
	2009	7/18/2018	$0.31	75,269	1,711	$13.64
	2018	10/17/2018	$0.22	132,576	3,013	$9.68
	2018	11/14/2018	$0.22	1,000	23	$9.68
	2018	1/28/2019	$0.22	198,864	4,520	$9.68
Total Options				1,150,595	26,150

(3) Dr. Mitchell is our Chairman of the Board. He owns 71,832 shares of Common Stock of which 190 shares are held by Shirley Mitchell (Spouse), 94 shares are held by the Aesclepius Irrevocable Trust (Shirley Mitchell Trustee), and 96 shares are held by the Aesclepius Irrevocable Trust II (William Mitchell Trustee). He also beneficially owns 30,062 shares issuable upon exercise

Options	Plan	Date Issued	Exercise Price	Number of Shares	Post-Split Shares	Post-Split Price

	2009	6/5/2012	$0.29	100,000	189	153.12
	2009	8/2/2013	$0.25	150,000	284	132.00
	2009	9/8/2014	$2.60	50,000	95	1,372.80
	2009	6/21/2016	$0.13	150,000	284	68.64
	2009	4/30/2017	$0.67	12,644	287	29.48
	2009	5/15/2017	$0.64	13,288	302	28.16
	2009	5/31/2017	$0.59	14,361	326	25.96
	2009	6/15/2017	$0.49	17,287	393	21.56
	2009	6/30/2017	$0.49	17,290	393	21.56
	2009	7/15/2017	$0.48	22,047	501	21.12
	2009	7/31/2017	$0.42	25,284	575	18.48
	2009	8/15/2017	$0.41	25,953	590	18.04
	2009	8/31/2017	$0.36	29,757	676	15.84
	2009	2/13/2018	$0.37	226,023	5,137	16.28
	2009	4/12/2018	$0.38	100,000	2,273	16.72
	2009	5/16/2018	$0.30	100,000	2,273	13.20
	2009	5/16/2018	$0.30	152,053	3,456	13.20
	2009	7/18/2018	$0.31	98,098	2,230	13.64
	2018	10/17/2018	$0.22	172,786	3,927	9.68
	2018	11/14/2018	$0.22	1,000	23	9.68
	2018	1/28/2019	$0.22	207,343	4,712	9.68
	2018	1/28/2019	$0.22	50,000	1,136	9.68
Total Options				1,735,214	30,062

(4) Mr. Appelrouth is a Director. He owns 81,900 shares, and beneficially owns 29,208 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Price	Number of Shares	Post-Split Shares	Post-Split Price

	2009	4/30/2017	$0.67	12,644	287	$29.48
	2009	5/15/2017	$0.64	13,238	301	$28.16
	2009	5/31/2017	$0.59	14,361	326	$25.96
	2009	6/15/2017	$0.49	17,287	393	$21.56
	2009	6/30/2017	$0.49	17,290	393	$21.56
	2009	7/15/2017	$0.48	22,047	501	$21.12
	2009	7/31/2017	$0.42	25,284	575	$18.48
	2009	8/15/2017	$0.41	25,953	590	$18.04
	2009	8/31/2017	$0.36	29,757	676	$15.84
	2009	2/13/2018	$0.37	226,023	5,137	$16.28
	2009	4/12/2018	$0.38	100,000	2,273	$16.72
	2009	5/16/2018	$0.30	100,000	2,273	$13.20
	2009	5/16/2018	$0.30	152,053	3,456	$13.20
	2009	7/18/2018	$0.31	98,098	2,230	$13.64
	2018	10/17/2018	$0.22	172,786	3,927	$9.68
	2018	11/14/2018	$0.22	1,000	23	$9.68
	2018	1/28/2019	$0.22	207,343	4,712	$9.68
	2018	1/28/2019	$0.22	50,000	1,136	$9.68
Total Options				1,285,164	29,208

(5) Ms. Lintal is our Chief Financial Officer. She owns 967 shares of Common Stock, 22,528 shares of Common Stock awarded but not yet issued pursuant to the August 2019 Salary Adjustment and Grant of Restricted Stock Award Plan (included in the Shares Beneficially Owned number above) and beneficially owns 23 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Issued	Number Of Shares	Post-Split Shares	Post-Split Price
	2018	11/14/2018	$0.22	1,000	23	$9.68
Total Options				1,000	23

(6) Mr. Pascale is our former Chief Financial Officer. He owns 3,344 shares of Common Stock and beneficially owns 14,300 shares issuable upon exercise of:

Options	Plan	Date Issued	Exercise Issued	Number Of Shares	Post-Split Shares	Post-Split Price
	2009	4/13/2012	$48.36	500	11	$2,127.84
	2009	7/8/2014	$3.96	4,167	95	$174.24
	2009	12/8/2014	$22.80	598	14	$1,003.20
	2009	6/21/2016	$1.56	12,500	284	$68.64
	2009	6/15/2017	$0.49	4,738	108	$21.56
	2009	6/30/2027	$0.49	4,738	108	$21.56
	2009	7/15/2027	$0.48	6,042	137	$21.12
	2009	7/31/2017	$0.42	6,929	157	$18.48
	2009	8/15/2017	$0.41	7,112	162	$18.04
	2009	8/31/2027	$0.36	8,155	185	$15.84
	2009	2/13/2018	$0.37	123,874	2,815	$16.28
	2009	4/12/2018	$0.38	75,000	1,705	$16.72
	2009	5/16/2018	$0.30	83,334	1,894	$13.20
	2009	7/18/2018	$0.31	53,763	1,222	$13.64
	2018	10/17/2018	$0.22	94,697	2,152	$9.68
	2018	11/14/2018	$0.22	1,000	23	$9.68
	2018	1/28/2019	$0.22	142,046	3,228	$9.68
Total Options				629,193	14,300

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average Exercise Price Per Share	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)		(c)
Equity compensation plans approved by security holders:	198,608	$9.68	178,082

Equity compensation plans not approved by security holders:	8,064,096	$2.46	—

Total	8,262,704	$2.632.063	178,082

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

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

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by MBAF for 2019 and 2018 were $391,000 and $301,250 respectively. The following table shows the aggregate fees for professional services rendered during the year ended December 31, 2019 and 2018.

	Amount ($)
	2019	2018
Description of Fees:
Audit Fees	$299,500	$260,000
Audit-Related Fees	91,500	41,250
Tax Fees	—	—
All Other Fees	—	—
Total	$391,000	$301,250

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

The Audit Committee has determined that MBAF’s rendering of these audit-related services and all other fees were compatible with maintaining auditor’s independence. The Board of Directors considered MBAF to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in 2019 and 2018.

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

(i) Exhibits - See exhibit index below.

Exhibit No.	Description

3.1(i)	Amended and Restated Certificate of Incorporation of the Company, as amended, along with Certificates of Designations. (2)

3.2(i)	Amendment to Certificate of Incorporation. (3)

3.3(i)	Amendment to Certificate of Incorporation. (4)

3.4(i)	Amendment to Certificate of Incorporation. (52)

3.5(i)	Amendment to Certificate of Incorporation. (53)

3.6(i)	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock. (51)

3.7(ii)	Amended and Restated By-Laws of Registrant. (33)

4.1	Specimen certificate representing our Common Stock. (2)

4.2	Amended and Restated Rights Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company LLC. The Amended and Restated Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock. (5)

4.3	Form of Indenture filed with Form S-3 Universal Shelf Registration Statement. (6)

4.4	Form of Warrant pursuant to August 30, 2016 Securities Purchase Agreement. (36)

4.5	Form of Warrant pursuant to February 1, 2017 Securities Purchase Agreement. (38)

4.6	Form of Series A Warrant-June 2017. (41)

4.7	Form of Series B Warrant-June 2017. (41)

4.8	Form of New Series A Warrant-August 2017. (40)

4.9	Form of New Series B Warrant-August 2017. (40)

4.10	Form of Warrant issued to Purchaser of facility. (21)

4.11	Form of Class A Warrant- April 2018. (44)

4.12	Form of Class B Warrant- April 2018. (44)

4.13	September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (49)

4.14	Rights Offering Form of Non-Transferable Subscription Rights Certificate. (51)

4.15	Rights Offering Form of Warrant Agreement. (61)

4.16	Rights Offering Form of Warrant Certificate. (51)

4.17	Rights Offering Warrant Agency Agreement with American Stock Transfer & Trust. (50)

4.18	AGP Offering-Form of Pre-Funded Warrant. (58)

4.19	AGP Offering-Form of Warrant. (58)

4.20	AGP Offering-Form of Representative’s Warrant. (59)

4.21	March 2019 Amendment to September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (1)

4.22	December 5, 2019 Secured Promissory Note with Atlas Sciences, LLC. (62)

4.23	Description of Common Stock.*

10.1	Form of Confidentiality, Invention and Non-Compete Agreement. (2)

10.2	Form of Clinical Research Agreement. (2)

10.3	Employee Wage or Hours Reduction Program. (7)

10.4	Supply Agreement with Hollister-Stier Laboratories LLC dated December 5, 2005. (9)

10.5	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC dated February 25, 2010. (10)

10.6	Vendor Agreement with Bio Ridge Pharma, LLC dated August 15, 2011. (31).

10.7	Vendor Agreement with Armada Healthcare, LLC dated August 15, 2011. (31).

10.8	Amended and restated employment agreement with Thomas K. Equels dated December 6, 2011. (15)

10.9	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC executed September 9, 2011. (16)

10.10	Equity Distribution Agreement, dated July 23, 2012, with Maxim Group LLC (18)

10.11	Vendor Agreement extension with Bio Ridge Pharma, LLC dated August 14, 2012. (17)

10.12	Vendor Agreement extension with Armada Healthcare, LLC dated August 14, 2012. (19)

10.13	Vendor Agreement extension with Armada Healthcare, LLC dated July 19, 2013. (19)

10.14	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 19, 2013. (19)

10.15	Vendor Agreement extension with Bio Ridge Pharma, LLC and Armada Healthcare, LLC dated August 8, 2014.(20)

10.16	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated March 9, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (20)

10.17	August 4, 2015 Amendment to Equity Distribution Agreement between the registrant and Maxim Group LLC. (23)

10.18	Vendor Agreement extension with Armada Healthcare, LLC dated July 29, 2015. (24)

10.19	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 29, 2013. (24)

10.20	Early Access Agreement with Impatients N.V. dated August 3, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (25)

10.21	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated August 6, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (25)

10.22	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (25)

10.23	November 23, 2015 Thomas K. Equels Employment Agreement Waiver. (26)

10.24	Equity Distribution Agreement, dated December 15, 2015 with Chardan Capital Markets, LLC. (27)

10.25	Termination of Chardan Equity Distribution Agreement. (60)

10.26	2016 Senior Executive Deferred Cash Performance Award Plan. (29)

10.27	2016 Voluntary Incentive Stock Award Plan. (29)

10.28	Amended and Restated 2016 Senior Executive Deferred Cash Performance Award Plan. (30)

10.29	Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with Scientific Products Pharmaceutical Co. LTD dated March 3, 2016 (Confidential Treatment granted with respect to portions of the Agreement). (32)

10.30	Agreement between Avrio Biopharmaceuticals (“Avrio”) and the Company dated July 20, 2016 (Confidential Treatment granted with respect to portions of the Agreement). (34)

10.31	Licensing Agreement dated April 13, 2016 with Lonza Sales AG (Confidential Treatment granted with respect to portions of the Agreement). (35)

10.32	Form of Securities Purchase Agreement entered into on August 30, 2016. (36)

10.33	Amended and Restated Early Access Agreement with Impatients N.V. dated May 20, 2016. (Confidential Treatment granted with respect to portions of the Agreement) (37)

10.34	December 13, 2016 Amendment No. 1 to Amended and Restated Early Access Agreement with Impatients N.V. (21)

10.35	June 28, 2017 Amendment No. 2 to Amended and Restated Early Access Agreement with Impatients N.V. (21)

10.36	February 14, 2018 Amendment No. 3 to Amended and Restated Early Access Agreement with Impatients N.V. (21)

10.37	March 26, 2018 Amendment No. 4 to Amended and Restated Early Access Agreement with Impatients N.V. (21)

10.39	Form of Securities Purchase Agreement entered into on February 1, 2017. (38)

10.40	August 2017 Form of Employee Pay Reduction Plan. (39)

10.41	August 2017Form of Executive Compensation Deferral Plan. (39)

10.42	August 2017 Form of Directors’ Compensation Deferral Plan. (39)

10.43	Form of August 2017 Agreement between the Company and the Warrant holders. (40)

10.44	Form of June 2017 Agreement between the Company and the Warrant holders. (41)

10.45	Mortgage and Security Agreement with SW Partners LLC dated May 12, 2017. (42)

10.46	Promissory Note with SW Partners LLC dated May 12, 2017. (42)

10.47	September 11, 2017 Purchase and Sale Agreement- 5 Jules Lane. (21)

10.48	January 8, 2018 Purchase and Sale Agreement- 783 Jersey Lane. (21)

10.49	Lease Agreement for 783 Jersey Lane. (21)

10.50	Form of Stock Purchase Agreement entered into on March 21, 2018. (43)

10.51	Form of Securities Purchase Agreement entered into on May 24, 2018. (47)

10.52	2018 Equity Incentive Plan. (48)

10.53	September 28, 2018 Securities Purchase Agreement with Iliad Research and Trading, L.P. (49)

10.54	September 28, 2018 Security Agreement with Iliad Research and Trading, L.P. (49)

10.55	October 9, 2018, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center. (46)

10.56	October 8, 2018, Restated First Amendment to Purchase and Sale Agreement. (46)

10.57	October 9, 2018, Restated Bill of Sale for the Restated First Amendment and Sale Agreement. (46)

10.56	Form of Agreement between the Company and the Warrantholders.- May 2, 2019. (54)

10.57	Termination of August 4, 2015 Equity Distribution Agreement between the registrant and Maxim Group LLC. (55)

10.58	July 19, 2019 Equity Distribution Agreement between the registrant and Maxim Group LLC. (55)

10.59	Note Purchase Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (56)

10.60	Secured Promissory Note dated August 5, 2019 issued to Chicago Venture Partners, L.P. (56)

10.61	Security Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (56)

10.62	Salary Reduction and Restricted Stock Award Memo (August 2019). (57)

10.63	Form of Restricted Stock Award. (57)

10.64	December 5, 2019 Note Purchase Agreement with Atlas Sciences, LLC. (62)

10.65	December 5, 2019 Security Agreement with Atlas Sciences, LLC. (62)

10.66	March 20, 2020 Amendment to 2017 Material Transfer and Research Agreement with Roswell Park Cancer Institute. (63)

16.1	April 5, 2018 Letter from RSM US LLP. (45)

21.1	List of Subsidiaries. (47)

23.1	Consent of Morrison, Brown, Argiz & Farra, LLC.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101	The following materials from AIM’ Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

(1)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed March 15, 2019 and is hereby incorporated by reference.

(2)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995 and is hereby incorporated by reference.

(3)	Filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 16, 2011 and is hereby incorporated by reference.

(4)	Filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2016 and is hereby incorporated by reference.

(5)	Filed with the Securities and Exchange Commission on November 14, 2017 as an exhibit to the Company’s Registration Statement on Form 8-A12B (No. 0-27072) and is hereby incorporated by reference.

(6)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form S-3 Registration Statement (No. 333-205228) on June 25, 2015 and is hereby incorporated by reference.

(7)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2008 and is hereby incorporated by reference.

(8)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2010 and is hereby incorporated by reference.

(9)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2005 and is hereby incorporated by reference.

(10)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 000-27072) for the year ended December 31, 2009 and is hereby incorporated by reference.

(11)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) dated May 28, 2010 and is hereby incorporated by reference.

(12)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2011 and is hereby incorporated by reference.

(13)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2011 and is hereby incorporated by reference.

(14)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed September 23, 2011 and is hereby incorporated by reference.

(15)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed December 12, 2011 and is hereby incorporated by reference.

(16)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 000-27072) for the year ended December 31, 2011 and is hereby incorporated by reference.

(17)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed August 15, 2012 and is hereby incorporated by reference.

(18)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed July 23, 2012 and is hereby incorporated by reference.

(19)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2013 and is hereby incorporated by reference.

(20)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2014 and is hereby incorporated by reference.

(21)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2017 and is hereby incorporated by reference left blank.

(22)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed June 23, 2015 and is hereby incorporated by reference.

(23)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed August 4, 2015 and is hereby incorporated by reference.

(24)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2015 and is hereby incorporated by reference.

(25)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended September 30, 2015 and is hereby incorporated by reference.

(26)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed November 23, 2015 and is hereby incorporated by reference.

(27)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed December 15, 2015 and is hereby incorporated by reference.

(28)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed January 14, 2016 and is hereby incorporated by reference.

(29)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed February 4, 2016 and is hereby incorporated by reference.

(30)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed March 1, 2016 and is hereby incorporated by reference.

(31)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s amended quarterly report on Form 10-Q/A (No. 000-27072) for the period ended September 30, 2011 and is hereby incorporated by reference.

(32)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 and is hereby incorporated by reference.

(33)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed June 10, 2016 and is hereby incorporated by reference.

(34)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2016 and is hereby incorporated by reference.

(35)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q/A for the period ended March 31, 2016 and is hereby incorporated by reference.

(36)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed September 1, 2016 and is hereby incorporated by reference.

(37)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K/A filed May 8, 2017 and is hereby incorporated by reference.

(38)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed February 3, 2017 and is hereby incorporated by reference.

(39)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 29, 2017 and is hereby incorporated by reference.

(40)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 23, 2017 and is hereby incorporated by reference.

(41)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed June 1, 2017 and is hereby incorporated by reference.

(42)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2017 and is hereby incorporated by reference.

(43)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed March 22, 2018 and is hereby incorporated by reference.

(44)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed April 20, 2018 and is hereby incorporated by reference.

(45)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed May 6, 2018 and is hereby incorporated by reference.

(46)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018 and is hereby incorporated by reference.

(47)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-226057) filed July 2, 2018 and is hereby incorporated by reference.

(48)	Filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 3, 2018 and is hereby incorporated by reference.

(49)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed October 4, 2018 and is hereby incorporated by reference.

(50)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed March 8, 2019 and is hereby incorporated by reference.

(51)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019 and is hereby incorporated by reference.

(52)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed June 5, 2019 and is hereby incorporated by reference.

(53)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 23, 2019 and is hereby incorporated by reference.

(54)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed May 2, 2019 and is hereby incorporated by reference.

(55)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed July 22, 2019 and is hereby incorporated by reference.

(56)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2019 and is hereby incorporated by reference.

(57)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 26, 2019 and is hereby incorporated by reference.

(58)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2019 and is hereby incorporated by reference.

(59)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1/A (No. 333-233657) filed September 24, 2019 and is hereby incorporated by reference.

(60)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2018 and is hereby incorporated by reference.

(61)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed February 27, 2019 and is hereby incorporated by reference.

(62)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2019 and is hereby incorporated by reference.

(63)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed March 26, 2020 and is hereby incorporated by reference.

(b) Financial Statement Schedules

All schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the financial statements and related notes thereto.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

By:	/s/ Thomas K. Equels
Thomas K. Equels
Chief Executive Officer

March 30, 2020

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ Thomas K Equels	Chief Executive Officer & President,	March 30 2020
Thomas K. Equels	Director of the Board

/s/ William Mitchell	Chairman of the Board	March 30, 2020
William Mitchell, M.D., Ph.D.	and Director

/s/ Stewart L Appelrouth	Director	March 30, 2020
Stewart L. Appelrouth

/s/ Ellen M Lintal	Chief Financial Officer	March 30, 2020
Ellen M Lintal

AIM IMMUNOTECH INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of AIM ImmunoTech Inc.

Opinion on the Financial Statement

We have audited the accompanying balance sheets of AIM ImmunoTech Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity and cashflows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Miami, Florida

March 30, 2020

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

(in thousands, except for share and per share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,470	$299
Marketable securities	7,308	1,526
Funds receivable from sale of New Jersey net operating loss	776	859
Accounts receivable, net	44	235
Prepaid expenses and other current assets	848	880
Total current assets	10,446	3,799
Property and equipment, net	7,116	7,782
Right of use asset, net	152	—
Patent and trademark rights, net	1,151	912
Other assets	1,354	1,352
Total assets	$20,219	$13,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$472	$680
Accrued expenses	403	1,005
Convertible note payable	—	3,408
Current portion of operating lease liability	38	—
Current portion of financing obligation	214	199
Total current liabilities	1,127	5,292
Long-term liabilities:
Operating lease liability	114	—
Notes payable	3,910	—
Financing obligation arising from sale leaseback transaction (Note 19)	2,104	2,318
Redeemable warrants	57	1,061
Commitments and contingencies (Notes 9, 11, 12, 14, 15 and 19)
Stockholders’ equity:

Series B Convertible Preferred Stock, stated value $1,000 per share, 8,000 shares designated, 778 shares issued and outstanding	778	—
Common Stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 10,386,754 and 1,107,607, respectively	10	1
Additional paid-in capital	340,228	323,749
Accumulated deficit	(328,109)	(318,576)
Total stockholders’ equity	12,907	5,174
Total liabilities and stockholders’ equity	$20,219	$13,845

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2019	2018
Revenues:
Clinical treatment programs - US	$110	$248
Clinical treatment programs - Europe	30	119
Total Revenues	140	367
Costs and Expenses:
Production costs	893	884
Research and development	4,651	4,778
General and administrative	7,039	6,201
Total Costs and Expenses	12,583	11,863
Operating loss	(12,443)	(11,496)
Interest and other income	89	32
Interest expense and other finance costs	(427)	(502)
Settlement of litigation/Insurance Claim	1,217	474
Extinguishment of debt	(345)	—
Fair value of convertible note adjustment	90	(582)
Redeemable warrants valuation adjustment	1,510	1,165
Gain from sale of income tax operating losses	776	859
Gain on sale of building	—	223
Net loss	(9,533)	(9,827)
Basic and diluted loss per share	$(2.62)	$(9.77)
Weighted average shares outstanding basic and diluted	3,642,717	1,004,300

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2017	—	747,382	$1	$317,451	$(308,749)	$8,703
Shares issued for:
Shares sold at the market	—	49,463	—	803	—	803
Common Stock issuance, net of costs	—	256,871	—	2,782	—	2,782
Convertible note origination shares	—	11,364	—	83	—	83
Other issuance	—	18,886	—	330	—	330
Equity based compensation	—	23,641	—	930	—	930
Redeemable warrants	—	—	—	221	—	221
Warrants issued for building sales leaseback	—	—	—	1,149	—	1,149
Net loss	—	—	—	—	(9,827)	(9,827)
Balance December 31, 2018	—	1,107,607	1	323,749	(318,576)	5,174
Shares issued for:
Shares sold at the market	—	908,496	1	2,489	—	2,490
Common Stock issuance, net of costs	—	8,047,732	8	14,457	—	14,465
Convertible note origination shares	—	204,246	—	1,473	—	1,473
Deemed dividends	—	—	—	(135)	—	(135)
Equity-based compensation	—	1,932	—	853	—	853
Redeemable warrants	—	—	—	(2,787)	—	(2,787)
Shares issues to pay accounts payable	—	116,741	—	129	—	129
Series B preferred shares issued, net of offering costs	5,312	—	—	—	—	5,312
Series B preferred shares converted to Common shares	(4,534)	—	—	—	—	(4,534)
Net loss	—	—	—	—	(9, 533)	(9,533)
Balance December 31, 2019	778	10,386,754	$10	$340,228	$(328,109)	$12,907

See accompanying notes to consolidated financial statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

Years ended December 31,

	2019	2018
Cash flows from operating activities:
Net loss	$(9,533)	$(9,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	735	856
Redeemable warrants valuation adjustment	(1,236)	(1,165)
Fair value of convertible note adjustment	(70)	582
Extinguishment of convertible note	345	—
Amortization of patent, trademark rights	57	22
Changes in ROU assets	37	—
Equity-based compensation	853	929
Gain on sale of building	—	(223)
Amortization of finance and debt issuance costs	288	263
Change in assets and liabilities:
Accounts and other receivables	274	(1,070)
Prepaid expenses and other current assets	29	(251)
Lease liability	(37)	—
Accounts payable	(207)	166
Accrued interest expense	129	—
Accrued expenses	(731)	(922)
Net cash used in operating activities	(9,067)	(10,640)
Cash flows from investing activities:
Proceeds from sale of marketable securities	—	(831)
Purchase of short-term marketable securities	(5,782)	—
Purchase of property and equipment	(68)	(51)
Proceeds from sale of building	—	1,050
Purchase of patent and trademark rights	(297)	(76)
Net cash (used in) provided by investing activities	(6,147)	92
Cash flows from financing activities:
Proceeds from lease financing obligation	—	4,080
Finance and debt issuance costs	—	(439)
Financing obligation payments	(340)	(264)
Proceeds from note payable, net of issuance costs	3,632	3,059
Payoff of mortgage note payable	(2,210)	(1,957)
Security deposits paid	—	(114)
Proceeds from sale of stock, net of issuance costs	15,303	5,070
Net cash provided by financing activities	16,385	9,435
Net increase (decrease)in cash and cash equivalents	1,171	(1,113)
Cash and cash equivalents at beginning of period	299	1,412
Cash and cash equivalents at end of period	$1,470	$299
Supplemental disclosures of non-cash investing and financing cash flow information:
Stock issued to settle accounts payable	$129	$330
Conversion of note payable in shares	$1,236	—
Conversion of series B preferred	$4,534	—
Operating Lease – Right of Use Assets	$188	$—

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “Company”, “we” or “us”) are an immuno-pharma company headquartered in Ocala, Florida and focused on the research and development of therapeutics to treat multiple types of cancers, various viruses and immune-deficiency disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). A first-in-class drug is also known as a new molecular entity that contains an active moiety. Ampligen has not been approved by the FDA or marketed in the US.

Since the outbreak of SARS-CoV-2, we have been actively engaged in determining whether Ampligen could be an effective treatment for this virus. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus. Recently, we announced that the National Institute of Infectious Diseases (NIID) in Japan will begin testing Ampligen as a potential treatment for COVID-19, the new coronavirus infectious disease caused by SARS-CoV-2. The experimental program will be conducted at both the NIID and the University of Tokyo. In addition, we have joined with ChinaGoAbroad (CGA) to facilitate the entry of Ampligen into the People’s Republic of China (PRC) for use as a prophylactic/early-onset therapeutic against COVID-19. CGA is a member-based online information platform and offline advisory firm serving to facilitate two-way international transactions relating to the PRC in collaboration with the China Overseas Development Association (CODA), which had up until recently reported to the PRC National Development and Reform Commission (NDRC), which in turn reports to the State Council (China’s cabinet).

The active component of Ampligen® is a double stranded RNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen® has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. We have also seen synergistic success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen® is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided our focus toward the potential use of Ampligen® as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen® clinical trials — both underway and planned — at major cancer research centers around the country. Ampligen® was used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center. We currently are awaiting a report on the Netherland’s trials.

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

Alferon N Injection® is approved for a category of sexually transmitted diseases infection. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional treatment of refractory (resistant to other treatment) or recurring external condylomata acuminata/genital warts (GW) in patients 18 years of age or older. Certain types of human papilloma viruses cause GW. AIM also has approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina. We are in the process of developing and, with proper funding, will be seeking FDA Pre-Approval Inspection of a high-volume, high-efficiency, upgraded manufacturing process to allow for the commercial viability of Alferon®.

We operate a 30,000 sq. ft. facility in New Brunswick, NJ with the objective of producing Ampligen® and Alferon®. We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of Ampligen® and our FDA-approved drug Alferon® N and continue to seek contract manufactures to facilitate high volume production.

The Company has incurred numerous years of substantial operating losses as it pursues its clinical and pre-clinical development activities and appropriate regulatory approval processes before any such products can be sold and marketed. As of December 31, 2019, its accumulated deficit was approximately $328,109,000. The Company has not yet generated significant revenues from our products and may incur substantial losses in the future. The Company evaluated these conditions and events that may raise substantial doubt about the Company’s ability to continue as a going concern; however, the Company believes that it has alleviated the substantial doubt by implementing certain actions. The Company reexamined its fundamental priorities in terms of direction, corporate culture and its ability to fund operations. As a result, there were significant changes at the Company including the Company restructuring its executive management team, initiating the pursuit of international sales of clinical grade materials, and implementing a cost saving program which assisted the Company in gained efficiencies and eliminated redundancies within its workforce.

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

The consolidated financial statements include the financial statements of AIM ImmunoTech Inc. and its wholly-owned subsidiaries, which are incorporated in Delaware and are dormant. The Company’s foreign subsidiary, Hemispherx Biopharma Europe N.V./S.A., was established in Belgium in 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash and money market accounts and total $1,470,000 and $299,000 at December 31, 2019 and 2018, respectively.

(b) Marketable Securities

The Company’s securities are stated at fair value. The Company records changes in fair value of these investments in results of operations. Management identified an error related to the classification of its marketable securities and determined that the impact of such error was not material to its financial position or results of operations in prior year. Accordingly, prior year financial statements and related disclosures have been corrected in the current year.

(c) Property and Equipment, net

	(in thousands) December 31,
	2019	2018
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,114	5,045
Total property and equipment	15,661	15,592
Less: accumulated depreciation and amortization	(8,545)	(7,810)
Property and equipment, net	$7,116	$7,782

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

As stated above, the Company sold the buildings located at 5 Jules Lane, New Brunswick, NJ and the building located at located at 783 Jersey Lane, New Brunswick, NJ.

(d) Patent and Trademark Rights, net

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

(e) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure (“ GAAP”) of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates, and, those differences may be material. Accounts requiring the use of significant estimates include valuation allowances for inventory, determination of other-than-temporary impairment on securities, valuation of deferred taxes, patent and trademark valuations, stock-based compensation calculations, building valuation, fair value of warrants, convertible note payable and contingency accruals.

(f) Revenue

The Company has elected to apply the Full Retrospective Application to implement the new revenue recognition standard ASC 606. The Company, based on the nature of its Ampligen sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy U.S. GAAP and that difficulties did not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard had little or no impact to the Company’s opening balance of retained earnings.

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

(h) Recent Accounting Standards and Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) ASC No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 eliminated transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As of December 31, 2017, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. The Company applied the Full Retrospective Application to implement the new revenue recognition standard ASC 606. The Company, based on the nature of its Ampligen® sales under its cost recovery programs, determined that there were no material differences between the new accounting standard and legacy U.S. GAAP and that difficulties did not arise for any “open” contract issues with its customers during the transition period. The Company also determined that the adoption of this standard had little or no impact to the Company’s opening balance of retained earnings.

In January 2016, the FASB has issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. The adoption of the guidance had no material impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. ASU 2016-02 allows a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the effects the adoption of this guidance will have on the consolidated financial statements. (See Note 12 : Leases).

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

In 2019, the FASB also issued ASU 2019-01 through 2019-12. These updates did not have a significant impact on the financial statements.

(i) Stock-Based Compensation

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

(j) Accounts Receivable, net

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process. The Company does not require collateral on its receivables. The Company’s receivables were $44,000, net of $30,000 allowance for doubtful accounts, and $235,000 as of December 31, 2019 and 2018, respectively.

(k) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Equivalent Common shares, consisting of 8,351,113, and 501,248 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2019 and 2018, respectively, since their effect is antidilutive due to the net loss of the Company.

(l) Long-Lived Assets

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

Commercial sales of Alferon in the U.S. will not resume until new batches of commercial filled and finished product are produced and released by the Food and Drug Administration (“FDA”). While the facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company also will need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. The Company estimates it will need approximately $10,000,000 to commence the manufacturing process. Due to the Company extending the timeline of Alferon production to an excess of one year, the Company reclassified Alferon work in process inventory of $1,095,000 to other assets within our balance sheet as of December 31, 2019 and 2018 and due to the high cost estimates to bring the facility back online. The above estimated cost includes additional funds needed for the revalidation process in the Company’s facility to initiate commercial manufacturing, thereby readying itself for an FDA Pre-Approval Inspection. If the Company is unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, its operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

The Alferon work in process is currently compliant with our internal protocols, is stored in a controlled state, and the Company regularly monitors the stability of the product. All of these factors contribute to the potential sale of the Alferon work in process, after validation lots have been produced and including a successful pre-approval inspection.

(4) Marketable Securities

Marketable securities consist of mutual funds. At December 31, 2019 and 2018, all securities were measured as Level 1 instruments of the fair value measurements standard.

Securities classified as available for sale consisted of:

December 31, 2019

(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,308	$7,308
Totals	$7,308	$7,308

December 31, 2018

(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$1,526	$1,526
Totals	$1,526	$1,526

Net gain and loss recognized during 2019 and 2018 respectively was $3,000 and $14,000.

(5) Patents, Trademark Rights and Other Intangibles (FASB ASC 350-30 General Intangibles Other than Goodwill)

During the years ended December 31, 2019 and 2018, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges of $79,000 and $41,000, respectively, which are included in research and development. Amortization expense was $57,000 and $64,000 in 2019 and 2018, respectively. The total cost of the patents was $1,480,000 and $1,183,000 as of December 31, 2019 and 2018, respectively. The accumulated amortization as of December 31, 2019 and 2018 is $329,000 and $271,000, respectively. For the year ended December 31, 2019 and 2018, additions to patents costs and licensing fees were $356,000 and $118,000, respectively.

Amortization of patents and trademarks for each of the next five years is as follows: 2020 - $71,000; 2021 - $71,000; 2022 - $71,000, 2023 - $71,000 and 2024 - $71,000. No amortization expense is recognized related to patents that are pending.

(6) Accrued Expenses

Accrued expenses at December 31, 2019 and 2018 consist of the following:

	(in thousands) December 31,
	2019	2018
Compensation	$94	$613
Professional fees	73	83
Clinical trial expenses	56	7
Other expenses	180	302
	$403	$1,005

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of December 31, 2019, the Company had 778 shares of Series B Convertible Preferred Stock outstanding. Each such Preferred Share is convertible into 5,000 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, the Company distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $0.20) and 5,000 warrants with an assumed exercise price of $0.20. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4.7 million.

(b) Common Stock

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

In June 2019, the Company effected a 44-to-1 reverse stock split of the outstanding shares, in order to become compliant with the NYSE regulations. This did not affect the number of authorized shares. All references herein to shares of common stock, options, warrants and preferred stock have been adjusted to give effect to this reverse stock

The Board of Directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of November 5, 2018, the Company issued 22,282 shares of its Common Stock at prices between $8.80 and $30.36 per share directly to executives and employees, for $373,852 in a series of private transactions pursuant to stock purchase agreements.

On June 11, 2019, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of June 28, 2019, the Company has issued 67,767 shares of its common stock at prices between $4.03 and $4.37 for a total of $274,000. This plan expired August 19, 2019.

On September 27, 2019, the Company closed an public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were $7,200,000.

On August 23, 2017, the Holders of the Series A Warrants and Series B Warrants exchanged all of their Warrants for new warrants (respectively, the “Series A Exchange Warrants” and the “Series B Exchange Warrants” and, collectively, the “Exchange Warrants”) identical to the Warrants except as follows: The exercise price of both Exchange Warrants is $19.80 per share, subject to adjustment therein, and the number of Series B Exchange Warrants issued was proportionately reduced to an aggregate of 63,636 warrants so that all Exchange Warrants in the Exchange Transaction do not exceed 19.9% of the number of the Company’s issued and outstanding shares of Common Stock as of May 31, 2017, the date of the Exchange Transaction offer letters. The issuance of the Exchange Warrants by the Company and the shares of Common Stock issuable upon exercise of the Exchange Warrants is exempt from registration pursuant to Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 63,636 warrants with an expiration date of March 1, 2018 and an exercise price on $19.80 were exercised in January and February 2018. The Company realized proceeds of $1,260,000 from these exercises.

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

On May 2, 2019, the Company entered into an agreement with the holders of the August 23, 2017 and April 20, 2018 respectively. The warrant exercise price was reduced to $6.60 and 103,410 warrants were exercised, reducing the liability attributed to the warrants by approximately $404,000, and the Company realized about $682,000 in net proceeds, resulting in an addition to stockholders’ equity of approximately $1,086,000. On November 27, 2017, the Company reactivated the EDA. During the year ended December 31, 2018, the Company sold an aggregate of 49,463 shares under the EDA for proceeds of $827,000 net of $25,000 in commissions. Pursuant to a prospectus supplement dated February 7, 2018, the Company was able to sell up to 148,844 of its Common Stock (inclusive of shares already sold under the prospectus supplement) under the EDA. The actual number of shares, that the Company can sell, and the proceeds to be received there from are dependent upon the market price of its Common Stock.

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim, pursuant to which it may sell from time to time, shares of its Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced the Company’s prior 2012 Equity Distribution Agreement with Maxim. On July 19, 2019, the Company filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) in connection with the Offering (the “Prospectus Supplement”) under its existing Registration Statement on Form S-3 (File No 333-226059), which became effective on August 3, 2018 (the “Registration Statement”), related to the sale of Shares having an aggregate offering price of up to $4,508,244, the maximum number of Shares permitted to be sold under the 2019 EDA and Registration Statement at that time. As of December 31, 2019, the Company sold 905,869 shares under the Distribution Agreement for a total of $2,553,079 which includes a 3.5% fee to Maxim of $89,358.

As part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, the directors agreed to defer 100% of their fees until cash is available. In consideration of this deferral, 5,137 options were issued to each of the two independent directors in February 2018 with an exercise price of $16.28; 3,456 options were issued to each of the two independent directors in May 2018 with an exercise price of $13.20, and 2,230 options were issued in July 2018 with an exercise price of $13.54. All of the foregoing options and the options discussed below are exercisable for a period of 10 years with a vesting period of three years. This program was suspended as of July 15, 2018 and all remaining deferred fees were paid in July 2018. This Program was reactivated as of August 16, 2018 with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the stockholders and the securities issuable thereunder were registered with the SEC. The 2018 Equity Incentive Plan was approved by the stockholders and the securities issuable thereunder were registered with the SEC and, on October 17, 2018, 3,297 options were issued to each of the two independent directors with an exercise price on $9.68 for a period of ten years with a vesting period of one year.

Also, as part of the cash conservation program adopted on August 28, 2017, starting with the month of September 2017, certain officers agreed to defer 40% of their salaries until cash is available. In consideration of this deferral, 20,101 options were issued to these officers in February 2018 with an exercise price of $16.28; 13,617 options were issued to these officers in May 2018 with an exercise price of $13.20, and 8,847 options were issued to these officers in July 2018 with an exercise price of $13.64. This program was suspended as of July 15, 2018 and all remaining deferred salaries were paid on July 2018. This Program was reactivated as of August 16, 2018 for 50% of their salaries with the understanding that options would not be issued on the deferred amounts until the 2018 Equity Incentive Plan was approved by the stockholders and the plan registered with the SEC. The 2018 Equity Incentive Plan has been approved by the stockholders and registered with the SEC and on October 17, 2018, 18,380 options were issued to these officers with an exercise price on $9.68 for a period of ten years with a vesting period of one year

Also, as part of the cash conservation program adopted on August 28, 2017, all employees agreed to be paid 50% of their salaries in the form of unrestricted Common Stock of the Company. Starting with the month of September 2017, the salaries of all the employees of the Company were paid 50% in the form of unrestricted Common Stock of the Company. The total number of shares issued as of June 30, 2018 to the employees under this program was 48,111 shares at stock prices ranging from $13.64 to $24.20 per share. This program was suspended by the Board of Directors on June 30, 2018.

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

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors issued 26,324 options to the officers and directors at the exercise price of $9.68 expiring in 10 years, and on November 14, 2018, the Board of Directors issued 23 options to each employee, officer and director at the exercise price of $9.68 expiring in ten years.

As of December 31, 2019, and 2018, there were 10,386,754 and 1,107,607 shares outstanding, respectively.

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

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.6%	2.6%-3.0%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	82.60%	85.68%-86.89%
Weighted average grant date fair value for options and equity warrants issued	$9.68 per option for 39,267 options	$10.12 per option for 133,284 options

The exercise price of all stock options and equity warrants granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant.

Information regarding the options approved by the Board of Directors under Equity Plan of 2009 is summarized below. The plan expires June 24, 2019:

	2019			2018
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	144,060	13.20 – 2,127.84	15.84	42,666	13.64 – 2,127.84	34.80
Granted	—	—	—	106,225	13.20 – 16.72	14.96
Forfeited	(11,445)	13.20- 2,127.84	37.45	(4,860)	348.48 – 2,127.84	123.44
Exercised	—	—	—	—	—	—
Outstanding, end of year	132,615	13.20-2,127.84	31.65	144,060	13.20 - 2,127.84	15.84
Exercisable, end of year	50,552	13.20-2,127.84		54,068	13.20 – 2,127.84
Weighted average remaining contractual life (years)	1-10 years			2-10 years

Information regarding the options approved by the Board of Directors under the Equity Plan of 2018 is summarized below:

	2019			2018
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	27,029	9.68	9.68	—	—	—
Granted	39,268	9.68	9.68	27,029	9.68	9.68
Forfeited	(4,679)	9.68	9.68	—	—	—
Exercised	—	—		—	—	—
Outstanding, end of year	61,618	9.68	9.68	27,029	9.68	9.68
Exercisable, end of year	49,376	9.68	9.68	6,691	9.68	9.68
Weighted average remaining contractual life (years)	9.10 years			10 years
Available for future grants	87,798			132,061

Stock option activity during the years ended December 31, 2019 and 2018 is as follows:

Stock option activity for employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2017	27,361	$260.04	6.89	—
Granted	94,650	14.16	—	—
Forfeited	(5,862)	1,467.40	—	—
Outstanding December 31, 2018	116,149	$33.00	5.89	—
Granted	27,570	9.68	—	—
Forfeited	(15,972)	19.76	—	—
Outstanding December 31, 2019	127,747	$29.61	6.41	—
Vested and expected to vest at December 31, 2019	127,747	$29.61	6.41	—
Exercisable at December 31, 2019	59,464	$18.98	7.35	—

The weighted-average grant-date fair value of employee options granted during the year 2019 was $267,000 for 27,570 options at $9.68 per option and during year 2018 was $230,000 for 94,650 options at $14.16 per option.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2017	49,485	$21.12	8.62	—
Granted	94,650	14.08	—	—
Vested	(27,482)	38.72	—	—
Forfeited	—	—	—	—
Unvested December 31, 2018	116,293	$21.12	7.62	—
Granted	27,570	9.68	—	—
Vested	(59,464)	12.02	—	—
Forfeited	—	—	—	—
Unvested December 31, 2019	84,398	$23.79	7.48	—

The weighted-average grant-date fair value of employee options granted during the year 2019 was $267,000 for 27,570 options at $9.68 per option and during year 2018 was $230,000 for 94,650 options at $10.12 per option.

Stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2017	17,640	$118.80	6.69	—
Granted	38,634	4.7	—	—
Exercised	—	—	—	—
Forfeited	(964)	854.04	—	—
Outstanding December 31, 2018	55,130	$29.92	5.69	—
Granted	11,697	9.68	—	—
Exercised	—	—	—	—
Forfeited	(152)	151.52	—	—
Outstanding December 31, 2019	66,675	$24.09	5.47	—
Vested and expected to vest at December 31, 2019	66,675	$24.09	5.47	—
Exercisable at December 31, 2019	40,465	$19.60	6.61	—

The weighted-average grant-date fair value of non-employee options granted during year 2019 was $113,000 for 11,697 options at $9.68 per option and during the year 2018 was $182,000 for 38,634 options at $18.48 per option.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2017	46,817	$15.84	6.84	—
Granted	38,635	13.64	—	—
Vested	(13,940)	15.40	—	—
Forfeited	(110)	15.40	—	—
Unvested December 31, 2018	71,402	$13.64	5.84	—
Granted	11,697	9.68	—	—
Vested	(26,532)	19.60	—	—
Forfeited	—	—	—	—
Unvested December 31, 2019	56,567	$12.80	5.21	—

Stock-based compensation expense was approximately $853,000 and $929,000 for the years ended December 31, 2019, and 2018 resulting in an increase in general and administrative expenses and loss per share of $0.23 and $0.89, respectively.

As of December 31, 2019, and 2018, there was $696,000 and $1,273,000, respectively, of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans. Stock-based compensation related to options granted under the Equity Incentive Plans will be recorded over the vesting period which is typically one year or upon reaching agreed upon company and/or individual performance milestones being met which is indefinite.

(ii) Stock Warrants

Stock warrants are issued as needed by the Board of Directors and have no formal plan.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the warrants was estimated based on historical option holder’s behavior and represents the period of time that options are expected to be outstanding. There were 233,314 granted in 2018 at $17.16 per warrant, and 8,638,758 granted in 2019 at $0.99 per warrant.

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	2019			2018
	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price
Outstanding, beginning of year	325,802	$17.16-469.92	$8.80-469.92	166,693	$19.80-469.92	$27.72
Granted	8,629,758	0.99-8.80	1.83	223,314	17.16	17.16
Forfeited	(930)	269.28	269.28	(568)	264.00	264.00
Exercised	(567,272)	6.60-8.80	7.00	(63,636)	19.80	19.80
Outstanding, end of year	8,064,096	$0.99-469.92	$1.71	325,802	$17.16-$469.92	$21.56
Exercisable	8,064,096	$0.99-469.92	$1.71	325,802	$17.16-$469.92	$21.56
Weighted average remaining contractual life	6.75 years			2.3 years
Years exercisable	2020-2024			2019-2023

Stock warrants are issued at the discretion of the Board. In 2019 there were 8,629,758 warrants issued at a weighed average exercise price of $0.99 and in 2018, there were 223,314 warrants issued at a weighted average price of $17.16. 567,272 warrants were exercised in 2019 and 63,636 were exercised in 2018.

(8) Segment and Related Information

The Company operates in one segment, which performs research and development activities related to Ampligen® and other drugs under development, and sales and marketing of Alferon®. The Company’s revenues for the two-year period ended December 31, 2019, were earned in the United States and overseas.

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

In 2017, we entered into a purchase order with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for the Company. Two commercial size batches were filled and finished for human use in 2018. We paid Jubilant $320,000 in 2017 and $1,078,000 in 2018 for a total of $1,398,000 to date for these services. In 2019, we entered into a purchase order with Jubilant pursuant to which Jubilant will manufacture 2 additional batches of Ampligen® for the Company. Two commercial size batches will be filled and finished for human use in early 2020. We paid Jubilant $383,320 in 2019 to date for these services.

In 2017, AIM ImmunoTech filed a complaint in the Philadelphia County Court of Common Pleas Civil Trial Division against Nitto Avecia Pharma Services, Inc. (“NAPS”), the successor to Avrio Biopharmaceuticals, LLC (“Avrio”), primarily for breach of contract. Pursuant to the applicable agreement, Avrio was to provide fill and finish services of Ampligen®. AIM ImmunoTech sought damages due to Avrio’s failures and omissions during the fill and finish process which led to a loss of product. In June 2017, NAPS filed an answer denying liability and counter claiming breach of contract by AIM ImmunoTech. In March of 2018, the parties agreed to fully resolve their dispute by agreement for a satisfactory payment to AIM ImmunoTech and additional consideration. There was a gain of $474,000 resulting from the settlement of litigation with Nitto Avecia Pharma Services, Inc

The Company has an agreement with Asembia, formerly Armada Healthcare, LLC to undertake the marketing, education and sales of Alferon N Injection® throughout the United States. This agreement also provides start-up along with ongoing sales and marketing support to the Company. In August 2017, the Company extended this agreement through August 14, 2019 subject to the same terms and conditions. The Company incurred no fees for the years ended December 31, 2019, and 2018, pursuant to the original and amended agreements.

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

(10) 401(k) Plan

The Company has a defined contribution plan, entitled the AIM ImmunoTech Employees 401(k) Plan and Trust Agreement (the “401(k) Plan”). Full time employees of the Company are eligible to participate in the 401(k) Plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants’ contributions to the 401(k) Plan may be matched by the Company at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. A 6% Company matching contribution was established, effective as of January 1, 2010 through December 31, 2015. As of January 1, 2016, the matching has been terminated. For 2019 and 2018, the Company made no contributions towards the 401(k) Plan in these years.

(11) Royalties, License and Employment Agreements

The Company had contractual agreements with Named Executive Officers, exclusive of Mr. Pascale, who retired in September 2019, (“Officers”) in 2019, and 2018. The aggregate annual base compensation for these Officers under their respective contractual agreements for 2019, and 2018 was $1,400,000, and $1,247,000 respectively. In addition, certain of these Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. In 2019 and 2018, no Officers’ bonuses were granted.

In 2019, equity was granted as a form of compensation to these Officers:

●	The Company granted 9,685 ten-year options to purchase common stock with exercise prices of $9.68 per share to vest in a year to Thomas K. Equels, Chief Executive Officer.

●	The Company granted 3,228 ten-year options to purchase common stock with exercise prices of $9.68 per share which vest in year to Adam Pascale, Chief Financial Officer.

●	The Company granted 4,520 ten-year options to purchase common stock with exercise prices of $9.68 per share which vest in one year to Peter Rodino, Chief Operating Officer and General Counsel.

●	The Company granted to Thomas K. Equels, Chief Executive Officer, 97,500 shares of Restricted Stock Awards with an exercise price ranging from $0.40 to $0.55 per share which vest in 6 months, for 25% cut in salary.

●	The Company granted to Peter Rodino, Chief Operating Officer General Counsel, 45,500 Restricted Stock Awards with an exercise price ranging from $0.40 to $0.55 per share which vest in 6 months, for 25% cut in salary.

●	The Company granted to Ellen M. Lintal, Chief Financial Officer, 22,528 shares of Restricted Stock Awards with an exercise price ranging from $0.40 to $0.55 per share which vest in 6 months, for 25% cut in salary.

In 2018, equity was granted as a form of compensation to these Officers:

●	The Company granted to Thomas K. Equels, Chief Executive Officer, consistent with his employment agreement 6,818 ten year options to purchase common stock with an exercise price of $13.20 per share which vest in one year and 27,091 ten year options with exercise prices of $9.68 to $16.72 which vest in one to three years for 40% and 50% salary deferrals; and

●	The Company granted 9,788 ten-year options to purchase common stock with exercise prices of $9.68 to $16.72 per share which vest in one to three years to Adam Pascale, Chief Financial Officer for 40% and 50% salary deferrals: and

●	The Company granted 13,589 ten-year options to purchase common stock with exercise prices of $9.68 to $16.72 per share which vest in one to three years to Peter Rodino, General Counsel and Company Secretary for 40% and 50% salary deferrals.

The Company recorded stock compensation expense of approximately $118,000 and $928,000 during the years ended December 31, 2019 and 2018 respectively with regard to these issuances.

(12) Leases

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; and ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for the Company on January 1, 2019, with early adoption permitted. A modified retrospective transition approach was required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected all the new standard’s available transition practical expedients other than the use-of hindsight.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for leases of office equipment.

This standard had a material effect on our financial statements. The most significant effect related to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate and equipment operating leases and providing significant new disclosures about our leasing activities.

The Company entered into a Lease Agreement for a term of five years commencing on June 1, 2015 with Fraser Advanced Information Systems, pursuant to which the Company agreed to lease two Sharp copiers. The base rent increases by 5% each year, and ranges from approximately $1,049 per month for the first year to $1,335 per month on the fifth year.

On June 13, 2018, the Company entered into a Lease Agreement for a term of six years commencing on July 1, 2018 with SML FL Holdings LLC, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent increases by 3% each year, and ranges from $2,100 per month for the first year to $2,785 per month for the sixth year.

On May 1, 2019, the Company entered into a Lease Agreement for a term of three years commencing on May 1, 2019 with 604 Associates LLC, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent is $1,500 per month for the term of the lease.

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 6 months and 5 years. As of December 31, 2019, the weighted-average remaining term is 2.42 years.

The Company has determined that the incremental borrowing rate is 10 % as of December 31, 2018 based upon the recently completed financing transaction in September 2018.

Year Ending December 31,
2020	$51,022
2021	41,117
2022	37,973
2023	32,933
2024	16,709
Thereafter	—
Less imputed interest	(18,298)
Total	$164,671

As of December 31, 2019, the balance of the right of use assets was $152,000 and the corresponding lease liability balance was $152,000. The total rent expense for the years ended December 31, 2019 and 2018 amounted approximately $59,000 and $40,000 respectively.

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

As of December 31, 2019, the Company has approximately $180,800,000 of Federal net operating loss carryforwards (expiring in the years 2020 through 2037) and $19,600,000 of Federal net operating loss with no expiration date available to offset future federal taxable income. The Company also has approximately $34,000,000 of Pennsylvania state net operating loss carryforwards (expiring in the years 2020 through 2033) and approximately $8,000,000 of New Jersey state net operating loss carryforwards (expiring in 2039) available to offset future state taxable income. In December 2019 the Company effectively sold $10,000,000 of its New Jersey state net operating loss carryforward for the year 2018 for approximately $776,000. In December 2018, the Company effectively sold $8,000,000 of its New Jersey state net operating loss carryforward for the year 2017 for approximately $859,000.

The utilization of certain state net operating loss carryforwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company’s prior and current equity transactions, the Company’s net operating loss carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 2019 and 2018.

The components of the net deferred tax assets and liabilities as of December 31, 2019 and 2018 consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2019	2018
Net operating losses	$43,162	$39,866
Amortization & depreciation	121	131
Accrued expenses	—	100
Stock compensation	179	191
Total deferred tax assets	43,462	40,288

Deferred tax liabilities:
Research and development costs	(74)	(127)
Deferred tax assets, net	43,388	40,161
Less: Valuation allowance	(43,388)	(40,161)
Deferred tax assets, net	—	—

(14) Note Payable

In May 2017, the Company entered into a mortgage and note payable agreement with a bridge funding company to obtain a two-year funding line of up to $4,000,000 secured by the property and assets located at 783 Jersey Avenue, New Brunswick, New Jersey. The Company borrowed $1,900,000 of the line in monthly advances including accrued interest as of December 31, 2017. The Company was able to request future advances in excess of $2,000,000 at the lender’s discretion and be payable in full upon maturity. The Company paid interest on this note at a fixed rate of 12% per annum for the first 18 months and change to a rate equal to 800 basis points above the prime rate of interest during the remainder of the term; however, the interest rate was not to be less than 12% for the entire term. The note was interest only and payable monthly through the maturity. The Company was permitted to prepay the line without penalty commencing after six months. The note was paid off on March 16, 2018 in conjunction with the sale leaseback of the Company’s above property and assets at an amount of $1,956,803, which included all accrued interest and fees (See also Note 2(c); Property and Equipment, net and Note 19: Financing Obligation).

On August 5, 2019, the Company issued a Secured Promissory Note (the “CV Note”) with Chicago Venture Partners, L.P. (the “CV”). The Note has an original principal amount of $2,635,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. The Company received proceeds of $1,900,000 after an original issue discount and payment of Lender’s legal fees. Pursuant to a Security Agreement between the Company and the Lender, repayment of the Convertible Note is secured by substantially all of our assets other than its intellectual property.

Interest expense associated with the CV Note was approximately $241,000, for the year ended December 31, 2019, which included approximately $127,000 associated with the amortization of applicable discounts to the CV Note.

On December 5, 2019, the Company issued a secured Promissory Note (the “AS Note”) to Atlas Sciences L.P. (“AS”). The AS Note has an original principal amount of $2,175,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its term. The Company utilized the $1,650,000 of the net proceeds from the AS Note to pay off in full our obligation to Iliad, an entity with affiliations to AS, pursuant to the IR Note.

The Company evaluated the IR Note in accordance with ASC 470, Debt (“ASC 470”) and determined the exchange is considered an extinguishment of the existing debt and issuance of new debt. As a result, the Company derecognized the liability and recorded a loss on the extinguishment of debt of $250,000 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the AS Note will be recorded in accordance with ASC 470 whereby the Company will record a liability equal to the proceeds received on December 5, 2019.

In, conjunction with the financing, the Company used the proceeds to pay the outstanding convertible note. See Note 15.

Interest expense associated with the Note was approximately $37,000 for the year ended December 31, 2019, which included approximately $19,000 associated with the amortization of applicable discounts to the AS Note.

(15) Convertible Note Payable

On September 28, 2018, the Company entered into a $3,170,000 10% Secured Convertible Promissory Note (the “IR Note”) with Iliad Research and Trading, L.P. (the “Holder”), which was issued to the Holder in conjunction with 500,000 shares of common stock (the “Origination Shares”). The Company collected $3,000,000 in cash from the Holder during September 2018 and the remainder $170,000 was retained by the Holder for the Holder’s legal fees of $20,000 for the issuance of the IR Note and the Original Issue Discount of $150,000. The Company incurred $210,000 in third-party fees directly attributed to the issuance of the IR Note. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on the IR Note due and payable on September 28, 2019 (unless converted under terms and provisions as set forth within the IR Note). The IR Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $0.30 per share. In addition, beginning on March 28, 2019, the IR Note also provides the Holder with the right to redeem all or any portion of the IR Note (“Redemption Amount”). The payments of each Redemption Amount may be made, at the option of the Company, in cash, by converting such Redemption Amount into shares of common stock (“Redemption Conversion Shares”), or a combination thereof. The number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the lesser of $0.30 or 80% of the lowest Volume Weighted Average Price (“VWAP”) during the ten (10) trading days immediately preceding the applicable measurement date (the “Market Price”). The Purchase Agreement requires the Company to reserve at least 8,900,000 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the IR Note. However, the IR Note provides that the aggregate number shares of common stock issued to the Holder under the IR Note and Purchase Agreement shall not exceed 19.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance. The Origination Shares were to be returned to the Company in the event that the Company could provide within 30 days of the closing of the transaction certain requested assets as security for repayment of the IR Note. The security was not provided so the Origination Shares remained with the Holder.

The Company determined the IR Note should be recorded at fair value with subsequent changes in fair value recorded in earnings. This conclusion is based on the redemption conversion feature, which allows the Holder to trigger the redemption of the IR Note for cash or conversion of the IR Note for common shares prior to its maturity date at a price of the lesser of $0.30 per share or the Market Price as defined within the IR Note. The choice of cash redemption or conversion of the IR Note for common shares is at the option of the Company. This feature may require the Company to issue a variable number of common shares to settle the IR Note which was determined to have a predominantly fixed monetary value at inception.

On March 13, 2019, the Company amended the Purchase Agreement pursuant to which it issued the Convertible IR Note (the “Amendment”). The Amendment extends the maturity of the IR Note to September 28, 2020. In addition, the redemption conversion rates were revised to a price to be determined by mutual agreement between the Company and the Holder. In the event that the Company and the Holder are unable to reach a mutually agreeable price, the Company will be required to pay the applicable redemption amount in cash. The maximum amount of the IR Note the Lender will be able to redeem in any given calendar month is $300,000.

The Company evaluated the Amendment in accordance with ASC 470, Debt (“ASC 470”) and determined the Amendment is considered an extinguishment of the existing debt and issuance of net debt. As a result, the Company derecognized the liability and recorded a loss on the extinguishment of debt of $345,000 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the amended note was recorded in accordance with ASC 480 at the fair value that the note was issued with changes in fair value recorded through earnings at each reporting period.

There were a series of debt conversions during 2019 which partially converted $1,400,000 of the $3,408,000 convertible debt, as amended, into stockholders’ equity, adding approximately $1,400,000 to stockholders’ equity. The number of shares issued in these conversions were 204,246 shares. In October 2019 and November 2019 respectively, the lender redeemed $300,000 pursuant to the terms of the modification. In connection with the IR Note, the Company recorded a gain equal to $127,000 for yearend December 31, 2019 on the Company’s Consolidated Statements of Comprehensive Income (Loss) equal to $582,000 for the year ended December 31, 2018. Refer to Note 14 above in reference to the payoff of the note. with the proceeds of the AS Note.

Interest expense associated with the IR Note was approximately $224,000 for the year ended December 31, 2019, and $82,000 for the year ended December 31, 2018.

(16) Certain Relationships and Related Transactions

The Company has employment agreements with certain of their Executive Officers and has granted such officers and directors options and warrants to purchase their common stock. Please see details of these Employment Agreements in Note 11 - Royalties, License and Employment Agreements.

As set forth in Section 3(c)(ii) of his Employment Agreement, Mr. Equels earned $7,000 and $18,000 for 5% of the Ampligen® cost recovery sales in 2019 and 2018, respectively.

(17) Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest-bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There were no credit-based sales for 2019 and 2018.

(18) Fair Value

The Company is required under U.S. GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Warrants”) related to the Company’s August 2016, February 2017, June 2017, August 2017, April 2018, and March 2019 common stock and warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	December 31, 2019	December 31, 2018
Underlying price per share	$0.54	$7.92
Exercise price per share	$82.50	$82.50
Risk-free interest rate	1.58%	2.47%
Expected holding period	1.67	2.67
Expected volatility	96%	70%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	December 31, 2019	December 31, 2018
Underlying price per share	$0.54	$7.92
Exercise price per share	$30.25 - $33.00	$30.25 - $33.00
Risk-free interest rate	1.6%	2.47%
Expected holding period	2.59-2.60	3.59-3.60
Expected volatility	89%	70%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	December 31, 2019	December 31, 2018
Underlying price per share	$0.54	$7.92
Exercise price per share	$27.72	$27.50
Risk-free interest rate	1.60%	2.47%
Expected holding period	2.42	3.42
Expected volatility	91%	70%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	December 31, 2019	December 31, 2018
Underlying price per share	$0.54	$7.92
Exercise price per share	$19.80	$19.80
Risk-free interest rate	1.59%	2.46%
Expected holding period	2.18	3.18
Expected volatility	94%	70%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	December 31, 2019	December 31, 2018
Underlying price per share	$0.54	$7.92
Exercise price per share	$17.16	$17.16
Risk-free interest rate	1.59% - 1.65%	2.51%
Expected holding period	0.82-3.82	1.82-4.82
Expected volatility	86% - 124%	70%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	December 31, 2019	March 8, 2019
Underlying price per share	$0.54	$6.60
Exercise price per share	$8.80	$8.80
Risk-free interest rate	1.66%	2.42%
Expected holding period	4.19	5.00
Expected volatility	87%	65%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
b.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
c.	Industry and market conditions continue to include a global market recession, adding risk to any transaction.
d.	Available capital for a potential buyer in a cash transaction continues to be limited.
e.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $57,000 and $1,061,000 at December 31, 2019 and 2018, respectively.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 2018, the Company has classified the warrants with cash settlement features and a convertible note payable as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants and the convertible note.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,308	$7,308	$—	$—
Liabilities:
Convertible note payable	$—	—	—	$—
Redeemable warrants	$57	—	—	$57

	(in thousands) As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,526	$1,526	$—	$—
Liabilities:
Convertible note payable	$3,408	—	—	$3,408
Redeemable warrants	$1,061	—	—	$1,061

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2018	$1,061
Warrants exercised and cancelled	(2,419)
Warrants issued	2,790
Deemed dividend	135
Fair value adjustments	(1,510)
Balance at December 31, 2019	$57

Convertible debt:
Balance at December 31, 2018	$3,408-
Deferred debt discounts	345
Payoff of old note payable	(3,722)
New note payable	3,742
Fair value of converted shares	(1,473)
Payoff	(2,210)
Fair value adjustments	(90)
Balance at December 31, 2019	$—

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

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of

December 31, 2019, are as follows:

During the Year:	(amount in thousands)

2020	$417
2021	427
2022	438
2023	450
2024	464
Thereafter	1,562
Total of Payments	$3,758
Less Deferred Issuance Costs	(219)
Less Discount on Debt Instrument	(939)
Less Imputed Interest	(282)
Total Balance	$2,318
Less Current Portion	(214)
Long Term Portion	$2,104

Interest expense relating to this financing agreement was $67,000 for the year ended December 31, 2019 an $61,000 for the year ended December 31, 2018.

(20) Subsequent Events

During the first three months of fiscal 2020, we have generated approximately $25,600,000 in cash. Approximately $16,712,000 net of commissions, from stock sales in our EDA with Maxim Group LLC (“Maxim”) and $8,658,000 from the exercise of outstanding warrants from the September 27, 2019 public offering,

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

Because of the ongoing reaction to the global COVID-19 pandemic, in February the Company joined with ChinaGoAbroad (CGA) to facilitate the entry of Ampligen into the People's Republic of China (PRC) for use as a potential prophylactic/early-onset therapeutic against COVID-19. To facilitate this, the Company entered into a mutual non-disclosure agreements with Shenzhen Smoore Technology Limited and Shanghai Haihong Group Chaohu C-dragon Pharmaceutical Co. Ltd. in March 2020.

